Form 10-Q
period 1996-06-30
CALYPTE BIOMEDICAL CORP
filed 1996-08-14
CIK 899426

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            -----------------------

                                   FORM 10-Q
                            -----------------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to


Commission file number:


                         CALYPTE BIOMEDICAL CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                                      94-3105971
      (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                 Identification Number)

                1440 FOURTH STREET, BERKELEY, CALIFORNIA  94710
            (Address of principal executive offices)      (Zip Code)


                                 (510) 526-2541
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes              No       X

 (This is the initial Form 10-Q required to be filed by the Company; Form S-1 was filed on May 20, 1996.)

    The registrant had 10,435,305 shares of common stock outstanding as of
                               August 14, 1996.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-Q
                                     INDEX

                                                                    PAGE NO.
                                                                    ---------
PART I.  FINANCIAL INFORMATION


         Item 1. Financial Statements:

                 Consolidated Balance Sheets  at June 30, 1996
                 and December 31, 1995  . . . . . . . . . . . . . . . . .  3

                 Consolidated Statements of Operations for the
                 Three Months and Six Months Ended June 30,
                 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .  4

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1996 and 1995  . . . . . . . .  5

                 Notes to Consolidated Financial Statements . . . . . . .  7


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . .  10


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . .  13

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . .  13

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .  13


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  ASSETS

                                                                                         June 30, 1996
                                                                                          (unaudited)
                                                                              -------------------------------------
                                                                                            Pro Forma     Pro Forma   December 31,
                                                                                Actual     Adjustments     (Note 2)         1995
                                                                              ---------    -----------   ----------    ----------
Current assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .     $   1,911    $   12,834    $   14,745    $    2,558
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .           829                         829           756
                                                                              ---------    ----------    ----------    ----------
         Total current assets   . . . . . . . . . . . . . . . . . . . . .         2,740        12,834        15,574         3,314
Property and equipment, net of accumulated depreciation of  $1,777 at
    June 30, 1996 and $1,390 at December 31, 1995 . . . . . . . . . . . .         1,972                       1,972         1,854
Note receivable from officer  . . . . . . . . . . . . . . . . . . . . . .            43                          43            43
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           222                         222           126
                                                                              ---------    ----------    ----------    ----------
                                                                              $   4,977    $   12,834    $   17,811    $    5,337
                                                                              =========    ==========    ==========    ==========


                      LIABILITIES, MANDATORILY REDEEMABLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .     $     995                  $      995         1,054
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,024                       1,024           644
    Notes payable - current portion   . . . . . . . . . . . . . . . . . .         2,748                       2,748         3,258
    Capital lease obligations - current portion   . . . . . . . . . . . .           388                         388           260
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .           663                         663           500
                                                                              ---------    ----------    ----------    ----------
         Total current liabilities  . . . . . . . . . . . . . . . . . . .         5,818                       5,818         5,716
Deferred rent obligation  . . . . . . . . . . . . . . . . . . . . . . . .            70                          70            87
Capital lease obligations - long-term portion . . . . . . . . . . . . . .           632                         632           543
                                                                              ---------    ----------    ----------    ----------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .         6,520                       6,520         6,346
Mandatorily redeemable Series A preferred stock, $0.001 par value;
    100,000 shares authorized, issued and outstanding; aggregate redemption and liquidation value of $1,000,000 plus cumulative
    dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,796                       1,796         1,736
Commitments and contingencies
Stockholders' equity (deficit):
    Series B convertible preferred stock, $0.001 par value; 804,860 shares authorized; 804,846 shares issued and outstanding as of
         December 31, 1995 and June 30, 1996 (-0- shares pro forma);
         aggregate liquidation value of $1,500 as of June 30, 1996
         ($-0- pro forma) . . . . . . . . . . . . . . . . . . . . . . . .             1            (1)            -             1
    Series C convertible preferred stock, $0.001 par value; 1,702,727 shares authorized; 1,702,705 shares issued and outstanding as of December 31, 1995 and June 30, 1996 (-0- shares pro forma);
         aggregate liquidation value of $6,300 as of  June 30, 1996
         ($-0- pro forma)  . . . . . . . . . . . . . . . . . . . . . . .              2            (2)            -             2
    Series D convertible preferred stock, $0.001 par value; 2,130,051 shares authorized; 2,116,999 shares issued and outstanding as of December 31, 1995 and June 30, 1996 (-0- shares pro forma);
         aggregate liquidation value of $10,585 as of June 30, 1996
         ($-0- pro forma)  . . . . . . . . . . . . . . . . . . . . . . .              2            (2)            -             2
    Series E convertible preferred stock, $0.001 par value; 4,000,000 shares authorized; 1,967,866 and 2,700,437 shares issued and outstanding as of December 31, 1995 and June 30, 1996,
         respectively (-0- shares pro forma); aggregate liquidation
         value of $13,502 as of June 30, 1996 ($-0- pro forma) . . . . .             3            (3)            -             2
    Common Stock, $0.001 par value; 12,000,000 shares authorized
         (20,000,000 shares pro forma); 573,899 and 574,059 shares
         issued and outstanding as of December 31, 1995 and June 30,
         1996, respectively (10,199,046 shares pro forma) . . . . . . . .             1             9            10             1
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .        32,915        12,833        45,748        28,014
    Deferred compensation   . . . . . . . . . . . . . . . . . . . . . . .          (418)                       (418)         (366)
    Deficit accumulated during development stage  . . . . . . . . . . . .       (35,845)                    (35,845)      (30,401)
                                                                              ---------    ----------    ----------   -----------
             Total stockholders' equity (deficit) . . . . . . . . . . . .        (3,339)       12,834         9,495        (2,745)
                                                                              =========    ==========    ==========   ===========
                                                                              $   4,977    $   12,834    $   17,811   $     5,337
                                                                              =========    ==========    ==========   ===========





          See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                                              Period from
                                                                                                              February 18,
                                                                                                                  1988
                                                        Three Months Ended           Six Months Ended          (inception)
                                                             June 30,                    June 30,                through
                                                   --------------------------    -------------------------       June 30,
                                                      1996           1995           1996           1995            1996
                                                   -----------    -----------    ----------     ----------     -----------
Revenue earned under research and development
    contracts, substantially from related parties  $         -    $        -     $       -      $       -      $     2,390
Operating expenses:
    Research and development  . . . . . . . .            1,743         1,101         3,571          2,072           23,917
    Purchased in-process research and
      development costs   . . . . . . . . . .                -             -             -              -            2,500
    Selling, general and administrative   . .              820           695         1,716          1,170           12,643
                                                   -----------    ----------     ---------      ---------      -----------
             Loss from operations . . . . . .           (2,563)       (1,796)       (5,287)        (3,242)         (36,670)
Interest income . . . . . . . . . . . . . . .               16            50            53            111              623
Interest expense  . . . . . . . . . . . . . .              (86)          (17)         (220)           (35)            (824)
Other income  . . . . . . . . . . . . . . . .                7             2            12              7               83
                                                   -----------    ----------     ---------      ---------      -----------
             Loss before income taxes and
               extraordinary item . . . . . .           (2,626)       (1,761)       (5,442)        (3,159)         (36,788)
Income Taxes  . . . . . . . . . . . . . . . .               (2)           (2)           (2)            (2)             (62)
                                                   -----------    -----------    ---------      ---------      -----------
             Loss before extraordinary item .           (2,628)       (1,763)       (5,444)        (3,161)         (36,850)
Extraordinary gain on debt extinguishment . .                -             -             -              -              485
                                                   -----------    ----------     ---------      ---------      -----------
             Net loss . . . . . . . . . . . .           (2,628)       (1,763)       (5,444)        (3,161)         (36,365)
Less dividend on mandatorily redeemable
  Series A preferred stock  . . . . . . . . .              (30)          (30)          (60)           (60)            (796)
                                                   -----------    ----------     ---------      ---------      -----------
Net loss attributable to common stockholders       $    (2,658)   $   (1,793)    $  (5,504)     $  (3,221)     $   (37,161)
                                                   ===========    ==========     =========      =========      ===========
Net loss per share attributable to common
  stockholders  . . . . . . . . . . . . . . .      $    (0.41)    $    (0.26)    $   (0.82)     $   (0.46)
                                                   ==========     ==========     =========      =========
Weighted average shares used to compute
  net loss per share attributable to common
  stockholders  . . . . . . . . . . . . . . .            6,547         6,934         6,741          6,934
                                                   ===========    ==========     =========      =========





          See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                                                       Period from
                                                                             Six Months Ended June 30,                  February 18,
                                                                    -------------------------------------------------      1988
                                                                                        1996                            (inception)
                                                                    ---------------------------------------               through
                                                                                  Pro Forma    Pro Forma                  June 30,
                                                                      Actual     Adjustments    (Note 2)         1995       1996
                                                                     ----------   -----------   ----------   --------   ----------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (5,444)                $  (5,444)    $  (3,161)  $ (36,365)
  Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization  . . . . . . . . . . . .            387                       387           216       2,205
         Loss on sale or disposal of equipment  . . . . . . . .              -                         -            62         115
         Extraordinary gain on debt extinguishment  . . . . . .              -                         -             -        (485)
         Amortization of deferred compensation  . . . . . . . .            116                       116            38         317
         Compensation paid by stock issuance  . . . . . . . . .              -                         -            22          47
         Purchased in-process research and development costs  .              -                         -             -       2,500
         Changes in operating assets and liabilities:
             Other current assets . . . . . . . . . . . . . . .            (73)                      (73)          (54)       (590)
             Organizational costs . . . . . . . . . . . . . . .              -                         -             -        (123)
             Other assets . . . . . . . . . . . . . . . . . . .            (96)                      (96)          (22)       (504)
             Accounts payable, accrued expenses and deferred
                 revenue  . . . . . . . . . . . . . . . . . . .            485                       485          (181)      2,584
             Deferred rent obligation . . . . . . . . . . . . .            (18)                      (18)           (2)         70
             Note payable in exchange for expenses paid on behalf
                 of the Company . . . . . . . . . . . . . . . .              -                         -             -         192
                                                                    ----------    ---------    ---------     ---------   ---------
                  Net cash used in operating activities . . . .         (4,643)                   (4,643)       (3,082)    (30,037)
                                                                    ----------    ---------    ---------     ---------   ---------
Cash flows from investing activities:
  Proceeds from disposition of equipment  . . . . . . . . . . .              -                         -             -          25
  Purchase of equipment   . . . . . . . . . . . . . . . . . . .           (288)                     (288)          (36)     (2,565)
  Investment in Pepgen Corporation  . . . . . . . . . . . . . .              -                         -             -      (1,000)
                                                                    ----------    ---------    ---------     ---------   ---------
                  Net cash used in investing activities   . . .           (288)                     (288)          (36)     (3,540)
                                                                    ----------    ---------    ---------     ---------   ---------
Cash flows from financing activities:
  Proceeds from sale of stock   . . . . . . . . . . . . . . . .          4,924    $  12,834       17,758         4,239      33,203
  Expenses paid related to sale of stock  . . . . . . . . . . .           (129)                     (129)         (134)       (999)
  Prepaid license fee   . . . . . . . . . . . . . . . . . . . .              -                         -             -         500
  Principal payments on notes payable   . . . . . . . . . . . .           (511)                     (511)          (14)     (1,428)
  Principal payments on capital lease obligations   . . . . . .           (153)                     (153)          (44)       (319)
  Proceeds from notes payable   . . . . . . . . . . . . . . . .              -                         -             -       2,692
  Capital contributions   . . . . . . . . . . . . . . . . . . .              -                         -             -          75
  Joint ventures' capital contributions   . . . . . . . . . . .              -                         -             -       1,611
  Proceeds from capital lease obligations   . . . . . . . . . .            153                       153             -         153
                                                                    ----------    ---------    ---------     ---------   ---------
                  Net cash provided by financing activities . .          4,284       12,834       17,118         4,047      35,488
                                                                    ----------    ---------    ---------     ---------   ---------
Net (decrease) increase in cash and cash equivalents  . . . . .           (647)      12,834       12,187           929       1,911
Cash and cash equivalents at beginning of period  . . . . . . .          2,558            -        2,558         4,478           -
                                                                    ----------    ---------    ---------     ---------   ---------
Cash and cash equivalents at end of period  . . . . . . . . . .     $    1,911    $  12,834    $  14,745     $   5,407   $   1,911
                                                                    ==========    =========    =========     =========   =========





          See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                                       Period from
                                                                                                                      February 18,
                                                                                                                          1988
                                                                                                                       (inception)
                                                                                   SIX MONTHS ENDED JUNE 30,             through
                                                                                 -----------------------------          June 30,
                                                                                    1996               1995               1996
                                                                                 ----------         ----------         -----------

    Supplemental disclosure of cash flow activities:
         Cash paid for interest . . . . . . . . . . .                            $      196         $       35           $    674
         Cash paid for income taxes . . . . . . . . . . . . . . . . . . . .               2                  2                 62
    Supplemental disclosure of noncash activities:
         Acquisition of equipment through obligations under capital leases              217                 99              1,187
         Accrued liabilities converted to notes payable . . . . . . . . . .               -                  -                363
         Accrued liabilities converted to common stock  . . . . . . . . . .               -                  -                 39
         Notes payable converted to common stock  . . . . . . . . . . . . .               -                  -                459
         Notes payable converted to Series B convertible preferred stock  .               -                  -                 50
         Notes payable issued upon investment in Pepgen Corporation . . . .               -                  -              1,000
         Options issued upon investment in Pepgen Corporation . . . . . . .               -                  -                500
         Dividend on mandatorily redeemable Series A preferred stock  . . .              60                 60                796
         Deferred compensation attributable to stock grants . . . . . . . .             168                207                735





          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

                                  (UNAUDITED)




(1)      THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the "Company") was incorporated on November 11, 1989 and is a development stage enterprise. The Company's primary activities have been to obtain funding and to perform research and development. The Company is in the process of applying for approvals to market and sell its product in both domestic and foreign markets (see Note 6).

The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc., and Calypte Biomedical Company (the Joint Venture). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its 49% interest in Pepgen Corporation (Pepgen) under the equity method.

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1995 included in the Prospectus contained in Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on July 26, 1996, and amended by the Prospectus Supplement filed with the SEC on August 7, 1996.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations. The data disclosed in these notes to consolidated financial statements for these periods are unaudited.

(2)      PRO FORMA FINANCIAL INFORMATION

Pro forma stockholders' equity of the Company as of June 30, 1996 gives effect to the completion of an Initial Public Offering (IPO) of 2,300,000 shares of Common Stock at $6.00 per share net of underwriters' discounts and commissions, the conversion of 7,324,987 shares of Series B, C, D, and E convertible preferred stock into 7,324,987 shares of common stock, reincorporation of the Company into a Delaware company and authorization of the Company to issue up to 20 million shares of common stock. The pro forma adjustments do not include the underwriters' exercise of the over-allotment option to purchase an additional 236,259 shares of the Company's Common Stock and total additional expenses associated with the Offering estimated to be $1,020,000 (see Note 6).

(3)      NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Except as noted below, net loss per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the SEC Staff Accounting Bulletin No. 83, common stock issued for consideration below the Company's $6.00 per share IPO price and warrants exercised, warrants granted and stock options granted with exercise prices below the IPO price during the 12-month period preceding May 20, 1996, the date of the initial filing of the Registration Statement, even when antidilutive, have been included in the calculation of common equivalent shares for periods prior to April 1, 1996, using the treasury stock method based on the $6.00 per share IPO price, as if they were outstanding for all periods presented.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

                                  (UNAUDITED)



Furthermore, common equivalent shares from convertible preferred stock that were converted upon the completion of the Company's IPO are included using the "as if converted" method.

In accordance with paragraph 23 of Accounting Principles Board Opinion No. 15, the pro forma weighted average shares for the six months ended June 30, 1996 were 7,456,691 and pro forma net loss was $5,223,625 which resulted in pro forma net loss per share of $0.70 for the six months ended June 30, 1996. The pro forma net loss per share has been presented to reflect the use of proceeds from the Company's IPO to repay the mandatorily redeemable Series A preferred stock and to repay certain debt obligations as of the beginning of the period presented.

(4)      STOCKHOLDERS' EQUITY

Series E Convertible Preferred Stock Warrants

During the six months ended June 30, 1996, the Company received proceeds of $1,131,000 and $3,793,095 from the exercise of 226,200 of $5.00 Series E
Preferred Stock warrants and 506,371 of $7.50 Series E Preferred Stock warrants, respectively. In May and June 1996, 337,675 of the $7.50 warrants expired unexercised. As of June 30, 1996, there were 852,900 of the $5.00 warrants outstanding and 41,000 of the $7.50 warrants outstanding.

(5)      ROYALTY AND LICENSE AGREEMENT

In April 1996, the Company signed an agreement with a corporation for the joint development of a diagnostic product. As part of the agreement, the Company granted a license to the corporation to make, use and sell the product. The Company will receive royalty payments from the corporation based on a percentage of net sales of the licensed product.

(6)      SUBSEQUENT EVENTS

Authorization of Delaware Incorporation

In July 1996, the Company was merged into a Delaware subsidiary, Calypte Biomedical Corporation, with the Delaware company becoming the surviving entity. The Company's Board of Directors has also authorized 20 million shares of common stock in the Delaware company.

Automatic Conversion of Convertible Preferred Stock

In July 1996, the Company's Certificate of Incorporation was amended to provide that the Series B, C, D, and E convertible preferred stock automatically convert into shares of common stock immediately upon the effectiveness of the Company's Registration Statement filed under the Securities Act of 1933, as amended. The previous provisions which required a minimum per share price of $7.50 and minimum aggregate cash proceeds to the Company of $8,000,000 were eliminated from the Company's Certificate of Incorporation.

Initial Public Offering

On July 31, 1996, the Company completed an Offering of 2,300,000 shares of its Common Stock at $6.00 per share. The Company received proceeds of $12,834,000 after deducting underwriters' discounts and commissions. Total additional expenses associated with the Offering are estimated to be $1,020,000, resulting in estimated net proceeds of $11,814,000 (assuming no exercise of the underwriters' over-allotment option).

On August 8, 1996, the Company received notification of the underwriters' intent to exercise its over-allotment option to purchase an additional 236,259 shares of the Company's Common Stock at $6.00 per share. Proceeds from the over-allotment were received on August 13, 1996.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

                                  (UNAUDITED)



Principal Payments on Notes Payable

In July 1996, the Company extended the due date of the line of credit from July 5, 1996 to August 5, 1996. In connection with the extension, the Company made a $250,000 principal payment in July 1996 and the available line of credit was reduced to $1,250,000. On August 5, 1996, the Company paid the remaining balance of $1,250,000 from a part of the proceeds from the IPO.

In addition, in August 1996, the Company made a principal payment of $247,843 to a former related party for an outstanding note payable.

FDA Approval; Subsequent Clinical Trials

On August 6, 1996, Calypte Biomedical Corporation received a product license and an establishment license from the FDA to manufacture and sell in interstate and foreign commerce the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In addition, the Company is required to perform a Phase IV study of paired urine and blood samples from 100 HIV positive women using the Company's screening test and to submit the results of such study to the FDA.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, set forth in the "Risk Factors" section included in the Prospectus contained in Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC) on July 26, 1996, and amended by the Prospectus Supplement filed with the SEC on August 7, 1996 (the "Prospectus"). The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus.

OVERVIEW

Since commencement of operations in 1988, Calypte Biomedical Corporation ("the Company") has reported its results as a development stage company, engaged in research, development and commercialization of its products. The Company's efforts have been primarily focused on developing and obtaining approval for its urine-based diagnostic tests for sexually transmitted diseases. On August 6, 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell in interstate and foreign commerce the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In addition, the Company is required to perform a Phase IV study of paired urine and blood samples from 100 HIV positive women using the Company's screening test and to submit the results of such study to the FDA.

The Company has a limited history of operations and has experienced significant operating losses since inception. As of June 30, 1996, the Company had an accumulated deficit of $35.8 million. The Company expects operating losses to continue as it initiates marketing and sales activities and additional research and development. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's urine-based HIV-1 test to 12 major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and all international markets will be penetrated utilizing diagnostic product distributors.

RESULTS OF OPERATIONS

The following represents selected financial data in dollars and percentages:

                                                                 (in thousands)
                                                 -----------------------------------------------
                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                 ---------------------    ----------------------
                                                   1996         1995         1996        1995
                                                 --------     --------    ---------    ---------
Revenue                                          $      -     $      -    $       -    $       -

Operating Expenses:

   Research and development                         1,743        1,101        3,571        2,072
   Selling, general and administrative                820          695        1,716        1,170
                                                 --------     --------    ---------    ---------
   Loss from Operations                            (2,563)      (1,796)      (5,287)      (3,242)


Interest income (expense) and other income            (63)          35         (155)          83
                                                 --------     --------    ---------    ---------

Loss before income taxes                         $ (2,626)    $ (1,761)   $  (5,442)   $  (3,159)
                                                 ========     ========    =========    =========



                                                 -----------------------------------------------
                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                 ---------------------    ----------------------
                                                   1996          1995       1996         1995
                                                 -------       -------    -------       -------
Revenue                                               -             -          -             -

Operating Expenses:

   Research and development                         66.4%         62.5%      65.6%         65.6%
   Selling, general and administrative              31.2%         39.5%      31.6%         37.0%
                                                 -------       -------    -------       -------
   Loss from Operations                             97.6%        102.0%      97.2%        102.6%


Interest income (expense) and other income           2.4%        (2.0%)       2.8%         (2.6%)
                                                 -------       ------     -------       -------

Loss before income taxes                           100.0%        100.0%     100.0%        100.0%
                                                 =======       =======    =======       =======


Three Months Ended June 30, 1996 and 1995

Research and development expense, consisting primarily of research, manufacturing and quality assurance personnel and materials related to the development of the urine-based HIV-1 test, increased 58% to $1.7 million for the three months ended June 30, 1996 from $1.1 million for the three months ended June 30, 1995. The increase was principally due to additional personnel, facility and material costs required for increased manufacturing activity.

Selling, general and administrative expenses, consisting primarily of personnel, outside consultants, facility operating leases and related expenses, increased 18% to $820,000 for the three months ended June 30, 1996 from $695,000 for the three months ended June 30, 1995. The increase was primarily due to personnel additions and related expenses.

Interest income (expense) and other income, consisting primarily of interest earned on cash and cash equivalents, interest paid on equipment lease financing and interest paid or accrued on outstanding notes payable, decreased $98,000 to ($63,000) for the three months ended June 30, 1996 from $35,000 for the three months ended June 30, 1995. The decrease was primarily due to interest payments on the Company's bank line of credit, interest accrued on the note payable to Pepgen Corporation (Pepgen), and lower interest income as a result of lower cash balances.

Six Months Ended June 30, 1996 and 1995

Research and development expense increased 72% to $3.6 million for the six months ended June 30, 1996 from $2.1 million for the six months ended June 30, 1995. The increase was principally due to additional personnel, facility and material costs required for increased manufacturing activity.

Selling, general and administrative expenses increased 47% to $1.7 million for the six months ended June 30, 1996 from $1.2 million for the six months ended June 30, 1995. The increase was primarily due to personnel additions and related expenses.

Interest income (expense) and other income decreased $238,000 to ($155,000) for the six months ended June 30, 1996 from $83,000 for the six months ended June 30, 1995. The decrease was primarily due to interest payments on the Company's bank line of credit and interest accrued on the note payable to Pepgen, and lower interest income as a result of lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

The Company has financed operations from inception primarily through the private placement of preferred stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. Since inception through June 30, 1996, the Company has received approximately $33.8 in net proceeds from private placements of the Company's equity securities. In addition, approximately $1.3 million was borrowed by the Company through equipment lease financings, of which approximately $1.0 million was outstanding as of June 30, 1996, and $2.4 million was received from research and development agreements.

In December 1995, the Company executed a $2.0 million line of credit with a bank which was due in March 1996. In March 1996 the Company signed an amendment to the agreement, whereby the Company agreed to repay $500,000 on the line of credit and the due date was extended to July 1996. In April, the Company repaid the $500,000 and the line of credit was reduced to $1.5 million. In July, the Company repaid an additional $250,000 and the line of credit was reduced to $1.25 million and the due date was extended to August 1996. In August 1996, the Company paid the remaining balance of $1.25 million. In addition, in August 1996, the Company repaid a note payable to a former related party for $248,000.

On July 31, 1996, the Company completed its Initial Public Offering (IPO) of 2,300,000 shares of its Common Stock at $6.00 per share. After deducting underwriters' discounts and commissions, the Company received proceeds of $12,834,000. Part of the proceeds was used to pay the bank line of credit and the note payable to a former related party discussed above. In addition, a portion of the proceeds will be used to repay the Pepgen note payable of $1 million. On August 8, 1996, the Company received notification of the underwriter's intent to exercise its over-allotment option to purchase an additional 236,259 shares of the Company's Common Stock at $6.00 per share. Proceeds from the over-allotment were received on August 13, 1996.

Operating Activities

For the six months ended June 30, 1996 and June 30, 1995, the Company's cash used in operations was $4.6 million and $3.1 million, respectively. The cash used in operations was primarily to fund research and development expenses related to the urine-based HIV-1 test along with general and administrative expenses of the Company.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         An action was brought against the Company in California Superior Court by a former employee, alleging, in connection with the Company's termination of the employee, gender and age discrimination, wrongful termination, breach of contract and breach of implied convenant of good faith and fair dealing. This former employee has requested in her complaint compensatory and punitive damages along with attorneys fees and costs. The Company believes that the claims are without merit and plans to vigorously defend against them.

ITEM 5.  OTHER INFORMATION

         On August 6, 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell in interstate and foreign commerce the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In addition, the Company is required to perform a Phase IV study of paired urine and blood samples from 100 HIV positive women using the Company's screening test and to submit the results of such study to the FDA.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.      Exhibit 11 - Computation of Loss Per Share
                 Exhibit 27 - Financial Data Schedule

         b.      Reports on Form 8-K - None

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CALYPTE BIOMEDICAL CORPORATION
                                                 ------------------------------
                                                 (Registrant)




Date:    August 14, 1996                         By:
                                                      -------------------------
                                                 John J. DiPietro
                                                 Vice President - Finance,
                                                 Chief Financial Officer
                                                 and Secretary  (Principal
                                                 Accounting Officer)