Form 10-Q
period 1996-09-30
CALYPTE BIOMEDICAL CORP
filed 1996-11-13
CIK 899426

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period from ___________ to ___________


Commission file number:


                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                    94-3105971
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                          Identification Number)


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


                                 Yes  X  No
                                     ---    ---


     The registrant had 10,455,772 shares of common stock outstanding as of
                               November 13, 1996.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    FORM 10-Q

                                      INDEX

                                                                                    PAGE NO.
                                                                                    --------
PART I.    FINANCIAL INFORMATION


     Item 1.  Financial Statements:
              Consolidated Condensed Balance Sheets at
              September 30, 1996 and December 31, 1995.................................  3

              Consolidated Condensed Statements of Operations for the Three Months
              and Nine Months Ended September  30, 1996 and 1995.......................  4

              Consolidated Condensed Statements of Cash Flows for the Nine Months
              Ended September  30, 1996 and 1995.......................................  5

              Notes to Consolidated Condensed Financial
              Statements...............................................................  7


     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................... 10


PART II.   OTHER INFORMATION

     Item 5.  Other Information........................................................ 14

     Item 6.  Exhibits and Reports on Form 8-K......................................... 14

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                 9/30/96          12/31/95
                                                                               (Unaudited)
                                                                               -----------        --------
Current assets:
     Cash and cash equivalents ..............................................    $ 10,906         $  2,558
     Accounts receivable ....................................................          99               --
     Inventory ..............................................................         138               --
     Other current assets ...................................................         396              756
                                                                                 --------         --------
              Total current assets ..........................................      11,539            3,314
Property and equipment, net of accumulated depreciation of $1,964
     at September 30, 1996 and $1,390 at December 31, 1995 ..................       1,908            1,854
Note receivable from officer ................................................          --               43
Other assets ................................................................         273              126
                                                                                 --------         --------
                                                                                 $ 13,720         $  5,337
                                                                                 ========         ========

                       LIABILITIES, MANDATORILY REDEEMABLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable .......................................................    $    913            1,054
     Accrued expenses .......................................................         977              644
     Notes payable - current portion ........................................       1,000            3,258
     Capital lease obligations - current portion ............................         373              260
     Deferred revenue .......................................................         622              500
                                                                                 --------         --------
              Total current liabilities .....................................       3,885            5,716
Deferred rent obligation ....................................................          62               87
Capital lease obligations - long-term portion ...............................         561              543
                                                                                 --------         --------
              Total liabilities .............................................       4,508            6,346
Mandatorily redeemable Series A preferred stock, $0.001 par value;
     100,000 shares authorized, issued and outstanding; aggregate
     redemption and liquidation value of $1,000 plus cumulative dividends ...       1,826            1,736
Commitments and contingencies
Stockholders' equity (deficit):
     Convertible Preferred Stock ............................................          --                7
     Common Stock, $0.001 par value; 20,000,000 shares authorized;
         10,454,725 and 573,899 shares issued and outstanding as of
         September 30, 1996 and December 31, 1995 ...........................          10                1
     Additional paid-in capital .............................................      46,152           28,014
     Deferred compensation ..................................................        (355)            (366)
     Deficit accumulated during development stage ...........................     (38,421)         (30,401)
                                                                                 --------         --------
              Total stockholders' equity (deficit) ..........................       7,386           (2,745)
                                                                                 ========         ========
                                                                                 $ 13,720         $  5,337
                                                                                 ========         ========


     See accompanying notes to consolidated condensed financial statements.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                 Period from
                                                                                                 February 18,
                                                                                                     1988
                                                                                                  (inception)
                                                     Three Months Ended      Nine Months Ended      through
                                                        September 30,          September 30,      September 30,
                                                      1996        1995        1996        1995        1996
                                                    -------     -------     -------     -------     --------
Revenues:
   Product sales ...............................    $   129     $    --     $   129     $    --     $    129
   Earned under research and development
   contracts, substantially from related parties         --          --          --          --        2,390
                                                    -------     -------     -------     -------     --------
     Total revenue .............................        129          --         129          --        2,519
                                                    -------     -------     -------     -------     --------

Operating expenses:
   Product costs ...............................        710          --         710          --          710
   Research and development costs ..............        987       1,627       4,558       3,699       24,905
   Purchased in-process research and
     development costs .........................         --       2,500          --       2,500        2,500
   Selling, general and administrative .........      1,040         666       2,756       1,836       13,682
                                                    -------     -------     -------     -------     --------
     Total expenses ............................      2,737       4,793       8,024       8,035       41,797
                                                    -------     -------     -------     -------     --------
       Loss from operations ....................     (2,608)     (4,793)     (7,895)     (8,035)     (39,278)

Interest income ................................        103          63         156         174          726
Interest expense ...............................        (74)        (34)       (294)        (69)        (897)
Other income ...................................          3           1          15           8           85
                                                    -------     -------     -------     -------     --------

       Loss before income taxes and
         extraordinary item ....................     (2,576)     (4,763)     (8,018)     (7,922)     (39,364)

Income taxes ...................................         --          --          (2)         (2)         (63)
                                                    -------     -------     -------     -------     --------

       Loss before extraordinary item ..........     (2,576)     (4,763)     (8,020)     (7,924)     (39,427)

Extraordinary gain on debt extinguishment ......         --          --          --          --          485
                                                    -------     -------     -------     -------     --------

         Net loss ..............................     (2,576)     (4,763)     (8,020)     (7,924)     (38,942)

Less dividend on mandatorily redeemable
  Series A preferred stock .....................        (30)        (30)        (90)        (90)        (826)
                                                    -------     -------     -------     -------     --------

Net loss attributable to common stockholders ...    $(2,606)    $(4,793)    $(8,110)    $(8,014)    $(39,768)
                                                    =======     =======     =======     =======     ========

Net loss per share attributable to common
  stockholders .................................    $ (0.27)    $ (0.69)    $ (1.00)    $  (1.16)
                                                    =======     =======     =======     ========

Weighted average shares used to compute
  net loss per share attributable to common
  stockholders .................................      9,723       6,934       8,113        6,934
                                                    =======     =======     =======     ========


     See accompanying notes to consolidated condensed financial statements.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Period from
                                                                                           February18,
                                                                                              1988
                                                                                           (inception)
                                                         Nine Months Ended September 30,     through
                                                         -------------------------------  September 30,
                                                                   1996       1995            1996
                                                                   ----       ----            ----
Cash flows from operating activities:
   Net loss ...............................................    $ (8,020)    $(7,924)       $(38,941)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
       Depreciation and amortization ......................         574         328           2,391
       Loss on sale or disposal of equipment ..............          --          74             115
       Extraordinary gain on debt extinguishment ..........          --          --            (485)
       Amortization of deferred compensation ..............         178         106             379
       Compensation paid by stock issuance ................          --          --              47
       Forgiveness of note receivable from officer ........          43          42              85
       Purchased in-process research and development costs           --       2,500           2,500
       Changes in operating assets and liabilities:
           Accounts receivable ............................         (99)         --             (99)
           Inventory ......................................        (138)         --            (138)
           Other current assets ...........................         360         (99)           (157)
           Organizational costs ...........................          --          --            (123)
           Other assets ...................................        (147)        (21)           (596)
           Accounts payable, accrued expenses and deferred
                revenue ...................................         315          58           2,415
           Deferred rent obligation .......................         (26)         (3)             61
           Note payable in exchange for expenses paid on
                behalf of the Company .....................          --          --             192
                                                               --------     -------        --------
                  Net cash used in operating activities ...      (6,960)     (4,939)        (32,354)
                                                               --------     -------        --------
Cash flows from investing activities:
   Proceeds from disposition of equipment .................          --          --              25
   Purchase of equipment, net .............................        (257)       (238)         (2,534)
   Investment in Pepgen Corporation .......................          --      (1,000)         (1,000)
                                                               --------     -------        --------
                  Net cash used in investing activities ...        (257)     (1,238)         (3,509)
                                                               --------     -------        --------
Cash flows from financing activities:
   Proceeds from sale of stock ............................      20,187       4,445          48,466
   Expenses paid related to sale of stock .................      (2,124)       (139)         (2,994)
   Prepaid license fee ....................................          --          --             500
   Principal payments on notes payable ....................      (2,259)        (22)         (3,176)
   Principal payments on capital lease obligations ........        (239)        (91)           (406)
   Proceeds from notes payable ............................          --          --           2,692
   Capital contributions ..................................          --          --              76
   Joint ventures' capital contributions ..................          --          --           1,611
                                                               --------     -------        --------
                  Net cash provided by financing activities      15,565       4,193          46,769
                                                               --------     -------        --------
Net (decrease) increase in cash and cash equivalents ......       8,348      (1,984)         10,906
Cash and cash equivalents at beginning of period ..........       2,558       4,478              --
                                                               --------     -------        --------
Cash and cash equivalents at end of period ................    $ 10,906     $ 2,494        $ 10,906
                                                               ========     =======        ========


     See accompanying notes to consolidated condensed financial statements.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                       Period from
                                                                                                       February 18,
                                                                                                           1988
                                                                                                       (inception)
                                                                     Nine Months Ended September 30,     through
                                                                     -------------------------------   September 30,
                                                                          1996        1995                1996
                                                                          ----        ----                ----

Supplemental disclosure of cash flow activities:
  Cash paid for interest ..........................................       $275       $   69             $  753
  Cash paid for income taxes ......................................          2            2                 62

Supplemental disclosure of noncash activities:
  Acquisition of equipment through obligations under capital leases        370          345              1,339
  Accrued liabilities converted to notes payable ..................         --           --                363
  Accrued liabilities converted to common stock ...................         --           --                 39
  Notes payable converted to common stock .........................         --           --                459
  Notes payable converted to Series B convertible preferred stock .         --           --                 50
  Notes payable issued upon investment in Pepgen Corporation ......         --        1,000              1,000
  Options issued upon investment in Pepgen Corporation ............         --          500                500
  Dividend on mandatorily redeemable Series A preferred stock .....         90           90                826
  Deferred compensation attributable to stock grants ..............        168          448                735


     See accompanying notes to consolidated condensed financial statements.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995

(1)   THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the "Company") was incorporated on November 11, 1989 and is a development stage enterprise. The Company's primary activities have been to obtain funding, to perform research and development and to obtain approval for its urine-based diagnostic tests.

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1995 included in the Prospectus contained in Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on July 26, 1996, and amended by the Prospectus Supplement filed with the SEC on August 7, 1996.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these notes to consolidated financial statements for these periods is unaudited.


(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc. and Calypte Biomedical Company (the Joint Venture). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its 49% interest in Pepgen Corporation (Pepgen) under the equity method.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Except as noted below, net loss per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the SEC Staff Accounting Bulletin No. 83, common stock issued for consideration below the Company's $6.00 per share Initial Public Offering (IPO) price and warrants exercised, warrants granted and stock options granted with exercise prices below the IPO price during the 12-month period preceding May 20, 1996, the date of the initial filing of the Registration Statement, even when antidilutive, have been included in the calculation of common equivalent shares for periods prior to April 1, 1996, using the treasury stock method based on the $6.00 per share IPO price, as if they were outstanding for all periods presented.

Furthermore, common equivalent shares from convertible preferred stock that were converted upon the completion of the Company's IPO are included using the "as if converted" method.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          September 30, 1996 and 1995



(3)   INVENTORIES

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventories as of September 30, 1996 and December 31, 1995 consisted of the following:

                                       9/30/96            12/31/95
                                   (in thousands)      (in thousands)
           Raw Materials             $       62          $       -
           Work-in-Process                   76                  -
           Finished Goods                     -                  -
                                     ----------          ---------

               Total Inventory       $      138                  -
                                     ==========          =========

(4)   INITIAL PUBLIC OFFERING

On July 31, 1996, the Company completed an IPO of 2,300,000 shares of its Common Stock at $6.00 per share. The Company received proceeds of $12,834,000 after deducting underwriters' discounts and commissions. Total additional expenses associated with the IPO were approximately $930,000, resulting in estimated net proceeds of $11,904,000.

On August 8, 1996, underwriters' exercised an over-allotment option to purchase an additional 236,259 shares of the Company's Common Stock at $6.00 per share. Proceeds of approximately $1,318,000 after deducting underwriters' discounts and commissions were received on August 13, 1996.

(5)  NOTES PAYABLE

In July 1996, the Company extended the due date of the line of credit from July 5, 1996 to August 5, 1996. In connection with the extension, the Company made a $250,000 principal payment in July 1996 and the available line of credit was reduced to $1,250,000. On August 5, 1996, the Company paid the remaining balance of $1,250,000 from a portion of the proceeds from the IPO.

In addition, in August 1996, the Company made a principal payment of $247,843 to a former related party for an outstanding note payable.

(6) FDA APPROVAL OF HIV-1 URINE EIA TEST

On August 6, 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell in interstate and foreign commerce the Company's urine-based HIV-1 screening test for use in professional laboratory settings.

(7)  SUBSEQUENT EVENTS

WESTERN BLOT CONFIRMATORY TEST

In October 1996, the Company received notification that the FDA will require additional data before it will approve an amendment to Cambridge Biotech Corporation's product license application for its HIV-1 Western Blot Kit to allow use of the Western Blot Kit as a confirmatory test with the Company's HIV-1 urine screening assay.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995


PEPGEN NOTE PAYABLE

In October 1996, the Company paid the $1,000,000 balance on a note payable to Pepgen Corporation. The note payable to Pepgen is related to the Company's September 1995 investment in Pepgen.

EXPENSE REDUCTION PROGRAM

In October 1996, the Company implemented an expense reduction program, including a significant reduction in its work force. Employee termination costs associated with the expense reduction program were not material.

LEASELINE

In October 1996, the Company entered into an equipment lease line of credit for $1,000,000 expiring on December 31, 1996. Lease payments under the line of credit are based on the total delivered equipment cost multiplied by a monthly note factor of approximately 3.3% (approximate effective interest rate of 17% - 19% at September 30, 1996).

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

OVERVIEW

Since commencement of operations in 1988, Calypte Biomedical Corporation ("the Company" or "Calypte") has reported its results as a development stage company, engaged in research, development and commercialization of its products. The Company's efforts have been primarily focused on developing and obtaining approval for its urine-based diagnostic tests for sexually transmitted diseases. In August 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell in interstate and foreign commerce the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In October 1996, Calypte received notification that the FDA will require additional data before it will approve an amendment to Cambridge Biotech Corporation's product license application for its HIV-1 Western Blot Kit to allow use of the Western Blot Kit as a confirmatory test with Calypte's HIV-1 urine screening assay.

The Company has a limited history of operations and has experienced significant operating losses since inception. As of September 30, 1996, the Company had an accumulated deficit of $38.4 million. The Company expects operating losses to continue as it initiates marketing and sales activities and additional research and development. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's urine-based HIV-1 test to 12 major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and all international markets will be penetrated utilizing diagnostic product distributors.

RESULTS OF OPERATIONS
The following represents selected financial data:

                                                                         (in thousands)
                                                    ----------------------------------------------------
                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                    ----------------------        ----------------------
                                                      1996           1995           1996           1995
                                                      ----           ----           ----           ----
Total revenue                                       $   129        $    --        $   129        $    --
                                                    -------        -------        -------        -------
Operating expenses:
  Product costs                                         710             --            710             --
  Research and development                              987          1,627          4,558          3,699
  Purchased in-process research & development            --          2,500             --          2,500
  Selling, general and administrative                 1,040            666          2,756          1,836
                                                    -------        -------        -------        -------
    Total expenses                                    2,737          4,793          8,024          8,035
                                                    -------        -------        -------        -------
  Loss from operations                               (2,608)        (4,793)        (7,895)        (8,035)
Interest income (expense) and other income ..            32             30           (123)           113
                                                    -------        -------        -------        -------
  Loss before income taxes                          $(2,576)       $(4,763)       $(8,018)       $(7,922)
                                                    =======        =======        =======        =======

Three Months Ended September 30, 1996 and 1995

In the third quarter of 1996, Calypte made its first shipments of its urine-based HIV-1 screening test. Revenues from Calypte's HIV-1 screening test totaled $129,000 for the third quarter. The HIV-1 screening test margin was negative during the quarter due to the overhead expense incurred in relation to the number of units produced.

Research and development expense, consisting primarily of research, manufacturing and quality assurance personnel and materials related to the development of the urine-based HIV-1 test, decreased 39% to $1.0 million for the three months ended September 30, 1996 from $1.6 million for the three months ended September 30, 1995. The decrease was principally due to the reclassification of expense from research and development to product costs and inventory due to FDA approval of the Company's HIV-1 screening test.

Purchased in-process research and development costs of $2.5 million were incurred in 1995; no such costs were incurred in 1996. The 1995 costs were attributable solely to the Company's investment in Pepgen Corporation and the resulting write-off of research and development in process acquired. Pepgen is a research and development company engaged primarily in the development of therapeutic compounds.

Selling, general and administrative expenses, consisting primarily of personnel, outside consultants, facility operating leases and related expenses, increased 56% to $1.0 million for the three months ended September 30, 1996 from $666,000 for the three months ended September 30, 1995. The increase was primarily due to personnel additions, forgiveness of the note receivable from officer, relocation costs and other related expenses.

Interest income (expense) and other income, consisting primarily of interest earned on cash and cash equivalents, interest paid on equipment lease financing and interest paid or accrued on outstanding notes payable, increased $2,000 to $32,000 for the three months ended September 30, 1996 from $30,000 for the three months ended September 30, 1995. The increase was primarily due to interest on the proceeds from the sale of stock offset by interest expense on the Company's notes payable and capital leases.

Nine Months Ended September 30, 1996 and 1995

In the third quarter of 1996, Calypte made its first shipments of its urine-based HIV-1 screening test. Revenues from Calypte's HIV-1 screening test totaled $129,000 for the third quarter. The HIV-1 screening test margin was negative during the nine months due to the overhead expense incurred in relation to the number of units produced.

Research and development expense increased 23% to $4.6 million for the nine months ended September 30, 1996 from $3.7 million for the nine months ended September 30, 1995. The increase was principally due to additional personnel, facility and material costs required for increased research and product development activity partially offset by the reclassification of expense from research and development to product costs and inventory due to FDA approval of the Company's HIV-1 screening test.

Purchased in-process research and development costs of $2.5 million were incurred in 1995; no such costs were incurred in 1996. The 1995 costs were attributable solely to the Company's investment in Pepgen Corporation and the resulting write-off of research and development in process acquired.

Selling, general and administrative expenses increased 50% to $2.8 million for the nine months ended September 30, 1996 from $1.8 million for the nine months ended September 30, 1995. The increase was primarily due to personnel additions, forgiveness of the note receivable from officer, relocation costs and other related expenses.

Interest income (expense) and other income decreased $236,000 to ($123,000) for the nine months ended September 30, 1996 from $113,000 for the nine months ended September 30, 1995. The decrease was primarily due to interest payments on the Company's bank line of credit and interest accrued on the note payable to Pepgen, and lower interest income as a result of lower cash balances.


LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

The Company has financed operations from inception primarily through the private placement of preferred stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. Since inception through September 30, 1996, the Company has received approximately $33.9 million in net proceeds from private placements of the Company's equity securities and $13.2 million in its Initial Public Offering (IPO). In addition, approximately $1.3 million was borrowed by the Company through equipment lease financings, of which approximately $934,000 was outstanding as of September 30, 1996, and $2.4 million was received from research and development agreements.

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

On July 31, 1996, the Company completed its IPO of 2,300,000 shares of its Common Stock at $6.00 per share. After deducting underwriters' discounts and commissions and additional expenses associated with the IPO, the Company received net proceeds of $11.9 million. Part of the proceeds was used to pay the bank line of credit, the note payable to a former related party discussed above and the Pepgen note payable of $1 million. The Pepgen note payable was paid in October 1996. On August 8, 1996, the underwriter's exercised its over-allotment option to purchase an additional 236,259 shares of the Company's Common Stock at $6.00 per share. The Company received net proceeds of $1.3 million from the over-allotment exercise.

In October 1996, the Company entered into an equipment lease line of credit for $1.0 million expiring on December 31, 1996. Lease payments under the line of credit are based on the total delivered equipment cost multiplied by a monthly note factor of approximately 3.3% (approximate effective interest rate of 17% - 19% as of September 30, 1996).

Although the Company believes net proceeds from the IPO, together with current cash, will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, and intellectual property protection. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

Operating Activities

For the nine months ended September 30, 1996 and September 30, 1995, the Company's cash used in operations was $7.0 million and $4.9 million, respectively. The cash used in operations was primarily to fund research and development expenses related to the urine-based HIV-1 test along with selling, general and administrative expenses of the Company.

In October 1996, the Company implemented an expense reduction program, including a significant reduction in its workforce. Employee termination costs associated with the expense reduction program were not material.

                           PART II. OTHER INFORMATION


ITEM 5.       OTHER INFORMATION

              On October 10, 1996, Calypte announced that the FDA will require additional data before it will approve an amendment to Cambridge Biotech Corporation's (CBC) product license application for CBC's HIV-1 Western Blot Kit to allow use of the Western Blot Kit as a confirmatory test with Calypte's HIV-1 urine screening assay. The Calypte HIV-1 urine screening assay was approved by the FDA on August 6, 1996.

              On October 14, 1996, Calypte announced that it had implemented an expense reduction program, including a significant reduction in its workforce.

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


                               CALYPTE BIOMEDICAL CORPORATION
                               (Registrant)




Date:    November 13, 1996     By: /s/ John J. DiPietro
                                  -----------------------
                               John J. DiPietro
                               Vice President - Finance, Chief Financial Officer
                               and Secretary  (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                               Description

Exhibit 11                  Computation of Loss Per Share

Exhibit 27                  Financial Data Schedule