Form 10-K405
period 1996-12-31
CALYPTE BIOMEDICAL CORP
filed 1997-03-28
CIK 899426

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1996


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number:

                        CALYPTE BIOMEDICAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-1226727
                                                  (I.R.S. Employer
    (State or other jurisdiction of            Identification Number)
    incorporation or organization)

                1440 FOURTH STREET, BERKELEY, CALIFORNIA 94710
              (Address of principal executive offices) (Zip Code)

                                (510) 526-2541
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  As of February 28, 1997, 10,465,446 shares of the registrant's common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $61,456,824 computed at the closing price of the common stock on that date on the NASDAQ SmallCap Market.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         CALYPTE BIOMEDICAL CORPORATION

                                   FORM 10-K

                                     INDEX

                                                                       PAGE NO.
PART I.                                                                --------
Item 1.  Business....................................................      1
Item 2.  Properties..................................................     18
Item 3.  Legal Proceedings...........................................     18
Item 4.  Submission of Matters to a Vote of Security Holders.........     18
PART II.
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.....................................................     19
Item 6.  Selected Consolidated Financial Data........................     19
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     20
Item 8.  Financial Statements and Supplementary Data.................     22
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................     23
PART III.
Item 10. Executive Officers and Directors of the Registrant..........     24
Item 11. Executive Compensation......................................     27
Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................     31
Item 13. Certain Relationships and Related Transactions..............     32
PART IV.
Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K....................................................     34
Signatures...........................................................     36

  Except for the historical information contained in this annual report on Form 10-K, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the dependence on sole source of supply and regulatory approval of confirmatory test, limited operating history, reliance on proprietary technology and know-how, the Company's products not achieving market acceptance, and dependence on a single product, as well as the other risks and uncertainties described herein and other risks included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  Calypte Biomedical Corporation ("Calypte" or the "Company") believes that it is a leader in the development of a urine-based screening test for the detection of Human Immunodeficiency Virus, Type-1 ("HIV-1"), the putative cause of Acquired Immunodeficiency Syndrome ("AIDS"). The Company has integrated several proprietary technologies to develop a test which, in Company-funded clinical trials conducted by or on behalf of the Company, detected the presence of HIV antibodies in urine with 99.33% sensitivity (as compared to blood). Specificity of the screening test with a companion western blot confirmatory test was 100%. Calypte believes that its proprietary urine-based test offers significant advantages compared to existing blood-based tests, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. Urine collection is non-invasive and painless, and urine is the most commonly collected body fluid. The Company estimates that the cost of collecting, handling, testing and disposing of urine specimens will be significantly less than that of blood specimens. Independent studies report that the likelihood of finding infectious HIV virus in urine is extremely low, which greatly reduces the risk and cost of accidental exposure to health care workers, laboratory personnel, and patients being tested.

  On August 6, 1996, the Company received a product license and an establishment license from the Food & Drug Administration ("FDA") to manufacture and sell, in interstate and foreign commerce, the Company's urine-based HIV-1 screening test for use in professional laboratory settings. The Company's screening test, when used with the western blot confirmatory test for urine licensed exclusively from Cambridge Biotech Corporation ("Cambridge Biotech"), will provide the only complete urine-based HIV testing system. This western blot test is already licensed by the FDA for use with blood, and is currently pending FDA clearance for use with urine. On June 21, 1996, the FDA Blood Products Advisory Committee ("BPAC") determined that the clinical data and test protocol of the Cambridge Biotech urine western blot confirmatory test supported its use to determine a positive HIV-1 test result. Based on the data presented, the BPAC recommended that the Cambridge Biotech urine western blot confirmatory test not be considered a stand-alone supplemental test and that positive reported results in urine be subsequently verified by using a blood sample. While any recommendation of the BPAC is not binding on the FDA, there can be no assurance that the FDA will grant approval of the Cambridge Biotech urine confirmatory test.

  In October 1996, the Company received notification that the FDA would require additional data before it would approve an amendment to Cambridge Biotech's product license application for its urine-based HIV-1 Western Blot kit, to be used as a confirmatory test with Calypte's HIV-1 urine screening assay. On March 17, 1997, the Company submitted to the FDA the additional data requested by the FDA before it would approve an amendment to Cambridge Biotech's product license application for its HIV-1 Western Blot kit. There can be no assurance that the FDA will grant approval of the Cambridge Biotech urine confirmatory test. Any significant delay in obtaining approval for the Cambridge Biotech urine confirmatory test could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the benefits of its testing system will enable it to penetrate existing markets and expand into new markets that are currently not served by blood-based and oral fluid-based HIV test systems.

  The Company also intends to submit a pre-market approval application ("PMA") to the FDA for approval of the Company's over-the-counter ("OTC") home urine collection kit. The Company's home collection kit would allow consumers, in the privacy of their homes, to take a urine sample, mail it to Calypte Biomedical Laboratories for analysis and then anonymously obtain results and professional counseling by telephone. On May 14, 1996, Direct Access Diagnostics, a subsidiary of Johnson & Johnson, received FDA clearance for the first OTC home blood collection kit for HIV. In addition, on July 22, 1996, Home Access Health Corp. received FDA clearance for another OTC home collection kit for HIV. The Company believes that these FDA approved OTC products will accelerate consumer acceptance and awareness of home collection for HIV. The Company believes that an OTC urine collection kit for HIV would have advantages compared to an OTC blood collection kit for HIV.

  The Company intends to develop and commercialize additional urine-based tests for other sexually transmitted diseases and other human retroviruses and diseases based on its enabling urine testing technologies. Initially, the Company intends to focus on developing and commercializing urine-based screening tests for HIV-2, Chlamydia and H. pylori.

  Upon approval, the Company intends to market its urine-based HIV-1 screening test through direct sales personnel and distributors depending upon the market segment and the location of the market. Calypte believes that its urine-based test will achieve market acceptance because of safety, cost, convenience, and painless collection of the fluid to be tested. There can be no assurance that the Company's products or the Company's planned products will receive FDA clearance or approval and become commercially available.

BACKGROUND

  HIV is the putative cause of AIDS, which is the leading cause of death for persons ages 25 to 44 in the U.S. Those infected with HIV generally do not show symptoms of AIDS until several years after HIV infection, if at all. Because most persons infected with HIV are asymptomatic for AIDS and are unaware of their HIV status, such persons do not avail themselves of medical treatment and may unknowingly expose others to the risk of infection. Prior exposure to HIV can be detected in laboratory tests even though the individual infected with HIV is asymptomatic.

  According to the World Health Organization, HIV currently infects approximately 16.9 million individuals worldwide and will infect between 30 and 40 million individuals worldwide by the year 2000. HIV is spread by a transfer of bodily fluids primarily through sexual contact, blood transfusions, sharing intravenous needles, accidental needle sticks or transmission from infected mothers to newborns. The Rockefeller Foundation reports that heterosexual transmission accounts for more than 70% of HIV infection worldwide. The incidence of HIV-2 is insignificant except in certain countries in West Africa where its incidence is more frequently reported.

  The discovery in 1984 of circulating HIV antibodies in the blood led to the development and widespread use of HIV blood screening tests. Testing by blood banks of blood used in transfusions soon followed in an effort to maintain and protect the integrity of the blood supply. Most HIV antibody screening tests are enzyme immunoassays ("EIAs"). These tests operate on the principle that antibodies will react with a known antigen; this reaction is detected by using enzymes as indicators. It is estimated that 27 million blood bank screening tests were performed in 1993 and 23 million non-blood bank HIV screening tests were projected to be performed in 1996 in the United States. Outside of blood bank screening, the largest domestic demand for HIV testing is generated by physicians, the life insurance industry, the military, the criminal justice system and the Immigration and Naturalization Service.

  To minimize the risk of incorrectly reporting that an individual is infected with HIV (a false positive result), most countries require a strict testing protocol. The protocol is to first test a sample for the presence of HIV. Any sample found to be reactive in the initial screen is then retested in duplicate. If either of the retests are reactive, the same sample is tested again using a more precise and expensive confirmatory test. The presence of HIV antibodies, based on the results of the confirmatory test, is considered diagnostic for HIV infection.

  HIV blood testing can be expensive and poses risk of infection to health care personnel. The typical HIV screening test requires a trained health care worker or phlebotomist to draw and centrifuge a blood sample, which is then tested for the presence of HIV antibodies. Blood is typically drawn at physician offices, hospitals or blood draw stations, where trained personnel are available, and then sent to a laboratory for HIV testing. Blood samples and related blood-sampling equipment require careful handling to avoid accidental exposure to blood-borne pathogens, including HIV. In addition, the use of blood-based tests has become increasingly costly because of the costs of disposing of potentially infected specimens, syringes, needles and transfer tubes. The overall cost of blood-based testing has precluded large public health screening programs, particularly in less developed countries, many of which have significantly higher rates of HIV infection than that of the U.S. Even in the United States, certain populations are not routinely screened due to the high cost of blood-based testing. For example, currently only four million of the approximately 14 million life insurance policies written each year utilize HIV screening.

  In December 1994, the FDA approved the first non-invasive method for HIV-1 testing, an oral fluid-based screening test and collection device. Collection of oral fluid is technique dependent, and detailed instructions on the proper use of the oral fluid collection device need to be carefully followed. In addition, oral fluid is not commonly collected and is rarely tested for other diagnostic purposes. In June 1996, one manufacturer received approval from the FDA for a western blot oral-fluid confirmatory test.

  HIV screening can also be performed by using a dried blood spot ("DBS") specimen. DBS sampling, which was developed in the late 1980's, is a variant of blood sampling for the testing of newborns. The DBS sampling method involves sticking a baby's heel or an adult's finger with a sharp lancet and collecting five or six drops of blood onto filter paper. The laboratory punches the dried blood spots out of the filter paper, and the non-cellular components of the blood spot are eluted back in liquid form by soaking the punches in diluent. The resulting fluid is then assayed by one of several traditional serum/plasma EIAs.

  The DBS method, which is comparable in cost to traditional serum tests, is susceptible to problems in sample variability, the adequacy of volume for testing, pain on sample withdrawal, and invasiveness.

  The Company believes that a large market opportunity exists for home urine collection and remote testing for HIV infection. On May 14, 1996 and July 22, 1996, the FDA approved DBS OTC home collection kits for HIV. These collection kits, to be marketed by Direct Access Diagnostics, a subsidiary of Johnson & Johnson, and Home Access Health Corp., respectively, are reported to each retail for approximately $40. ChemTrak Incorporated has also submitted an application to the FDA for a DBS OTC home collection kit for HIV. The Company believes that these FDA approved OTC products will accelerate consumer acceptance and awareness of home collection for HIV.

  The human immune system typically requires a number of months to begin producing antibodies following exposure to HIV. There is no consensus in the scientific community as to whether antibodies can first be detected in blood, urine or oral fluid. Moreover, the Company is not aware of any conclusive data that indicates how long before an infected individual's blood, oral fluids or urine will indicate that he or she is HIV positive.

THE CALYPTE URINE-BASED HIV-1 SCREENING TEST

  Calypte's proprietary urine-based HIV-1 screening test is non-invasive, easy to use, reliable and avoids many of the costs and risks associated with blood-based testing. The Company's screening test, when used with the western blot confirmatory test for urine licensed exclusively from Cambridge Biotech, will provide the only complete urine-based HIV testing system. Laboratories using the Company's system can complete the entire testing profile for HIV-1 using a single urine specimen. The Company believes that the benefits of its testing system will enable it to penetrate existing markets and expand into new markets that are not served currently by the more expensive blood and oral fluid-based HIV test systems. Key benefits of the Company's test include:

  Ease of Use/Non-Invasive Collection. Urine is the most commonly collected bodily fluid for laboratory testing as it is already being collected for testing purposes other than the detection of HIV. Because it requires no special preservatives or containers, it is also easier to collect, handle, and discard than blood. Furthermore, the Company's test is in standard EIA format and is designed to be used with standard laboratory equipment. Blood sampling is invasive and, for many patients, stressful and painful. The ability to screen non-invasively for HIV in all types of patients, including intravenous drug users and newborns, will enhance patient comfort and may significantly increase the voluntary testing rates in patients who might otherwise decline testing. Moreover, unlike urine collection, obtaining an uncontaminated oral fluid specimen is highly technique-dependent, requiring specific placement of a sterile collection device in the mouth, rubbing the collection device along the gum line, and holding it in place for no less than two and no more than five minutes.

  Lower Overall Cost. The Company's urine-based screening test may lower significantly the overall cost of testing for HIV because the cost of collecting, transporting, testing and disposing of urine specimens can be significantly less than that of blood specimens, and less than the cost of an oral fluid screening test. Additional cost savings may accrue as a function of reduced needlestick incidents and associated counseling, testing and lost productivity. With respect to oral fluid screening tests, the Company believes that each oral fluid collection device costs between $2.00 to $4.00, while a urine collection cup costs approximately $0.20. Moreover, since urine is often already being collected for other testing purposes, the incremental cost of collecting urine samples is likely to be lower than collecting oral fluids.

  Safety. Independent studies have concluded that the likelihood of finding infectious HIV virus in urine is extremely low. There have been no reported cases of transmission of HIV virus through contact with urine of HIV-infected patients. Accordingly, the risk of HIV infection to health care and laboratory workers accidentally exposed to urine samples is negligible. Since no needles are used in the Calypte urine sampling process, the test eliminates this route of accidental infection. In developing countries, where the supply of sterile needles and syringes cannot be guaranteed, the safety benefits of using urine sampling extend to patients as well as to health care workers.

  Reliability. The Company has performed clinical studies demonstrating the effectiveness of using urine as a reliable and clinically valid sample for HIV testing. In Company-funded clinical trials conducted by or on behalf of the Company, for the HIV-1 urine EIA, a total of approximately 11,000 matched blood and urine specimens were tested. In two different studies, assay specificity was assessed by testing samples from a combined subset of low risk individuals, and specificity of the screening test in conjunction with the confirmatory tests was 100%. Sensitivity (correlation to blood tests) of the urine screening test was estimated by testing samples from a subset of individuals with a clinical diagnosis of AIDS at five sites, and sensitivity was 99.33%. Assay specificity is the ability of an assay to identify all non-HIV infected individuals correctly. Assay sensitivity is the ability of the assay to detect truly HIV-infected individuals.

  In spite of the benefits of the Company's urine-based screening test, such test represents a new method of determining the presence of HIV antibodies. Blood-based and oral fluid based tests, which constitute competitive products, have the advantage of already being commercially marketed and have gained acceptance from the medical community. Furthermore, both blood-based and oral fluid based tests have been shown to be reliable media for detection of HIV. There can be no assurance that the Company's urine-based screening test will gain any significant degree of market acceptance among physicians, patients or health care payors, even if necessary regulatory and reimbursement approvals are obtained. Moreover, even after such regulatory approvals are obtained, the Company may recommend, whether required as a condition to approval of the urine-based confirmatory test or otherwise, that a blood test be obtained as a prelude to any medical care rendered for persons diagnosed with HIV.

  The Company's test uses an industry standard 96 well microtiter plate to detect antibodies to HIV-1 in urine. The HIV-1 antibodies, when present in urine, bind to Calypte's proprietary antigen coated on prepared microtiter plates. A subsequent enzymatic reaction produces a color change revealing the presence of HIV-1 antibodies.

  The test requires only 200 microliters of urine (approximately four drops) and can be performed using standard laboratory equipment. Collection of the urine can take place any time of day, and the test does not require a 24-hour voided specimen or a midstream, clean-catch sample. Samples can be shipped and stored at two to 30 degrees centigrade for up to 55 days before testing. The laboratory protocol for testing urine is nearly identical to that of blood, requiring few, if any, modifications to existing laboratory protocols.

  The Company has entered into an agreement with Cambridge Biotech under which both Calypte and Cambridge Biotech will market and distribute a urine-capable western blot confirmatory test which uses technology licensed from the Company. The western blot kit manufactured by Cambridge Biotech has already received FDA approval for blood testing, and is the only confirmatory test for which application has been made for FDA approval for use with urine. In April 1996, Cambridge Biotech agreed to sell its retroviral diagnostic business to bioMerieux Vitek, Inc. bioMerieux Vitek is part of bioMerieux, an international biotechnology group based in Lyon, France, dedicated to in-vitro diagnostics with a special focus on infectious diseases. Clinical data related to the Cambridge Biotech License Application Amendment was reviewed by the BPAC on June 21, 1996.

The BPAC provides guidance to the FDA on issues related to product license applications currently under review by the FDA. At the June 21, 1996 meeting, the BPAC determined that the clinical data and test protocol of the Cambridge Biotech urine western blot confirmatory test supported its use to determine a positive HIV-1 test result. Based on the data presented, the BPAC recommended that the Cambridge Biotech urine western blot confirmatory test not be considered a stand-alone supplemental test and that positive reported results in urine be subsequently verified by using a blood sample. While any recommendation of the BPAC is not binding on the FDA, there can be no assurance that the FDA will grant approval of the Cambridge Biotech urine confirmatory test. In October 1996, the Company received notification that the FDA would require additional data before it would approve an amendment to Cambridge Biotech's product license application for its urine-based HIV-1 Western Blot kit, to be used as a confirmatory test with Calypte's HIV-1 urine screening assay. Any significant delay in obtaining approval for the Cambridge Biotech urine confirmatory test could have a material adverse effect on the Company's business, financial condition and results of operations.

  On March 17, 1997, the Company submitted to the FDA the additional data requested by the FDA before it would approve an amendment to Cambridge Biotech's product license application for its HIV-1 Western Blot kit. There can be no assurance that the FDA will grant approval of the Cambridge Biotech urine confirmatory test.

STRATEGY

  The Company's objective is to be the leader in the development and commercialization of urine-based diagnostic tests. The Company's primary strategy is to exploit the advantages of using urine instead of blood for HIV testing to establish its diagnostic screening test as the screening method of choice for HIV. In addition, building on its expertise in urine-based diagnostics, the Company intends to develop additional urine-based tests for sexually transmitted diseases and other human conditions. The key components of the Company's business strategy are to:

  . Target and Expand Life Insurance Testing Market. The Company is marketing its urine-based HIV screening test kit directly to the five major laboratories that perform the substantial majority of HIV tests for the domestic life insurance industry. These laboratories currently collect and test urine from most life insurance applicants for other diseases and risks. Because of the overall lower cost and because urine is already routinely collected, the Company believes that its test will enable life insurance companies to increase the number of applicants tested for HIV.

  . Penetrate U.S. Clinical Laboratory Market. The Company, through its distributors, intends to market its tests to laboratories currently serving physicians. Because of restrictions on the collection of blood in the physician's office imposed by CLIA, many physicians refer their HIV "at-risk" patients to phlebotomists at outside laboratory service centers for blood collection. The Company's urine-based HIV test will allow physicians' offices to collect the specimen for use with the Company's HIV test.

  . Pursue International Markets Through Distributor Relationships. Upon approval from appropriate regulatory authorities, the Company intends to market its HIV test in international markets pursuant to existing worldwide distribution agreements. Because of its safety, ease of collection and lower costs, the Company believes that its urine-based test may be widely employed in certain international markets not presently served by HIV blood tests.

  . Enter Emerging OTC Market. The Company intends to file a PMA for FDA approval of its OTC urine collection kit for home collection. The Company believes that its OTC urine collection kit would be used by consumers who desire home urine collection and anonymous HIV testing through Calypte Biomedical Laboratories. The Company intends to collaborate with a corporate partner to market and distribute its collection kit to retail outlets in the United States.

  . Establish Calypte Biomedical Laboratories. The Company intends to establish Calypte Biomedical Laboratories--a reference testing laboratory to perform HIV testing of home-collected urine specimens.

  . Develop Additional Urine-Based Diagnostics. The Company intends to develop and commercialize additional urine-based tests for other sexually transmitted diseases, other human retroviruses and non-sexually transmitted diseases based on its enabling urine testing technologies. Initially, the Company intends to focus on developing and commercializing a urine-based screening test for HIV-2, Chlamydia and H. pylori.

PRODUCTS UNDER DEVELOPMENT

  OTC. The Company believes a market opportunity exists for home urine collection and remote testing for HIV infection. The Company intends to submit an application for FDA approval for an OTC home urine collection device, which the consumer would purchase at retail outlets instead of visiting a physician's office or laboratory for HIV testing. The consumer would provide a specimen sent in a prepaid mailer to the Company's testing laboratory, Calypte Biomedical Laboratories. The Company would perform the test, and the consumer will obtain the results by telephoning the Company and identifying himself or herself with a unique code to preserve anonymity. The Company believes that the FDA will require that the results of the tests be reported under strictly controlled protocols, including counseling. In the event that the Company's OTC HIV home urine collection kit is approved by the FDA, the Company intends to continue to manufacture the urine-based HIV-1 test and operate the testing laboratory. The Company plans to enter into an agreement with an OTC marketing partner to market and distribute the collection kit.

  Chlamydia. The Company received a notice of allowance for a U.S. patent for the detection of Chlamydia antibodies in urine and is developing a urine-based Chlamydia detection test. It has been estimated that there are 4.0 million new cases of Chlamydia occurring annually in the United States and more than 25 million tests for Chlamydia were performed in the United States in 1990, and the annual Chlamydia test market has been estimated to increase by 15% per year. Existing tests for Chlamydia, because they require a urethral swab or a blood sample, are uncomfortable for the patient. The majority of Chlamydia patients are asymptomatic and therefore, seldom seek medical treatment. Chlamydia is considered to be a significant cause of pelvic inflammatory disease, tubal infertility and ectopic pregnancies.

  HIV-2. The Company is also developing a test for HIV-2, the less common form of HIV. The Company believes that such a test is important in certain export markets where the incidence of HIV-2 is higher or where such testing is mandated by government regulation. In addition, the Company believes that the ability to detect HIV-2 antibodies will be of value in protecting the Company's competitive position. The Company has the first right of negotiation with Cambridge Biotech for certain rights for the detection of HIV-2 under the Cambridge Biotech patent license from Sanofi Diagnostic Pasteur.

  H. pylori. The Company is in discussions with Otsuka Pharmaceutical Co., Ltd. ("Otsuka") to obtain a license to distribute Otsuka's urine-based diagnostic for Helicobacter pylori (H. pylori), the putative cause of gastric ulcers and other intestinal conditions. The H. Pylori urine-based test is currently under development at Otsuka.

  Other Diagnostics. The Company is also planning to evaluate the development of urine-based diagnostic tests for syphilis and herpes. Ultimately, the Company intends to expand its diagnostic test line so that it will be possible to test for a wide range of sexually transmitted and other diseases with a single, non-invasively collected urine sample. On January 27, 1997, the Company entered into a collaborative research and product development agreement with Trinity Biotech plc of Dublin, Ireland to develop a rapid, one-step HIV test which can be performed on urine samples.

SALES, MARKETING AND DISTRIBUTION

  The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's HIV-1 screening test and potential future products to 12 major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and all international markets will be penetrated utilizing diagnostic product distributors. The Company will work collaboratively with its distributors to market and promote the products in their local markets.

  The Company anticipates that a significant portion of its revenues for the next several years will be derived from international distributor sales. International sales and operations involve a number of inherent risks and may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. The Company's distribution agreement with Otsuka Pharmaceutical Co., Ltd. is terminable without cause by Otsuka upon 120 days prior notice. Certain of the Company's distributors have limited international marketing experience, and there can be no assurance that the Company's distributors will be able to market successfully the Company's products in any international market.

  The following table summarizes the markets and geographic regions covered by the Company and its distributors for its HIV-1 test.

   COMPANY  GEOGRAPHIC REGION              MARKETS
   -------  -----------------              -------
   Calypte  United States                  12 laboratories serving the life
                                           insurance, military, immigration and
                                           criminal justice markets.
   Calypte  Canada                         All
   Seradyn  United States                  All but the above laboratories.
   Seradyn  Europe, Latin America, Africa, All
            Middle East
   Otsuka   Asia, Australia, New Zealand   All
   Travenol Israel                         All

  Seradyn, Inc. Seradyn, Inc. ("Seradyn") a subsidiary of Mitsubishi Chemical Corporation, is a manufacturer and distributor of clinical diagnostic and industrial/analytical instrumentation products. In April 1995, the Company entered into an agreement with Seradyn under which Seradyn was granted exclusive distribution rights for the HIV-1 test under the trade name "Seradyn Sentinel" for all non-Calypte accounts in the United States, and all customers in Europe, Latin America, Africa and the Middle East (excluding Israel). The agreement provides for certain minimum purchases by Seradyn. If such minimum purchases are not met, the Company has the right to terminate the agreement or render Seradyn's rights non-exclusive for the region in which the minimum purchases were not met, provided that Seradyn will be guaranteed the prices given to Calypte's most favored customers in the territory. The initial term of the agreement extends through December 1998. Seradyn has the right to extend the agreement for successive two-year terms provided it has met minimum sales requirements. Seradyn has agreed to assist the Company in obtaining regulatory approvals in its distribution territory at the Company's expense. The agreement also grants Seradyn a right of first refusal on distribution rights for certain new products which may be developed during the term of the agreement.

  Otsuka Pharmaceutical Co., Ltd. Otsuka Pharmaceutical Co., Ltd ("Otsuka") is a Japanese integrated health care and consumer products conglomerate. In August 1994 the Company entered into a distribution agreement with Otsuka, which gives Otsuka exclusive distribution rights for the urine-based HIV-1 test and to use the trademark "Calypte" to market the test in 22 Asian countries, Australia and New Zealand. To maintain exclusivity, the agreement requires that Otsuka purchase certain annual minimums, which increase each year, and total 70 million tests over ten years. Otsuka has agreed to use its best efforts to obtain regulatory approvals for the product in its territory. The agreement is for a term of ten years, and is terminable without cause by Otsuka upon 120-days notice. The Company has committed up to one-half of its total manufacturing capacity to Otsuka. If the Company is unable to meet Otsuka's manufacturing requirements, Otsuka has a right to manufacture tests itself. The agreement also grants Otsuka the right of first refusal to distribute certain new products which may be developed during the term of the agreement.

  Travenol Laboratories (Israel) Ltd. In December 1994 the Company entered into an agreement with Travenol Laboratories (Israel) Ltd. ("Travenol"), a division of Baxter-Travenol Laboratories. The agreement gives Travenol exclusive rights to distribute the HIV-1 test and to use the trademark "Calypte" within Israel. Under the agreement, Travenol will undertake registration of the product in Israel with the Company paying regulatory fees. The term of the agreement is perpetual unless terminated earlier for specified causes. No minimum purchase levels are required.

  The Company's products represent a new method of determining the presence of HIV antibodies and there can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients or health care payors, even if necessary international and U.S. regulatory and reimbursement approvals are obtained. The Company believes that recommendations and endorsements by the medical community will be essential for market acceptance of the products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company has no experience marketing and selling its products either directly or through its distributors. The Company's marketing strategy relies upon its alliance with third-party distributors for the success of its products. There can be no assurance that the Company's direct sales force will be effective, that its distributors will market successfully the Company's products or that, if such relationships are terminated, the Company will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the Company's distribution, sales or marketing network, or failure of the Company's products to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

  The manufacture of the Company's urine-based HIV test involves antigen production, plate processing and preparation of certain washes and other reagents. Under current Good Manufacturing Practices ("cGMP"), all steps are recorded, those requiring measurement or calculation are checked by a second technician and all components are inspected and/or tested at four stages by quality control technicians. Antigen production involves cell culture, antigen expression and purification. Following purification, the antigen is tested extensively and optimized for plate coating. The coating of standard 96 well microtiter plates with antigen is completed using standard plate coating equipment. Following binding of the antigen to the plates, the plates are blocked and stabilized to prevent nonspecific binding of the antigen. The plates are then dried and packaged in foil pouches. The washes and reagents are produced using standard solution preparation techniques.

  Calypte's manufacturing operations are located in Berkeley, California with an annual capacity of approximately 4.5 million tests. The Company received an establishment license from the FDA for the production of its HIV-1 screening test at this facility on August 6, 1996. The Company has completed a larger manufacturing facility in Alameda, California and is manufacturing pilot lots required for an amendment to its pending FDA license for approval of this facility. The capacity of the Alameda facility is approximately 20 million tests per year. Additionally, the Company has entered into a manufacturing agreement with Biomira Diagnostics, Inc., a Canadian corporation, for the production of the Company's tests for export to certain international markets, in compliance with Company specifications.

  Calypte purchases raw materials and components used in the manufacture of its product from various suppliers and relies on single sources for several of these components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company has a number of single-source components, and any delay or interruption in supply of these components could significantly impair the Company's ability to manufacture its products in sufficient quantities, and therefore would have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities in support of commercial sales.

  The Company has limited experience in manufacturing its products. The Company currently manufactures its products in limited quantities for submission to FDA for ongoing compliance, international clinical trials and building its inventory in anticipation of commercialization. The Company does not have experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving production yields, quality control and assurance, raw material supply and shortages of qualified personnel. Such assumptions may be incomplete or inaccurate and unanticipated events and circumstances are likely to occur. The larger Alameda facility will be needed if initial demand exceeds the more limited capacity of the Berkeley facility. Difficulties encountered by the Company in manufacturing scale-up to meet demand, including delays in receiving FDA approval for the Alameda facility, could have a material adverse effect on its business, financial condition and results of operations.

  Due to the nature of its manufacturing processes, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, discharge, handling and disposal of certain materials and wastes. There can be no assurance that the Company will not be required to incur significant costs to comply with land use and environmental regulations as manufacturing is scaled-up to commercial levels, nor that the operations, business or financial condition of the Company will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies. There can be no assurance that the Company will be able to obtain and maintain all required permits in connection with the operation of its manufacturing facilities. When and if the Company begins to produce products on a commercial scale, it will be a significant user and disposer of water. The disposal of water used in the Company's manufacturing processes must comply with applicable federal, state and local environmental protection laws, and compliance with these laws may be costly and difficult.

TECHNOLOGY

  The Company's HIV-1 urine-based test is based on the finding of scientists at the New York University Medical Center in 1988 that antibodies to HIV-1 could be found in urine. Prior to this discovery, it was commonly held that antibodies to systemic infections could not pass through the kidneys, and thus, could not be found in the urine of infected individuals. The researchers showed that HIV-1 envelope antibodies were present in all urine samples from HIV-1 seropositive subjects. Building on this discovery, the Company developed an HIV-1 urine enzyme immunoassay ("EIA") to detect antibodies to HIV-1 in urine. There are two proprietary features of the Company's HIV-1 urine-based EIA that result in a format sensitive enough to detect the low levels of HIV antibodies in urine: the antigen target and the sample buffer in the assay.

  Recognizing the prominence of envelope antibodies in urine, the antigen target in the assay is a full length, recombinant glycosylated HIV-1 envelope protein, rgp160. Although this antigen is a recombinant glycoprotein, it is identical to the viral envelope protein gp160 in amino acid sequence and in the presence of carbohydrate at glycosylation sites. This kind of antigen target can efficiently capture the full range of HIV-1 envelope specific antibodies produced in the human polyclonal response to the virus. The microwell assay format permits the high availability of epitopes of the recombinant envelope glycoprotein for antibody binding. This availability of epitopes results in the sensitivity verified in clinical trials.

  The Company has non-exclusive rights to the proprietary process used to express the recombinant HIV-1 envelope glycoprotein from Texas A&M University. This proprietary process for manufacture of rgp160 begins with the baculovirus expression vector system established in an insect cell culture. The consistent and high levels of rgp160 expression in baculovirus infected insect cell culture is a critical step in the overall manufacturing of rgp160. The Company improved and upgraded the Repligen Corporation ("Repligen") process with a proprietary process which uses a system in which the HIV-1 envelope protein is produced in the insect cell membrane rather than typical tissue culture systems where the protein is secreted into insect cell culture media. Rgp160 is an insoluble protein and requires detergent based extraction and purification procedures which are proprietary.

  The Company developed and has obtained a U.S. patent claiming a sample buffer formulation, which is used in the HIV-1 urine test. This sample buffer acts as a diluent for urine in the assay procedure and significantly increases test specificity by reducing non-specific binding of immunoglobulins (non-specific antibodies) and other substances in urine that would decrease specificity and sensitivity of HIV-1 antibody binding. Sample buffer is manufactured in the Company's facilities.

  The Company's products incorporate classical immunoassay technology based on antibody-antigen reactions. Antibodies are immune system proteins produced as a result of an organism's immune response to substances (antigens) foreign to the body and specifically bind to antigens and signal the immune system to assist in eliminating them. Immunoassays are used for diagnostic applications where the presence or absence of a specific analyte is being evaluated and allow the detection of some analytes at levels as low as one part per billion. Antigens include viruses, bacteria, parasites, chemical toxins and other foreign substances and hormones.

  The HIV-1 urine assay format includes a standard 96 well microtiter plate which is compatible with standard laboratory instrumentation. The microwell plates are coated with proprietary recombinant HIV-1 envelope protein antigen. Patient urine and the unique specimen diluent are introduced to the microwell simultaneously. If HIV-1 antibodies are present, they bind to the antigen coated well and remain during the subsequent wash steps. An enzyme labeled conjugate is added to the well. This conjugate binds specifically to human antibody which remains from the previous step. Following another wash, substrate reagent is added and color development occurs due to the presence of the enzyme conjugate in the well. This color is measured spectrophotometrically on a standard laboratory microwell plate reader. The presence of HIV antibody in the specimen is indicated by the development of color in the microwell, and the intensity of the color is proportional to the amount of antibody.

CLINICAL TRIALS

  The Company has performed preclinical and clinical studies which support the use of urine as a reliable and clinically valid sample. Four of the studies are described below:

  Metpath Laboratories, Inc. The feasibility of HIV-1 antibody detection in urine was established in a large preclinical study at Metpath Laboratories, Inc. which included 7,357 urine samples from a low risk population. A positive prevalence rate for HIV-1 in urine of 0.80% agreed with the reported HIV-1 serum positive rate. Of the 1,746 urine samples matched to serum, five urine positives agreed with the five serum positives. For urine negatives, 1,736 out of 1,741 were correctly identified resulting in a 99.71% correlation to serum. In addition, in a study of 94 paired urine and serum samples from subjects previously determined to be HIV-1 seropositive, antibodies to HIV-1 were detected in all urine samples by Calypte's urine-based HIV-1 screening test.

  Center for AIDS Prevention Studies and the University of California at San Francisco. Researchers at the Center for AIDS Prevention Studies and the University of California at San Francisco ("UCSF") carried out a large validation study of the diagnostic accuracy of the urine-based HIV-1 screening test for HIV envelope antibodies in urine. Matched blood and urine specimens collected from 586 recovering alcoholics were tested by two independent laboratories blinded to results at the other site. The matched urine samples were tested by and confirmed by a urine-based western blot. The urine-based HIV-1 screening test when confirmed by a urine western blot led to a correct diagnosis in all samples. The authors reported that the urine EIA demonstrated a specificity of 100% and a sensitivity also estimated to be 100%.

  Multicenter Trial. In clinical trials for the urine-based HIV-1 screening test conducted at five geographic locations, approximately 11,000 matched blood and urine specimens were tested. Assay specificity was assessed by testing paired urine and serum samples from a combined subset of 7,074 low risk individuals. Specificity of the screening test (prior to confirmation with western blot) was determined to be 99.18%. In diagnosis of AIDS, sensitivity was estimated to be 99.33%. Paired urine and serum specimens from asymptomatic and symptomatic HIV-1 infected subjects and subjects at high risk for HIV-1 infection were also tested. Urine correlation with blood for these 614 samples was 98.20%.

  Japanese Ministry of Health Study. An independent study of the performance of the urine-based HIV-1 screening test was carried out by the Japanese Ministry of Health and reported at the 1994 International AIDS Conference in Yokohama, Japan. Paired urine and serum samples from 200 HIV-1 infected subjects and 700 healthy subjects in a low risk population were tested using the urine-based HIV-1 screening test, confirmed by urine western blot and compared with serum EIA and serum western blot results. There was agreement between all 200 urine positives and serum positives and agreement between 700 urine negative and serum negative results. Urine correlation with serum was 100% for all urine samples tested.

INVESTMENT IN PEPGEN

  In October 1995 Calypte purchased a 49% equity interest in Pepgen Corporation ("Pepgen"), a therapeutic research and drug development company with two lead compounds in preclinical evaluation. The first compound is an interferon product, called interferon-tau, which in early animal trials has shown to be effective both as an anti-viral and anti-tumor agent with less toxicity than other interferons. Pepgen has planned further preclinical studies and if the preclinical studies are successful, Pepgen anticipates seeking approval from the FDA to commence human clinical trials. Pepgen's second lead compound is a growth factor called uteroferrin. This compound has stimulatory effects on the growth and differentiation of blood cells. Uteroferrin is a glycoprotein that is secreted by the uterine endometrioepithelium. Based on animal studies, the stimulation of hematopoietic cells by uteroferrin appears to act at an earlier stage of stem cell development than other known hematopoietic growth factors.

  Pepgen holds an exclusive worldwide license to both of these compounds from the University of Florida. The Company purchased its equity position in Pepgen for $2.5 million, comprised of $1.0 million paid at closing, $1.0 million payable to Pepgen pursuant to a promissory note and options to purchase the Company's Common Stock valued at $500,000. The $1.0 million promissory note balance was paid in October 1996. The options were granted to Pepgen shareholders for the purchase of an aggregate of 475,000 shares of the Company's Common Stock at a price of $7.50 per share, of which 100,000 are immediately exercisable and the remaining 375,000 are exercisable upon attainment of certain milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. In addition, Calypte has the right of first negotiation to purchase the remaining 51% of Pepgen at fair market value, and the Company is entitled to elect two of the seven Board members of Pepgen. Calypte has no further commitments to fund Pepgen.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

  The Company believes that its future success will depend in large part on its ability to protect its patents and proprietary rights. Accordingly, the Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company has one U.S. patent, four pending U.S. patent applications, and thirteen foreign patents, and sixteen pending foreign patent applications. In addition, the Company has the right to utilize certain patents and proprietary rights under licensing agreements with New York University ("NYU"), Cambridge Biotech, Repligen, Texas A&M University System and Stanford University. These license arrangements secure intellectual property rights for the manufacture and sale of the Company's products.

  The Company has licensed from NYU, on an exclusive basis, a U.S. patent for the detection of antibodies to HIV in urine. The rights under the license extend until the expiration of the U.S. patent in 2009 provided the Company make certain payments. The Company has the right to make, use, sell and sublicense products utilizing the technology described in the patent and is obligated to make certain fixed and royalty payments to NYU to maintain exclusivity of the license. In connection with the NYU license, the Company also funded research at NYU, and expects to continue to do so through 1999. The Company has exclusive worldwide license to NYU inventions that arise from the research funded by the Company.

  The Company has sublicensed from Cambridge Biotech proprietary technology related to the HIV envelope glycoprotein. The Company has a non-exclusive worldwide sublicense to make, have made, use and sell products that relate to the licensed technology. The Company is required to pay Cambridge Biotech royalties on products incorporating the licensed technology. The license extends until the expiration of the licensed patents in 2005, although the Company can terminate the agreement at any time upon 30-day's written notice.

  The Company has been granted a non-exclusive license from Texas A&M University to make, have made, use and sell products based on its proprietary recombinant expression systems. The Company is required to pay certain fixed and royalty payments to Texas A&M University on net sales varying with the content of Texas A&M's technology in the Company's products.

  The Company licensed from Repligen HIV-1 gp160 recombinant virus seed stock. The Company has been granted (i) an exclusive license to make, have made, use and sell products incorporating this material for diagnostic purposes, and
(ii) non-exclusive license to make, have made, use and sell the gp160 seed stock for research purposes. For seven years beginning on the date the Company first realizes net sales from products incorporating gp160, the Company must pay to Repligen certain royalties on net sales derived from such products and certain royalties on net sublicensing revenue derived from sales of products incorporating gp160. In addition, the Company is required to pay certain fixed and royalty payments for a non-transferrable, non-exclusive license from Stanford University to a patent relating to recombinant DNA processes.

  In the event that the Company does not receive approval for its urine-based HIV-1 test or develop alternate sources of revenues, the obligation to make minimum royalty payments could have a material adverse impact on the Company's results of operations. Failure to make required minimum royalty payments may result in the loss of exclusivity or termination of certain licenses.

  The HIV testing industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation or interference proceedings could result in significant diversion of efforts by the Company's management and technical personnel. There are a number of filed and issued patents involved with the detection of HIV antibodies. One such patent is currently owned by Chiron Corporation. While the Company, based on the opinion of its patent counsel, believes that its urine-based HIV-1 screening test does not infringe the Chiron patent, there can be no assurances that Chiron will not assert such claims against the Company. Patent litigation can be costly and protracted. The expense of litigating a claim against the Company for patent infringement could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that the Company was found to be infringing a validly issued patent, and the Company could not obtain a license to such patent on reasonable terms, the Company could be forced to pay damages, obtain a license to such patent at a significantly higher rate or, possibly, remove its urine-based HIV-1 screening test from the market. Such an event would have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not have, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in international markets. There can be no assurance that the Company will not be required to obtain additional cross licenses in the future or that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

  Although patent and intellectual property disputes in the medical diagnostic area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to maintain exclusivity under or maintain its current license agreements. Termination of any of these licenses could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreement with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

GOVERNMENT REGULATION

Overview

  The Company's products are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (the "Act"), as amended by the Medical Device Amendments of 1976 and the Safe Medical Devices Act of 1990, among other laws. Under the Act, the FDA regulates the preclinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the U.S. The FDA prohibits a device, whether or not cleared under a 510(k) premarket notification or approved under a PMA, from being marketed for unapproved clinical uses. If the FDA believes that a company is not in compliance with the regulations, it can institute proceedings to detain or seize a product, issue a recall, prohibit marketing and sales of the Company's products and assess civil and criminal penalties against the Company, its officers or its employees. Furthermore, the Company plans to sell products in certain foreign countries which impose local regulatory requirements. The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. Failure to comply with FDA and similar foreign requirements could result in civil monetary penalties or criminal sanctions, restrictions on or injunctions against marketing of the Company's products. Additional enforcement actions may potentially include seizure or recall of the Company's products, and other regulatory action. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances in a timely manner or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

HIV-1 Screening and Diagnostic Tests

  The Company's HIV-1 screening test is regulated by the FDA Center for Biologics Evaluation and Research. When the test was submitted to the FDA in September 1992, the FDA required a product license application ("PLA") and an establishment licensing application ("ELA") for the Company's Berkeley, California manufacturing facility. On August 6, 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell, in interstate and foreign commerce, the Company's urine-based HIV-1 screening test for use in laboratory settings.

OTC Home Urine Collection Kit

  The Company intends to file a PMA with the FDA for the HIV-1 home urine collection kit which would allow consumers, in the privacy of their homes to take a urine sample, mail it to Calypte Biomedical Laboratories for analysis and then anonymously obtain results and professional counseling by telephone. The Company believes that a submission for FDA approval of this product must set forth the Company's plans for the reporting of results to the consumer and consumer counseling services. In addition, the PMA will need to include the results of extensive clinical studies and manufacturing information and may be reviewed by a panel of experts outside the FDA. Clinical studies need to be conducted in accordance with FDA requirements, and the failure to strictly comply with such requirements could result in the FDA's refusal to accept the data or in other sanctions.

  There can be no assurance that the FDA will approve the Company's HIV-1 home urine collection kit for OTC distribution and sale. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies causing the Company to incur additional costs and delay. In addition, there can be no assurance that the FDA will not limit the intended use of the Company's products as a condition of PMA approval. Failure to receive or delays in receipt of FDA approvals, or any FDA limitations on the intended use of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturing Facilities

  The FDA requires the Company's products to be manufactured in compliance with cGMP regulations. In addition, the Company is subject to certain additional manufacturing regulations imposed by the State of California. These regulations require that the Company manufacture its products and maintain related documentation for testing and control activities. The Company's facilities and manufacturing processes have been periodically inspected by the State of California and other agencies and remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance its manufacturing facility will satisfy cGMP or California manufacturing requirements. Enforcement of the cGMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly enforced. In the event that the FDA determines the Company to be out of compliance with its regulations and to the extent that the Company is unable to convince the FDA of the adequacy of its compliance, the FDA has the power to assert penalties, including injunctions or temporary suspension of shipment until compliance is achieved. In addition, the FDA will not approve an ELA or PMA if the facility is found in noncompliance with cGMPs. Such penalties could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, the manufacture, sale or use of the Company's products are subject to regulation by other federal entities, such as the Occupational Safety and Health Agency, the Environmental Protection Agency, and by various state agencies, including the California Environmental Protection Agency. Federal and state regulations regarding the manufacture, sale or use of the Company's products are subject to future change, and these changes could have a material adverse effect on the Company's business, financial condition and results of operations.

  Product Liability and Recall Risk; Limited Insurance Coverage. The manufacture and sale of medical diagnostic products entail significant risk of product liability claims or product recalls. While the Company maintains product liability insurance, the Company faces the risk of litigation in the event of false positive or false negative reports. There can be no assurance that the Company's existing insurance coverage limits will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

International

  Distribution of the Company's products outside the United States is also subject to regulatory requirements that vary from country to country. In a number of foreign countries, FDA approval is required prior to approval in that country. The export by the Company of certain of its products which have not yet been approved for domestic commercial distribution may be subject to FDA export restrictions. To date, the Company has not received approval for the sale of its product in any foreign country. Failure to obtain necessary regulatory approvals or failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Calypte Biomedical Laboratories

  The Company intends to establish a clinical reference laboratory in connection with seeking approval for an OTC home urine collection kit for HIV-
1. There are a number of risks in establishing a reference laboratory especially for testing for HIV. The Company must, among other actions, seek to hire and retain key laboratory personnel, purchase necessary equipment, secure required permits, incur marketing expenses, obtain customers, and comply with government regulations. The Company's planned laboratory would test for HIV using the Company's urine-based HIV-1 test and, if approvals are obtained, receive home collected urine for HIV testing. The Company may be required to offer counseling in connection with the reporting of results to laboratory customers. There can be no assurance that the Company can establish or receive the necessary approval for the laboratory.

  If the Company establishes a reference laboratory for the testing of urine samples using the Company's urine-based HIV-1 screening test, the Company's laboratory would be regulated under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the U.S. by requiring that any health care facility in which testing is performed meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance, and inspections. The regulations have established three levels of regulatory control based on the test's complexity: "waived," "moderately complex," and "highly complex." Calypte believes that its test will be categorized as highly complex, which would require the Company and laboratories using its test to meet certain quality control and personnel standards that are more rigorous than those for moderately complex tests. Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certifications of accreditation from the Health Care Finance Administration ("HCFA"). There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA will not have an adverse impact on the potential market for the Company's products. The Company would also be subject to state laboratory licensure standards and laws governing the disposal of infectious and/or hazardous wastes.

Therapeutic Products

  If the Company exercises its rights to acquire a controlling interest in or substantially all of Pepgen, Calypte will be required to obtain FDA approval for Pepgen's therapeutic products, a process which has historically been substantially more costly and time consuming than for diagnostic products. To obtain such approval, the Company must conduct preclinical safety and toxicology studies in the laboratory and Phase I, II, and III clinical studies under FDA approved protocols. The results of the pre-clinical and clinical testing for a new drug, together with detailed manufacturing and other information, would then be submitted to the FDA in the form of a new drug application. In responding to a new drug application, the FDA may refuse to accept the application for filing, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. The process of completing clinical testing usually takes a number of years and requires the expenditure of substantial resources. The length of the FDA review period varies widely depending upon the amount and quality of the data in the application and the nature and indications of the proposed product. In addition, the FDA may require post-marketing reporting and may require surveillance programs to monitor the usage and side effects of the drug product after product approval. The Company has no current plans to acquire the remaining equity ownership in Pepgen or to develop Pepgen therapeutic products.

COMPETITION

  Competition in the in vitro diagnostic market is intense and expected to increase. Within the United States, the Company will face competition from a number of well-established manufacturers of blood-based EIAs, plus at least one system for the detection of HIV antibodies using oral fluid samples. In addition, the Company may face intense competition from competitors with significantly greater financial, marketing and distribution resources than the Company, several of whom have already submitted applications to FDA for approval of their OTC products.

  The suppliers of blood-based HIV tests in the United States include Abbott Laboratories ("Abbott"), Organon-Teknika Corporation ("Organon-Teknika"), Sanofi Diagnostic Pasteur ("Sanofi"), Ortho Diagnostics ("Ortho") and Cambridge Biotech. All of these companies have many years of HIV market experience, and they typically offer a number of different testing products. Abbott, Sanofi and Ortho currently sell FDA-licensed blood-based HIV-1/HIV-2 combination tests on the market in the United States, and other companies may be developing HIV-1/HIV-2 products.

  The Company believes that HIV screening tests which permit the use of oral fluid may offer significant competition to the Company's urine-based HIV-1 screening test. The OraSure(TM) collection device manufactured by Epitope, Inc. ("Epitope") used in conjunction with an HIV-1 EIA manufactured by Organon-Teknika received FDA approval for marketing in the United States in December 1994. In June 1996, Epitope received approval from the FDA for a western blot oral-fluid confirmatory test.

  The Company is not aware of any competitors which have submitted urine-based HIV screening tests to the FDA, but there can be no assurance that such tests will not be submitted in the future for approval by the FDA. The Company is aware of only one other manufacturer, Murex Corporation ("Murex"), which has publicly announced urine capability for an HIV test. Murex manufactures a number of HIV assays in microtiter format, none of which have been submitted to the FDA for review. One such microtiter assay, "gacelisa," is intended for use on saliva and urine samples but is marketed only outside of the U.S. primarily as a research assay. Murex markets one HIV product in the U.S., the SUDS(TM) rapid test, which is intended for use on serum and plasma only. Although urine capability for this test has been reported in scientific literature, the Company is not aware of any applications for expanded sampling claims for this assay. In addition, the SUDS(TM) assay format is not conducive to high-volume testing.

  Essentially all of the Company's competitors actively market their diagnostic products outside of the U.S. In addition, outside of the U.S., where the regulatory requirements for HIV screening tests are less onerous than those of the FDA, a much wider range of competitors can be found. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurances that the Company's products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval.

  Three companies have submitted applications to the FDA for OTC HIV blood testing: Direct Access Diagnostics, a subsidiary of Johnson & Johnson, Home Access Health Corp., and ChemTrak Incorporated. The FDA has approved a home collection kit for HIV blood testing developed by Direct Access Diagnostics and another home collection kit for HIV blood testing developed by Home Access Health Corp. The Company believes that an OTC HIV testing system which does not require consumers to collect their own blood may compete favorably against DBS systems. However, there can be no assurances that the earlier market entry of these competitors, their substantial promotional and distribution resources, and future introduction of HIV-1/HIV-2 products will not prevent the Company from competing favorably. The Company's inability to compete favorably with respect to any of these factors could have a material adverse effect on its business, financial condition, and results of operations.

  If the Company is successful in developing and introducing urine-based Chlamydia or other STD tests, it will face competition from established diagnostic testing companies with greater financial, marketing and distribution resources than the Company. Some of these companies are marketing established tests in widely-used formats. In addition, Abbott Laboratories has applied for FDA approval for a urine-based diagnostic test for Chlamydia antigen.

EMPLOYEES

  On October 14, 1996, the Company implemented an expense reduction program, including a significant reduction in its workforce in an effort to reduce spending and conserve cash.

  As of December 31, 1996, the Company had 33 full time employees, eight of whom were engaged in or directly supported the Company's research and development activities, 16 of whom were in manufacturing, facilities and quality assurance, three of whom were in marketing and sales and six of whom were in administration. The Company's employees are not represented by a union or collective bargaining entity. The Company believes its relations with its employees are good.

  Dependence Upon Key Personnel. The Company is dependent upon a number of key management and technical personnel. The Company has employment agreements with some members of its core management team. The Company's ability to manage its transition to commercial-scale operations, and hence its success, will depend on the efforts of these individuals, among others. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel.

  William A. Boeger is the Chief Executive Officer, Chief Financial Officer and board member of Pepgen, a 49% owned therapeutic subsidiary of the Company, and Dr. Howard B. Urnovitz is President and Chief Science Officer. In addition, Mr. Boeger and Dr. Urnovitz are both officers of the Chronic Illness Research Foundation, a non-profit organization. Accordingly, although these individuals will devote such amount of their working hours as they reasonably deem necessary to the business of the Company, these individuals do not devote all of their working hours to the Company's affairs.

SCIENTIFIC ADVISORY BOARD

  The Scientific Advisory Board is composed of certain of the Company's scientists and other leading scientists who have been actively involved in pioneering HIV research. Scientific Advisory Board members meet as a group and individually with management and key scientific employees of the Company on a regular basis. Scientific Advisory Board members have taken an active role in helping the Company identify scientific and product development opportunities and recruiting and evaluating the Company's scientific staff. The Company has granted options to acquire its Common Stock to members of the Scientific Advisory Board.

  The members of the Scientific Advisory Board and their experience are set forth below:

  ABUL K. ABBAS, M.D., Professor, Department of Pathology, Harvard Medical School. Dr. Abul Abbas is an expert in the cellular interactions and cytokine regulation of the immune response. Professor Abbas received his M.D. in India in 1968 and interned at Harvard Medical School in 1970. He has held the position of Professor of Pathology since 1991. Professor Abbas has also received the Parke-Davis Award for Experimental Pathology (1987).

  ALVIN FRIEDMAN-KIEN, M.D., Professor, New York University Medical Center, New York. Since 1994, Dr. Friedman-Kien has been a Professor of Microbiology and Dermatology at New York University Medical Center and Bellevue Hospital. Dr. Friedman-Kien is a clinician and researcher with expertise in the field of AIDS and AIDS related opportunistic infections. In particular, Professor Friedman-Kien is an expert in the etiological relationship between HIV and other human viruses. The detection of antibodies to HIV in urine was first reported by Dr. Friedman-Kien. Dr. Friedman-Kien graduated in 1956 with a B.A. degree from Brown University and received an M.D. degree from Yale University Medical School in 1960.

  TOBY D. GOTTFRIED, PH.D. is the Company's Director of Research and Development. See Part III, "Executive Officers and Directors of the Registrant."

  HOWARD JOHNSON, PH.D., Graduate Research Professor, Department of Microbiology and Cell Science at the University of Florida in Gainesville. From 1985 to 1988 he was Professor in the Department of Comparative and Experimental Pathology at the University of Florida. Prior to this, Dr. Johnson was also on the faculty of the University of Texas. He was also Founder and President of PepTech, Inc., a subsidiary of Pepgen, and holds the patent on arginine vasopressin-binding antihypertensive peptide. He is currently a member of a National Advisory Council for the National Institutes of Health. Dr. Johnson received his B.S. and Ph.D. degrees from Ohio State University.

  NORMAN KLINMAN, M.D., PH.D., Member, Department of Immunology, The Scripps Research Institute, La Jolla, California. Dr. Klinman received his M.D. in 1962 and Ph.D. in Microbiology in 1965 from the University of Pennsylvania. He served on the faculty of the Department of Pathology and Microbiology at the University of Pennsylvania for 10 years before accepting his current position in 1978 in the Department of Immunology at Scripps.

  DANIEL LANDERS, M.D., Director for the Division of Reproductive and Infectious Diseases and Immunology, Department of Obstetrics, Gynecology & Reproductive Sciences, Magee-Womens Hospital at the University of Pittsburgh. From 1992 to 1995, Dr. Landers was Associate Professor for the Department of Obstetrics, Gynecology and Reproductive Sciences at UCSF. He is a well-known expert in sexually transmitted diseases in women, and the recipient of numerous awards, including the Susman Memorial Award for the Infectious Diseases Society of America, Young Investigator Award for Infectious Disease Society for OB/GYN, an NIH Physician-Scientist Award, and the Pediatric AIDS Foundation Scholar Award. He received his M.D. in 1980 at UCSF.

  LUC MONTAGNIER, M.D., Professor, Pasteur Institute, Paris, France. Professor Montagnier began his career as a researcher at the Centre National de la Recherche Scientifique. In 1972, he joined the Pasteur Institute and formed the Division of Viral Oncology. In 1983, he discovered the HIV virus and showed its etiologic role in AIDS. In 1985, his research team isolated the second human AIDS virus (HIV-2) from West African patients. Among the numerous honors and prizes received by Professor Montagnier are the Rosen Price (1971), The Gallien Prize (1985), the Lasker Prize (1986), the Gairdner Price (1987), the Japan Prize (1988), and the Amsterdam Prize (1994). He is also a Comandeur de l'Ordre National merite and is a Director of the French National Center of Scientific Research.

  HOWARD B. URNOVITZ, PH.D. is the Company's Chief Science Officer and a Director. See Part III, "Executive Officers and Directors of the Registrant."

ITEM 2. PROPERTIES

  The Company leases approximately 20,000 square feet of office, research and manufacturing space in Berkeley, California. The existing lease expires in June 1998, with an option to renew the lease for one year. The Company also leases approximately 22,000 square feet of office and manufacturing space in Alameda, California. The existing lease expires in November 1998, with an option to renew the lease for two successive five-year periods. The Company believes that existing facilities are adequate to support the Company's activities for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock commenced trading on the NASDAQ SmallCap Market on July 26, 1996 under the symbol "CALY." High and low sales prices reported by NASDAQ during the periods indicated are shown below.

   FISCAL YEAR                                               QUARTER HIGH   LOW
   -----------                                               ------- ----- -----
   1996.....................................................   3rd    11     6
   1996.....................................................   4th   8 3/4 3 5/8

  On February 28, 1996, there were 314 holders of record of the Common Stock, and the closing price of the Common Stock was $8 1/4. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

  Possible Volatility of Stock Price. There can be no assurance than an active trading market will be maintained in the Company's Common Stock. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the U.S. and internationally, changes in stock market analysts' recommendations regarding the Company, other medical products companies or the medical product industry generally and general market conditions may have a significant effect on the market price of the Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  Presented below is the selected consolidated financial data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

                                                                     FEBRUARY 18,
                                                                         1988
                                                                     (INCEPTION)
                                 YEAR ENDED DECEMBER 31,               THROUGH
                           ----------------------------------------  DECEMBER 31,
                            1996     1995     1994    1993    1992       1996
                           -------  -------  ------  ------  ------  ------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Product sales...........  $   130  $   --   $  --   $  --   $  --     $   130
 Earned under research
  and development
  contracts,
  substantially from
  related parties........      --       --      --      --      --       2,390
                           -------  -------  ------  ------  ------    -------
 Total revenue...........      130      --      --      --      --       2,520
                           -------  -------  ------  ------  ------    -------
Operating expenses:
 Product costs...........    1,085      --      --      --      --       1,085
 Research and
  development............    5,751    5,018   3,644   4,519   2,604     26,098
 Purchased in-process
  research and
  development costs......      --     2,500     --      --      --       2,500
 Selling, general and
  administrative.........    3,333    2,862   1,818   1,784   1,280     14,260
                           -------  -------  ------  ------  ------    -------
 Total expenses..........   10,169   10,380   5,462   6,303   3,884     43,943
                           -------  -------  ------  ------  ------    -------
  Loss from operations...  (10,039) (10,380) (5,462) (6,303) (3,884)   (41,423)
Interest income
 (expense), net..........      (74)      78     (35)    108      45       (107)
Other income.............       15       12      31      15      38         86
                           -------  -------  ------  ------  ------    -------
  Loss before income
   taxes and
   extraordinary item....  (10,098) (10,290) (5,466) (6,180) (3,801)   (41,444)
Income taxes.............       (2)      (1)     (1)     (1)     (1)       (63)
                           -------  -------  ------  ------  ------    -------
  Loss before
   extraordinary item....  (10,100) (10,291) (5,467) (6,181) (3,802)   (41,507)
Extraordinary gain on
 debt extinguishment.....      --       --      --      --      --         485
                           -------  -------  ------  ------  ------    -------
  Net loss...............  (10,100) (10,291) (5,467) (6,181) (3,802)   (41,022)

                                                                        FEBRUARY 18,
                                                                            1988
                                                                        (INCEPTION)
                                  YEAR ENDED DECEMBER 31,                 THROUGH
                         ---------------------------------------------  DECEMBER 31,
                           1996      1995     1994     1993     1992        1996
                         --------  --------  -------  -------  -------  ------------
CONSOLIDATED STATEMENT
OF OPERATIONS DATA
(CONTINUED):                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Less dividend on
 mandatorily redeemable
 Series A preferred
 stock.................      (120)     (120)    (120)    (120)    (120)       (856)
                         --------  --------  -------  -------  -------    --------
  Net loss attributable
   to common
   stockholders........  $(10,220) $(10,411) $(5,587) $(6,301) $(3,922)   $(41,878)
                         ========  ========  =======  =======  =======    ========
  Net loss per share
   attributable to
   common
   stockholders........  $  (1.17) $  (1.50) $ (0.99) $ (1.35) $ (1.13)
                         ========  ========  =======  =======  =======
  Weighted average
   shares used to
   compute net loss per
   share attributable
   to common
   stockholders........     8,703     6,934    5,671    4,666    3,469
                         ========  ========  =======  =======  =======

                                              DECEMBER 31,
                               -----------------------------------------------
                                 1996      1995      1994      1993     1992
                               --------  --------  --------  --------  -------
                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET
 DATA:
Cash and cash equivalents....  $  7,924  $  2,559  $  4,478  $  1,492  $ 7,254
Working capital..............     6,067    (2,402)    3,117       867    6,042
Total assets.................    10,347     5,337     5,965     2,887    7,770
Long-term portion of capital
 lease obligations and notes
 payable.....................       764       543       196       462      310
Mandatorily redeemable Series
 A preferred stock...........     1,856     1,736     1,616     1,496    1,376
Deficit accumulated during
 development stage...........   (40,501)  (30,401)  (20,110)  (14,643)  (8,461)
Total stockholders' equity
 (deficit)...................     5,416    (2,746)    2,659       (26)   4,812

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Since commencement of operations in 1988, Calypte Biomedical Corporation has reported its results as a development stage company, engaged in research, development and commercialization of its products. The Company's efforts have been primarily focused on developing and obtaining approval for its urine-based diagnostic tests for sexually transmitted diseases. In August 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell in interstate and foreign commerce the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In October 1996, Calypte received notification that the FDA will require additional data before it will approve an amendment to Cambridge Biotech Corporation's product license application for its HIV-1 Western Blot kit to allow use of the Western Blot kit as a confirmatory test with Calypte's HIV-1 urine screening assay. There can be no assurance that Calypte will have significant revenues from sales of the HIV-1 urine screening assay or the confirmatory test, if approved.

  The Company has a limited history of operations, and since its inception in February 1988, the Company has experienced significant operating losses. As of December 31, 1996, the Company had an accumulated deficit of $40.5 million. The Company expects operating losses to continue as it initiates marketing and sales activities and expands research and development. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's urine-based HIV-1 test to 12 major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and all international markets will be penetrated utilizing diagnostic product distributors. The Company does not have experience in manufacturing, marketing or selling its products in commercial quantities. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995

  Product sales from Calypte's HIV-1 screening test totaled $130,000 in 1996. The HIV-1 screening test margin was negative during the year due to the overhead expense incurred in relation to the number of units produced.

  Research and development expense increased 15% to $5.8 million for the year ended December 31, 1996 from $5.0 million for the year ended December 31, 1995. The increase was principally due to additional personnel, facility and material costs required for increased research and product development activity partially offset by the recognition of certain product costs and inventory as separate financial statement items following FDA approval of the Company's HIV-1 screening test.

  Purchased in-process research and development costs of $2.5 million were incurred in 1995; no such costs were incurred in 1996. The 1995 costs were attributable solely to the Company's investment in Pepgen Corporation and the resulting write-off of research and development in process acquired. Pepgen Corporation is a research and development company engaged primarily in the development of therapeutic compounds.

  Selling, general and administrative expenses increased 16% to $3.3 million for the year ended December 31, 1996 from $2.9 million for the year ended December 31, 1995. The increase was primarily due to personnel additions prior to the October 1996 reduction in workforce, relocation costs and other related expenses.

  Interest income (expense) and other income decreased $149,000 to ($59,000) for 1996 from $90,000 in 1995. This decrease was primarily due to interest on notes payable outstanding during 1996 partially offset by interest income earned from Initial Public Offering (IPO) proceeds.

Years Ended December 31, 1995 and 1994

  Research and development expenses increased 38% to $5.0 million in 1995 from $3.6 million for 1994. This increase was principally due to additional personnel and material costs required for increased activities.

  Purchased in-process research and development costs of $2.5 million were incurred in 1995; no such costs were incurred in 1994. The 1995 costs were attributable solely to the Company's investment in Pepgen Corporation and the resulting write-off of research and development in process acquired.

  Selling, general and administrative expenses, increased 57% to $2.9 million in 1995 from $1.8 million in 1994. This increase was primarily due to additional legal and consulting fees relating to general corporate matters and an increase in marketing personnel in anticipation of product launch.

  Interest income (expense) and other income, increased $94,000 to $90,000 in 1995 from ($4,000) in 1994. This increase was primarily due to interest earned on proceeds from preferred stock offerings.

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

  The Company has financed operations from inception primarily through the private placement of preferred stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. Since inception through December 31, 1996, the Company has received approximately $33.9 million in net proceeds from private placements of the Company's equity securities and $13.2 million in net proceeds in its Initial Public Offering
(IPO). In addition, approximately $1.7 million was borrowed by the Company through equipment lease financings, of which approximately $1.2 million was outstanding as of December 31, 1996, and $2.4 million was received from research and development agreements.

  In December 1995, the Company executed a $2.0 million line of credit with a bank which was due in March 1996. In March 1996, the Company extended the due date of the line of credit such that the line of credit was due July 5, 1996. In connection with the extension, the Company made a $500,000 principal payment in April 1996 and the available line of credit was reduced to $1.5 million. In July 1996, the Company extended the due date of the line of credit from July 5, 1996 to August 5, 1996. In connection with the extension, the Company made a $250,000 principal payment in July 1996 and the available line of credit was reduced to $1.25 million. In August 1996, the Company paid the remaining balance of $1.25 million from the proceeds from the Initial Public Offering. In addition, in August 1996, the Company paid a note payable to a former related party for $248,000.

  During 1996, the Company completed its IPO of 2,536,259 shares of its Common Stock at $6.00 per share. After deducting underwriters' discounts and commissions and additional expenses associated with the IPO, the Company received net proceeds of $13.2 million. Part of the proceeds was used to pay the bank line of credit, the note payable to a former related party discussed above and the Pepgen note payable of $1 million. The Pepgen note payable was paid in October 1996.

  In October 1996, the Company entered into an equipment lease line of credit for $1.0 million expiring on December 31, 1996. Lease payments under the line of credit are based on the total delivered equipment cost multiplied by a monthly note factor of approximately 3.3% (approximate effective interest rate of 18%). In December 1996, there was a drawdown of $362,000 on this equipment lease line of credit.

  Although the Company believes current cash will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, and intellectual property protection. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

Operating Activities

  For the years ended December 31, 1996 and 1995, the Company's cash used in operations was $9.2 million and $6.6 million, respectively. The cash used in operations was primarily to fund research and development expenses related to the urine-based HIV-1 test along with selling, general and administrative expenses of the Company.

  In October 1996, the Company implemented an expense reduction program, including a significant reduction in its workforce. Employee termination costs associated with the expense reduction program were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this Item is (i) set forth below and (ii) contained in the Company's Consolidated Financial Statements included on pages F-1 through F-23 of this Annual Report on Form 10-K.

  The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 1996 and 1995. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-23 of this Annual Report on Form 10-K.

  The Company expects that its revenues and results of operations may fluctuate significantly from quarter to quarter and will depend on a number of factors, many of which are outside the Company's control. These factors include actions relating to regulatory matters, the extent to which the Company's products gain market acceptance, the timing and size of distributor purchases, introduction of alternative means for testing for HIV, competition, the timing and cost of new product introductions, and general economic conditions.

             HISTORICAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FIRST   SECOND    THIRD   FOURTH
YEAR ENDED DECEMBER 31, 1996               QUARTER  QUARTER  QUARTER  QUARTER
----------------------------               -------  -------  -------  -------
Product sales............................. $   --   $   --   $   129  $     1
Operating expenses........................   2,724    2,563    2,737    2,145
Interest income (expense) and other
 income...................................     (92)     (63)      32       64
Income taxes..............................     --        (2)     --       --
Dividend on mandatorily redeemable Series
 A preferred stock........................     (30)     (30)     (30)     (30)
                                           -------  -------  -------  -------
Net loss attributable to common
 stockholders.............................  (2,846)  (2,658)  (2,606)  (2,110)
                                           -------  -------  -------  -------
Net loss per share attributable to common
 stockholders.............................   (0.41)   (0.35)   (0.27)   (0.20)
                                           -------  -------  -------  -------
                                            FIRST   SECOND    THIRD   FOURTH
YEAR ENDED DECEMBER 31, 1995               QUARTER  QUARTER  QUARTER  QUARTER
----------------------------               -------  -------  -------  -------
Product sales............................. $   --   $   --   $   --   $   --
Operating expenses........................   1,447    1,796    4,793    2,344
Interest income (expense) and other
 income...................................      49       34       30      (23)
Income taxes..............................     --        (1)     --       --
Dividend on mandatorily redeemable Series
 A preferred stock........................     (30)     (30)     (30)     (30)
                                           -------  -------  -------  -------
Net loss attributable to common
 stockholders.............................  (1,428)  (1,793)  (4,793)  (2,397)
                                           -------  -------  -------  -------
Net loss per share attributable to common
 stockholders.............................   (0.21)   (0.26)   (0.69)   (0.35)
                                           -------  -------  -------  -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and directors of the Company as of February 28, 1997:

NAME                           AGE POSITION
----                           --- --------
William A. Boeger(1) (2)...    47  Chairman of the Board of Directors
John P. Davis..............    55  President, Chief Executive Officer and Member of the Board of
                                   Directors
Howard B. Urnovitz, Ph.D...    43  Chief Science Officer and Member of the Board of Directors
John J. DiPietro...........    38  Chief Financial Officer, Vice President of Finance and Secretary
Toby Gottfried, Ph.D.......    59  Director of Research and Development
Richard Van Maanen.........    38  Director of Marketing, Sales and Business Development
Jeffrey Lang...............    47  Director of Operations
Cynthia Green..............    50  Director of Regulatory Affairs and Quality Assurance and Quality
                                   Control
Kuo-Yu (Frank) Chiang......    45  Member of the Board of Directors
David Collins (1)..........    62  Member of the Board of Directors
Julius R. Krevans, M.D. (2)..  72  Member of the Board of Directors
Mark Novitch, M.D. (1).....    64  Member of the Board of Directors
Roger Quy, Ph.D. (2).......    46  Member of the Board of Directors
Zafar Randawa, Ph.D........    49  Member of the Board of Directors

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

  WILLIAM A. BOEGER has served as the Company's Chairman of the Board since January 1994. From January 1994 until September 1995, Mr. Boeger served as the Company's Chairman, President and Chief Executive Officer. Mr. Boeger has been a director of the Company since 1991. He is a founder and Managing General Partner of Quest Ventures, a venture capital partnership founded in August 1985. Prior to that he was a General Partner of Continental Capital Ventures, a venture capital partnership. Before entering the venture capital field, he worked at Harvard Medical School and Peter Bent Brigham Hospital and served on the faculty of the Amos Tuck Business School at Dartmouth College. Mr. Boeger also serves as Chief Executive Officer, Chief Financial Officer and board member of Pepgen Corporation, the 49% owned therapeutic subsidiary of Calypte. He also serves on the Board of Directors of IRIDEX Corporation and several private life sciences companies and non-profit corporations. Mr. Boeger received his M.B.A. from Harvard Business School and his B.S. from Williams College.

  JOHN P. DAVIS has served as the Company's President and Chief Executive Officer since September 1995. He joined the Company in May 1995 as President and Chief Operating Officer. Prior to joining the Company, from 1984 until 1995, Mr. Davis was co-founder, President and, later, Chief Executive Officer of Dianon Systems, Inc., a medical laboratory company specializing in oncology, urology, and anatomic pathology testing services and information systems. From 1981 until 1984, Mr. Davis was Division President of API, a diagnostic products division of American Home Products Corporation. Mr. Davis was employed from 1966 until 1981 by Abbott Laboratories, a multinational health care corporation, where he held senior management positions in both the Ross Laboratories and the Diagnostics Products Divisions, most recently as Division Vice President and General Manager of the Diagnostic Products Business Unit. Mr. Davis also serves as a director of Pepgen and is a member of the Board of Directors of CytoLogics, Inc., a private biotechnology company. He is a board member and Chairman of the Board of Directors of Dianon Systems Inc. Mr. Davis received a B.S. from Ohio State University.

  HOWARD B. URNOVITZ, PH.D. is the founder of the Company and serves as Chief Science Officer. Prior to founding the Company in 1988, Dr. Urnovitz was a Senior Scientist at the Institute of Cancer Research in San Francisco from 1985 to 1987. He was Director of Molecular and Cellular Engineering at Xoma Corporation, a biotechnology corporation, from 1983 to 1985. Prior to this, he was Director of the Hybridoma Laboratory at the University of Iowa. Dr. Urnovitz also serves as President and Chief Science Officer of Pepgen Corporation, the 49% owned therapeutic subsidiary of Calypte. Dr. Urnovitz received a B.S. in Microbiology and a Ph.D. in Microbiology from the University of Michigan, and completed a post-doctoral study at Washington University.

  JOHN J. DIPIETRO has served as the Company's Vice President of Finance, Chief Financial Officer and Secretary since October 1995. Prior to joining the Company, he was Vice President of Finance, Chief Financial Officer and Secretary of Meris Laboratories, Inc., a full service clinical laboratory, from 1991 until 1995. While at Meris Laboratories, Mr. DiPietro, inter alia, was a respondent in an SEC administrative proceeding (No. 3-8484), dated September 26, 1994 in which, without admitting or denying the SEC's finding, Mr. DiPietro consented to the entry of an order that Mr. DiPietro cease and desist from committing or causing any violation, and any future violations of Sections 17(a)(2) and (3) of the Securities Act, Section 13(a) of the Exchange Act and Rules 126-20, 13a-1, and 13a-13 thereunder. From 1980 until 1983 and from 1986 until 1991, Mr. DiPietro was a Senior Manager at Price Waterhouse. Mr. DiPietro served as Credit Manager for Motorola, Inc. an electronics company, from 1983 until 1986. Mr. DiPietro also consults with various private companies. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

  TOBY GOTTFRIED, PH.D. has served as Director of Research and Development since joining the Company in 1988. From 1983 until 1988 she was a founding Senior Scientist of Carcinex Corporation, a cancer therapeutic company. From 1978 until 1980, Dr. Gottfried was a scientist at the Hepatitis Research Laboratory of the University of California, San Francisco Medical Center. Dr. Gottfried received her Ph.D. in Biochemistry from the University of Pennsylvania and her B.S. from Cornell University.

  RICHARD VAN MAANEN has served as Director of Marketing, Sales and Business Development since March 1993. Prior to joining Calypte, Mr. Van Maanen held several positions from 1987 until 1993 at ADI Diagnostics, Inc., a medical manufacturing company, including Director of Sales and Marketing, Marketing Manager, and Canadian Business Manager. From 1983 until 1987 he held sales and marketing positions with the Diagnostics Division of Abbott Laboratories and from 1981 until 1983 he was with Millipore Corporation, a filtration products company. Mr. Van Maanen received a B.S. in Biology from the University of Guelph, Ontario.

  JEFFREY LANG has served as Director of Operations since June 1993. From January 1992 until May 1993 he was Director of Operations at Varian Associates, a medical products company, supporting medical device operations. Prior to that, from October 1983 until December 1991, Mr. Lang held several positions with Airco Coating Technology, an engineering and glass coating company, including Vice President of Manufacturing and Engineering, Director of Manufacturing and Engineering, and Operations Manager. From February 1973 until October 1983, he held several positions with Miles Laboratories, a pharmaceutical company, including Production Manager, Senior Manufacturing Engineer, and Production Supervisor. Mr. Lang received his B.S. in Physics from California State University, Hayward.

  CYNTHIA GREEN has served as Director of Regulatory Affairs, Quality Assurance and Quality Control since June 1992. From July 1990 until May 1992, she worked at CellPro Inc., a biotechnology company and held the position of Manager of Regulatory and Quality Assurance. Prior to that, from March 1983 until July 1990, Ms. Green held several positions at Genetic Systems, a manufacturer of HIV and hepatitis diagnostic products, including Quality Assurance and Quality Control Manager. Ms. Green received a B.S. in Bacteriology and Public Health from Washington State University.

  FRANK CHIANG has served on the Company's Board of Directors since March 1992. From 1972 to the present he has been employed by the Ta Chiang Corporation, Ltd., a Taiwanese holding corporation, where he has served in a number of executive capacities including his most recent position as President. Mr. Chiang also serves on the Board of Directors of the G.C.H. Company, the Ta Security Limited Company, and the Fidelity Venture Capital Corporation.

  DAVID COLLINS has served on the Company's Board of Directors since December 1995. From October 1994 to the present, Mr. Collins has served as a consultant in the health care industry. From September 1989 until September 1994 he served as Executive Vice President with Schering-Plough Corporation, a medical products company, and President of the HealthCare Products division, responsible for all OTC and consumer health care products. From February 1988 to August 1989, he was a founding partner of Galen Partners, a venture capital firm. From July 1962 to February 1988, he held several positions at Johnson & Johnson, including Vice Chairman of the Board of Directors for Public Affairs & Planning and Vice Chairman for the Executive Committee & Chairman of the Consumer Sector. He is also a member and Chairman of the Board of Directors of Penederm, Inc., and a member of the Board of Directors of Lander, Inc., and Claneil Enterprises, Inc., a private company. Mr. Collins received his L.L.B. at Harvard Law School and his B.A. at the University of Notre Dame.

  JULIUS R. KREVANS, M.D. has served on the Company's Board of Directors since March 1995. Dr. Krevans has been Chancellor Emeritus and Director of International Medical Care at University of California at San Francisco since 1993. From 1982 until 1993, Dr. Krevans served as Chancellor at UCSF, and was Dean of the School of Medicine at UCSF from 1971 until 1982. Prior to this, Dr. Krevans served as Dean for Academic Affairs at John Hopkins University School of Medicine where he also served on the faculty for 18 years and was Professor of Medicine from 1968 until 1971. He is also a director of Neoprobe. Dr. Krevans served as a director of Parnassus Pharmaceuticals Incorporated, which was liquidated under Chapter 7 of the Federal Bankruptcy Code in 1995. Dr. Krevans received his M.D. from New York University, College of Medicine and completed a residency in Medicine at John Hopkins University School of Medicine.

  MARK NOVITCH, M.D. has served on the Company's Board of Directors since September 1995. Dr. Novitch has been a Professor of Health Care Sciences at George Washington University since October 1994. From 1993 until October 1994, Dr. Novitch was a private consultant in the pharmaceutical industry. From 1985 until 1993, Dr. Novitch served in senior executive positions with the Upjohn Company, a medical products company, including Vice Chairman of the Board of Directors, Corporate Executive Vice President, Corporate Senior Vice President for Scientific Administration and Corporate Vice President. Prior to this, for 14 years, Dr. Novitch served with the FDA where from 1983 until 1984 he was Acting Commissioner. For seven years, Dr. Novitch was on the faculty at Harvard Medical School. He is also a member of the Board of Directors of Osiris Therapeutics, Inc., Neurogen Corporation, Guidant Corporation, Kos Pharmaceutical, and Alteon, Inc. Dr. Novitch received his A.B. from Yale University, and his M.D. from the New York Medical College.

  ROGER QUY, PH.D. has served on the Company's Board of Directors since November 1991. Dr. Quy has been general partner of Technology Partners, a venture capital firm focused on early stage companies since 1989. From 1982 to 1989, Dr. Quy held several management positions with Hewlett-Packard Corporation including member of Directors Staff for Hewlett-Packard Labs and Research and Development for HP Labs Europe. He serves as a Chairman or director of several early stage medical companies. Dr. Quy received an M.B.A. in Finance from the Haas School of Business, University of California at Berkeley, a Ph.D. in Neuroscience and a B.A. from the University of Keele, England.

  ZAFAR RANDAWA, PH.D. has served on the Company's Board of Directors since December 1996. Dr. Randawa is currently the Director of the New Technology Acquisition Division of Otsuka America Pharmaceutical, Inc. and has served in this capacity since September 1995. From 1989 until September 1995, Dr. Randawa served as a Chief Scientist at Otsuka America Pharmaceutical, Inc. Dr. Randawa received his Ph.D. in Biochemistry at Oregon Health Sciences University, his Master of Science degree in Biochemistry at Karachi University in Karachi, Pakistan, his B.S. in Biochemistry from Karachi University and his B.S. in Chemistry from Panjab University in Lahore, Pakistan.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

  The Company's directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board meetings. Under the Company's 1995 Director Option Plan, non-employee directors of the Company receive automatic grants of stock options to purchase shares of Common Stock. In addition, all outside directors receive $5,000 per year in consideration of their attendance on the Board of Directors.

DIRECTOR OPTION PLAN

  The Company's Director Option Plan was adopted by the Company's Board of Directors in December 1995 and stockholders in 1996. Under the Director Option Plan, the Company has reserved 200,000 shares of Common Stock for issuance to the directors of the Company pursuant to nonstatutory stock options. Under the Director Option Plan, directors who are also not employees or consultants of the Company automatically receive an option to purchase 12,000 shares of Common Stock (the "First Option") on the date on which such person first becomes a director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy. Thereafter, each such person shall receive an option to acquire 3,000 shares of the Company's Common Stock (the "Subsequent Option") on each date of the Company's Annual Meeting of Stockholders where such outside director is reelected. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company's Common Stock on the date such option was granted. Twenty-five percent of the First Option shall vest one year after the date of grant, with 25% vesting each anniversary thereafter. Twelve and one-half percent of the shares subject to the Subsequent Option shall be exercisable on the first day of each month following the date of grant. The Plan shall be in effect for a term of ten years unless sooner terminated under the Director Option Plan.

  There were 40,000 Common Stock options granted in 1996 under the Director Option Plan.

  The following table sets forth certain compensation awarded or paid by the Company during the years ended December 31, 1996 and 1995 to its Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                        LONG-TERM
                                                       COMPENSATION
                                                        SECURITIES
                                                        UNDERLYING
                                                         OPTIONS       ALL OTHER
NAME AND PRINCIPAL       YEAR SALARY ($)   BONUS ($)    GRANTED (#) COMPENSATION ($)
POSITION                 ---- ----------   ---------   ------------ ----------------
John P. Davis (1)....... 1996  195,000           0             0        322,810(2)
 President and Chief
  Executive Officer      1995  126,602           0       320,000         15,819(3)


William A. Boeger (4)... 1996   83,334(5)        0             0         11,560(3)
 Chairman of the Board   1995  272,500(6)        0       220,000          7,210(3)
 of Directors
 Chief Executive Officer
 and Chairman of the
 Board of Directors


Howard B. Urnovitz...... 1996  132,231      61,552(7)          0         85,000(8)
 Chief Science Officer   1995  139,961      16,816       180,000              0


John J. DiPietro (9).... 1996  126,346           0        10,000         32,201(3)
 Chief Financial         1995   27,885           0        35,000          5,541(3)
  Officer, Vice
  President of Finance
  and Secretary


Cynthia Green (10)...... 1996  176,000           0             0          9,895(3)
 Director of Regulatory
  Affairs and QA/QC      1995  192,000           0             0          9,961(3)

--------
(1) Mr. Davis joined the Company in May 1995 as its President and Chief Operating Officer. In September 1995, Mr. Davis was named President and Chief Executive Officer.

 (2) Represents $5,469 for reimbursement of living expenses and $317,341 for reimbursement of relocation expenses (which includes the reimbursement for taxes owed on such expenses).
 (3) Represents reimbursement of living expenses.
 (4) Mr. Boeger served as the Company's Chairman of the Board of Directors, Chief Executive Officer, and President from January 1994 until May 1995. From May 1995 to September 1995, he served as Chairman of the Board of Directors and Chief Executive Officer. Since September 1995, he has served as Chairman of the Board of Directors.
 (5) $12,500 was paid in 1996 to an affiliate of Quest Ventures, a venture capital partnership of which Mr. Boeger is Managing General Partner, for services rendered by Mr. Boeger in 1995. $70,834 was paid to an affiliate of Quest Ventures in 1996 for services rendered by Mr. Boeger in 1996.
 (6) $135,000 was paid to an affiliate of Quest Ventures, a venture capital partnership of which Mr. Boeger is Managing General Partner, in 1995 for services rendered by Mr. Boeger in 1994. $118,750 was paid to an affiliate of Quest Ventures in 1995 for services rendered by Mr. Boeger in 1995. $18,750 was paid to Pepgen Corporation, a subsidiary of the Company of which Mr. Boeger is President and Chief Financial Officer, in 1995 for services rendered by Mr. Boeger in 1995.
 (7) Represents a one-time bonus to defray the tax liability on the deemed income from the forgiveness of the note receivable from Dr. Urnovitz.
 (8) Represents forgiveness of an $85,000 note receivable from Dr. Urnovitz.
 (9) Mr. DiPietro joined the Company in October 1995 as Chief Financial Officer and Vice President of Finance.
(10) Ms. Green is retained by the Company as a consultant.

The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1996:

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                         POTENTIAL REALIZABLE
                                      PERCENT OF                           VALUE AT ASSUMED
                         NUMBER OF   TOTAL OPTIONS                       ANNUAL RATES OF STOCK
                         SECURITIES   GRANTED TO                          PRICE APPRECIATION
                         UNDERLYING  EMPLOYEES IN   EXERCISE              FOR OPTION TERM (3)
                          OPTIONS     FISCAL YEAR    PRICE    EXPIRATION ---------------------
NAME                      GRANTED         (1)      ($/SH) (2)    DATE    0%($)  5%($)  10%($)
----                     ----------  ------------- ---------- ---------- -----  ------ -------
John P. Davis...........       --          --           --           --      --     --      --
William A. Boeger.......       --          --           --           --      --     --      --
Howard B. Urnovitz......       --          --           --           --      --     --      --
John J. DiPietro........   10,000(4)     9.03%       $5.95     12/19/06  10,500 54,523 122,062
Cynthia Green...........       --          --           --           --      --     --      --

(1) Based on aggregate of 110,700 options granted under the Company's Incentive Stock Plan to employees and directors of, and consultants to, the Company during the year ended December 31, 1996, including the Named Executive Officers.
(2) The exercise price was based on the closing price of the stock on the date of grant on the NASDAQ Smallcap Market
(3) The assumed 5% and 10% compound rates of annual stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices. Assuming a ten-year option term, annual compounding results in total appreciation of 62.9% (at 5% per year) and 159.4% (at 10% per year).
(4) Options granted to Mr. DiPietro become exercisable at the rate of 20% of the shares subject to the option at December 19, 1997 and at the rate of 1.67% per month thereafter for the next four years. The options expire ten years from the date of grant, or earlier upon termination of employment. The options were granted at an exercise price of $5.95, which is based on the closing price of the stock of $7.00 on the date of grant.

  The following table sets forth information concerning option exercises for the year ended December 31, 1996, with respect to each of the Named Executive Officers.

                      AGGREGATED OPTION EXERCISES IN 1996
                      AND DECEMBER 31, 1996 OPTION VALUES

                                                 NUMBER OF SECURITIES
                       SHARES                  UNDERLYING UNEXERCISABLE    VALUE OF UNEXERCISED IN-THE-
                     ACQUIRED ON                  OPTIONS AT FISCAL          MONEY OPTIONS AT FISCAL
                      EXERCISE      VALUE            YEAR END (#)                  YEAR END ($)
NAME                     (#)     REALIZED ($) (EXERCISABLE/UNEXERCISABLE) (EXERCISABLE/UNEXERCISABLE)(1)
----                 ----------- ------------ --------------------------  ------------------------------
John P. Davis......       --          --         101,331  /  218,669           785,315  /  1,694,685
William A. Boeger..       --          --         220,000  /       --         1,705,000  /         --
Howard B.
 Urnovitz..........       --          --         191,249  /   93,751         1,511,580  /    726,570
John J. DiPietro...       --          --           8,750  /   36,250            63,438  /    213,312
Cynthia Green......       --          --          37,041  /    1,209           287,268  /      9,420

(1) Value realized and value of unexercised in-the-money options is based on a value of $8.25 per share of the Company's Common Stock, the closing price on December 31, 1996 as quoted on the NASDAQ Smallcap Market. Amounts reflect such fair market value minus the exercise price multiplied by the number of shares to be acquired on exercise and do not indicate that the optionee actually sold such stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees of the Company and administers various incentive compensation and benefit plans. The Compensation Committee consists of Dr. Krevans, Dr. Quy and Mr. Boeger, who is a non-voting member and a current executive officer of the Company.

INCENTIVE STOCK PLAN

  A total of 2,740,992 shares of Common Stock have been reserved for issuance under the Company's Incentive Stock Plan (the "Stock Plan"). As of December 31, 1996, 139,981 shares had been issued upon the exercise of stock options granted under the Stock Plan. 1,375,465 shares were subject to outstanding options and 1,225,546 remained available for future grant. The Stock Plan is administered by the compensation committee of the Board of Directors. Under the Stock Plan, options may be granted to employees, including directors who are employees, and consultants. Only employees may receive "incentive stock options," which are intended to qualify for certain tax treatment. In the event of a change in control of the Company, including a merger or sale of substantially all of the Company's assets, outstanding options may be assumed by any successor corporation or may become exercisable. The exercise price of incentive stock options under the Stock Plan must at least equal the fair market value of the Common Stock on the date of grant, while the exercise price of nonstatutory options must at least equal 85% of such market value. Options granted under the Stock Plan generally vest on a cumulative monthly basis over four or five years, and in the case of stock options, must be exercised within six or ten years. The Board may amend or modify the Stock Plan at any time. The Stock Plan will terminate in 2001, unless sooner terminated by the Board.

1995 EMPLOYEE STOCK PURCHASE PLAN

  The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in December 1995 and stockholders in 1996. The Purchase Plan is intended to qualify under Section 423 of the Code. The Company has reserved 300,000 shares of Common Stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company's Common Stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the Common Stock on the last day of each six month purchase period during the offering period. Except for the first offering period, each offering period will last for twenty-four months;

stock purchases take place every six months (April 30 and October 31 of each year). The first period commenced on the first day of trading, July 26, 1996. Any employee who is customarily employed for at least 20 hours per week and more than five months per calendar year, who has been employed for at least three consecutive months on or before the commencement date of an offering period is eligible to participate in the Purchase Plan.

  As of December 31, 1996, 3,643 shares had been purchased under the Purchase Plan.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

  The Company was reincorporated in Delaware during 1996, in part to take advantage of certain provisions in Delaware's corporate law relating to limitations on liability of corporate officers and directors. The Company believes that the reincorporation into Delaware, the provision of the Certificate of Incorporation and Bylaws and the separate indemnification agreements outlined below are necessary to attract and retain qualified persons as directors and officers.

  The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides the directors of a company will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability (i) for any breach of their duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments or dividends or unlawful stock repurchases or redemptions as provided in Section 174 of Delaware General Corporation Law or (iv) for transactions from which the director derived an improper personal benefit.

  The Company's Bylaws provide the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent provided by Delaware law, including those circumstances where indemnification would otherwise be discretionary under Delaware law. The Company believes that indemnification under its Bylaws covers at least negligence on the part of indemnified parties. The Bylaws authorize the use of indemnification agreements and the Company has entered into such agreements with each of its directors and executive officers.

  The Company has obtained officer and director liability insurance with respect to liabilities arising out of certain matters, including matters arising under the Securities Act.

  At present, there is no pending litigation or proceeding involving any director or officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

  Certain provisions of Calypte's Certificate of Incorporation and Bylaws could discourage potential acquisition proposals and could delay or prevent a change in control of Calypte. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit increases in the market price of the Common Stock that could result from takeover attempts. In addition, the Board of Directors of Calypte, without further stockholder approval, may issue Preferred Stock with such terms as the Board of Directors may determine, that could have the effect of delaying or preventing a change in control of Calypte. The issuance of Preferred Stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

EMPLOYMENT ARRANGEMENTS

  For a description of executive employment arrangements, see "Employment Arrangements" under Item 13 included herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of February 28, 1997 for
(i) all persons is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

                                                              SHARES
                                                           BENEFICIALLY % OF
5% STOCKHOLDERS, DIRECTORS AND OFFICERS (1)                   OWNED     TOTAL
-------------------------------------------                ------------ -----
Otsuka Pharmaceutical Co., Ltd. (2)
 463-10 Kagsuno
 Kawauchi-cho
 Tokoshima Japan .........................................  1,493,147   14.00%
Zafar Randawa, Ph.D. (2)..................................  1,493,147   14.00%
Entities Affiliated with Quest Ventures (3)
 126 South Park
 San Francisco, CA 94107..................................    723,322    6.67%
William A. Boeger (3).....................................    723,322    6.67%
Technology Partners (4)
 1550 Tiburon Boulevard, Suite A
 Belvedere, CA 94920......................................    630,270    6.02%
Roger Quy, Ph.D. (4)......................................    630,270    6.02%
Kuo-Yu (Frank) Chiang.....................................    561,744    5.37%
Suez Technology Fund (5)
 3000 Sand Hill Road
 Bldg. 2, Suite 160
 Menlo Park, CA 94028.....................................    557,453    5.31%
Howard B. Urnovitz, Ph.D. (6).............................    345,249    3.24%
John P. Davis (7).........................................    124,664    1.18%
Cynthia Green (8).........................................     43,322       *
Richard Van Maanen (9)....................................     32,792       *
Toby Gottfried, Ph.D. (10)................................     22,241       *
Mark Novitch, M.D. (11)...................................     21,500       *
John J. DiPietro (12).....................................     14,288       *
David Collins (13)........................................     11,250       *
Julius Krevans, M.D. (14).................................      9,000       *
Jeffrey Lang (15).........................................      6,500       *
All directors and executive officers as a group (14
 persons) ................................................  4,039,289   35.16%

--------
*  Represents beneficial ownership of less than 1%.
(1) To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, 1440 Fourth Street, Berkeley, California 94710.
(2) Includes 200,000 shares subject to warrants exercisable within 60 days. Dr. Randawa is a director of the Company and an affiliate of Otsuka Pharmaceutical Co., Ltd.
(3) Includes 154,276 shares subject to options exercisable within 60 days owned by entities affiliated with Quest Ventures. Also includes 220,000 shares subject to options exercisable within 60 days owned by Mr. Boeger. Mr. Boeger is a partner of Quest Ventures.
(4) Includes 620,270 shares owned by Technology Partners and 10,000 shares owned by Dr. Quy. Dr. Quy is a director of the Company and an affiliate of Technology Partners.
(5) Includes 26,500 shares subject to warrants exercisable within 60 days.

 (6) Includes 206,249 shares subject to options exercisable within 60 days.
 (7) Includes 122,664 shares subject to options exercisable within 60 days.
 (8) Includes 37,374 shares subject to options exercisable within 60 days.
 (9) Includes 31,506 shares subject to options exercisable within 60 days.
(10) Includes 9,753 shares subject to options exercisable within 60 days.
(11) Includes 17,500 shares subject to options exercisable within 60 days.
(12) Includes 11,083 shares subject to options exercisable within 60 days.
(13) Includes 1,250 shares subject to options exercisable within 60 days.
(14) Includes 5,000 shares subject to options exercisable within 60 days.
(15) Includes 6,500 shares subject to options exercisable within 60 days.

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITIES

  The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 35.16% of the Company's outstanding Common Stock. Accordingly, these stockholders, individually and as a group, would be able to effectively control the Company on substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT ARRANGEMENTS

  On April 10, 1995, the Company entered into an employment agreement with John P. Davis as the Company's President and Chief Executive Officer which was originally effective from May 1, 1995 through December 31, 1996. Under the agreement, Mr. Davis is receiving a salary of $195,000 per year and is eligible for a bonus under the Company's bonus plan. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year. This agreement has been renewed for the 1997 calendar year. Mr. Davis shall receive a $375 car allowance and reimbursement for all operating expenses, maintenance, license fees, and insurance. Mr. Davis shall also be entitled to vacation and other benefits provided to the Company's employees generally. In the event Mr. Davis' employment with the Company is terminated by the Company other than for cause, the officer is entitled to receive his base salary for up to nine months. In addition, the Company agreed to pay Mr. Davis' relocation expenses in connection with his move to California including reimbursement for taxes owed on such expenses.

  On January 25, 1995, the Company entered into an employment agreement with Howard B. Urnovitz, as the Founder, Director and Chief Science Officer of the Company for the year ended December 31, 1995. The agreement provides for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year. This agreement has been renewed for the 1997 calendar year. Dr. Urnovitz will also be entitled to vacation and other benefits available to the Company's employees generally. If the Company terminates Dr. Urnovitz's employment other than for cause, Dr. Urnovitz would be entitled to six months of base salary.

  In October 1995, the Company entered into an employment agreement with John
J. DiPietro as the Company's Vice President, Finance and Chief Financial Officer, for a term from October 1995 through December 1996. This agreement provides an annual salary of initially $125,000, reimbursement for the cost of a corporate apartment, which expenses shall be increased sufficiently to reimburse for taxes owed on such expenses, and certain change in control provisions. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year. This agreement has been renewed for the 1997 calendar year. Mr. DiPietro is also eligible for a bonus under the Company's bonus plan and shall be entitled to vacation and other benefits provided to the Company's employees generally. In the event Mr. DiPietro's employment is terminated by the Company other than for cause, he will receive his base salary for six months.

  In May 1993, the Company entered into a Business Consultant Agreement with Cynthia L. Green, the Company's Director of Regulatory Affairs and Quality Assurance and Quality Control. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year. Ms. Green's fee for acting as Director of Regulatory Affairs and Quality Assurance and Quality Control for the Company was set at $16,000 per month. On October 1, 1996, the fee was reduced to $12,800 per month.

  During 1996, the Company paid $72,000 to Pepgen Corporation for an exclusive license to all technology that relates to urine-based diagnostics developed by Pepgen. The Company expects to renew this license in 1997 under similar terms. William A. Boeger is the Chief Executive Officer, Chief Financial Officer and board member of Pepgen, a 49% owned therapeutic subsidiary of the Company. Dr. Howard B. Urnovitz is President and Chief Science Officer of Pepgen, and John
P. Davis serves as a director of Pepgen.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Certain Documents Filed as Part of the Form 10-K

   1.  Financial Statements
   2.  Financial Statement Schedules

   SCHEDULE II. VALUATION ACCOUNTS

                             BALANCE AT PROVISION              BALANCE AT
                             BEGINNING  CHARGED TO  ACCOUNTS      END
                              OF YEAR   OPERATIONS WRITTEN OFF  OF YEAR
                             ---------- ---------- ----------- ----------
    Inventory Reserves:
    Year ended December 31,
     1996...................   $ --        $956       $(197)      $759

     There were no inventory reserves at December 31, 1994 and 1995.

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  3. Exhibits

  3.1*   Restated Articles of Incorporation Calypte Biomedical Corporation, a
          California corporation, as currently in effect.
  3.4    Restated Certificate of Incorporation of Calypte Biomedical
          Corporation, a Delaware corporation, filed July 31, 1996.
  3.3*   Bylaws of the Registrant, as currently in effect.
 10.1*   Form of Indemnification Agreement between the Company and each of its directors and officers.
 10.2*   Incentive Stock Plan.
 10.3*   1995 Director Option Plan.
 10.4*   1995 Employee Stock Purchase Plan.
 10.5*   Lease Agreement between the Registrant and Charles A. Grant and Mark
          Greenberg, dated as of November 30, 1990.
 10.6*   Second Lease Extension Agreement between Registrant and Charles A.
          Grant and Mark Greenberg, dated as of May 14, 1991.
 10.7*   Lease Extension Agreement between Registrant and Charles A. Grant and
          Mark Greenberg, dated as of February 5, 1992.
 10.8*   Lease Extension Agreement between Registrant and Charles A. Grant and
          Mark Greenberg, dated as of April 15, 1993.
 10.9*   Standard Form Lease 1255-1275 Harbor Bay Parkway Harbor Bay Business
          Park between Commercial Center Bank and the Registrant, dated as of
          August 22, 1992.
 10.10*  Employment Agreement between the Registrant and John P. Davis, dated as of April 10, 1995 as amended.
 10.11*  Amendment No. 1 to Employment Agreement between the Registrant and
          John P. Davis, dated as of April 22, 1996.
 10.12*  Employment Agreement between the Registrant and Howard B. Urnovitz, dated as of January 25, 1995.
 10.14*  Business Consultant Agreement between the Registrant and Cynthia
          Green, dated as of May 1, 1993.
 10.15+* License Agreement between the Registrant and New York University, dated as of August 13, 1993.
 10.16*  First Amendment to License Agreement between the Registrant and New
          York University, dated as of January 11, 1995.
 10.17*  Second Amendment to License Agreement between the Registrant and New
          York University, dated as of October 15, 1995.
 10.18+* Third Amendment to License Agreement between the Registrant and New
          York University, dated as of January 31, 1996.

 10.19+* Research Agreement between the Registrant and New York University, dated August 12, 1993.
 10.20+* First Amendment to Research Agreement between the Registrant and New
          York University, dated as of January 11, 1995.
 10.21+* Sublicense Agreement between the Registrant and Cambridge Biotech
          Corporation, dated as of March 31, 1992.
 10.22+* Master Agreement between the Registrant and Cambridge Biotech
          Corporation, dated as of April 12, 1996.
 10.23+* Sub-License Agreement between the Registrant and Cambridge Biotech
          Corporation, dated as of April 12, 1996.
 10.24+* Agreement between the Registrant and Repligen Corporation, dated as of
          March 8, 1993.
 10.25+* Non-Exclusive License Agreement between the Registrant and The Texas
          A&M University System, dated as of September 12, 1993.
 10.26+* Non-Exclusive License Agreement between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated as of
          March 1, 1993.
 10.27+* Distribution Agreement between the Registrant and Otsuka
          Pharmaceutical Co., Ltd., dated as of August 7, 1994.
 10.28+* Distribution Agreement between the Registrant and Seradyn, Inc., dated as of April 10, 1995.
 10.29+* Distribution Agreement between the Registrant and Travenol
          Laboratories (Israel), Ltd., dated as of December 31, 1994.
 10.30+* Manufacturing/Packing Agreement between the Registrant and Biomira
          (formerly ADI) Diagnostics Inc., dated as of September 27, 1994.
 10.31*  Loan and Bridge Security Agreement between the Registrant and Silicon
          Valley Bank, dated as of December 8, 1995.
 10.32*  First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of March 5, 1996.
         Form of Option Agreement for Stockholders of Pepgen Corporation, dated
 10.33*   as of October 12, 1995.
         $1.0 Million Promissory Note delivered to Pepgen Corporation, dated as
 10.34*   of October 12, 1995.
 10.35*  Equipment Lease Agreement between the Registrant and Phoenix Leasing, dated as of August 20, 1993.
 10.36*  Equipment Lease Agreement between the Registrant and Meier
          Mitchell/GATX, dated as of August 20, 1993.
 10.37   Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of February 3, 1997.
         Employment Agreement between the Registrant and John J. DiPietro,
 10.38    dated as of October 1, 1995.
         Equipment Lease Agreement between the Registrant and MMC/GATX, dated
 10.39    September 30, 1996.
 10.40~  Joint Venture Agreement between the Registrant and Trinity Biotech plc
 11.1    Statement of Computation of Net Income Per Share.
 21.1*   Subsidiaries of the Registrant.
 23.1    Consent of KPMG Peat Marwick LLP, Independent Auditors.
 24.1    Power of Attorney (see page 35).
 27.1    Financial Data Schedule.

--------
* Incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.
+ Confidential treatment has been granted as to certain portions of this exhibit.
~ Confidential treatment requested as to certain portions of this exhibit.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed for the three month period ended December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Calypte Biomedical Corporation
                                           (Registrant)

Date: March 28, 1997

                                                     /s/ John P. Davis
                                          By: _________________________________
                                             JOHN P. DAVIS PRESIDENT AND CHIEF
                                                     EXECUTIVE OFFICER

                                          and

                                                   /s/ John J. DiPietro
                                          By: _________________________________
                                             JOHN J. DIPIETROVICE PRESIDENT--
                                             FINANCE, CHIEF FINANCIAL OFFICER
                                                 AND SECRETARY (PRINCIPAL
                                                    ACCOUNTING OFFICER)

                               POWER OF ATTORNEY

  Each Director of the Registrant whose signature appears below, hereby appoints John P. Davis and John J. DiPietro, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

  PURSUANT TO THE REQUIREMENT OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                        TITLE                 DATE

     /s/ William A. Boeger, III        Chairman of the          March 28, 1997
-------------------------------------   Board of Directors
       WILLIAM A. BOEGER, III

          /s/ John P. Davis            President, Chief         March 28, 1997
-------------------------------------   Executive Officer
            JOHN P. DAVIS               and Director
                                        (Principal
                                        Executive Officer)

    /s/ Howard B. Urnovitz, Ph.D.      Chief Science            March 28, 1997
-------------------------------------   Officer and
      HOWARD B. URNOVITZ, PH.D.         Director

              SIGNATURE                         TITLE                DATE

        /s/ John J. DiPietro            Vice President of       March 28, 1997
-------------------------------------    Finance, Chief
          JOHN J. DIPIETRO               Financial Officer
                                         and Secretary
                                         (Principal
                                         Accounting Officer)

      /s/ Kuo-Yu (Frank) Chiang         Director                March 28, 1997
-------------------------------------
        KUO-YU (FRANK) CHIANG

          /s/ David Collins             Director                March 28, 1997
-------------------------------------
            DAVID COLLINS

     /s/ Julius R. Krevans, M.D.        Director                March 28, 1997
-------------------------------------
       JULIUS R. KREVANS, M.D.

       /s/ Mark Novitch, M.D.           Director                March 28, 1997
-------------------------------------
         MARK NOVITCH, M.D.

        /s/ Roger Quy, Ph.D.            Director                March 28, 1997
-------------------------------------
          ROGER QUY, PH.D.

     /s/ Zafar I. Randawa, Ph.D.        Director                March 28, 1997
-------------------------------------
       ZAFAR I. RANDAWA, PH.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................ F-2
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Stockholders' Equity (Deficit)................... F-5
Consolidated Statements of Cash Flows....................................... F-8
Notes to Consolidated Financial Statements.................................. F-9

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Calypte Biomedical Corporation:

  We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation and subsidiary (a development stage enterprise) (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from February 18, 1988 (inception) through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypte Biomedical Corporation and subsidiary (a development stage enterprise) as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from February 18, 1988 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

                               KPMG Peat Marwick LLP

San Francisco, California
February 19, 1997

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                          ASSETS                             --------  --------
Current assets:
  Cash and cash equivalents................................  $  7,924  $  2,559
  Accounts receivable......................................        24       --
  Inventory................................................       205       --
  Prepaid expenses.........................................       151       406
  Other current assets.....................................        19       349
                                                             --------  --------
    Total current assets...................................     8,323     3,314
Property and equipment, net................................     1,761     1,854
Note receivable from officer...............................       --         43
Other assets...............................................       263       126
                                                             --------  --------
                                                             $ 10,347  $  5,337
                                                             ========  ========
    LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
             AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.........................................  $    418  $  1,054
  Accrued expenses.........................................       768       644
  Notes payable............................................       --      3,258
  Capital lease obligations--current portion...............       443       260
  Deferred revenue.........................................       627       500
                                                             --------  --------
    Total current liabilities..............................     2,256     5,716
Deferred rent obligation...................................        55        88
Capital lease obligations--long-term portion...............       764       543
                                                             --------  --------
    Total liabilities......................................     3,075     6,347
Mandatorily redeemable Series A preferred stock, $0.001 par
 value; no shares and 100,000 shares authorized at December
 31, 1996 and 1995, respectively; 100,000 shares issued and
 outstanding at December 31, 1996 and 1995; aggregate
 redemption and liquidation value of $1,000 plus cumulative
 dividends.................................................     1,856     1,736
Commitments and contingencies
Stockholders' equity (deficit):
  Series B convertible preferred stock, $0.001 par value;
   no shares and 804,860 shares authorized at December 31,
   1996 and 1995, respectively; no shares and 804,846
   shares issued and outstanding as of December 31, 1996
   and 1995, respectively..................................       --          1
  Series C convertible preferred stock, $0.001 par value;
   no shares and 1,702,727 shares authorized at December
   31, 1996 and 1995, respectively; no shares and 1,702,705
   shares issued and outstanding as of December 31, 1996
   and 1995, respectively..................................       --          2
  Series D convertible preferred stock, $0.001 par value;
   no shares and 2,130,051 shares authorized at December
   31, 1996 and 1995, respectively; no shares and 2,116,999
   shares issued and outstanding as of December 31, 1996
   and 1995, respectively..................................       --          2
  Series E convertible preferred stock, $0.001 par value;
   no shares and 4,000,000 shares authorized at December
   31, 1996 and 1995, respectively; no shares and 1,967,866
   shares issued and outstanding as of December 31, 1996
   and 1995, respectively..................................       --          2
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized at December 31, 1996; no shares issued or
   outstanding at December 31, 1996........................       --        --
  Common stock, $0.001 par value; 20,000,000 and 12,000,000
   shares authorized at December 31, 1996 and 1995,
   respectively; 10,459,501 and 573,899 shares issued and
   outstanding as of December 31, 1996 and 1995,
   respectively............................................        10         1
  Additional paid-in capital...............................    46,270    28,013
  Deferred compensation....................................      (363)     (366)
  Deficit accumulated during development stage.............   (40,501)  (30,401)
                                                             --------  --------
    Total stockholders' equity (deficit)...................     5,416    (2,746)
                                                             ========  ========
                                                             $ 10,347  $  5,337
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  PERIOD FROM
                                                                  FEBRUARY 18,
                                                                      1988
                                                                  (INCEPTION)
                                     YEARS ENDED DECEMBER 31,       THROUGH
                                     ---------------------------  DECEMBER 31,
                                       1996      1995     1994        1996
                                     --------  --------  -------  ------------
Revenues:
  Product sales..................... $    130  $    --   $   --     $    130
  Earned under research and
   development contracts,
   substantially from related
   parties..........................      --        --       --        2,390
                                     --------  --------  -------    --------
    Total revenue...................      130       --       --        2,520
                                     --------  --------  -------    --------
Operating expenses:
  Product costs.....................    1,085       --       --        1,085
  Research and development costs....    5,751     5,018    3,644      26,098
  Purchased in-process research and
   development costs................      --      2,500      --        2,500
  Selling, general and
   administrative...................    3,333     2,862    1,818      14,260
                                     --------  --------  -------    --------
    Total expenses..................   10,169    10,380    5,462      43,943
                                     --------  --------  -------    --------
      Loss from operations..........  (10,039)  (10,380)  (5,462)    (41,423)
Interest income.....................      266       195       47         836
Interest expense....................     (340)     (117)     (82)       (943)
Other income........................       15        12       31          86
                                     --------  --------  -------    --------
      Loss before income taxes and
       extraordinary item...........  (10,098)  (10,290)  (5,466)    (41,444)
Income taxes........................       (2)       (1)      (1)        (63)
                                     --------  --------  -------    --------
      Loss before extraordinary
       item.........................  (10,100)  (10,291)  (5,467)    (41,507)
Extraordinary gain on debt
 extinguishment.....................      --        --       --          485
                                     --------  --------  -------    --------
      Net loss......................  (10,100)  (10,291)  (5,467)    (41,022)
Less dividend on mandatorily
 redeemable Series A preferred
 stock..............................     (120)     (120)    (120)       (856)
                                     --------  --------  -------    --------
Net loss attributable to common
 stockholders....................... $(10,220) $(10,411) $(5,587)   $(41,878)
                                     --------  --------  -------    ========
Net loss per share attributable to
 common stockholders................ $  (1.17) $  (1.50) $ (0.99)
                                     ========  ========  =======
Weighted average shares used to
 compute net loss per share
 attributable to common
 stockholders.......................    8,703     6,934    5,671
                                     ========  ========  =======

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      PERIOD FROM FEBRUARY 18, 1988 (INCEPTION) THROUGH DECEMBER 31, 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED     TOTAL
                    JOINT        CONVERTIBLE PREFERRED STOCK            ADDITIONAL                DURING    STOCKHOLDERS'
                  VENTURERS' ----------------------------------- COMMON  PAID-IN     DEFERRED   DEVELOPMENT    EQUITY
                   CAPITAL   SERIES B SERIES C SERIES D SERIES E STOCK   CAPITAL   COMPENSATION    STAGE      (DEFICIT)
                  ---------- -------- -------- -------- -------- ------ ---------- ------------ ----------- -------------
Issuance of
 common stock as
 of February 18,
 1988 (date of
 inception).....   $   --      $--      $--      $--      $--     $75     $  --        $--        $  --        $   75
Capital
 Contributions..     1,611      --       --       --       --     --         --         --           --         1,611
Exchange of
 Calypte, Inc.
 stock for
 100,000 shares
 of common stock
 and 100,000
 shares of
 mandatorily
 redeemable
 Series A
 preferred stock
 of the Company
 on November 11,
 1989 at $.001
 per share......       --       --       --       --       --     (75)       --         --          (925)      (1,000)
Common stock of
 60,035 shares
 issued for
 cash...........       --       --       --       --       --     --         100        --           --           100
Compensation
 paid by
 issuance of
 170,610 shares
 of common
 stock..........       --       --       --       --       --     --          34        --           --            34
Conversion of
 notes payable
 to 61,426
 shares of
 common stock...       --       --       --       --       --     --          12        --           --            12
Conversion of
 notes payable
 to 29,506
 shares of
 Series B
 convertible
 preferred
 stock..........       --       --       --       --       --     --          55        --           --            55
Series B
 convertible
 preferred stock
 of 775,340
 shares issued
 for cash.......       --         1      --       --       --     --       1,387        --           --         1,388
Series C
 convertible
 preferred stock
 of 810,812
 shares issued
 for cash.......       --       --         1      --       --     --       2,946        --           --         2,947
Dividend
 requirements on
 mandatorily
 redeemable
 Series A
 preferred
 stock..........       --       --       --       --       --     --         (90)       --          (166)        (256)
Net loss........    (1,611)     --       --       --       --     --         --         --        (3,568)      (5,179)
                   -------     ----     ----     ----     ----    ---     ------       ----       ------       ------
Balances as of
 December 31,
 1991...........       --         1        1      --       --     --       4,444        --        (4,659)        (213)
Exercise of
 stock options
 for 68,083
 shares of
 common stock...       --       --       --       --       --     --          13        --           --            13
Compensation
 paid by
 issuance of
 31,670 shares
 of common
 stock..........       --       --       --       --       --     --           5        --           --             5
Series C
 convertible
 preferred stock
 of 891,893
 shares issued
 for cash.......       --       --         1      --       --     --       3,209        --           --         3,210
Series D
 convertible
 preferred stock
 of 800,000
 shares issued
 for cash.......       --       --       --         1      --     --       5,718        --           --         5,719
Dividend
 requirements on
 mandatorily
 redeemable
 Series A
 preferred
 stock..........       --       --       --       --       --     --        (120)       --           --          (120)
Net loss........       --       --       --       --       --     --         --         --        (3,802)      (3,802)
                   -------     ----     ----     ----     ----    ---     ------       ----       ------       ------
Balances as of
 December 31,
 1992...........       --         1        2        1      --     --      13,269        --        (8,461)       4,812

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED)
      PERIOD FROM FEBRUARY 18, 1988 (INCEPTION) THROUGH DECEMBER 31, 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED     TOTAL
                    JOINT        CONVERTIBLE PREFERRED STOCK            ADDITIONAL                DURING    STOCKHOLDERS'
                  VENTURERS' ----------------------------------- COMMON  PAID-IN     DEFERRED   DEVELOPMENT    EQUITY
                   CAPITAL   SERIES B SERIES C SERIES D SERIES E STOCK   CAPITAL   COMPENSATION    STAGE      (DEFICIT)
                  ---------- -------- -------- -------- -------- ------ ---------- ------------ ----------- -------------
Balances as of
 December 31,
 1992...........     $--       $ 1      $ 2      $ 1      $--     $--    $13,269       $--       $ (8,461)     $ 4,812
Common stock of
 2,500 shares
 issued for
 cash...........      --       --       --       --        --      --          2        --            --             2
Exercise of
 stock options
 for 22,444
 shares of
 common stock...      --       --       --       --        --      --          9        --            --             9
Compensation
 paid by
 issuance of
 10,000 shares
 of common
 stock..........      --       --       --       --        --        1         7        --            --             8
Series D
 convertible
 preferred stock
 of 199,999
 shares issued
 for cash.......      --       --       --       --        --      --      1,445        --            --         1,445
Dividend
 requirements on
 mandatorily
 redeemable
 Series A
 preferred
 stock..........      --       --       --       --        --      --       (120)       --            --          (120)
Net loss........      --       --       --       --        --      --        --         --         (6,182)      (6,182)
                     ----      ---      ---      ---      ----    ----   -------       ----      --------      -------
Balances as of
 December 31,
 1993...........      --         1        2        1       --        1    14,612        --        (14,643)         (26)
Conversion of
 Series D
 convertible
 preferred stock
 into 1.5 shares
 for each share
 outstanding as
 of March 3,
 1994; 500,000
 additional
 shares issued..      --       --       --       --        --      --        --         --            --           --
Common stock of
 11,250 shares
 issued for
 cash...........      --       --       --       --        --      --          9        --            --             9
Exercise of
 stock options
 for 31,334
 shares of
 common stock...      --       --       --       --        --      --         12        --            --            12
Series D
 convertible
 preferred stock
 of 617,000
 shares issued
 for cash.......      --       --       --         1       --      --      2,885        --            --         2,886
Series E
 convertible
 preferred stock
 of 1,077,500
 shares issued
 for cash.......      --       --       --       --          1     --      5,364        --            --         5,365
Dividend
 requirements on
 mandatorily
 redeemable
 Series A
 preferred
 stock..........      --       --       --       --        --      --       (120)       --            --          (120)
Net loss........      --       --       --       --        --      --        --         --         (5,467)      (5,467)
                     ----      ---      ---      ---      ----    ----   -------       ----      --------      -------
Balances as of
 December 31,
 1994...........      --         1        2        2         1       1    22,762        --        (20,110)       2,659
Series E
 convertible
 preferred stock
 of 888,446
 shares issued
 for cash, 1,920
 issued for
 other than
 cash...........      --       --       --       --          1     --      4,302        --            --         4,303
Exercise of
 stock options
 for 4,547
 shares of
 common stock...      --       --       --       --        --      --          2        --            --             2
Dividend
 requirements on
 mandatorily
 redeemable
 Series A
 preferred
 stock..........      --       --       --       --        --      --       (120)       --            --          (120)
Options issued
 upon the
 investment in
 Pepgen
 Corporation....      --       --       --       --        --      --        500        --            --           500
Compensation
 relating to
 granting of
 stock options..      --       --       --       --        --      --        567       (567)          --           --
Amortization of
 deferred
 compensation...      --       --       --       --        --      --        --         201           --           201
Net loss........      --       --       --       --        --      --        --         --        (10,291)     (10,291)
                     ----      ---      ---      ---      ----    ----   -------       ----      --------      -------
Balances as of
 December 31,
 1995...........      --         1        2        2         2       1    28,013       (366)      (30,401)      (2,746)

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED)
      PERIOD FROM FEBRUARY 18, 1988 (INCEPTION) THROUGH DECEMBER 31, 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED     TOTAL
                    JOINT        CONVERTIBLE PREFERRED STOCK            ADDITIONAL                DURING    STOCKHOLDERS'
                  VENTURERS' ----------------------------------- COMMON  PAID-IN     DEFERRED   DEVELOPMENT    EQUITY
                   CAPITAL   SERIES B SERIES C SERIES D SERIES E STOCK   CAPITAL   COMPENSATION    STAGE      (DEFICIT)
                  ---------- -------- -------- -------- -------- ------ ---------- ------------ ----------- -------------
Balances as of
 December 31,
 1995...........     $--       $ 1      $ 2      $ 2      $ 2     $ 1    $28,013      $(366)     $(30,401)    $ (2,746)
Exercise of
 Series E
 convertible
 warrants for
 732,571 shares
 of Series E
 convertible
 preferred
 stock..........      --       --       --       --       --      --       4,924        --            --         4,924
Cost of issuance
 of Series E
 preferred
 stock..........      --       --       --       --       --      --        (129)       --            --          (129)
Exercise of
 stock options
 for 13,577
 shares of
 common stock...      --       --       --       --       --      --          11        --            --            11
Issuance of
 2,300,000
 shares of
 common stock
 through an
 Initial Public
 Offering.......      --       --       --       --       --        2     13,798        --            --        13,800
Conversion of
 Series B, C, D
 and E
 convertible
 preferred stock
 to common
 stock..........      --        (1)      (2)      (2)      (2)      7        --         --            --           --
Exercise of
 underwriters'
 overallotment
 of 236,259
 shares of
 common stock...      --       --       --       --       --      --       1,417        --            --         1,417
Cost of issuance
 of common stock
 for initial
 public offering
 (including
 underwriters'
 fees)..........      --       --       --       --       --      --      (1,995)       --            --        (1,995)
Exercise of
 warrants for
 7,136 shares of
 common stock...      --       --       --       --       --      --          37        --            --            37
Common stock of
 3,643 shares
 issued under
 the Employee
 Stock Purchase
 Plan...........      --       --       --       --       --      --          15        --            --            15
Dividend
 requirements of
 mandatorily
 redeemable
 Series A
 preferred
 stock..........      --       --       --       --       --      --        (120)       --            --          (120)
Compensation
 relating to
 granting of
 stock options..      --       --       --       --       --      --         299       (299)          --           --
Amortization of
 deferred
 compensation...      --       --       --       --       --      --         --         302           --           302
Net loss........      --       --       --       --       --      --         --         --        (10,100)     (10,100)
                     ----      ---      ---      ---      ---     ---    -------      -----      --------     --------
Balances at
 December 31,
 1996...........      --       --       --       --       --       10     46,270       (363)      (40,501)       5,416
                     ====      ===      ===      ===      ===     ===    =======      =====      ========     ========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    PERIOD FROM
                                                                    FEBRUARY 18,
                                                                        1988
                                                                    (INCEPTION)
                                       YEARS ENDED DECEMBER 31,       THROUGH
                                       ---------------------------  DECEMBER 31,
                                         1996      1995     1994        1996
                                       --------  --------  -------  ------------
Cash flows from operating activities:
 Net loss............................  $(10,100) $(10,291) $(5,467)   $(41,022)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
 Depreciation and amortization.......       797       465      332       2,614
 Loss on sale or disposal of
  equipment..........................       --         73      --          115
 Extraordinary gain on debt
  extinguishment.....................       --        --       --         (485)
 Amortization of deferred
  compensation.......................       302       201      --          503
 Compensation paid by stock
  issuance...........................       --        --       --           47
 Forgiveness of note receivable from
  officer............................        43        42      --           85
 Purchased in-process research and
  development costs..................       --      2,500      --        2,500
 Changes in operating assets and
  liabilities:
  Accounts receivable................       (24)      --       --          (24)
  Inventory..........................      (205)      --       --         (205)
  Other current assets and prepaid
   expenses..........................       585      (714)     254          69
  Organizational costs...............       --        --       --         (123)
  Other assets.......................      (137)      (21)     (53)       (586)
  Accounts payable, accrued expenses
   and deferred revenue..............      (385)    1,162      320       1,715
  Deferred rent obligation...........       (33)       (4)      58          54
  Note payable in exchange for
   expenses paid on behalf of the
   Company...........................       --        --       --          192
                                       --------  --------  -------    --------
   Net cash used in operating
    activities.......................    (9,157)   (6,587)  (4,556)    (34,551)
                                       --------  --------  -------    --------
Cash flows from investing activities:
 Proceeds from disposition of
  equipment..........................       --        --       --           25
 Purchase of equipment, net..........        29      (476)    (625)     (2,247)
 Investment in Pepgen Corporation....       --     (1,000)     --       (1,000)
                                       --------  --------  -------    --------
   Net cash provided by (used in)
    investing activities.............        29    (1,476)    (625)     (3,222)
                                       --------  --------  -------    --------
Cash flows from financing activities:
 Proceeds from sale of stock.........    20,204     4,445    8,493      48,483
 Expenses paid related to sale of
  stock..............................    (2,124)     (139)    (222)     (2,994)
 Prepaid license fee.................       --        --       --          500
 Principal payments on notes
  payable............................    (3,258)      (29)     (76)     (4,174)
 Principal payments on capital lease
  obligations........................      (329)     (133)     (28)       (496)
 Proceeds from notes payable.........       --      2,000      --        2,692
 Capital contributions...............       --        --       --           75
 Joint ventures' capital
  contributions......................       --        --       --        1,611
                                       --------  --------  -------    --------
   Net cash provided by financing
    activities.......................    14,493     6,144    8,167      45,697
                                       --------  --------  -------    --------
Net increase (decrease) in cash and
 cash equivalents....................     5,365    (1,919)   2,986       7,924
Cash and cash equivalents at
 beginning of period.................     2,559     4,478    1,492         --
                                       --------  --------  -------    --------
Cash and cash equivalents at end of
 period..............................  $  7,924  $  2,559  $ 4,478    $  7,924
                                       ========  ========  =======    ========
Supplemental disclosure of cash flow
 activities:
 Cash paid for interest..............  $    359  $    105  $    83    $    837
 Cash paid for income taxes..........         2         1        1          62
Supplemental disclosure of noncash
 activities:
 Acquisition of equipment through
  obligations under capital leases...       733       661      --        1,703
 Accrued liabilities converted to
  notes payable......................       --        --       --          363
 Accrued liabilities converted to
  common stock.......................       --        --       --           39
 Notes payable converted to common
  stock..............................       --        --       --          459
 Notes payable converted to Series B
  convertible preferred stock........       --        --       --           50
 Notes payable issued upon investment
  in Pepgen Corporation..............       --      1,000      --        1,000
 Options issued upon investment in
  Pepgen Corporation.................       --        500      --          500
 Dividend on mandatorily redeemable
  Series A preferred stock...........       120       120      120         856
 Deferred compensation attributable
  to stock grants....................       299       567      --          866

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

(1) THE COMPANY

  Calypte Biomedical Corporation (the Company) was incorporated on November 11, 1989 and is a development stage enterprise. The Company's primary activities have been to obtain funding, to perform research and development and to obtain approval for its urine-based diagnostic tests.

(2) SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc., and Calypte Biomedical Company (the Joint Venture). All significant intercompany accounts and transactions have been eliminated in consolidation.

  The Company accounts for its 49% interest in Pepgen Corporation (Pepgen) under the equity method (Note 13).

Cash and Cash Equivalents

  Cash equivalents consist primarily of investments in money market and commercial paper with original maturities of three months or less.

Inventories

  Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method.

Property and Equipment

  Property and equipment are stated at cost. Machinery and equipment, furniture and fixtures, and computer equipment are depreciated using the straight-line method over the estimated useful life of the assets, generally four to five years. Leasehold improvements and equipment under capital leases are amortized or depreciated over the shorter of the remaining lease term or the useful life of the improvement.

Fair Value of Financial Instruments

  Financial assets and liabilities have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature and because such amounts are invested in accounts earning market rates of interest. The carrying values of notes payable, except for the note payable to Pepgen, approximate fair value because the interest rates on the notes payable approximate current market rates available to the Company. The fair market values of the note payable to Pepgen and the note receivable from officer are not readily determinable due to their related party nature.

Revenue Recognition

  Revenue from product sales is recognized upon shipment to customers.

Deferred Revenue

  Deferred revenue is accrued on payments received from customers in advance of product shipment and will be recognized as revenue upon shipment of the related products.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


Income Taxes

  The Company accounts for income taxes under the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for the financial reporting of income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

  Furthermore, common equivalent shares include convertible preferred stock that were converted upon completion of the Company's IPO using the as if converted method.

Reclassification

  Certain reclassifications in the accompanying consolidated financial statements have been made in order to conform to the December 31, 1996 consolidated financial statement presentation.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


(3) INVENTORIES

  Inventories as of December 31, 1996 consisted of the following:

                                                                       1996
                                                                  --------------
                                                                  (IN THOUSANDS)
       Raw materials.............................................      $ 80
       Work-in-process...........................................       108
       Finished goods............................................        17
                                                                       ----
         Total inventory.........................................      $205
                                                                       ====

  The Company had no inventory as of December 31, 1995.

(4) OTHER CURRENT ASSETS

  Other current assets as of December 31, 1996 and 1995 consisted of the following:

                                                     1996           1995
                                                -------------- --------------
                                                (IN THOUSANDS) (IN THOUSANDS)
   Receivable under equipment lease line of
    credit.....................................      $ --           $316
   Other.......................................        19             33
                                                     ----           ----
     Total other current assets................      $ 19            349
                                                     ====           ====

(5) PROPERTY AND EQUIPMENT

  Property and equipment as of December 31, 1996 and 1995 consisted of the following:

                                                       1996           1995
                                                  -------------- --------------
                                                  (IN THOUSANDS) (IN THOUSANDS)
   Computer equipment............................    $   349        $   237
   Machinery and equipment.......................      1,903          1,404
   Furniture and fixtures........................        236            188
   Leasehold improvements........................      1,460          1,415
                                                     -------        -------
                                                       3,948          3,244
   Accumulated depreciation and amortization.....     (2,187)        (1,390)
                                                     -------        -------
   Property and equipment, net...................    $ 1,761        $ 1,854
                                                     =======        =======

  During 1988, property was purchased from an unrelated party subject to a note for $442,000. The note was subsequently assigned to Purdue Frederick Diagnostics, Inc., a former related party of the Company (Note 7). The Company paid the remaining portion of the obligation during 1996 with proceeds from the Initial Public Offering. The Company recognized depreciation expense of $797,000, $446,000 and $315,000 for the years ended December 1996, 1995, and
1994, respectively.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


(6) ACCRUED EXPENSES

  Accrued expenses as of December 31, 1996 and 1995 consisted of the following:

                                                        1996           1995
                                                   -------------- --------------
                                                   (IN THOUSANDS) (IN THOUSANDS)
   Accrued minimum royalty payments...............      $221           $160
   Other..........................................       547            484
                                                        ----           ----
     Total accrued expenses.......................      $768           $644
                                                        ====           ====

(7) NOTES PAYABLE

  The Company had no notes payable as of December 31, 1996. Notes payable as of December 31, 1995 consisted of the following:

                                                                       1995
                                                                  --------------
                                                                  (IN THOUSANDS)
   Prime plus 3.5%; 12% as of December 31, 1995; note payable to a bank; secured by property and equipment; paid August
    1996........................................................      $2,000
   10% note payable to a former related party; secured by
    property and equipment; paid August 1996....................         248
   12% note payable; secured by equipment; paid April 1996......          10
   4% note payable to Pepgen, paid October 1996.................       1,000
                                                                      ------
   Notes payable................................................       3,258
   Current portion..............................................      (3,258)
                                                                      ------
   Long-term portion............................................      $  --
                                                                      ======

  In December 1995, the Company entered into a line of credit agreement with a bank to borrow up to $2,000,000 at an interest rate of prime plus 3.5%. The agreement required the Company to maintain a balance of cash and cash equivalents of not less than $700,000 as of the last day of each month during the term of the agreement. In addition, borrowings under the line of credit agreement were secured by the Company's assets.

  In March 1996, the Company extended the due date of the line of credit such that the line of credit was due July 5, 1996. In connection with the extension, the Company made a $500,000 principal payment in April 1996 and the available line of credit was reduced to $1,500,000. In July 1996, the Company extended the due date of the line of credit from July 5, 1996 to August 5, 1996. In connection with the extension, the Company made a $250,000 principal payment in July 1996 and the available line of credit was reduced to $1,250,000. On August 5, 1996, the Company paid the remaining balance of $1,250,000 from a portion of the proceeds from the Initial Public Offering.

  The note payable to Pepgen is related to the Company's September 1995 investment in Pepgen (Note 13). The entire principal payment for the Pepgen note as well as the note payable to a former related party were paid from a portion of the proceeds from the Initial Public Offering.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


(8) LEASE COMMITMENTS

Capital Leases

  In 1993, and as amended in 1995, the Company obtained two equipment lease lines of credit which aggregated $2,300,000 and were collateralized by the related equipment acquired with the borrowings. The Company's ability to draw additional funds on these lease lines of credit expired in December 1995. However, drawdowns subsequent to the expiration have been allowed under one of the lease lines. Lease payments under the lines of credit are based on the total delivered equipment cost multiplied by a monthly rate factor of approximately 3.5% (approximate effective interest rate of 18% per annum). In addition, as partial consideration for obtaining the lease lines, the Company issued certain warrants to purchase common stock of the Company (Note 10).

  In October 1996, the Company obtained an additional lease line of credit of $1,000,000 with an expiration of December 31, 1996. Lease payments under the line of credit are based on the total delivered equipment cost multiplied by a monthly note factor of approximately 3.3% (approximate effective interest rate of 18% per annum).

  Equipment acquired under the lease lines of credit and included in property and equipment as of December 31, 1996 and 1995 consisted of the following:

                                                       1996           1995
                                                  -------------- --------------
                                                  (IN THOUSANDS) (IN THOUSANDS)
   Machinery and equipment.......................     $1,598         $ 888
   Other.........................................        105            82
                                                      ------         -----
                                                       1,703           970
   Accumulated depreciation and amortization.....       (628)         (250)
                                                      ------         -----
                                                      $1,075         $ 720
                                                      ======         =====

  Future minimum lease payments under capital leases as of December 31, 1996 were:

   YEAR ENDED DECEMBER 31,                                        (IN THOUSANDS)
   -----------------------                                        --------------
   1997..........................................................     $  630
   1998..........................................................        582
   1999..........................................................        312
                                                                      ------
                                                                       1,524
   Amount representing interest..................................       (317)
                                                                      ------
   Present value of capital lease obligations....................      1,207
   Current portion of capital lease obligations..................       (443)
                                                                      ------
   Capital lease obligations--long-term portion..................     $  764
                                                                      ======

Operating Leases

  The Company leases office and manufacturing space in Berkeley and Alameda, California, under two noncancelable operating leases. Under the Alameda lease agreement, the Company is required to provide a security deposit in the form of a letter of credit in the amount of $50,000, secured by a $50,000 certificate of deposit which is included in other assets in the accompanying consolidated balance sheets. Total rent expense,

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994

net of income from a one-year sublease agreement of $184,000 in 1995, under these leases was $517,000, $327,000 and $505,000 for the years ended December 1996, 1995 and 1994, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 1996 were:

       YEAR ENDED DECEMBER 31,                                   (IN THOUSANDS)
       -----------------------                                   --------------
       1997.....................................................     $  564
       1998.....................................................        429
       1999.....................................................         11
       2000.....................................................          9
                                                                     ------
       Total....................................................     $1,013
                                                                     ======

(9) MANDATORILY REDEEMABLE PREFERRED STOCK

  In February 1988, a Joint Venture was formed between Calypte, Inc. and CBC Diagnostics, Inc. (CBC), formerly known as Purdue Frederick Diagnostics, Inc. When the Company was incorporated, the Company issued common stock and mandatorily redeemable Series A preferred stock in exchange for all the common stock of Calypte, Inc. and all the interests of the venturers in the Joint Venture. The Joint Venture's losses up to total capital contributions were allocated to CBC, who reported the losses on its income tax return.

  The Company has the option to voluntarily redeem all or a portion of the mandatorily redeemable Series A preferred stock at any time that funds are legally available. The Company is required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which the Company attains $3,000,000 in retained earnings, and funds are legally available. The mandatorily redeemable Series A preferred stock is nonvoting.

  Holders of mandatorily redeemable Series A preferred stock shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through December 31, 1996, cumulative preferred dividends totaling $856,000 have been charged to stockholders' equity to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

  In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon reincorporation of the Company in Delaware in July 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 1996 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(10) STOCKHOLDERS' EQUITY

Reverse Stock Split

  On November 22, 1994, the stockholders and the Board of Directors approved a 1-for-10 reverse stock split of the Company's common and preferred stock. Par value remained at $0.001. The stock accounts have been reduced and additional paid-in capital has been increased to reflect the change in the cumulative par value of the stock issued. All share and per share information in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994

Convertible Preferred Stock

  Upon the closing of the Company's Initial Public Offering in July 1996, a total of 7,324,987 shares of convertible preferred stock were automatically converted into an equal number of shares of common stock.

Initial Public Offering

  On July 31, 1996, the Company completed an IPO of 2,300,000 shares of its common stock at $6.00 per share. The Company received proceeds of $12,834,000 after deducting underwriters' discounts and commissions. Total additional expenses associated with the IPO were approximately $930,000, resulting in estimated net proceeds of $11,904,000.

  On August 8, 1996, the underwriters exercised an over-allotment option to purchase an additional 236,259 shares of the Company's common stock at $6.00 per share. Proceeds of approximately $1,318,000 after deducting underwriters' discounts and commissions were received on August 13, 1996.

Preferred Stock

  Effective upon the closing of the Company's IPO, which occurred in July 1996, the Board of Directors received the authority to issue up to 5,000,000 shares of $0.001 par value preferred stock. No shares were issued or outstanding at December 31, 1996.

Stock Warrants and Options

  During 1993, the Company issued stock warrants for the purchase of 35,155 shares of the Company's common stock at exercise prices ranging from $5.00 to $7.50 per share as partial consideration for obtaining two lease lines of credit (Note 8). These warrants expire in 2003.

  During 1995, the Company made an investment in Pepgen, a development stage enterprise. The Company's investment consisted in part, of options for the purchase of up to 475,000 shares of the Company's common stock at an exercise price of $7.50 per share (Note 13). The options expire at the earlier of September 2005 or three years after becoming exercisable.

  In conjunction with the Series D convertible preferred stock offerings during 1993 and 1994, the Company issued stock warrants for the purchase of 2,800 shares of the Company's Series D convertible preferred stock at an exercise price of $6.00 per share. Upon the closing of the IPO, these warrants became common stock warrants. These warrants expire during 1997.

  In conjunction with the Series E convertible preferred stock offering in 1994 and 1995, the Company issued stock warrants for the purchase of 1,964,146 shares of the Company's Series E convertible preferred stock. Upon the closing of the IPO, these warrants became common stock warrants. 371,539 stock warrants expired during 1996. The remaining warrants are exercisable at $5.00 per share and expire in November 1997. As of December 31, 1996, there were 852,900 warrants outstanding.

Change of Control Provisions

  Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of preventing, discouraging or delaying any change in the control of the Company and may maintain the incumbency of the Board of Directors and management. The authorization of undesignated preferred stock makes it possible for the Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


(11) INCENTIVE STOCK AND STOCK OPTIONS PLANS

  In April 1991, the Company's Board of Directors approved the adoption of the Company's Incentive Stock Plan (the Stock Plan) which authorized the issuance of up to 290,992 shares of the Company's common stock. In January 1992 and November 1994, 200,000 and 1,000,000 additional shares, respectively, of common stock were authorized by the Company's Board of Directors for issuance under the Stock Plan. In December 1995, 1,250,000 additional shares of common stock were authorized by the Company's Board of Directors. Under the Stock Plan, employees or consultants may be granted options that allow for the purchase of shares of the Company's common stock.

  Under the terms of the Stock Plan, nonstatutory stock options may be granted only to employees, including directors who are employees, and consultants. Incentive stock options may be granted only to employees.

  Nonstatutory stock options may be granted under the Stock Plan at a price not less than 85% of the fair market value of the common stock on the date the option is granted. Incentive stock options may be granted under the Stock Plan at a price not less than 100% of the fair market value of the common stock on the date the option is granted. Stock options granted subsequent to the IPO were based upon market price of stock on the date of grant. Prior to the IPO, the fair value of the common stock was determined by the Board of Directors and included consideration of a variety of factors including other equity transactions of the Company. Subsequent to the IPO, the fair value of common stock is determined by the closing market price on the date of grant. Options granted under the Stock Plan generally vest monthly over four to five years. The term of the nonstatutory and incentive stock options granted is 10 years or less from the date of the grant, as provided in the option agreements.

  Incentive and nonstatutory stock options granted to employees and consultants who, on the date of grant, own stock representing more than 10% of the voting power of all classes of stock of the Company are granted at an exercise price not less than 110% of the fair market value of the common stock. Any options granted are exercisable at the time and under conditions as determined by the Company's Board of Directors. The Board of Directors may amend or modify the Stock Plan at any time. The Stock Plan will terminate in 2001, unless sooner terminated by the Board of Directors.

  For the years ended December 31, 1996 and 1995, the Company has recorded deferred compensation of $299,000 and $567,000, respectively, for certain of the Company's common stock options granted under the Stock Plan. This amount is being amortized over the relevant period of benefits. For the years ended December 31, 1996 and 1995, $302,000 and $201,000, respectively, was amortized. There was no deferred compensation or related amortization recorded in 1994.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


  The following table summarizes activity under the Stock Plan:

                                                                WEIGHTED AVERAGE
                                                      OPTIONS    EXERCISE PRICE
                                                     ---------  ----------------
   Outstanding as of December 31, 1993..............   281,893       $0.33
     Granted........................................   148,582        0.56
     Exercised......................................   (31,334)       0.39
     Canceled.......................................   (84,314)       0.39
                                                     ---------       -----
   Outstanding as of December 31, 1994..............   314,827        0.42
     Granted........................................   992,371        0.57
     Exercised......................................    (4,547)       0.50
     Canceled.......................................   (17,237)       0.55
                                                     ---------       -----
   Outstanding as of December 31, 1995.............. 1,285,414        0.54
     Granted........................................   110,700        4.91
     Exercised......................................   (13,577)       0.78
     Canceled.......................................    (7,072)       0.93
                                                     ---------       -----
   Outstanding as of December 31, 1996.............. 1,375,465       $0.88
                                                     =========       =====
   Exercisable as of December 31, 1995..............   543,799       $0.45
                                                     =========       =====
   Exercisable as of December 31, 1996..............   841,478       $0.63
                                                     =========       =====

  As of December 31, 1996, 1,225,546 shares of common stock were available for grant under the Stock Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $5.02 and $0.91 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1996--expected dividend yield 0.0%, risk free interest rate of 6.2%, volatility of 50%, and an expected life of 7 years; 1995-- expected dividend yield of 0.0%, risk-free interest rate of 6.2%, volatility of 50%, and expected life of 6 years.

  The following table summarizes information about stock options outstanding at December 31, 1996:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------------ --------------------------
                            NUMBER     WEIGHTED-AVG                    NUMBER
                          OUTSTANDING REMAINING YEARS  WEIGHTED-AVG  EXERCISABLE  WEIGHTED-AVG
RANGE OF EXERCISE PRICES  AT 12/31/96  TO EXPIRATION  EXERCISE PRICE AT 12/31/96 EXERCISE PRICE
------------------------  ----------- --------------- -------------- ----------- --------------
$0.20--$0.22............     117,690       0.32           $0.22        117,690       $0.22
$0.40--$0.50............   1,043,901       4.04           $0.50        669,553       $0.50
$1.00...................     124,024       5.93           $1.00         32,485       $1.00
$5.00--$7.00............      89,850       9.89           $6.05         21,750       $6.38
                           ---------                                   -------
$0.20--$7.00............   1,375,465                                   841,478
                           =========                                   =======

1995 Director Option Plan

  In December 1995, the Company's Board of Directors approved the Company's Director Option Plan (the Director Option Plan) subject to the closing of the Company's IPO of its common stock. Under the Director Option Plan, the Company has reserved 200,000 shares of common stock for issuance to the directors of the Company pursuant to nonstatutory stock options. Under the Director Option Plan, directors who are not employees or consultants of the Company automatically receive an option to purchase 12,000 shares of common stock (the First Option) on the date on which such person first becomes a director, whether through election by

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994

the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. Thereafter, each person shall receive an option to acquire 3,000 shares of the Company's common stock (the Subsequent Option) on each date such outside director is reelected. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company's common stock on the date such option was granted. Twenty-five percent of the First Option shall vest one year after the date of grant, with 25% vesting each anniversary thereafter. Twelve and one-half percent of the shares subject to the Subsequent Option shall be exercisable on the first day of each month following the date of grant. The plan shall be in effect for a term of ten years unless sooner terminated under the Director Option Plan.

  The Company has not recorded any deferred compensation for the Company's common stock options granted under the Director Option Plan.

  The following table summarizes activity under the Director Option Plan:

                                                                WEIGHTED AVERAGE
                                                        OPTIONS  EXERCISE PRICE
                                                        ------- ----------------
   Outstanding as of December 31, 1995.................    --        $  --
     Granted........................................... 40,000         7.00
     Exercised.........................................    --           --
     Canceled..........................................    --           --
                                                        ------       ------
   Outstanding as of December 31, 1996................. 40,000       $ 7.00
                                                        ======       ======
   Exercisable as of December 31, 1996.................    --        $   --
                                                        ======       ======

  As of December 31, 1996, 160,000 shares of common stock were available for grant under the Director Option Plan. The per share weighted-average fair value of stock options granted during 1996 was $3.91 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield 0.0%, risk free interest rate of 6.2%, volatility of 50%, and an expected life of 6 years.

  The following table summarizes information about stock options outstanding at December 31, 1996:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------------ --------------------------
                            NUMBER     WEIGHTED-AVG                    NUMBER
                          OUTSTANDING REMAINING YEARS  WEIGHTED-AVG  EXERCISABLE  WEIGHTED-AVG
RANGE OF EXERCISE PRICES  AT 12/31/96  TO EXPIRATION  EXERCISE PRICE AT 12/31/96 EXERCISE PRICE
------------------------  ----------- --------------- -------------- ----------- --------------
$7.00...                    40,000         9.97           $7.00          --           --

1995 Employee Stock Purchase Plan

  In December 1995, the Company's Board of Directors approved the Company's Employee Stock Purchase Plan (the Purchase Plan) subject to the closing of the Company's IPO of its common stock. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code (the Code). The Company has reserved 300,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Except for the first offering period, each offering period will last for twenty-four months; stock purchases take place every 6 months (April 30 and October 31 of each year). The first period commenced on the first day of trading,

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994

July 26, 1996. Any employee who is customarily employed for at least 20 hours per week and more than five months per calendar year, who has been employed for at least three consecutive months on or before the commencement date of an offering period is eligible to participate in the Purchase Plan. As of December 31, 1996, 3,643 shares had been purchased under the Purchase Plan.

  Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights. The per share weighted-average fair value of those purchase rights granted in 1996 was $2.50 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield 0.0%, risk free interest rate of 5.5%, volatility of 50%, and an expected life of 1.25 years.

Pro Forma Disclosure

  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                        1996           1995
                                                   -------------- --------------
                                                   (IN THOUSANDS) (IN THOUSANDS)
   Net loss
     As reported..................................   $(10,220)      $(10,411)
     Pro forma....................................    (10,297)       (10,736)
   Net loss per share
     As reported..................................   $  (1.17)      $  (1.50)
     Pro forma....................................      (1.18)         (1.55)

  Pro forma net loss reflects only options granted in 1996 and 1995 as well as purchase rights granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years or less and compensation cost for options granted prior to January 1, 1995 is not considered.

(12) SECTION 401(K) PLAN

  In October 1995 (effective January 1, 1995), the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contribution to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan.

(13) INVESTMENT IN PEPGEN CORPORATION

  During 1995, the Company purchased a 49% equity interest in Pepgen for $1.0 million paid at closing, $1.0 million payable to Pepgen pursuant to a promissory note (Note 7) and options to purchase the Company's common stock valued at $500,000. The options were granted to Pepgen's stockholders for the purchase of an aggregate of 475,000 shares (Note 10) of the Company's common stock at a price of $7.50 per share, of which

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994

100,000 of such shares were immediately exercisable upon signing of the agreement and the remaining 375,000 shares become exercisable upon attainment of certain milestones. The Company valued the options utilizing the Black-Scholes option-pricing model which considered the terms of the options, other market assumptions consistent with those as determined by an independent valuation appraiser, a volatility index for the biotechnology industry and certain other factors related to the probability and timing of attaining related milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. In addition, Calypte has the right of first negotiation to purchase the remaining 51% of Pepgen at fair market value, and the Company is entitled to elect two of the seven Board members of Pepgen. The Company paid the $1.0 million promissory note during 1996. The Company has no further commitments to provide funds to Pepgen.

(14) INCOME TAXES

  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                           DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
   Computed "expected" tax expense..................  $(3,413) $(3,418) $(1,830)
   Meals and entertainment expenses, and officer's
    life insurance
    not deductible for income taxes.................        8        5        7
   Research expenses................................       32       86       63
   State tax expense................................        1        1        1
   Losses and credits for which no benefits has been
    recognized......................................    3,466    3,334    1,790
   Change in the beginning of year valuation
    allowance due to
    change in state tax rate........................      (38)     --       --
   Other............................................      (54)      (7)     (30)
                                                      -------  -------  -------
                                                      $     2  $     1  $     1
                                                      =======  =======  =======

  The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below:

                                                             DECEMBER 31,
                                                           ------------------
                                                             1996      1995
                                                           --------  --------
                                                            (IN THOUSANDS)
   Deferred tax assets:
     Employee benefits reserves, including accrued
      vacation............................................ $     37  $     26
     Start-up and other capitalization....................        6         7
     Fixed assets, due to differences in depreciation.....      341       299
     Deferred rent........................................      221        35
     Net operating loss carryover.........................   12,011     8,941
     Research and development credit......................      832       921
     Loss contingency.....................................       60        20
     Purchased research and development...................      871       978
     Other operating reserves.............................      410       --
     Other................................................      223       --
                                                           --------  --------
       Total gross deferred tax assets....................   15,012    11,227
   Valuation allowance....................................  (15,012)  (11,227)
                                                           --------  --------
       Net deferred tax asset............................. $    --   $    --
                                                           ========  ========

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


  The net change in the valuation allowance for the years ended December 1996, 1995 and 1994 was an increase of $3,785,000, $4,033,000, $2,142,000, respectively. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $30,000 of deferred tax assets will be creditable to paid-in capital.

  As of December 31, 1996, the Company had federal tax net operating loss carryforwards of approximately $32,547,000, which will expire in the years 2004 through 2011. The Company also has federal research and development credit carryforwards as of December 31, 1996 of approximately $648,000, which will expire in the years 2005 through 2011.

  State tax net operating loss carryforwards were approximately $16,203,000 and state research and development credit carryforwards were $278,000 as of December 31, 1996. The state net operating loss carryforward will expire in the years 1997 through 2001 and the state research and development credits will expire in the years 2005 through 2011.

  The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code, as a result of prior transactions or upon the completion of the IPO.

(15) ROYALTY, LICENSE, AND RESEARCH AGREEMENTS

Royalty and License Agreements

  The Company has entered into an agreement that provides for royalty payments to former related parties based on sales of certain products conceived by the former related parties prior to March 30, 1989.

  The Company has entered into arrangements with various organizations to receive the right to utilize certain patents and proprietary rights under licensing agreements in exchange for the Company making certain royalty payments based on sales of certain products and services. The royalty obligations are based on a percentage of net sales of licensed products and include minimum annual royalty payments under some agreements.

Research Agreement

  As amended in 1994, the Company entered into a research agreement that allowed for a university to perform certain research on behalf of the Company for a seven-year period. Under the terms of the agreement, the Company may negotiate certain license rights to the inventions made by the university resulting from this research. The Company's annual payment under this agreement is approximately $150,000 through 1999.

(16) DISTRIBUTION AGREEMENTS

Seradyn, Inc.

  In April 1995, the Company entered into an agreement of Seradyn, Inc. (Seradyn), under which Seradyn was granted exclusive distribution rights for the Company's urine-based HIV-1 test under the trade name "Seradyn Sentinel" for all non-Calypte accounts in the United States and all customers in Europe, Latin America, Africa, and the Middle East (excluding Israel). The agreement provides for certain minimum purchases by Seradyn. If such minimum purchases are not met, the Company has the right to terminate the agreement or render Seradyn's rights non-exclusive for the region in which the minimum purchases were not met provided

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994

that Seradyn will be guaranteed the prices given to Calypte's most favored customers in the territory. The initial term of the agreement extends through December 1998. Seradyn has the right to extend the agreement for successive two-year terms provided it has met minimum sales requirements. Seradyn has agreed to assist the Company in obtaining regulatory approvals in its distribution territory at the Company's expense. The agreement also grants Seradyn a right of first refusal on distribution rights for certain new products which may be developed during the term of the agreement.

Otsuka Pharmaceutical Co., Ltd.

  In August 1994, the Company entered into a distribution agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), a drug development and distribution company incorporated in Japan. Otsuka is also a stockholder of the Company. The agreement gives Otsuka exclusive distribution rights for the Company's urine-based HIV-1 test and to use the name "Calypte" to market the test in 22 Asian countries, Australia and New Zealand. To maintain exclusivity, the agreement requires that Otsuka purchase certain annual minimums, which increase each year, and total 70 million tests over ten years. Otsuka has agreed to use its best efforts to obtain regulatory approvals for the product in its territory. In 1993, Otsuka paid $500,000 to the Company to be applied against future commercial product purchases from the Company. The Company recorded this $500,000 payment as deferred revenue as of December 31, 1996 and 1995.

  The agreement between the Company and Otsuka is for a term of ten years, and is terminable without cause by Otsuka upon 120-days notice. The Company has committed up to one-half of its total manufacturing capacity to Otsuka. If the Company is unable to meet Otsuka's manufacturing requirements, Otsuka has a right to manufacture tests itself. The agreement also grants Otsuka the right of first refusal to distribute certain new products which may be developed during the term of the agreement.

Travenol Laboratories (Israel) Ltd.

  In December 1994, the Company entered into an agreement with Travenol Laboratories (Israel) Ltd. (Travenol). The agreement gives Travenol exclusive rights to distribute the Company's urine-based HIV-1 test under the trade name "Calypte" within Israel. Under the agreement, Travenol will undertake registration of the product in Israel with the Company paying regulatory fees. The term of the agreement is perpetual unless terminated earlier for specified causes. No minimum purchase levels are required under this agreement.

(17) CONSULTING AND EMPLOYEE AGREEMENTS

  On April 10, 1995, the Company entered into an employment agreement with an officer which was originally effective from May 1, 1995 through December 31, 1996. Under the agreement the officer is receiving a salary of $195,000 per year and is eligible for a bonus under the Company's bonus plan. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year. This agreement has been renewed for the 1997 calendar year. In the event the officer's employment with the Company is terminated by the Company other than for cause, the officer is entitled to receive his base salary for up to nine months. In addition, the Company agreed to pay the officer's relocation expenses in connection with his move to California.

  On January 1, 1995, the Company entered into an employment agreement with an officer for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year. This agreement has been renewed for the 1997 calendar year. In the event the officer's employment is terminated by the Company other than for cause, the officer is entitled to receive his base salary for six months.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


  In October 1995, the Company entered into an employment agreement with an officer for a term from October 1995 through December 1996, which provided for an annual salary of $125,000 and a bonus under the Company's bonus plan, reimbursement for the cost of a corporate apartment, which expenses shall be increased sufficiently to reimburse for taxes owed on such expenses, and certain change in control provisions. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year. In the event the officer's employment is terminated by the Company other than for cause, the officer will receive his base salary for six months. This agreement has been renewed for the 1997 calendar year.

  The Company has entered into other employee and consulting agreements with varying terms, in the ordinary course of business.

(18) RELATED PARTY TRANSACTIONS

  Included in revenue earned under research and development contracts is $2,099,000 for the period from February 18, 1988 (inception) to December 31, 1996 earned from CBC or its affiliates. The founders of the Company included entities affiliated with CBC.

  In March 1992, the Company advanced $85,000 to a stockholder and officer of the Company in exchange for a note receivable issued by the stockholder and officer. In anticipation of the forgiveness of a portion of the note, the Company wrote-off half of the note during 1995. The entire note was forgiven during 1996. Interest income recognized by the Company and paid by the borrower was $4,000, $6,000, and $6,000 in 1996, 1995, and 1994, respectively.

  In January 1994, the Company entered into an agreement with a stockholder of the Company for management services. Expense related to cash payments under this agreement for such services was $83,000, $138,000 and $135,000 for 1996, 1995 and 1994, respectively. In addition, options to purchase 154,276 shares of the Company's common stock at a per share price of $0.50 were granted to the stockholder.

  During 1996, the Company paid $72,000 to Pepgen for an exclusive license to all technology that relates to urine-based diagnostics developed by Pepgen. The Company expects to renew this license in 1997 under similar terms.