Form 10-Q
period 1997-03-31
CALYPTE BIOMEDICAL CORP
filed 1997-05-07
CIK 899426

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                ---------------
                                   FORM 10-Q
                                ---------------

(Mark One)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  000-20985


                        CALYPTE BIOMEDICAL CORPORATION
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                06-1226727
(State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                     Identification Number)

             1440 FOURTH STREET, BERKELEY, CALIFORNIA      94710
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

                                 Yes  X    No
                                    -----    -----

     The registrant had 10,470,874 shares of common stock outstanding as of April 29, 1997.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-Q

                                     INDEX


                                                                             PAGE NO.
                                                                             --------

PART I.   FINANCIAL INFORMATION


      Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets  at
               March 31, 1997 and December 31, 1996.........................   3

               Consolidated Condensed Statements of Operations
               for the Three Months Ended March 31, 1997 and
               1996.........................................................   4

               Consolidated Condensed Statements of Cash Flows
               for the Three Months Ended March 31, 1997 and
               1996.........................................................   5

               Notes to Consolidated Condensed Financial
               Statements...................................................   7


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................   9


PART II.  OTHER INFORMATION

      Item 5.  Other Information............................................  12

      Item 6.  Exhibits and Reports on Form 8-K.............................  12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  3/31/97       12/31/96
                                                                (Unaudited)
                                                                -----------    ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents..................................      $  5,653     $  7,924
  Accounts receivable........................................             3           24
  Inventory..................................................           164          205
  Other current assets.......................................           350          170
                                                                   --------     --------
       Total current assets..................................         6,170        8,323

Property and equipment, net of accumulated depreciation of
  $2,375 at March 31, 1997 and $2,187 at December 31, 1996...         1,582        1,761
Other assets.................................................           256          263
                                                                   --------     --------
                                                                   $  8,008     $ 10,347
                                                                   ========     ========

                      LIABILITIES, MANDATORILY REDEEMABLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...........................................      $    407          418
  Accrued expenses...........................................           759          768
  Capital lease obligations - current portion................           439          443
  Deferred revenue...........................................           613          627
                                                                   --------     --------
       Total current liabilities.............................         2,218        2,256
Deferred rent obligation.....................................            48           55
Capital lease obligations - long-term portion................           661          764
                                                                   --------     --------
       Total liabilities.....................................         2,927        3,075

Mandatorily redeemable Series A preferred stock, $0.001 par
 value; no shares authorized, 100,000 shares issued and
 outstanding; aggregate redemption and liquidation value of
 $1,000 plus cumulative dividends............................         1,886        1,856
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred Stock, $0.001 par value; 5,000,000 shares
   authorized; no shares issued and outstanding..............             -            -
  Common Stock, $0.001 par value; 20,000,000 shares
   authorized; 10,469,784 and 10,459,501 shares issued and
   outstanding as of March 31, 1997 and December 31, 1996,
   respectively..............................................            10           10
  Additional paid-in capital.................................        46,280       46,270
  Deferred compensation......................................          (355)        (363)
  Deficit accumulated during development stage...............       (42,740)     (40,501)
                                                                   --------     --------
       Total stockholders' equity (deficit)..................         3,195        5,416
                                                                   ========     ========
                                                                   $  8,008     $ 10,347
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                             Period from
                                                                                             February 18,
                                                                                                 1988
                                                                                              (inception)
                                                                                                through
                                                             Three Months Ended March 31,      March 31,
                                                            ------------------------------   ------------
                                                                1997              1996           1997
                                                            ------------     -------------   ------------

Revenues:
  Product sales..........................................         $    15         $     -        $    145
  Revenue earned under research and development
    contracts, substantially from related parties........               -               -           2,390
                                                                  -------         -------        --------
      Total revenue......................................              15               -           2,535
                                                                  -------         -------        --------
Operating expenses:
  Product costs..........................................             534               -           1,619
  Research and development...............................           1,158           1,828          27,256
  Purchased in-process research and development costs....               -               -           2,500
  Selling, general and administrative....................             593             896          14,853
                                                                  -------         -------        --------
      Total expenses.....................................           2,285           2,724          46,228
                                                                  -------         -------        --------
          Loss from operations...........................          (2,270)         (2,724)        (43,693)
Interest income..........................................              86              37             922
Interest expense.........................................             (55)           (134)           (998)
Other income.............................................               -               5              86
                                                                  -------         -------        --------
     Loss before income taxes and extraordinary item.....          (2,239)         (2,816)        (43,683)
Income Taxes.............................................               -               -             (63)
                                                                  -------         -------        --------
     Loss before extraordinary item......................          (2,239)         (2,816)        (43,746)
Extraordinary gain on debt extinguishment................               -               -             485
                                                                  -------         -------        --------
     Net loss............................................          (2,239)         (2,816)        (43,261)
Less dividend on mandatorily redeemable Series A
        preferred stock..................................             (30)            (30)           (886)
                                                                  -------         -------        --------
Net loss attributable to common stockholders.............         $(2,269)        $(2,846)       $(44,147)
                                                                  =======         =======        ========

Net loss per share attributable to common stockholders...         $ (0.22)        $ (0.41)
                                                                  =======         =======
Weighted average shares used to compute net loss per
  share attributable to common stockholders..............          10,465           6,934
                                                                  =======         =======

    See accompanying notes to consolidated condensed financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             Period from
                                                                                             February 18,
                                                                                                 1988
                                                                                              (inception)
                                                                                               through
                                                             Three Months Ended March 31,     March 31,
                                                            ------------------------------   ------------
                                                                1997            1996             1997
                                                            ------------   ---------------   ------------
Cash flows from operating activities:
 Net loss................................................       $(2,239)          $(2,816)      $(43,261)
 Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization.........................           188               187          2,802
   Loss on sale or disposal of equipment.................             -                 -            115
   Extraordinary gain on debt extinguishment.............             -                 -           (485)
   Amortization of deferred compensation.................            45                44            548
   Compensation paid by stock issuance...................             -                 -             47
   Forgiveness of note receivable from officer...........             -                 -             85
   Purchased in-process research and development costs...             -                 -          2,500
   Changes in operating assets and liabilities:
      Accounts receivable................................            21                 -             (3)
      Inventory..........................................            41                 -           (164)
      Other current assets...............................          (180)             (159)          (111)
      Organizational costs...............................             -                 -           (123)
      Other assets.......................................             7               (17)          (579)
      Accounts payable, accrued expenses and deferred
         revenue.........................................           (34)              676          1,681
      Deferred rent obligation...........................            (7)              (10)            47
      Note payable in exchange for expenses paid on
         behalf of the Company...........................             -                 -            192
                                                                -------           -------       --------
          Net cash used in operating activities..........        (2,158)           (2,095)       (36,709)
                                                                -------           -------       --------
Cash flows from investing activities:
 Proceeds from disposition of equipment..................             -                 -             25
 Purchase of equipment, net..............................            (9)              152         (2,256)
 Investment in Pepgen Corporation........................             -                 -         (1,000)
                                                                -------           -------       --------
          Net cash (used in) provided by
            investing activities.........................            (9)              152         (3,231)
                                                                -------           -------       --------
Cash flows from financing activities:
 Proceeds from sale of stock.............................             3             1,300         48,486
 Expenses paid related to sale of stock..................             -                 -         (2,994)
 Prepaid license fee.....................................             -                 -            500
 Principal payments on notes payable.....................             -                (8)        (4,174)
 Principal payments on capital lease obligations.........          (107)              (66)          (603)
 Proceeds from notes payable.............................             -                 -          2,692
 Capital contributions...................................             -                 -             75
 Joint ventures' capital contributions...................             -                 -          1,611
                                                                -------           -------       --------
          Net cash (used in) provided by
            financing activities.........................          (104)            1,226         45,593
                                                                -------           -------       --------
Net (decrease) increase in cash and cash equivalents.....        (2,271)             (717)         5,653
Cash and cash equivalents at beginning of period.........         7,924             2,559              -
                                                                -------           -------       --------
Cash and cash equivalents at end of period...............       $ 5,653           $ 1,842       $  5,653
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                         Period from
                                                                                                         February 18,
                                                                                                             1988
                                                                                                          (inception)
                                                                                                           through
                                                                        Three Months Ended March 31,      March 31,
                                                                        ----------------------------    -------------
                                                                            1997            1996             1997
                                                                        ------------    ------------    -------------
Supplemental disclosure of cash flow activities:
 Cash paid for interest..............................................           $  55           $ 96         $  892
 Cash paid for income taxes..........................................               -              -             62

Supplemental disclosure of noncash activities:
 Acquisition of equipment through obligations under capital leases...               -            217          1,703
 Accrued liabilities converted to notes payable......................               -              -            363
 Accrued liabilities converted to common stock.......................               -              -             39
 Notes payable converted to common stock.............................               -              -            459
 Notes payable converted to Series B convertible preferred stock.....               -              -             50
 Notes payable issued upon investment in Pepgen Corporation..........               -              -          1,000
 Options issued upon investment in Pepgen Corporation................               -              -            500
 Dividend on mandatorily redeemable Series A preferred stock.........              30             30            886
 Deferred compensation attributable to stock grants..................              37             45            903

    See accompanying notes to consolidated condensed financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 1997 and 1996

(1)  THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the "Company") was incorporated on November 11, 1989 and is a development stage enterprise. The Company's primary activities have been to obtain funding, to perform research and development and to obtain approval for its urine-based diagnostic tests.

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1996 included in Form 10-K filed with the SEC on March 28, 1997.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 1997 and 1996

(3)  INVENTORIES

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of March 31, 1997 and December 31, 1996 consisted of the following:

                                          3/31/97         12/31/96
                                      (in thousands)   (in thousands)
                                      -------------    --------------
               Raw Materials               $     51        $      80
               Work-in-Process                  113              108
               Finished Goods                     -               17
                                           --------        ---------
                 Total Inventory           $    164        $     205
                                           ========        =========

(4)  FDA DATA SUBMISSION

WESTERN BLOT CONFIRMATORY TEST

In March 1997, the Company submitted to the U.S. Food and Drug Administration
(FDA) the additional data requested by the FDA in October 1996. The FDA requested the data before it would approve an amendment to Cambridge Biotech Corporation's product license application for its HIV-1 Western Blot kit. Cambridge Biotech Corporation's HIV-1 Western Blot kit serves as a confirmatory test for the Company's FDA-approved HIV-1 urine screening assay.


(5)  SUBSEQUENT EVENT

LINE OF CREDIT

In April 1997, the Company entered into a line of credit agreement with a bank to borrow up to $2,000,000 at an interest rate of prime plus 2%. The agreement requires the Company to maintain certain financial convenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by the Company's assets.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, set forth in the Form 10-K filed with the Securities and Exchange Commission (SEC) on March 28, 1997. The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K.

OVERVIEW
--------

Since commencement of operations in 1988, Calypte Biomedical Corporation ("the Company" or "Calypte") has reported its results as a development stage company, engaged in research, development and commercialization of its products. The Company's efforts have been primarily focused on developing and obtaining approval for its urine-based diagnostic tests for sexually transmitted diseases. In August 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell in interstate and foreign commerce the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In October 1996, Calypte received notification that the FDA would require additional data before it would approve an amendment to Cambridge Biotech Corporation's product license application for its HIV-1 Western Blot kit to allow use of the Western Blot kit as a confirmatory test with Calypte's HIV-1 urine screening assay. On March 17, 1997, the Company submitted to the FDA the additional data requested by the FDA in connection with such requested amendment to Cambridge Biotech Corporation's product license application.

In January 1997, the Company announced that it had entered into a collaborative research and product development agreement with Trinity Biotech plc of Dublin, Ireland to develop a rapid, one-step HIV test which can be performed on urine samples.

The Company has a limited history of operations and has experienced significant operating losses since inception. As of March 31, 1997, the Company had an accumulated deficit of $42.7 million. The Company expects operating losses to continue as it initiates marketing and sales activities and additional research and development. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's urine-based HIV-1 test to 12 major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and all international markets will be penetrated utilizing diagnostic product distributors. The Company does not have experience in manufacturing, marketing or selling its products in commercial quantities. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS
---------------------

The following represents selected financial data:

                                                            (in thousands)
                                                         --------------------
                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           1997        1996
                                                         ---------   --------

     Total revenue                                        $    15    $     -
                                                          -------    -------
     Operating expenses:
       Product costs                                          534          -
       Research and development                             1,158      1,828
       Purchased in-process research & development              -          -
       Selling, general and administrative                    593        896
                                                          -------    -------
         Total expenses                                     2,285      2,724
                                                          -------    -------
       Loss from operations                                (2,270)    (2,724)
                                                          -------    -------
         Interest income (expense) and other income            31        (92)
                                                          -------    -------
       Loss before income taxes                           $(2,239)   $(2,816)
                                                          =======    =======

Three Months Ended March 31, 1997 and 1996
------------------------------------------

In the first quarter of 1997, Calypte continued to make shipments of its urine-based HIV-1 screening test. Revenues from Calypte's HIV-1 screening test totaled $15,000 for the first quarter. The HIV-1 screening test margin was negative during the quarter due to the overhead expense incurred in relation to the number of units produced.

Research and development expense, consisting primarily of research, manufacturing and quality assurance personnel and materials related to the development of the urine-based HIV-1 test, decreased 37% to $1.2 million for the three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996. The decrease was principally due to the recognition of certain product costs and inventory as separate financial statement items following FDA approval of the Company's HIV-1 screening test.

Selling, general and administrative expenses, consisting primarily of personnel, outside consultants, facility operating leases and related expenses, decreased 34% to $593,000 for the three months ended March 31, 1997 from $896,000 for the three months ended March 31, 1996. The decrease was primarily due to an October 1996 reduction in workforce and a general expense reduction program.

Interest income (expense) and other income, consisting primarily of interest earned on cash and cash equivalents, interest paid on equipment lease financing and interest paid or accrued on outstanding notes payable, increased $123,000 to $31,000 for the three months ended March 31, 1997 from $(92,000) for the three months ended March 31, 1996. The increase was primarily due to interest on the proceeds from the Company's Initial Public Offering and the retirement of debt during the third and fourth quarters of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financing Activities
--------------------

The Company has financed operations from inception primarily through the private placement of preferred stock, the Initial Public Offering (IPO) and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. Since inception through March 31, 1997, the Company has received approximately $33.9 million in net proceeds from private placements of the Company's equity securities and $13.2 million in its IPO. In addition, approximately $1.7 million was borrowed by the Company through equipment lease financings, of which approximately $1.1 million was outstanding as of March 31, 1997, and $2.4 million was received from research and development agreements.

During 1996, the Company completed its IPO of 2,536,259 shares of its Common Stock at $6.00 per share. After deducting underwriters' discounts and commissions and additional expenses associated with the IPO, the Company received net proceeds of $13.2 million.

In April 1997, the Company entered into a line of credit agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 2%. The agreement requires the Company to maintain certain financial convenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by the Company's assets.

Although the Company believes current cash, together with available borrowings under the bank line of credit agreement, will be sufficient to meet the Company's operating expenses and capital requirements through the current fiscal year, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, and intellectual property protection. The Company is spending approximately between $500,000 to $600,000 each month. The Company's cash balance at March 31, 1997 was approximately $5.7 million. Accordingly, the Company may be required to raise additional capital within the next 9-11 months. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

Operating Activities
--------------------

For the three months ended March 31, 1997 and March 31, 1996, the Company's cash used in operations was $2.2 million and $2.1 million, respectively. The cash used in operations was primarily to fund research and development expenses related to the urine-based HIV-1 test along with selling, general and administrative expenses of the Company.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 5.  OTHER INFORMATION

         On January 27, 1997, Calypte announced that it had entered into a collaborative research and product development agreement with Trinity Biotech plc of Dublin, Ireland to develop a rapid, one-step HIV test which can be performed on urine samples.

         On March 17, 1997, Calypte submitted to the U.S. Food and Drug Administration the additional data requested in October 1996 regarding Cambridge Biotech Corporation's product license application for its HIV-1 Western Blot kit. Cambridge Biotech Corporation's HIV-1 Western Blot kit serves as a confirmatory test for Calypte's FDA-approved HIV-1 urine screening assay.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibit 11 - Computation of Loss Per Share

            Exhibit 27 - Financial Data Schedule

         b. Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CALYPTE BIOMEDICAL CORPORATION
                             ------------------------------
                             (Registrant)



Date:  May 7, 1997           By:     /s/ John J. DiPietro
                                  ------------------------
                             John J. DiPietro
                             Vice President - Finance, Chief Financial Officer
                             and Secretary  (Principal Accounting Officer)