Form 10-Q
period 1997-06-30
CALYPTE BIOMEDICAL CORP
filed 1997-08-14
CIK 899426

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                               ________________

                                   FORM 10-Q

                               ________________

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to ________

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


                          Yes  X       No_____
                             ------

    The registrant had 10,513,454 shares of common stock outstanding as of
                                July 25, 1997.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-Q

                                     INDEX

                                                                                          PAGE NO.
                                                                                          --------
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets at June 30, 1997
               and December 31, 1996........................................................      3

               Consolidated Condensed Statements of Operations for the Three
               Months and Six Months Ended June  30, 1997 and 1996..........................      4

               Consolidated Condensed Statements of Cash Flows for the Six Months
               Ended June 30, 1997 and 1996.................................................      5

               Notes to Consolidated Condensed Financial
               Statements...................................................................      7

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................................     10

PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.............................................     18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          6/30/97        12/31/96
                                                                        (Unaudited)
                                                                        -------------   -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents.............................................    $  4,076       $  7,924
  Accounts receivable...................................................          80             24
  Inventory.............................................................         139            205
  Notes receivable from officers........................................         150              -
  Other current assets..................................................         328            170
                                                                           ---------       --------
       Total current assets.............................................       4,773          8,323
Property and equipment, net of accumulated depreciation of
  $2,555 at June 30, 1997 and $2,187 at December 31, 1996...............       1,468          1,761
Other assets............................................................         228            263
                                                                           ---------       --------
                                                                           $   6,469       $ 10,347
                                                                           =========       ========
                      LIABILITIES, MANDATORILY REDEEMABLE
                   PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................   $    419        $    418
  Accrued expenses......................................................        959             768
  Note payable..........................................................        500               -
  Capital lease obligations - current portion...........................        451             443
  Deferred revenue......................................................        573             627
                                                                           --------        --------
       Total current liabilities........................................      2,902           2,256
Deferred rent obligation................................................         40              55
Capital lease obligations - long-term portion...........................        501             764
                                                                           --------        --------
       Total liabilities................................................      3,443           3,075
Mandatorily redeemable Series A Preferred Stock, $0.001 par value;
 no shares authorized, 100,000 shares issued and outstanding;
 aggregate redemption and liquidation value of $1,000 plus
  cumulative dividends..................................................      1,916           1,856
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value; 5,000,000 shares authorized;
   no shares issued and outstanding.....................................          -               -
  Common Stock, $0.001 par value; 20,000,000 shares authorized;
   10,480,881 and 10,459,501 shares issued and outstanding as of
   June 30, 1997 and December 31, 1996, respectively....................         10              10
  Additional paid-in capital............................................     46,271          46,270
  Deferred compensation.................................................       (306)           (363)
  Deficit accumulated during development stage..........................    (44,865)        (40,501)
                                                                           --------        --------
       Total stockholders' equity.......................................      1,110           5,416
                                                                           ========        ========
                                                                           $  6,469        $ 10,347
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                                Period from
                                                                                                                February 18,
                                                                                                                    1988
                                                                                                                 (inception)
                                                                Three Months Ended        Six Months Ended         through
                                                                     June 30,                 June 30,             June 30,
                                                              -----------------------   --------------------
                                                                 1997          1996        1997      1996            1997
                                                              --------      --------    --------   ---------     ------------
Revenues:
  Product sales.....................................             $   117      $     -    $   132    $     -       $    262
  Earned under research and development
  contracts, substantially from related parties.....                   -            -          -          -          2,390
                                                                 -------      -------    -------    -------       --------
    Total revenue...................................                 117            -        132          -          2,652
                                                                 -------      -------    -------    -------       --------
Operating expenses:
  Product costs.....................................                 684            -      1,218          -          2,303
  Research and development costs....................                 984        1,743      2,142      3,571         28,240
  Purchased in-process research and
    development costs...............................                   -            -          -          -          2,500
  Selling, general and administrative costs.........                 593          820      1,186      1,716         15,446
                                                                 -------      -------    -------    -------       --------
    Total expenses..................................               2,261        2,563      4,546      5,287         48,489
                                                                 -------      -------    -------    -------       --------
       Loss from operations.........................              (2,144)      (2,563)    (4,414)    (5,287)       (45,837)
Interest income, interest expense and other income..                  21          (63)        52       (155)            31
                                                                 -------      -------    -------    -------       --------
       Loss before income taxes and
         extraordinary item.........................              (2,123)      (2,626)    (4,362)    (5,442)       (45,806)
Income taxes........................................                  (2)          (2)        (2)        (2)           (65)
                                                                 -------      -------    -------    -------       --------
       Loss before extraordinary item...............              (2,125)      (2,628)    (4,364)    (5,444)       (45,871)
Extraordinary gain on debt extinguishment...........                   -            -          -          -            485
                                                                 -------      -------    -------    -------       --------
         Net loss...................................              (2,125)      (2,628)    (4,364)    (5,444)       (45,386)
Less dividends on mandatorily redeemable
  Series A preferred stock..........................                 (30)         (30)       (60)       (60)          (916)
                                                                 -------      -------    -------    -------       --------
Net loss attributable to common stockholders........             $(2,155)     $(2,658)   $(4,424)   $(5,504)      $(46,302)
                                                                 =======      =======    =======    =======       ========
Net loss per share attributable to common
  stockholders......................................              $(0.21)      $(0.35)    $(0.42)    $(0.75)
                                                                 =======      =======    =======    =======

Weighted average shares used to compute
  net loss per share attributable to common
  stockholders......................................              10,477        7,665     10,471      7,300
                                                                 =======      =======    =======    =======


    See accompanying notes to consolidated condensed financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       Period from
                                                                                       February 18,
                                                                                            1988
                                                                                        (inception)
                                                                                          through
                                                           Six Months Ended June 30,     June 30,
                                                          ---------------------------
                                                             1997           1996           1997
                                                          -----------  --------------  ------------
Cash flows from operating activities:
 Net loss...............................................     $(4,364)        $(5,444)     $(45,386)
 Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization........................         368             387         2,982
   Loss on sale or disposal of equipment................           -               -           115
   Extraordinary gain on debt extinguishment............           -               -          (485)
   Amortization of deferred compensation................          94             116           597
   Compensation paid by stock issuance..................           -               -            47
   Forgiveness of note receivable from officer..........           -               -            85
   Purchased in-process research and development costs..           -               -         2,500
   Changes in operating assets and liabilities:
      Accounts receivable...............................         (56)              -           (80)
      Inventory.........................................          66               -          (139)
      Other current assets..............................        (158)            (73)          (89)
      Organizational costs..............................           -               -          (123)
      Other assets......................................          35             (96)         (551)
      Accounts payable, accrued expenses and deferred
         revenue........................................         138             485         1,853
      Deferred rent obligation..........................         (15)            (18)           39
      Note payable in exchange for expenses paid on
         behalf of the Company..........................           -               -           192
                                                             -------         -------      --------
          Net cash used in operating activities.........      (3,892)         (4,643)      (38,443)
                                                             -------         -------      --------
Cash flows from investing activities:
 Proceeds from disposition of equipment.................           -               -            25
 Purchase of equipment, net.............................         (75)           (135)       (2,322)
 Notes receivable from officers.........................        (150)              -          (150)
 Investment in Pepgen Corporation.......................           -               -        (1,000)
                                                             -------         -------      --------
          Net cash used in investing activities.........        (225)           (135)       (3,447)
                                                             -------         -------      --------
Cash flows from financing activities:
 Proceeds from sale of stock............................          24           4,924        48,507
 Expenses paid related to sale of stock.................           -            (129)       (2,994)
 Prepaid license fee....................................           -               -           500
 Principal payments on notes payable....................           -            (511)       (4,174)
 Principal payments on capital lease obligations........        (255)           (153)         (751)
 Proceeds from notes payable............................         500               -         3,192
 Capital contributions..................................           -               -            75
 Joint ventures' capital contributions..................           -               -         1,611
                                                             -------         -------      --------
          Net cash provided by financing activities.....         269           4,131        45,966
                                                             -------         -------      --------
Net (decrease) increase in cash and cash equivalents....      (3,848)           (647)        4,076
Cash and cash equivalents at beginning of period........       7,924           2,558             -
                                                             -------         -------      --------
Cash and cash equivalents at end of period..............     $ 4,076         $ 1,911      $  4,076
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                     Period from
                                                                                                     February 18,
                                                                                                        1988
                                                                                                     (inception)
                                                                                                       through
                                                                          Six Months Ended June 30,    June 30,
                                                                          -------------------------
                                                                             1997           1996          1997
                                                                          ----------     ----------    ---------
Supplemental disclosure of cash flow activities:
 Cash paid for interest.............................................          $103        $ 196        $  940
 Cash paid for income taxes.........................................             2            2            64
Supplemental disclosure of noncash activities:
 Acquisition of equipment through obligations under capital leases..             -          217         1,703
 Accrued liabilities converted to notes payable.....................             -            -           363
 Accrued liabilities converted to common stock......................             -            -            39
 Notes payable converted to common stock............................             -            -           459
 Notes payable converted to Series B convertible preferred stock....             -            -            50
 Notes payable issued upon investment in Pepgen Corporation.........             -            -         1,000
 Options issued upon investment in Pepgen Corporation...............             -            -           500
 Dividend on mandatorily redeemable Series A preferred stock........            60           60           916
 Deferred compensation attributable to stock grants.................            37          168           903

    See accompanying notes to consolidated condensed financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996

(1)  THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the "Company") was incorporated on November 11, 1989 and is a development stage enterprise. The Company's primary activities have been to obtain funding, to perform research and development and to obtain approval for its urine-based diagnostic tests.

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1996 included in Form 10-K filed with the SEC on March 28, 1997.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these notes to consolidated financial statements for these periods is unaudited.


(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc. and Calypte Biomedical Company (the Joint Venture). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its interest in Pepgen Corporation (Pepgen) under the equity method.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company expects basic EPS will be equivalent to primary EPS as presented in the accompanying condensed consolidated financial statements.


(3)  INVENTORIES

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of June 30, 1997 and December 31, 1996 consisted of the following:

                                         6/30/97         12/31/96
                                      (in thousands)  (in thousands)
                                      --------------  --------------
               Raw Materials             $     60       $      80
               Work-in-Process                 79             108
               Finished Goods                   -              17
                                         --------       ---------
                 Total Inventory         $    139       $     205
                                         ========       =========

(4)  LINE OF CREDIT

In April 1997, the Company entered into a bank line of credit agreement expiring March 1998 to borrow up to $2,000,000 at an interest rate of prime plus 2%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by the Company's assets.

In June 1997, the Company drew down $500,000 on the bank line of credit.


(5)  NOTES RECEIVABLE FROM OFFICERS

In May 1997, a loan for $70,000 was made to an officer of the Company. The loan is evidenced by a promissory note and is secured by 30,000 stock options. The interest on the outstanding principal balance of the loan is a variable rate of the prime rate plus 1%. The loan is due the earlier of (1) October 31, 1997 or
(2) such time that the Company's cash and cash equivalents is less than $2.5 million excluding any amounts drawn down on the bank line of credit.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996

During 1997, in recognition of a Technology Rights Agreement entered into between the Company and an officer of the Company, the Company funded the expenses of a research foundation started by that officer. The Company has entered into a loan agreement with the officer to repay such funding to the Company and to limit the funding to a maximum of $90,000. The loan is evidenced by a promissory note and is secured by the officer's stock options to purchase common stock with a market value of 200% of the outstanding loan balance. The interest on the outstanding principal balance of the loan is a variable rate of the prime rate plus 1%. The principal amount and all accrued interest is due on December 1, 1997.


(6)  SUBSEQUENT EVENTS

Line of Credit

In July 1997, the Company drew down an additional $500,000 on the bank line of credit, thereby increasing the note payable to $1.0 million. The Company does not expect any additional drawdowns to be available on the line of credit until it has secured future equity financing, since the additional drawdowns would cause the Company to fail to meet certain financial covenants. Under the terms of the line of credit agreement, if the financial covenants are not met, the Company would be in default, and if the default cannot be cured within thirty days, the line of credit may become immediately due and payable.

Operating Leases

In July 1997, the Company signed a second addendum to the noncancelable operating lease for the Alameda, California facility. Under the terms of the lease, the lease period was extended for a period of five years, commencing on November 15, 1998 and terminating on November 14, 2003. Future minimum rental payments under all noncancelable operating leases as of July 21, 1997 were:

                      Year ended December 31,     (in thousands)
                      1997                        $   282
                      1998                            472
                      1999                            352
                      2000                            353
                      2001                            366
                      2002 and thereafter             685
                                                  -------
                                                  $ 2,510
                                                  =======

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Factors That May Affect Future Results, Events or Performance" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company has a limited history of operations and has experienced significant operating losses since inception. As of June 30, 1997, the Company had an accumulated deficit of $44.9 million. The Company expects operating losses to continue as it initiates marketing and sales activities and additional research and development. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to market the Company's urine-based HIV-1 test to major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and international markets will be targeted utilizing diagnostic product distributors.

RESULTS OF OPERATIONS
---------------------

The following represents selected financial data:

                                                                    (in thousands)
                                                       ----------------------------------------
                                                        Three Months Ended    Six Months Ended
                                                             June 30,             June 30,
                                                       --------------------  ------------------
                                                         1997       1996       1997      1996
                                                       ---------  ---------  --------  --------

 Total revenue                                          $   117    $     -   $   132   $     -
                                                        -------    -------   -------   -------
 Operating expenses:
   Product costs                                            684          -     1,218         -
   Research and development                                 984      1,743     2,142     3,571
   Selling, general and administrative                      593        820     1,186     1,716
                                                        -------    -------   -------   -------
     Total expenses                                       2,261      2,563     4,546     5,287
                                                        -------    -------   -------   -------
   Loss from operations                                  (2,144)    (2,563)   (4,414)   (5,287)
 Interest income, interest expense and other income          21        (63)       52      (155)
                                                        -------    -------   -------   -------
   Loss before income taxes                             $(2,123)   $(2,626)  $(4,362)  $(5,442)
                                                        =======    =======   =======   =======

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

In the second quarter of 1997, revenues from Calypte's HIV-1 screening test totaled $117,000 as compared to no revenue in the prior year's comparable period. There were no sales in the prior year's quarter as the Company had not yet received FDA approval of the HIV-1 screening test. The HIV-1 screening test margin was negative during the quarter due to the overhead expense incurred in relation to the number of units produced.

Research and development expenses decreased 44% to $984,000 for the three months ended June 30, 1997 from $1.7 million for the three months ended June 30, 1996. The decrease was principally due to the recognition of certain product costs as inventory and cost of sales rather than research and development following FDA approval of the Company's HIV-1 screening test.

Selling, general and administrative expenses decreased 28% to $593,000 for the three months ended June 30, 1997 from $820,000 for the three months ended June 30, 1996. The decrease was primarily due to the October 1996 reduction in workforce.

Interest income, interest expense and other income increased $84,000 to $21,000 for the three months ended June 30, 1997 from ($63,000) for the three months ended June 30, 1996. The increase was primarily due to interest on the proceeds from the Initial Public Offering (IPO) offset by interest expense on the Company's notes payable and capital leases.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

Revenues from Calypte's HIV-1 screening test totaled $132,000 for the six month period ended June 30, 1997 as compared to no revenue in the prior year's comparable period. There were no sales in the prior year's period as the Company had not yet received FDA approval of the HIV-1 screening test. The HIV-1 screening test margin was negative during the six months due to the overhead expense incurred in relation to the number of units produced.

Research and development expense decreased 40% to $2.1 million for the six months ended June 30, 1997 from $3.6 million for the six months ended June 30, 1996. The decrease was principally due to the recognition of certain product costs as inventory and cost of sales rather than research and development following FDA approval of the Company's HIV-1 screening test.

Selling, general and administrative expenses decreased 31% to $1.2 million for the six months ended June 30, 1997 from $1.7 million for the six months ended June 30, 1996. The decrease was primarily due to the October 1996 reduction in workforce.

Interest income, interest expense and other income increased $207,000 to $52,000 for the six months ended June 30, 1997 from ($155,000) for the six months ended June 30, 1996. The increase was primarily due to interest earned on the IPO proceeds offset by interest expense on the Company's notes payable and capital leases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financing Activities
--------------------

The Company has financed operations from inception primarily through an IPO, the private placement of preferred stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. Since inception through June 30, 1997, the Company has received approximately $33.9 million in net proceeds from private placements of the Company's equity securities and $13.2 million in its IPO. In addition, approximately $1.7 million was borrowed by the Company through equipment lease financings, of which approximately $952,000 was outstanding as of June 30, 1997, $2.4 million was received from research and development agreements, and $2.5 million have been borrowed through bank lines of credit, of which $500,000 was outstanding as of June 30, 1997.

During 1996, the Company completed its IPO of 2,536,259 shares of its Common Stock at $6.00 per share. After deducting underwriters' discounts and commissions and additional expenses associated with the IPO, the Company received net proceeds of $13.2 million.

In April 1997, the Company entered into a line of credit agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 2%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by the Company's assets. In June 1997, the Company drew down $500,000 on the line of credit. Subsequently, in July 1997, the Company drew down an additional $500,000 on the line of credit, thereby increasing the note payable to $1.0 million. The Company does not expect any additional drawdowns to be available on the line of credit until it has secured future equity financing, since the additional drawdowns would cause the Company to fail to meet certain financial covenants. Under the terms of the line of credit agreement, if the financial covenants are not met, the Company would be in default, and if the default cannot be cured within thirty days, the line of credit may become immediately due and payable.

Although the Company believes current cash, together with available borrowings under the bank line of credit agreement, will be sufficient to meet the Company's operating expenses and capital requirements through the current fiscal year, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, and intellectual property protection. The Company's cash balance at June 30, 1997 was approximately $4.1 million, which includes a $500,000 drawdown on the bank line of credit, and the cash requirements over the last six months have averaged $641,000 per month. Accordingly, the Company may be required to raise additional capital before the end of 1997. There can be no assurance that such capital will be available on acceptable terms, if at all. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

Operating Activities
--------------------

For the six months ended June 30, 1997 and June 30, 1996, the Company's cash used in operations was $3.9 million and $4.6 million, respectively. The cash used in operations was primarily to fund research and development expenses related to the urine-based HIV-1 test along with selling, general and administrative expenses of the Company.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT
-----------------------------------------

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company expects basic EPS will be equivalent to primary EPS as presented in the accompanying condensed consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS, EVENTS OR PERFORMANCE
-------------------------------------------------------------

The Company wishes to caution readers that the following important factors, among others, may affect the Company's future results, events or performance and could cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made by the Company in this report or presented elsewhere by the Company from time to time.

Dependence on Sole Source of Supply and Regulatory Approval of Confirmatory Test
--------------------------------------------------------------------------------

In order to minimize the possibility of false positive reports, positive HIV screening results must be confirmed with an additional test format before being reported to the physician or patient in the United States and in most developed countries. The Company has entered into an agreement with Cambridge Biotech Corporation (Cambridge Biotech) under which both the Company and Cambridge Biotech will market and distribute a urine-capable western blot confirmatory test which uses technology licensed from the Company. The western blot kit manufactured by Cambridge Biotech has already received FDA approval for blood testing, and is the only confirmatory test for which application has been made for FDA approval for use with urine. Clinical data related to the Cambridge Biotech License Application Amendment was reviewed by the U.S. Food and Drug Administration (FDA) Blood Products Advisory Committee (BPAC) on June 21, 1996. The BPAC provides guidance to the FDA on issues related to product license applications currently under review by the FDA. At the June 21, 1996 meeting, the BPAC determined that the clinical data and test protocol of the Cambridge Biotech urine western blot confirmatory test supported its use to determine a positive HIV-1 test result. Based on the data presented, the BPAC recommended that the Cambridge Biotech urine western blot confirmatory test not be considered a stand-alone supplemental test and that positive reported results in urine be subsequently verified by using a blood sample. While any recommendation of the BPAC is not binding on the FDA, there can be no assurance that the FDA will grant approval of the Cambridge Biotech urine confirmatory test. In October 1996, the Company received notification that the FDA would require additional data before it would approve an amendment to Cambridge Biotech's product license application for its urine-based HIV-1 western blot kit, to be used as a confirmatory test with Calypte's HIV-1 urine screening assay. On March 17, 1997, the Company submitted to the FDA the additional data requested by the FDA before it would approve an amendment to Cambridge Biotech's product license application for its HIV-1 western blot kit. There can be no assurance that the FDA will grant approval of the Cambridge Biotech urine confirmatory test. Any significant delay in obtaining approval for the Cambridge Biotech urine confirmatory test or the failure to obtain such approval at all could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on Proprietary Technology and Know-How; License Obligations
--------------------------------------------------------------------

The Company believes that its future success will depend in large part on its ability to protect its patents and proprietary rights. Accordingly, the Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. In addition, the Company has the right to utilize certain patents and proprietary rights under licensing agreements with New York University, Cambridge Biotech, Repligen, Texas A&M University System and Stanford University. These license arrangements secure intellectual property rights for the manufacture and sale of the Company's products. There can be no assurance that such intellectual property rights will be sufficient or that such patents and proprietary rights can be adequately protected.

Uncertainty of Market Acceptance; Lack of Sales and Marketing Experience
------------------------------------------------------------------------

The Company's products represent a new method of determining the presence of HIV antibodies and there can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients, or health care payors, even if necessary international and U.S. regulatory and reimbursement approvals are obtained. The Company believes that recommendations and endorsements by the medical community will be essential for market acceptance of the products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company has no experience marketing and selling its products either directly or through its distributors. The Company's marketing strategy relies upon its alliance with third-party distributors for the success of its products. There can be no assurance that the Company's direct sales force will be effective, that its distributors will market successfully the Company's products or that, if such relationships are terminated, the Company will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the Company's distribution, sales or marketing network, or failure of the Company's products to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on a Single Product
------------------------------

The Company's HIV-1 urine-based screening test is the Company's only FDA-approved product. Because the screening test is the Company's sole product, the Company could be required to cease operations if Cambridge Biotech's confirmatory test does not receive FDA approval or if the Company's test, together with the Cambridge Biotech urine confirmatory test, fail to achieve market acceptance or generate significant revenue.

Dependence Upon Key Suppliers
-----------------------------

The Company purchases raw materials and components used in the manufacture of its product from various suppliers and relies on single sources for several of these components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company has a number of single-source components, and any delay or interruption in supply of these components could significantly impair the Company's ability to manufacture its products in sufficient quantities, and therefore would have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities in support of commercial sales.

Limited Manufacturing Experience; Scale-Up Risk
-----------------------------------------------

The Company has limited experience in manufacturing its products. The Company currently manufactures its products in limited quantities for submission to the FDA for ongoing compliance, international clinical trials and building its inventory in anticipation of commercialization. The Company does not have experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving production yields, quality control and assurance, raw material supply and shortages of qualified personnel. The larger Alameda facility will be needed if initial demand exceeds the more limited capacity of the Berkeley facility. Difficulties encountered by the Company in manufacturing scale-up to meet demand, including delays in receiving FDA approval for the Alameda facility, could have a material adverse effect on its business, financial condition and results of operations.

Dependence Upon International Distributors and Sales
----------------------------------------------------

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

Intense Competition in Company's Markets and Rapid Technological Advances by
----------------------------------------------------------------------------
Competitors
-----------

Competition in the in vitro diagnostic market is intense and is expected to increase. Within the United States, the Company will face competition from a number of well-established manufacturers of blood-based enzyme immunoassays, plus at least one system for the detection of HIV antibodies using oral fluid samples. In addition, the Company may face intense competition from competitors with significantly greater financial, marketing and distribution resources than the Company, several of whom may have already submitted applications to the FDA for approval of their over-the-counter (OTC) products. There can no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed by the Company or that would render the Company's technologies or products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that competitors will not succeed in obtaining regulatory approval for such products, or introducing or commercializing them prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Fluctuations in Quarterly Results
-------------------------------------------

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

Extensive Government Regulation
-------------------------------

The Company's products are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (the Act), as amended by the Medical Device Amendments of 1976 and the Safe Medical Devices Act of 1990, among other laws. Under the Act, the FDA regulates the preclinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States. The FDA prohibits a device, whether or not cleared under a 510(k) premarket notification or approved under a pre-market application, from being marketed for unapproved clinical uses. If the FDA believes that a company is not in compliance with the regulations, it can institute proceedings to detain or seize a product, issue a recall, prohibit marketing and sales of such company's products and assess civil and criminal penalties against such company, its officers or its employees. Furthermore, the Company plans to sell products in certain foreign countries which impose local regulatory requirements. The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. Failure to comply with the FDA and similar foreign requirements could result in civil monetary penalties or criminal sanctions, restrictions on or injunctions against marketing of the Company's products. Additional enforcement actions may potentially include seizure or recall of the Company's products, and other regulatory action. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances in a timely manner or at all, and delays in receipt of or failure to receive such approvals or clearances, loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Establishment and Regulation of Reference Laboratory
----------------------------------------------------

The Company intends to establish a clinical reference laboratory in connection with seeking approval for an OTC home urine collection kit for HIV-1. There are a number of risks in establishing a reference laboratory especially for testing for HIV. The Company must, among other actions, seek to hire and retain key laboratory personnel, purchase necessary equipment, secure required permits, incur marketing expenses, obtain customers, and comply with government regulations. The Company's planned laboratory would test for HIV using the Company's urine-based HIV-1 test and, if approvals are obtained, receive home collected urine for HIV testing. The Company may be required to offer counseling in connection with the reporting of results to laboratory customers. There can be no assurance that the Company can establish or receive the necessary approval for the laboratory.

Product Liability and Recall Risk; Limited Insurance Coverage
-------------------------------------------------------------

The manufacture and sale of medical diagnostic products entail the risk of product liability claims or product recalls. While the Company maintains product liability insurance, the Company faces the risk of litigation in the event of false positive or false negative reports. There can be no assurance that the Company's existing insurance coverage limits will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel
-----------------------------

The Company is dependent upon a number of key management and technical personnel. The Company has employment agreements with some members of its core management team. The Company's ability to manage its transition to commercial-scale operations, and hence its success, will depend on the efforts of these individuals, among others. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract the retain such personnel.


Control by Directors, Executive Officers and Affiliated Entities
----------------------------------------------------------------

The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 35% of the Company's outstanding Common Stock. Accordingly, these stockholders, individually and as a group, may be able to substantially influence the outcome of matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.


Possible Volatility of Stock Price
----------------------------------

There can be no assurance than an active trading market will be maintained in the Company's Common Stock. The Company's Common Stock is listed on the NASDAQ Small Cap Market System. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States. and internationally, changes in stock market analysts' recommendations regarding the Company, other medical products companies or the medical product industry generally and general market conditions may have a significant effect on the market price of the Common Stock.


Potential Adverse Effect on Market Price of Shares Eligible for Future Sale
---------------------------------------------------------------------------

Substantially all of the shares of the Company's outstanding Common Stock are freely tradeable. Sales of Common Stock (including shares issued upon the exercise of outstanding options) in the public market could materially adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

Anti-Takeover Effect of Certain Charter Provisions
--------------------------------------------------

Certain provisions of the Company's Certificate of Incorporation and Bylaws could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit increases in the market price of the Common Stock that could result from takeover attempts. In addition, the Board of Directors of the Company, without further stockholder approval, may issue Preferred Stock with such terms as the Board of Directors may determine, that could have the effect of delaying or preventing a change in control of the Company. The issuance of Preferred Stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

                          PART II.  OTHER INFORMATION
                          ---------------------------

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


                               CALYPTE BIOMEDICAL CORPORATION
                               ------------------------------
                               (Registrant)



Date:  August 14, 1997         By:/s/ John J. DiPietro
                                  ---------------------------
                               John J. DiPietro
                               Vice President - Finance, Chief Financial Officer
                               and Secretary  (Principal Accounting Officer)