Form 10-Q
period 1997-09-30
CALYPTE BIOMEDICAL CORP
filed 1997-11-13
CIK 899426

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                             -------------------
                                   FORM 10-Q
                             -------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition  period from         to
                               ---------  -----------

Commission file number:   000-20985


                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)



               DELAWARE                                 06-1226727
(State or other jurisdiction of incorporation        (I.R.S. Employer
           or organization)                       Identification Number)


                1440 FOURTH STREET, BERKELEY, CALIFORNIA  94710
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


     The registrant had 13,193,347 shares of common stock outstanding as of November 10, 1997.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-Q

                                     INDEX


                                                                   Page No.
                                                                   --------

PART I.  FINANCIAL INFORMATION


      Item 1.   Financial Statements:

                Consolidated Condensed Balance Sheets  at
                 September 30, 1997 and December 31, 1996............  3

                Consolidated Condensed Statements of Operations
                 for the Three Months and Nine Months Ended
                 September  30, 1997 and 1996........................  4

                Consolidated Condensed Statements of Cash Flows
                 for the Nine Months Ended September 30, 1997
                 and 1996............................................  5

                Notes to Consolidated Condensed Financial Statements.  7

      Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................. 10


PART II.  OTHER INFORMATION


      Item 2.   Changes in Securities and Use of Proceeds............ 19

      Item 5.   Other Information.................................... 19

      Item 6.   Exhibits and Reports on Form 8-K..................... 19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       9/30/97        12/31/96
                                                                                     (Unaudited)
                                                                                     -----------    -----------
                                     ASSETS
Current assets:
 Cash and cash equivalents............................................................  $  2,076        $  7,924
 Accounts receivable..................................................................        36              24
 Inventory............................................................................       159             205
 Notes receivable from officers and employees.........................................       240               -
 Other current assets.................................................................       190             170
                                                                                        --------         -------
         Total current assets.........................................................     2,701           8,323
Property and equipment, net of accumulated depreciation of
 $ 2,735 at September 30, 1997 and $2,187 at December 31, 1996........................     1,300           1,761
Other assets..........................................................................       228             263
                                                                                        --------        --------
                                                                                        $  4,229        $ 10,347
                                                                                        ========        ========
                      LIABILITIES, MANDATORILY REDEEMABLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................................................................  $    349        $    418
 Accrued expenses.....................................................................     1,091             768
 Capital lease obligations - current portion..........................................       438             443
 Deferred revenue.....................................................................       573             627
                                                                                         -------         -------
         Total current liabilities....................................................     2,451           2,256
Deferred rent obligation..............................................................        33              55
Capital lease obligations - long-term portion.........................................       421             764
                                                                                         -------         -------
         Total liabilities............................................................     2,905           3,075
Mandatorily redeemable Series A Preferred Stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and
  liquidation value of $1,000 plus cumulative dividends...............................     1,946           1,856
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares
     issued and outstanding...........................................................         -               -
  Common Stock, $0.001 par value; 20,000,000 shares authorized;
      10,556,180 and 10,459,501 shares issued and outstanding as of
      September 30, 1997 and December 31, 1996, respectively..........................        11              10
  Additional paid-in capital..........................................................    46,275          46,270
  Deferred compensation...............................................................      (258)           (363)
  Deficit accumulated during development stage........................................   (46,650)        (40,501)
                                                                                        --------        --------
         Total stockholders' equity...................................................      (622)          5,416
                                                                                        --------        --------
                                                                                        $  4,229        $ 10,347
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

                   CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                          Period from
                                                                                                          February 18,
                                                                                                             1988
                                                             Three Months Ended     Nine Months Ended     (inception)
                                                                September 30,          September 30,        through
                                                             ------------------    ------------------     September 30,
                                                               1997      1996         1997      1996          1997
                                                               ----      ----         ----      ----          ----
Revenue:
   Product sales..........................................   $    93   $   129      $   225   $   129       $    355
   Earned under research and development
   contracts, substantially from related parties........           -         -            -         -          2,390
                                                             -------   -------      -------   -------       --------
     Total revenue........................................        93       129          225       129          2,745
                                                             -------   -------      -------   -------       --------

Operating expenses:
   Product costs..........................................       592       710        1,810       710          2,895
   Research and development costs.........................       755       987        2,897     4,558         28,995
   Purchased in-process research and
     development costs....................................         -         -            -         -          2,500
   Selling, general and administrative costs..............       523     1,040        1,709     2,756         15,969
                                                             -------   -------      -------   -------       --------
     Total expenses.......................................     1,870     2,737        6,416     8,024         50,359
                                                             -------   -------      -------   -------       --------
       Loss from operations...............................    (1,777)   (2,608)      (6,191)   (7,895)       (47,614)
Interest income, interest expense and other income........        (8)       32           44      (123)            23
                                                             -------   -------      -------   -------       --------

       Loss before income taxes and
         extraordinary item...............................    (1,785)   (2,576)      (6,147)   (8,018)       (47,591)

Income taxes..............................................         -         -           (2)       (2)           (65)
                                                             -------   -------      -------   -------       --------

       Loss before extraordinary item.....................    (1,785)   (2,576)      (6,149)   (8,020)       (47,656)

Extraordinary gain on debt extinguishment.................         -         -            -         -            485
                                                             -------   -------      -------   -------       --------

         Net loss.........................................    (1,785)   (2,576)      (6,149)   (8,020)       (47,171)

Less dividends on mandatorily redeemable
  Series A preferred stock................................       (30)      (30)         (90)      (90)          (946)
                                                             -------   -------      -------   -------       --------

Net loss attributable to common stockholders..............   $(1,815)  $(2,606)     $(6,239)  $(8,110)      $(48,117)
                                                             =======   =======      =======   =======       ========

Net loss per share attributable to common
  stockholders............................................   $ (0.17)  $ (0.27)     $ (0.60)  $ (1.00)
                                                             =======   =======      =======   =======

Weighted average shares used to compute
  net loss per share attributable to common
  stockholders............................................    10,521     9,723       10,488     8,113
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                Period from
                                                                                                                February 18,
                                                                                                                   1988
                                                                                                                (inception)
                                                                         Nine Months Ended September 30,          through
                                                                         -------------------------------        September 30,
                                                                            1997              1996                  1997
                                                                            ----              ----                  ----
Cash flows from operating activities:
   Net loss........................................................     $  (6,149)       $   (8,020)             $(47,171)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
       Depreciation and amortization...............................           550               574                 3,164
       Loss on sale or disposal of equipment.......................             -                 -                   115
       Extraordinary gain on debt extinguishment...................             -                 -                  (485)
       Amortization of deferred compensation.......................           142               178                   645
       Compensation paid by stock issuance.........................             -                 -                    47
       Forgiveness of note receivable from officer.................             -                43                    85
       Purchased in-process research and development costs.........             -                 -                 2,500
       Changes in operating assets and liabilities:
           Accounts receivable.....................................           (12)              (99)                  (36)
           Inventory...............................................            46              (138)                 (159)
           Other current assets....................................           (20)              360                    49
           Organizational costs....................................             -                 -                  (123)
           Other assets............................................            35              (147)                 (551)
           Accounts payable, accrued expenses and deferred
                revenue............................................           200               315                 1,915
         Deferred rent obligation..................................           (22)              (26)                   32
           Note payable in exchange for expenses paid on
                behalf of the Company..............................             -                 -                   192
                                                                        ---------        ----------              --------
                  Net cash used in operating activities............        (5,230)           (6,960)              (39,781)
                                                                        ---------        ----------              --------
Cash flows from investing activities:
   Proceeds from disposition of equipment..........................             -                 -                    25
   Purchase of equipment, net......................................           (87)             (257)               (2,334)
   Notes receivable from officers and employees....................          (240)                -                  (240)
   Investment in Pepgen Corporation................................             -                 -                (1,000)
                                                                        ---------        ----------              --------
                  Net cash used in investing activities ...........          (327)             (257)               (3,549)
                                                                        ----------       ----------              --------
Cash flows from financing activities:
   Proceeds from sale of stock.....................................            57            20,187                48,540
   Expenses paid related to sale of stock..........................             -            (2,124)               (2,994)
   Prepaid license fee.............................................             -                 -                   500
   Principal payments on notes payable.............................        (1,000)           (2,259)               (5,174)
   Principal payments on capital lease obligations.................          (348)             (239)                 (844)
   Proceeds from notes payable.....................................         1,000                 -                 3,692
   Capital contributions...........................................             -                 -                    75
   Joint ventures' capital contributions...........................             -                 -                 1,611
                                                                        ---------        ----------              --------
                  Net cash provided by financing activities........          (291)           15,565                45,406
                                                                        ---------        ----------              --------
Net (decrease) increase in cash and cash equivalents...............        (5,848)            8,348                 2,076
Cash and cash equivalents at beginning of period...................         7,924             2,558                     -
                                                                        ---------        ----------              --------
Cash and cash equivalents at end of period.........................     $   2,076        $   10,906              $  2,076
                                                                        =========        ==========              ========

    See accompanying notes to consolidated condensed financial statements.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                      Period from
                                                                                                                     February 18,
                                                                                                                         1988
                                                                                                                      (inception)
                                                                                 Nine Months Ended September 30,        through
                                                                                 -------------------------------     September 30,
                                                                                     1997          1996                 1997
                                                                                     ----          ----                 ----
   Supplemental disclosure of cash flow activities:
     Cash paid for interest.....................................................   $  149        $  275                $   986
     Cash paid for income taxes.................................................        2             2                     64
   Supplemental disclosure of noncash activities:
     Acquisition of equipment through obligations under capital leases..........        -           370                  1,703
     Accrued liabilities converted to notes payable.............................        -             -                    363
     Accrued liabilities converted to common stock..............................        -             -                     39
     Notes payable converted to common stock....................................        -             -                    459
     Notes payable converted to Series B convertible preferred stock............        -             -                     50
     Notes payable issued upon investment in Pepgen Corporation.................        -             -                  1,000
     Options issued upon investment in Pepgen Corporation.......................        -             -                    500
     Dividend on mandatorily redeemable Series A preferred stock................       90            90                    946
     Deferred compensation attributable to stock grants.........................       37           168                    903

     See accompanying notes to consolidated condensed financial statements.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996


(1)   THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the Company) was incorporated on November 11, 1989 and is a development stage enterprise. The Company's primary activities have been to obtain funding, perform research and development and obtain approval for its urine-based diagnostic tests.

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1996 included in Form 10-K filed with the SEC on March 28, 1997.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these notes to consolidated financial statements for these periods is unaudited.


(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc. and Calypte Biomedical Company (the Joint Venture). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996



The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) and No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company expects basic EPS will be equivalent to primary EPS as presented in the accompanying condensed consolidated financial statements. SFAS No. 129 is required to be adopted on December 31, 1997. At that time, the Company will be required to disclose the liquidation preference of preferred stock and the amount of redemption requirements of redeemable stock. The impact of SFAS No. 129 is not expected to be material for the quarter and nine month period ended September 30, 1997.

(3)   INVENTORIES

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of September 30, 1997 and December 31, 1996 consisted of the following:

                                         9/30/97          12/31/96
                                     (in thousands)    (in thousands)
                                     --------------    --------------
    Raw Materials                      $       40        $      80
    Work-in-Process                           119              108
    Finished Goods                              -               17
                                       ----------        ---------

        Total Inventory                $      159        $     205
                                       ==========        =========

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

The Company drew down $500,000 in June 1997 and $500,000 in July 1997 on the bank line of credit.

In September 1997, the Company paid back $1 million on the bank line of credit and the line of credit was terminated.



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

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996



During 1997, in recognition of a Technology Rights Agreement entered into between the Company and an officer of the Company, the Company funded the expenses of a research foundation started by that officer. The Company has entered into a loan agreement with the officer to repay such funding to the Company and to limit the funding to a maximum of $90,000. The loan is evidenced by a promissory note and is secured by the officer's stock options to purchase common stock with a market value of 200% of the outstanding loan balance. The interest on the outstanding principal balance of the loan is a variable rate of the prime rate plus 1%. The principal amount and all accrued interest are due on December 1, 1997. As of September 30, 1997, the balance outstanding under the loan agreement was $90,000.



See Note (7).



(6)  OPERATING LEASES

In July 1997, the Company signed a second addendum to the noncancelable operating lease for the Alameda, California facility. Under the terms of the lease, the lease period was extended for a period of five years, commencing on November 15, 1998 and terminating on November 14, 2003. Future minimum rental payments under all noncancelable operating leases as of July 21, 1997 were:

                           Years ended December 31,     (in thousands)

                           1997                         $     282
                           1998                               472
                           1999                               352
                           2000                               353
                           2001                               366
                           2002 and thereafter                685
                                                        ---------

                                                        $   2,510
                                                        =========
(7)  SUBSEQUENT EVENTS

On October 13, 1997, the Board of Directors approved to extend the due dates for the two officer's loans mentioned at Note (5) to March 1, 1998 with all other terms of the loan agreements remaining unchanged.



On October 21, 1997, the Company completed a private placement of 2,600,999 shares of Common Stock at $4.25 per share. After deducting placement agent commissions and additional expenses associated with the private placement, the Company received net proceeds of approximately $10.2 million.

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

OVERVIEW
--------

Since commencement of operations in 1988, Calypte Biomedical Corporation (the Company or Calypte) has reported its results as a development stage company, engaged in research, development and commercialization of its products. The Company's efforts have been primarily focused on developing and obtaining approval for its urine-based diagnostic tests for sexually transmitted diseases. In August 1996, the Company received a product license and an establishment license from the U.S. Food and Drug Administration (FDA) to manufacture and sell in interstate and foreign commerce the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In October 1996, Calypte received notification that the FDA would require additional data before it would approve an amendment to Cambridge Biotech Corporation's product license application for its HIV-1 western blot kit to allow use of the western blot kit as a confirmatory test with Calypte's HIV-1 urine screening assay. On March 17, 1997, the Company submitted to the FDA the additional data requested by the FDA in connection with such requested amendment to Cambridge Biotech Corporation's product license application. In September 1997, Cambridge Biotech Corporation received official notice from the FDA that the agency had completed its review of the application for the HIV-1 western blot kit and that the application is approvable pending the completion of product labeling.

The Company has a limited history of operations and has experienced significant operating losses since inception. As of September 30, 1997, the Company had an accumulated deficit of $46.7 million. The Company expects operating losses to continue as it initiates marketing and sales activities and additional research and development. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to market the Company's urine-based HIV-1 test to major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and international markets will be targeted utilizing diagnostic product distributors.

RESULTS OF OPERATIONS
---------------------

The following represents selected financial data:

                                                                         (in thousands)
                                                                         --------------
                                                         Three Months Ended          Nine Months Ended
                                                            September 30,              September 30,
                                                            -------------              -------------
                                                           1997         1996         1997        1996
                                                           ----         ----         ----        ----
    Total revenue..................................    $      93     $    129     $    225     $     129
                                                       ---------     --------     --------     ---------
    Operating expenses:
       Product costs...............................          592          710        1,810           710
       Research and development....................          755          987        2,897         4,558
       Selling, general and administrative.........          523        1,040        1,709         2,756
                                                       ---------     --------     --------     ---------
         Total expenses............................        1,870        2,737        6,416         8,024
                                                       ---------     --------     --------     ---------
       Loss from operations........................       (1,777)      (2,608)      (6,191)       (7,895)
    Interest income, interest expense
     and other income..............................           (8)          32           44          (123)
                                                       ---------     --------     --------     ---------
       Loss before income taxes....................    $  (1,785)    $ (2,576)    $ (6,147)    $  (8,018)
                                                       =========     ========     ========     =========

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

In the third quarter of 1997, revenue from Calypte's HIV-1 screening test decreased 28% to $93,000 as compared to $129,000 in the prior year's comparable period. The decrease is due to lower unit sales and product mix in 1997 compared to 1996. The HIV-1 screening test margin was negative during the quarter due to the overhead expense incurred in relation to the number of units produced.

Product costs decreased 17% to $592,000 for the three months ended September 30, 1997 from $710,000 for the three months ended September 30, 1996. The decrease was primarily due to lower unit sales and overhead expense in relation to the number of units produced.

Research and development expenses decreased 24% to $755,000 for the three months ended September 30, 1997 from $987,000 in the corresponding period of the prior year. The decrease was principally due to the October 1996 reduction in workforce. This was partially offset by expenses related to validation studies in the current quarter.

Selling, general and administrative expenses decreased $517,000 or 50% to $523,000 for the three months ended September 30, 1997. The decrease was primarily related to the October 1996 reduction in workforce.

Interest income, interest expense and other income decreased $40,000 to ($8,000) for the three months ended September 30, 1997 from $32,000 for the three months ended September 30, 1996. The decrease was mainly due to interest on the proceeds received from the Initial Public Offering (IPO) in the third quarter of 1996 compared to lower a cash balance in 1997.

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

Revenue from Calypte's HIV-1 screening test increased 74% to $225,000 for the nine month period ended September 30, 1997 as compared to $129,000 in the corresponding period of the prior year. The increase is primarily due to the timing of FDA approval of the Company's urine-based HIV-1 screening test which was approved in August 1996. The HIV-1 screening test margin was negative during the nine months due to the overhead expense incurred in relation to the number of units produced.

Product costs increased $1.1 million to $1.8 million for the nine month period ended September 30,1997 from $710,000 for the nine months ended September 30,1996. The increase was primarily due to the recognition of certain product costs as inventory and cost of sales rather than research and development following FDA approval of the Company's HIV-1 screening test.

Research and development expense decreased 37% to $2.9 million for the nine months ended September 30, 1997 from $4.6 million for the nine months ended September 30, 1996. The decrease was principally due to the recognition of certain product costs as inventory and cost of sales rather than research and development following FDA approval of the Company's HIV-1 screening test.

Selling, general and administrative expenses decreased $1.0 million or 38% to $1.7 million for the nine months ended September 30, 1997. The decrease was primarily related to the October 1996 reduction in workforce.

Interest income, interest expense and other income increased $167,000 to $44,000 for the nine months ended September 30, 1997 from ($123,000) in the prior year's comparable period. The increase was primarily attributable to higher interest income in 1997 resulting from a higher cash balance due to the proceeds received from the IPO in the third quarter of 1996. In addition, interest payments on the Company's bank line of credit were higher in 1996 as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financing Activities
--------------------

The Company has financed operations from inception primarily through an IPO, the private placement of preferred stock, the private placement of common stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. Since inception through September 30, 1997, the Company has received approximately $34.0 million in net proceeds from private placements of the Company's equity securities and $13.2 million in its IPO. In addition, approximately $1.7 million was borrowed by the Company through equipment lease financings, of which approximately $858,000 was outstanding as of September 30, 1997, $2.4 million was received from research and development agreements and $3.0 million has been borrowed through bank lines of credit.

During 1996, the Company completed its IPO of 2,536,259 shares of its Common Stock at $6.00 per share. After deducting underwriters' discounts and commissions and additional expenses associated with the IPO, the Company received net proceeds of $13.2 million.


In April 1997, the Company entered into a line of credit agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 2%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by the Company's assets. In June 1997, the Company drew down $500,000 on the line of credit. Subsequently, in July 1997, the Company drew down an additional $500,000 on the line of credit, thereby increasing the note payable to $1.0 million. The $1,000,000 was repaid in September 1997 and the line of credit was terminated.


The Company's cash balance at September 30, 1997 was approximately $2.1 million and the cash requirements over the last nine months have averaged $650,000 per month. On October 21, 1997, the

Company completed a private placement of 2,600,999 shares of Common Stock at $4.25 per share. After deducting placement agent commissions and additional expenses associated with the private placement, the Company received net proceeds of approximately $10.2 million. Although the Company believes net proceeds from the private placement together with current cash will be sufficient to meet the Company's operating expenses and capital requirements through December 31, 1998, the Company's future liquidity and capital requirements will depend on numerous factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products and intellectual property protection.

There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenue. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

Operating Activities
--------------------

For the nine months ended September 30, 1997 and September 30, 1996, the Company's cash used in operations was $5.2 million and $7.0 million, respectively. The cash used in operations was primarily to fund research and development expenses related to the urine-based HIV-1 test along with selling, general and administrative expenses of the Company.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) and No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company expects basic EPS will be equivalent to primary EPS as presented in the accompanying condensed consolidated financial statements. SFAS No. 129 is required to be adopted on December 31, 1997. At that time, the Company will be required to disclose the liquidation preference of preferred stock and the amount of redemption requirements of redeemable stock. The impact of SFAS No. 129 is not expected to be material for the quarter and nine month period ended September 30, 1997.

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


Dependence on Sole Source of Supply and Regulatory Approval of Confirmatory Test
--------------------------------------------------------------------------------

In order to minimize the possibility of false positive reports, positive HIV screening results must be confirmed with an additional test format before being reported to the physician or patient in the United States and in most developed countries. The Company has entered into an agreement with Cambridge Biotech Corporation (Cambridge Biotech) under which both the Company and Cambridge Biotech will market and distribute a urine-capable western blot confirmatory test which uses technology licensed from the Company. The western blot kit manufactured by Cambridge Biotech has already received FDA approval for blood testing, and is the only confirmatory test for which application has been made for FDA approval for use with urine. On September 18, 1997, Cambridge Biotech received official notice from the FDA that the FDA had completed its review of the HIV-1 western blot kit. Such notice indicated that Cambridge Biotech's application was approvable pending the completion of product labeling. There can be no assurance that the FDA will grant approval of the Cambridge Biotech urine confirmatory test. Any significant delay in obtaining approval for the Cambridge Biotech urine confirmatory test or the failure to obtain such approval at all could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Uncertainty of Market Acceptance; Lack of Sales and Marketing Experience
------------------------------------------------------------------------

The Company's products represent a new method of determining the presence of HIV antibodies and there can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients or health care payors, even if necessary international and U.S. regulatory and reimbursement approvals are obtained. The Company believes that recommendations and endorsements by the medical community will be essential for market acceptance of the products and there can be no assurance that any such recommendations or endorsements will be obtained. The Company has no experience marketing and selling its products either directly or through its distributors. The Company's marketing strategy relies upon its alliance with third-party distributors for the success of its products. There can be no assurance that the Company's direct sales force will be effective, that its distributors will market successfully the Company's products or that, if such relationships are terminated, the Company will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the Company's distribution, sales or marketing network, or failure of the Company's products to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.


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

Dependence Upon Key Suppliers
-----------------------------

The Company purchases raw materials and components used in the manufacture of its product from various suppliers and relies on single sources for several of these components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company has a number of single-source components and any delay or interruption in supply of these components could significantly impair the Company's ability to manufacture its products in sufficient quantities, and therefore would have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities in support of commercial sales.



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


Intense Competition in Company's Markets and Rapid Technological Advances by
----------------------------------------------------------------------------
     Competitors
     -----------
Competition in the in vitro diagnostic market is intense and is expected to increase. Within the United States, the Company will face competition from a number of well-established manufacturers of blood-based enzyme immunoassays, plus at least one system for the detection of HIV antibodies using oral fluid samples. In addition, the Company may face intense competition from competitors with significantly greater financial, marketing and distribution resources than the Company, several of whom may have already submitted applications to the FDA for approval of their over-the-counter (OTC) products. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective than those developed by the Company or that would render the Company's technologies or products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that competitors will not succeed in obtaining regulatory approval for such products, or introducing or commercializing them prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.


Potential Fluctuations in Quarterly Results
-------------------------------------------

The Company expects that its revenues and results of operations may fluctuate significantly from quarter to quarter and will depend on a number of factors, many of which are outside the Company's control. These factors include actions relating to regulatory matters, the extent to which the Company's products gain market acceptance, the timing and size of distributor purchases, introduction of alternative means for testing for HIV, competition, the timing and cost of new product introductions and general economic conditions.


Extensive Government Regulation
-------------------------------

The Company's products are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (the Act), as amended by the Medical Device Amendments of 1976 and the Safe Medical Devices Act of 1990, among other laws. Under the Act, the FDA regulates the preclinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States. The FDA prohibits a device, whether or not cleared under a 510(k) premarket notification or approved under a pre-market application, from being marketed for unapproved clinical uses. If the FDA believes that a company is not in compliance with the regulations, it can institute proceedings to detain or seize a product, issue a recall, prohibit marketing and sales of the such company's products and assess civil and criminal penalties against such company, its officers and/or its employees. Furthermore, the Company plans to sell products in certain foreign countries which impose local regulatory requirements. The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. Failure to comply with the FDA and similar foreign requirements could result in civil monetary penalties or criminal sanctions, restrictions on or injunctions against marketing of the Company's products. Additional enforcement actions potentially may include seizure or recall of the Company's products and other regulatory action. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances in a timely manner or at all, and delays in receipt of or failure to receive such approvals or clearances, loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.


Establishment and Regulation of Reference Laboratory
----------------------------------------------------

The Company intends to establish a clinical reference laboratory in connection with seeking approval for an OTC home urine collection kit for HIV-1. There are a number of risks in establishing a reference laboratory especially for testing for HIV. The Company must, among other actions, seek to hire and retain key laboratory personnel, purchase necessary equipment, secure required permits, incur marketing expenses, obtain customers and comply with government regulations. The Company's planned laboratory would test for HIV using the Company's urine-based HIV-1 test and, if approvals are obtained, receive home collected urine for HIV testing. The Company may be required to offer counseling in connection with the reporting of results to laboratory customers. There can be no assurance that the Company can establish or receive the necessary approval for the laboratory.


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


Possible Volatility of Stock Price
----------------------------------

There can be no assurance than an active trading market will be maintained in the Company's Common Stock. The Company's Common Stock is listed on the NASDAQ SmallCap Market System. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analysts' recommendations regarding the Company, other medical products companies or the medical product industry generally and general market conditions may have a significant effect on the market price of the Common Stock.



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

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Calypte Biomedical Corporation previously filed a Form SR with the Securities and Exchange Commission for the period ending April 30, 1997. As of September 30, 1997, the amount of net offering proceeds from the Company's IPO used for working capital increased to approximately $6.4 million; expansion of product development and clinical trials support increased to approximately $4.8 million; and expansion of manufacturing capacity increased to approximately $800,000.

ITEM 5.  OTHER INFORMATION

         On September 18, 1997, Calypte Biomedical Corporation announced that Cambridge Biotech Corporation received official notice from the FDA that the agency had completed its review of the Cambridge Biotech / bioMerieux Vitek application supplement for its Human Immunodeficiency Virus Type 1 (HIV-1) Western Blot kit for use with urine samples. The FDA "Review Complete" letter indicated that the application is approvable pending the completion of product labeling.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibit 10.41       Second Addendum to Lease
             Exhibit 11          Computation of Loss Per Share
             Exhibit 27          Financial Data Schedule

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


                              CALYPTE BIOMEDICAL CORPORATION
                              ------------------------------
                              (Registrant)




Date: November 13, 1997       By:     /s/ John J. DiPietro
                                 -----------------------------------
                              John J. DiPietro
                              Vice President - Finance, Chief Financial Officer
                              and Secretary  (Principal Accounting Officer)