Form 10-K
period 1997-12-31
CALYPTE BIOMEDICAL CORP
filed 1998-03-25
CIK 899426

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

For the fiscal year ended December 31, 1997


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

                               Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  As of February 28, 1998, 13,376,443 shares of the registrant's common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $47,284,122 computed at the closing price of the common stock on that date on the NASDAQ SmallCap Market.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         CALYPTE BIOMEDICAL CORPORATION

                                   FORM 10-K

                                     INDEX

                                                                      PAGE NO.
 PART I.                                                              --------
 Item 1.   Business................................................       1
 Item 2.   Properties..............................................      22
 Item 3.   Legal Proceedings.......................................      22
 Item 4.   Submission of Matters to a Vote of Security Holders.....      22
 PART II.
 Item 5.   Market for Registrant's Common Equity and Related             23
           Stockholder Matters.....................................
 Item 6.   Selected Consolidated Financial Data....................      24
 Item 7.   Management's Discussion and Analysis of Financial             25
           Condition and Results of Operations.....................
 Item 7A.  Quantitative and Qualitative Disclosures About Market         28
           Risk....................................................
 Item 8.   Financial Statements and Supplementary Data.............      28
 Item 9.   Changes in and Disagreements with Accountants on              29
           Accounting and Financial Disclosure.....................
 PART III.
 Item 10.  Executive Officers, Directors and Significant Employees       30
           of the Registrant.......................................
 Item 11.  Executive Compensation..................................      33
 Item 12.  Security Ownership of Certain Beneficial Owners and           37
           Management..............................................
 Item 13.  Certain Relationships and Related Transactions..........      38
 PART IV.
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on       39
           Form 8-K................................................
          Signatures...............................................      42

  Except for the historical information contained in this annual report on Form 10-K, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the dependence on sole source of supply and regulatory approval of confirmatory test, limited operating history, reliance on proprietary technology and know-how, the Company's products not achieving market acceptance, and dependence on a single product, as well as the other risks and uncertainties described under "Risk Factors" and elsewhere in this annual report on Form 10-K. The Company assumes no obligation to update any forward-looking statements contained herein.

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

  In September 1997, the Company received official notice from the FDA that the agency had completed its review of the Cambridge Biotech urine confirmatory test. The "Review Complete" letter indicated that the application is approvable pending the completion of product labeling. There can be no assurance that the FDA will grant approval of the Cambridge Biotech urine confirmatory test. Any significant delay in obtaining approval for the Cambridge Biotech urine confirmatory test could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the benefits of its testing system, if the confirmatory test is approved, will enable it to penetrate existing markets and expand into new markets that are currently not served by blood-based and oral fluid-based HIV test systems.

  The Company also intends to submit a pre-market approval application ("PMA") to the FDA for approval of the Company's over-the-counter ("OTC") home urine collection kit. The Company's home collection kit would allow consumers, in the privacy of their homes, to take a urine sample, mail it to Calypte Biomedical Laboratories for analysis and then anonymously obtain results and professional counseling by telephone. On May

14, 1996, Direct Access Diagnostics, a subsidiary of Johnson & Johnson, received FDA clearance for the first OTC home blood collection kit for HIV. In addition, on July 22, 1996, Home Access Health Corp. received FDA clearance for another OTC home collection kit for HIV. The Company believes that an OTC urine collection kit for HIV would have advantages compared to an OTC blood collection kit for HIV. During 1997, Direct Access Diagnostics discontinued sales of the OTC kit for HIV.

  The Company intends to develop additional urine-based tests for other sexually transmitted diseases and other human retroviruses and diseases based on its enabling urine testing technologies. Initially, the Company intends to focus on developing urine-based screening tests for HIV-2, Chlamydia and H. pylori.

  Upon approval, the Company intends to market its urine-based HIV-1 screening test through direct sales personnel and distributors depending upon the market segment and the location of the market. Calypte believes that its urine-based test offers significant advantages in terms of safety, cost, convenience, and painless collection of the fluid to be tested. There can be no assurance that the Company's products or the Company's planned products will receive FDA clearance or approval and become commercially available.

BACKGROUND

  HIV is the putative cause of AIDS, which is a leading cause of death for persons ages 25 to 44 in the U.S. Those infected with HIV generally do not show symptoms of AIDS until several years after HIV infection, if at all. Because most persons infected with HIV are asymptomatic for AIDS and are unaware of their HIV status, such persons do not avail themselves of medical treatment and may unknowingly expose others to the risk of infection. Prior exposure to HIV can be detected in laboratory tests even though the individual infected with HIV is asymptomatic.

  According to the Joint United Nations Programme on HIV/AIDS, HIV currently infects approximately 30.6 million individuals worldwide and according to the Global Aids Policy Coalition, between 60 and 70 million adults will have been infected with HIV by the end of the year 2000. HIV is spread by a transfer of bodily fluids primarily through sexual contact, blood transfusions, sharing intravenous needles, accidental needle sticks or transmission from infected mothers to newborns. The World Health Organization reports that worldwide, 75-85% of HIV infections have been transmitted through unprotected sexual intercourse, with heterosexual intercourse accounting for more than 70%. The incidence of HIV-2 is insignificant except in certain countries in West Africa where its incidence is more frequently reported.

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

  HIV blood testing can be expensive and poses risk of infection to health care personnel. The typical HIV screening test requires a trained health care worker or phlebotomist to draw and centrifuge a blood sample, which is then tested for the presence of HIV antibodies. Blood is typically drawn at physician offices, hospitals or blood draw stations, where trained personnel are available, and then sent to a laboratory for HIV testing. Blood samples and related blood-sampling equipment require careful handling to avoid accidental exposure to blood-borne pathogens, including HIV. In addition, the use of blood-based tests has become increasingly costly because of the costs of disposing of potentially infected specimens, syringes, needles and transfer tubes. The overall cost of blood-based testing has precluded large public health screening programs, particularly in less developed countries, many of which have significantly higher rates of HIV infection than that of the U.S. Even in the United States, certain populations are not routinely screened due to the high cost of blood-based testing. For example, currently only five to six million of the approximately 14 to 15 million life insurance policies written each year utilize HIV screening.

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

  The Company believes that a large market opportunity exists for home urine collection and remote testing for HIV infection. On May 14, 1996 and July 22, 1996, the FDA approved DBS OTC home collection kits for HIV. These collection kits, to be marketed by Direct Access Diagnostics, a subsidiary of Johnson & Johnson, and Home Access Health Corp., respectively, are reported to each retail for approximately $40. ChemTrak Incorporated has also submitted an application to the FDA for a DBS OTC home collection kit for HIV. During 1997, Direct Access Diagnostics discontinued sales of the OTC kit.

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

  New research shows that a combination of urine and blood-based tests can detect antibodies to HIV-1 with greater sensitivity than can be achieved by either test alone. Results of clinical trials reported by researchers at the Company show that some individuals who test positive for antibodies to HIV-1, may produce such antibodies in one body fluid but not another. Moreover, researchers from the University of Milan found that individuals demonstrating a strong natural immune response to the HIV-1 virus produce antibodies in urine and vaginal samples, but not in blood, thus potentially simplifying the identification of HIV-resistant individuals.

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

  On March 17, 1997, the Company submitted to the FDA the additional data requested by the FDA before it would approve an amendment to Cambridge Biotech's product license application for its HIV-1 Western Blot kit. In September 1997, the Company received official notice from the FDA that the agency had completed its review of the Cambridge Biotech urine confirmatory test. The "Review Complete" letter indicated that the application is approvable pending the completion of product labeling. There can be no assurance that the FDA will grant approval of the Cambridge Biotech urine confirmatory test. Any significant delay in obtaining approval for the Cambridge Biotech urine confirmatory test could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCTS UNDER DEVELOPMENT

  Cambridge Biotech HIV-1 Western Blot. The Company has developed a urine procedure for use with the FDA licensed Cambridge Biotech HIV-1 Western Blot. The Company's screening test, when used with the western blot confirmatory test for urine licensed exclusively from Cambridge Biotech will provide the only complete urine-based HIV testing system. This western blot test is already licensed by the FDA for use with blood, and is currently pending FDA clearance for use with urine.

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

  Chlamydia. The Company received a notice of allowance for a U.S. patent for the detection of Chlamydia antibodies in urine and is developing a urine-based Chlamydia detection test. It has been estimated that there are 4.0 million new cases of Chlamydia occurring annually in the United States and more than 25 million tests for Chlamydia were performed in the United States in 1990. Existing tests for Chlamydia, because they require a urethral swab or a blood sample, are uncomfortable for the patient. The majority of Chlamydia patients are asymptomatic and therefore, seldom seek medical treatment. Chlamydia is considered to be a significant cause of pelvic inflammatory disease, tubal infertility and ectopic pregnancies.

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

SALES, MARKETING AND DISTRIBUTION

  The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's HIV-1 screening test and potential future products to laboratories serving the life insurance, military, immigration and criminal justice markets. International and other U.S. markets will be addressed utilizing diagnostic product distributors. To date, the Company has received approval for the sale of its product in Indonesia only. The Company will work collaboratively with its distributors to obtain regulatory approval in order to market and promote the products in their local markets.

  The Company anticipates that a portion of its revenues for the next several years will be derived from international distributor sales. International sales and operations involve a number of inherent risks and may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. The Company's distribution agreement with Otsuka, as described on the following page, is terminable without cause by Otsuka upon 120 days prior notice. Certain of the Company's distributors have limited international marketing experience, and there can be no assurance that the Company's distributors will be able to market successfully the Company's products in any international market.

  The following table summarizes the markets and geographic regions covered by the Company and its distributors for its HIV-1 test.

   COMPANY  GEOGRAPHIC REGION              MARKETS
   -------  -----------------              -------
   Calypte  United States                  Laboratories serving the life
                                           insurance, military, immigration and
                                           criminal justice markets.
   Calypte  Canada                         All
   Seradyn  United States                  All but the above laboratories.
   Seradyn  Europe, Latin America, Africa, All
            Middle East
   Otsuka   Asia, Australia, New Zealand   All
   Travenol Israel                         All

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

  Otsuka Pharmaceutical Co., Ltd. Otsuka is a Japanese integrated health care and consumer products conglomerate. In August 1994 the Company entered into a distribution agreement with Otsuka, which gives Otsuka exclusive distribution rights for the urine-based HIV-1 test and to use the trademark "Calypte" to market the test in 22 Asian countries, Australia and New Zealand. To maintain exclusivity, the agreement requires that Otsuka purchase certain annual minimums, which increase each year, and total 70 million tests over ten years. Otsuka has agreed to use its best efforts to obtain regulatory approvals for the product in its territory. The agreement is for a term of ten years, and is terminable without cause by Otsuka upon 120-days notice. The Company has committed up to one-half of its total manufacturing capacity to Otsuka. If the Company is unable to meet Otsuka's manufacturing requirements, Otsuka has a right to manufacture tests itself. The agreement also grants Otsuka the right of first refusal to distribute certain new products which may be developed during the term of the agreement.

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

MANUFACTURING

  The manufacture of the Company's urine-based HIV test involves antigen production, plate processing and preparation of certain washes and other reagents. All processes are carried out under Good Manufacturing Practices ("GMP"). Antigen production involves cell culture, antigen expression and purification. Following purification, the antigen is tested extensively and optimized for plate coating. The coating of standard 96 well microtiter plates with antigen is completed using standard plate coating equipment. Following binding of the antigen to the plates, the plates are blocked and stabilized to prevent nonspecific binding of the antigen. The plates are then dried and packaged in foil pouches. The washes and reagents are produced using standard solution preparation techniques.

  Calypte's manufacturing operations are located in Berkeley, California with an estimated annual capacity of approximately 4.5 million tests. The Company received an establishment license from the FDA for the production of its HIV-1 screening test at this facility on August 6, 1996. The Company has completed a larger manufacturing facility in Alameda, California which is pending FDA license for approval. The capacity of the Alameda facility is approximately 20 million tests per year.

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

INVESTMENT IN PEPGEN

  In October 1995 Calypte purchased an equity interest in Pepgen Corporation ("Pepgen"), a therapeutic research and drug development company with two lead compounds in preclinical evaluation. The first compound is an interferon product, called interferon-tau, which in early animal trials has shown to be effective both as an anti-viral and anti-tumor agent with less toxicity than other interferons. Pepgen has planned further preclinical studies and if the preclinical studies are successful, Pepgen anticipates seeking approval from the FDA to commence human clinical trials. Pepgen's second lead compound is a growth factor called uteroferrin. This compound has stimulatory effects on the growth and differentiation of blood cells. Uteroferrin is a glycoprotein that is secreted by the uterine endometrioepithelium. Based on animal studies, the stimulation of hematopoietic cells by uteroferrin appears to act at an earlier stage of stem cell development than other known hematopoietic growth factors. Pepgen holds an exclusive worldwide license to both of these compounds from the University of Florida.

  The Company purchased its equity position in Pepgen for $2.5 million, comprised of $1.0 million paid at closing, $1.0 million payable to Pepgen pursuant to a promissory note and options to purchase the Company's Common Stock valued at $500,000. The $1.0 million promissory note balance was paid in October 1996. The options were granted to Pepgen shareholders for the purchase of an aggregate of 475,000 shares of the Company's Common Stock at a price of $7.50 per share, of which 100,000 are immediately exercisable and the remaining 375,000 are exercisable upon attainment of certain milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. In addition, Calypte has the right of first negotiation to purchase the remaining unowned portion of Pepgen at fair market value, and the Company is entitled to elect two of the seven Board members of Pepgen. Calypte has no further commitments to fund Pepgen.

  During January 1998, the Company loaned Pepgen $250,000 at an interest rate of prime plus 3%. The loan is secured by all intellectual property of Pepgen and is due on March 31, 1998. In addition, the Company was granted a warrant to purchase 500,000 shares of Pepgen common stock at $0.50 per share expiring on March 1, 1999.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

  The Company believes that its future success will depend in large part on its ability to protect its patents and proprietary rights. Accordingly, the Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company has two U.S. patents, one pending U.S. patent application, six foreign patents, and nine pending foreign patent applications. In addition, the Company currently has the right to utilize certain patents and proprietary rights under licensing agreements with New York University ("NYU"), Cambridge Biotech, Repligen, and Texas A&M University System. The patent with Stanford University expired on December 2, 1997. These license arrangements secure intellectual property rights for the manufacture and sale of the Company's products.

  The Company has licensed from NYU, on an exclusive basis, a U.S. patent for the detection of antibodies to HIV in urine. The rights under the license extend until the expiration of the U.S. patent in 2009 provided the Company makes certain payments. The Company has the right to make, use, sell and sublicense products utilizing the technology described in the patent and is obligated to make certain fixed and royalty payments to NYU to maintain exclusivity of the license. In connection with the NYU license, the Company also funded research at NYU, and expects to continue to do so through 1999. The Company has exclusive worldwide license to NYU inventions that arise from the research funded by the Company.

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

  The Company licensed from Repligen HIV-1 gp160 recombinant virus seed stock. The Company has been granted (i) an exclusive license to make, have made, use and sell products incorporating this material for diagnostic purposes, and
(ii) non-exclusive license to make, have made, use and sell the gp160 seed stock for research purposes. For seven years beginning on the date the Company first realizes net sales from products incorporating gp160, the Company must pay to Repligen certain royalties on net sales derived from such products and certain royalties on net sublicensing revenue derived from sales of products incorporating gp160. In addition, the Company is required to pay certain fixed and royalty payments (based on pre-termination as well as post-termination sales) for a non-transferrable, non-exclusive license from Stanford University which expired on December 2, 1997. This patent related to recombinant DNA processes.

  In the event that the Company does not develop alternate sources of revenues, the obligation to make minimum royalty payments could have a material adverse impact on the Company's results of operations. Failure to make required minimum royalty payments may result in the loss of exclusivity or termination of certain licenses.

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

  The Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

GOVERNMENT REGULATION

Overview

  The Company's products are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (the "Act"), as amended by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, and the Modernization Act of 1997 among other laws. Under the Act, the FDA regulates the preclinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the U.S. The FDA prohibits a device, whether or not cleared under a 510(k) premarket notification, or approved under a PMA or a product license application ("PLA"), from being marketed for unapproved uses. If the FDA believes that a company is not in compliance with the regulations, it can institute proceedings to detain or seize a product, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees. Furthermore, the Company plans to sell products in certain foreign countries which impose local regulatory requirements. The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. Failure to comply with FDA and foreign regulatory requirements could result in civil monetary penalties or criminal sanctions, restrictions on or injunctions against marketing of the Company's products. Additional enforcement actions may potentially include seizure or recall of the Company's products, and other regulatory action. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances in a timely manner or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

HIV-1 Screening and Diagnostic Tests

  The Company's HIV-1 screening test is regulated by the FDA Center for Biologics Evaluation and Research. When the test was submitted to the FDA in September 1992, the FDA required a PLA and an establishment licensing application ("ELA") for the Company's Berkeley, California manufacturing facility. In August 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell, in interstate and foreign commerce, the Company's urine-based HIV-1 screening test for use in laboratory settings.

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

Manufacturing Facilities

  The FDA requires the Company's products to be manufactured in compliance with GMP regulations. In addition, the Company is subject to certain additional manufacturing regulations imposed by the State of California. These regulations require that the Company manufacture its products and maintain related documentation for testing and control activities. The Company's facilities and manufacturing processes have been periodically inspected by the State of California and other agencies and remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance its manufacturing facility will satisfy GMP or California manufacturing requirements. Enforcement of the GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly enforced. In the event that the FDA determines the Company to be out of compliance with its regulations and to the extent that the Company is unable to convince the FDA of the adequacy of its compliance, the FDA has the power to assert penalties, including injunctions or temporary suspension of shipment until compliance is achieved. In addition, the FDA will not approve an ELA or PMA if the facility is found in noncompliance with GMPs. Such penalties could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Product Liability and Recall Risk; Limited Insurance Coverage. The manufacture and sale of medical diagnostic products entail significant risk of product liability claims or product recalls. While the Company maintains $5,000,000 of product liability insurance, the Company faces the risk of litigation in the event of false positive or false negative reports. There can be no assurance that the Company's existing insurance coverage limits will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

International

  Distribution of the Company's products outside the United States is also subject to regulatory requirements that vary from country to country. In a number of foreign countries, FDA approval is required prior to approval in that country. The export by the Company of certain of its products which have not yet been approved for domestic commercial distribution may be subject to FDA export restrictions. To date, the Company has received approval for the sale of its product in Indonesia only. Failure to obtain additional regulatory approvals or failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The suppliers of blood-based HIV tests in the United States include Abbott Laboratories ("Abbott"), Organon-Teknika Corporation ("Organon-Teknika"), Sanofi Diagnostic Pasteur ("Sanofi"), Ortho Diagnostics ("Ortho") and Cambridge Biotech. All of these companies have many years of HIV market experience, and they typically offer a number of different testing products. Abbott, Sanofi and Ortho currently sell FDA- licensed blood-based HIV-1/HIV-2 combination tests on the market in the United States, and other companies may be developing HIV-1/HIV-2 products.

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

  The Company is not aware of any competitors which have submitted urine-based HIV screening tests to the FDA, but there can be no assurance that such tests will not be submitted in the future for approval by the FDA. The Company is aware of only one other manufacturer, Murex Corporation ("Murex"), which has publicly announced urine capability for an HIV test. Murex manufactures a number of HIV assays in microtiter format, none of which have been submitted to the FDA for review. One such microtiter assay, "gacelisa," is intended for use on saliva and urine samples but is marketed only outside of the U.S. primarily as a research assay. Murex markets one HIV product in the U.S., the SUDS rapid test, which is intended for use on serum and plasma only. Although urine capability for this test has been reported in scientific literature, the Company is not aware of any applications for expanded sampling claims for this assay. In addition, the SUDS assay format is not conducive to high-volume testing. In March 1998, Murex signed a definative agreement to be acquired by Abbott Laboratories.

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

The FDA has approved a home collection kit for HIV blood testing developed by Direct Access Diagnostics and another home collection kit for HIV blood testing developed by Home Access Health Corp. The Direct Access Diagnostics product has been discontinued by the manufacturer. The Company believes that an OTC HIV testing system which does not require consumers to collect their own blood may compete favorably against DBS systems. However, there can be no assurances that the earlier market entry of these competitors, their substantial promotional and distribution resources, and future introduction of HIV-1/HIV-2 products will not prevent the Company from competing favorably. The Company's inability to compete favorably with respect to any of these factors could have a material adverse effect on its business, financial condition, and results of operations.

  If the Company is successful in developing and introducing urine-based Chlamydia or other STD tests, it will face competition from established diagnostic testing companies with greater financial, marketing and distribution resources than the Company. Some of these companies are marketing established tests in widely-used formats. Several companies have or are seeking FDA clearance for a urine-based diagnostic test for Chlamydia which is based on DNA amplification or detection.

EMPLOYEES

  As of December 31, 1997, the Company had 38 full time employees, nine of whom were engaged in or directly supported the Company's research and development activities, 19 of whom were in manufacturing, facilities and quality assurance, two of whom were in marketing and sales and eight of whom were in administration. The Company's employees are not represented by a union or collective bargaining entity. The Company believes its relations with its employees are good.

  William A. Boeger, the CEO and President of the Company, is the CEO, President and board member of Pepgen, a minority owned therapeutic subsidiary of the Company and Dr. Howard B. Urnovitz, the Company's Chief Science Officer, is the Chief Science Officer for Pepgen. In addition, Mr. Boeger and Dr. Urnovitz are both officers of the Chronic Illness Research Foundation, a non-profit organization. Accordingly, although these individuals will devote most of their working hours as they reasonably deem necessary to the business of the Company, these individuals do not devote all of their working hours to the Company's affairs.

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

  MARIO CLERICI, M.D., Associate Professor, Department of Immunology, University of Milan, Italy. Dr. Clerici is a medical researcher with expertise in the field of AIDS and HIV research. He is listed in Science Magazine as one of the top ten quoted AIDS researchers from 1993-1995, and as a co-discoverer of individuals with natural resistance to HIV. Dr. Clerici graduated in 1985 from the University of Milan.

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

  TOBY D. GOTTFRIED, PH.D. is the Company's Director of Research and Development. See Part III, "Executive Officers, Directors and Significant Employees of the Registrant."

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

  LUC MONTAGNIER, M.D., Director of Viral Oncology, Pasteur Institute, Paris, France. Professor Montagnier began his career as a researcher at the Centre National de la Recherche Scientifique. In 1972, he joined the Pasteur Institute and formed the Division of Viral Oncology. In 1983, he discovered the HIV virus and showed its etiologic role in AIDS. In 1985, his research team isolated the second human AIDS virus (HIV-2) from West African patients. In 1998, Professor Montagnier has expanded his research efforts to the United States by accepting an endowed professorship at Queens College, New York. He will be in charge of the Center for Molecular and Cellular Biology whose research efforts will be focused on HIV therapeutics and vaccines. Professor Montagnier will also continue his research efforts in Paris at both the Pasteur Institute and his World Foundation AIDS Research and Prevention. Among the numerous honors and prizes received by Professor Montagnier are the Rosen Price (1971), The Gallien Prize (1985), the Lasker Prize (1986), the Gairdner Price (1987), the Japan Prize (1988), and the Amsterdam Prize (1994). He is also a Comandeur de l'Ordre National merite and is a Director of the French National Center of Scientific Research.

  HOWARD B. URNOVITZ, PH.D. is the Company's Chief Science Officer and a Director. See Part III, "Executive Officers, Directors and Significant Employees of the Registrant."

RISK FACTORS

  The Company wishes to caution readers that the following important factors, among others, may affect the Company's future results, events or performance and could cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made by the Company in this report or presented elsewhere by the Company from time to time.

Dependence on Regulatory Approval of Confirmatory Test

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

Reliance on Proprietary Technology and Know-How; License Obligations

  The Company believes that its future success will depend in large part on its ability to protect its patents and proprietary rights. Accordingly, the Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. In addition, the Company currently has the right to utilize certain patents and proprietary rights under licensing agreements with New York University, Cambridge Biotech, Repligen and Texas A&M University System. These license arrangements secure intellectual property rights for the manufacture and sale of the Company's products. There can be no assurance that such intellectual property rights will be sufficient or that such patents and proprietary rights can be adequately protected.

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

Dependence Upon Sole Source Suppliers

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

Limited Manufacturing Experience; Scale-Up Risk

  The Company has limited experience in manufacturing its products. The Company currently manufactures its products in limited quantities for submission to the FDA for ongoing compliance, international clinical trials and building its inventory in anticipation of commercialization. The Company does not have experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving production yields, quality control and assurance, raw material supply and shortages of qualified personnel. The implementation of manufacturing at the larger Alameda facility will be needed if initial demand exceeds the more limited capacity of the Berkeley facility. Difficulties encountered by the Company in manufacturing scale-up to meet demand, including delays in receiving FDA approval for the Alameda facility, could have a material adverse effect on its business, financial condition and results of operations.

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

Intense Competition in Company's Markets and Rapid Technological Advances by Competitors

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

Product Liability and Recall Risk; Limited Insurance Coverage

  The manufacture and sale of medical diagnostic products entail the risk of product liability claims or product recalls. While the Company maintains $5,000,000 of product liability insurance, the Company faces the risk of litigation in the event of false positive or false negative reports. There can be no assurance that the Company's existing insurance coverage limits will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

History of Operating Losses; Need for Additional Financing

  The Company has incurred losses in each year since its inception and has an accumulated deficit of approximately $48.3 million through December 31, 1997, including a net loss of $7.9 million in the fiscal year ended December 31, 1997. The Company does not expect that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow prior to raising additional financing. Additional financing will be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial condition or results of operations.

Hazardous Materials

  As with any diagnostic companies, the Company's research and development involves the controlled use of hazardous materials. There can be no assurance that the Company's safety procedures for handling and disposing of such materials will comply with the standards prescribed by federal, state and local regulations or that it will not be subject to the risk or accidental contamination or injury from these materials. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could materially adversely affect the Company's business, financial condition and results of operations.

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

Possible Volatility of Stock Price

  There can be no assurance that an active trading market will be maintained in the Company's Common Stock. The Company's Common Stock is listed in the NASDAQ SmallCap Market System. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analysts' recommendations regarding the Company, other medical products companies or the medical product industry generally and general market conditions may have a significant effect on the market price of the Common Stock.

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

Limited Public Market; Possible Removal from Nasdaq SmallCap

  The public trading volume of the Company's Common Stock has been relatively limited. There can be no assurance that a more active trading market for the Company's Common Stock will develop or, if it develops, that it will be sustained. In addition, in the past year the NASDAQ Stock Market has made inquiries of the Company regarding whether the Company continues to meet the maintenance criteria for trading on the NASDAQ SmallCap market. While the Company currently meets the maintenance criteria, the Company's ability to continue to do so will depend on whether the Company becomes profitable or is able to raise additional financing. If the Company were to fail to meet the maintenance criteria and be removed from the NASDAQ SmallCap market, the public trading volume and the ability of stockholders to sell their shares could be significantly impaired.

Year 2000

  The Company is reviewing its internal computer systems to ensure these systems are adequately able to address the issues expected to arise in connection with the upcoming Year 2000.

  If necessary, the Company expects to implement the systems necessary to address Year 2000 issues and is reviewing the cost of such actions, if any. The Company expects such modifications to its internal systems, if necessary, will be made on a timely basis, and presently believes that, with modifications to existing software or converting to new software, if necessary, the Year 2000 problem will not pose significant operational problems for the Company's computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, if necessary, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

  The Company has not fully determined the extent to which the Company may be impacted by third parties' systems, which may not be Year 2000 compliant. The Year 2000 computer issue may create risk for the Company from third parties with whom the Company deals. There can be no assurance that the systems of other companies which the Company deals with will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

ITEM 2. PROPERTIES

  The Company leases approximately 20,000 square feet of office, research and manufacturing space in Berkeley, California. The existing lease expires in December 1998, with an option to renew on a monthly basis. The Company also leases approximately 22,000 square feet of office and manufacturing space in Alameda, California. The existing lease expires in November 2003, with an option to renew the lease for one five-year period. The Company believes that existing facilities are adequate to support the Company's activities for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock commenced trading on the NASDAQ SmallCap Market on July 26, 1996 under the symbol "CALY." High and low sales prices reported by NASDAQ during the periods indicated are shown below.

   FISCAL YEAR                                             QUARTER HIGH    LOW
   -----------                                             ------- ----- -------
   1996...................................................   3rd   $  11   $6
   1996...................................................   4th   8 3/4  3 5/8
   1997...................................................   1st   8 1/2  5 1/4
   1997...................................................   2nd   6 3/8  3 1/2
   1997...................................................   3rd   7 3/4 3 13/16
   1997...................................................   4th     7    3 1/4

  On February 27, 1998, there were 301 holders of record of the Common Stock, and the closing price of the Common Stock was $4 13/16. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  Presented below is the selected consolidated financial data for the years ended December 31, 1997, 1996, 1995, 1994, and 1993.

                                                                             FEBRUARY 18,
                                                                                 1988
                                                                             (INCEPTION)
                                     YEAR ENDED DECEMBER 31,                   THROUGH
                           ------------------------------------------------  DECEMBER 31,
                            1997       1996      1995      1994      1993        1997
                           -------   --------  --------  --------  --------  ------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Product sales..........   $   376   $    130  $    --   $    --   $    --     $    506
 Earned under research
  and development
  contracts,
  substantially from
  related parties.......       --         --        --        --        --        2,390
                           -------   --------  --------  --------  --------    --------
 Total revenue..........       376        130       --        --        --        2,896
                           -------   --------  --------  --------  --------    --------
Operating expenses:
 Product costs..........     2,305      1,085       --        --        --        3,390
 Research and
  development...........     3,685      5,751     5,018     3,644     4,519      29,783
 Purchased in-process
  research and
  development...........       --         --      2,500       --        --        2,500
 Selling, general and
  administrative........     2,317      3,333     2,862     1,818     1,784      16,577
                           -------   --------  --------  --------  --------    --------
 Total expenses.........     8,307     10,169    10,380     5,462     6,303      52,250
                           -------   --------  --------  --------  --------    --------
  Loss from operations..    (7,931)   (10,039)  (10,380)   (5,462)   (6,303)    (49,354)
Interest income
 (expense), net.........       139        (74)       78       (35)      108          32
Other income............       --          15        12        31        15          86
                           -------   --------  --------  --------  --------    --------
  Loss before income
   taxes and
   extraordinary item...    (7,792)   (10,098)  (10,290)   (5,466)   (6,180)    (49,236)
Income taxes............        (2)        (2)       (1)       (1)       (1)        (65)
                           -------   --------  --------  --------  --------    --------
  Loss before
   extraordinary item...    (7,794)   (10,100)  (10,291)   (5,467)   (6,181)    (49,301)
Extraordinary gain on
 debt extinguishment....       --         --        --        --        --          485
                           -------   --------  --------  --------  --------    --------
  Net loss..............    (7,794)   (10,100)  (10,291)   (5,467)   (6,181)    (48,816)
Less dividend on
 mandatorily redeemable
 Series A preferred
 stock..................      (120)      (120)     (120)     (120)     (120)       (976)
                           -------   --------  --------  --------  --------    --------
  Net loss attributable
   to common
   stockholders.........   $(7,914)  $(10,220) $(10,411) $ (5,587) $ (6,301)   $(49,792)
                           =======   ========  ========  ========  ========    ========
  Net loss per share
   attributable to
   common stockholders..    $(0.72)  $  (1.17) $  (1.53) $  (1.11) $  (1.57)
                           =======   ========  ========  ========  ========
  Weighted average
   shares used to
   compute net loss per
   share attributable to
   common stockholders..    11,028      8,753     6,792     5,011     4,007
                           =======   ========  ========  ========  ========
                                          DECEMBER 31,
                           ------------------------------------------------
                            1997       1996      1995      1994      1993
                           -------   --------  --------  --------  --------
                                         (IN THOUSANDS)
CONSOLIDATED BALANCE
 SHEET DATA:
Cash and cash
 equivalents............   $10,820   $  7,924  $  2,559  $  4,478  $  1,492
Working capital.........     8,917      6,067    (2,402)    3,117       867
Total assets............    12,950     10,347     5,337     5,965     2,887
Long-term portion of
 capital lease
 obligations and notes
 payable................       282        764       543       196       462
Mandatorily redeemable
 Series A preferred
 stock..................     1,976      1,856     1,736     1,616     1,496
Deficit accumulated
 during development
 stage..................   (48,295)   (40,501)  (30,401)  (20,110)  (14,643)
Total stockholders'
 equity (deficit).......     8,069      5,416    (2,746)    2,659       (26)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Since commencement of operations in 1988, Calypte Biomedical Corporation has reported its results as a development stage company, engaged in research, development and commercialization of its products. The Company's efforts have been primarily focused on developing and obtaining approval for its urine-based diagnostic tests for sexually transmitted diseases. In August 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell in interstate and foreign commerce the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In October 1996, Calypte received notification that the FDA will require additional data before it will approve an amendment to Cambridge Biotech Corporation's product license application for its HIV-1 Western Blot kit to allow use of the Western Blot kit as a confirmatory test with Calypte's HIV-1 urine screening assay. In September 1997, the Company received official notice from the FDA that the agency had completed its review of the Cambridge Biotech urine confirmatory test. The "Review Complete" letter indicated that the application is approvable pending the completion of product labeling. There can be no assurance that Calypte will have significant revenues from sales of the HIV-1 urine screening assay or the confirmatory test, if approved.

  The Company has a limited history of operations, and since its inception in February 1988, the Company has experienced significant operating losses. As of December 31, 1997, the Company had an accumulated deficit of $48.3 million. The Company expects operating losses to continue as it initiates marketing and sales activities and expands research and development. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's urine-based HIV-1 test to laboratories serving the life insurance, military, immigration and criminal justice markets. International and other U.S. markets will be addressed utilizing diagnostic product distributors. The Company does not have experience in manufacturing, marketing or selling its products in commercial quantities. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996

  Product sales from Calypte's HIV-1 screening test increased $246,000 to $376,000 for the year ended December 31, 1997 from $130,000 for the year ended December 31, 1996. Product costs increased $1.2 million to $2.3 million in 1997 from $1.1 million in 1996. Product sold in 1997 and 1996 relate to sales made primarily to laboratories for research and evaluation purposes. Sales in 1997 increased due to the Company receiving more orders from these customers. The Company does not anticipate commencing significant sales for commercial uses until FDA approval for the confirmatory test for Calypte's HIV-1 urine screening test is received. Since FDA approval of Calypte's HIV-1 urine screening test in August 1996, manufacturing costs related to the test have been included in product costs, rather than research and development expense. The increase in product costs in 1997 reflects the inclusion of a full year of these costs compared to only a partial year in 1996.

  Research and development expense decreased 36% to $3.7 million for the year ended December 31, 1997 from $5.8 million for the year ended December 31, 1996. The decrease was principally due to the October 1996 reduction in workforce, the conscious effort to reduce costs and the recognition of certain product costs and inventory as separate financial statement items following FDA approval of the Company's HIV-1 screening test in August 1996.

  Selling, general and administrative expenses decreased 30% to $2.3 million for the year ended December 31, 1997 from $3.3 million for the year ended December 31, 1996. The decrease was primarily due to the October 1996 reduction in workforce and the conscious effort to reduce costs. In addition, 1996 included relocation costs which were not incurred in 1997.

  Interest income (expense) and other income increased $198,000 to $139,000 for 1997 from ($59,000) in 1996. The increase was primarily due to the Company having interest expense on notes payable outstanding in 1996, which were repaid in late 1996, and interest earned from Initial Public Offering and Private Placement proceeds in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

  The Company has financed operations from inception primarily through the private placement of preferred stock and common stock, the Company's Initial Public Offering (IPO) of common stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. Since inception through December 31, 1997, the Company has received approximately $44.2 million in net proceeds from private placements of the Company's equity securities and $13.2 million in net proceeds in its IPO. In addition, approximately $1.7 million was borrowed by the Company through equipment lease financings, of which approximately $761,000 was outstanding as of December 31, 1997, and $2.4 million was received from research and development agreements.

  During 1996, the Company completed its IPO of 2,536,259 shares of its Common Stock at $6.00 per share. After deducting underwriters' discounts and commissions and additional expenses associated with the IPO, the Company received net proceeds of $13.2 million. Part of the proceeds was used to pay down a $1.25 million bank line of credit, a $248,000 note payable to a former related party and the Pepgen note payable of $1 million. The Pepgen note payable was paid in October 1996.

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

  In April 1997, the Company entered into a line of credit agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 2%. The agreement required the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement were secured by the Company's assets. In June 1997, the Company drew down

$500,000 on the line of credit. Subsequently, in July 1997, the Company drew down an additional $500,000 on the line of credit, thereby increasing the note payable to $1.0 million. The $1.0 million was repaid in September 1997 and the line of credit was terminated.

  In October 1997, the Company completed a private placement of 2,600,999 shares of its common stock at $4.25 per share. The Company received proceeds of approximately $10.2 million after deducting placement agent commissions and additional expenses associated with the private placement.

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

Operating Activities

  For the years ended December 31, 1997 and 1996, the Company's cash used in operations was $6.6 million and $9.2 million, respectively. The cash used in operations was primarily to fund research and development as well as manufacturing expenses related to the urine-based HIV-1 test along with selling, general and administrative expenses of the Company.

  In October 1996, the Company implemented an expense reduction program, including a significant reduction in its workforce. Employee termination costs associated with the expense reduction program were not material.

NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, Reporting Comprehensive Income (SFAS No. 130) and Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), respectively (collectively, the Statements). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 established standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position or results of operations as currently reported.

YEAR 2000

  The Company is reviewing its internal computer systems to ensure these systems are adequately able to address the issues expected to arise in connection with the upcoming Year 2000.

  If necessary, the Company expects to implement the systems necessary to address Year 2000 issues and is reviewing the cost of such actions, if any. The Company expects such modifications to its internal systems, if necessary, will be made on a timely basis, and presently believes that, with modifications to existing software or converting to new software, if necessary, the Year 2000 problem will not pose significant operational problems for the Company's computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, if necessary, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

  The Company has not fully determined the extent to which the Company may be impacted by third parties' systems, which may not be Year 2000 compliant. The Year 2000 computer issue may create risk for the Company from third parties with whom the Company deals. There can be no assurance that the systems of other companies which the Company deals with will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this Item is (i) set forth below and (ii) contained in the Company's Consolidated Financial Statements included on pages F-1 through F-24 of this Annual Report on Form 10-K.

  The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 1997 and 1996. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-24 of this Annual Report on Form 10-K.

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

            HISTORICAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FIRST   SECOND    THIRD   FOURTH
YEAR ENDED DECEMBER 31, 1997               QUARTER  QUARTER  QUARTER  QUARTER
----------------------------               -------  -------  -------  -------
Product sales............................. $    15  $   117  $    93  $   151
Operating expenses........................   2,285    2,261    1,870    1,891
Interest income (expense) and other
 income...................................      31       21       (8)      95
Income taxes..............................     --        (2)     --       --
Dividend on mandatorily redeemable Series
 A preferred stock........................     (30)     (30)     (30)     (30)
                                           -------  -------  -------  -------
Net loss attributable to common
 stockholders............................. $(2,269) $(2,155) $(1,815) $(1,675)
                                           -------  -------  -------  -------
Net loss per share attributable to common
 stockholders*............................ $ (0.22) $ (0.21) $ (0.17) $ (0.13)
                                           -------  -------  -------  -------
                                            FIRST   SECOND    THIRD   FOURTH
YEAR ENDED DECEMBER 31, 1996               QUARTER  QUARTER  QUARTER  QUARTER
----------------------------               -------  -------  -------  -------
Product sales............................. $   --   $   --   $   129  $     1
Operating expenses........................   2,724    2,563    2,737    2,145
Interest income (expense) and other
 income...................................     (92)     (63)      32       64
Income taxes..............................     --        (2)     --       --
Dividend on mandatorily redeemable Series
 A preferred stock........................     (30)     (30)     (30)     (30)
                                           -------  -------  -------  -------
Net loss attributable to common
 stockholders............................. $(2,846) $(2,658) $(2,606) $(2,110)
                                           -------  -------  -------  -------
Net loss per share attributable to common
 stockholders*............................ $ (0.40) $ (0.35) $ (0.27) $ (0.20)
                                           -------  -------  -------  -------

--------
* The sum of earnings per share for the four quarters is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES OF THE
REGISTRANT

The following table sets forth certain information with respect to the executive officers and directors of the Company as of February 28, 1998:

 NAME                          AGE POSITION
 ----                          --- --------
 William A. Boeger(1) (2)..... 48  President, Chief Executive Officer and
                                   Chairman of the Board of Directors
 Howard B. Urnovitz, Ph.D..... 44  Chief Science Officer and Member of the
                                   Board of Directors
 John J. DiPietro............. 39  Chief Operating Officer, Chief Financial
                                   Officer, Vice President of Finance and
                                   Secretary
 Toby Gottfried, Ph.D......... 60  Director of Research and Development
 Richard Van Maanen........... 39  Director of Marketing, Sales and Business
                                   Development
 Jeffrey Lang................. 48  Director of Operations
 Karen Long................... 43  Director of Regulatory Affairs and Quality
                                   Assurance and Quality
                                   Control
 David Collins (1)(2)......... 63  Vice Chairman of the Board of Directors
 Paul Freiman................. 63  Member of the Board of Directors
 Julius R. Krevans, M.D. (2).. 73  Member of the Board of Directors
 Mark Novitch, M.D. (1)....... 65  Member of the Board of Directors
 Zafar Randawa, Ph.D.......... 50  Member of the Board of Directors

(1)Member of the Audit Committee
(2)Member of the Compensation Committee

  WILLIAM A. BOEGER has served as the Company's President, Chief Executive Officer and Chairman of the Board since December 1997. From September 1995 until December 1997, he served as the Company's Chairman of the Board. From January 1994 until September 1995, Mr. Boeger served as the Company's Chairman, President and Chief Executive Officer. Mr. Boeger has been a director of the Company since 1991. He is a founder and Managing General Partner of Quest Ventures, a venture capital partnership founded in August 1985. Prior to that he was a General Partner of Continental Capital Ventures, a venture capital partnership. Before entering the venture capital field, he worked at Harvard Medical School and Peter Bent Brigham Hospital and served on the faculty of the Amos Tuck Business School at Dartmouth College. Mr. Boeger also serves as President and board member of Pepgen Corporation, a company in which Calypte has a minority interest. He also serves on the Board of Directors of IRIDEX Corporation and several private life sciences companies and non-profit corporations. Mr. Boeger received his M.B.A. from Harvard Business School and his B.S. from Williams College.

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

  JOHN J. DIPIETRO has served as the Company's Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary since December 1997. From October 1995 until December 1997, he served as the Vice President of Finance, Chief Financial Officer and Secretary. Prior to joining the Company, he was Vice

President of Finance, Chief Financial Officer and Secretary of Meris Laboratories, Inc., a full service clinical laboratory, from 1991 until 1995. In November 1997, Meris Laboratories filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code. While at Meris Laboratories, Mr. DiPietro, inter alia, was a respondent in an SEC administrative proceeding (No. 3-8484), dated September 26, 1994 in which, without admitting or denying the SEC's finding, Mr. DiPietro consented to the entry of an order that Mr. DiPietro cease and desist from committing or causing any violation, and any future violations of Sections 17(a)(2) and (3) of the Securities Act, Section 13(a) of the Exchange Act and Rules 126-20, 13a-1, and 13a-13 thereunder. From 1980 until 1983 and from 1986 until 1991, Mr. DiPietro was a Senior Manager at Price Waterhouse. Mr. DiPietro served as Credit Manager for Motorola, Inc. an electronics company, from 1983 until 1986. Mr. DiPietro also consults with various private companies. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

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

  KAREN LONG has served as Director of Regulatory Affairs, Quality Assurance and Quality Control since March 1997. From October 1992 to March 1997, she was Regulatory Administrator for the Diagnostic Division of Abbott Laboratories, a multinational health care corporation. Prior to that, from 1990 to October 1992, Ms. Long served as a regulatory and quality consultant for various hospital organizations. From 1979 to 1990, she held several positions with Baxter Healthcare, a therapeutic drug company, including Manager of Regulatory Affairs and Quality Assurance, Documentation and training Manager, Regulatory Assurance/Quality Assurance Manager and Quality Assurance Technician. Ms. Long received her B.S. in Medical Technology with a major in Chemistry from the University of Illinois.

  DAVID COLLINS has served as the Company's Vice Chairman of Board of Directors and consultant since December 1997. He has been a member of the Board of Directors since December 1995. From October 1994 to the present, Mr. Collins has served as a consultant in the health care industry. From September 1989 until September 1994 he served as Executive Vice President with Schering-Plough Corporation, a medical products company, and President of the HealthCare Products division, responsible for all OTC and consumer health care products. From February 1988 to August 1989, he was a founding partner of Galen Partners, a venture capital firm. From July 1962 to February 1988, he held several positions at Johnson & Johnson, including Vice Chairman of the Board of Directors for Public Affairs & Planning and Vice Chairman for the Executive Committee & Chairman of the Consumer Sector. He is a member and Chairman of the Board of Directors of Penederm, Inc. and a member of the Board of Directors of MGI Pharma, Inc. Mr. Collins is also a member of the Board of Directors of Lander, Inc., Advanced Corneal Systems, Inc. and Claneil Enterprises, Inc., all private companies. Mr. Collins received his L.L.B. at Harvard Law School and his B.A. at the University of Notre Dame.

  PAUL FREIMAN has served as a member of the Company's Board of Directors and consultant since December 1997. He has served as the President and Chief Executive Officer of Neurobiological Technologies, Inc since May 1997. In 1994, Mr. Freiman retired from his position as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company. From 1962 until 1994, he held several other positions at Syntex Corporation, including President and Chief Operating Officer. Mr. Freiman is currently serving on the board of Digital Gene Technologies, Inc., a private genomics company, and serves on the boards of Penford Inc., LifeScience Economics, Inc., and several other biotechnology companies. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

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

  MARK NOVITCH, M.D. has served on the Company's Board of Directors since September 1995. Dr. Novitch was a Professor of Health Care Sciences at George Washington University from October 1994 to June 1997. He is presently an Adjunct Professor at George Washington University Medical Center. Since 1993, Dr. Novitch has also been a private consultant in the pharmaceutical industry. From 1985 until 1993, he served in senior executive positions with the Upjohn Company, a medical products company, including Vice Chairman of the Board of Directors, Corporate Executive Vice President, Corporate Senior Vice President for Scientific Administration and Corporate Vice President. Prior to this, for 14 years, Dr. Novitch served with the FDA where from 1983 until 1984 he was Acting Commissioner. For seven years, Dr. Novitch was on the faculty at Harvard Medical School. He is also a member of the Board of Directors of Osiris Therapeutics, Inc., Neurogen Corporation, Guidant Corporation, Kos Pharmaceutical, and Alteon, Inc. Dr. Novitch received his A.B. from Yale University, and his M.D. from the New York Medical College.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers. Such officers, directors and ten percent stockholders are also required by the Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms that they file.

  The Company believes that during fiscal year 1997, all the Reporting Persons complied with all applicable filing requirements subject to the following exceptions: Dr. Gottfried had one late filing of report on Form 4 with respect to a stock option exercise and Dr. Urnovitz had one late filing of report on Form 4 with respect to a stock option grant.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

  The Company's directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board meetings. Under the Company's 1995 Director Option Plan, non-employee directors of the Company receive automatic grants of stock options to purchase shares of Common Stock. In addition, all outside directors receive $5,000 per year in consideration of their membership on the Board of Directors.

  In December 1997, the Company entered into a consulting agreement with David Collins, a Board member, effective from December 1997 to December 1998. Under the agreement, Mr. Collins is receiving compensation of $6,000 per month and was granted 50,000 stock options which vest over the period of the agreement. In addition, he shall be granted an additional 50,000 stock options should certain milestones be successfully achieved.

  In December 1997, the Company entered into a consulting agreement with Paul Freiman, a Board member, effective from January 1998 through December 1998. Under the agreement, Mr. Freiman is receiving compensation of $30,000 per year and was granted 50,000 stock options which vest over a 36 month period with the possibility of immediate vesting under certain conditions. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year.

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

  There were 21,000 Common Stock options granted in 1997 under the Director Option Plan.

EXECUTIVE COMPENSATION

  The following table sets forth certain compensation awarded or paid by the Company during the years ended December 31, 1997, 1996 and 1995 to its Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                          LONG-TERM
                                                         COMPENSATION
                                                          SECURITIES
                                                          UNDERLYING
                                                           OPTIONS       ALL OTHER
NAME AND PRINCIPAL       YEAR SALARY ($)    BONUS ($)     GRANTED (#) COMPENSATION ($)
POSITION                 ---- ----------    ---------    ------------ ----------------
John P. Davis (1)......  1997  195,000            0              0          5,600(2)
 President and Chief     1996  195,000            0              0        322,810(3)
  Executive Officer      1995  126,602            0        320,000         15,819(4)


William A. Boeger (5)..  1997   50,000(6)     5,385(7)     195,000         15,470(8)
 President, Chief        1996   83,334(9)         0              0         11,560(4)
  Executive Officer      1995  272,500(10)        0        220,000          7,210(4)
  and Chairman of the
  Board of Directors

Howard B. Urnovitz.....  1997   87,692            0        150,000          4,200(2)
 Chief Science Officer   1996  132,231       61,552(11)          0         85,000(12)
                         1995  139,961       16,816        180,000              0

John J. DiPietro (13)..  1997  131,250            0         80,000         36,073(4)
 Chief Operating         1996  126,346            0         10,000         32,201(4)
  Officer, Chief         1995   27,885            0         35,000          5,541(4)
  Financial Officer,
  Vice President of
  Finance and
  Secretary

--------
 (1) Mr. Davis joined the Company in May 1995 as its President and Chief Operating Officer. In September 1995, Mr. Davis was named President and Chief Executive Officer. In December 1997, Mr. Davis resigned from his position as President and Chief Executive Officer.
 (2) Represents car allowance.
 (3) Represents $5,469 for living expenses and $317,341 for reimbursement of relocation expenses (which includes the reimbursement for taxes owed on such expenses).
 (4) Represents living expenses.
 (5) Mr. Boeger served as the Company's Chairman of the Board of Directors, Chief Executive Officer, and President from January 1994 until May 1995. From May 1995 to September 1995, he served as Chairman of the Board of Directors and Chief Executive Officer. From September 1995 to December 1997, he served as Chairman of the Board of Directors. Since December 1997, Mr Boeger has served as Chairman of the Board of Directors, Chief Executive Officer and President.
 (6) Represents amounts paid to an affiliate of Quest Ventures, a venture capital partnership of which Mr. Boeger is Managing General Partner.
 (7) Represents non-cash bonus related to forgiveness of a portion of a $70,000 note receivable including interest from Mr. Boeger.
 (8) Represents $10,595 for living expenses and $4,875 for car allowance.
 (9) $12,500 was paid in 1996 to an affiliate of Quest Ventures, a venture capital partnership of which Mr. Boeger is Managing General Partner, for services rendered by Mr. Boeger in 1995. $70,834 was paid to an affiliate of Quest Ventures in 1996 for services rendered by Mr. Boeger in 1996.
(10) $135,000 was paid to an affiliate of Quest Ventures, a venture capital partnership of which Mr. Boeger is Managing General Partner, in 1995 for services rendered by Mr. Boeger in 1994. $118,750 was paid to an affiliate of Quest Ventures in 1995 for services rendered by Mr. Boeger in 1995. $18,750 was paid to Pepgen Corporation, a subsidiary of the Company of which Mr. Boeger is President and Chief Financial Officer, in 1995 for services rendered by Mr. Boeger in 1995.
(11) Represents a one-time bonus to defray the tax liability on the deemed income from the forgiveness of the note receivable from Dr. Urnovitz.
(12) Represents forgiveness of an $85,000 note receivable from Dr. Urnovitz.
(13) Mr. DiPietro joined the Company in October 1995 as Chief Financial Officer and Vice President of Finance. In December 1997, Mr. DiPietro was named Chief Operating Officer, Chief Financial Officer and Vice President of Finance.

  The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1997:

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                              POTENTIAL
                                                                          REALIZABLE VALUE
                                                                          AT ASSUMED ANNUAL
                                       PERCENT OF                          RATES OF STOCK
                         NUMBER OF    TOTAL OPTIONS                             PRICE
                         SECURITIES    GRANTED TO                         APPRECIATION FOR
                         UNDERLYING   EMPLOYEES IN   EXERCISE              OPTION TERM (3)
                          OPTIONS      FISCAL YEAR    PRICE    EXPIRATION -----------------
NAME                      GRANTED          (1)      ($/SH) (2)    DATE     5%($)   10%($)
----                     ----------   ------------- ---------- ----------  -----  ---------
John P. Davis...........       --            --          --           --       --        --
William A. Boeger.......  195,000(4)      27.87%       3.75     12/18/07  420,175 1,102,202
Howard B. Urnovitz......  150,000(5)      21.44%       4.50      6/30/07  424,504 1,075,776
John J. DiPietro........   80,000(6)      11.44%       3.63     12/18/07  182,379   462,185

(1) Based on aggregate of 699,599 options granted under the Company's Incentive Stock Plan to employees and directors of, and consultants to, the Company during the year ended December 31, 1997, including the Named Executive Officers.
(2) The exercise price was based on the closing price of the stock on the date of grant on the NASDAQ Smallcap Market.
(3) The assumed 5% and 10% compound rates of annual stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices. Assuming a ten-year option term, annual compounding results in total appreciation of 62.9% (at 5% per year) and 159.4% (at 10% per year).
(4) Options granted to Mr. Boeger become exercisable at the rate of 7.69% of the shares subject to the option at January 18, 1998 and at the rate of 7.69% per month thereafter. The options expire ten years from the date of grant, or earlier upon termination of employment.
(5) Options granted to Dr. Urnovitz were fully exercisable on the date of grant. The options expire ten years from the date of grant or earlier upon termination of employment.
(6) Options granted to Mr. DiPietro become exercisable at the rate of 2.08% of the shares subject to the option at January 18, 1998 and at the rate of 2.08% each month thereafter. The options expire ten years from the date of grant or earlier upon termination of employment.

  The following table sets forth information concerning option exercises for the year ended December 31, 1997, with respect to each of the Named Executive Officers.

                      AGGREGATED OPTION EXERCISES IN 1997
                      AND DECEMBER 31, 1997 OPTION VALUES

                                                  NUMBER OF SECURITIES
                        SHARES                  UNDERLYING UNEXERCISABLE    VALUE OF UNEXERCISED IN-THE-
                      ACQUIRED ON                  OPTIONS AT FISCAL          MONEY OPTIONS AT FISCAL
                       EXERCISE      VALUE            YEAR END (#)                  YEAR END ($)
NAME                      (#)     REALIZED ($) (EXERCISABLE/UNEXERCISABLE) (EXERCISABLE/UNEXERCISABLE)(1)
----                  ----------- ------------ --------------------------  ------------------------------
John P. Davis.......        --           --       165,329  /  154,671           712,981  /  667,019
William A. Boeger...    30,000      121,875       190,000  /  195,000           819,375  /  207,188
Howard B. Urnovitz..    34,000      195,500       296,000  /       --           676,500  /       --
John J. DiPietro....        --           --        45,000  /   80,000           133,438  /   95,000

(1) Value realized and value of unexercised in-the-money options is based on a value of $4.8125 per share of the Company's Common Stock, the closing price on December 31, 1997 as quoted on the NASDAQ Smallcap Market. Amounts reflect such fair market value minus the exercise price multiplied by the number of shares to be acquired on exercise and do not indicate that the optionee actually sold such stock.

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

EMPLOYMENT AGREEMENTS

  In January 1995, the Company entered into an employment agreement with Dr. Howard B. Urnovitz, as the Founder, Director and Chief Science Officer of the Company for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year and has been renewed for the 1998 calendar year. In the event Dr. Urnovitz's employment is terminated by the Company other than for cause, he is entitled to receive his base salary for six months.

  In December 1997, the Company entered into an employment agreement with William A. Boeger as President and Chief Executive Officer of the Company effective from December 1997 through December 1998. Under the terms of the agreement, Mr. Boeger is receiving a salary of $195,000 per year. In addition, he was granted 195,000 stock options which vest over the period of the agreement. Mr. Boeger is not entitled to a cash bonus during the initial term of the agreement; in lieu of a cash bonus, the Company shall forgive his indebtedness to the Company in the amount of $70,000 plus accrued interest ratably over the term of the agreement. The loan was originally made to Mr. Boeger in May 1997. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year. Mr. Boeger is also entitled to temporary housing and travel between his home and the Company.

  In December 1997, the Company entered into an employment agreement with John DiPietro as Chief Operating Officer, Chief Financial Officer and Vice President of Finance of the Company for a term of three years, which provided for an annual salary of $150,000. In addition, he was granted 80,000 stock options which vest over 48 months. Mr. DiPietro is also entitled to a bonus under the Company's bonus plan, reimbursement for the cost of a corporate apartment, which expenses shall be increased sufficiently to reimburse for taxes owed on such expenses, and certain change in control provisions. In the event his employment is terminated by the Company other than for cause, Mr. DiPietro will receive his base salary for six months and all stock options that would have vested during the term of this agreement shall become fully vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of February 28, 1998 for
(i) all persons's known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

                                                                SHARES
                                                             BENEFICIALLY % OF
5% STOCKHOLDERS, DIRECTORS AND OFFICERS (1)                     OWNED     TOTAL
-------------------------------------------                  ------------ -----
Otsuka Pharmaceutical Co., Ltd. (2)
 463-10 Kagsuno
 Kawauchi-cho
 Tokoshima Japan ..........................................   1,293,147    9.67%
Zafar Randawa, Ph.D. (2)...................................   1,293,147    9.67%
H&Q Healthcare Investors
 50 Rowes Wharf-4th Floor
 Boston, MA 02110..........................................     833,993    6.23%
William A. Boeger (3)......................................     783,322    5.68%
Entities Affiliated with Austin W. Marxe and David M.
 Greenhouse
 153 East 53rd Street-51st Floor
 New York, NY 10022........................................     706,000    5.28%
Howard B. Urnovitz, Ph.D. (4)..............................     436,200    3.19%
John P. Davis..............................................     164,662    1.23%
John DiPietro (5)..........................................      57,789       *
David Collins (6)..........................................      39,416       *
Mark Novitch, M.D. (7).....................................      26,750       *
Julius Krevans, M.D. (8)...................................      14,250       *
Paul Freiman (9)...........................................       5,555       *
All directors and executive officers as a group (9 persons)
 ..........................................................   2,821,091   19.89%

--------
*  Represents beneficial ownership of less than 1%.
(1) To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, 1440 Fourth Street, Berkeley, California 94710.
(2) Dr. Randawa is a director of the Company and an affiliate of Otsuka Pharmaceutical Co., Ltd.
(3) Includes 154,276 shares subject to options exercisable within 60 days owned by entities affiliated with Quest Ventures of which Mr. Boeger is a partner. Also includes 250,000 shares subject to options exercisable within 60 days owned by Mr. Boeger.
(4) Includes 296,000 shares subject to warrants exercisable within 60 days.
(5) Includes 51,666 shares subject to options exercisable within 60 days.
(6) Includes 24,416 shares subject to options exercisable within 60 days.
(7) Includes 22,750 shares subject to options exercisable within 60 days.
(8) Includes 5,250 shares subject to options exercisable within 60 days.
(9) Includes 5,555 shares subject to options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1997, in recognition of a Technology Rights Agreement entered into between the Company and Dr. Urnovitz, the Company funded the expenses of a research foundation started by Dr. Urnovitz. The Company has entered into a loan agreement with Dr. Urnovitz to repay such funding to the company and to limit the funding to a maximum of $165,000. The loan is evidenced by a promissory note and is secured by Dr. Urnovitz's stock options to purchase common stock with a market value of 200% of the outstanding loan balance. The interest on the outstanding principal balance of the loan is a variable rate of the prime rate plus 1%. The principal amount and all accrued interest was originally due on December 1, 1997. On October 13, 1997, the due date was extended to March 1, 1998 and on December 18, 1997, the due date was further extended to December 1, 1998. In January 1998, the loan was increased from $90,000 to $165,000 subject to the same terms of the initial loan agreement. The Technology Rights Agreement gives the Company the first right of refusal of an exclusive, worldwide license to practice, make or have made, use, sell, distribute and license to other any invention or discovery made by Dr. Urnovitz in exchange for a one-time cash payment and the payment of royalties.

  In January 1998, the Company entered into an agreement with Quest Management Company ("Quest") for management services of William Boeger as the Company's Chairman of the Board. Under the terms of the agreement, the Company will pay Quest $50,000 per year payable in monthly installments. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year.

  In 1997, the Company paid Pepgen, a minority-owned subsidiary of the Company $72,000 for an exclusive license to all technology that relates to urine-based diagnostics developed by Pepgen.

  During January 1998, the Company loaned Pepgen $250,000 at an interest rate of prime plus 3%. The loan is secured by all intellectual property of Pepgen and is due on March 31, 1998. In addition, the Company was granted a warrant to purchase 500,000 shares of Pepgen common stock at $0.50 per share expiring on March 1, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Certain Documents Filed as Part of the Form 10-K

   1.  Financial Statements
   2.  Financial Statement Schedules

     Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  3. Exhibits

  3.3*   Bylaws of the Registrant, as currently in effect.
  3.4**  Restated Certificate of Incorporation of Calypte Biomedical
          Corporation, a Delaware corporation, filed July 31, 1996.
 10.1*   Form of Indemnification Agreement between the Company and each of its directors and officers.
 10.2*   Incentive Stock Plan.
 10.3*   1995 Director Option Plan.
 10.4*   1995 Employee Stock Purchase Plan.
 10.5*   Lease Agreement between the Registrant and Charles A. Grant and Mark
          Greenberg, dated as of November 30, 1990.
 10.6*   Second Lease Extension Agreement between Registrant and Charles A.
          Grant and Mark Greenberg, dated as of May 14, 1991.
 10.7*   Lease Extension Agreement between Registrant and Charles A. Grant and
          Mark Greenberg, dated as of February 5, 1992.
 10.8*   Lease Extension Agreement between Registrant and Charles A. Grant and
          Mark Greenberg, dated as of April 15, 1993.
 10.9*   Standard Form Lease 1255-1275 Harbor Bay Parkway Harbor Bay Business
          Park between Commercial Center Bank and the Registrant, dated as of
          August 22, 1992.
 10.10*  Employment Agreement between the Registrant and John P. Davis, dated as of April 10, 1995 as amended.
 10.11*  Amendment No. 1 to Employment Agreement between the Registrant and
          John P. Davis, dated as of April 22, 1996.
 10.12*  Employment Agreement between the Registrant and Howard B. Urnovitz, dated as of January 25, 1995.
 10.14*  Business Consultant Agreement between the Registrant and Cynthia
          Green, dated as of May 1, 1993.
 10.15+* License Agreement between the Registrant and New York University, dated as of August 13, 1993.
 10.16*  First Amendment to License Agreement between the Registrant and New
          York University, dated as of January 11, 1995.
 10.17*  Second Amendment to License Agreement between the Registrant and New
          York University, dated as of October 15, 1995.
 10.18+* Third Amendment to License Agreement between the Registrant and New
          York University, dated as of January 31, 1996.
 10.19+* Research Agreement between the Registrant and New York University, dated August 12, 1993.
 10.20+* First Amendment to Research Agreement between the Registrant and New
          York University, dated as of January 11, 1995.
 10.21+* Sublicense Agreement between the Registrant and Cambridge Biotech
          Corporation, dated as of March 31, 1992.
 10.22+* Master Agreement between the Registrant and Cambridge Biotech
          Corporation, dated as of April 12, 1996.

 10.23+*  Sub-License Agreement between the Registrant and Cambridge Biotech
           Corporation, dated as of April 12, 1996.
 10.24+*  Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993.
 10.25+*  Non-Exclusive License Agreement between the Registrant and The Texas
           A&M University System, dated as of September 12, 1993.
 10.26+*  Non-Exclusive License Agreement between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated as of
           March 1, 1993.
 10.27+*  Distribution Agreement between the Registrant and Otsuka
           Pharmaceutical Co., Ltd., dated as of August 7, 1994.
 10.28+*  Distribution Agreement between the Registrant and Seradyn, Inc., dated as of April 10, 1995.
 10.29+*  Distribution Agreement between the Registrant and Travenol
           Laboratories (Israel), Ltd., dated as of December 31, 1994.
 10.30+*  Manufacturing/Packing Agreement between the Registrant and Biomira
           (formerly ADI) Diagnostics Inc., dated as of September 27, 1994.
 10.31*   Loan and Bridge Security Agreement between the Registrant and Silicon
           Valley Bank, dated as of December 8, 1995.
 10.32*   First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of March 5, 1996.
 10.33*   Form of Option Agreement for Stockholders of Pepgen Corporation,
           dated as of October 12, 1995.
          $1.0 Million Promissory Note delivered to Pepgen Corporation, dated
 10.34*    as of October 12, 1995.
 10.35*   Equipment Lease Agreement between the Registrant and Phoenix Leasing, dated as of August 20, 1993.
 10.36*   Equipment Lease Agreement between the Registrant and Meier
           Mitchell/GATX, dated as of August 20, 1993.
 10.37**  Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of February 3, 1997.
 10.38**  Employment Agreement between the Registrant and John J. DiPietro, dated as of October 1, 1995.
 10.39**  Equipment Lease Agreement between the Registrant and MMC/GATX, dated
           September 30, 1996.
 10.40+** Joint Venture Agreement between the Registrant and Trinity Biotech plc
 10.41    Second Addendum to Lease between the Registrant and Commercial Center
           Bank dated as of July 21, 1997.
 10.42    Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated December 9, 1997.
 10.43    Employment Agreement between the Registrant and William A. Boeger dated as of December 1, 1997.
 10.44    Employment Agreement between the Registrant and John J. DiPietro dated as of December 17, 1997.
 21.1*    Subsidiaries of the Registrant.
 23.1     Consent of KPMG Peat Marwick LLP, Independent Auditors.
 24.1     Power of Attorney (see page 42).
 27.1     Financial Data Schedule.

--------
* Incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.
+ Confidential treatment has been granted as to certain portions of this exhibit.
** Incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 28, 1997.

  (b) Reports on Form 8-K

  The Registrant filed a report on Form 8-K dated October 21, 1997 on November 26, 1997. The Registrant filed the report at the request of Nasdaq to demonstrate that the Company maintains capital and surplus of at least $1,000,000 in compliance with the requirements for continued listing on the Nasdaq Small Cap Market. Included in the report on Form 8-K was the October 31, 1997 unaudited balance sheet.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Calypte Biomedical Corporation
                                           (Registrant)

Date: March 25, 1998

                                                   /s/ William A. Boeger
                                          By: _________________________________
                                            WILLIAM A. BOEGER PRESIDENT, CHIEF
                                             EXECUTIVE OFFICER AND CHAIRMAN OF
                                                  THE BOARD OF DIRECTORS

                                          and

                                                   /s/ John J. DiPietro
                                          By: _________________________________
                                              JOHN J. DIPIETROCHIEF OPERATING
                                             OFFICER, VICE PRESIDENT--FINANCE,
                                                CHIEF FINANCIAL OFFICER AND
                                            SECRETARY (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

                               POWER OF ATTORNEY

  Each Director of the Registrant whose signature appears below, hereby appoints William A. Boeger and John J. DiPietro, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

  PURSUANT TO THE REQUIREMENT OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/ William A. Boeger          President, Chief         March 25, 1998
-------------------------------------   Executive Officer
          WILLIAM A. BOEGER             and Chairman of the
                                        Board of Directors
                                        (Principal
                                        Executive Officer)

    /s/ Howard B. Urnovitz, Ph.D.      Chief Science            March 25, 1998
-------------------------------------   Officer and
      HOWARD B. URNOVITZ, PH.D.         Director

             SIGNATURE                       TITLE                 DATE

        /s/ John J. DiPietro          Chief Operating         March 25, 1998
------------------------------------   Officer,
          JOHN J. DIPIETRO            Vice President of
                                       Finance,
                                      Chief Financial
                                       Officer and
                                       Secretary
                                       (Principal
                                       Financial and
                                       Accounting
                                       Officer)

         /s/ David Collins            Vice Chairman of        March 25, 1998
------------------------------------   the Board of
           DAVID COLLINS               Directors

          /s/ Paul Freiman            Director                March 25, 1998
------------------------------------
            PAUL FREIMAN

    /s/ Julius R. Krevans, M.D.       Director                March 25, 1998
------------------------------------
      JULIUS R. KREVANS, M.D.

       /s/ Mark Novitch, M.D.         Director                March 25, 1998
------------------------------------
         MARK NOVITCH, M.D.

    /s/ Zafar I. Randawa, Ph.D.       Director                March 25, 1998
------------------------------------
      ZAFAR I. RANDAWA, PH.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  F-2
Consolidated Balance Sheets................................................  F-3
Consolidated Statements of Operations......................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)..................  F-5
Consolidated Statements of Cash Flows......................................  F-9
Notes to Consolidated Financial Statements................................. F-10

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Calypte Biomedical Corporation:

  We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation and subsidiary (a development stage enterprise) (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from February 18, 1988 (inception) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypte Biomedical Corporation and subsidiary (a development stage enterprise) as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from February 18, 1988 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                                   KPMG Peat Marwick LLP

San Francisco, California
February 20, 1998

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                          ASSETS                             --------  --------
Current assets:
  Cash and cash equivalents................................  $ 10,820   $ 7,924
  Accounts receivable......................................       133        24
  Inventory................................................       161       205
  Notes receivable-officers and employees..................       239       --
  Prepaid expenses.........................................       111       151
  Other current assets.....................................        39        19
                                                             --------  --------
    Total current assets...................................    11,503     8,323
Property and equipment, net................................     1,219     1,761
Other assets...............................................       228       263
                                                             --------  --------
                                                             $ 12,950  $ 10,347
                                                             ========  ========
    LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................  $    610    $  418
  Accrued expenses.........................................       912       768
  Capital lease obligations--current portion...............       479       443
  Deferred revenue.........................................       585       627
                                                             --------  --------
    Total current liabilities..............................     2,586     2,256
Deferred rent obligation...................................        37        55
Capital lease obligations--long-term portion...............       282       764
                                                             --------  --------
    Total liabilities......................................     2,905     3,075
Mandatorily redeemable Series A preferred stock, $0.001 par
 value; no shares authorized at December 31, 1997 and 1996;
 100,000 shares issued and outstanding at December 31, 1997
 and 1996; aggregate redemption and liquidation value of
 $1,000 plus cumulative dividends..........................     1,976     1,856
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding.............       --        --
  Common stock, $0.001 par value; 20,000,000 shares
   authorized at December 31, 1997 and 1996; 13,198,781 and
   10,459,501 shares issued and outstanding as of December
   31, 1997 and 1996, respectively.........................        13        10
  Additional paid-in capital...............................    56,847    46,270
  Deferred compensation....................................      (496)     (363)
  Deficit accumulated during development stage.............   (48,295)  (40,501)
                                                             --------  --------
    Total stockholders' equity.............................     8,069     5,416
                                                             --------  --------
                                                             $ 12,950  $ 10,347
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  PERIOD FROM
                                                                  FEBRUARY 18,
                                                                      1988
                                                                  (INCEPTION)
                                      YEAR ENDED DECEMBER 31,       THROUGH
                                     ---------------------------  DECEMBER 31,
                                      1997      1996      1995        1997
                                     -------  --------  --------  ------------
Revenues:
  Product sales..................... $   376  $    130  $    --     $    506
  Earned under research and
   development contracts,
   substantially from related
   parties..........................     --        --        --        2,390
                                     -------  --------  --------    --------
    Total revenue...................     376       130       --        2,896
                                     -------  --------  --------    --------
Operating expenses:
  Product costs.....................   2,305     1,085       --        3,390
  Research and development..........   3,685     5,751     5,018      29,783
  Purchased in-process research and
   development......................     --        --      2,500       2,500
  Selling, general and
   administrative...................   2,317     3,333     2,862      16,577
                                     -------  --------  --------    --------
    Total expenses..................   8,307    10,169    10,380      52,250
                                     -------  --------  --------    --------
      Loss from operations..........  (7,931)  (10,039)  (10,380)    (49,354)
Interest income.....................     350       266       195       1,186
Interest expense....................    (211)     (340)     (117)     (1,154)
Other income........................     --         15        12          86
                                     -------  --------  --------    --------
      Loss before income taxes and
       extraordinary item...........  (7,792)  (10,098)  (10,290)    (49,236)
Income taxes........................      (2)       (2)       (1)        (65)
                                     -------  --------  --------    --------
      Loss before extraordinary
       item.........................  (7,794)  (10,100)  (10,291)    (49,301)
Extraordinary gain on debt
 extinguishment.....................     --        --        --          485
                                     -------  --------  --------    --------
      Net loss......................  (7,794)  (10,100)  (10,291)    (48,816)
Less dividend on mandatorily
 redeemable Series A preferred
 stock..............................    (120)     (120)     (120)       (976)
                                     -------  --------  --------    --------
Net loss attributable to common
 stockholders....................... $(7,914) $(10,220) $(10,411)   $(49,792)
                                     -------  --------  --------    ========
Net loss per share attributable to
 common stockholders................ $ (0.72) $  (1.17) $  (1.53)
                                     =======  ========  ========
Weighted average shares used to
 compute net loss per share
 attributable to common
 stockholders.......................  11,028     8,753     6,792
                                     =======  ========  ========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      PERIOD FROM FEBRUARY 18, 1988 (INCEPTION) THROUGH DECEMBER 31, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED)
      PERIOD FROM FEBRUARY 18, 1988 (INCEPTION) THROUGH DECEMBER 31, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED)
      PERIOD FROM FEBRUARY 18, 1988 (INCEPTION) THROUGH DECEMBER 31, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      PERIOD FROM FEBRUARY 18, 1988 (INCEPTION) THROUGH DECEMBER 31, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED     TOTAL
                    JOINT        CONVERTIBLE PREFERRED STOCK            ADDITIONAL                DURING    STOCKHOLDERS'
                  VENTURERS' ----------------------------------- COMMON  PAID-IN     DEFERRED   DEVELOPMENT    EQUITY
                   CAPITAL   SERIES B SERIES C SERIES D SERIES E STOCK   CAPITAL   COMPENSATION    STAGE      (DEFICIT)
                  ---------- -------- -------- -------- -------- ------ ---------- ------------ ----------- -------------
Balances as of
 December 31,
 1996...........     $--       $--      $--      $--      $--     $10    $46,270      $(363)     $(40,501)     $ 5,416
Exercise of
 stock options
 for 117,437
 shares of
 common stock...      --        --       --       --       --     --          60        --            --            60
Net exercise of
 Series E
 convertible
 warrants for
 12,755 shares
 of common
 stock..........      --        --       --       --       --     --         --         --            --           --
Issuance of
 2,600,999
 shares of
 common stock
 through a
 Private
 Placement......      --        --       --       --       --       3     11,052        --            --        11,055
Cost of issuance
 of common stock
 for Private
 Placement
 (including
 underwriters'
 fees)..........      --        --       --       --       --     --        (824)       --            --          (824)
Common stock of
 8,089 shares
 issued under
 the Employee
 Stock Purchase
 Plan...........      --        --       --       --       --     --          37        --            --            37
Dividend
 requirements of
 mandatorily
 redeemable
 Series A
 preferred
 stock..........      --        --       --       --       --     --        (120)       --            --          (120)
Compensation
 relating to
 granting of
 stock options..      --        --       --       --       --     --         407       (407)          --           --
Amortization of
 deferred
 compensation...      --        --       --       --       --     --         --         239           --           239
Deferred
 compensation
 reversed for
 terminated
 personnel......      --        --       --       --       --     --         (35)        35           --           --
Net loss........      --        --       --       --       --     --         --         --         (7,794)      (7,794)
                     ----      ----     ----     ----     ----    ---    -------      -----      --------      -------
Balances at
 December 31,
 1997...........     $--       $--      $--      $--      $--     $13    $56,847      $(496)     $(48,295)     $ 8,069
                     ====      ====     ====     ====     ====    ===    =======      =====      ========      =======

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    PERIOD FROM
                                                                    FEBRUARY 18,
                                                                        1988
                                                                    (INCEPTION)
                                        YEAR ENDED DECEMBER 31,       THROUGH
                                       ---------------------------  DECEMBER 31,
                                        1997      1996      1995        1997
                                       -------  --------  --------  ------------
Cash flows from operating activities:
 Net loss............................  $(7,794) $(10,100) $(10,291)   $(48,816)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
 Depreciation and amortization.......      637       797       465       3,251
 Loss on sale or disposal of
  equipment..........................      --        --         73         115
 Extraordinary gain on debt
  extinguishment.....................      --        --        --         (485)
 Amortization of deferred
  compensation.......................      239       302       201         742
 Compensation paid by stock
  issuance...........................      --        --        --           47
 Forgiveness of note receivable from
  officer............................        5        43        42          90
 Purchased in-process research and
  development costs..................      --        --      2,500       2,500
 Changes in operating assets and
  liabilities:
  Accounts receivable................     (109)      (24)      --         (133)
  Inventory..........................       44      (205)      --         (161)
  Other current assets and prepaid
   expenses..........................       20       585      (714)         89
  Organizational costs...............      --        --        --         (123)
  Other assets.......................       35      (137)      (21)       (551)
  Accounts payable, accrued expenses
   and deferred revenue..............      294      (385)    1,162       2,009
  Deferred rent obligation...........      (18)      (33)       (4)         36
  Note payable in exchange for
   expenses paid on behalf of the
   Company...........................      --        --        --          192
                                       -------  --------  --------    --------
   Net cash used in operating
    activities.......................   (6,647)   (9,157)   (6,587)    (41,198)
                                       -------  --------  --------    --------
Cash flows from investing activities:
 Proceeds from disposition of
  equipment..........................      --        --        --           25
 Purchase of equipment, net..........      (95)       29      (476)     (2,342)
 Notes receivable from officers and
  employees..........................     (244)      --        --         (244)
 Investment in Pepgen Corporation....      --        --     (1,000)     (1,000)
                                       -------  --------  --------    --------
   Net cash provided by (used in)
    investing activities.............     (339)       29    (1,476)     (3,561)
                                       -------  --------  --------    --------
Cash flows from financing activities:
 Proceeds from sale of stock.........   11,152    20,204     4,445      59,635
 Expenses paid related to sale of
  stock..............................     (824)   (2,124)     (139)     (3,818)
 Prepaid license fee.................      --        --        --          500
 Principal payments on notes
  payable............................   (1,000)   (3,258)      (29)     (5,174)
 Principal payments on capital lease
  obligations........................     (446)     (329)     (133)       (942)
 Proceeds from notes payable.........    1,000       --      2,000       3,692
 Capital contributions...............      --        --        --           75
 Joint ventures' capital
  contributions......................      --        --        --        1,611
                                       -------  --------  --------    --------
   Net cash provided by financing
    activities.......................    9,882    14,493     6,144      55,579
                                       -------  --------  --------    --------
Net increase (decrease) in cash and
 cash equivalents....................    2,896     5,365    (1,919)     10,820
Cash and cash equivalents at
 beginning of period.................    7,924     2,559     4,478         --
                                       -------  --------  --------    --------
Cash and cash equivalents at end of
 period..............................  $10,820  $  7,924  $  2,559    $ 10,820
                                       =======  ========  ========    ========
Supplemental disclosure of cash flow
 activities:
 Cash paid for interest..............  $   211  $    359  $    105    $  1,048
 Cash paid for income taxes..........        2         2         1          64
Supplemental disclosure of noncash
 activities:
 Acquisition of equipment through
  obligations under capital leases...      --        733       661       1,703
 Accrued liabilities converted to
  notes payable......................      --        --        --          363
 Accrued liabilities converted to
  common stock.......................      --        --        --           39
 Notes payable converted to common
  stock..............................      --        --        --          459
 Notes payable converted to Series B
  convertible preferred stock........      --        --        --           50
 Notes payable issued upon investment
  in Pepgen Corporation..............      --        --      1,000       1,000
 Options issued upon investment in
  Pepgen Corporation.................      --        --        500         500
 Dividend on mandatorily redeemable
  Series A preferred stock...........      120       120       120         976
 Deferred compensation attributable
  to stock grants....................      372       299       567       1,238

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995

(1) THE COMPANY

  Calypte Biomedical Corporation (the Company) was incorporated on November 11, 1989 and is a development stage enterprise. The Company's primary activities have been to obtain funding, to perform research and development and to obtain approval for its urine-based diagnostic tests.

  The Company has developed a urine-based screening test for the detection of Human Immunodeficiency Virus, Type-1 (HIV-1), the putative cause of Acquired Immunodeficiency Syndrome (AIDS). The Company's screening test, when used with the western blot confimatory test for urine licensed exclusively from Cambridge Biotech Corporation, will provide the only complete urine-based HIV testing system. This western blot test is already licensed by the Food and Drug Administration (FDA) for use with blood, and is currently pending FDA clearance for use with urine.

  The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's HIV-1 screening test and potential future products to laboratories serving the life insurance, military, immigration and criminal justice markets. International and other U.S. markets will be addressed utilizing diagnostic product distributors. To date, the Company has received approval for the sale of its product in Indonesia only. The Company will work collaboratively with its distributors to obtain regulatory approval in order to market and promote the products in their local markets.

(2) SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc., and Calypte Biomedical Company (the Joint Venture). All significant intercompany accounts and transactions have been eliminated in consolidation.

  The Company accounts for its interest in Pepgen Corporation (Pepgen) under the equity method (Note 11).

Cash and Cash Equivalents

  Cash equivalents consist primarily of investments in money market accounts and commercial paper with original maturities of three months or less.

Inventories

  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

Property and Equipment

  Property and equipment are stated at cost. Machinery and equipment, furniture and fixtures, and computer equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally four to five years. Leasehold improvements and equipment under capital leases are amortized or depreciated over the shorter of the remaining lease term or the useful life of the improvement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

Fair Value of Financial Instruments

  Financial assets and liabilities have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash and cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest. The fair market values of the notes receivable from officers and employees are not readily determinable due to their related party nature. The carrying amounts of all other financial instruments approximate fair value because of their short-term maturity.

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

Stock-Based Compensation

  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS
No. 123.

Net Loss Per Share Attributable to Common Stockholders

  Net loss per share attributed to common stockholders has been computed using the weighted average number of common shares outstanding during each period presented. In 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS No. 128). SFAS

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

No. 128 requires companies with complex capital structures to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS previously required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculation defined in Accounting Principles Board No. 15. All net loss per share amounts have been retroactively restated to reflect adoption of this statement.

  Common equivalent shares include convertible preferred stock that were converted upon completion of the Company's IPO using the as if converted method.

Concentrations of Credit Risk

  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company has investment policies that limit investments to short-term low-risk investments. Concentration of credit risk with respect to trade accounts receivable are limited due to the fact that the Company sells its products primarily to established distributors and laboratories.

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

Risks and Uncertainties

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

(3) INVENTORIES

  Inventories as of December 31, 1997 and 1996 consisted of the following:

                                                        1997           1996
                                                   -------------- --------------
                                                   (IN THOUSANDS) (IN THOUSANDS)
       Raw materials..............................      $ 53           $ 80
       Work-in-process............................       103            108
       Finished goods.............................         5             17
                                                        ----           ----
         Total inventory..........................      $161           $205
                                                        ====           ====

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

(4) PROPERTY AND EQUIPMENT

  Property and equipment as of December 31, 1997 and 1996 consisted of the following:

                                                       1997           1996
                                                  -------------- --------------
                                                  (IN THOUSANDS) (IN THOUSANDS)
   Computer equipment............................    $   364        $   349
   Machinery and equipment.......................      1,975          1,903
   Furniture and fixtures........................        238            236
   Leasehold improvements........................      1,466          1,460
                                                     -------        -------
                                                       4,043          3,948
   Accumulated depreciation and amortization.....     (2,824)        (2,187)
                                                     -------        -------
   Property and equipment, net...................    $ 1,219        $ 1,761
                                                     =======        =======

  During 1988, property was purchased from an unrelated party subject to a note for $442,000. The note was subsequently assigned to Purdue Frederick Diagnostics, Inc., a former related party of the Company. The Company paid the remaining portion of the obligation during 1996 with proceeds from the Initial Public Offering. The Company recognized depreciation expense of $637,000, $797,000, and $446,000 for the years ended December 1997, 1996, and 1995, respectively.

(5) ACCRUED EXPENSES

  Accrued expenses as of December 31, 1997 and 1996 consisted of the following:

                                                      1997           1996
                                                 -------------- --------------
                                                 (IN THOUSANDS) (IN THOUSANDS)
   Accrued royalty payments.....................      $290           $221
   Accrued bonus................................       200            --
   Other........................................       422            547
                                                      ----           ----
     Total accrued expenses.....................      $912           $768
                                                      ====           ====

(6) LEASE COMMITMENTS

Capital Leases

  To date, the Company has obtained three equipment lease lines of credit which aggregated $3.3 million and were collateralized by the related equipment acquired with the borrowings. The Company's ability to draw additional funds on these lease lines of credit have expired. Lease payments under the lines of credit are based on the total delivered equipment cost multiplied by a monthly rate factor of approximately 3.3%-3.5% (approximate effective interest rate of 18% per annum).

  During 1993, the Company issued stock warrants for the purchase of 35,155 shares of the Company's common stock at exercise prices ranging from $5.00 to $7.50 per share as partial consideration for obtaining two lease lines of credit. These warrants expire in 2003.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

  Equipment acquired under the lease lines of credit and included in property and equipment as of December 31, 1997 and 1996 consisted of the following:

                                                       1997           1996
                                                  -------------- --------------
                                                  (IN THOUSANDS) (IN THOUSANDS)
   Machinery and equipment.......................    $ 1,598         $1,598
   Other.........................................        105            105
                                                     -------         ------
                                                       1,703          1,703
   Accumulated depreciation and amortization.....     (1,000)          (628)
                                                     -------         ------
                                                     $   703         $1,075
                                                     =======         ======

  Future minimum lease payments under capital leases as of December 31, 1997 were:

   YEAR ENDED DECEMBER 31,                                        (IN THOUSANDS)
   -----------------------                                        --------------
   1998..........................................................     $ 582
   1999..........................................................       312
                                                                      -----
                                                                        894
   Amount representing interest..................................      (133)
                                                                      -----
   Present value of capital lease obligations....................       761
   Current portion of capital lease obligations..................      (479)
                                                                      -----
   Capital lease obligations--long-term portion..................     $ 282
                                                                      =====

Operating Leases

  The Company leases office and manufacturing space in Berkeley and Alameda, California, under two noncancelable operating leases. Under the Alameda lease agreement, the Company is required to provide a security deposit in the form of a letter of credit in the amount of $50,000, secured by a $50,000 certificate of deposit which is included in other assets in the accompanying consolidated balance sheets. Total rent expense, net of income from a one-year sublease agreement of $184,000 in 1995, under these leases was $541,000, $517,000, and $327,000 for the years ended December 1997, 1996, and 1995, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 1997 were:

       YEAR ENDED DECEMBER 31,                                    (IN THOUSANDS)
       -----------------------                                    --------------
       1998......................................................     $  583
       1999......................................................        361
       2000......................................................        358
       2001......................................................        367
       2002......................................................        366
       Thereafter................................................        320
                                                                      ------
       Total.....................................................     $2,355
                                                                      ======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

(7) MANDATORILY REDEEMABLE PREFERRED STOCK

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

  Holders of mandatorily redeemable Series A preferred stock shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through December 31, 1997, cumulative preferred dividends totaling $976,000 have been charged to stockholders' equity to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

  In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon reincorporation of the Company in Delaware in July 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 1997 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(8) STOCKHOLDERS' EQUITY

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

Initial Public Offering

  During 1996, the Company completed an IPO of 2,536,259 shares of its common stock at $6.00 per share. The Company received proceeds of $13.2 million after deducting underwriters' discounts and commissions and additional expenses associated with the IPO.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

Private Placement

  On October 21, 1997, the Company completed a private placement of 2,600,999 shares of its common stock at $4.25 per share. The Company received proceeds of $10.2 million after deducting placement agent commissions and additional expenses associated with the private placement.

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

(9) INCENTIVE STOCK AND STOCK OPTIONS PLANS

  In April 1991, the Company's Board of Directors approved the adoption of the Company's Incentive Stock Plan (the Stock Plan). A total of 2,740,992 shares of common stock have been reserved for issuance under the Stock Plan.

  Under the terms of the Stock Plan, nonstatutory stock options may be granted to employees, including directors who are employees, and consultants. Incentive stock options may be granted only to employees.

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

  Deferred compensation is recorded to recognize compensation cost related to options granted below fair market value or options granted to consultants after January 1, 1996. For the years ended December 31, 1997, 1996 and 1995, the Company has recorded deferred compensation of $407,000, $299,000 and $567,000, respectively, for certain of the Company's common stock options granted under the Stock Plan. This amount is being amortized over the relevant period of benefits. For the years ended December 31, 1997, 1996 and 1995, $239,000, $302,000 and $201,000, respectively, was amortized.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

  The following table summarizes activity under the Stock Plan:

                                                                WEIGHTED AVERAGE
                                                      OPTIONS    EXERCISE PRICE
                                                     ---------  ----------------
   Outstanding as of December 31, 1994..............   314,827       $0.42
     Granted........................................   992,371        0.57
     Exercised......................................    (4,547)       0.50
     Canceled.......................................   (17,237)       0.55
                                                     ---------       -----
   Outstanding as of December 31, 1995.............. 1,285,414        0.54
     Granted........................................   110,700        4.91
     Exercised......................................   (13,577)       0.78
     Canceled.......................................    (7,072)       0.93
                                                     ---------       -----
   Outstanding as of December 31, 1996.............. 1,375,465        0.88
     Granted........................................   699,599        4.05
     Exercised......................................  (117,437)       0.51
     Canceled.......................................  (128,051)       0.63
                                                     ---------       -----
   Outstanding as of December 31, 1997.............. 1,829,576       $2.13
                                                     ---------       -----
   Exercisable as of December 31, 1995..............   543,799       $0.45
                                                     =========       =====
   Exercisable as of December 31, 1996..............   841,478       $0.63
                                                     =========       =====
   Exercisable as of December 31, 1997.............. 1,019,933       $1.39
                                                     =========       =====

  As of December 31, 1997, 653,998 shares of common stock were available for grant under the Stock Plan. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $3.36, $5.02 and $0.91 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997--expected dividend yield 0.0%, risk free interest rate of 6.0%, volatility of 80%, and an expected life of 9 years; 1996--expected dividend yield 0.0%, risk free interest rate of 6.2%, volatility of 50%, and an expected life of 7 years; 1995--expected dividend yield of 0.0%, risk-free interest rate of 6.2%, volatility of 50%, and expected life of 6 years.

  The following table summarizes information about stock options outstanding under the Stock Plan at December 31, 1997:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------------ --------------------------
                            NUMBER     WEIGHTED-AVG                    NUMBER
                          OUTSTANDING REMAINING YEARS  WEIGHTED-AVG  EXERCISABLE  WEIGHTED-AVG
RANGE OF EXERCISE PRICES  AT 12/31/97  TO EXPIRATION  EXERCISE PRICE AT 12/31/97 EXERCISE PRICE
------------------------  ----------- --------------- -------------- ----------- --------------
$0.40--$0.50............     941,971       3.08           $0.50         755,516      $0.50
$1.00...................     105,956       4.77           $1.00          66,708      $1.00
$3.63--$5.00............     663,700       9.84           $3.93         156,750      $4.52
$5.95--$7.00............     117,949       9.07           $6.09          40,959      $6.35
                           ---------                                  ---------
$0.40--$7.00............   1,829,576       6.01           $2.13       1,019,933      $1.39
                           =========                                  =========

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

1995 Director Option Plan

  In December 1995, the Company's Board of Directors approved the Company's Director Option Plan (the Director Option Plan) subject to the closing of the Company's IPO of its common stock. Under the Director Option Plan, the Company has reserved 200,000 shares of common stock for issuance to the directors of the Company pursuant to nonstatutory stock options. Under the Director Option Plan, directors who are not employees or consultants of the Company automatically receive an option to purchase 12,000 shares of common stock (the First Option) on the date on which such person first becomes a director, whether through election by the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. Thereafter, each person shall receive an option to acquire 3,000 shares of the Company's common stock (the Subsequent Option) on each date such outside director is reelected. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company's common stock on the date such option was granted. Twenty-five percent of the First Option shall vest one year after the date of grant, with 25% vesting each anniversary thereafter. Twelve and one-half percent of the shares subject to the Subsequent Option shall be exercisable on the first day of each month following the date of grant. The plan shall be in effect for a term of ten years unless sooner terminated under the Director Option Plan.

  The Company has not recorded any deferred compensation for the Company's common stock options granted under the Director Option Plan.

  The following table summarizes activity under the Director Option Plan:

                                                                WEIGHTED AVERAGE
                                                       OPTIONS   EXERCISE PRICE
                                                       -------  ----------------
   Outstanding as of December 31, 1995................     --        $ --
     Granted..........................................  40,000        7.00
     Exercised........................................     --          --
     Canceled.........................................     --          --
                                                       -------       -----
   Outstanding as of December 31, 1996................  40,000        7.00
     Granted..........................................  21,000        4.72
     Exercised........................................     --          --
     Canceled......................................... (24,000)       7.00
                                                       -------       -----
   Outstanding as of December 31, 1997................  37,000        5.71
                                                       =======       =====
   Exercisable as of December 31, 1996................     --        $  --
                                                       =======       =====
   Exercisable as of December 31, 1997................   6,250       $6.53
                                                       =======       =====

  As of December 31, 1997, 163,000 shares of common stock were available for grant under the Director Option Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 were $4.01 and $3.91 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1997--expected dividend yield 0.0%, risk free interest rate 5.9%, volatility of 80%, and an expected life of 10 years; 1996--expected dividend yield 0.0%, risk free interest rate of 6.2%, volatility of 50%, and an expected life of 6 years.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

  The following table summarizes information about stock options outstanding under the Director Option Plan at December 31, 1997:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------------ --------------------------
                            NUMBER     WEIGHTED-AVG                    NUMBER
                          OUTSTANDING REMAINING YEARS  WEIGHTED-AVG  EXERCISABLE  WEIGHTED-AVG
RANGE OF EXERCISE PRICES  AT 12/31/97  TO EXPIRATION  EXERCISE PRICE AT 12/31/97 EXERCISE PRICE
------------------------  ----------- --------------- -------------- ----------- --------------
$4.00--
 $7.00..                    37,000         9.49           $5.71         6,250        $6.53

1995 Employee Stock Purchase Plan

  In December 1995, the Company's Board of Directors approved the Company's Employee Stock Purchase Plan (the Purchase Plan) subject to the closing of the Company's IPO of its common stock. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code (the Code). The Company has reserved 300,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Except for the first offering period, each offering period will last for twenty-four months; stock purchases take place every 6 months (April 30 and October 31 of each year). The first period commenced on the first day of trading, July 26, 1996. Any employee who is customarily employed for at least 20 hours per week and more than five months per calendar year, who has been employed for at least three consecutive months on or before the commencement date of an offering period is eligible to participate in the Purchase Plan. As of December 31, 1997 and 1996, 11,732 and 3,643 shares, respectively, had been purchased under the Purchase Plan.

  Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights. No purchase rights were granted in 1997. The per share weighted-average fair value of those purchase rights granted in 1996 was $2.50 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield 0.0%, risk free interest rate of 5.5%, volatility of 50%, and an expected life of 1.25 years.

Pro Forma Disclosure

  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                       1997           1996           1995
                                  -------------- -------------- --------------
                                  (IN THOUSANDS) (IN THOUSANDS) (IN THOUSANDS)
   Net loss attributable to
    common stockholders
     As reported.................    $(7,914)      $(10,220)      $(10,411)
     Pro forma...................     (8,851)       (10,297)       (10,736)
   Net loss per share
    attributable to common
    stockholders
     As reported.................    $ (0.72)      $  (1.17)      $  (1.53)
     Pro forma...................      (0.80)         (1.18)         (1.58)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

  Pro forma net loss reflects only options granted in 1997, 1996 and 1995 as well as purchase rights granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

(10) SECTION 401(K) PLAN

  Effective January 1, 1995, the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under
Section 401(k) of the Internal Revenue Code, so that contribution to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan.

(11) INVESTMENT IN PEPGEN CORPORATION

  During 1995, the Company purchased a 49% equity interest in Pepgen for $1.0 million paid at closing, $1.0 million payable to Pepgen pursuant to a promissory note and options to purchase the Company's common stock valued at $500,000. The options were granted to Pepgen's stockholders for the purchase of an aggregate of 475,000 shares of the Company's common stock at a price of $7.50 per share, of which 100,000 of such shares were immediately exercisable upon signing of the agreement and the remaining 375,000 shares become exercisable upon attainment of certain milestones. The Company valued the options utilizing the Black-Scholes option-pricing model which considered the terms of the options, other market assumptions consistent with those as determined by an independent valuation appraiser, a volatility index for the biotechnology industry and certain other factors related to the probability and timing of attaining related milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. In addition, Calypte has the right of first negotiation to purchase the remaining portion of Pepgen at fair market value, and the Company is entitled to elect two of the seven Board members of Pepgen. The Company paid the $1.0 million promissory note during 1996. The Company has no further commitments to provide funds to Pepgen.

  During 1996, the Company entered into an agreement with Pepgen to pay $72,000 for an exclusive license to all technology that relates to urine-based diagnostics developed by Pepgen. This agreement was renewed in 1997 for $60,000. The Company did not renew this license in 1998.

  During January 1998, the Company loaned Pepgen $250,000 at an interest rate of prime plus 3%. The loan is secured by all intellectual property of Pepgen and is due on March 31, 1998. In addition, the Company was granted a warrant to purchase 500,000 shares of Pepgen common stock at $0.50 per share expiring on March 1, 1999.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

(12) INCOME TAXES

  The provision for income taxes for all periods presented in the accompanying consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Computed "expected" tax expense.................. $(2,649) $(3,413) $(3,418)
   Meals and entertainment expenses, and officer's
    life insurance
    not deductible for income taxes.................       5        8        5
   Research expenses................................      50       32       86
   State tax expense................................       1        1        1
   Losses and credits for which no benefits have
    been recognized.................................   2,595    3,466    3,334
   Change in the beginning of year valuation
    allowance due to
    change in state tax rate........................     --       (38)     --
   Other............................................     --       (54)      (7)
                                                     -------  -------  -------
                                                     $     2  $     2  $     1
                                                     =======  =======  =======

  The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below:

                                                             DECEMBER 31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
                                                            (IN THOUSANDS)
   Deferred tax assets:
     Employee benefit reserves, including accrued
      vacation............................................ $     88  $     37
     Start-up and other capitalization....................      390         6
     Fixed assets, due to differences in depreciation.....      372       341
     Deferred rent........................................      214       221
     Net operating loss carryover.........................   15,611    12,011
     Research and development credit......................    1,034       832
     Loss contingency.....................................      --         60
     Purchased research and development...................      772       871
     Other operating reserves.............................      275       410
     Other................................................      162       223
                                                           --------  --------
       Total gross deferred tax assets....................   18,918    15,012
   Valuation allowance....................................  (18,918)  (15,012)
                                                           --------  --------
       Net deferred tax asset............................. $    --   $    --
                                                           ========  ========

  The net change in the valuation allowance for the years ended December 1997, 1996 and 1995 was an increase of $3,906,000, $3,785,000, and $4,033,000, respectively. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $126,000 of deferred tax assets will be creditable to paid-in capital.

  As of December 31, 1997, the Company had federal tax net operating loss carryforwards of approximately $41,203,000, which will expire in the years 2004 through 2012. The Company also has federal research and

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

development credit carryforwards as of December 31, 1997 of approximately $796,000, which will expire in the years 2005 through 2012.

  State tax net operating loss carryforwards were approximately $27,456,000 and state research and development credit carryforwards were $360,000 as of December 31, 1997. The state net operating loss carryforwards will expire in the years 1998 through 2002 and the state research and development credits will expire in the years 2005 through 2012.

  The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code, as a result of prior transactions.

(13) ROYALTY, LICENSE, AND RESEARCH AGREEMENTS

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

(14) DISTRIBUTION AGREEMENTS

Seradyn, Inc.

  In April 1995, the Company entered into an agreement of Seradyn, Inc. (Seradyn), under which Seradyn was granted exclusive distribution rights for the Company's urine-based HIV-1 test under the trade name "Seradyn Sentinel" for all non-Calypte accounts in the United States and all customers in Europe, Latin America, Africa, and the Middle East (excluding Israel). The agreement provides for certain minimum purchases by Seradyn. If such minimum purchases are not met, the Company has the right to terminate the agreement or render Seradyn's rights non-exclusive for the region in which the minimum purchases were not met provided that Seradyn will be guaranteed the prices given to Calypte's most favored customers in the territory. The initial term of the agreement extends through December 1998. Seradyn has the right to extend the agreement for successive two-year terms provided it has met minimum sales requirements. Seradyn has agreed to assist the Company in obtaining regulatory approvals in its distribution territory at the Company's expense. The agreement also grants Seradyn a right of first refusal on distribution rights for certain new products which may be developed during the term of the agreement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

Otsuka Pharmaceutical Co., Ltd.

  In August 1994, the Company entered into a distribution agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), a drug development and distribution company incorporated in Japan. Otsuka is also a stockholder of the Company. The agreement gives Otsuka exclusive distribution rights for the Company's urine-based HIV-1 test and to use the name "Calypte" to market the test in 22 Asian countries, Australia and New Zealand. To maintain exclusivity, the agreement requires that Otsuka purchase certain annual minimums, which increase each year, and total 70 million tests over ten years. Otsuka has agreed to use its best efforts to obtain regulatory approvals for the product in its territory. In 1993, Otsuka paid $500,000 to the Company to be applied against future commercial product purchases from the Company. The Company recorded this $500,000 payment as deferred revenue as of December 31, 1997 and 1996.

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

(15) CONSULTING AND EMPLOYEE AGREEMENTS

  In January 1995, the Company entered into an employment agreement with an officer for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year and has been renewed for the 1998 calendar year. In the event the officer's employment is terminated by the Company other than for cause, the officer is entitled to receive his base salary for six months.

  In December 1997, the Company entered into an employment agreement with an officer effective from December 1997 through December 1998. Under the terms of the agreement, the officer is receiving a salary of $195,000 per year. In addition, the officer was granted 195,000 stock options which vest over the period of the agreement. The officer is not entitled to a cash bonus during the initial term of the agreement; in lieu of a cash bonus, the Company shall forgive the officer's indebtedness to the Company in the amount of $70,000 plus accrued interest ratably over the term of the agreement. The loan was originally made to the officer in May 1997. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year. The officer is also entitled to temporary housing and travel between his home and the Company.

  In December 1997, the Company entered into an employment agreement with an officer for a term of three years, which provided for an annual salary of $150,000. In addition, the officer was granted 80,000 stock options which vest over 48 months. The officer is also entitled to a bonus under the Company's bonus plan, reimbursement for the cost of a corporate apartment, which expenses shall be increased sufficiently to reimburse

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

for taxes owed on such expenses, and certain change in control provisions. In the event the officer's employment is terminated by the Company other than for cause, the officer will receive his base salary for six months and all stock options that would have vested during the term of this agreement shall become fully vested.

  In December 1997, the Company entered into a consulting agreement with a Board member effective from December 1997 to December 1998. Under the agreement, the consultant is receiving compensation of $6,000 per month and was granted 50,000 stock options which vest over the period of the agreement. In addition, the consultant shall be granted an additional 50,000 stock options should certain milestones be successfully achieved.

  In December 1997, the Company entered into a consulting agreement with a Board member effective from January 1998 through December 1998. Under the agreement, the consultant is receiving compensation of $30,000 per year and was granted 50,000 stock options which vest over a 36 month period with the possibility of immediate vesting under certain conditions. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year.

  The Company has entered into other employee and consulting agreements with varying terms, in the ordinary course of business.

(16) RELATED PARTIES

  Included in revenue earned under research and development contracts is $2,099,000 for the period from February 18, 1988 (inception) to December 31, 1997 earned from CBC or its affiliates. The founders of the Company included entities affiliated with CBC.

  In March 1992, the Company advanced $85,000 to a stockholder and officer of the Company in exchange for a note receivable issued by the stockholder and officer. In anticipation of the forgiveness of a portion of the note, the Company wrote-off half of the note during 1995. The entire note was forgiven during 1997. Interest income recognized by the Company and paid by the borrower was $4,000 and $6,000 in 1996 and 1995, respectively.

  During 1997, in recognition of a Technology Rights Agreement entered into between the Company and an officer, the Company funded the expenses of a research foundation started by the officer. The officer has entered into a loan agreement with the Company to repay such funding to the Company and to limit the funding to a maximum of $165,000. The loan is evidenced by a promissory note and is secured by the officer's stock options to purchase common stock with a market value of 200% of the outstanding loan balance. The interest on the outstanding principal balance of the loan is a variable rate of the prime rate plus 1%. The principal amount and all accrued interest was originally due on December 1, 1997. On October 13, 1997, the due date was extended to March 1, 1998 and on December 18, 1997, the due date was further extended to December 1, 1998. In January 1998, the loan was increased from $90,000 to $165,000 subject to the same terms of the initial loan agreement. The Technology Rights Agreement gives the Company the first right of refusal of an exclusive, worldwide license to practice, make or have made, use, sell, distribute and license to other any invention or discovery made by the officer in exchange for a one-time cash payment and the payment of royalties.

  In January 1998, the Company entered into an agreement with a venture capital firm, of which the Chairman of the Board of Directors, President and CEO of the Company is a general partner, for the services of the Chairman of the Board. The venture capital firm is also a stockholder of the Company. Under the terms of the agreement, the Company will pay the stockholder $50,000 per year payable in monthly installments. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year.