Form 10-Q
period 1998-03-31
CALYPTE BIOMEDICAL CORP
filed 1998-05-11
CIK 899426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                            -----------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_____________

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

                                 Yes  X    No
                                 ---      ---
    The registrant had 13,407,943 shares of common stock outstanding as of
                                April 24, 1998.

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


           Item 1.      Financial Statements:

                        Consolidated Condensed Balance Sheets at
                        March 31, 1998 (unaudited) and December 31,
                        1997............................................    3

                        Consolidated Condensed Statements of Operations
                        for the Three Months Ended March 31, 1998 and
                        1997 (unaudited)................................    4

                        Consolidated Condensed Statements of Cash
                        Flows for the Three Months Ended March 31,
                        1998 and 1997 (unaudited).......................    5

                        Notes to Consolidated Condensed Financial
                        Statements (unaudited)..........................    7


           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations...    9


PART II.   OTHER INFORMATION


           Item 6.      Exhibits and Reports on Form 8-K................   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                    ASSETS

                                                                                                     3/31/98           12/31/97
                                                                                               ----------------     ---------------
                                                                                                   (Unaudited)
Current Assets:
     Cash and cash equivalents......................................................           $          7,027     $        10,820
     Securities available for sale..................................................                      1,449                   -
     Accounts receivable............................................................                        167                 133
     Inventory......................................................................                        304                 161
     Notes receivable - officers and employees......................................                        244                 239
     Notes receivable - related party...............................................                        250                   -
     Other current assets...........................................................                        158                 150
                                                                                               ----------------     ---------------
              Total current assets..................................................                      9,599              11,503
Property and equipment, net of accumulated depreciation of  $2,951
     at March 31, 1998 and $2,824 at December 31, 1997..............................                      1,139               1,219
Other assets  ......................................................................                        214                 228
                                                                                               ----------------     ---------------
                                                                                               $         10,952     $        12,950
                                                                                               ================     ===============
                                                LIABILITIES, MANDATORILY REDEEMABLE
                                             PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...............................................................           $            328     $           610
     Accrued expenses...............................................................                        770                 912
     Capital lease obligations - current portion....................................                        511                 479
     Deferred revenue...............................................................                        500                 585
                                                                                               ----------------    ----------------
              Total current liabilities.............................................                      2,109               2,586
Deferred rent obligation............................................................                         36                  37
Capital lease obligations - long-term portion.......................................                        147                 282
                                                                                               ----------------    ----------------
              Total liabilities.....................................................                      2,292               2,905
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and
     liquidation value of $1,000 plus cumulative dividends..........................                      2,006               1,976
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares
         issued and outstanding.....................................................                          -                   -
     Common Stock, $0.001 par value; 20,000,000 shares authorized;  13,407,843 and
         13,198,781 shares issued and outstanding as of March 31, 1998 and
         December 31, 1997, respectively............................................                         13                  13
     Additional paid-in capital.....................................................                     56,972              56,847
     Deferred compensation..........................................................                       (430)               (496)
     Deficit accumulated during development stage...................................                    (49,901)            (48,295)
                                                                                               ----------------    ----------------
              Total stockholders' equity............................................                      6,654               8,069
                                                                                               ================    ================
                                                                                               $         10,952    $         12,950
                                                                                               ================    ================

    See accompanying notes to consolidated condensed financial statements.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                        Period from
                                                                                                       February 18,
                                                                                                           1988
                                                                                                        (inception)
                                                                      Three Months Ended March 31,        through
                                                                     -------------------------------     March 31,
                                                                         1998              1997            1998
                                                                     ------------      -------------   ------------
Revenues:
     Product sales................................................   $        241      $         15     $       747
     Revenue earned under research and development
        contracts, substantially from related parties.............              -                 -           2,390
                                                                     ------------      ------------     -----------
           Total revenue..........................................            241                15           3,137
                                                                     ------------      ------------     -----------
Operating expenses:
     Product costs................................................            489               534           3,879
     Research and development.....................................            790             1,158          30,573
     Purchased in-process research and development................              -                 -           2,500
     Selling, general and administrative..........................            685               593          17,262
                                                                     ------------      ------------     -----------
           Total expenses.........................................          1,964             2,285          54,214
                                                                     ------------      ------------     -----------
                  Loss from operations............................         (1,723)           (2,270)        (51,077)
Interest income, interest expense and other income................            117                31             235
                                                                     ------------      ------------     -----------
         Loss before income taxes and extraordinary item..........         (1,606)           (2,239)        (50,842)
Income Taxes  ....................................................              -                 -             (65)
                                                                     ------------      ------------     -----------
         Loss before extraordinary item...........................         (1,606)           (2,239)        (50,907)
Extraordinary gain on debt extinguishment.........................              -                 -             485
                                                                     ------------      ------------     -----------
         Net loss.................................................         (1,606)           (2,239)        (50,422)
Less dividend on mandatorily redeemable Series A
               preferred stock....................................            (30)              (30)         (1,006)
                                                                     ------------      ------------     -----------
Net loss attributable to common stockholders......................   $     (1,636)     $     (2,269)    $   (51,428)
                                                                     ============      ============     ===========

Net loss per share attributable to common stockholders............   $      (0.12)     $      (0.22)
                                                                     ============      ============
Weighted average shares used to compute net loss per
     share attributable to common stockholders....................         13,379            10,465
                                                                     ============      ============


    See accompanying notes to consolidated condensed financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                                  Period from
                                                                                                                  February 18,
                                                                                                                     1988
                                                                                                                  (inception)
                                                                         Three Months Ended March 31,               through
                                                                        ---------------------------------          March 31,
                                                                              1998             1997                  1998
                                                                        --------------   ----------------    ---------------
Cash flows from operating activities:
   Net loss........................................................     $      (1,606)    $       (2,239)    $     (50,422)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization..................................               127                188             3,378
    Loss on sale or disposal of equipment..........................                 -                  -               115
    Extraordinary gain on debt extinguishment......................                 -                  -              (485)
    Amortization of deferred compensation..........................               116                 45               858
    Compensation paid by stock issuance............................                 -                  -                47
    Forgiveness of note receivable from officer....................                15                  -               105
    Purchased in-process research and development costs............                 -                  -             2,500
    Changes in operating assets and liabilities:
      Accounts receivable..........................................               (34)                21              (167)
      Inventory....................................................              (143)                41              (304)
      Other current assets.........................................                (8)              (180)               81
      Organizational costs.........................................                 -                  -              (123)
      Other assets.................................................                14                  7              (537)
      Accounts payable, accrued expenses and deferred
       revenue.....................................................              (509)               (34)            1,500
      Deferred rent obligation.....................................                (1)                (7)               35
      Note payable in exchange for expenses paid on
       behalf of the Company.......................................                 -                  -               192
                                                                        --------------   ----------------    ---------------
         Net cash used in operating activities.....................            (2,029)            (2,158)          (43,227)
                                                                        --------------   ----------------    ---------------
Cash flows from investing activities:
   Proceeds from disposition of equipment..........................                 -                  -                25
   Notes receivable from officers and employees....................               (20)                 -              (264)
   Loan to related party...........................................              (250)                 -              (250)
   Purchase of securities available for sale.......................            (1,449)                 -            (1,449)
   Purchase of equipment, net......................................               (47)                (9)           (2,389)
   Investment in Pepgen Corporation................................                 -                  -            (1,000)
                                                                        --------------   ----------------    ---------------
         Net cash used in investing activities.....................            (1,766)                (9)           (5,327)
                                                                        --------------   ----------------    ---------------
Cash flows from financing activities:
   Proceeds from sale of stock.....................................               105                  3            59,740
   Expenses paid related to sale of stock..........................                 -                  -            (3,818)
   Prepaid license fee.............................................                 -                  -               500
   Principal payments on notes payable.............................                 -                  -            (5,174)
   Principal payments on capital lease obligations.................              (103)              (107)           (1,045)
   Proceeds from notes payable.....................................                 -                  -             3,692
   Capital contributions...........................................                 -                  -                75
   Joint ventures' capital contributions...........................                 -                  -             1,611
                                                                        --------------   ----------------    ---------------
         Net cash provided by (used in) financing activities.......                 2               (104)           55,581
                                                                        --------------   ----------------    ---------------
Net (decrease) increase in cash and cash equivalents...............            (3,793)            (2,271)            7,027
Cash and cash equivalents at beginning of period...................            10,820              7,924                 -
                                                                        --------------   ----------------    ---------------
Cash and cash equivalents at end of period.........................     $       7,027     $        5,653     $       7,027
                                                                        ==============   ================    ===============

    See accompanying notes to consolidated condensed financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                                                        Period from
                                                                                                                        February 18,
                                                                                                                            1988
                                                                                                                        (inception)
                                                                                    Three Months Ended March 31,           through
                                                                                 ----------------------------------       March 31,
                                                                                     1998                1997                1998
                                                                                 ---------------    ---------------      ----------
   Supplemental disclosure of cash flow activities:
     Cash paid for interest.....................................................   $         37        $         55       $   1,085
     Cash paid for income taxes.................................................              -                   -              64
   Supplemental disclosure of noncash activities:
     Acquisition of equipment through obligations under capital leases..........              -                   -           1,703
     Accrued liabilities converted to notes payable.............................              -                   -             363
     Accrued liabilities converted to common stock..............................              -                   -              39
     Notes payable converted to common stock....................................              -                   -             459
     Notes payable converted to Series B convertible preferred stock............              -                   -              50
     Notes payable issued upon investment in Pepgen Corporation.................              -                   -           1,000
     Options issued upon investment in Pepgen Corporation.......................              -                   -             500
     Dividend on mandatorily redeemable Series A preferred stock................             30                  30           1,006
     Deferred compensation attributable to stock grants.........................             50                  37           1,288


     See accompanying notes to consolidated condensed financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

(1)  THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the Company) was incorporated on November 11, 1989 and is a development stage enterprise. The Company's primary activities have been to obtain funding, perform research and development and obtain approval for its urine-based diagnostic tests.

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1997 included in Form 10-K filed with the SEC on March 25, 1998.

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


(2)  SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss per share attributed to common stockholders has been computed using the weighted average number of common shares outstanding during each period presented. In 1997, the company adopted the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires companies with complex capital structures to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS previously required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculation defined in Accounting Principles Board No. 15. All net loss per share amounts have been retroactively restated to reflect adoption of this statement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

(3)  INVENTORIES

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of March 31, 1998 and December 31, 1997 consisted of the following:


                                         3/31/98         12/31/97
                                      (in thousands)  (in thousands)
                                      --------------  --------------

               Raw Materials             $     67         $      53

               Work-in-Process                237               103

               Finished Goods                   -                 5
                                         --------         ---------

                 Total Inventory         $    304         $     161
                                         ========         =========

(4)  NOTE RECEIVABLE - RELATED PARTY

During January 1998, the Company loaned Pepgen Corporation, a related party of the Company, $250,000 at an effective interest rate of 10% which was due on March 31, 1998. The due date of the loan has been extended to May 15, 1998.

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

The Company has a limited history of operations and has experienced significant operating losses since inception. As of March 31, 1998, the Company had an accumulated deficit of $49.9 million. The Company expects operating losses to continue as it initiates marketing and sales activities and additional research and development. The Company's marketing strategy is to use distributors and focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to market the Company's urine-based HIV-1 test to major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and international markets will be targeted utilizing diagnostic product distributors. The Company does not have experience in manufacturing, marketing or selling its products in commercial quantities. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS
---------------------

The following represents selected financial data:

                                                      ----------------------------------
                                                              Three Months Ended
                                                                  March 31,
                                                      ----------------------------------
                                                            1998                1997
                                                      ----------------     -------------
                                                                (in thousands)
                                                      ----------------------------------
    Total revenue                                      $          241      $          15
                                                       --------------      -------------
    Operating expenses:
       Product costs                                              489                534
       Research and development                                   790              1,158
       Selling, general and administrative                        685                593
                                                       --------------      -------------
         Total expenses                                         1,964              2,285
                                                       --------------      -------------
       Loss from operations                                    (1,723)            (2,270)
    Interest income, interest expense
           and other income                                       117                 31
                                                       --------------      -------------
       Loss before income taxes                        $       (1,606)     $      (2,239)
                                                       ===============     =============


Three Months Ended March 31, 1998 and 1997
------------------------------------------

In the first quarter of 1998, revenue from Calypte's HIV-1 screening test increased $226,000 to $241,000 from $15,000 in the prior year's comparable period. Product sold to date relates to sales made primarily to laboratories for research and evaluation purposes. Sales in the first quarter of 1998 increased from the same period in 1997 due to the Company receiving more orders from these customers. The Company does not anticipate commencing significant sales for commercial uses until FDA approval for the confirmatory test for Calypte's HIV-1 urine screening test is received.

Product costs decreased 8% to $489,000 for the three months ended March 31, 1998 from $534,000 for the three months ended March 31, 1997. Product costs during the three months ended March 31, 1997 were higher because a greater quantity of product produced was expensed since it was not retained as saleable inventory. During the three months ended March 31, 1998, a greater quantity of product was valued as inventory (work-in-process) in anticipation of FDA approval of the confirmatory test for Calypte's HIV-1 urine screening test.

Research and development expenses decreased 32% to $790,000 for the three months ended March 31, 1998 from $1.2 million in the corresponding period of the prior year. The decrease was principally due to clinical investigations performed in the first quarter of 1997 for the additional data requested by the FDA in October, 1996 and the reduction in the use of regulatory consultants.

Selling, general and administrative expenses increased $92,000 or 16% to $685,000 for the three months ended March 31, 1998. The increase was primarily related to the increase in the use of consultants related to various projects.

Interest income, interest expense and other income increased $86,000 to $117,000 for the three months ended March 31, 1998 from $31,000 for the three months ended March 31, 1997. The increase was primarily due to the interest earned from Private Placement proceeds and the decrease in interest paid for capital leases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financing Activities
--------------------

The Company has financed operations from inception primarily through the private placement of preferred stock and common stock, the Company's Initial Public Offering (IPO) of common stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. Since inception through March 31, 1998, the Company has received approximately $44.3 million in net proceeds from private placements of the Company's equity securities and $13.2 million in net proceeds in its IPO. In addition, approximately $1.7 million was borrowed by the Company through equipment lease financings, of which approximately $658,000 was outstanding as of March 31, 1998 and $2.4 million was received from research and development agreements.

During 1996, the Company completed its IPO of 2,536,259 shares of its Common Stock at $6.00 per share. After deducting underwriters' discounts and commissions and additional expenses associated with the IPO, the Company received net proceeds of $13.2 million.

In October 1997, the Company completed a private placement of 2,600,999 shares of its common stock at $4.25 per share. The Company received net proceeds of approximately $10.2 million after deducting placement agent commissions and additional expenses associated with the private placement.

Although the Company believes current cash will be sufficient to meet the Company's operating expenses and capital requirements through December 31, 1998, the Company's future liquidity and capital requirements will depend on a number of factors, including regulatory actions by the FDA and other international regulatory bodies, market acceptance of its products, and intellectual property protection.

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

Operating Activities
---------------------

For the three months ended March 31, 1998 and March 31, 1997, the Company's cash used in operations was $2.0 million and $2.2 million, respectively. The cash used in operations was primarily to fund research and development expenses as well as manufacturing expenses related to the urine-based HIV-1 test along with selling, general and administrative expenses of the Company.


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

Dependence on Regulatory Approval of Confirmatory Test
------------------------------------------------------

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

Reliance on Proprietary Technology and Know-How; License Obligations
--------------------------------------------------------------------

The Company believes that its future success will depend in large part on its ability to protect its patents and proprietary rights. Accordingly, the Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. In addition, the Company currently has the right to utilize certain patents and proprietary rights under licensing agreements with New York University, Cambridge Biotech, Repligen, and Texas A&M University System. These license arrangements secure intellectual property rights for the manufacture and sale of the Company's products. There can be no assurance that such intellectual property rights will be sufficient or that such patents and proprietary rights can be adequately protected.


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

Dependence Upon Sole Source Suppliers
-------------------------------------

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


History of Operating Losses; Need for Additional Financing
----------------------------------------------------------

The Company has incurred losses in each year since its inception and has an accumulated deficit of approximately $49.9 million through March 31, 1998, including a net loss of $1.6 million for the quarter ended March 31, 1998. The Company does not expect that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow prior to raising additional financing. Additional financing will be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial condition or results of operations.

Hazardous Materials
-------------------

As with many diagnostic companies, the Company's research and development involves the controlled use of hazardous materials. There can be no assurance that the Company's safety procedures for handling and disposing of such materials will comply with the standards prescribed by federal, state and local regulations or that it will not be subject to the risk or accidental contamination or injury from these materials. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could materially adversely affect the Company's business, financial condition and results of operations.

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

Limited Public Market; Possible Removal from Nasdaq SmallCap
------------------------------------------------------------

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

Year 2000
---------

The Company is reviewing its internal computer system to ensure these systems are adequately able to address the issues expected to arise in connection with the upcoming Year 2000. If necessary, the Company expects to implement the systems necessary to address Year 2000 issues and is reviewing the cost of such actions, if any. The Company expect such modifications to its internal systems, if necessary, will be made on a timely basis, and presently believes that, with modifications to existing software or converting to new software, if necessary, the Year 2000 problem will not pose significant operational problems for the Company's computer systems or other operations; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, if necessary, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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


                                  CALYPTE BIOMEDICAL CORPORATION
                                  ------------------------------
                                  (Registrant)



Date:    May 11, 1998             By:     /s/ John J. DiPietro
                                       -----------------------
                                       John J. DiPietro
                                       Chief Operating Officer, Vice President
                                       - Finance,
                                       Chief Financial Officer and Secretary
                                       (Principal Accounting Officer)