Form 10-Q
period 1998-06-30
CALYPTE BIOMEDICAL CORP
filed 1998-08-12
CIK 899426

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

(MARK ONE)
[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                         OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                              --------------     ---------------

Commission file number:   000-20985

                        CALYPTE BIOMEDICAL CORPORATION
            (Exact name of registrant as specified in its charter)


         DELAWARE                                        06-1226727
  (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                 Identification Number)


       1440 FOURTH STREET, BERKELEY, CALIFORNIA        94710
       (Address of principal executive offices)      (Zip Code)


                                (510) 749-5100
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X       No
                          -------      -------

     The registrant had 13,424,073 shares of common stock outstanding as of July 31, 1998.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                                   FORM 10-Q

                                     INDEX

                                                                          PAGE NO.
                                                                          --------
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Consolidated Condensed Balance Sheets at
               June 30, 1998 (unaudited) and December 31,
               1997 . . . . . . . . . . . . . . . . . . . . . . . . . .        3

               Consolidated Condensed Statements of Operations for
               the Three and Six Months Ended June 30, 1998 and 1997
               (unaudited). . . . . . . . . . . . . . . . . . . . . . .        4

               Consolidated Condensed Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and 1997 (unaudited). . .        5

               Notes to Consolidated Condensed Financial
               Statements (unaudited) . . . . . . . . . . . . . . . . .        6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . .        8


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .       17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                       ASSETS

                                                               6/30/98      12/31/97
                                                             -----------   ----------
                                                             (Unaudited)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . .        $  4,222       $ 10,820
     Securities available for sale . . . . . . . . . .           1,873             --
     Accounts receivable . . . . . . . . . . . . . . .             232            133
     Inventories . . . . . . . . . . . . . . . . . . .             603            161
     Notes receivable - officers and employees . . . .             319            239
     Note receivable - related party . . . . . . . . .             300             --
     Other current assets. . . . . . . . . . . . . . .             155            150
                                                              --------       --------
               Total current assets. . . . . . . . . .           7,704         11,503
Property and equipment, net of accumulated
     depreciation of  $3,083 at June 30, 1998 and
     $2,824 at December 31, 1997 . . . . . . . . . . .           1,140          1,219
Other assets   . . . . . . . . . . . . . . . . . . . .             212            228
                                                              --------       --------
                                                              $  9,056       $ 12,950
                                                              --------       --------
                                                              --------       --------
                      LIABILITIES, MANDATORILY REDEEMABLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . .        $    635       $    610
     Accrued expenses. . . . . . . . . . . . . . . . .             781            912
     Capital lease obligations - current portion . . .             413            479
     Deferred revenue. . . . . . . . . . . . . . . . .             500            585
                                                              --------       --------
               Total current liabilities . . . . . . .           2,329          2,586

Deferred rent obligation . . . . . . . . . . . . . . .              34             37
Capital lease obligations - long-term portion. . . . .             118            282
                                                              --------       --------
               Total liabilities . . . . . . . . . . .           2,481          2,905

Mandatorily redeemable Series A preferred stock,
     $0.001 par value; no shares authorized, 100,000
     shares issued and outstanding; aggregate
     redemption and liquidation value of $1,000 plus
     cumulative dividends. . . . . . . . . . . . . . .           2,036          1,976

Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $0.001 par value; 5,000,000 shares
       authorized; no shares issued and outstanding. . .            --             --
     Common Stock, $0.001 par value; 20,000,000 shares
       authorized;  13,414,073 and 13,198,781 shares issued
       and outstanding as of June 30, 1998 and December 31,
       1997, respectively. . . . . . . . . . . . . . .              13             13
     Additional paid-in capital. . . . . . . . . . . .          56,958         56,847
     Deferred compensation . . . . . . . . . . . . . .            (335)          (496)
     Accumulated deficit . . . . . . . . . . . . . . .         (52,097)       (48,295)
                                                              --------       --------
               Total stockholders' equity. . . . . . .           4,539          8,069
                                                              --------       --------
                                                              --------       --------
                                                              $  9,056       $ 12,950
                                                              --------       --------
                                                              --------       --------

                   CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                               Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                               -------------------   -------------------
                                                                 1998       1997      1998         1997
                                                               -------     -------   -------     -------
Revenues:
   Product sales. . . . . . . . . . . . . . . . . . . .        $   296     $   117   $   537     $   132
                                                               -------     -------   -------     -------
      Total revenue . . . . . . . . . . . . . . . . . .            296         117       537         132
                                                               -------     -------   -------     -------
Operating expenses:
   Product costs. . . . . . . . . . . . . . . . . . . .            560         684     1,049       1,218
   Research and development costs . . . . . . . . . . .            938         984     1,728       2,142
   Selling, general and administrative costs. . . . . .          1,078         593     1,763       1,186
                                                               -------     -------   -------     -------
      Total expenses. . . . . . . . . . . . . . . . . .          2,576       2,261     4,540       4,546
                                                               -------     -------   -------     -------
      Loss from operations. . . . . . . . . . . . . . .         (2,280)     (2,144)   (4,003)     (4,414)

Interest income, interest expense and other income. . .             86          21       203          52
                                                               -------     -------   -------     -------
      Loss before income taxes. . . . . . . . . . . . .         (2,194)     (2,123)   (3,800)     (4,362)

Income taxes. . . . . . . . . . . . . . . . . . . . . .             (2)         (2)       (2)         (2)
                                                               -------     -------   -------     -------
      Net loss. . . . . . . . . . . . . . . . . . . . .         (2,196)     (2,125)   (3,802)     (4,364)

Less dividends on mandatorily redeemable
  Series A preferred stock. . . . . . . . . . . . . . .            (30)        (30)      (60)        (60)
                                                               -------     -------   -------     -------
Net loss attributable to common stockholders. . . . . .        $(2,226)    $(2,155)  $(3,862)    $(4,424)
                                                               -------     -------   -------     -------
                                                               -------     -------   -------     -------
Net loss per share attributable to common
  stockholders (basic and diluted). . . . . . . . . . .        $ (0.17)    $ (0.21)  $ (0.29)    $ (0.42)
                                                               -------     -------   -------     -------
                                                               -------     -------   -------     -------
Weighted average shares used to compute
  net loss per share attributable to common
  stockholders (basic and diluted). . . . . . . . . . .         13,412      10,477    13,395      10,471
                                                               -------     -------   -------     -------
                                                               -------     -------   -------     -------

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                    1998             1997
                                                                  ---------       ---------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (3,802)      $  (4,364)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . .        259             368
      Amortization of deferred compensation. . . . . . . . . . .        211              94
      Forgiveness of note receivable from officer. . . . . . . .         41              --
      Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . .        (99)            (56)
         Inventory . . . . . . . . . . . . . . . . . . . . . . .       (442)             66
         Other current assets. . . . . . . . . . . . . . . . . .         (5)           (158)
         Other assets. . . . . . . . . . . . . . . . . . . . . .         16              35
         Accounts payable, accrued expenses and
            deferred revenue . . . . . . . . . . . . . . . . . .       (191)            138
         Deferred rent obligation. . . . . . . . . . . . . . . .         (3)            (15)
                                                                  ---------       ---------
              Net cash used in operating activities. . . . . . .     (4,015)         (3,892)
                                                                  ---------       ---------

Cash flows from investing activities:
   Purchase of equipment, net. . . . . . . . . . . . . . . . . .       (180)            (75)
   Notes receivable from officers. . . . . . . . . . . . . . . .       (121)           (150)
   Loan to Pepgen. . . . . . . . . . . . . . . . . . . . . . . .       (300)             --
   Purchase of securities available for sale . . . . . . . . . .     (1,873)             --
                                                                  ---------       ---------
              Net cash used in investing activities. . . . . . .     (2,474)           (225)
                                                                  ---------       ---------

Cash flows from financing activities:
   Proceeds from sale of stock . . . . . . . . . . . . . . . . .        121              24
   Principal payments on capital lease obligations . . . . . . .       (230)           (255)
   Proceeds from notes payable . . . . . . . . . . . . . . . . .         --             500
                                                                  ---------       ---------
              Net cash (used in) provided by financing
                activities . . . . . . . . . . . . . . . . . . .       (109)            269
                                                                  ---------       ---------
Net decrease in cash and cash equivalents. . . . . . . . . . . .     (6,598)         (3,848)

Cash and cash equivalents at beginning of period . . . . . . . .     10,820           7,924
                                                                  ---------       ---------
Cash and cash equivalents at end of period . . . . . . . . . . .  $   4,222       $   4,076
                                                                  ---------       ---------
                                                                  ---------       ---------
Supplemental disclosure of cash flow activities:
   Cash paid for interest . . . . . . . . . . . . . . . . . . .   $      67       $     103
   Cash paid for income taxes . . . . . . . . . . . . . . . . .           2               2
Supplemental disclosure of noncash activities:
   Dividends on mandatorily redeemable Series A
     preferred stock. . . . . . . . . . . . . . . . . . . . . .          60              60
   Deferred compensation attributable to
     stock grants . . . . . . . . . . . . . . . . . . . . . . .          50              37

              CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

(1)  THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the Company) was incorporated on November 11, 1989. The Company's primary activities are to sell its FDA-approved urine EIA screening test, perform research and development on new products and obtain FDA approval for its urine-based diagnostic tests. Prior to March 31, 1998, the Company was considered a development stage enterprise. On June 1, 1998, the Company announced that the U.S. Food and Drug Administration licensed the urine HIV-1 Western Blot test that confirms the presence of antibodies to Human Immondeficiency Virus Type I (HIV-1) in urine samples. The new test is used on samples that are repeatedly reactive in the Company's HIV-1 urine antibody screening test. The new test completes the only available urine-based HIV test system. Accordingly, the Company ceased being a development stage enterprise.

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1997 included in Form 10-K filed with the SEC on March 25, 1998.

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


(2)  SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders has been computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per share attributable to common stockholders has been computed using the weighted average number of common shares and all dilutive potential common shares outstanding during each period presented. For the three and six months ended June 30, 1998 and 1997, the number of shares used in the calculation of all net loss per share amounts did not include common stock equivalents relating to outstanding stock options as they were antidilutive.

              CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

(3)  INVENTORIES

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of June 30, 1998 and December 31, 1997 consisted of the following:

                                   6/30/98        12/31/97
                                (in thousands) (in thousands)
                                -------------- --------------
     Raw Materials                  $  269          $  53
     Work-in-Process                    81            103
     Finished Goods                    253              5
                                    ------         ------
       Total Inventory              $  603         $  161
                                    ------         ------
                                    ------         ------

(4)  NOTES RECEIVABLE - OFFICERS AND EMPLOYEES

During May 1998, the loan to Dr. Urnovitz related to a Technology Rights Agreement was increased from $165,000 to $265,000 subject to the same terms of the initial loan agreement. The Technology Rights Agreement gives the Company the first right of refusal for an exclusive, worldwide license to practice, make or have made, use, sell, distribute and license to other any invention or discovery made by Dr. Urnovitz in exchange for a one-time cash payment and the payment of royalties.

(5)  NOTE RECEIVABLE - RELATED PARTY

During January 1998, the Company loaned Pepgen Corporation, a related party of the Company, $250,000 at an effective interest rate of 10%. During June 1998, the Company loaned Pepgen an additional $50,000 under the same terms of the initial loan agreement, increasing the total amount due from Pepgen to $300,000. Subsequent to June 1998, the Company extended the due date on the loan to December 31, 1998.

(6)  SUBSEQUENT EVENT

In July 1998, the loan to Dr. Urnovitz related to a Technology Rights Agreement was increased from $265,000 to $315,000 subject to the same terms of the initial loan agreement.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" THAT RELATE TO FUTURE PLANS, EVENTS OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS, EVENTS OR PERFORMANCE MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS, EVENTS OR PERFORMANCE" BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                   OVERVIEW

The Company's efforts are primarily focused on selling, developing and obtaining approval for its urine-based diagnostic tests for sexually transmitted diseases. In August 1996, the Company received a product license and an establishment license from the U.S. Food and Drug Administration (FDA) to manufacture and sell the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In June 1998, the Company announced that the FDA had licensed the urine HIV-1 Western Blot test that confirms the presence of antibodies to HIV-1 in urine samples. The new test is used on samples that are repeatedly reactive in the Company's HIV-1 urine antibody screening test. The new test completes the only available urine-based HIV test system. There can be no assurance that Calypte will have significant revenues from sales of the HIV-1 urine screening assay or the confirmatory test.

The Company expects operating losses to continue as it continues its marketing and sales activities for its first FDA-approved product and conducts additional research and development for subsequent products. The Company's marketing strategy is to use distributors and focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to market the Company's urine-based HIV-1 test to major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and international markets will be targeted utilizing diagnostic product distributors. The Company has limited experience in manufacturing, marketing or selling its products in commercial quantities. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

The following represents selected financial data:

                                                                               (in thousands)
                                                           --------------------------------------------------
                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                           ---------------------        ---------------------
                                                           1998           1997          1998           1997
                                                          ------         ------        ------         ------
Total revenue                                             $   296        $   117       $   537        $   132
                                                          -------        -------       -------        -------
Operating expenses:
     Product costs                                            560            684         1,049          1,218
     Research and development                                 938            984         1,728          2,142
     Selling, general and administrative                    1,078            593         1,763          1,186
                                                          -------        -------       -------        -------
        Total expenses                                      2,576          2,261         4,540          4,546
                                                          -------        -------       -------        -------
     Loss from operations                                  (2,280)        (2,144)       (4,003)        (4,414)

Interest income, interest expense and other income             86             21           203             52
                                                          -------        -------       -------        -------
     Loss before income taxes                             $(2,194)       $(2,123)      $(3,800)       $(4,362)
                                                          -------        -------       -------        -------
                                                          -------        -------       -------        -------

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

In the second quarter of 1998, revenue increased $179,000 to $296,000 from $117,000 in the prior year's comparable period due to an increase in sales made primarily to laboratories for research and evaluation purposes.

Product costs decreased 18% to $560,000 for the three months ended June 30, 1998 from $684,000 for the three months ended June 30, 1997. Product costs during the three months ended June 30, 1997 were higher because a greater quantity of product produced was expensed since it was not retained as saleable inventory. During the three months ended June 30, 1998, a greater quantity of product was valued as inventory (raw materials and finished goods) in anticipation of FDA approval of the confirmatory test for Calypte's HIV-1 urine screening test.

Research and development expenses decreased 5% to $938,000 for the three months ended June 30, 1998 from $984,000 in the corresponding period of the prior year. The decrease was principally due to clinical investigations performed in the second quarter of 1997 for the additional data requested by the FDA in October, 1996 and the reduction in the use of regulatory consultants offset by research funding made to outside organizations.

Selling, general and administrative expenses increased $485,000 or 82% to $1.1 million for the three months ended June 30, 1998 from $593,000 for the three months ended June 30, 1997. The increase was primarily related to the increase in the use of consultants related to various projects and increased marketing efforts related to the Company's HIV-1 urine screening test.

Interest income, interest expense and other income increased $65,000 to $86,000 for the three months ended June 30, 1998 from $21,000 for the three months ended June 30, 1997. The increase was primarily due to the interest earned from Private Placement proceeds and the decrease in interest paid for capital leases.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenue increased $405,000 to $537,000 for the six month period ended June 30, 1998 as compared to $132,000 in the corresponding period of the prior year due to an increase in sales made primarily to laboratories for research and evaluation purposes.

Product costs decreased $169,000 to $1.0 million for the six month period ended June 30, 1998 from $1.2 million for the six months ended June 30, 1997. Product costs during the six months ended June 30, 1997 were higher because a greater quantity of product produced was expensed since it was not retained as saleable inventory. During the six months ended June 30, 1998, a greater quantity of product was valued as inventory (raw materials and finished goods) in anticipation of FDA approval of the confirmatory test for Calypte's HIV-1 urine screening test.

Research and development expenses decreased 19% to $1.7 million for the six months ended June 30, 1998 from $2.1 million in the corresponding period of the prior year. The decrease was principally due to clinical investigations performed in 1997 for the additional data requested by the FDA in October, 1996 and the reduction in the use of regulatory consultants offset by research funding made to outside organizations.

Selling, general and administrative expenses increased $577,000 or 49% to $1.8 million for the six months ended June 30, 1998 from $1.2 million for the six months ended June 30, 1997. The increase was primarily related to the increase in the use of consultants related to various projects and increased marketing efforts related to the Company's HIV-1 urine screening test.

Interest income, interest expense and other income increased $151,000 to $203,000 for the six months ended June 30, 1998 from $52,000 for the six months ended June 30, 1997. The increase was primarily due to the interest earned from Private Placement proceeds and the decrease in interest paid for capital leases.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

The Company has financed operations primarily through the private placement of preferred stock and common stock, the Company's Initial Public Offering
(IPO) of common stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable.

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

Although the Company believes current cash will be sufficient to meet the Company's operating expenses and capital requirements through December 31, 1998, the Company's future liquidity and capital requirements will depend on a number of factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection.

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

OPERATING ACTIVITIES

For the six months ended June 30, 1998 and June 30, 1997, the Company's cash used in operations was $4.0 million and $3.9 million, respectively. The cash used in operations was primarily for inventory, marketing the complete urine-based HIV-1 testing system, funding research and development, manufacturing, selling, general and administrative expenses of the Company.

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

DEPENDENCE ON A SINGLE PRODUCT

The Company's HIV-1 urine-based screening test is the Company's only FDA-approved product. Because the screening test is the Company's sole product, the Company could be required to cease operations if the Company's test, together with the Cambridge Biotech urine confirmatory test, fail to achieve market acceptance or generate significant revenue.

RELIANCE ON PROPRIETARY TECHNOLOGY AND KNOW-HOW

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

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK

The Company has limited experience in manufacturing its products. The Company does not have experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving production yields, quality control and assurance, raw material supply and shortages of qualified personnel. The implementation of manufacturing at the larger Alameda facility will be needed if initial demand exceeds the more limited capacity of the Berkeley facility. In order to manufacture at the Alameda facility, it is required that the Company apply for and obtain FDA approval for that facility. Difficulties encountered by the Company in manufacturing scale-up to meet demand, including delays in receiving FDA approval for the Alameda facility, could have a material adverse effect on its business, financial condition and results of operations.

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

ESTABLISHMENT AND REGULATION OF REFERENCE LABORATORY

The Company may establish a clinical reference laboratory in connection with seeking approval for an OTC home urine collection kit for HIV-1. There are a number of risks in establishing a reference laboratory especially for testing for HIV. The Company must, among other actions, seek to hire and retain key laboratory personnel, purchase necessary equipment, secure required permits, incur marketing expenses, obtain customers and comply with government regulations. The Company's planned laboratory would test for HIV using the Company's urine-based HIV-1 test and, if approvals are obtained, receive home collected urine for HIV testing. The Company may be required to offer counseling in connection with the reporting of results to laboratory customers. There can be no assurance that the Company can establish or receive the necessary approval for the laboratory.

PRODUCT LIABILITY AND RECALL RISK; LIMITED INSURANCE COVERAGE

The manufacture and sale of medical diagnostic products entail the risk of product liability claims or product recalls. While the Company maintains $10,000,000 of product liability insurance, the Company faces the risk of litigation in the event of false positive or false negative reports. There can be no assurance that the Company's existing insurance coverage limits will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

The Company has incurred losses in each year since its inception including a net loss of $3.9 million for the six months ended June 30, 1998. The Company does not expect that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow prior to raising additional financing. Additional financing will be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial condition or results of operations.

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

                          PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibit 10.45  Lease Extension Agreement
          Exhibit 27     Financial Data Schedule

     b.   Reports on Form 8-K

     The Registrant filed a report on Form 8-K dated June 1, 1998 on June 9, 1998. The Registrant filed the report to announce that the U.S. Food and Drug Administration had licensed the urine HIV-1 Western Blot test that confirms the presence of antibodies to HIV-1 in urine samples.

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

                                        CALYPTE BIOMEDICAL CORPORATION
                                        ------------------------------
                                        (Registrant)




Date: August 12, 1998                   By:   /s/ John J. DiPietro
                                           ---------------------------
                                        John J. DiPietro
                                        CHIEF OPERATING OFFICER, VICE PRESIDENT
                                        FINANCE, CHIEF FINANCIAL OFFICER AND
                                        SECRETARY
                                        (Principal Accounting Officer)