Form 10-Q
period 1998-09-30
CALYPTE BIOMEDICAL CORP
filed 1998-11-16
CIK 899426

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

For the quarterly period ended September 30, 1998

                                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period from                       to
                                ----------------------    --------------------

Commission file number:   000-20985

                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                                  06-1226727
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

                                       Yes       X      No
                                             ---------        ---------------

The registrant had 13,428,194 shares of common stock outstanding as of October 26, 1998.

================================================================================

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


           Item 1.      Financial Statements:

                        Condensed Consolidated Balance Sheets at
                        September 30, 1998 (unaudited) and December 31,
                        1997........................................................               3

                        Condensed Consolidated Statements of Operations for the Three and
                        Nine Months Ended September 30, 1998 and 1997 (unaudited)...               4

                        Condensed Consolidated Statements of Cash Flows for the Nine
                        Months Ended September 30, 1998 and 1997 (unaudited)........               5

                        Notes to Condensed Consolidated Financial
                        Statements (unaudited)......................................               6


           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.......................................               8


PART II.   Other Information


           Item 6.      Exhibits and Reports on Form 8-K............................              17


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS


                                                                                             9/30/98       12/31/97
                                                                                           -----------     ---------
                                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents.....................................................          $  1,456      $ 10,820
     Securities available for sale.................................................             1,873          --
     Accounts receivable...........................................................               198           133
     Inventories...................................................................               847           161
     Notes receivable - officers and employees.....................................               528           239
     Note receivable - related party...............................................               768          --
     Other current assets..........................................................               190           150
                                                                                             --------      --------
              Total current assets.................................................             5,860        11,503

Property and equipment, net of accumulated depreciation of $3,214
     at September 30, 1998 and $2,824 at December 31, 1997.........................             1,060         1,219
Other assets.......................................................................               210           228
                                                                                             --------      --------
                                                                                             $  7,130      $ 12,950
                                                                                             --------      --------
                                                                                             --------      --------

                                                  LIABILITIES, MANDATORILY REDEEMABLE
                                                PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.............................................................           $  1,028      $    610
     Accrued expenses.............................................................              1,032           912
     Capital lease obligations - current portion..................................                341           479
     Deferred revenue.............................................................                500           585
                                                                                             --------      --------
              Total current liabilities...........................................              2,901         2,586
Deferred rent obligation..........................................................                 32            37
Capital lease obligations - long-term portion.....................................                112           282
                                                                                             --------      --------
              Total liabilities...................................................              3,045         2,905
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and
     liquidation value of $1,000 plus cumulative dividends........................              2,066         1,976
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares
         issued and outstanding...................................................                --            --
     Common Stock, $0.001 par value; 20,000,000 shares authorized;  13,424,073 and
         13,198,781 shares issued and outstanding as of September 30, 1998 and
         December 31, 1997, respectively...........................................                13            13
     Additional paid-in capital....................................................            56,933        56,847
     Deferred compensation.........................................................              (241)         (496)
     Accumulated deficit...........................................................           (54,686)      (48,295)
                                                                                             --------      --------
              Total stockholders' equity...........................................             2,019         8,069
                                                                                             --------      --------
                                                                                             --------      --------
                                                                                             $  7,130      $ 12,950
                                                                                             --------      --------
                                                                                             --------      --------

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)




                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                             ---------------------------    ---------------------------
                                                                 1998            1997           1998            1997
                                                             ------------   ------------    ------------   ------------
Revenues:

   Product sales..........................................   $        147   $         93    $        684   $        225
                                                             ------------   ------------    ------------   ------------
     Total revenue........................................            147             93             684            225
                                                             ------------   ------------    ------------   ------------

Operating expenses:
   Product costs..........................................            454            592           1,503          1,810
   Research and development costs.........................          1,155            755           2,883          2,897
   Selling, general and administrative costs..............          1,190            523           2,953          1,709
                                                             ------------   ------------    ------------   ------------
     Total expenses.......................................          2,799          1,870           7,339          6,416
                                                             ------------   ------------    ------------   ------------
       Loss from operations...............................         (2,652)        (1,777)         (6,655)        (6,191)
Interest income, interest expense and other income........             63             (8)            266             44
                                                             ------------   -------------   ------------   ------------

       Loss before income taxes...........................         (2,589)        (1,785)         (6,389)        (6,147)

Income taxes..............................................              -              -              (2)            (2)
                                                             ------------   ------------    ------------   ------------

         Net loss.........................................         (2,589)        (1,785)         (6,391)        (6,149)

Less dividends on mandatorily redeemable
  Series A preferred stock................................            (30)           (30)            (90)           (90)
                                                             ------------   ------------    ------------   ------------

Net loss attributable to common stockholders..............   $     (2,619)  $     (1,815)   $     (6,481)  $     (6,239)
                                                             ------------   ------------    ------------   ------------
                                                             ------------   ------------    ------------   ------------

Net loss per share attributable to common
  stockholders (basic and diluted)........................   $      (0.20)  $      (0.17)   $     (0.48)   $      (0.60)
                                                             ------------   ------------    ------------   ------------
                                                             ------------   ------------    ------------   ------------

Weighted average shares used to compute
  net loss per share attributable to common
  stockholders (basic and diluted)........................         13,422         10,521          13,404         10,488
                                                             ------------   ------------    ------------   ------------
                                                             ------------   ------------    ------------   ------------


                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                   Nine Months Ended September 30,
                                                                                   ---------------------------------
                                                                                       1998                1997
                                                                                   -------------       -------------
Cash flows from operating activities:
   Net loss.....................................................................   $     (6,391)       $     (6,149)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
       Depreciation and amortization............................................            390                 550
       Amortization of deferred compensation....................................            305                 142
       Forgiveness of note receivable from officer..............................             57                   -
       Changes in operating assets and liabilities:
           Accounts receivable..................................................            (65)                (12)
           Inventory............................................................           (686)                 46
           Other current assets.................................................            (40)                (20)
           Other assets.........................................................             18                  35
           Accounts payable, accrued expenses and deferred
                revenue.........................................................            453                 200
           Deferred rent obligation.............................................             (5)                (22)
                                                                                   -------------       -------------
                  Net cash used in operating activities.........................         (5,964)             (5,230)
                                                                                   ------------        ------------
Cash flows from investing activities:
   Purchase of equipment, net...................................................           (197)                (87)
   Notes receivable from officers and employees.................................           (346)               (240)
   Loan to Pepgen...............................................................           (768)                  -
   Purchase of securities available for sale....................................         (1,873)                  -
                                                                                   ------------        ------------
                  Net cash used in investing activities ........................         (3,184)               (327)
                                                                                   ------------        -------------
Cash flows from financing activities:
   Proceeds from sale of stock..................................................            126                  57
   Principal payments on notes payable..........................................              -              (1,000)
   Principal payments on capital lease obligations..............................           (342)               (348)
   Proceeds from notes payable..................................................              -               1,000
                                                                                   ------------        ------------
                  Net cash used in financing activities.........................           (216)               (291)
                                                                                   ------------       -------------
Net decrease in cash and cash equivalents.......................................         (9,364)             (5,848)
Cash and cash equivalents at beginning of period................................         10,820               7,924
                                                                                   ------------        ------------
Cash and cash equivalents at end of period......................................   $      1,456        $      2,076
                                                                                   -------------       -------------
                                                                                   -------------       -------------
Supplemental disclosure of cash flow activities:
     Cash paid for interest.....................................................   $         93        $        149
     Cash paid for income taxes.................................................              2                   2
Supplemental disclosure of noncash activities:
     Acquisition of equipment through obligations under capital leases..........             34                   0
     Dividends on mandatorily redeemable Series A preferred stock...............             90                  90
     Deferred compensation attributable to stock grants.........................             50                  37


                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (unaudited)


(1)  The Company and Basis of Presentation

Calypte Biomedical Corporation (the Company) was incorporated on November 11, 1989. The Company's primary activities are to sell its FDA-approved urine Human Immunodeficiency Virus Type I (HIV-1) enzyme immunoassay (EIA) screening test, perform research and development on new products and obtain FDA approval for its urine-based diagnostic tests. Prior to March 31, 1998, the Company was considered a development stage enterprise. On June 1, 1998, the Company announced that the U.S. Food and Drug Administration licensed the urine HIV-1 Western Blot test that confirms the presence of antibodies to HIV-1 in urine samples. The new test is used on samples that are repeatedly reactive in the Company's HIV-1 urine antibody screening test. The new test completes the only available urine-based HIV test system. Accordingly, the Company ceased being a development stage enterprise.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1997 included in Form 10-K filed with the SEC on March 25, 1998.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these notes to condensed consolidated financial statements for these periods is unaudited.

(2)  Significant Accounting Policies

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standard No. 130 (SFAS
130), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended September 30, 1998 and 1997, comprehensive income was equal to the net income as presented in the accompanying statement of operations.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders has been computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per share attributable to common stockholders has been computed using the weighted average number of common shares and all dilutive potential common shares outstanding during each period presented. For the three and nine months ended September 30, 1998 and 1997, the number of shares used in the calculation of all net loss per share amounts did not include common stock equivalents relating to outstanding stock options as they were antidilutive.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (unaudited)

(3)  Inventories

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of September 30, 1998 and December 31, 1997 consisted of the following:


                                                 9/30/98                      12/31/97
                                             (in thousands)                (in thousands)
                                             --------------                --------------
            Raw Materials                      $      180                    $      53
            Work-in-Process                           571                          103
            Finished Goods                             96                            5
                                               ----------                    ---------

                Total Inventory                $      847                    $     161
                                               ----------                    ---------
                                               ----------                    ---------


(4)  Notes receivable - officers and employees

During the third quarter of 1998, the loan to Dr. Urnovitz related to a Technology Rights Agreement was increased from $265,000 to $440,000 subject to the same terms of the initial note. The Technology Rights Agreement gives the Company the first right of refusal for an exclusive, worldwide license to practice, make or have made, use, sell, distribute and license to other any invention or discovery made by Dr. Urnovitz in exchange for a one-time cash payment and the payment of royalties.

As of September 30, 1998, Dr. Urnovitz was not in compliance with the collateral requirements of the notes. The company is in the process of securing additional collateral for the notes.

(5)  Note receivable - related party

During the third quarter of 1998, the Company loaned Pepgen Corporation an additional $468,000 under the same terms of the initial note and extension, increasing the total amount due from Pepgen to $768,000. Pepgen Corporation is a company in which Calypte has a minority interest.

(6)   Subsequent Event

In November 1998, the Company signed an agreement to sell 3,102,500 shares of Common Stock to institutional investors in a private placement. The net proceeds are estimated to be approximately $2.8 million. The closing of the transaction is conditioned upon the effectiveness of a registration statement which has been filed by the Company covering resales by the investors.

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

                                    Overview

Our efforts are primarily focused on selling, developing and obtaining approval for our urine-based diagnostic tests for sexually transmitted diseases. In August 1996, we received a product license and an establishment license from the U.S. Food and Drug Administration (FDA) to manufacture and sell our urine-based HIV-1 screening test for use in professional laboratory settings. In June 1998, we announced that the FDA had licensed the urine HIV-1 Western Blot test that confirms the presence of antibodies to HIV-1 in urine samples. The new test is used on samples that are repeatedly reactive in our HIV-1 urine antibody screening test. The new test completes the only available urine-based HIV test system. There can be no assurance we will have significant revenues from sales of the HIV-1 urine screening assay or the confirmatory test.

We expect operating losses to continue as we continue our marketing and sales activities for our first FDA-approved product and conduct additional research and development for subsequent products. Our marketing strategy is to use distributors and focused direct selling and marketing partners to penetrate certain targeted domestic markets. We plan to maintain a small direct sales force to market our urine-based HIV-1 test to major laboratories serving the life insurance, military, immigration and criminal justice markets. Other U.S. and international markets will be targeted utilizing diagnostic product distributors. We are currently exploring the possibility of attracting new distributors for our product in order to expand our marketing capability.

We have limited experience in manufacturing, marketing or selling our products in commercial quantities. There can be no assurance that our products will be successfully commercialized or that we will achieve significant product revenues. In addition, there can be no assurance that we will achieve or sustain profitability in the future.

Results of Operations

The following represents selected financial data:


                                                                               (in thousands)
                                                              ------------------------------------------------
                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                              ----------------------    ----------------------
                                                                1998           1997        1998         1997
                                                              ---------    ---------    ---------    ---------
    Total revenue                                             $     147    $      93    $     684    $     225
                                                              ---------    ---------    ---------    ---------
    Operating expenses:
       Product costs                                                454          592        1,503        1,810
       Research and development                                   1,155          755        2,883        2,897
       Selling, general and administrative                        1,190          523        2,953        1,709
                                                              ---------    ---------    ---------    ---------
         Total expenses                                           2,799        1,870        7,339        6,416
                                                              ---------    ---------    ---------    ---------
       Loss from operations                                      (2,652)      (1,777)      (6,655)      (6,191)
    Interest income, interest expense and other income               63           (8)         266           44
                                                              ---------    ----------   ---------    ---------
       Loss before income taxes                               $  (2,589)   $  (1,785)   $  (6,389)   $  (6,147)
                                                              ---------    ---------    ---------    ---------
                                                              ---------    ---------    ---------    ---------


Three Months Ended September 30, 1998 and 1997

In the third quarter of 1998, revenue increased $54,000 to $147,000 from $93,000 in the prior year's comparable period due to an increase in sales after FDA approval of the urine HIV-1 Western Blot test.

Product costs decreased 23% to $454,000 for the three months ended September 30, 1998 from $592,000 for the three months ended September 30, 1997. Product costs during the three months ended September 30, 1997 were higher because a greater quantity of product produced was expensed since it was not retained as saleable inventory. During the three months ended September 30, 1998, a greater quantity of product was valued as inventory (raw materials and finished goods) after FDA approval of the confirmatory test for Calypte's HIV-1 urine screening test.

Research and development expenses increased 53% to $1.2 million for the three months ended September 30, 1998 from $755,000 in the corresponding period of the prior year. The increase was principally due to clinical investigations performed for the discordant study (a study of HIV-1 antibodies found in urine when the same person tests negative for HIV-1 antibodies in blood), research funding made to outside organizations and more personnel hired to complete research and development studies.

Selling, general and administrative expenses increased $667,000 or 128% to $1.2 million for the three months ended September 30, 1998 from $523,000 for the three months ended September 30, 1997. The increase was primarily related to the increase in the use of consultants related to various projects and increased expenses related to the marketing of our HIV-1 urine screening test.

Interest income, interest expense and other income increased $71,000 to $63,000 for the three months ended September 30, 1998 from ($8,000) for the three months ended September 30, 1997. The increase was primarily due to the interest earned from proceeds of a private placement of Common Stock in October 1997 (1997 Private Placement) and the decrease in interest paid for capital leases.

Nine Months Ended September 30, 1998 and 1997

Revenue increased $459,000 to $684,000 for the nine month period ended September 30, 1998 as compared to $225,000 in the corresponding period of the prior year due to an increase in sales made primarily to laboratories for research and evaluation purposes and sales after the approval of the urine HIV-1 Western Blot test.

Product costs decreased $307,000 to $1.5 million for the nine month period ended September 30, 1998 from $1.8 million for the nine months ended September 30, 1997. Product costs during the nine months ended September 30, 1997 were higher because a greater quantity of product produced was expensed since it was not retained as saleable inventory. During the nine months ended September 30, 1998, a greater quantity of product was valued as inventory (raw materials and finished goods) in anticipation of and after FDA approval of the confirmatory test for Calypte's HIV-1 urine screening test.

Research and development expenses stayed approximately the same at $2.9 million for the nine months ended September 30, 1998 and 1997. The differences in the type of expenses between 1997 and 1998 include the clinical investigations performed in 1997 for the additional data requested by the FDA in October, 1996 and the reduction in the use of regulatory consultants offset by research funding made to outside organizations in 1998.

Selling, general and administrative expenses increased $1.2 million or 73% to $2.9 million for the nine months ended September 30, 1998 from $1.7 million for the nine months ended September 30, 1997. The increase was primarily related to the increase in the use of consultants related to various projects and increased expenses related to the marketing of our HIV-1 urine screening test.

Interest income, interest expense and other income increased $222,000 to $266,000 for the nine months ended September 30, 1998 from $44,000 for the nine months ended September 30, 1997. The increase was primarily due to the interest earned from the 1997 Private Placement and the decrease in interest paid for capital leases.

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

In November 1998, the Company signed a purchase agreement to sell 3,102,500 shares of Common Stock to institutional investors in a private placement. The net proceeds are estimated to be approximately $2.8 million. The closing of the transaction is conditioned upon the effectiveness of a registration statement which has been filed by the Company covering resales by the investors.

Although the Company believes current cash will be sufficient to meet the Company's operating expenses and capital requirements through December 31, 1998, we will need to raise more money in the next six months in addition to the money we expect to raise in the pending private placement. The Company's future liquidity and capital requirements will depend on a number of factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection and the ability to raise additional capital in a timely manner.

There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenue. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

Operating Activities

For the nine months ended September 30, 1998 and September 30, 1997, the Company's cash used in operations was $6.0 million and $5.2 million, respectively. The cash used in operations was primarily for inventory, marketing the complete urine-based HIV-1 testing system, funding research and development, manufacturing, selling, and general and administrative expenses of the Company.

Factors That May Affect Future Results, Events or Performance

You should consider carefully the following risk factors, along with the other information contained or incorporated by reference in this Form 10-Q, in evaluating the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements we make in this Form 10-Q or in press releases or other public disclosures.

         UNCERTAINTY OF MARKET ACCEPTANCE; LACK OF SALES AND MARKETING EXPERIENCE. Our products incorporate a new method of determining the presence of HIV antibodies. There can be no assurance that we will obtain:

     - any significant degree of market acceptance among physicians, patients or health care payors; or
     - recommendations and endorsements by the medical community which are essential for market acceptance of the products.

The failure of our products to obtain market acceptance would have a material adverse effect on the Company.

         In addition, we have limited experience marketing and selling our products either directly or through our distributors. The success of our products depends upon alliances with third-party distributors. There can be no assurance that:

     -    our direct selling efforts will be effective;
     -    our distributors will market successfully our products; or
     - if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

Any disruption in our distribution, sales or marketing network could have a material adverse effect on the Company.

     HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING. We have incurred losses in each year since our inception. Our net loss for the nine months ended September 30, 1998 was $6.4 million. In addition to the money we expect to raise in the pending private placement, we will need to raise more money in the next six months to continue to finance our operations.

     We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

     DEPENDENCE ON A SINGLE PRODUCT. Our HIV-1 urine-based screening test product is our only product. Accordingly, we may have to cease operations if our screening test fails to achieve market acceptance or generate significant revenues.

     RELIANCE ON PROPRIETARY TECHNOLOGY AND KNOW-HOW. Our success and ability to compete effectively depends in large part on our ability to:

     -    protect our patents and proprietary rights; and
     -    develop and maintain proprietary aspects of our technology.

     We currently have the right to use certain patents and proprietary rights related to the manufacture and sale of our products under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. There can be no assurance that the rights we have under these licensing agreements are sufficient or that we can adequately protect those rights.

     DEPENDENCE UPON SOLE SOURCE SUPPLIERS. We rely on single sources for several of the components used in the manufacture of our products. We can not quickly replace the suppliers of single-source components. Any delay or interruption in the supply of these components could have a material adverse effect on the Company by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales.

     LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK. We have limited experience in manufacturing our products in commercial quantities. We may encounter difficulties in scaling-up production of new products, including problems involving:

     -    production yields;
     -    quality control and assurance;
     -    raw material supply; and
     -    shortages of qualified personnel.

     In addition, we will need to implement manufacturing at our facility in Alameda, California if the initial demand for our product exceeds the capacity of our Berkeley, California facility. Before we begin to manufacture our product at the Alameda facility, we must obtain FDA approval for that facility. Delays in receiving the FDA's approval or other difficulties which we encounter in scaling-up our manufacturing capacity to meet demand could have a material adverse effect on the Company.

     DEPENDENCE UPON INTERNATIONAL DISTRIBUTORS AND SALES. We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. The following risks common to international sales and operations may limit or disrupt our international sales:

     -    the imposition of government controls;
     -    export license requirements;
     -    political instability;
     -    trade restrictions;
     -    changes in tariffs;
     -    difficulties in managing international operations; and
     -    fluctuations in foreign currency exchange rates.

     Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to market successfully our products in foreign markets.

     INTENSE COMPETITION IN COMPANY'S MARKETS AND RAPID TECHNOLOGICAL ADVANCES BY COMPETITORS. Competition in the in vitro diagnostic market is intense. We expect competition to increase. Within the United States, our competitors include a number of well-established manufacturers of blood-based enzyme immunoassays, plus at least one system for the detection of HIV antibodies using oral fluid samples. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Several of these competitors may have already submitted applications to the FDA for approval of their over-the-counter (OTC) products. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours.

     These developments could render our technologies or products obsolete or noncompetitive or otherwise have a material adverse effect on the Company.

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The factors listed below, some of which we can not control, may cause our revenues and results of operations to fluctuate significantly:

     -    actions relating to regulatory matters;
     -    the extent to which our products gain market acceptance;
     -    the timing and size of distributor purchases;
     -    introductions of alternative means for testing for HIV; and
     -    general economic conditions.


     EXTENSIVE GOVERNMENT REGULATION. Numerous governmental authorities in the United States and other countries regulate our products. The FDA regulates our products under federal statutes and regulations related to preclinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States.

     If the Company fails to comply with FDA regulations, or the FDA believes that the Company is not in compliance with such regulations, the FDA can:

     -    detain or seize our products;
     -    issue a recall of our products;
     -    prohibit marketing and sales of our products; and
     - assess civil and criminal penalties against the Company, its officers or its employees.

     We also plan to sell our products in certain foreign countries where they may be subject to similar local regulatory requirements. The imposition of any of the sanctions described above could have a material adverse effect on the Company.

     The regulatory approval process in the United States and other countries is expensive, lengthy and uncertain. We may not obtain necessary regulatory approvals or clearances in a timely manner, if at all. We may lose previously obtained approvals or clearances or fail to comply with regulatory requirements. The occurrence of any of these events would have a material adverse effect on the Company.

     ESTABLISHMENT AND REGULATION OF REFERENCE LABORATORY. In connection with seeking approval for an OTC home urine collection kit for HIV-1 testing, we may establish a clinical reference laboratory. If the necessary regulatory approvals are obtained, the reference laboratory would test for HIV using our urine-based HIV-1 test and receive home-collected urine for HIV testing. In addition, we may have to offer counseling to laboratory customers in connection with the reporting of results. A reference laboratory, especially for HIV testing, involves a numbers of risks. To establish a reference laboratory, we must:

     -    seek to hire and retain key laboratory personnel;
     -    purchase necessary equipment;
     -    secure required permits;
     -    incur marketing expenses;
     -    obtain customers; and
     -    comply with government regulations.

We may not be able to establish the laboratory or receive the regulatory approvals required for its operation.

     PRODUCT LIABILITY AND RECALL RISK; LIMITED INSURANCE COVERAGE. The Company manufactures medical diagnostic products which subject it to risks or product liability claims or product recalls, particularly in the event of false positive or false negative reports. We maintain $10,000,000 of product liability insurance. However , product liability insurance is expensive. In the future we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liabilities which we incur in connection with clinical trials or sales of our products. A product recall or a successful product liability claim or claims which exceed our insurance coverage could have a material adverse effect on the Company.

     HAZARDOUS MATERIALS. Our research and development involves the controlled use of hazardous materials. There can be no assurance that our safety procedures for handling and disposing of such materials will comply with applicable regulations. In addition we can not eliminate the risk of accidental contamination or injury from these materials. The Company may be held liable for any damages from such an accident and that liability could have a material adverse effect on the Company.

     DEPENDENCE UPON KEY PERSONNEL.  Our success depends upon:

     - the ability of key management and technical personnel to manage our transition to commercial-scale operations; and

     - our ability to attract and retain additional highly-qualified management and technical personnel to oversee that transition.

     We face intense competition for qualified personnel. Many of our employees and potential employees often receive competing employment offers. There can be no assurance that we will be able to attract and retain such personnel. The loss of the services of one or more of our key employees could have a material adverse effect on the Company.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market price of our common stock, which is quoted on the NASDAQ SmallCap Market System, is likely to be highly volatile due to, among others, the following factors:

     - price and volume fluctuations in the stock market at large, or on the NASDAQ SmallCap Market System, which do not relate to the Company's operating performance;
     -    fluctuations in the our operating results;
     - announcements of technological innovations or new products which we or our competitors make;
     -    FDA and international regulatory actions;
     -    actions with respect to reimbursement matters;
     -    developments with respect to patents or proprietary rights;
     -    public concern as to the safety of products that we or others develop;
     -    changes in health care policy in the United States or abroad; and
     - changes in stock market analysts' recommendations regarding the Company, other medical products companies or the medical product industry generally.



     POTENTIAL ADVERSE EFFECT ON MARKET PRICE OF SHARES ELIGIBLE FOR FUTURE SALE. Nearly all outstanding shares of our common stock are freely tradeable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

     ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS. Certain provisions of our Certificate of Incorporation and Bylaws could:

     -    discourage potential acquisition proposals;
     -    delay or prevent a change in control of the Company;
     - diminish stockholders' opportunities to participate in tender offers for our common stock, including tender offers at prices above the then current market price; or
     - inhibit increases in the market price of our common stock that could result from takeover attempts.

     LIMITED PUBLIC MARKET; POSSIBLE REMOVAL FROM NASDAQ SMALLCAP. The public trading volume of our common stock has been relatively limited. A consistently active trading market for our common stock may not develop.

     In addition, the Nasdaq Stock Market has inquired whether the Company continues to meet the maintenance criteria for trading on the Nasdaq SmallCap market. We currently meet the maintenance criteria but our ability to continue to do so will depend on whether we become profitable or are able to raise additional financing. The public trading volume of our common stock and the ability of stockholders to sell their shares could be significantly impaired if we fail to meet the maintenance criteria and are consequently removed from the Nasdaq SmallCap Market.

     YEAR 2000. The Company has a formal Year 2000 Program focusing on five key readiness areas: 1) hardware, addressing information technology; 2) software, addressing business, research, financial, inventory planning, production control, product distribution and customer support areas; 3) firmware, addressing built-in microprocessors that control production and non-production equipment; 4) third party suppliers of critical inventory; and 5) third party service providers.

     The Company established a Year 2000 Task Force earlier this year. The task force is systematically examining each of the five key readiness areas by 1) identifying items with Year 2000 compliance concerns; 2) assessing the risk and impact of noncompliance for each item identified; and 3) correcting non-compliant items and testing the corrections to ensure readiness at both component and system levels. The task force shall develop contingency plans if it discovers areas where there is a substantial possibility that Year 2000 compliance will not be achieved. The Company plans to complete the identification of Year 2000 compliance concerns by the end of 1998. We expect to complete risk assessment in each area by May, 1999 and the correction, testing and the development of contingency plans will follow. We have presently completed correction and testing in the Hardware readiness area and it is now Year 2000 compliant. To date the Company has spent approximately $2,300 on its Year 2000 program.

     We estimate the total Year 2000 costs to upgrade systems within the Company will range from $4,000 to $15,000 with the majority of costs to be incurred in the next eighteen months. At this time we do not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements because our manufacturing process does not rely heavily on automation and our existing computer hardware has proven to be Year 2000 compliant. However the Company is continuing to assess and develop alternatives that will require refinement of its cost estimate over time. There can be no assurance that there will not be a delay in, or increased costs associated with, our Year 2000 compliance program. Since our program is ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of possible complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company or its suppliers or the product integrity of products provided to the Company by suppliers fail or experience significant difficulties related to the Year 2000, the Company's operations and financial condition could be adversely effected.

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

                                CALYPTE BIOMEDICAL CORPORATION
                                ------------------------------
                                (Registrant)




Date:    November 16, 1998      By: /s/ John J. DiPietro
                                    -----------------------
                                    John J. DiPietro
                                    Chief Operating Officer, Vice President -
                                    Finance, Chief Financial Officer and
                                    Secretary
                                    (Principal Accounting Officer)