Form 10-K
period 1998-12-31
CALYPTE BIOMEDICAL CORP
filed 1999-03-25
CIK 899426

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-20985

                            ------------------------

                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             06-1226727
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 28, 1999, 16,992,069 shares of the registrant's common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $39,251,901 computed at the closing price of the common stock on that date on the NASDAQ SmallCap Market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CALYPTE BIOMEDICAL CORPORATION
                                   FORM 10-K
                                     INDEX

                                                                                                                 PAGE
                                                                                                                  NO.
                                                                                                                 -----
PART I.

Item 1.      Business.......................................................................................           3
Item 2.      Properties.....................................................................................          19
Item 3.      Legal Proceedings..............................................................................          20
Item 4.      Submission of Matters to a Vote of Security Holders............................................          20

PART II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................          20
Item 6.      Selected Consolidated Financial Data...........................................................          21
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........          22
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................................          29
Item 8.      Financial Statements and Supplementary Data....................................................          30
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          30

PART III.

Item 10.     Executive Officers, Directors and Significant Employees of the Registrant......................          31
Item 11.     Executive Compensation.........................................................................          33
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................          38
Item 13.     Certain Relationships and Related Transactions.................................................          39

PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          40
             Signatures.....................................................................................        II-1

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAIN MARKET ACCEPTANCE OF OUR NEW METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES, LACK OF EXPERIENCE SELLING AND MARKETING OUR HIV-1 URINE-BASED SCREENING TEST, LIMITED OPERATING HISTORY, AND INABILITY TO OBTAIN ADDITIONAL FINANCING, AS WELL AS THE OTHER RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Calypte Biomedical Corporation ("Calypte" or the "Company") believes that it is a leader in the development of a urine-based screening test for the detection of antibodies to the Human Immunodeficiency Virus, Type-1 ("HIV-1"), the putative cause of Acquired Immunodeficiency Syndrome ("AIDS"). The Company has integrated several proprietary technologies to develop a test which, in recent Company-funded clinical trials conducted by or on behalf of the Company, detected the presence of HIV antibodies in urine with 99.7% sensitivity in subjects known to be HIV-1 infected (as identified through blood-based screening tests). In subjects at low risk for HIV ("low risk subjects"), the specificity of the screening test with a companion Western Blot supplemental test was 100%. Calypte believes that its proprietary urine-based test offers significant advantages compared to existing blood-based tests, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. Urine collection is non-invasive and painless, and urine is the most commonly collected body fluid. The Company estimates that the cost of collecting, handling, testing and disposing of urine specimens will be significantly less than that of blood specimens. Independent studies report that the likelihood of finding infectious HIV virus in urine is extremely low, which greatly reduces the risk and cost of accidental exposure to health care workers, laboratory personnel, and patients being tested.

    In August 1996, the Company received a product license and an establishment license from the Food & Drug Administration ("FDA") to manufacture and sell, in interstate and foreign commerce, the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In May 1998, Cambridge Biotech Corporation also received such licenses from the FDA with respect to the urine HIV-1 Western Blot test that confirms the presence of antibodies to HIV-1 in urine samples. The new test is used on samples that are repeatedly reactive in Calypte's HIV-1 urine antibody screening test. Calypte's screening test, when used with the Western Blot supplemental test for urine, provides the only complete FDA-approved urine-based HIV testing method.

    In December 1998, Calypte acquired from Cambridge Biotech Corporation ("Cambridge Biotech") certain assets relating to Cambridge Biotech's Western Blot product line for certain infectious diseases. The acquisition included the urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T-Lymphotropic Virus (HTLV).

    Based upon the results of market analyses and partnership opportunities, the Company may proceed with submitting a pre-market approval application ("PMA") to the FDA for approval of the Company's over-the-counter ("OTC") home urine collection kit. On May 14, 1996, Direct Access Diagnostics, a subsidiary of Johnson & Johnson, received FDA clearance for the first OTC home blood collection kit for HIV. In addition, on July 22, 1996, Home Access Health Corp. received FDA clearance for another OTC home blood collection kit for HIV. The Company believes that an OTC urine collection kit for HIV would have advantages compared to an OTC blood collection kit for HIV. During 1997, Direct Access Diagnostics discontinued sales of the OTC kit for HIV.

    The Company intends to develop additional or improved urine- and blood-based tests for other infectious and viral diseases.

    Calypte markets its urine-based HIV-1 screening test through direct sales personnel and distributors depending upon the market segment and the location of the market. Calypte believes that its urine-based tests offer significant advantages in terms of safety, cost, convenience, and painless collection of the fluid to be tested. There can be no assurance that the Company's products or the Company's planned products will receive or maintain FDA clearance or approval and become commercially available.

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

    According to the World Health Organization and the Joint United Nations Programme on HIV/ AIDS, an estimated 42 million people have been infected with HIV, and each day 16,000 more become infected. HIV is spread by a transfer of bodily fluids primarily through sexual contact, blood transfusions, sharing intravenous needles, accidental needle sticks or transmission from infected mothers to newborns. The World Health Organization reports that about 1.8 million adults died of AIDS in 1997 and the annual death toll is likely to continue to rise for years to come.

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

    To minimize the risk of incorrectly reporting that an individual is infected with HIV (a false positive result), most countries require a strict testing protocol. The protocol is to first test a sample for the presence of HIV. Any sample found to be reactive in the initial screen is then retested in duplicate. If either of the retests are reactive, the same sample is tested again using a more precise and expensive supplemental test. The presence of HIV antibodies, based on the results of the supplemental test, is considered diagnostic for HIV infection.

    HIV blood testing can be expensive and poses risk of infection to health care personnel. The typical HIV screening test requires a trained health care worker or phlebotomist to draw and centrifuge a blood sample, which is then tested for the presence of HIV antibodies. Blood is typically drawn at physician offices, hospitals or blood draw stations, where trained personnel are available, and then sent to a laboratory for HIV testing. Blood samples and related blood-sampling equipment require careful handling if healthcare personnel are to avoid accidental exposure to blood-borne pathogens, including HIV. In addition, the use of blood-based tests has become increasingly costly because of the costs of disposing of potentially infected specimens, syringes, needles and transfer tubes. The overall cost of blood-based testing has precluded large public health screening programs, particularly in less developed countries, many of which have significantly higher rates of HIV infection than that of the U.S. Even in the United States, certain populations are not routinely screened due to the high cost of blood-based testing.

    In December 1994, the FDA approved the first non-invasive method for HIV-1 testing, an oral fluid-based screening test and collection device. Collection of oral fluid is technique dependent, and detailed instructions on the proper use of the oral fluid collection device need to be carefully followed. In addition, oral fluid is not commonly collected and is rarely tested for other diagnostic purposes. In June 1996, one manufacturer received approval from the FDA for a Western Blot oral-fluid supplemental test.

    HIV screening can also be performed by using a dried blood spot ("DBS") specimen. DBS sampling, which was developed in the late 1980's, is a variant of blood sampling initially designed for the testing of newborns. The DBS sampling method involves sticking a baby's heel or an adult's finger with a sharp lancet and collecting five or six drops of blood onto filter paper. The laboratory punches the dried blood spots out of the filter paper, and the non-cellular components of the blood spot are eluted back in liquid form by soaking the punches in diluent. The resulting fluid is then assayed by one of several traditional serum/ plasma enzyme immunoassays ("EIAs") licensed for use with DBS.

    The DBS method, which is comparable in cost to traditional serum tests, is susceptible to problems in sample variability, the adequacy of volume for testing, pain on blood sampling, and invasiveness.

    The human immune system typically requires a number of weeks or months to begin producing antibodies following exposure to HIV. There is no consensus in the scientific community as to whether antibodies can first be detected in blood, urine or oral fluid.

THE CALYPTE URINE-BASED HIV-1 SCREENING AND SUPPLEMENTAL TESTS

    Calypte's proprietary urine-based HIV-1 screening test is non-invasive, easy to use, reliable and avoids many of the costs and risks associated with blood-based testing. The Company's screening test, when used with the Western Blot supplemental test for urine provides the only complete urine-based HIV testing method. Laboratories using the Company's method can complete the entire testing profile for HIV-1 antibody using a single urine specimen. The Company believes that the benefits of its testing method will enable it to penetrate existing markets and expand into new markets that are not served currently by the more expensive blood and oral fluid-based HIV test systems. Key benefits of the Company's test include:

    EASE OF USE/NON-INVASIVE COLLECTION. Urine is the most commonly collected bodily fluid for laboratory testing as it is already being collected for testing purposes other than the detection of HIV antibody. Collection of the urine can take place any time of day, and the test does not require a 24-hour voided specimen or a midstream, clean-catch sample. Because it requires no special preservatives or containers, it is also easier to collect, handle, and discard than blood. Furthermore, the Company's test is in standard EIA format and is designed to be used with standard laboratory equipment. Blood sampling is invasive and, for many patients, stressful and painful. The ability to screen non-invasively for HIV in all types of patients, including injection drug users and newborns, will enhance patient comfort and may significantly increase the voluntary testing rates in patients who might otherwise decline testing. Moreover, unlike urine collection, obtaining an oral fluid specimen is highly technique-dependent, requiring specific placement of a sterile collection device in the mouth, rubbing the collection device along the gum line, and holding it in place for no less than two and no more than five minutes. Unlike oral fluid, the collection of urine does not require specially trained personnel, nor is its collection restricted to patients of certain ages.

    LOWER OVERALL COST. The Company's urine-based screening test may lower significantly the overall cost of testing for HIV infection because the cost of collecting, transporting, testing and disposing of urine specimens can be significantly less than that of blood specimens, and less than the cost of an oral fluid screening test. Additional cost savings may accrue as a function of reduced needlestick incidents and their associated counseling, testing and lost productivity. With respect to oral fluid screening tests, the Company believes that each oral fluid collection device costs between $2.00 to $4.00, while a urine collection cup costs approximately $0.20. Moreover, since urine is often already being collected for other testing purposes, the incremental cost of collecting urine samples is likely to be lower than collecting oral fluids. Nonetheless, the total cost of deploying urine, blood or oral-based HIV screening tests or a combination thereof will vary according to the testing purpose and protocol and whether other diagnostic tests are performed simultaneously. The ancillary costs (such as collection method, accidental exposure to HIV, and sample disposal) associated with blood testing are more expensive than urine testing.

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

    RELIABILITY. The Company has performed clinical studies demonstrating the effectiveness of using urine as a reliable and clinically valid sample for HIV testing. In Company-funded clinical trials conducted by or on behalf of the Company, for the HIV-1 urine EIA and the urine Western Blot supplemental test, more than 11,000 paired blood and urine specimens were tested. In recent studies where specificity was assessed by testing specimens from a combined subset of low risk subjects, the resulting specificity was 100% for the screening test in conjunction with the supplemental test. Sensitivity (correlation to blood tests) of the urine testing method was estimated by testing samples from a subset of individuals known to be infected with HIV-1, including those with a clinical diagnosis of AIDS, and sensitivity was 99.7%. Specificity is the ability of an assay or method to identify all non-HIV infected individuals correctly. Sensitivity is the ability of the assay or method to detect truly HIV-infected individuals.

    In spite of the benefits of the Company's urine-based screening and supplemental tests, such tests represent a new method of determining the presence of HIV antibodies. Blood-based and oral fluid based tests, which constitute competitive products, have the advantage of already being commercially marketed and have gained acceptance from the medical community. Furthermore, both blood-based and oral fluid based tests have been shown to be reliable media for detection of HIV. There can be no assurance that the Company's urine-based screening test will gain any significant degree of market acceptance among physicians, patients or health care payors, even if the necessary regulatory and reimbursement approvals are obtained.

    New research shows that a combination of urine and blood-based tests can detect antibodies to HIV-1 with greater sensitivity than can be achieved by either test alone. Results of clinical trials reported by researchers at the Company show that some individuals who test positive for antibodies to HIV-1, may produce such antibodies in one body fluid but not another. Moreover, researchers from the University of Milan using a modification of the Company's approved tests, found that individuals demonstrating a strong natural immune response to the HIV-1 virus produce antibodies in urine and vaginal samples, but not in blood, thus potentially simplifying the identification of HIV-resistant individuals.

    TEST METHODOLOGY. The Company's urine-based screening test uses an industry-standard 96 well microtiter plate to detect antibodies to HIV-1 in urine. The HIV-1 antibodies, when present in urine, bind to Calypte's proprietary antigen coated on prepared microtiter plates. A subsequent enzymatic reaction produces a color change revealing the presence of HIV-1 antibodies.

    The screening test requires only 200 microliters of urine (approximately four drops) and can be performed using standard laboratory equipment. Samples can be shipped and stored at two to 30 degrees centigrade for up to 55 days before testing. The laboratory protocol for testing urine is nearly identical to that of blood, and therefore requires few, if any, modifications to existing laboratory protocols.

    The Company's urine-based supplemental test uses the same commercially available Western Blot kit components as provided for the blood-based Cambridge Biotech supplemental test. This urine-based supplemental test requires 1.0 milliliter of urine added directly to the standard kit diluent and is performed with additional times of incubation for the two detection steps as the only changes in procedure. The same laboratory equipment is used for both the blood and urine supplemental tests.

    The Cambridge HIV-1 Western Blot kit for use with urine is dedicated to urine testing by virtue of the urine Western Blot controls included with the Western Blot blood kit and a different blot interpretation criterion. For urine, blots showing the presence of a single band, gp160, equal to or greater intensity than the low positive urine Western Blot control are interpreted as a positive HIV-1 result. Urine blots have a lower indeterminate rate than blood allowing more definitive negative or positive results.

    In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included Cambridge Biotech's urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T-Lymphotropic Virus (HTLV).

THE CAMBRIDGE BIOTECH BLOOD-BASED HIV-1 SUPPLEMENTAL TEST

    As the first of the four supplemental blot tests for blood HIV-1 antibodies to be FDA-licensed, the Cambridge Biotech HIV-1 Western Blot kit has been in commercial distribution for more than 8 years.

PRODUCTS UNDER DEVELOPMENT

    OTC. Based upon the results of market analyses and partnership opportunities, the Company may choose to proceed with submitting a pre-market approval application ("PMA") to the FDA for approval of the Company's over-the-counter ("OTC") home urine collection kit. The kit would compete with other OTC HIV screening products. On May 14, 1996, Direct Access Diagnostics, a subsidiary of Johnson & Johnson, received FDA clearance for commercial sale of the first OTC home blood collection kit for HIV. In addition, on July 22, 1996, Home Access Health Corp. received FDA clearance for commercial sale of another OTC home blood collection kit for HIV. During 1997, Direct Access Diagnostics discontinued sales of the OTC kit for HIV. The Company believes that an OTC urine collection kit for HIV would have advantages compared to an OTC blood collection kit for HIV. The current HIV-1 urine licensed test kit will be a part of the entire OTC kit. At this time, the Company believes it would be premature to issue predictions as to the product's reliability and cost.

    RAPID TEST. The Company is developing a rapid urine test in response to the reports by the Center for Disease Control and Prevention (CDC) on the value of immediate HIV antibody test results. The high number of individuals who do not return for test results and counseling constitutes a threat to the public health. In addition, in emergency rooms, delivery rooms and other settings, there is an urgent need to know the HIV status of the patient. Since AZT treatment of pregnant mothers, even at delivery and for the newborn, has been shown to result in a substantial decrease in HIV transmission, there appears to be a new market for the reliable rapid test format. At this time, the Company believes it would be premature to issue predictions as to the product's reliability and cost.

    OTHER DIAGNOSTICS. The Company intends to develop additional or improved urine- and blood-based tests for other infectious and viral diseases. The Company is focusing development on certain products and is no longer pursuing other new research and development actively.

    RESEARCH AND DEVELOPMENT SPENDING The Company has invested the funds in research and development that it believes to be necessary and appropriate to bring its innovative HIV-I urine-based screening test to the market. The Company spent $3.9 million, $3.7 million and $5.8 million on product research and development in 1998, 1997 and 1996, respectively.

SALES, MARKETING AND DISTRIBUTION

    The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's HIV-1 screening test and potential future products to laboratories serving the life insurance market. International and other U.S. markets will be addressed utilizing diagnostic product distributors. In late summer of 1998, the Company began selling its combined urine-based HIV-1 test with the Western Blot supplemental test in the U.S. To date, the Company has received approval for the sale of its product outside of the U.S. only in Indonesia. Several international approvals are pending, and the Company will work collaboratively with its distributors to obtain regulatory approval in order to market and promote the products in their local markets.

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

    The following table summarizes the markets and geographic regions covered by the Company and its distributors for its HIV-1 test.

COMPANY                          GEOGRAPHIC REGION                                  MARKETS
--------------------  ---------------------------------------  --------------------------------------------------
Calypte.............  United States                            Laboratories serving the life insurance market.
Calypte.............  Canada                                   All
Alexon-Trend........  United States                            All but the above laboratories.
Alexon-Trend........  Europe, Latin America, Africa, Middle    All
                      East
Otsuka..............  Asia, Australia, New Zealand             All
Teva Medical Ltd....  Israel                                   All

    ALEXON-TREND In August 1998, Seradyn, a former subsidiary of Mitsubishi Chemical Corporation was acquired by Alexon-Trend, a subsidiary of Sybron Laboratory Products Corporation. In April 1995, the Company entered into an agreement with Seradyn under which Seradyn was granted exclusive distribution rights for the HIV-1 test under the trade name "Seradyn Sentinel" for all non-Calypte accounts in the United States, and all customers in Europe, Latin America, Africa and the Middle East (excluding Israel). The agreement provides for certain minimum purchases by Seradyn. If such minimum purchases are not met, the Company has the right to terminate the agreement or render Seradyn's rights non-exclusive for the region in which the minimum purchases were not met, provided that Seradyn will be guaranteed the prices given to Calypte's most favored customers in the territory. The initial term of the agreement extended through December 1998. Seradyn has the right to extend the agreement for successive two-year terms provided it has met minimum sales requirements. Seradyn has agreed to assist the Company in obtaining regulatory approvals in its distribution territory at the Company's expense. The agreement also grants Seradyn a right of first refusal on distribution rights for certain new products which may be developed during the term of the agreement. The Company is currently in discussions with Alexon-Trend regarding extension of the agreement.

    OTSUKA PHARMACEUTICAL CO., LTD. Otsuka is a Japanese integrated health care and consumer products conglomerate. In August 1994, the Company entered into a distribution agreement with Otsuka, which gave Otsuka exclusive distribution rights for the urine-based HIV-1 test and to use the trademark "Calypte" to market the test in 22 Asian countries, Australia and New Zealand. To maintain exclusivity, the agreement requires that Otsuka purchase certain annual minimums, which increase each year, and total 70 million tests over ten years. Otsuka has agreed to use its best efforts to obtain regulatory approvals for the product in its territory. The agreement is for a term of ten years, and is terminable without cause by Otsuka upon 120 days notice. If the Company is unable to meet Otsuka's manufacturing requirements,

Otsuka has a right to manufacture tests itself. The agreement also grants Otsuka the right of first refusal to distribute certain new products which may be developed during the term of the agreement. In December 1998, Otsuka and Calypte entered into a letter of intent pursuant to which Otsuka would withdraw as distributor of the Company's product in all countries except Japan.

    TEVA MEDICAL LTD (FORMERLY TRAVENOL LABORATORIES LTD.) In December 1994 the Company entered into an agreement with TEVA Medical Ltd. ("TEVA"),. The agreement gives TEVA exclusive rights to distribute the HIV-1 test and to use the trademark "Calypte" within Israel. Under the agreement, TEVA will undertake registration of the product in Israel with the Company paying regulatory fees. The term of the agreement is perpetual unless terminated earlier for specified causes. No minimum purchase levels are required.

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

    In 1998, the Company's revenue from product sales totaled $951,000. Approximately 97% of Calypte's product sales revenues arose from sales to customers in the United States.

    The Company is currently negotiating with other potential distributors of its HIV product line. In addition, on March 11, 1999, the Chinese National Center for AIDS Prevention and Control (NCAIDS) and the Chinese Academy of Preventive Medicine (CAPM) signed a letter agreement with Calypte to use Calypte's urine HIV-1 test in various HIV screening applications including: STD clinics, pre-screening of blood bank donors, military personnel, pregnant women, children, marriage license applications and insurance applications.

MANUFACTURING

    The manufacture of the Company's urine-based HIV test involves antigen production, plate processing and preparation of certain washes and other reagents. All processes are carried out under FDA Good Manufacturing Practices ("GMP"). Antigen production involves cell culture, antigen expression and purification. Following purification, the antigen is tested extensively and optimized for plate coating. The coating of standard 96 well microtiter plates with antigen is completed using standard plate coating equipment. Following binding of the antigen to the plates, the plates are blocked and stabilized to prevent nonspecific binding of the antigen. The plates are then dried and packaged in foil pouches. The washes and reagents are produced using standard solution preparation techniques.

    Calypte's manufacturing operations for its HIV-1 screening test are located in Berkeley, California with an estimated annual capacity of approximately 4.5 million tests. The Company received an establishment license from the FDA for the production of its HIV-1 screening test at this facility on August 6, 1996. The Company has completed a larger manufacturing facility in Alameda, California for which FDA license approval is pending. The capacity of the Alameda facility is approximately 20 million tests per year. The

Company has filed an establishment license application for the Alameda facility. The Company intends to continue manufacturing in its Berkeley facility until its Alameda facility is approved by the FDA.

    In December of 1998, the Company acquired the HIV-1 product line from Cambridge Biotech Corporation, including the manufacturing facilities for such product line in Rockville, Maryland. The Rockville facility also has an establishment license from the FDA for the urine and blood-based Western Blots.

    On November 19, 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facility in Berkeley, California. On December 11, 1998, the Company responded in writing to each of the alleged deficiencies cited in the Warning Letter. Subsequently, the Company received a letter from the FDA in which the FDA requested further responses from the Company with regard to certain of such alleged deficiencies. The Company is in the process of responding to such letter. If the FDA is not satisfied with the Company's responses and the Company's corrective actions, it could take regulatory actions against the Company including license suspension, revocation, or denial, seizure of products or injunction, or civil penalties or criminal sanctions. Any such FDA action would have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA as to such Warning Letter could adversely affect the Company's pending FDA license application for the Alameda facility.

    Calypte purchases raw materials and components used in the manufacture of its product from various suppliers and relies on single sources for a few of these components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company has some single-source components, and any delay or interruption in supply of these components could significantly impair the Company's ability to manufacture products in sufficient quantities, particularly as Calypte increases manufacturing activities in support of commercial sales.

    The Company has limited experience in manufacturing its products. The Company currently manufactures its products for sale, for submission to FDA for ongoing compliance, clinical trials and building its inventory. Calypte may encounter difficulties in scaling-up production of new products, including problems involving production yields, quality control and assurance, raw material supply and shortages of qualified personnel. Due to Calypte's limited manufacturing experience, its estimates with regard to these and other operational requirements may be incomplete or inaccurate and unanticipated events and circumstances are likely to occur. The larger Alameda facility will be needed if initial demand for the screening test exceeds the more limited capacity of the Berkeley facility. Difficulties encountered by the Company in manufacturing scale-up to meet demand, including delays in receiving FDA approval for the Alameda facility, could have a material adverse effect on its business, financial condition and results of operations.

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

    The Company developed and has obtained a U.S. patent claiming a sample buffer formulation, which is used in the HIV-1 urine test. This sample buffer acts as a diluent for urine in the assay procedure and significantly increases test specificity by reducing non-specific binding of immunoglobulins (non-specific antibodies) and other substances in urine that would decrease specificity and sensitivity of HIV-1 antibody binding. Sample buffer is manufactured in the Company's Berkeley, California facility.

    The Company's products incorporate established immunoassay technology based on antibody-antigen reactions. Antibodies are immune system proteins produced as a result of an organism's immune response to substances (antigens) foreign to the body and specifically bind to antigens and signal the immune system to assist in eliminating them. Immunoassays are used for diagnostic applications where the presence or absence of a specific analyte is being evaluated and allow the detection of some analytes at levels as low as one part per billion. Antigens include viruses, bacteria, parasites, chemical toxins and other foreign substances and hormones.

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

    The Company's HIV-1 urine-based supplemental test uses the Cambridge Biotech HIV-1 Western Blot kit with a procedure developed by Calypte for testing urine specimens. The Cambridge Biotech HIV-1 Western Blot kit is based on the combination of electrophoretic separation of complex mixtures of proteins with the highly sensitive immunoblotting technique. This method has been highly useful in characterizing the antigenic profile of HIV-1 and describing the immune response to HIV-1 in exposed or infected persons.

    The Cambridge Biotech HIV-1 Western Blot kit is used for testing both blood and urine specimens. The manufacture of the kit involves the production of an inactivated, partially purified HIV-1 lysate from HIV-1 propagated in an H9/HTLV-III(B) T-lymphcyte cell line. HIV-1 proteins are separated by molecular size using gel electrophoresis of the lysate in the presence of detergent (sodium dodecylsulfate). These separated HIV-1 proteins are electrotransferred from gel to a nitrocellulose membrane which is washed, blocked to minimize non-specific immunoglobulin binding and packaged. The kit provides serum controls and components which enable the detection and visualization of HIV-1 antibodies present in the specimen incubated with individual nitrocellulose membrane strips. Bands corresponding to specific location of HIV-1 proteins are used to interpret a positive, negative or indeterminate result.

INVESTMENT IN PEPGEN

    In October 1995 Calypte purchased an equity interest in Pepgen Corporation ("Pepgen"), a therapeutic research and drug development company with two lead compounds. The first compound is an interferon product, called interferon-tau, which early animal trials have shown to be promising both as an anti-viral and anti-tumor agent with less toxicity than other interferons. In February 1999, Pepgen received clearance from the FDA to commence Phase I human clinical trials of interferon-tau for patients who have multiple sclerosis. Pepgen's second lead compound is hybrid interferon alpha. Preliminary studies indicate that hybrid interferon alpha shows lower levels of toxicity than currently available alpha interferons while retaining the anti-viral and anti-tumor activity of alpha interferon. Pepgen expects to conduct additional IN VITRO and IN VIVO preclinical studies on hybrid interferon alpha and, if such studies are successful, Pepgen plans to submit an investigational new drug application (IND) to the FDA.

    The Company purchased its equity position in Pepgen for $2.5 million, comprised of $1.0 million paid at closing, $1.0 million payable to Pepgen pursuant to a promissory note and options to purchase the Company's Common Stock valued at $500,000. The $1.0 million promissory note balance was paid in October 1996. The options were granted to Pepgen shareholders for the purchase of an aggregate of 475,000 shares of the Company's Common Stock at a price of $7.50 per share, of which 100,000 shares were immediately exercisable and the remaining 375,000 shares are exercisable upon attainment of certain milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. In addition, Calypte has the right of first negotiation to purchase at fair market value the remaining portion of Pepgen that is does not then own, and the Company is entitled to elect two of the seven Board members of Pepgen.

    During 1998, the Company loaned Pepgen a total of $768,000 at an effective interest rate of 10%. The loan is secured by all intellectual property of Pepgen as well as a personal guaranty from Pepgen's Founder and Chairman and a standby guaranty from Pepgen's President in the event that the guaranty by the Founder and Chairman proves insufficient. The entire loan plus interest is due July 1, 1999. Calypte may, but has no obligation to, provide additional funding to Pepgen. See Item 13, "Certain Relationships and Related Transactions."

PATENTS, PROPRIETARY RIGHTS AND LICENSES

    The Company believes that its future success will depend in large part on its ability to protect its patents and proprietary rights. Accordingly, the Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company has two U.S.

patents, one pending U.S. patent application, six foreign patents, and nine pending foreign patent applications. In addition, the Company currently has the right to utilize certain patents and proprietary rights under licensing agreements with New York University ("NYU"), Cambridge Biotech Corporation, Repligen, and Texas A&M University System. These license arrangements secure intellectual property rights for the manufacture and sale of the Company's products.

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

    The Company has sublicensed from Cambridge Biotech Corporation proprietary technology related to the HIV envelope glycoprotein. The sublicense grants to the Company a non-exclusive worldwide sublicense to make, have made, use and sell products that relate to the licensed technology. The Company is required to pay Cambridge Biotech Corporation royalties on products incorporating the licensed technology. The license extends until the expiration of the licensed patents in 2005, although the Company can terminate the agreement at any time upon 30 day's written notice.

    The Company has been granted a non-exclusive license from Texas A&M University to make, have made, use and sell products based on its proprietary recombinant expression systems. The Company is required to pay certain fixed and royalty payments to Texas A&M University on net sales varying with the content of Texas A&M's technology in the Company's products.

    The Company licensed from Repligen HIV-1 gp160 recombinant virus seed stock. The Company has been granted (i) an exclusive license to make, have made, use and sell products incorporating this material for diagnostic purposes, and (ii) non-exclusive license to make, have made, use and sell the gp160 seed stock for research purposes. For seven years beginning on the date the Company first realizes net sales from products incorporating gp160, the Company must pay to Repligen certain royalties on net sales derived from such products and certain royalties on net sublicensing revenue derived from sales of products incorporating gp160. In addition, the Company is required to pay certain fixed payments and certain royalty payments (based on pre-termination as well as post-termination sales) for a non-transferrable, non-exclusive license from Stanford University which expired on December 2, 1997. This patent related to recombinant DNA processes.

    In the event that the Company does not develop alternate sources of revenues, its obligation to make minimum royalty payments under licenses which require such payments could have a material adverse impact on the Company's results of operations. Failure to make required minimum royalty payments also may result in the loss by the Company of exclusivity under, or termination of, such certain licenses.

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

HIV-1 SCREENING AND SUPPLEMENTAL TESTS

    The Company's HIV-1 screening and supplemental tests is regulated by the FDA Center for Biologics Evaluation and Research. When the test was submitted to the FDA in September 1992, the FDA required a PLA and an establishment licensing application ("ELA") for the Company's Berkeley, California manufacturing facility. In August 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell, in interstate and foreign commerce, the Company's urine-based HIV-1 screening test for use in laboratory settings.

    In December 1998, Calypte acquired the assets relating to the Western Blot product line of Cambridge Biotech Corporation for HIV-1. Both the urine and serum-based HIV-1 Western Blot products have received a product license and an establishment license from the FDA. In March 1999, the licenses were transferred from Cambridge Biotech Corporation to Calypte.

OTC HOME URINE COLLECTION KIT

    Based upon the results of market analyses and partnership opportunities, the Company may choose to proceed with submitting a pre-market approval application ("PMA") to the FDA for approval of the Company's over-the-counter ("OTC") home urine collection kit. On May 14, 1996, Direct Access Diagnostics, a subsidiary of Johnson & Johnson, received FDA clearance for the first OTC home blood collection kit for HIV. In addition, on July 22, 1996, Home Access Health Corp. received FDA clearance for another OTC home blood collection kit for HIV. The Company believes that an OTC urine collection kit for HIV would have advantages compared to an OTC blood collection kit for HIV. During 1997, Direct Access Diagnostics discontinued sales of its OTC kit for HIV.

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

MANUFACTURING FACILITIES

    The FDA requires the Company's products to be manufactured in compliance with GMP regulations. In addition, the Company is subject to certain additional manufacturing regulations imposed by the State of California and the State of Maryland for the Rockville facility where the blots are manufactured. These regulations require that the Company manufacture its products and maintain related documentation for testing and control activities. The Company's facilities and manufacturing processes have been periodically inspected by the State of California and other agencies and remain subject to audit from time to time. The

Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance its manufacturing facilities will satisfy GMP or California and Maryland manufacturing requirements. Enforcement of the GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly enforced. In the event that the FDA determines the Company to be out of compliance with its regulations and to the extent that the Company is unable to convince the FDA of the adequacy of its compliance, the FDA has the power to assert penalties, including injunctions or temporary suspension of shipment until compliance is achieved. In addition, the FDA will not approve an ELA or PMA if the facility is found in noncompliance with GMPs. Such penalties could have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing" section with respect to a Warning Letter received by the Company from the FDA in November, 1998.

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

    PRODUCT LIABILITY AND RECALL RISK; LIMITED INSURANCE COVERAGE. The manufacture and sale of medical diagnostic products subject Calypte to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims which exceed our insurance coverage could have a material adverse effect on us. We maintain a $10,000,000 claims made policy of product liability insurance. However, product liability insurance is expensive. In the future, we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability which we incur in connection with clinical trials or sales of our products.

INTERNATIONAL

    Distribution of the Company's products outside the United States is also subject to regulatory requirements that vary from country to country. In a number of foreign countries, FDA approval is required prior to approval in that country. The export by the Company of certain of its products which have not yet been approved for domestic commercial distribution may be subject to FDA export restrictions. To date, in countries which operate their own agencies for the evaluation and registration of HIV testing kits, the Company has received approval for the sale of its product in Indonesia only. Approval and registration processes are underway in several other countries. Failure to obtain additional regulatory approvals or failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

CALYPTE BIOMEDICAL LABORATORIES

    At this time, the Company does not intend to pursue previous plan to establish a clinical reference laboratory in connection with an OTC home urine collection kit for HIV-1.

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

COMPETITION

    Competition in the IN VITRO diagnostic market is intense and expected to increase. Within the United States, the Company will face competition from a number of well-established manufacturers of blood-based HIV tests, plus at least one system for the detection of HIV antibodies using oral fluid samples. In addition, the Company may face intense competition from competitors with significantly greater financial, marketing and distribution resources than the Company.

    The suppliers of blood-based HIV tests in the United States include Abbott Laboratories ("Abbott"), Organon-Teknika Corporation ("Organon-Teknika"), Sanofi Diagnostic Pasteur ("Sanofi"), Ortho Diagnostics ("Ortho") and Bio-Rad Laboratories. All of these companies have many years of HIV market experience, and they typically offer a number of different testing products. Abbott, Sanofi and Ortho currently sell FDA-licensed blood-based HIV-1/HIV-2 combination tests on the market in the United States, and other companies may be developing HIV-1/HIV-2 products.

    The Company believes that HIV screening tests which permit the use of oral fluid may offer significant competition to the Company's urine-based HIV-1 screening test. The OraSureTM collection device manufactured by Epitope, Inc. ("Epitope") used in conjunction with an HIV-1 EIA manufactured by Organon-Teknika received FDA approval for marketing in the United States in December 1994. In June 1996, Epitope received approval from the FDA for a western blot oral-fluid confirmatory test.

    The Company is not aware of any competitors which have submitted urine-based HIV screening tests to the FDA, but there can be no assurance that such tests will not be submitted in the future for approval by the FDA. The Company is aware of only one other manufacturer, Murex Corporation ("Murex"), now owned by Abbott Laboratories which has publicly announced urine capability for an HIV test. Murex manufactures a number of HIV assays in microtiter format, none of which have been submitted to the FDA for review. One such microtiter assay, "gacelisa," is intended for use on saliva and urine samples but is marketed only outside of the U.S. primarily as a research assay. Murex markets one HIV product in the U.S., the FDA-licensed SUDS rapid test, which is intended for use on serum and plasma only. Although urine capability for this test has been reported in scientific literature, the Company is not aware of any applications for expanded sampling claims for this assay. In addition, the SUDS assay format is not conducive to high-volume testing.

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

EMPLOYEES

    As of December 31, 1998, the Company had 50 full time employees, six of whom were engaged in or directly supported the Company's research and development activities, 30 of whom were in manufacturing, facilities and quality assurance, four of whom were in marketing and sales and 10 of whom were in administration. The Company's employees are not represented by a union or collective bargaining entity. The Company believes its relations with its employees are good.

    William A. Boeger, the CEO and President of the Company, serves as President and board member of Pepgen. In addition, Mr. Boeger and Dr. Howard B. Urnovitz, the Company's Chief Science Officer are both officers of the Chronic Illness Research Foundation, a non-profit organization. Accordingly, although these individuals will devote substantially all of their working hours as they reasonably deem necessary to the business of the Company, these individuals do not devote all of their working hours to the Company's affairs.

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

RISK FACTORS

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES

    The Company leases approximately 20,000 square feet of office, research and manufacturing space in Berkeley, California. The existing lease expires in December 1999, with an option to renew on a monthly basis. The Company also leases approximately 22,000 square feet of office and manufacturing space in Alameda, California. The existing lease expires in November 2003, with an option to renew the lease for one five-year period.

    Calypte also subleases properties in Rockville, Maryland. The sublease of approximately 42,000 square feet of office and manufacturing space expires December 2000, with an option to renew for successive periods of one year. The other sublease of approximately 1,000 square feet of manufacturing space expires March 2000, with no option to renew. The Company believes that existing facilities are adequate to support the Company's activities for the foreseeable future.

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

FISCAL YEAR                                                             QUARTER            HIGH                  LOW
--------------------------------------------------------------------  -----------         -----                 ------
1997................................................................         1st           8  1/2                5  1/4
1997................................................................         2nd           6  3/8                3  1/2
1997................................................................         3rd           7  3/4                3  13/16
1997................................................................         4th           7                     3  1/4
1998................................................................         1st           5  1/4                3  3/4
1998................................................................         2nd           7  3/16               3  13/16
1998................................................................         3rd           4  9/16               1  3/8
1998................................................................         4th           4  7/16                  1/2

    On February 26, 1999, there were 276 holders of record of the Common Stock, and the closing price of the Common Stock was $3 5/32. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

SUBSEQUENT EVENT

    On January 20, 1999, the Company completed a private placement of 3,102,500 shares of Common Stock to institutional investors in a private placement at $1.00 per share. Calypte received net proceeds of approximately $2.8 million after deducting placement agent commissions and additional expenses associated with the private placement. The shares sold in the private placement were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act. The Company filed a Form S-3 Registration Statement effective on January 19, 1999 to register the shares for resale by the accredited investors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Presented below is the selected consolidated financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                                                            YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                              1998       1997        1996        1995       1994
                                                            ---------  ---------  ----------  ----------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales...........................................  $     951  $     376  $      130  $       --  $      --
                                                            ---------  ---------  ----------  ----------  ---------
    Total revenue.........................................        951        376         130          --         --
                                                            ---------  ---------  ----------  ----------  ---------
Operating expenses:
  Product costs...........................................      1,912      2,305       1,085          --         --
  Research and development................................      3,881      3,685       5,751       5,018      3,644
  Purchased in-process research and development...........         --         --          --       2,500         --
  Selling, general and administrative.....................      3,925      2,317       3,333       2,862      1,818
                                                            ---------  ---------  ----------  ----------  ---------
    Total expenses........................................      9,718      8,307      10,169      10,380      5,462
                                                            ---------  ---------  ----------  ----------  ---------
      Loss from operations................................     (8,767)    (7,931)    (10,039)    (10,380)    (5,462)
Interest income (expense), net............................        308        139         (74)         78        (35)
Other income..............................................          1         --          15          12         31
                                                            ---------  ---------  ----------  ----------  ---------
      Loss before income taxes and extraordinary item.....     (8,458)    (7,792)    (10,098)    (10,290)    (5,466)
Income taxes..............................................         (2)        (2)         (2)         (1)        (1)
                                                            ---------  ---------  ----------  ----------  ---------
      Net loss............................................     (8,460)    (7,794)    (10,100)    (10,291)    (5,467)
Less dividend on mandatorily redeemable Series A preferred
  stock...................................................       (120)      (120)       (120)       (120)      (120)
                                                            ---------  ---------  ----------  ----------  ---------
      Net loss attributable to common stockholders........  $  (8,580) $  (7,914) $  (10,220) $  (10,411) $  (5,587)
                                                            ---------  ---------  ----------  ----------  ---------
                                                            ---------  ---------  ----------  ----------  ---------
      Net loss per share attributable to common
        stockholders......................................  $   (0.64) $   (0.72) $    (1.17) $    (1.53) $   (1.11)
                                                            ---------  ---------  ----------  ----------  ---------
                                                            ---------  ---------  ----------  ----------  ---------
      Weighted average shares used to compute net loss per
        share attributable to common stockholders.........     13,432     11,028       8,753       6,792      5,011
                                                            ---------  ---------  ----------  ----------  ---------
                                                            ---------  ---------  ----------  ----------  ---------

                                                                1998       1997       1996       1995       1994
                                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   3,121  $  10,820  $   7,924  $   2,559  $   4,478
Securities available for sale...............................        650         --         --         --         --
Working capital.............................................      4,444      8,917      6,067     (2,402)     3,117
Total assets................................................      9,945     12,950     10,347      5,337      5,965
Long-term portion of capital lease obligations and notes
  payable...................................................         23        282        764        543        196
Mandatorily redeemable Series A preferred stock.............      2,096      1,976      1,856      1,736      1,616
Accumulated deficit.........................................    (56,755)   (48,295)   (40,501)   (30,401)   (20,110)
Total stockholders' equity (deficit)........................      4,631      8,069      5,416     (2,746)     2,659

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Calypte's efforts are primarily focused on selling, developing and obtaining approval for Calypte's urine-based and serum-based diagnostic tests for sexually transmitted diseases. In August 1996, the Company received a product license and an establishment license from the U.S. Food and Drug Administration (FDA) to manufacture and sell Calypte's urine-based HIV-1 screening test for use in professional laboratory settings. In June, 1998, the Company announced that the FDA had licensed the urine HIV-1 Western Blot supplemental test that confirms the presence of antibodies to HIV-1 in urine samples. The new test is used on samples that are repeatedly reactive in our HIV-1 urine antibody screening test. The new test completes the only available FDA-approved urine-based HIV test method. There can be no assurance the Company will have significant revenues from sales of the HIV-1 urine screening assay or the supplemental test.

    In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included the urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T-Lymphotropic Virus (HTLV).

    The Company expects operating losses to continue as the Company continues its marketing and sales activities for its first FDA-approved products and conduct additional research and development for subsequent products. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's urine-based HIV-1 test to laboratories serving the life insurance market. International and other U.S. markets will be addressed utilizing diagnostic product distributors. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

    Product sales for Calypte increased $575,000 to $951,000 for the year ended December 31, 1998 from $376,000 for the year ended December 31, 1997. The increase in product sales was primarily due to higher sales volume of our HIV-1 screening test in anticipation of and after FDA approval of the urine HIV-1 Western Blot test.

    Product costs decreased 17% to $1.9 million for the year ended December 31, 1998 from $2.3 million for the year ended December 31, 1997. Product costs for the year ended December 31, 1997 were higher because a greater quantity of product produced was expensed since it was not retained as saleable inventory. During the year ended December 31, 1998, a greater quantity of product was valued as inventory (raw materials, work-in-process and finished goods) after FDA approval of the supplemental test for Calypte's HIV-1 urine screening test.

    Research and development expenses increased 5% to $3.9 million for the year ended December 31, 1998 from $3.7 million in the corresponding period of the prior year. The increase was principally due to clinical investigations performed for the discordant study (a study of HIV-1 antibodies found in urine when the same person tests negative for HIV-1 antibodies in blood), higher minimum product license fees, research funding made to outside organizations and more personnel hired to complete research and development studies.

    Selling, general and administrative expenses increased $1.6 million or 69% to $3.9 million for the year ended December 31, 1998 from $2.3 million for the year ended December 31, 1997. The increase was primarily related to the increase in the use of consultants related to various projects and increased expenses related to the launch and marketing of our HIV-1 urine screening test and Western Blot supplemental test.

    Interest income, interest expense and other income increased $170,000 to $309,000 for the year ended December 31, 1998 from $139,000 for the year ended December 31, 1997. The increase was primarily due to the interest earned from proceeds of a private placement of common stock in October 1997, the decrease in interest paid for capital leases and interest earned on loans made to officers and employees and Pepgen Corporation.

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

    In October 1996, the Company entered into an equipment lease line of credit for $1.0 million expiring on December 31, 1996. Lease payments under the line of credit are based on the total delivered equipment cost multiplied by a monthly note factor of approximately 3.3% (approximate effective interest rate of

18%). In December 1996, there was a drawdown of $362,000 on this equipment lease line of credit. The equipment lease line of credit expired at the end of 1996.

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

    In January 1999, the Company completed a private placement of 3,102,500 shares of Common Stock to institutional investors in a private placement at $1.00 per share. Calypte received net proceeds of approximately $2.8 million after deducting placement agent commissions and additional expenses associated with the private placement.

    In January 1999, the Company entered into a line of credit agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by Calypte's assets. In January 1999, Calypte drew down $2.0 million on the line of credit.

    Although the Company believes current cash will be sufficient to meet the Company's operating expenses and capital requirements for the next six months, the Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability to raise additional capital in a timely manner.

    There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all. Any failure to raise additional financing will likely place us in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a long-term basis.

OPERATING ACTIVITIES

    For the years ended December 31, 1998 and 1997, the Company's cash used in operations was $7.5 million and $6.6 million, respectively. The cash used in operations was primarily to fund research and development as well as manufacturing expenses related to the urine-based HIV-1 test along with selling, general and administrative expenses of the Company.

    In October 1996, the Company implemented an expense reduction program, including a significant reduction in its workforce. Employee termination costs associated with the expense reduction program were not material.

RISK FACTORS

    You should consider carefully the following risk factors, along with the other information contained or incorporated by reference in this prospectus, in deciding whether to invest in our shares. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-K.

    UNCERTAIN MARKET ACCEPTANCE OF OUR NEW METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES. Our products incorporate a new method of determining the presence of HIV antibodies. There can be no assurance that we will obtain:

    - any significant degree of market acceptance among physicians, patients or health care payors; or

    - recommendations and endorsements by the medical community which are essential for market acceptance of the products.

    We have FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and in July, 1998 we began marketing this product. However, to date this product has only generated limited revenues and not achieved significant market penetration. The failure of our products to obtain market acceptance would have a material adverse effect on us.

    WE HAVE LITTLE EXPERIENCE IN SELLING AND MARKETING OUR HIV-1 URINE-BASED SCREENING TEST. We have little experience marketing and selling our products either directly or through our distributors, since we only began such sales in the second half of 1998. The success of our products depends upon alliances with third-party distributors. There can no assurance that:

    - our direct selling efforts will be effective;

    - our distributors will market successfully our products; or

    - if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

    Any disruption in our distribution, sales or marketing network could have a material adverse effect on us.

    WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE FUTURE. We have incurred losses in each year since our inception. Our net loss for the year ended December 31, 1998 was $8.5 million and our accumulated deficit as of December 31, 1998 was $56.8 million. We expect operating losses to continue as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for subsequent products.

    OUR QUARTERLY RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH WE HAVE LITTLE OR NO CONTROL. The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

    - actions taken by the FDA or foreign regulatory bodies relating to our products;

    - the extent to which our products gain market acceptance;

    - the timing and size of distributor purchases; and

    - introductions by competitors of alternative means for testing for HIV.

    WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING THAT WE WILL NEED IN THE NEXT SIX MONTHS. We believe that we will need to raise more money in the next six months to continue to finance our operations. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

    WE DEPEND UPON THE VIABILITY OF THREE PRODUCTS--OUR HIV-1 URINE-BASED SCREENING TEST AND OUR URINE AND BLOOD BASED SUPPLEMENTAL TESTS. Our HIV-1 urine-base screening test and urine and blood-based supplemental tests are our only products. Accordingly, we may have to cease operations if our tests fail to achieve market acceptance or generate significant revenues.

    OUR PRODUCTS DEPEND UPON RIGHTS TO TECHNOLOGY THAT WE HAVE LICENSED FROM THIRD PARTY PATENT HOLDERS AND THERE CAN BE NO ASSURANCE THAT THE RIGHTS WE HAVE UNDER THESE LICENSING AGREEMENTS ARE SUFFICIENT OR THAT WE CAN ADEQUATELY PROTECT THOSE RIGHTS. We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen, and the Texas A&M University System.

    WE RELY ON SOLE SOURCE SUPPLIERS THAT WE CANNOT QUICKLY REPLACE FOR CERTAIN COMPONENTS CRITICAL TO THE MANUFACTURE OF OUR PRODUCTS. Any delay or interruption in the supply of these components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales.

    WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND LITTLE EXPERIENCE IN MANUFACTURING OUR PRODUCTS IN COMMERCIAL QUANTITIES. We may encounter difficulties in scaling-up production of new products, including problems involving:

    - production yields;

    - quality control and assurance;

    - raw material supply; and

    - shortages of qualified personnel.

    THE SUCCESS OF OUR PLANS TO ENTER INTERNATIONAL MARKETS MAY BE LIMITED OR DISRUPTED DUE TO RISKS RELATED TO INTERNATIONAL TRADE AND MARKETING AND THE CAPABILITIES OF OUR DISTRIBUTORS. We anticipate that international distributor sales will generate a portion of our revenues for the next several years. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. The following risks may limit or disrupt our international sales;

    - the imposition of government controls;

    - export license requirements

    - political instability;

    - trade restrictions;

    - changes in tariffs;

    - difficulties in managing international operations; and

    - fluctuations in foreign currency exchanges rates.

    Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to market successfully our products in foreign markets.

    WE FACE INTENSE COMPETITION IN THE MEDICAL DIAGNOSTIC PRODUCTS MARKET AND RAPID TECHNOLOGICAL ADVANCES BY COMPETITORS. Competition in our diagnostic market is intense and we expect it to increase. Within the United States, our competitors include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours.

    These developments could render our technologies or products obsolete or noncompetitive or otherwise have a material adverse effect on us.

    OUR ABILITY TO MARKET OUR PRODUCTS DEPENDS UPON OBTAINING AND MAINTAINING FDA AND FOREIGN REGULATORY APPROVALS. Numerous governmental authorities in the United States and other countries regulate our products. The FDA regulates our products under federal statutes and regulations related to pre-clinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States.

    If we fail to comply with FDA regulations, or the FDA believes that we are not in compliance with such regulations, the FDA can:

    - detain or seize our products;

    - issue a recall of our products;

    - prohibit marketing and sales of our products; and

    - assess civil and criminal penalties against us, our officers or our employees.

    We also plan to sell our products in certain foreign countries where they may be subject to similar local regulatory requirements. The imposition of any of the sanctions described above could have a material adverse effect on us.

    The regulatory approval process in the United States and other countries is expensive, lengthy and uncertain. We may not obtain necessary regulatory approvals or clearances in a timely manner, if at all. We may lose previously obtained approvals or clearances or fail to comply with regulatory requirements. The occurrence of any of these events would have a material adverse effect on Calypte.

    Before we begin to manufacture our product at the Alameda facility, we must obtain FDA approval for that facility. Delays in receiving the FDA's approval or other difficulties which we encounter in scaling-up our manufacturing capacity to meet demand could have a material adverse effect on us.

    WE HAVE RECEIVED A WARNING LETTER FROM THE FDA REGARDING THE SUFFICIENCY OF OUR MANUFACTURING RECORDS AND PRODUCTION PROCEDURES AND WE MUST SATISFY THE FDA'S CONCERNS IN ORDER TO AVOID REGULATORY ACTION AGAINST US. See "Manufacturing" section with respect to this Warning Letter.

    AS A SMALL MANUFACTURER OF MEDICAL DIAGNOSTIC PRODUCTS, WE ARE EXPOSED TO PRODUCT LIABILITY AND RECALL RISKS FOR WHICH INSURANCE COVERAGE IS EXPENSIVE, LIMITED AND POTENTIALLY INADEQUATE. We manufacture medical diagnostic products which subject us to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims which exceed our insurance coverage could have a material adverse effect on us. We maintain a $10,000,000 claims made policy of product liability insurance. However, product liability insurance is expensive. In the future we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability which we incur in connection with clinical trials or sales of our products.

    OUR CHARTER DOCUMENTS MAY INHIBIT A TAKEOVER. Certain provisions of our Certificate of Incorporation and Bylaws could:

    - discourage potential acquisition proposals;

    - delay or prevent a change in control of Calypte;

    - diminish stockholders' opportunities to participate in tender offers for our common stock, including tender offers at prices above the then current market price; or

    - inhibit increases in the market price of our common stock that could results from takeover attempts.

    WE HAVE ADOPTED A SHAREHOLDER RIGHTS PLAN THAT HAVE CERTAIN ANTI-TAKEOVER EFFECTS. On December 15, 1998, the Board of Directors of Calypte declared a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of Common Stock of the Company. The dividend is payable to the stockholders of record on January 5, 1999 with respect to share of Common Stock issued thereafter until a subsequent "distribution date" defined in a Rights Agreement and, in certain circumstances, with respect to shares of Common Stock issued after the Distribution Date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of December 15, 1998.

    The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer, or merger, which is approved by the Company because the Rights do not become exercisable in the event of a permitted offer or other acquisition exempted by the Board.

    AN INVESTOR'S ABILITY TO TRADE OUR COMMON STOCK MAY BE LIMITED BY TRADING VOLUME. The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not develop.

    WE MAY BE REMOVED FROM THE NASDAQ SMALLCAP MARKET IF WE FAIL TO MEET CERTAIN MAINTENANCE CRITERIA. The Nasdaq Stock Market inquired on one occasion whether we continue to meet the net capital surplus maintenance criterion for trading on the Nasdaq SmallCap Market. We currently meet the capital surplus requirement but our ability to continue to do so will depend on whether we are able to maintain a net capital surplus of at least $1,000,000. The public trading volume of our common stock and the ability of our stockholders to sell their shares could be significantly impaired if we fail to meet the maintenance criteria and are removed from the Nasdaq SmallCap Market. In that case, our common stock would trade on either the OTC bulletin board, a regional exchange or in the pink sheets, which would likely results in an even more limited trading volume.

    THE PRICE OF CALYPTE'S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO EFFECT THE PRICE OF OUR STOCK. Our common stock has traded as low as $0.50 and as high as $4.43 between mid-October 1998 and the end of February 1999. Some of the factors leading to the volatility include:

    - price and volume fluctuations in the stock market at large which do not relate to our operating performance;

    - fluctuations in our operating results;

    - announcements of technological innovations or new products which we or our competitors make;

    - FDA and international regulatory actions;

    - availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;

    - developments with respect to patents or proprietary rights;

    - public concern as to the safety of products that we or others develop;

    - changes in health care policy in the United States or abroad; and

    - changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally.

    CALYPTE AND THE PRICE OF CALYPTE SHARES MAY BE ADVERSELY EFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE. Nearly all outstanding shares of our common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

    OUR RESEARCH AND DEVELOPMENT OF HIV URINE TEST INVOLVES THE CONTROLLED USE OF HAZARDOUS MATERIALS. There can be no assurance that our safety procedures for handling and disposing of hazardous materials such as azide will comply with applicable regulations. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be held liable for damages from such an accident and that liability could have a material adverse effect on us.

    WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL. As a small company with only 50 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us.

    WE HAVE NOT COMPLETED OUR YEAR 2000 COMPLIANCE PROGRAM SO THE POTENTIAL COSTS AND COMPLICATIONS ASSOCIATED WITH YEAR 2000 COMPLIANCE CANNOT BE DETERMINED AT THIS TIME. Calypte has a formal Year 2000 Program focusing on five key readiness areas: 1) hardware; addressing information technology; 2) software; addressing business, research, financial, inventory planning, production control, product distribution and customer support; 3) firmware; addressing built-in microprocessors that control production and non-production equipment; 4) third party suppliers of critical inventory; and 5) third party service providers.

    Calypte established a Year 2000 Task Force earlier this year. The task force is systematically examining each of the five key readiness areas by 1) identifying items with Year 2000 compliance concerns; 2) assessing the risk and impact of noncompliance for each item identified; and 3) correcting non-compliant items and testing the corrections to ensure readiness at both component and system levels. Calypte is in the process of contacting key suppliers to identify any concerns which may arise due to such suppliers' potential non-compliance. The task force will develop contingency plans if it discovers areas where there is a substantial possibility that Year 2000 compliance will not be achieved. Calypte has identified items with Year 2000 compliance concerns in three readiness areas: software, third party suppliers of critical inventory and third party service providers. We expect to complete risk assessment in each area for our California and Maryland facilities by May 1999, and the correction, testing and the development of contingency plans will follow. Until we have completed our risk assessment and developed any necessary contingency plans, we will not be in a position to identify our most reasonably likely worst case Year 2000 scenario. We have presently completed correction and testing in the Hardware readiness area for our California facilities and it is now Year 2000 compliant in California. As of December 31, 1998, we have spent a total of approximately $2,300 on our Year 2000 program and have made limited expenditures related to our Year 2000 program since then.

    We estimate that total Year 2000 costs to upgrade systems for our California and Maryland facilities will range from $24,000 to $35,000 with the majority of costs to be incurred in the next six months. At this time we do not anticipate that Calypte will incur significant operating expenses or be required to invest heavily in computer system improvements because our manufacturing process does not rely heavily on automation and our existing computer hardware has proven to be Year 2000 compliant. However, Calypte is continuing to assess and develop alternatives that will require refinement of its cost estimate over time. There can be no assurance that there will not be a delay in, or increased costs associated with, our Year 2000 compliance program. Therefore, the potential impact of possible complications on Calypte's financial condition and results of operations cannot be determined at this time. If computer systems used by Calypte or its suppliers or the product integrity of products provided to Calypte by suppliers fail or experience significant difficulties related to the Year 2000, Calypte's operations and financial condition could be adversely effected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements are included on pages F-1 through F-28 of this Annual Report on Form 10-K.

    The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 1998 and 1997. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-28 of this Annual Report on Form 10-K.

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

             HISTORICAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FIRST     SECOND      THIRD     FOURTH
YEAR ENDED DECEMBER 31, 1998                                              QUARTER    QUARTER    QUARTER    QUARTER
-----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Total revenues.........................................................  $     241  $     296  $     147  $     267
Operating expenses.....................................................      1,964      2,576      2,799      2,379
Interest income (expense) and other income.............................        117         86         63         43
Income taxes...........................................................         --         (2)        --         --
Dividend on mandatorily redeemable Series A preferred stock............        (30)       (30)       (30)       (30)
                                                                         ---------  ---------  ---------  ---------
Net loss attributable to common stockholders...........................  $  (1,636) $  (2,226) $  (2,619) $  (2,099)
                                                                         ---------  ---------  ---------  ---------
Net loss per share attributable to common stockholders*................  $   (0.12) $   (0.17) $   (0.20) $   (0.16)
                                                                         ---------  ---------  ---------  ---------

                                                                           FIRST     SECOND      THIRD     FOURTH
YEAR ENDED DECEMBER 31, 1997                                              QUARTER    QUARTER    QUARTER    QUARTER
-----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Total revenues.........................................................  $      15  $     117  $      93  $     151
Operating expenses.....................................................      2,285      2,261      1,870      1,891
Interest income (expense) and other income.............................         31         21         (8)        95
Income taxes...........................................................         --         (2)        --         --
Dividend on mandatorily redeemable Series A preferred stock............        (30)       (30)       (30)       (30)
                                                                         ---------  ---------  ---------  ---------
Net loss attributable to common stockholders...........................  $  (2,269) $  (2,155) $  (1,815) $  (1,675)
                                                                         ---------  ---------  ---------  ---------
Net loss per share attributable to common stockholders*................  $   (0.22) $   (0.21) $   (0.17) $   (0.13)
                                                                         ---------  ---------  ---------  ---------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES OF THE
  REGISTRANT

    The following table sets forth certain information with respect to the executive officers, directors, and certain significant employees of the Company as of February 28, 1999:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
William A. Boeger(1).................................          49   President, Chief Executive Officer and Chairman of
                                                                    the Board of Directors
Howard B. Urnovitz, Ph.D.............................          45   Chief Science Officer and Member of the Board of
                                                                    Directors
John J. DiPietro.....................................          40   Chief Operating Officer, Chief Financial Officer,
                                                                    Vice President of Finance and Secretary
Toby Gottfried, Ph.D.................................          61   Director of Research and Development
Richard Van Maanen...................................          40   Director of Marketing, Sales and Business Development
David Collins (1)(2).................................          64   Vice Chairman of the Board of Directors
Paul Freiman.........................................          64   Member of the Board of Directors
Julius R. Krevans, M.D. (2)..........................          74   Member of the Board of Directors
Mark Novitch, M.D. (1)...............................          66   Member of the Board of Directors
Zafar Randawa, Ph.D..................................          51   Member of the Board of Directors

------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

    WILLIAM A. BOEGER has served as the Company's President, Chief Executive Officer and Chairman of the Board since December 1997. From September 1995 until December 1997, he served as the Company's Chairman of the Board. From January 1994 until September 1995, Mr. Boeger served as the Company's Chairman, President and Chief Executive Officer. Mr. Boeger has been a director of the Company since 1991. He is a founder and Managing General Partner of Quest Ventures, a venture capital partnership founded in August 1985. Prior to that he was a General Partner of Continental Capital Ventures, a venture capital partnership. Before entering the venture capital field, he worked at Harvard Medical School and Peter Bent Brigham Hospital and served on the faculty of the Amos Tuck Business School at Dartmouth College. Mr. Boeger also serves as President and board member of Pepgen Corporation, a company in which Calypte has a minority interest. He also serves on the Board of Directors of IRIDEX Corporation and Cell Pathways, Inc. Mr. Boeger received his M.B.A. from Harvard Business School and his B.S. from Williams College.

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

    TOBY GOTTFRIED, PH.D. has served as Director of Research and Development since joining the Company in 1988. From 1983 until 1988 she was a founding Senior Scientist of Carcinex Corporation, a cancer therapeutic company. From 1978 until 1980, Dr. Gottfried was a scientist at the Hepatitis Research Laboratory of the University of California, San Francisco Medical Center. Her post doctoral fellowship from 1980 until 1988 at the University of California, Berkeley, was in the area of monoclonal antibody attachment to toxins for targeting cancer cells. Dr. Gottfried received her Ph.D. in Biochemistry from the University of Pennsylvania and her B.S. from Cornell University.

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

    PAUL FREIMAN has served as a member of the Company's Board of Directors and consultant since December 1997. He has served as the President and Chief Executive Officer of Neurobiological Technologies, Inc since May 1997. In 1994, Mr. Freiman retired from his position as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company. From 1962 until 1994, he held several other positions at Syntex Corporation, including President and Chief Operating Officer. Mr. Freiman is currently serving on the board of Digital Gene Technologies, Inc., a private genomics company, Otsuka America Pharmaceuticals, Inc., Penwest Corp., and several other biotechnology companies. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

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

    MARK NOVITCH, M.D. has served on the Company's Board of Directors since September 1995. Dr. Novitch was a Professor of Health Care Sciences at George Washington University from October 1994 to June 1997. He is presently an Adjunct Professor at George Washington University Medical Center. Since 1993, Dr. Novitch has also been a private consultant in the pharmaceutical industry. From 1985 until 1993, he served in senior executive positions with the Upjohn Company, a medical products company, including Vice Chairman of the Board of Directors, Corporate Executive Vice President, Corporate Senior Vice President for Scientific Administration and Corporate Vice President. Prior to this, for 14 years, Dr. Novitch served with the FDA where from 1983 until 1984 he was Acting Commissioner. For seven years, Dr. Novitch was on the faculty at Harvard Medical School. He is also a member of the Board of Directors of Neurogen Corporation, Guidant Corporation, Kos Pharmaceutical, and Alteon, Inc. Dr. Novitch received his A.B. from Yale University, and his M.D. from the New York Medical College.

    ZAFAR RANDAWA, PH.D. has served on the Company's Board of Directors since December 1996. Dr. Randawa is currently the Director of the New Technology Evaluation Division of Otsuka America Pharmaceutical, Inc. and has served in this capacity since September 1995. From 1989 until September 1995, Dr. Randawa served as a Chief Scientist at Otsuka America Pharmaceutical, Inc. Dr. Randawa received his Ph.D. in Biochemistry at Oregon Health Sciences University, his Master of Science degree in Biochemistry at Karachi University in Karachi, Pakistan, his B.S. in Biochemistry from Karachi University and his B.S. in Chemistry from Panjab University in Lahore, Pakistan.

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

    The Company believes that during fiscal year 1998, all the Reporting Persons complied with all applicable filing requirements subject to the following exceptions: Dr. Krevans had one late filing of report on Form 4 with respect to a stock option exercise.

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

    In December 1997, the Company entered into a consulting agreement with David Collins, a Board member, effective from December 1997 to December 1998. Under the agreement, Mr. Collins received compensation up to $6,000 per month and was granted 50,000 stock options which vest over the period of the agreement. In addition, he shall be granted an additional 50,000 stock options should certain milestones be successfully achieved.

    In December 1997, the Company entered into a consulting agreement with Paul Freiman, a Board member, effective from January 1998 through December 1998. Under the agreement, Mr. Freiman received compensation of $30,000 per year and was granted 50,000 stock options which vest over a 36 month period with the possibility of immediate vesting under certain conditions. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year. The agreement has not been renewed for 1999.

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

    There were 30,000 Common Stock options granted in 1998 under the Director Option Plan.

EXECUTIVE COMPENSATION

    The following table sets forth certain compensation awarded or paid by the Company during the years ended December 31, 1998, 1997 and 1996 to its Chief Executive Officer and each of the other executive officers of the Company who earned at least $100,000 salary and bonus from their employment during fiscal 1998 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                                                   COMPENSATION
                                                                    SECURITIES
                                                                    UNDERLYING
                                                                     OPTIONS          ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR  SALARY ($)    BONUS ($)      GRANTED (1)     COMPENSATION ($)
------------------------------  ----  ----------   ------------   --------------   ----------------
William A. Boeger(2) .........  1998   210,000(3)    74,686(4)       600,000(5)          25,881(6)
  President, Chief Executive    1997    50,000(7)     5,385(8)       195,000(9)          15,470(10)
  Officer And Chairman of the   1996    83,334(11)        0                0             11,560(12)
  Board of Directors

Howard B. Urnovitz ...........  1998   157,846(13)      432          250,000(5)           4,200(14)
  Chief Science Officer         1997    87,692            0          150,000              4,200(14)
                                1996   132,231       61,552(15)            0             85,000(16)

John J. DiPietro(17) .........  1998   144,911          432          300,000(5)          25,496(12)
  Chief Operating Officer,      1997   131,250            0           80,000(9)          36,073(12)
  Chief Financial Officer,      1996   126,346            0           10,000(9)          32,201(12)
  Vice President of Finance
  and Secretary

------------------------

(1) All figures in this column represent options to purchase the Company's common stock.

(2) Mr. Boeger served as the Company's Chairman of the Board of Directors, Chief Executive Officer, and President from January 1994 until May 1995. From May 1995 to September 1995, he served as Chairman of the Board of Directors and Chief Executive Officer. From September 1995 to December 1997, he served as Chairman of the Board of Directors. Since December 1997, Mr Boeger has served as Chairman of the Board of Directors, Chief Executive Officer and President.

(3) $15,000 was paid to Mr. Boeger in 1998 for services rendered by Mr. Boeger in 1997.

(4) Represents $74,290 for non-cash bonus related to forgiveness of a portion of a $70,000 note receivable including interest from Mr. Boeger and a $396 cash bonus.

(5) Option grant was made upon cancellation of certain options previously granted.

(6) Represents $20,406 in living expenses and $5,475 in car allowance, $75 of which relates to a 1997 car allowance.

(7) Represents amounts paid to an affiliate of Quest Ventures, a venture capital partnership of which Mr. Boeger is Managing General Partner.

(8) Represents non-cash bonus related to forgiveness of a portion of a $70,000 note receivable including interest from Mr. Boeger.

(9) These options were cancelled in October of 1998.

(10) Represents $10,595 for living expenses and $4,875 for car allowance.

(11) $12,500 was paid in 1996 to an affiliate of Quest Ventures, a venture capital partnership of which Mr. Boeger is Managing General Partner, for services rendered by Mr. Boeger in 1995. $70,834 was paid to an affiliate of Quest Ventures in 1996 for services rendered by Mr. Boeger in 1996.

(12) Represents living expenses.

(13) $5,846 was paid to Dr. Urnovitz in 1998 for services rendered in 1997.

(14) Represents car allowance.

(15) Represents a one-time bonus to defray the tax liability on the deemed income from the forgiveness of the note receivable from Dr. Urnovitz.

(16) Represents forgiveness of an $85,000 note receivable from Dr. Urnovitz.

(17) Mr. DiPietro joined the Company in October 1995 as Chief Financial Officer and Vice President of Finance. In December 1997, Mr. DiPietro was named Chief Operating Officer, Chief Financial Officer and Vice President of Finance.

    The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1998:

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                                              PERCENT OF                                ANNUAL RATES OF
                                                 NUMBER OF   TOTAL OPTIONS                                   STOCK
                                                SECURITIES    GRANTED TO                               PRICE APPRECIATION
                                                UNDERLYING   EMPLOYEES IN    EXERCISE                 FOR OPTION TERM (3)
                                                  OPTIONS     FISCAL YEAR      PRICE     EXPIRATION   --------------------
NAME                                              GRANTED         (1)       ($/SH) (2)      DATE       5% ($)     10% ($)
----------------------------------------------  -----------  -------------  -----------  -----------  ---------  ---------
William A. Boeger.............................    600,000(4)        31.49%        1.00     10/29/08     377,337    956,245
Howard B. Urnovitz............................    250,000(4)        13.12%        1.00     10/29/08     157,224    398,436
John J. DiPietro..............................     50,000(5)         2.62%        4.06          N/A         N/A        N/A
                                                  300,000(4)        15.75%        1.00     10/29/08     188,668    478,123

------------------------

(1) Based on aggregate of 1,905,108 options granted under the Company's Incentive Stock Plan to employees and directors of, and consultants to, the Company during the year ended December 31, 1998, including the Named Executive Officers.

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

(4) Options granted become exercisable at the rate of 4.17% of the shares subject to the option at November 29, 1998 and at the rate of 4.16% per month thereafter. The options expire ten years from the date of grant, or earlier upon termination of employment. The grant was made upon the officer agreeing to the cancellation of certain stock options previously granted.

(5) These options granted to Mr. DiPietro in 1998 were cancelled in October, 1998.

    The following table sets forth information concerning option exercises for the year ended December 31, 1998, with respect to each of the Named Executive Officers.

                      AGGREGATED OPTION EXERCISES IN 1998
                      AND DECEMBER 31, 1998 OPTION VALUES

                                                             NUMBER OF SECURITIES     VALUE OF UNEXERCISED IN-THE-
                                                           UNDERLYING UNEXERCISABLE     MONEY OPTIONS AT FISCAL
                                  SHARES         VALUE         OPTIONS AT FISCAL              YEAR END ($)
                                ACQUIRED ON    REALIZED          YEAR END (#)         (EXERCISABLE/UNEXERCISABLE)
NAME                           EXERCISE (#)       ($)      (EXERCISABLE/UNEXERCISABLE)             (1)
-----------------------------  -------------  -----------  -------------------------  ----------------------------
William A. Boeger............           --            --          240,000/550,000            545,000/1,031,250
Howard B. Urnovitz...........       30,000       116,250          136,833/229,167             314,562/ 429,688
John J. DiPietro.............           --            --           60,000/275,000             112,500/ 515,625

------------------------

(1) Value realized and value of unexercised in-the-money options is based on a value of $2.875 per share of the Company's Common Stock, the closing price on December 31, 1998 as quoted on the NASDAQ Smallcap Market. Amounts reflect such fair market value minus the exercise price multiplied by the number of shares to be acquired on exercise and do not indicate that the optionee actually sold such stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees of the Company and administers various incentive compensation and benefit plans. The Compensation Committee consists of Dr. Krevans and Mr. Collins.

EMPLOYMENT AGREEMENTS

    In January 1995, the Company entered into an employment agreement with Dr. Howard B. Urnovitz, as the Founder, Director and Chief Science Officer of the Company for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year and has been renewed for the 1999 calendar year. In the event Dr. Urnovitz's employment is terminated by the Company other than for cause, he is entitled to receive his base salary for six months.

    In October 1998, the Company entered into an employment agreement with an William A. Boeger for a term effective immediately through December 31, 1999, which provides for an annual salary of $225,000. In addition, Mr. Boeger was granted 600,000 stock options, which vest over 24 months. Mr. Boeger is also entitled to a monthly car allowance of $450, 25% bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors, temporary housing, and travel between his home and the Company. In the event Mr. Boeger's employment is terminated by the Company other than for cause, he will receive his base salary for twelve months and all stock options that would have vested during the 12 month period following termination shall become vested. Mr. Boeger may not voluntarily terminate his employment until July 1, 1999.

    In October 1998, the Company entered into an employment agreement with John DiPietro for a term effective immediately through December 31, 1999, which provides for an annual salary of $170,000. In addition, Mr. DiPietro was granted 300,000 stock options, which vest over 24 months. Mr. DiPietro is also entitled to a monthly car allowance of $350, 25% bonus under the Company's bonus plan, reimbursement for the cost of a corporate apartment, which expenses shall be increased sufficiently to reimburse for taxes owed on such expenses, and certain change in control provisions. In the event Mr. DiPietro's employment is terminated by the Company other than for cause, he will receive his base salary for twelve months and all stock options that would have vested during the term of this agreement shall become fully vested. Mr. DiPietro may not voluntarily terminate his employment until July 1, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of February 28, 1999 for (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

                                                                                                 SHARES
                                                                                               BENEFICIALLY   % OF
5% STOCKHOLDERS, DIRECTORS AND OFFICERS(1)                                                        OWNED       TOTAL
---------------------------------------------------------------------------------------------  -----------  ---------

H&Q Healthcare Investors
  50 Rowes Wharf-4th Floor
  Boston, MA 02110...........................................................................   1,433,993        8.44%

Otsuka Pharmaceutical Co., Ltd. (2)
  463-10 Kagsuno
  Kawauchi-cho
  Tokoshima Japan............................................................................   1,293,147        7.61%

Zafar Randawa, Ph.D. (2).....................................................................   1,293,147        7.61%

William A. Boeger (3)........................................................................     873,323        4.99%

Howard B. Urnovitz, Ph.D. (4)................................................................     348,700        2.03%

John DiPietro (5)............................................................................     117,348           *

David Collins (6)............................................................................     105,000           *

Mark Novitch, M.D. (7).......................................................................      32,750           *

Paul Freiman (8).............................................................................      27,472           *

Julius Krevans, M.D. (9).....................................................................      20,250           *

All directors and executive officers as a group (8 persons)..................................   2,817,990       15.74%

------------------------

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

(3) Includes 154,276 shares subject to options exercisable within 60 days owned by entities affiliated with Quest Ventures of which Mr. Boeger is a partner. Also includes 340,001 shares subject to options exercisable within 60 days owned by Mr. Boeger.

(4) Includes 178,500 shares subject to warrants exercisable within 60 days.

(5) Includes 110,000 shares subject to options exercisable within 60 days.

(6) Includes 65,000 shares subject to options exercisable within 60 days.

(7) Includes 28,750 shares subject to options exercisable within 60 days.

(8) Includes 27,472 shares subject to options exercisable within 60 days.

(9) Includes 8,750 shares subject to options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1997, in recognition of a Technology Rights Agreement entered into between the Company and Dr. Urnovitz, the Company funded the expenses of the Chronic Illness Research Foundation, a research foundation started by Dr. Urnovitz with which Mr. Boeger is also affiliated. The Company entered into a loan agreement with Dr. Urnovitz to repay such funding to the Company and to limit the funding to a maximum of $165,000. The loan is evidenced by a promissory note and is secured by Dr. Urnovitz's stock options to purchase common stock with a market value of 200% of the outstanding loan balance. The interest on the outstanding principal balance of the loan is a variable rate of the prime rate plus 1%. The principal amount and all accrued interest was originally due on December 1, 1997. On October 13, 1997, the due date was extended to March 1, 1998 and on December 18, 1997, the due date was further extended to December 1, 1998. During 1998, the loan was increased from $90,000 to $440,000 subject to the same terms of the initial loan agreement except for the increase of the funding maximum to $440,000. Also in 1998, the due date was extended to July 1, 1999. The Technology Rights Agreement gives the Company the first right of refusal of an exclusive, worldwide license to practice, make or have made, use, sell, distribute and license to other any invention or discovery made by Dr. Urnovitz in exchange for a one-time cash payment and the payment of royalties.

    The note from Dr. Urnovitz is a full recourse obligation. It is secured by Dr. Urnovitz's employee options in the Company, and requires maintenance of a collateral value of 200% of the loan value. This maintenance covenant was not met at all times during the third and fourth quarter of 1998. However, at all times Calypte had the ability to reach Dr. Urnovitz's personal assets which Calypte believed were adequate to provide for payment of the loan. Calypte has also taken a security interest in additional collateral.

    In January 1998, the Company entered into an agreement with Quest Management Company ("Quest") for management services of William Boeger as the Company's Chairman of the Board. Under the terms of the agreement, the Company will pay Quest $50,000 per year payable in monthly installments. Mr. Boeger is a founder and Managing General Partner of Quest. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year. The agreement was not renewed for 1999.

    In 1997, the Company paid Pepgen, a minority-owned affiliate of the Company $72,000 for an exclusive license to all technology that relates to urine-based diagnostics developed by Pepgen. Mr. Boeger is President of and a board member of Pepgen.

    In January 1998, Calypte loaned Pepgen $250,000 at an interest rate of 10%. The loan is secured by all intellectual property of Pepgen and was due on March 31, 1998. The due date was initially extended to May 15, 1998. During June 1998, the loan was increased to $300,000 under the same terms of the initial loan agreement and subsequent to June 1998, the due date was extended to December 31, 1998. In August 1998, the loan was increased to $383,000 under the same terms of the initial loan agreement. During the third quarter of 1998, the Company loaned Pepgen Corporation an additional $468,000 under the same terms of the initial note and extension, increasing the total amount due from Pepgen to $768,000. The loan was further collateralized by a personal guaranty by the Founder and Chairman of Pepgen and a standby guaranty from Pepgen's President in the event that the guaranty by the Founder and Chairman proves insufficient. During the third quarter of 1998, the due date was extended to July 1, 1999.

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

    3.  Exhibits

 2.1^^^        Asset Purchase Agreement, dated as of November 18, 1998, between Calypte and
               Cambridge.
 3.3*          Bylaws of the Registrant, as currently in effect.
 3.4**         Restated Certificate of Incorporation of Calypte Biomedical Corporation, a
               Delaware corporation, filed July 31, 1996.
 4.1^^^^       Rights Agreement between the Registrant and ChaseMellon Shareholders L.L.C.
               as Rights Agents dated December 15, 1998.
10.1*          Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2*          Incentive Stock Plan.
10.3*          1995 Director Option Plan.
10.4*          1995 Employee Stock Purchase Plan.
10.5*          Lease Agreement between the Registrant and Charles A. Grant and Mark
               Greenberg, dated as of November 30, 1990.
10.6*          Second Lease Extension Agreement between Registrant and Charles A. Grant and
               Mark Greenberg, dated as of May 14, 1991.
10.7*          Lease Extension Agreement between Registrant and Charles A. Grant and Mark
               Greenberg, dated as of February 5, 1992.
10.8*          Lease Extension Agreement between Registrant and Charles A. Grant and Mark
               Greenberg, dated as of April 15, 1993.
10.9*          Standard Form Lease 1255-1275 Harbor Bay Parkway Harbor Bay Business Park
               between Commercial Center Bank and the Registrant, dated as of August 22,
               1992.
10.12*         Employment Agreement between the Registrant and Howard B. Urnovitz, dated as of January 25, 1995.
10.15^*        License Agreement between the Registrant and New York University, dated as of
               August 13, 1993.
10.16*         First Amendment to License Agreement between the Registrant and New York
               University, dated as of January 11, 1995.
10.17*         Second Amendment to License Agreement between the Registrant and New York
               University, dated as of October 15, 1995.
10.18^*        Third Amendment to License Agreement between the Registrant and New York
               University, dated as of January 31, 1996.
10.19^*        Research Agreement between the Registrant and New York University, dated
               August 12, 1993.
10.20^*        First Amendment to Research Agreement between the Registrant and New York
               University, dated as of January 11, 1995.
10.21^*        Sublicense Agreement between the Registrant and Cambridge Biotech
               Corporation, dated as of March 31, 1992.

10.22^*        Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996.
10.23^*        Sub-License Agreement between the Registrant and Cambridge Biotech
               Corporation, dated as of April 12, 1996.
10.24^*        Agreement between the Registrant and Repligen Corporation, dated as of March
               8, 1993.
10.25^*        Non-Exclusive License Agreement between the Registrant and The Texas A&M
               University System, dated as of September 12, 1993.
10.27^*        Distribution Agreement between the Registrant and Otsuka Pharmaceutical Co.,
               Ltd., dated as of August 7, 1994.
10.28^*        Distribution Agreement between the Registrant and Seradyn, Inc., dated as of
               April 10, 1995.
10.29^*        Distribution Agreement between the Registrant and Travenol Laboratories
               (Israel), Ltd., dated as of December 31, 1994.
10.33*         Form of Option Agreement for Stockholders of Pepgen Corporation, dated as of
               October 12, 1995.
10.35*         Equipment Lease Agreement between the Registrant and Phoenix Leasing, dated as of August 20, 1993.
10.36*         Equipment Lease Agreement between the Registrant and Meier Mitchell/GATX, dated as of August 20, 1993.
10.37**        Lease Extension Agreement between the Registrant and Charles A. Grant and
               Mark Greenberg, dated as of February 3, 1997.
10.39**        Equipment Lease Agreement between the Registrant and MMC/GATX, dated
               September 30, 1996.
10.40^**       Joint Venture Agreement between the Registrant and Trinity Biotech plc
10.41***       Second Addendum to Lease between the Registrant and Commercial Center Bank dated as of July 21, 1997.
10.42***       Lease extension agreement between the Registrant and Charles A. Grant and
               Mark Greenberg, dated December 9, 1997.
10.45^^        Lease extension agreement between the Registrant and Charles A. Grant and
               Mark Greenberg, dated April 25, 1998.
10.46          Employment Agreement between the Registrant and William A. Boeger dated as of
               October 28, 1998.
10.47          Employment Agreement between the Registrant and John J. DiPietro dated as of
               October 28, 1998.
10.48          Guaranty made by Chih Ping Liu for the benefit of the Registrant dated
               September 30, 1998.
21.1*          Subsidiaries of the Registrant.
23.1           Consent of KPMG LLP, Independent Auditors.
24.1           Power of Attorney (see page II-1).
27.1           Financial Data Schedule.

------------------------

*          Incorporated by reference from exhibits filed with the Company's Registration
           Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to
           June 25, 1996, July 15, 1996 and July 26, 1996.
^          Confidential treatment has been granted as to certain portions of this exhibit
**         Incorporated by reference from exhibits filed with the Company's Report on Form
           10-K dated March 28, 1997
***        Incorporated by reference from exhibits filed with the Company's Report on Form
           10-K dated March 25, 1998

^^         Incorporated by reference from an exhibit filed with the Company Report on Form
           10-Q dated August 12, 1998
^^^        Incorporated by reference from an exhibit filed with the Company's Report on Form
           8-K dated January 4, 1999
^^^^       Incorporated by reference from an exhibit filed with the Company's Report on Form
           8-K dated December 16, 1998

           (b) Reports on Form 8-K

           The Registrant filed a Report on Form 8-K on December 16, 1998 regarding the adoption by the Board of Directors of a Shareholder Rights Plan.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................        F-2

Consolidated Balance Sheets...........................................................        F-3

Consolidated Statements of Operations.................................................        F-4

Consolidated Statements of Stockholders' Equity (Deficit).............................        F-5

Consolidated Statements of Cash Flows.................................................        F-8

Notes to Consolidated Financial Statements............................................        F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Calypte Biomedical Corporation:

    We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypte Biomedical Corporation and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

San Francisco, California

February 5, 1999

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                        1998       1997
                                                                                      ---------  ---------
                                                  ASSETS

Current assets:
  Cash and cash equivalents.........................................................  $   3,121  $  10,820
  Securities available for sale.....................................................        650         --
  Accounts receivable...............................................................        157        133
  Inventory.........................................................................      1,748        161
  Notes receivable--officers and employees..........................................        498        239
  Note receivable--related party....................................................        768         --
  Prepaid expenses..................................................................        116        111
  Stock subscription receivable.....................................................        450         --
  Other current assets..............................................................        100         39
                                                                                      ---------  ---------
    Total current assets............................................................      7,608     11,503
Property and equipment, net.........................................................      1,783      1,219
Intangibles, net....................................................................        346         --
Other assets........................................................................        208        228
                                                                                      ---------  ---------
                                                                                      $   9,945  $  12,950
                                                                                      ---------  ---------
                                                                                      ---------  ---------

               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................  $   1,147  $     610
  Accrued expenses..................................................................      1,227        912
  Capital lease obligations--current portion........................................        290        479
  Deferred revenue..................................................................        500        585
                                                                                      ---------  ---------
    Total current liabilities.......................................................      3,164      2,586
Deferred rent obligation............................................................         31         37
Capital lease obligations--long-term portion........................................         23        282
                                                                                      ---------  ---------
    Total liabilities...............................................................      3,218      2,905
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 1998 and 1997; 100,000 shares issued and outstanding at
  December 31, 1998 and 1997; aggregate redemption and liquidation value of $1,000
  plus cumulative dividends.........................................................      2,096      1,976
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued
    or outstanding                                                                           --         --
  Common stock, $0.001 par value; 30,000,000 and 20,000,000 shares authorized at
    December 31, 1998 and 1997, respectively; 13,870,453 and 13,198,781 shares
    issued and outstanding as of December 31, 1998 and 1997, respectively...........         14         13
  Common stock subscribed...........................................................          3         --
  Additional paid-in capital........................................................     61,476     56,847
  Deferred compensation.............................................................       (107)      (496)
  Accumulated deficit...............................................................    (56,755)   (48,295)
                                                                                      ---------  ---------
    Total stockholders' equity......................................................      4,631      8,069
                                                                                      ---------  ---------
                                                                                      $   9,945  $  12,950
                                                                                      ---------  ---------
                                                                                      ---------  ---------

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Revenues:
  Product sales..................................................  $     951  $     376  $     130
                                                                   ---------  ---------  ---------
    Total revenue................................................        951        376        130
                                                                   ---------  ---------  ---------
Operating expenses:
  Product costs..................................................      1,912      2,305      1,085
  Research and development.......................................      3,881      3,685      5,751
  Selling, general and administrative............................      3,925      2,317      3,333
                                                                   ---------  ---------  ---------
    Total expenses...............................................      9,718      8,307     10,169
                                                                   ---------  ---------  ---------
      Loss from operations.......................................     (8,767)    (7,931)   (10,039)
Interest income..................................................        424        350        266
Interest expense.................................................       (116)      (211)      (340)
Other income.....................................................          1         --         15
                                                                   ---------  ---------  ---------
      Loss before income taxes...................................     (8,458)    (7,792)   (10,098)
Income taxes.....................................................         (2)        (2)        (2)
                                                                   ---------  ---------  ---------
      Net loss...................................................     (8,460)    (7,794)   (10,100)
Less dividend on mandatorily redeemable Series A preferred
  stock..........................................................       (120)      (120)      (120)
                                                                   ---------  ---------  ---------
Net loss attributable to common stockholders.....................  $  (8,580) $  (7,914) $ (10,220)
                                                                   ---------  ---------  ---------
Net loss per share attributable to common stockholders (basic and
  diluted).......................................................  $   (0.64) $   (0.72) $   (1.17)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Weighted average shares used to compute net loss per share
  attributable to common stockholders (basic and diluted)........     13,432     11,028      8,753
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

            PERIOD FROM DECEMBER 31, 1995 THROUGH DECEMBER 31, 1998

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                          CONVERTIBLE PREFERRED STOCK                                 ADDITIONAL
                                           ----------------------------------------------------------     COMMON        PAID-IN
                                             SERIES B       SERIES C       SERIES D       SERIES E         STOCK        CAPITAL
                                           -------------  -------------  -------------  -------------  -------------  -----------
Balances at December 31, 1995............    $       1      $       2      $       2      $       2      $       1     $  28,013
Exercise of Series E convertible warrants
  for 732,571 shares of Series E
  convertible preferred stock............           --             --             --             --             --         4,924
Cost of issuance of Series E preferred
  stock..................................           --             --             --             --             --          (129)
Exercise of stock options for 13,577
  shares of common stock.................           --             --             --             --             --            11
Issuance of 2,300,000 shares of common
  stock through an Initial Public
  Offering...............................           --             --             --             --              2        13,798
Conversion of Series B, C, D and E
  convertible preferred stock to common
  stock..................................           (1)            (2)            (2)            (2)             7            --
Exercise of underwriters' overallotment
  of 236,259 shares of common stock......           --             --             --             --             --         1,417
Cost of issuance of common stock for
  initial public offering (including
  underwriters' fees)....................           --             --             --             --             --        (1,995)
Exercise of warrants for 7,136 shares of
  common stock...........................           --             --             --             --             --            37
Common stock of 3,643 shares issued under
  the Employee Stock Purchase Plan.......           --             --             --             --             --            15
Dividend requirements of mandatorily
  redeemable Series A preferred stock....           --             --             --             --             --          (120)
Compensation relating to granting of
  stock options..........................           --             --             --             --             --           299
Amortization of deferred compensation....           --             --             --             --             --            --
Net loss.................................           --             --             --             --             --            --
                                                   ---            ---            ---            ---            ---    -----------
Balances at December 31, 1996............    $      --      $      --      $      --      $      --      $      10     $  46,270
                                                   ---            ---            ---            ---            ---    -----------
                                                   ---            ---            ---            ---            ---    -----------

                                                                        TOTAL
                                                                       STOCK-
                                            DEFERRED      ACCUMU-     HOLDERS'
                                             COMPEN-       LATED       EQUITY
                                             SATION       DEFICIT     (DEFICIT)
                                           -----------  -----------  -----------
Balances at December 31, 1995............   $    (366)   $ (30,401)   $  (2,746)
Exercise of Series E convertible warrants
  for 732,571 shares of Series E
  convertible preferred stock............          --           --        4,924
Cost of issuance of Series E preferred
  stock..................................          --           --         (129)
Exercise of stock options for 13,577
  shares of common stock.................          --           --           11
Issuance of 2,300,000 shares of common
  stock through an Initial Public
  Offering...............................          --           --       13,800
Conversion of Series B, C, D and E
  convertible preferred stock to common
  stock..................................          --           --           --
Exercise of underwriters' overallotment
  of 236,259 shares of common stock......          --           --        1,417
Cost of issuance of common stock for
  initial public offering (including
  underwriters' fees)....................          --           --       (1,995)
Exercise of warrants for 7,136 shares of
  common stock...........................          --           --           37
Common stock of 3,643 shares issued under
  the Employee Stock Purchase Plan.......          --           --           15
Dividend requirements of mandatorily
  redeemable Series A preferred stock....          --           --         (120)
Compensation relating to granting of
  stock options..........................        (299)          --           --
Amortization of deferred compensation....         302           --          302
Net loss.................................          --      (10,100)     (10,100)
                                           -----------  -----------  -----------
Balances at December 31, 1996............   $    (363)   $ (40,501)   $   5,416
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

            PERIOD FROM DECEMBER 31, 1995 THROUGH DECEMBER 31, 1998

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                              TOTAL
                                                              ADDITIONAL                                  STOCKHOLDERS'
                                                  COMMON        PAID-IN       DEFERRED      ACCUMULATED       EQUITY
                                                   STOCK        CAPITAL     COMPENSATION      DEFICIT       (DEFICIT)
                                               -------------  -----------  ---------------  ------------  --------------
Balances at December 31, 1996................    $      10     $  46,270      $    (363)     $  (40,501)    $    5,416
Exercise of stock options for 117,437 shares
  of common stock............................           --            60             --              --             60
Net exercise of Series E convertible warrant
  for 12,755 shares of common stock..........           --            --             --              --             --
Issuance of 2,600,999 shares of common stock
  through a Private Placement................            3        11,052             --              --         11,055
Cost of issuance of common stock for Private
  Placement (including underwriters' fees)...           --          (824)            --              --           (824)
Common stock of 8,089 shares issued under the
  Employee Stock Purchase Plan...............           --            37             --              --             37
Dividend requirements of mandatorily
  redeemable Series A preferred stock........           --          (120)            --              --           (120)
Compensation relating to granting of stock
  options....................................           --           407           (407)             --             --
Amortization of deferred compensation........           --            --            239              --            239
Deferred compensation reversed for terminated
  personnel..................................           --           (35)            35              --             --
Net loss.....................................           --            --             --          (7,794)        (7,794)
                                                       ---    -----------         -----     ------------       -------
Balances at December 31, 1997................    $      13     $  56,847      $    (496)     $  (48,295)    $    8,069
                                                       ---    -----------         -----     ------------       -------
                                                       ---    -----------         -----     ------------       -------

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

            PERIOD FROM DECEMBER 31, 1995 THROUGH DECEMBER 31, 1998

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                COMMON      ADDITIONAL
                                                  COMMON         STOCK        PAID-IN       DEFERRED      ACCUMULATED
                                                   STOCK      SUBSCRIBED      CAPITAL     COMPENSATION      DEFICIT
                                                -----------  -------------  -----------  ---------------  ------------
Balances at December 31, 1997.................   $      13     $      --     $  56,847      $    (496)     $  (48,295)
Exercise of stock options for 265,787 shares
  of common stock.............................          --            --           144             --              --
Common stock of 5,885 shares issued under the
  Employee Stock Purchase Plan................          --            --            16             --              --
Issuance of 400,000 shares of common stock for
  purchase of certain assets of Cambridge
  Biotech Corporation.........................           1            --         1,589             --              --
Costs associated with purchase of certain
  assets of Cambridge Biotech Corporation.....          --            --           (71)            --              --
3,102,500 shares of common stock subscribed
  through a Private Placement                           --             3         3,099             --              --
Cost of subscription of common stock for a
  Private Placement...........................          --            --           (30)            --              --
Dividend requirements of mandatorily
  redeemable Series A preferred stock.........          --            --          (120)            --              --
Compensation relating to granting of stock
  options.....................................          --            --            82            (82)             --
Amortization of deferred compensation.........          --            --            --            360              --
Deferred compensation reversed for cancelled
  options.....................................          --            --           (80)            80              --
Compensation relating to acceleration of stock
  option vesting acceleration.................          --            --            --             31              --
Net loss......................................          --            --            --             --          (8,460)
                                                     -----        ------    -----------         -----     ------------
Balances at December 31, 1998.................   $      14     $       3     $  61,476      $    (107)     $  (56,755)
                                                     -----        ------    -----------         -----     ------------
                                                     -----        ------    -----------         -----     ------------

                                                      TOTAL
                                                  STOCKHOLDERS'
                                                EQUITY (DEFICIT)
                                                -----------------
Balances at December 31, 1997.................      $   8,069
Exercise of stock options for 265,787 shares
  of common stock.............................            144
Common stock of 5,885 shares issued under the
  Employee Stock Purchase Plan................             16
Issuance of 400,000 shares of common stock for
  purchase of certain assets of Cambridge
  Biotech Corporation.........................          1,590
Costs associated with purchase of certain
  assets of Cambridge Biotech Corporation.....            (71)
3,102,500 shares of common stock subscribed
  through a Private Placement                           3,102
Cost of subscription of common stock for a
  Private Placement...........................            (30)
Dividend requirements of mandatorily
  redeemable Series A preferred stock.........           (120)
Compensation relating to granting of stock
  options.....................................             --
Amortization of deferred compensation.........            360
Deferred compensation reversed for cancelled
  options.....................................             --
Compensation relating to acceleration of stock
  option vesting acceleration.................             31
Net loss......................................         (8,460)
                                                       ------
Balances at December 31, 1998.................      $   4,631
                                                       ------
                                                       ------

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1998       1997       1996
                                                                           ---------  ---------  ---------
Cash flows from operating activities:
  Net loss...............................................................  $  (8,460) $  (7,794) $ (10,100)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................        536        637        797
    Amortization of deferred compensation................................        391        239        302
    Forgiveness of note receivable from officer..........................         73          5         43
    Changes in operating assets and liabilities:
      Accounts receivable................................................        (24)      (109)       (24)
      Inventory..........................................................       (706)        44       (205)
      Other current assets and prepaid expenses..........................        (66)        20        585
      Other assets.......................................................         20         35       (137)
      Accounts payable, accrued expenses and deferred revenue............        767        294       (385)
      Deferred rent obligation...........................................         (6)       (18)       (33)
                                                                           ---------  ---------  ---------
        Net cash used in operating activities............................     (7,475)    (6,647)    (9,157)
                                                                           ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of equipment, net.............................................       (203)       (95)        29
  Notes receivable from officers and employees...........................       (332)      (244)        --
  Purchase of securities available for sale..............................     (1,873)        --         --
  Sale of securities available for sale..................................      1,223         --         --
  Loan to Pepgen.........................................................       (768)        --         --
                                                                           ---------  ---------  ---------
        Net cash (used in) provided by investing activities..............     (1,953)      (339)        29
                                                                           ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from sale of stock............................................        160     11,152     20,204
  Expenses paid related to sale of stock.................................         --       (824)    (2,124)
  Proceeds from common stock subscribed..................................      2,652         --         --
  Expenses related to subscription of common stock.......................        (30)        --         --
  Purchase of certain assets of Cambridge Biotech Corp...................       (500)        --         --
  Expenses related to purchase of certain assets of Cambridge Biotech
    Corp.................................................................        (71)        --         --
  Principal payments on notes payable....................................         --     (1,000)    (3,258)
  Principal payments on capital lease obligations........................       (482)      (446)      (329)
  Proceeds from notes payable............................................         --      1,000         --
                                                                           ---------  ---------  ---------
        Net cash provided by financing activities........................      1,729      9,882     14,493
                                                                           ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents.....................     (7,699)     2,896      5,365
Cash and cash equivalents at beginning of period.........................     10,820      7,924      2,559
                                                                           ---------  ---------  ---------
Cash and cash equivalents at end of period...............................  $   3,121  $  10,820  $   7,924
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Supplemental disclosure of cash flow activities:
  Cash paid for interest.................................................  $     116  $     211  $     359
  Cash paid for income taxes.............................................          2          2          2
Supplemental disclosure of noncash activities:
  Acquisition of equipment through obligations under capital leases......         34         --        733
  Dividend on mandatorily redeemable Series A preferred stock............        120        120        120
  Deferred compensation attributable to stock grants.....................          2        372        299
  Purchase of certain assets of Cambridge Biotech Corporation............      1,590         --         --

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996

(1)  THE COMPANY

    Calypte Biomedical Corporation (the Company) was incorporated on November 11, 1989. The Company's primary activities are to sell its FDA-approved urine Human Immunodeficiency Virus Type I (HIV-1) enzyme immunoassay (EIA) screening test, its FDA-approved urine and serum HIV-1 Western Blot supplemental tests, perform research and development on new products and obtain FDA approval for its urine-based diagnostic tests. Prior to March 31, 1998, Calypte was considered a development stage enterprise. On June 1, 1998, the Company announced that the FDA licensed the urine HIV-1 Western Blot test that confirms the presence of antibodies to HIV-1 in urine samples. The new test is used on samples that are repeatedly reactive in the Company's HIV-1 urine antibody screening test. The new test completes the only available urine-based HIV-1 test method. Accordingly, the Company ceased being a development stage enterprise.

    In December 1998, Calypte acquired from Cambridge Biotech Corporation certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included the urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T-Lymphotropic Virus (HTLV).

    The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's HIV-1 screening test and potential future products to laboratories serving the life insurance markets. International and other U.S. markets will be addressed utilizing diagnostic product distributors. To date, in countries that have an approval process for diagnostic tests, the Company has received approval for the sale of its product in Indonesia only. Several international approvals are pending, and the Company will work collaboratively with its distributors to obtain regulatory approval in order to market and promote the products in their local markets.

    The Company has incurred net losses of $8.5 million, $7.8 million, and $10.1 million in 1998, 1997, and 1996, respectively. The accumulated deficit at December 31, 1998 was $56.8 million. Although the Company believes current cash will be sufficient to meet the Company's operating expenses and capital requirements for the next six months, the Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability to raise additional capital in a timely manner. Management plans to raise additional capital, however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc., and Calypte Biomedical Company (the Company's predecessor entity). All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company accounts for its interest in Pepgen Corporation (Pepgen) under the equity method (Note 13).

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(2)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash equivalents consist primarily of investments in money market accounts and commercial paper with original maturities of three months or less.

SECURITIES AVAILABLE FOR SALE

    At December 31, 1998, securities available for sale represent high grade commercial paper maturing in less than one year. At December 31, 1998, unrealized gains and losses were insignificant.

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

INTANGIBLES

    Intangibles consists of tradenames and trademarks related to the acquisition of certain assets from Cambridge Biotech Corporation (Note 3), and are carried at cost less accumulated amortization which is calculated on a straight-line basis over five years. Accumulated amortization at December 31, 1998 was $3,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial assets and liabilities have carrying values which approximate their fair values for all periods presented, except for related party financial assets. The carrying amounts of cash and cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest. The fair market values of the notes receivable from officers and employees are not readily determinable due to their related party nature. The carrying amounts of all other financial instruments approximate fair value because of their short-term maturity.

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment to customers and when all requirements related to the shipments have occurred.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(2)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED REVENUE

    Deferred revenue is accrued on payments received from customers in advance of product shipment and will be recognized as revenue upon shipment of the related products or when all obligations related to the revenue are fulfilled.

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

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

    Basic net loss per share attributable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the three years ended December 31, 1998, 1997 and 1996. Options and warrants were excluded from the computation of loss per share as their effect is antidilutive.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(2)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, trade accounts receivable and notes receivable. The Company has investment policies that limit investments to short-term, low-risk investments. Concentration of credit risk with respect to trade accounts receivable are limited due to the fact that the Company sells its products primarily to established distributors and laboratories. Concentrations of credit risk with respect to notes receivable are limited due to the fact that the notes are either fully collateralized or guaranteed.

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

RISKS AND UNCERTAINTIES

    Calypte purchases raw materials and components used in the manufacture of its product from various suppliers and relies on single sources for certain components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company has some single-source components, and any delay or interruption in the supply of these components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company does not have any comprehensive income other than the revenue and expense items included in its consolidated statements of operations. As a result, comprehensive income (loss) equals net income (loss) for the years ended December 31, 1998, 1997 and 1996.

    The Company also adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," in 1998. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. Currently, the Company operates in a single segment. All of the Company's assets are located in the U.S. and approximately 97% of Calypte's revenues arose from sales in the U.S.

(3)  ACQUISITIONS

    On December 17, 1998, the Company acquired the assets relating to the Western Blot product line for certain infectious diseases from Cambridge Biotech Corporation for a total purchase price of $2,090,000. The consideration was $500,000 in cash, 400,000 shares of Calypte common stock, 200,000 warrants of

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(3)  ACQUISITIONS (CONTINUED)
Calypte common stock at $8.00 per share, 200,000 warrants of Calypte common stock at $10.00 per share, and 200,000 warrants of Calypte common stock at $12.00 per share. The warrants expire on December 17, 2001 and were valued at $440,000 using the Black-Scholes option pricing model. In connection with the acquisition, approximately $71,000 of acquisition-related expenses were incurred as of December 31, 1998.

    The acquisition was accounted for using the purchase method of accounting. The allocation of purchase price to the assets acquired has been made using estimated fair values which include values based on management estimates. These estimates may be adjusted to actual amounts; however, any resulting adjustment is not expected to be material. The allocation of the $2,090,000 purchase prices is as follows: inventory $881,000, property & equipment $860,000 and intangibles $349,000.

    Results of operations of the Western Blot product line from Cambridge Biotech Corporation are included in the Consolidated Statement of Operations for December 31, 1998 since the acquisition date. The following unaudited pro forma information has been prepared assuming the Western Blot product line acquisition had taken place on January 1, 1997 (in thousands, except per share data):

                                                                           1997        1998
                                                                        ----------  ----------
Product sales.........................................................  $    3,518  $    4,184
Total expenses........................................................      14,147      14,975
Loss from operations..................................................     (10,629)    (10,791)
Net loss..............................................................  $  (10,492) $  (10,484)
                                                                        ----------  ----------
                                                                        ----------  ----------
Net loss attributable to common stockholders..........................  $  (10,612) $  (10,604)
                                                                        ----------  ----------
                                                                        ----------  ----------
Net loss per share attributable to common stockholders................  $    (0.93) $    (0.77)
                                                                        ----------  ----------
                                                                        ----------  ----------

(4)  INVENTORIES

    Inventories as of December 31, 1998 and 1997 consisted of the following:

                                                                     1998            1997
                                                                 -------------  ---------------
                                                                      (IN       (IN THOUSANDS)
                                                                  THOUSANDS)
Raw materials..................................................    $     300       $      53
Work-in-process................................................        1,134             103
Finished goods.................................................          314               5
                                                                      ------           -----
  Total inventory..............................................    $   1,748       $     161
                                                                      ------           -----
                                                                      ------           -----

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(5)  PROPERTY AND EQUIPMENT

    Property and equipment as of December 31, 1998 and 1997 consisted of the following:

                                                                      1998             1997
                                                                 ---------------  ---------------
                                                                 (IN THOUSANDS)   (IN THOUSANDS)
Computer equipment.............................................     $     452        $     364
Machinery and equipment........................................         2,756            1,975
Furniture and fixtures.........................................           257              238
Leasehold improvements.........................................         1,675            1,466
                                                                       ------           ------
                                                                        5,140            4,043
Accumulated depreciation and amortization......................        (3,357)          (2,824)
                                                                       ------           ------
Property and equipment, net....................................     $   1,783        $   1,219
                                                                       ------           ------
                                                                       ------           ------

    The Company recognized depreciation expense of $533,000, $637,000, and $797,000 for the years ended December 1998, 1997, and 1996, respectively.

(6)  ACCRUED EXPENSES

    Accrued expenses as of December 31, 1998 and 1997 consisted of the following:

                                                                     1998            1997
                                                                 -------------  ---------------
                                                                      (IN       (IN THOUSANDS)
                                                                  THOUSANDS)
Accrued royalty payments.......................................    $     521       $     290
Accrued bonus..................................................          188             200
Other..........................................................          518             422
                                                                      ------           -----
  Total accrued expenses.......................................    $   1,227       $     912
                                                                      ------           -----
                                                                      ------           -----

(7)  LINE OF CREDIT

    In January 1999, the Company entered into a line of credit agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by Calypte's assets. In January 1999, Calypte drew down $2.0 million on the line of credit.

(8)  LEASE COMMITMENTS

CAPITAL LEASES

    To date, the Company has obtained three equipment lease lines of credit which aggregated $3.3 million and were collateralized by the related equipment acquired with the borrowings. The Company's ability to draw additional funds on these lease lines of credit has expired. Lease payments under the lines of credit are based on the total delivered equipment cost multiplied by a monthly rate factor of approximately 3.3%-3.5% (approximate effective interest rate of 18% per annum).

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(8)  LEASE COMMITMENTS (CONTINUED)
    During 1993, the Company issued stock warrants for the purchase of 35,155 shares of the Company's common stock at exercise prices ranging from $5.00 to $7.50 per share as partial consideration for obtaining two lease lines of credit. These warrants expire in 2003.

    Equipment acquired under the lease lines of credit and included in property and equipment as of December 31, 1998 and 1997 consisted of the following:

                                                                     1998           1997
                                                                 -------------  -------------
                                                                      (IN            (IN
                                                                  THOUSANDS)     THOUSANDS)
Machinery and equipment........................................    $   1,632      $   1,598
Other..........................................................          105            105
                                                                      ------         ------
                                                                       1,737          1,703
Accumulated depreciation and amortization......................       (1,353)        (1,000)
                                                                      ------         ------
                                                                   $     384      $     703
                                                                      ------         ------
                                                                      ------         ------

    Future minimum lease payments under capital leases as of December 31, 1998 were:

YEAR ENDED DECEMBER 31,                                                          (IN THOUSANDS)
-------------------------------------------------------------------------------  ---------------
1999...........................................................................     $     322
2000...........................................................................            13
2001...........................................................................            14
                                                                                        -----
                                                                                          349
Amount representing interest...................................................           (36)
                                                                                        -----
Present value of capital lease obligations.....................................           313
Current portion of capital lease obligations...................................          (290)
                                                                                        -----
Capital lease obligations--long-term portion...................................     $      23
                                                                                        -----
                                                                                        -----

OPERATING LEASES

    The Company leases office and manufacturing space in Berkeley and Alameda, California, under two noncancelable operating leases. Under the Alameda lease agreement, the Company is required to provide a security deposit in the form of a letter of credit in the amount of $50,000, secured by a $50,000 certificate of deposit which is included in other assets in the accompanying consolidated balance sheets. The Company also leases space in Rockville, Maryland under two operating subleases. Total rent expense under these leases was $581,000, $541,000, and $517,000 for the years ended December 1998, 1997, and 1996,

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(8)  LEASE COMMITMENTS (CONTINUED)
respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 1998 were:

                                                                                      (IN
YEAR ENDED DECEMBER 31,                                                           THOUSANDS)
-------------------------------------------------------------------------------  -------------
  1999.........................................................................    $     973
  2000.........................................................................          813
  2001.........................................................................          367
  2002.........................................................................          366
  2003.........................................................................          320
  Thereafter...................................................................           --
                                                                                      ------
  Total........................................................................    $   2,839
                                                                                      ------
                                                                                      ------

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

    Holders of mandatorily redeemable Series A preferred stock shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through December 31, 1998, cumulative preferred dividends totaling $1,096,000 have been charged to stockholders' equity to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

    In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon reincorporation of the Company in Delaware in July 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 1998 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(10)  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

    During 1996, the Company completed an IPO of 2,536,259 shares of its common stock at $6.00 per share. The Company received proceeds of $13.2 million after deducting underwriters' discounts and commissions and additional expenses associated with the IPO.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(10)  STOCKHOLDERS' EQUITY (CONTINUED)
    On August 8, 1996, the underwriters exercised an over-allotment option to purchase an additional 236,259 shares of the Company's common stock at $6.00 per share. Proceeds of approximately $1,318,000 after deducting underwriters' discounts and commissions were received on August 13, 1996.

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

    On January 20, 1999, Calypte completed an additional private placement of 3,102,500 shares of its common stock at $1.00 per share. The Company received proceeds of approximately $2.8 million after deducting placement agent commissions and additional expenses associated with the private placement.

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

    On December 15, 1998, the Board of Directors of Calypte declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $.001 of the Company. The dividend is payable to the stockholders of record on January 5, 1999 with respect to share of Common Stock issued thereafter until the Distribution Date (as defined in a Rights Agreement) and, in certain circumstances, with respect to shares of Common Stock issued after the Distribution Date. Except as set for in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series RP Preferred Stock of the Company, $.001 par value per share, at a price of $15 per one one-thousandth (1/1000th) of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of December 15, 1998.

    The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer or merger approved by the Company because the Rights do not become exercisable in the event of a permitted offer or other acquisition exempted by the Board.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(11)  INCENTIVE STOCK AND STOCK OPTIONS PLANS

    In April 1991, the Company's Board of Directors approved the adoption of the Company's Incentive Stock Plan (the Stock Plan). A total of 3,740,992 shares of common stock have been reserved for issuance under the Stock Plan.

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

    Deferred compensation is recorded to recognize compensation cost related to options granted below fair market value or options granted to consultants after January 1, 1996. For the years ended December 31, 1998, 1997 and 1996, the Company has recorded deferred compensation of $82,000, $407,000 and $299,000, respectively, for certain of the Company's common stock options granted under the Stock Plan. This amount is being amortized over the relevant period of benefits. For the years ended December 31, 1998, 1997 and 1996, $391,000, $239,000 and $302,000, respectively, were amortized.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(11)  INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
    The following table summarizes activity under the Stock Plan:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                     OPTIONS    EXERCISE PRICE
                                                                    ----------  ---------------
Outstanding as of December 31, 1995...............................   1,285,414          0.54
  Granted.........................................................     110,700          4.91
  Exercised.......................................................     (13,577)         0.78
  Canceled........................................................      (7,072)         0.93
                                                                    ----------         -----
Outstanding as of December 31, 1996...............................   1,375,465          0.88
  Granted.........................................................     699,599          4.05
  Exercised.......................................................    (117,437)         0.51
  Canceled........................................................    (128,051)         0.63
                                                                    ----------         -----
Outstanding as of December 31, 1997...............................   1,829,576          2.13
  Granted.........................................................   1,905,108          1.18
  Exercised.......................................................    (265,787)         0.54
  Canceled........................................................    (910,891)         3.51
                                                                    ----------         -----
Outstanding as of December 31, 1998...............................   2,558,006     $    1.09
                                                                    ----------         -----
Exercisable as of December 31, 1996...............................     841,478     $    0.63
                                                                    ----------         -----
                                                                    ----------         -----
Exercisable as of December 31, 1997...............................   1,019,933     $    1.39
                                                                    ----------         -----
                                                                    ----------         -----
Exercisable as of December 31, 1998...............................     783,453     $    1.09
                                                                    ----------         -----
                                                                    ----------         -----

    As of December 31, 1998, 659,781 shares of common stock were available for grant under the Stock Plan. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $0.92, $3.36 and $5.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998--expected dividend yield 0.0%, risk free interest rate of 4.5%, volatility of 80%, and an expected life of 8 years; 1997--expected dividend yield 0.0%, risk free interest rate of 6.0%, volatility of 80%, and an expected life of 9 years; 1996--expected dividend yield 0.0%, risk free interest rate of 6.2%, volatility of 50%, and an expected life of 7 years.

    The following table summarizes information about stock options outstanding under the Stock Plan at December 31, 1998:

                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                   -------------------------------------------  --------------------------
                                                                   WEIGHTED-                   WEIGHTED-
                                     NUMBER      WEIGHTED-AVG         AVG         NUMBER          AVG
                                   OUTSTANDING  REMAINING YEARS    EXERCISE     EXERCISABLE    EXERCISE
RANGE OF EXERCISE PRICES           AT 12/31/98   TO EXPIRATION       PRICE      AT 12/31/98      PRICE
---------------------------------  -----------  ---------------  -------------  -----------  -------------
$0.50............................     547,576           1.95       $    0.50       531,877     $    0.50
$1.00............................   1,868,680           9.59       $    1.00       158,994     $    1.00
$4.00--$5.00.....................     126,750           8.89       $    4.21        77,582     $    4.14
$7.00............................      15,000           7.97       $    7.00        15,000     $    7.00
                                   -----------                                  -----------
$0.50--$7.00.....................   2,558,006           7.91       $    1.09       783,453     $    1.09
                                   -----------                                  -----------
                                   -----------                                  -----------

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(11)  INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
1995 DIRECTOR OPTION PLAN

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(11)  INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)

    The Company has not recorded any deferred compensation for the Company's common stock options granted under the Director Option Plan.

    The following table summarizes activity under the Director Option Plan:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                       OPTIONS   EXERCISE PRICE
                                                                      ---------  ---------------
Outstanding as of December 31, 1995.................................         --     $      --
  Granted...........................................................     40,000          7.00
  Exercised.........................................................         --            --
  Canceled..........................................................         --            --
                                                                      ---------         -----
Outstanding as of December 31, 1996.................................     40,000          7.00
  Granted...........................................................     21,000          4.72
  Exercised.........................................................         --            --
  Canceled..........................................................    (24,000)         7.00
                                                                      ---------         -----
Outstanding as of December 31, 1997.................................     37,000          5.71
  Granted...........................................................     30,000          2.72
  Exercised.........................................................         --            --
  Canceled..........................................................         --            --
                                                                      ---------         -----
Outstanding as of December 31, 1998.................................     67,000          4.37
                                                                      ---------         -----
                                                                      ---------         -----
Exercisable as of December 31, 1996.................................         --     $      --
                                                                      ---------         -----
                                                                      ---------         -----
Exercisable as of December 31, 1997.................................      6,250     $    6.53
                                                                      ---------         -----
                                                                      ---------         -----
Exercisable as of December 31, 1998.................................     26,000     $    5.13
                                                                      ---------         -----
                                                                      ---------         -----

    As of December 31, 1998, 133,000 shares of common stock were available for grant under the Director Option Plan. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 were $2.72, $4.01 and $3.91 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1998--expected dividend yield 0.0%, risk free interest rate 5.0%, volatility of 80%, and expected life of 10 years; 1997--expected dividend yield 0.0%, risk free interest rate 5.9%, volatility of 80%, and an expected life of 10 years; 1996--expected dividend yield 0.0%, risk free interest rate of 6.2%, volatility of 50%, and an expected life of 6 years.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(11)  INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding under the Director Option Plan at December 31, 1998:

                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                   -------------------------------------------  --------------------------
                                     NUMBER      WEIGHTED-AVG    WEIGHTED-AVG     NUMBER     WEIGHTED-AVG
                                   OUTSTANDING  REMAINING YEARS    EXERCISE     EXERCISABLE    EXERCISE
RANGE OF EXERCISE PRICES           AT 12/31/98   TO EXPIRATION       PRICE      AT 12/31/98      PRICE
---------------------------------  -----------  ---------------  -------------  -----------  -------------
$1.38............................      15,000           9.82       $    1.38         3,750     $    1.38
$4.00--$7.00.....................      52,000           8.78       $    5.23        22,250     $    5.77
                                   -----------                                  -----------
$1.38--$7.00.....................      67,000           9.01       $    4.37        26,000     $    5.13
                                   -----------                                  -----------
                                   -----------                                  -----------

1995 EMPLOYEE STOCK PURCHASE PLAN

    In December 1995, the Company's Board of Directors approved the Company's Employee Stock Purchase Plan (the Purchase Plan) subject to the closing of the Company's IPO of its common stock. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code (the Code). The Company has reserved 300,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Except for the first offering period, each offering period will last for twenty-four months; stock purchases take place every 6 months (April 30 and October 31 of each year). The first period commenced on the first day of trading, July 26, 1996. Any employee who is customarily employed for at least 20 hours per week and more than five months per calendar year, who has been employed for at least three consecutive months on or before the commencement date of an offering period is eligible to participate in the Purchase Plan. As of December 31, 1998, 1997 and 1996, 17,617, 11,732 and 3,643 shares, respectively, had been purchased under the Purchase Plan.

    Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights. No purchase rights were granted in 1997. The per share weighted-average fair value of those purchase rights granted in 1998 and 1996 were $3.04 and $2.50, respectively on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
1998--expected dividend yield 0.0%, risk free interest rate of 5.6%, volatility of 80%, and an expected life of 2 years; 1996--expected dividend yield 0.0%, risk free interest rate of 5.5%, volatility of 50%, and an expected life of 1.25 years.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(11)  INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
PRO FORMA DISCLOSURE

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                                         1998           1997           1996
                                                                          (IN            (IN            (IN
                                                                      THOUSANDS)     THOUSANDS)     THOUSANDS)
                                                                     -------------  -------------  -------------
Net loss attributable to common stockholders
  As reported......................................................    $  (8,580)     $  (7,914)    $   (10,220)
  Pro forma........................................................       (9,718)        (8,851)        (10,297)
Net loss per share attributable to common stockholders
  As reported......................................................    $   (0.64)     $   (0.72)    $     (1.17)
  Pro forma........................................................        (0.72)         (0.80)          (1.18)

    Pro forma net loss reflects only options granted since 1995 as well as purchase rights granted in 1998 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

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

(13)  INVESTMENT IN PEPGEN CORPORATION

    During 1995, the Company purchased a 49% equity interest in Pepgen for $1.0 million paid at closing, $1.0 million payable to Pepgen pursuant to a promissory note and options to purchase the Company's common stock valued at $500,000. The options were granted to Pepgen's stockholders for the purchase of an aggregate of 475,000 shares of the Company's common stock at a price of $7.50 per share, of which 100,000 of such shares were immediately exercisable upon signing of the agreement and the remaining 375,000 shares become exercisable upon attainment of certain milestones. The Company valued the options utilizing the Black-Scholes option-pricing model which considered the terms of the options, other market assumptions consistent with those as determined by an independent valuation appraiser, a volatility index for the biotechnology industry and certain other factors related to the probability and timing of attaining related milestones. The options expire at the earlier of September 2005 or three years after

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(13) INVESTMENT IN PEPGEN CORPORATION (CONTINUED) becoming exercisable. In addition, Calypte has the right of first negotiation to purchase the remaining portion of Pepgen at fair market value, and the Company is entitled to elect two of the seven Board members of Pepgen. The Company paid the $1.0 million promissory note during 1996. The Company may, but has no obligation to, provide additional funding to Pepgen.

    During 1996, the Company entered into an agreement with Pepgen to pay $72,000 for an exclusive license to all technology that relates to urine-based diagnostics developed by Pepgen. This agreement was renewed in 1997 for $60,000. The Company did not renew this license in 1998.

    During 1998, the Company loaned Pepgen $768,000 at an interest rate of 10%. The loan is secured by all intellectual property of Pepgen as well as a personal guaranty from Pepgen's Founder and Chairman and a standby guaranty from Pepgen's President in the event that the guaranty by the Founder and Chairman proves insufficient. The entire loan plus interest is due July 1, 1999.

    Subsequent to 1996, Pepgen raised additional capital from third parties. As a result, the Company's equity interest in Pepgen is less than the original 49%.

(14)  INCOME TAXES

    The provision for income taxes for all periods presented in the accompanying consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                             DECEMBER 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
                                                            (IN THOUSANDS)
Computed "expected" tax expense...................  $  (2,876) $  (2,649) $  (3,413)
Meals and entertainment expenses, and officer's
  life insurance not deductible for income
  taxes...........................................          8          5          8
Research expenses.................................         32         50         32
State tax expense.................................          1          1          1
Losses and credits for which no benefits have been
  recognized......................................      2,885      2,595      3,466
Change in the beginning of year valuation
  allowance due to change in state tax rate.......         --         --        (38)
Stock option compensation.........................        (48)        --         --
Other.............................................         --         --        (54)
                                                    ---------  ---------  ---------
                                                    $       2  $       2  $       2
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(14)  INCOME TAXES (CONTINUED)
    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Employee benefit reserves, including accrued vacation
    and bonuses...........................................  $     128  $      88
  Start-up and other capitalization.......................        547        390
  Fixed assets, due to differences in depreciation........        424        372
  Deferred rent and revenue...............................        211        214
  Net operating loss carryover............................     17,505     15,611
  Research and development credit.........................      1,164      1,034
  Purchased research and development......................         --        772
  Other operating reserves................................        146        275
  Other...................................................        164        162
                                                            ---------  ---------
    Total gross deferred tax assets.......................     20,289     18,918
Valuation allowance.......................................    (20,289)   (18,918)
                                                            ---------  ---------
  Net deferred tax asset..................................  $      --  $      --
                                                            ---------  ---------
                                                            ---------  ---------

    The net change in the valuation allowance for the years ended December 1998, 1997 and 1996 was an increase of $1,371,000, $3,906,000, and $3,785,000, respectively. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $157,000 of deferred tax assets will be creditable to paid-in capital.

    As of December 31, 1998, the Company had federal tax net operating loss carryforwards of approximately $49,072,000, which will expire in the years 2004 through 2018. The Company also has federal research and development credit carryforwards as of December 31, 1998 of approximately $889,000, which will expire in the years 2005 through 2018.

    State tax net operating loss carryforwards were approximately $14,063,000 and state research and development credit carryforwards were $411,000 as of December 31, 1998. The state net operating loss carryforwards will expire in the years 1999 through 2003 and the state research and development credits will carryforward indefinitely.

    The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code.

(15)  ROYALTY, LICENSE, AND RESEARCH AGREEMENTS

ROYALTY AND LICENSE AGREEMENTS

    The Company has entered into an agreement that provides for royalty payments to former related parties based on sales of certain products conceived by the former related parties prior to March 30, 1989.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(15)  ROYALTY, LICENSE, AND RESEARCH AGREEMENTS (CONTINUED)
    The Company has entered into arrangements with various organizations to receive the right to utilize certain patents and proprietary rights under licensing agreements in exchange for the Company making certain royalty payments based on sales of certain products and services. The royalty obligations are based on a percentage of net sales of licensed products and include minimum annual royalty payments under some agreements.

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

(16)  DISTRIBUTION AGREEMENTS

ALEXON-TREND

    In August 1998, Seradyn, a former subsidiary of Mitsubishi Chemical Corporation was acquired by Alexon-Trend, a subsidiary of Sybron Laboratory Products Corporation. In April 1995, the Company entered into an agreement with Seradyn under which Seradyn was granted exclusive distribution rights for the HIV-1 test under the trade name "Seradyn Sentinel" for all non-Calypte accounts in the United States, and all customers in Europe, Latin America, Africa and the Middle East (excluding Israel). The agreement provides for certain minimum purchases by Seradyn. If such minimum purchases are not met, the Company has the right to terminate the agreement or render Seradyn's rights non-exclusive for the region in which the minimum purchases were not met, provided that Seradyn will be guaranteed the prices given to Calypte's most favored customers in the territory. The initial term of the agreement extended through December 1998. Seradyn has the right to extend the agreement for successive two-year terms provided it has met minimum sales requirements. Seradyn has agreed to assist the Company in obtaining regulatory approvals in its distribution territory at the Company's expense. The agreement also grants Seradyn a right of first refusal on distribution rights for certain new products which may be developed during the term of the agreement. The Company is currently is discussions with Alexon-Trend regarding extension of the agreement.

OTSUKA PHARMACEUTICAL CO., LTD.

    Otsuka is a Japanese integrated health care and consumer products conglomerate. In August 1994, the Company entered into a distribution agreement with Otsuka, which gave Otsuka exclusive distribution rights for the urine-based HIV-1 test and to use the trademark "Calypte" to market the test in 22 Asian countries, Australia and New Zealand. To maintain exclusivity, the agreement requires that Otsuka purchase certain annual minimums, which increase each year, and total 70 million tests over ten years. Otsuka has agreed to use its best efforts to obtain regulatory approvals for the product in its territory. The agreement is for a term of ten years, and is terminable without cause by Otsuka upon 120 days notice. If the Company is unable to meet Otsuka's manufacturing requirements, Otsuka has a right to manufacture tests itself. The agreement also grants Otsuka the right of first refusal to distribute certain new products which may be developed during the term of the agreement. In December 1998, Otsuka and Calypte

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(16)  DISTRIBUTION AGREEMENTS (CONTINUED)
entered into a letter of intent purusant to which Otsuka would withdraw as distributor of the Company's product in all countries except Japan.

TEVA MEDICAL LTD (FORMERLY TRAVENOL LABORATORIES LTD.)

    In December 1994 the Company entered into an agreement with TEVA Medical Ltd. ("TEVA"),. The agreement gives TEVA exclusive rights to distribute the HIV-1 test and to use the trademark "Calypte" within Israel. Under the agreement, TEVA will undertake registration of the product in Israel with the Company paying regulatory fees. The term of the agreement is perpetual unless terminated earlier for specified causes. No minimum purchase levels are required.

(17)  CONSULTING AND EMPLOYEE AGREEMENTS

    In January 1995, the Company entered into an employment agreement with an officer for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year. The agreement is automatically renewable each year subject to three months notice prior to the end of the calendar year and has been renewed for the 1999 calendar year. In the event the officer's employment is terminated by the Company other than for cause, the officer is entitled to receive his base salary for six months.

    In October 1998, the Company entered into an employment agreement with an officer for a term effective immediately through December 31, 1999, which provides for an annual salary of $225,000. In addition, the officer was granted 600,000 stock options, which vest over 24 months. The officer is also entitled to a monthly car allowance of $450, 25% bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors, temporary housing, and travel between his home and the Company. In the event the officer's employment is terminated by the Company other than for cause, the officer will receive his base salary for twelve months and all stock options that would have vested during the 12 month period following termination shall become vested. The officer may not voluntarily terminate his employment until July 1, 1999.

    In October 1998, the Company entered into an employment agreement with an officer for a term effective immediately through December 31, 1999, which provides for an annual salary of $170,000. In addition, the officer was granted 300,000 stock options, which vest over 24 months. The officer is also entitled to a monthly car allowance of $350, 25% bonus under the Company's bonus plan, reimbursement for the cost of a corporate apartment, which expenses shall be increased sufficiently to reimburse for taxes owed on such expenses, and certain change in control provisions. In the event the officer's employment is terminated by the Company other than for cause, the officer will receive his base salary for twelve months and all stock options that would have vested during the term of this agreement shall become fully vested. The officer may not voluntarily terminate his employment until July 1, 1999.

    In December 1997, the Company entered into a consulting agreement with a Board member effective from December 1997 to December 1998. Under the agreement, the consultant received compensation of $6,000 per month and was granted 50,000 stock options which vested over the period of the agreement. In addition, the consultant shall be granted an additional 50,000 stock options should certain milestones be successfully achieved. The 50,000 options granted were valued at $170,000 using the Black-Scholes option pricing model and recognized as compensation expense over the period of the agreement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(17)  CONSULTING AND EMPLOYEE AGREEMENTS (CONTINUED)
    In December 1997, the Company entered into a consulting agreement with a Board member effective from January 1998 through December 1998. Under the agreement, the consultant received compensation of $30,000 per year and was granted 50,000 stock options which vest over a 36 month period with the possibility of immediate vesting under certain conditions. The agreement is automatically renewable each year subject to three months notice prior to the end of each calendar year. The agreement has not been renewed for 1999. The 50,000 options granted were valued at $170,000 using the Black-Scholes option pricing model and is being recognized as compensation expense over the vesting period.

    The Company has entered into other employee and consulting agreements with varying terms, in the ordinary course of business.

(18)  RELATED PARTIES

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

    During 1997, in recognition of a Technology Rights Agreement entered into between the Company and an officer, the Company funded the expenses of a research foundation started by the officer. The officer entered into a loan agreement with the Company to repay such funding to the Company and to limit the funding to a maximum of $165,000. The loan is evidenced by a promissory note and is secured by the officer's stock options to purchase common stock with a market value of 200% of the outstanding loan balance. The interest on the outstanding principal balance of the loan is a variable rate of the prime rate plus 1%. The principal amount and all accrued interest was originally due on December 1, 1997. On October 13, 1997, the due date was extended to March 1, 1998 and on December 18, 1997, the due date was further extended to December 1, 1998. During 1998, the loan was increased from $90,000 to $440,000 subject to the same terms of the initial loan agreement except for the increase of the funding maximum to $440,000. Also in 1998, the due date was extended to July 1, 1999. The Technology Rights Agreement gives the Company the first right of refusal of an exclusive, worldwide license to practice, make or have made, use, sell, distribute and license to other any invention or discovery made by the officer in exchange for a one-time cash payment and the payment of royalties.

    The note from the officer is a full recourse obligation. It is secured by the officer's employee options in the Company, and requires maintenance of a collateral value of 200% of the loan value. This maintenance covenant was not met at all times during the third and fourth quarter of 1998. However, at all times Calypte had the ability to reach the officer's personal assets which Calypte believed were adequate to provide for payment of the loan. Calypte has also taken a security interest in additional collateral.

    In January 1998, the Company entered into an agreement with a venture capital firm, of which the Chairman of the Board of Directors, President and CEO of the Company is a general partner, for the services of the Chairman of the Board. The venture capital firm is also a stockholder of the Company. Under the terms of the agreement, the Company will pay such venture capital firm $50,000 per year payable in monthly installments. The agreement was not renewed for 1999.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1998, 1997, AND 1996

(19)  COMMITMENTS AND CONTINGENCIES

    On November 19, 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facility in Berkeley, California. On December 11, 1998, the Company responded in writing to each of the alleged deficiencies cited in the Warning Letter. Subsequently, the Company received a letter from the FDA in which the FDA requested further responses from the Company with regard to certain of such alleged deficiencies. The Company is in the process of responding to such letter. If the FDA is not satisfied with the Company's responses and corrective actions, it could take regulatory actions against the Company including license suspension, revocation, or denial, seizure of products or injunction, or civil penalties or criminal sanctions. Any such FDA action would have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA as to such Warning Letter could adversely affect the Company's pending FDA license application for the Alameda facility.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                CALYPTE BIOMEDICAL CORPORATION
                                (Registrant)

Date: March 25, 1999            By:            /s/ WILLIAM A. BOEGER
                                     -----------------------------------------
                                                 William A. Boeger
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                         CHAIRMAN OF THE BOARD OF DIRECTORS

                                and

                                By:             /s/ JOHN J. DIPIETRO
                                     -----------------------------------------
                                                  John J. DiPietro
                                           CHIEF OPERATING OFFICER, VICE
                                        PRESIDENT--FINANCE, CHIEF FINANCIAL
                                               OFFICER AND SECRETARY
                                        (Principal Financial and Accounting
                                                      Officer)

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------


                                President, Chief Executive
    /s/ WILLIAM A. BOEGER         Officer and Chairman of
------------------------------    the Board of Directors      March 25, 1999
      William A. Boeger           (Principal Executive
                                  Officer)

 /s/ HOWARD B. URNOVITZ, PH.D
------------------------------  Chief Science Officer and     March 25, 1999
  Howard B. Urnovitz, Ph.D.       Director

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Operating Officer,
                                  Vice President of
     /s/ JOHN J. DIPIETRO         Finance, Chief Financial
------------------------------    Officer and Secretary       March 25, 1999
       John J. DiPietro           (Principal Financial and
                                  Accounting Officer)

      /s/ DAVID COLLINS
------------------------------  Vice Chairman of the Board    March 25, 1999
        David Collins             of Directors

       /s/ PAUL FREIMAN
------------------------------  Director                      March 25, 1999
         Paul Freiman

  /s/ JULIUS R. KREVANS, M.D
------------------------------  Director                      March 25, 1999
   Julius R. Krevans, M.D.

    /s/ MARK NOVITCH, M.D
------------------------------  Director                      March 25, 1999
      Mark Novitch, M.D.

  /s/ ZAFAR I. RANDAWA, PH.D
------------------------------  Director                      March 25, 1999
   Zafar I. Randawa, Ph.D.