Form 10-Q
period 1999-03-31
CALYPTE BIOMEDICAL CORP
filed 1999-05-14
CIK 899426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                            -------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               -------------------       ----------------
Commission file number:   000-20985

                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                     06-1226727
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)



                 1440 FOURTH STREET, BERKELEY, CALIFORNIA  94710
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

         The registrant had 20,390,069 shares of common stock outstanding as of April 30, 1999.

================================================================================

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX


                                                                                               PAGE NO.
                                                                                               --------

PART I.       FINANCIAL INFORMATION

           Item 1.      Financial Statements:

                        Condensed Consolidated Balance Sheets at
                        March 31, 1999 (unaudited) and December 31,
                        1998........................................................               3

                        Condensed Consolidated Statements of Operations
                        for the Three Months Ended March 31, 1999 and
                        1998 (unaudited)............................................               4

                        Condensed Consolidated Statements of Cash
                        Flows for the Three Months Ended March 31, 1999
                        and 1998 (unaudited)........................................               5

                        Notes to Condensed Consolidated Financial
                        Statements (unaudited)......................................               6


           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations...............               9


PART II.   OTHER INFORMATION

           Item 2.      Changes in Securities and Use of Proceeds...................              18

           Item 6.      Exhibits and Reports on Form 8-K............................              18



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                                                       3/31/99           12/31/98
                                                                                       -------           --------
                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents ...............................................        $  3,718         $  3,121
     Securities available for sale ...........................................             625              650
     Accounts receivable .....................................................             432              157
     Inventories .............................................................           1,926            1,748
     Notes receivable - officers and employees ...............................             482              498
     Note receivable - related party .........................................              --              768
     Other current assets ....................................................             248              666
                                                                                      --------         --------
              Total current assets ...........................................           7,431            7,608
Property and equipment, net of accumulated depreciation of  $3,547
     at March 31, 1999 and $3,357 at December 31, 1998 .......................           1,616            1,783
Intangibles, net of accumulated amortization of $6 at March
     31, 1999 and $3 at December 31, 1998 ....................................              50              346
Other assets .................................................................             208              208
                                                                                      --------         --------
                                                                                      $  9,305         $  9,945
                                                                                      --------         --------
                                                                                      --------         --------

                       LIABILITIES, MANDATORILY REDEEMABLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................        $  1,595         $  1,147
     Accrued expenses ........................................................           1,350            1,227
     Note payable - current ..................................................           2,000               --
     Capital lease obligations - current portion .............................             254              290
     Deferred revenue ........................................................             500              500
                                                                                      --------         --------
              Total current liabilities ......................................           5,699            3,164
Deferred rent obligation .....................................................              29               31
Capital lease obligations - long-term portion ................................              77               23
                                                                                      --------         --------
              Total liabilities ..............................................           5,805            3,218
Mandatorily redeemable Series A preferred stock, $0.001 par
     value; no shares authorized, 100,000 shares issued and
     outstanding; aggregate redemption and liquidation value
     of $1,000 plus cumulative dividends .....................................           2,126            2,096
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $0.001 par value; 5,000,000 shares
         authorized; no shares issued and outstanding ........................              --               --
     Common Stock, $0.001 par value; 30,000,000 shares authorized; 16,992,069 and 13,870,453 shares issued and outstanding as of March 31, 1999 and
         December 31, 1998, respectively .....................................              17               14
     Common Stock subscribed .................................................              --                3
     Additional paid-in capital ..............................................          61,126           61,476
     Deferred compensation ...................................................             (88)            (107)
     Accumulated deficit .....................................................         (59,681)         (56,755)
                                                                                      --------         --------

              Total stockholders' equity .....................................           1,374            4,631
                                                                                      --------         --------
                                                                                      --------         --------
                                                                                      $  9,305         $  9,945
                                                                                      --------         --------
                                                                                      --------         --------


                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                      Three Months Ended
                                                                             March 31,
                                                                  -------------------------
                                                                    1999             1998
                                                                  --------         --------

Revenues:
   Product sales .........................................        $    834         $    241
                                                                  --------         --------
     Total revenue .......................................             834              241
                                                                  --------         --------

Operating expenses:
   Product costs .........................................             997              489
   Research and development costs ........................           1,660              790
   Selling, general and administrative costs .............           1,130              685
                                                                  --------         --------
     Total expenses ......................................           3,787            1,964
                                                                  --------         --------
       Loss from operations ..............................          (2,953)          (1,723)
Interest income (net of interest expense) and other income              29              117
                                                                  --------         --------

       Loss before income taxes ..........................          (2,924)          (1,606)

Income taxes .............................................              (2)             (--)
                                                                  --------         --------

       Net loss ..........................................          (2,926)          (1,606)

Less dividends on mandatorily redeemable
  Series A preferred stock ...............................             (30)             (30)
                                                                  --------         --------

Net loss attributable to common stockholders .............        $ (2,956)        $ (1,636)
                                                                  --------         --------
                                                                  --------         --------

Net loss per share attributable to common
  stockholders (basic and diluted) .......................        $  (0.18)        $  (0.12)
                                                                  --------         --------
                                                                  --------         --------

Weighted average shares used to compute
  net loss per share attributable to common
  stockholders (basic and diluted) .......................          16,336           13,379
                                                                  --------         --------
                                                                  --------         --------


                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Three Months Ended March 31,
                                                                                        ---------------------------
                                                                                           1999              1998
                                                                                         --------         --------
Cash flows from operating activities:
   Net loss ......................................................................        $(2,926)        $ (1,606)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
       Depreciation and amortization .............................................            193              127
       Amortization of deferred compensation .....................................             19              116
       Forgiveness of note receivable from officer ...............................             --               15
       Write-off of note and interest receivable to research and development costs            890               --
       Changes in operating assets and liabilities:
           Accounts receivable ...................................................           (275)             (34)
           Inventories ...........................................................            115             (143)
           Other current assets ..................................................            (90)              (8)
           Other assets ..........................................................             --               14
           Accounts payable, accrued expenses and deferred
                revenue ..........................................................            653             (509)
           Deferred rent obligation ..............................................             (2)              (1)
                                                                                          -------         --------
                  Net cash used in operating activities ..........................         (1,423)          (2,029)
                                                                                          -------         --------
Cash flows from investing activities:
   Purchase of equipment, net ....................................................            (23)             (47)
   Notes receivable from officers and employees ..................................             16              (20)
   Loans to related parties ......................................................            (64)            (250)
   Purchase of securities available for sale .....................................           (200)          (1,449)
   Sale of securities available for sale .........................................            225               --
                                                                                          -------         --------
                  Net cash used in investing activities ..........................            (46)          (1,766)
                                                                                          -------         --------
Cash flows from financing activities:
   Proceeds from sale of stock ...................................................            461              105
   Expenses related to sale of stock .............................................           (263)              --
   Expenses related to purchase of certain assets of Cambridge Biotech ...........            (68)              --
   Principal payments on capital lease obligations ...............................            (64)            (103)
   Proceeds from notes payable ...................................................          2,000               --
                                                                                          -------         --------
                  Net cash provided by financing activities ......................          2,066                2
                                                                                          -------         --------
Net increase (decrease) in cash and cash equivalents .............................            597           (3,793)
Cash and cash equivalents at beginning of period .................................          3,121           10,820
                                                                                          -------         --------
Cash and cash equivalents at end of period .......................................        $ 3,718         $  7,027
                                                                                          -------         --------
                                                                                          -------         --------
Supplemental disclosure of cash flow activities:
     Cash paid for interest ......................................................        $    54         $     37
     Cash paid for income taxes ..................................................              2               --
Supplemental disclosure of noncash activities:
     Refinance of capital lease obligation .......................................             82               --
     Dividends on mandatorily redeemable Series A preferred stock ................             30               30
     Revaluation of acquisition of certain assets of Cambridge Biotech ...........            293               --
     Conversion of common stock subscribed to common stock .......................              3               --
     Deferred compensation attributable to stock grants ..........................             --               50


                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

(1)   THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the Company) was incorporated on November 11, 1989. The Company's primary activities are to sell its FDA-approved urine Human Immunodeficiency Virus Type I (HIV-1) enzyme immunoassay (EIA) screening test, its FDA-approved urine and serum HIV-1 Western Blot supplemental tests, perform research and development on new products and obtain FDA approval for its urine-based diagnostic tests. Prior to March 31, 1998, the Company was considered a development stage enterprise. On June 1, 1998, the Company announced that the U.S. Food and Drug Administration licensed the urine HIV-1 Western Blot test that confirms the presence of antibodies to HIV-1 in urine samples. The new test is used on samples that are repeatedly reactive in the Company's HIV-1 urine antibody screening test. The new test completes the only available urine-based HIV test method. Accordingly, the Company ceased being a development stage enterprise.

In December 1998, Calypte acquired from Cambridge Biotech Corporation certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included the urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T-Lymphotropic Virus (HTLV).

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1998 included in Form 10-K filed with the SEC on March 25, 1999.

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


(2)   SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the periods presented. Options and warrants were excluded from the computation of loss per share as their effect is antidilutive.

(3)   INVENTORIES

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of March 31, 1999 and December 31, 1998 consisted of the following:


                            3/31/99          12/31/98
                         (In thousands)   (In thousands)
                         --------------   --------------

Raw Materials .....          $  304            $  300
Work-in-Process ...           1,348             1,134
Finished Goods ....             274               314
                             ------            ------
    Total Inventory          $1,926            $1,748
                             ------            ------
                             ------            ------



(4) ADJUSTMENT OF PURCHASE PRICE ALLOCATION

On December 17, 1998, the Company acquired the assets relating to the Western Blot product line for certain infectious diseases from Cambridge Biotech Corporation for a total purchase price of $2,090,000. During the first quarter of 1999, management adjusted its estimates of the fair value of assets acquired in connection with the allocation of the purchase price. As a result, intangible assets were reduced and inventory was increased by $293,000.

(5) NOTE RECEIVABLE-RELATED PARTY (PEPGEN CORPORATION)

Pepgen Corporation is a development stage company in which Calypte has a minority equity interest.

During 1998, the Company loaned Pepgen $768,000 at an interest rate of 10%. During the first quarter of 1999, the Company loaned Pepgen an additional $64,000 at an interest rate of 10%. The Company's note receivable from Pepgen totaling $832,000 as of March 31, 1999 is secured by all intellectual property of Pepgen. The note receivable from Pepgen totaling $768,000 as of December 31, 1998 is also secured by a personal guaranty from Pepgen's Founder and Chairman and by a standby guaranty from Pepgen's President in the event that the guaranty by the Founder and Chairman proves insufficient. William A. Boeger, the President of Pepgen, is also the President, Chief Executive Officer and Chairman of the Board of Calypte. The entire loan plus interest is due July 1, 1999. As of March 31, 1999 interest accrued on the note totaled $58,000 and was included in other current assets.

In May 1999, Pepgen received a financing offer from a third party that is contingent upon Calypte converting its note receivable due from Pepgen into an additional equity interest in Pepgen. At a meeting of the Calypte Board of Directors, the Board agreed for such a conversion to take place concurrent with the closing of the proposed third party financing of Pepgen. Accordingly, effective March 31, 1999, the Company has written off its total investment in the note receivable from Pepgen including all accrued interest as research and development costs.

Funds loaned to Pepgen subsequent to March 31, 1999 (totaling $35,000 as of May 10, 1999) are also subject to conversion to equity and will be expensed as research and development costs as they are advanced.

(6)      LINE OF CREDIT

In January 1999, the Company entered into a line of credit agreement to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by Calypte's assets. In January 1999, Calypte drew down $2.0 million on the line of credit. The line of credit is to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning July 20, 1999.

(7) SUBSEQUENT EVENT

In April 1999, the Company sold 3,398,000 shares of its Common Stock to institutional investors. The net proceeds are estimated to be approximately $7.0 million after deducting placement agent commissions and additional expenses associated with the private placement.

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

                                    OVERVIEW

Calypte's efforts are primarily focused on selling, developing and obtaining approval for Calypte's urine-based and serum-based diagnostic tests for sexually transmitted diseases. In August 1996, we received a product license and an establishment license from the U.S. Food and Drug Administration (FDA) to manufacture and sell Calypte's urine-based HIV-1 screening test for use in professional laboratory settings. In June 1998, we announced that the FDA had licensed the urine HIV-1 Western Blot supplemental test that confirms the presence of antibodies to HIV-1 in urine samples. The new test is used on samples that are repeatedly reactive in our HIV-1 urine antibody screening test. The new test completes the only available FDA-approved urine-based HIV test method. There can be no assurance the Company will have significant revenues from sales of the HIV-1 urine screening assay or the supplemental test.

In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included the urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T-Lymphotropic Virus (HTLV).

The Company expects operating losses to continue as the Company continues its marketing and sales activities for its FDA-approved products and conducts additional research and development for subsequent products. Our marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company plans to maintain a small direct sales force to sell the Company's urine-based HIV-1 test to laboratories serving the life insurance market. International and other U.S. markets will be addressed utilizing diagnostic product distributors. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

The following represents selected financial data:


                                                                             (In thousands)
                                                                           ------------------
                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                         1999              1998
                                                                        -------           -------

    Total revenue ............................................          $   834           $   241
                                                                        -------           -------
    Operating expenses:
       Product costs .........................................              997               489
       Research and development ..............................            1,660               790
       Selling, general and administrative ...................            1,130               685
                                                                        -------           -------
         Total expenses ......................................            3,787             1,964
                                                                        -------           -------
       Loss from operations ..................................           (2,953)           (1,723)
    Interest income (net of interest expense) and other income               29               117
                                                                        -------           -------
       Loss before income taxes ..............................          $(2,924)          $(1,606)
                                                                        -------           -------
                                                                        -------           -------



THREE MONTHS ENDED MARCH 31, 1999 AND 1998

In the first quarter of 1999, revenue increased $593,000 or 246% to $834,000 from $241,000 in the prior year's comparable period due primarily to the acquisition of certain assets of Cambridge Biotech Corporation and the sale of products related to that acquisition.

Product costs increased $508,000 or 104% to $997,000 for the three months ended March 31, 1999 from $489,000 for the three months ended March 31, 1998. Product costs during the three months ended March 31, 1999 were higher due to the sale of products related to the acquisition of Cambridge Biotech Corporation. In addition, more product was being retained as saleable inventory in 1998 in anticipation of FDA approval of the supplemental test for Calypte's HIV-1 urine screening test.

Research and development expenses increased $870,000 to $1.7 million for the three months ended March 31, 1999 from $790,000 in the corresponding period of the prior year. The increase was due to a reduction in the use of consultants offset by the write-off of note and interest receivable from a related party as research and development.

Selling, general and administrative expenses increased $445,000 or 65% to $1.1 million for the three months ended March 31, 1999 from $685,000 for the three months ended March 31, 1998. The increase was primarily related to more sales personnel and related travel expenses as well as increased expenses related to the marketing of the HIV-1 urine test method.

Interest income (net of interest expense) and other income decreased $88,000 to $29,000 for the three months ended March 31, 1999 from $117,000 for the three months ended March 31, 1998. The decrease was primarily due to a decrease in the interest earned from proceeds of a private placement of Common Stock in October 1997 and the increase in interest expense related to borrowings on the bank line of credit.

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

In January 1999, the Company completed a private placement of 3,102,500 shares of its Common Stock at $1.00 per share. The Company received net proceeds of approximately $2.8 million after deducting placement agent commissions and additional expenses associated with the private placement.

In April 1999, the Company completed a private placement of 3,398,000 shares of its Common Stock at $2.25 per share. The Company received net proceeds of approximately $7.0 million after deducting placement agent commissions and additional expenses associated with the private placement.

Although the Company believes current cash will be sufficient to meet the Company's operating expenses and capital requirements for the next 12 months, the Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection and the ability to raise additional capital in a timely manner.

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

OPERATING ACTIVITIES

For the three months ended March 31, 1999 and March 31, 1998, the Company's cash used in operations was $1.4 million and $2.0 million, respectively. The cash used in operations was primarily for inventory, marketing the complete urine-based HIV-1 testing method, funding research and development, manufacturing, selling, and general and administrative expenses of the Company.

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

     UNCERTAIN MARKET ACCEPTANCE OF OUR NEW METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES. Our products incorporate a new method of determining the presence of HIV antibodies. There can be no assurance that we will obtain:
     - any significant degree of market acceptance among physicians, patients or health care payors; or
     - recommendations and endorsements by the medical community which are essential for market acceptance of the products.
We have FDA approval to market our urine HIV-1 screening and confirmatory test in the United States and in July, 1998 we began marketing this product. However, to date this product has only generated limited revenues and not achieved significant market penetration. The failure of our products to obtain market acceptance would have a material adverse effect on us.

     WE HAVE LITTLE EXPERIENCE SELLING AND MARKETING OUR HIV-1 URINE-BASED SCREENING TEST. We have little experience marketing and selling our products either directly or through our distributors, since we only began such sales in the second half of 1998. The success of our products depends upon alliances with third-party distributors. There can be no assurance that:
     - our direct selling efforts will be effective;
     - our distributors will market successfully our products; or
     - if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.
Any disruption in our distribution, sales or marketing network could have a material adverse effect on us.

     WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE FUTURE. We have incurred losses in each year since our inception. Our net loss for the quarter ended March 31, 1999 was $2.9 million and our accumulated deficit as of March 31, 1999 was $59.7 million. We expect operating losses to continue as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for subsequent products.

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

     WE DEPEND UPON THE VIABILITY OF THREE PRODUCTS - OUR HIV-1 URINE-BASED SCREENING TEST AND OUR URINE AND BLOOD BASED SUPPLEMENTAL TESTS. Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our only products. Accordingly, we may have to cease operations if our screening tests fail to achieve market acceptance or generate significant revenues.

OUR PRODUCT DEPENDS UPON RIGHTS TO TECHNOLOGY THAT WE HAVE LICENSED FROM THIRD PARTY PATENT

HOLDERS AND THERE CAN BE NO ASSURANCE THAT THE RIGHTS WE HAVE UNDER THESE LICENSING AGREEMENTS ARE SUFFICIENT OR THAT WE CAN ADEQUATELY PROTECT THOSE RIGHTS. We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System.

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

     OUR ABILITY TO MARKET OUR PRODUCT DEPENDS UPON OBTAINING AND MAINTAINING FDA AND FOREIGN REGULATORY APPROVALS. Numerous governmental authorities in the United States and other countries regulate our products. The FDA regulates our products under federal statutes and regulations related to pre-clinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States.

     If we fail to comply with FDA regulations, or if the FDA believes that we are not in compliance with such regulations, the FDA can:
     - detain or seize our products;
     - issue a recall of our products;
     - prohibit marketing and sales of our products; and
     - assess civil and criminal penalties against us, our officers or our employees.

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

     WE HAVE RECEIVED A WARNING LETTER FROM THE FDA REGARDING THE SUFFICIENCY OF OUR MANUFACTURING RECORDS AND PRODUCTION PROCEDURES AND WE MUST SATISFY THE FDA'S CONCERNS IN ORDER TO AVOID REGULATORY ACTION AGAINST US. In November 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facility in Berkeley, California. On December 11, 1998, the Company responded in writing to each of the alleged deficiencies cited in the Warning Letter. Subsequently, the Company received a letter from the FDA in which the FDA requested further responses from the Company with regard to certain of such alleged deficiencies. The Company is in the process of responding to such letter. If the FDA is not satisfied with the Company's responses and the Company's corrective actions, it could take regulatory actions against the Company including license suspension, revocation, or denial, seizure of products or injunction, or civil penalties or criminal sanctions. Any such FDA action would have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA as to such Warning Letter could adversely affect the Company's pending FDA license application for the Alameda facility.

SUBSEQUENT EVENT

     In May 1999, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facility in Rockville, Maryland. The Warning Letter was based upon an inspection of the Rockville manufacturing facility that was conducted between November 30 and December 11, 1998, which cited a number of significant observations. At the time of the inspection, the facility was owned and operated by Cambridge Biotech Corporation, as a subsidiary of BioMerieux Vitek. The Company acquired the facility from Cambridge Biotech Corporation on December 17, 1998. As part of the purchase agreement, Cambridge Biotech Corporation accepted responsibility for correcting any and all FDA compliance issues related to the December 1998 FDA inspection. The Company is in the process of responding to such letter.

     AS A SMALL MANUFACTURER OF A MEDICAL DIAGNOSTIC PRODUCT, WE ARE EXPOSED TO PRODUCT LIABILITY AND RECALL RISKS FOR WHICH INSURANCE COVERAGE IS EXPENSIVE, LIMITED AND POTENTIALLY INADEQUATE. We manufacture medical diagnostic products which subject us to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims which exceed our insurance coverage could have material adverse effect on us. We maintain a $10,000,000 claims made policy of product liability insurance. However, product liability insurance is expensive. In the future we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability which we incur in connection with clinical trials or sales of our products.

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

     WE HAVE ADOPTED A SHAREHOLDER RIGHTS PLAN THAT HAVE CERTAIN ANTI-TAKEOVER EFFECTS. On December 15, 1998, the Board of Directors of Calypte declared a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of Common Stock of the Company. The dividend is payable to the stockholders of record on January 5, 1999 with repsect to share of Common Stock issued thereafter until a subsequent "distribution date" defined in a Rights Agreement and, in certain circumstances, with respect to share of Common Stock issued after the Distribution Date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Service, L.L.C. as Rights Agent, dated as of December 15, 1998.
     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer, or merger, which is approved by the Company because the Rights do not become exercisable in the event of a permitted offer or other acquisition exempted by the Board.

     WE MAY BE REMOVED FROM THE NASDAQ SMALLCAP MARKET IF WE FAIL TO MEET CERTAIN MAINTENANCE CRITERIA. The Nasdaq Stock Market inquired on one occasion whether we continue to meet the net capital surplus maintenance criterion for trading on the Nasdaq SmallCap Market. We currently meet the capital surplus requirement but our ability to continue to do so will depend on whether we are able to maintain a net capital surplus of at least $1,000,000. The public trading volume of our common stock and the ability of our stockholders to sell their shares could be significantly impaired if we fail to meet the maintenance criteria and are removed from the Nasdaq SmallCap Market. In that case, our common stock would trade on either the OTC bulletin board, a regional exchange or in the pink sheets, which would likely result in an even more limited trading volume.

     THE PRICE OF CALYPTE'S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO EFFECT THE PRICE OF OUR STOCK. Our common stock has traded as low as $1.50 and as high as $4.50 during the first quarter of 1999. Some of the factors leading to the volatility include:
    - price and volume fluctuations in the stock market at large which do not relate to our operating performance;

    - fluctuations in our operating results;
    - announcements of technological innovations or new products which we or our competitors make;
    - FDA and international regulatory actions;
    - availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;
    - developments with respect to patents or proprietary rights;
    - public concern as to the safety of products that we or others develop;
    - changes in health care policy in the United States or abroad;
    - changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally; and
    - issuance by us of additional shares of Common Stock in public or private financings.

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

     OUR RESEARCH AND DEVELOPMENT OF THE HIV URINE TEST INVOLVES THE CONTROLLED USE OF HAZARDOUS MATERIALS. There can be no assurance that our safety procedures for handling and disposing of hazardous materials such as azide will comply with applicable regulations. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be held liable for damages from such an accident and that liability could have a material adverse effect on us.

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

     Calypte established a Year 2000 Task Force earlier this year. The task force is systematically examining each of the five key readiness areas by 1) identifying items with Year 2000 compliance concerns; 2) assessing the risk and impact of noncompliance for each item identified; and 3) correcting non-compliant items and testing the corrections to ensure readiness at both component and system levels. Calypte is in the process of contacting key suppliers to identify any concerns which may arise due to such suppliers' potential non-compliance. The task force will develop contingency plans if it discovers areas where there is a substantial possibility that Year 2000 compliance will not be achieved. Calypte has identified items with Year 2000 compliance concerns in three readiness areas: software, third party suppliers of critical inventory and third party service providers. We expect to complete risk assessment in each area for our California and Maryland facilities by May 1999, and the correction, testing and the development of contingency plans will follow. Until we have completed our risk assessment and developed any necessary contingency plans, we will not be in a position to identify our most reasonably likely worst case Year 2000 scenario. We have presently completed correction and testing in the Hardware readiness area for our California facility and it is now Year 2000 compliant in California. As of March 31, 1999, we have spent a total of approximately $5,300 on our Year 2000 program.
We have incurred approximately $6,000 of additional expenses related to our Year 2000 program since then.

     We estimate that total Year 2000 costs to upgrade systems for our California and Maryland facilities will range from $24,000 to $35,000 with the majority of costs to be incurred in the next three months. At this time we do not anticipate that Calypte will incur significant operating expenses or be required to invest heavily in computer system improvements because our manufacturing process does not rely heavily on automation and our existing computer hardware has proven to be Year 2000 compliant. However, Calypte is continuing to assess and develop alternatives that will require refinement of its cost estimate over time. There can be no assurance that there will not be a delay in, or increased costs associated with, our Year 2000 compliance program. Therefore, the potential impact of possible complications on Calypte's financial condition and results of operations cannot be determined at this time. If computer systems used by Calypte or its suppliers or the product integrity of products provided to Calypte by suppliers fail or experience significant difficulties related to the Year 2000, Calypte's operations and financial condition could be adversely effected.

                           PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         Within the three years ended March 31, 1999, the Company completed two private placements of shares of its Common Stock. See "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. The shares sold in each private placement were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on Forms S-3 filed on October 21, 1997 and January 19, 1999. The proceeds from each private placement have been used to finance operations.

         SUBSEQUENT EVENT. On April 12, 1999, the Company completed a private placement of 3,398,000 shares of its Common Stock at $2.25 per share. The shares were exempt from registration pursuant to Rule 506 of the Securities Act. Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on a Form S-3 filed on March 30, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibit 10.49      Loan and security agreement
              Exhibit 10.50      Lease extension agreement
              Exhibit 27         Financial Data Schedule

         b.        Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated December 17, 1998 on January 4, 1999. The Registrant filed the report to announce the acquisition of certain assets of Cambridge Biotech Corporation.

         The Registrant filed a report on Form 8-K/A dated December 17, 1998 on March 5, 1999. The Registrant filed the report to amend the report filed on January 4, 1999 to include the financial statement information.

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


                                                 CALYPTE BIOMEDICAL CORPORATION
                                                 ------------------------------
                                                 (Registrant)




Date:    May 14, 1999                             By:     /s/ John J. DiPietro
                                                       ------------------------
                                                  John J. DiPietro
                                                  CHIEF OPERATING OFFICER, VICE
                                                  PRESIDENT - FINANCE, CHIEF
                                                  FINANCIAL OFFICER AND
                                                  SECRETARY
                                                  (Principal Accounting Officer)