Form 10-Q
period 1999-06-30
CALYPTE BIOMEDICAL CORP
filed 1999-08-16
CIK 899426

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

                           -----------------

                              FORM 10-Q

                           -----------------


(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

         The registrant had 20,390,234 shares of common stock outstanding as of August 5, 1999.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------

PART I.       FINANCIAL INFORMATION


           Item 1.      Financial Statements:

                        Condensed Consolidated Balance Sheets at
                        June 30, 1999 (unaudited) and December 31,
                        1998........................................................               3

                        Condensed Consolidated Statements of Operations for the Three and
                        Six Months Ended June 30, 1999 and 1998 (unaudited).........               4

                        Condensed Consolidated Statements of Cash Flows for the Six Months
                        Ended June 30, 1999 and 1998 (unaudited)....................               5

                        Notes to Condensed Consolidated Financial
                        Statements (unaudited)......................................               6


           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.......................................               9

           Item 3.      Quantitative and Qualitative Disclosures About Market Risk..              18

PART II.   OTHER INFORMATION

           Item 2.      Changes in Securities and Use of Proceeds...................              19

           Item 6.      Exhibits and Reports on Form 8-K............................              19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                                 6/30/99           12/31/98
                                                                                           ----------------     ---------------
                                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents......................................................       $          7,333          $    3,121
     Securities held to maturity....................................................                  1,250                 650
     Accounts receivable............................................................                    398                 157
     Inventories....................................................................                  1,809               1,748
     Notes receivable - officers and employees......................................                    504                 498
     Note receivable - related party................................................                      -                 768
     Other current assets...........................................................                    195                 666
                                                                                           ----------------     ---------------
              Total current assets..................................................                 11,489               7,608
Property and equipment, net of accumulated depreciation of  $3,732
     at June 30, 1999 and $3,357 at December 31, 1998...............................                  1,463               1,783
Intangibles, net of accumulated amortization of $8 at June
     30, 1999 and $3 at December 31, 1998...........................................                     48                 346
Other assets  ......................................................................                    208                 208
                                                                                           ----------------     ---------------
                                                                                           $         13,208          $    9,945
                                                                                           ----------------     ---------------
                                                                                           ----------------     ---------------

                                        LIABILITIES, MANDATORILY REDEEMABLE
                                     PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...............................................................       $            537          $    1,147
     Accrued expenses...............................................................                  1,616               1,227
     Note payable - current.........................................................                  2,000                   -
     Capital lease obligations - current portion....................................                    151                 290
     Deferred revenue...............................................................                    500                 500
                                                                                           ----------------     ---------------
              Total current liabilities.............................................                  4,804               3,164
Deferred rent obligation............................................................                     28                  31
Capital lease obligations - long-term portion.......................................                     68                  23
                                                                                           ----------------     ---------------
              Total liabilities.....................................................                  4,900               3,218
Mandatorily redeemable Series A preferred stock, $0.001 par
     value; no shares authorized, 100,000 shares issued and
     outstanding; aggregate redemption and liquidation value
     of $1,000 plus cumulative dividends............................................                  2,156               2,096
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $0.001 par value; 5,000,000 shares
         authorized; no shares issued and outstanding...............................                      -                   -
     Common Stock, $0.001 par value; 30,000,000 shares authorized; 20,390,234 and 13,870,453 shares issued and outstanding as of June 30, 1999 and
         December 31, 1998, respectively............................................                     20                  14
     Common Stock subscribed........................................................                      -                   3
     Additional paid-in capital.....................................................                 68,147              61,476
     Deferred compensation..........................................................                    (69)               (107)
     Accumulated deficit............................................................                (61,946)            (56,755)
                                                                                           ----------------     ---------------
              Total stockholders' equity............................................                  6,152               4,631
                                                                                           ----------------     ---------------
                                                                                           ----------------     ---------------
                                                                                           $         13,208          $    9,945
                                                                                           ----------------     ---------------
                                                                                           ----------------     ---------------

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                        June 30,
                                                                      ---------------------------   ----------------------------
                                                                          1999            1998           1999          1998
                                                                      ------------   ------------   ------------    ------------
Revenues:
   Product sales...............................................       $        914   $        296   $      1,748        $    537
                                                                      ------------   ------------   ------------    ------------

     Total revenue.............................................                914            296          1,748             537
                                                                      ------------   ------------   ------------    ------------

Operating expenses:
   Product costs...............................................              1,119            560          2,116           1,049
   Research and development costs..............................                913            938          2,573           1,728
   Selling, general and administrative costs...................              1,216          1,078          2,346           1,763
                                                                      ------------   ------------   ------------    ------------
     Total expenses............................................              3,248          2,576          7,035           4,540
                                                                      ------------   ------------   ------------    ------------
       Loss from operations....................................             (2,334)        (2,280)        (5,287)         (4,003)
Interest income, interest expense and other income.............                 69             86             98             203
                                                                      ------------   ------------   ------------    ------------

       Loss before income taxes................................             (2,265)        (2,194)        (5,189)         (3,800)

Income taxes...................................................                  -             (2)            (2)             (2)
                                                                      ------------   -------------  ------------    ------------

         Net loss..............................................             (2,265)        (2,196)        (5,191)         (3,802)

Less dividends on mandatorily redeemable Series A
  preferred stock..............................................                (30)           (30)           (60)            (60)
                                                                      ------------   ------------   ------------    ------------

Net loss attributable to common stockholders...................       $     (2,295)  $     (2,226)  $     (5,251)     $   (3,862)
                                                                      ============   ============   ============     ===========


Net loss per share attributable to common stockholders
  (basic and diluted)..........................................       $     (0.11)   $      (0.17)  $      (0.29)     $    (0.29)
                                                                      ===========    ============   ============     ============


Weighted average shares used to compute
  net loss per share attributable to common
  stockholders (basic and diluted).............................             20,120         13,412         18,238          13,395
                                                                      ============   ============   ============    ============

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                --------------------------------
                                                                                                     1999               1998
                                                                                                ------------        ------------
Cash flows from operating activities:
   Net loss..................................................................................   $     (5,191)          $  (3,802)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization.........................................................            380                 259
       Amortization of deferred compensation.................................................             38                 211
       Forgiveness of note receivable from officer...........................................              -                  41
       Write-off of note and interest receivable to research and development costs...........            890                   -
       Changes in operating assets and liabilities:
           Accounts receivable...............................................................           (241)                (99)
           Inventories.......................................................................            232                (442)
           Other current assets..............................................................            (37)                 (5)
           Other assets......................................................................              -                  16
           Accounts payable, accrued expenses and deferred
                revenue......................................................................           (139)               (191)
           Deferred rent obligation..........................................................             (3)                 (3)
                                                                                                -------------       -------------
                  Net cash used in operating activities......................................         (4,071)             (4,015)
                                                                                                ------------        ------------
Cash flows from investing activities:
   Purchase of equipment.....................................................................            (55)               (180)
   Notes receivable from officers............................................................             (6)               (121)
   Loan to Pepgen............................................................................            (64)               (300)
   Purchase of securities held to maturity...................................................         (1,450)             (1,873)
   Sales of securities held to maturity......................................................            850                   -
                                                                                                ------------        ------------
                  Net cash used in investing activities .....................................           (725)             (2,474)
                                                                                                ------------        -------------
Cash flows from financing activities:
   Proceeds from sale of stock...............................................................          8,106                 121
   Expenses related to sale of stock.........................................................           (854)                  -
   Expenses related to purchase of certain assets of Cambridge Biotech.......................            (68)                  -
   Principal payments on capital lease obligations...........................................           (176)               (230)
   Proceeds from notes payable...............................................................          2,000                   -
                                                                                                ------------        ------------
                  Net cash provided by (used in) financing activities........................          9,008                (109)
                                                                                                ------------        -------------
Net increase (decrease) in cash and cash equivalents.........................................          4,212              (6,598)
Cash and cash equivalents at beginning of period.............................................          3,121              10,820
                                                                                                ------------        ------------
Cash and cash equivalents at end of period...................................................   $      7,333          $    4,222
                                                                                                ============        ============

Supplemental disclosure of cash flow activities:
     Cash paid for interest..................................................................   $         93     $            67
     Cash paid for income taxes..............................................................              2                   2
Supplemental disclosure of noncash activities:
     Refinance of capital lease obligation...................................................             82                   -
     Dividends accrued on mandatorily redeemable Series A preferred stock....................             60                  60
     Revaluation of acquisition of certain assets of Cambridge Biotech.......................            293                   -
     Conversion of common stock subscribed to common stock...................................              3                   -
     Deferred compensation attributable to stock grants......................................              -                  50

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1998 included in Form 10-K filed with the SEC on March 25, 1999.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC.


(2)  SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants were excluded from the computation of loss per share as their effect is antidilutive.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

(3)  INVENTORIES

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of June 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                                 1999                          1998
                                                              ----------                    ---------
                           Raw Materials                      $      311                    $     300
                           Work-in-Process                         1,323                        1,134
                           Finished Goods                            175                          314
                                                              ----------                    ---------

                               Total Inventory                $    1,809                    $   1,748
                                                              ==========                    =========

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


(5) NOTES RECEIVABLE - OFFICERS AND EMPLOYEES

During the second quarter of 1999, the Company extended the due date on the loan to an officer who is also a director related to a Technology Rights Agreement to December 31, 1999.

(6)   NOTE RECEIVABLE - RELATED PARTY (PEPGEN CORPORATION)

Pepgen Corporation is a development stage company in which Calypte has a minority equity interest.

During 1998, the Company loaned Pepgen $768,000 at an interest rate of 10%. During the first quarter of 1999, the Company loaned Pepgen an additional $64,000 at an interest rate of 10%. The Company's note receivable from Pepgen totaling $832,000 as of March 31, 1999 was secured by all intellectual property of Pepgen. The entire loan plus interest was due July 1, 1999.

In May 1999, Pepgen received a financing offer from a third party that was contingent upon Calypte converting its note receivable due from Pepgen into an additional equity interest in Pepgen. At a meeting of the Calypte Board of Directors, the Board agreed for such a conversion to take place. Effective March 31, 1999, the Company has written off its total investment in the note receivable from Pepgen including all accrued interest as research and development costs. Additional amounts of $63,000 were spent on in-process research and development related to Pepgen during the second quarter of 1999.

(7)  LINE OF CREDIT

In January 1999, the Company entered into a line of credit agreement to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. At June 30, 1999, the prime rate was 7.75% The agreement requires the

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by Calypte's assets. In January 1999, Calypte drew down $2.0 million on the line of credit. The line of credit is to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning July 20, 1999.

(8)  PRIVATE PLACEMENT

In April 1999, the Company sold 3,398,000 shares of its Common Stock to institutional investors. The net proceeds were approximately $7.0 million after deducting placement agent commissions and additional expenses associated with the private placement.

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

The Company expects operating losses to continue as the Company continues its marketing and sales activities for its FDA-approved products and conducts additional research and development for subsequent products. Our marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic and international markets. The Company plans to maintain a small direct sales force to sell the Company's urine-based HIV-1 test to laboratories serving the life insurance market. International and other U.S. markets will be addressed utilizing diagnostic product distributors. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

The following represents selected financial data:

                                                                       (in thousands)           (in thousands)
                                                                   ---------------------     ---------------------
                                                                    Three Months Ended       Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ---------------------     ---------------------
                                                                      1999        1998         1999        1998
                                                                   ---------    --------     --------    ---------
   Total revenue                                                   $     914    $    296     $  1,748    $     537
                                                                   ---------    --------     --------    ---------
   Operating expenses:
       Product costs                                                   1,119         560        2,116        1,049
       Research and development                                          913         938        2,573        1,728
       Selling, general and administrative                             1,216       1,078        2,346        1,763
                                                                   ---------    --------     --------    ---------
         Total expenses                                                3,248       2,576        7,035        4,540
                                                                   ---------    --------     --------    ---------
       Loss from operations                                           (2,334)     (2,280)      (5,287)      (4,003)
   Interest income (net of interest expense) and other income             69          86           98          203
                                                                   ---------    --------     --------    ---------
       Loss before income taxes                                    $  (2,265)   $ (2,194)    $ (5,189)   $  (3,800)
                                                                   =========    ========     =========   =========

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

In the second quarter of 1999, revenue increased $618,000 or 209% to $914,000 from $296,000 in the prior year's comparable period, due primarily to the acquisition of certain assets of Cambridge Biotech Corporation and the sale of products related to that acquisition.

Product costs increased $559,000 or 100% to $1.1 million for the three months ended June 30, 1999 from $560,000 for the three months ended June 30, 1998. Product costs during the three months ended June 30, 1999 were higher due to the sale of products related to the acquisition of certain assets of Cambridge Biotech Corporation.

Research and development expenses decreased $25,000 or 3% to $913,000 for the three months ended June 30, 1999 from $938,000 in the corresponding period of the prior year. The decrease is due to research funding made to outside organizations in 1998, offset by increased clinical investigations performed in 1999.

Selling, general and administrative expenses increased $138,000 or 13% to $1.2 million for the three months ended June 30, 1999 from $1.1 million for the three months ended June 30, 1998. The increase was primarily related to general and administrative costs associated with assets acquired from Cambridge Biotech Corporation offset by a decrease in the use of outside consultants and sales conferences in 1999.


Interest income (net of interest expense) and other income decreased $17,000 or 20% to $69,000 for the three months ended June 30, 1999 from $86,000 for the three months ended June 30, 1998. The decrease was primarily due to a decrease in the interest earned from cash reserves and securities held to maturity and the increase in interest expense related to borrowings on the bank line of credit.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

In the first six months of 1999, revenue increased $1.2 million or 226% to $1.7 million from $537,000 in the prior year's comparable period due primarily to the acquisition of certain assets of Cambridge Biotech Corporation and the sale of products related to that acquisition.

Product costs increased $1.1 million or 102% to $2.1 million for the six months ended June 30, 1999 from $1.0 million for the six months ended June 30, 1998. Product costs during the six months ended June 30, 1999 were higher due to the sale of products related to the acquisition of certain assets of Cambridge Biotech Corporation.


Research and development expenses increased $845,000 or 49% to $2.6 million for the six months ended June 30, 1999 from $1.7 million in the corresponding period of the prior year. The increase was primarily due to the write-off of notes and interest receivable from a related party as in-process research and development.

Selling, general and administrative expenses increased $583,000 or 33% to $2.3 million for the six months ended June 30, 1999 from $1.8 million for the six months ended June 30, 1998. The increase was primarily related to general and administrative costs associated with assets acquired from Cambridge Biotech Corporation offset by a decrease in the use of outside consultants and sales conferences in 1999.

Interest income (net of interest expense) and other income decreased $105,000 or 52% to $98,000 for the six months ended June 30, 1999 from $203,000 for the six months ended June 30, 1998. The decrease was primarily due to a decrease in the interest earned from cash reserves and securities held to maturity and the increase in interest expense related to borrowings on the bank line of credit.


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

In January 1999, the Company executed a $2.0 million on a line of credit with a bank. The borrowings under the line of credit agreement are secured by Calypte's assets. The line of credit is to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning July 20, 1999.

In April 1999, the Company completed a private placement of 3,398,000 shares of its Common Stock at $2.25 per share. The Company received net proceeds of approximately $7.0 million after deducting placement agent commissions and additional expenses associated with the private placement.

Although the Company believes current cash will be sufficient to meet the Company's operating expenses and capital requirements, the Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection and the ability to raise additional capital in a timely manner.

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

Our independent auditors have issued their report on our 1998 financial statements which states in part that we have suffered recurring losses and have limited liquidity, both of which raise substantial doubt about our ability to continue as a going concern.

OPERATING ACTIVITIES

For the six months ended June 30, 1999 and June 30, 1998, the Company's cash used in operations was $4.1 million and $4.0 million, respectively. The cash used in operations was primarily for inventory, marketing the complete urine-based HIV-1 testing method, funding research and development, manufacturing, selling, and general and administrative expenses of the Company.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS Nos. 133 and 137 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

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

     WE HAVE LITTLE EXPERIENCE SELLING AND MARKETING OUR HIV-1 URINE-BASED SCREENING TEST. We have little experience marketing and selling our products either directly or through our distributors, since we only began such sales in the second half of 1998. The success of our products depends upon alliances with third-party distributors. There can be no assurance that:

     -    our direct selling efforts will be effective;
     -    our distributors will successfully market our products; or
     - if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

Any disruption in our distribution, sales or marketing network could have a material adverse effect on us.

     WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE FUTURE. We have incurred losses in each year since our inception. Our net loss for the six months ended June 30, 1999 was $5.2 million and our accumulated deficit as of June 30, 1999 was $61.9 million. We expect operating losses to continue as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for subsequent products.

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

     WE DEPEND UPON THE VIABILITY OF THREE PRODUCTS - OUR HIV-1 URINE-BASED SCREENING TEST AND OUR URINE AND BLOOD BASED SUPPLEMENTAL TESTS. Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our only products. Accordingly, we may have to cease operations if our screening or supplemental tests fail to achieve market acceptance or generate significant revenues.

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

     WE HAVE RECEIVED WARNING LETTERS FROM THE FDA AND WE MUST SATISFY THE FDA'S CONCERNS IN ORDER TO AVOID REGULATORY ACTION AGAINST US. In November 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facility in Berkeley, California. On December 11, 1998, the Company responded in writing to each of the alleged deficiencies cited in the Warning Letter. Subsequently, the Company received a letter from the FDA in which the FDA requested further responses from the Company with regard to certain of such alleged deficiencies. The Company responded to the subsequent letter on June 1, 1999. If the FDA is not satisfied with the Company's responses and the Company's corrective actions, it could take regulatory actions against the Company including license suspension, revocation, or denial, seizure of products or injunction, or civil penalties or criminal sanctions. Any such FDA action would have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA as to such Warning Letter could adversely affect the Company's pending FDA license application for the Alameda facility.

In May 1999, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facility in Rockville, Maryland. The Warning Letter was based upon an inspection of the Rockville manufacturing facility that was conducted between November 30 and December 11, 1998, which cited a number of significant observations. If the FDA is not satisfied with the Company's responses and the Company's corrective actions, it could take regulatory actions against the Company including license suspension, revocation, or denial, seizure of products or injunction, or civil penalties or criminal sanctions. Any such FDA action would have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA as to such Warning Letter could adversely affect the Company's pending FDA license application for the Rockville facility. On May 24, 1999, the Company responded in writing to each of the alleged deficiencies cited in the Warning Letter.

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

     WE MAY BE REMOVED FROM THE NASDAQ SMALLCAP MARKET IF WE FAIL TO MEET CERTAIN MAINTENANCE CRITERIA. The Nasdaq Stock Market inquired on one occasion whether we continue to meet the maintenance criterion for trading on the Nasdaq SmallCap Market. We currently meet the maintenance criterion but our ability to continue to do so will depend on whether we are able to maintain net tangible assets of at least $2,000,000. The public trading volume of our common stock and the ability of our stockholders to sell their shares could be significantly impaired if we fail to meet the maintenance criteria and are removed from the Nasdaq SmallCap Market. In that case, our common stock would trade on either the OTC bulletin board, a regional exchange or in the pink sheets, which would likely result in an even more limited trading volume.

     THE PRICE OF CALYPTE'S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO EFFECT THE PRICE OF OUR STOCK. Our common stock has traded as low as $1.00 and as high as $4.25 during the first six months of 1999. Some of the factors leading to the volatility include:

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

     OUR RESEARCH AND DEVELOPMENT OF THE HIV-1 URINE-BASED TEST INVOLVES THE CONTROLLED USE OF HAZARDOUS MATERIALS. There can be no assurance that our safety procedures for handling and disposing of hazardous materials such as azide will comply with applicable regulations. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be held liable for damages from such an accident and that liability could have a material adverse effect on us.

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

     Calypte established a Year 2000 Task Force earlier this year. The task force is systematically examining each of the five key readiness areas by 1) identifying items with Year 2000 compliance concerns; 2) assessing the risk and impact of noncompliance for each item identified; and 3) correcting non-compliant items and testing the corrections to ensure readiness at both component and system levels. Calypte is in the process of contacting key suppliers to identify any concerns which may arise due to such suppliers' potential non-compliance. The task force will develop contingency plans if it discovers areas where there is a substantial possibility that Year 2000 compliance will not be achieved. Calypte has identified items with Year 2000 compliance concerns in three readiness areas: software, third party suppliers of critical inventory and third party service providers. We have completed risk assessment in each area for our California and Maryland facilities, and the correction, testing and the development of contingency plans are in process. We expect to complete the development and testing of our contingency plans by October 1, 1999. Until we develop any necessary contingency plans, we will not be in a position to identify our most reasonably likely worst case Year 2000 scenario. We have presently completed correction and testing in the Hardware readiness area for our California facility and it is now Year 2000 compliant in California. As of June 30,

1999, we have spent a total of approximately $12,900 on our Year 2000 program.

     We estimate that total Year 2000 costs to upgrade systems for our California and Maryland facilities will range from $24,000 to $35,000 with the majority of total costs to be incurred in the next two months. At this time we do not anticipate that Calypte will incur significant operating expenses or be required to invest heavily in computer system improvements because our manufacturing process does not rely heavily on automation and our existing computer hardware has proven to be Year 2000 compliant. However, Calypte is continuing to assess and develop alternatives that will require refinement of its cost estimate over time. There can be no assurance that there will not be a delay in, or increased costs associated with, our Year 2000 compliance program. Therefore, the potential impact of possible complications on Calypte's financial condition and results of operations cannot be determined at this time. If computer systems used by Calypte or its suppliers or the product integrity of products provided to Calypte by suppliers fail or experience significant difficulties related to the Year 2000, Calypte's operations and financial condition could be adversely effected.

Item 3.

                     QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK

Since December 31, 1998, there have been no material changes in the Company's market risk exposure.

                           PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         Within the three years ended June 30, 1999, the Company completed three private placements of shares of its Common Stock. See "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. The shares sold in each private placement were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on Forms S-3 filed on October 21, 1997, January 19, 1999 and March 30, 1999. The proceeds from each private placement have been used to finance operations.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibit 27    Financial Data Schedule

         b.   Reports on Form 8-K

              None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CALYPTE BIOMEDICAL CORPORATION
                               (Registrant)




Date: August 16, 1999          By:     /s/ John J. DiPietro
                                    -----------------------------------------

                               John J. DiPietro
                               CHIEF OPERATING OFFICER, VICE PRESIDENT -
                               FINANCE, CHIEF FINANCIAL OFFICER AND SECRETARY (Principal Accounting Officer)