Form 10-Q
period 1999-09-30
CALYPTE BIOMEDICAL CORP
filed 1999-11-15
CIK 899426

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                             ------------------------

                                    FORM 10-Q

                             ------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

     The registrant had 20,415,650 shares of common stock outstanding as of November 10, 1999.

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

            Item 1.     Financial Statements:

                        Condensed Consolidated Balance Sheets at
                        September 30, 1999 (unaudited) and December 31,
                        1998................................................................       3

                        Condensed Consolidated Statements of Operations for the Three and
                        Nine Months Ended September 30, 1999 and 1998 (unaudited)...........       4

                        Condensed Consolidated Statements of Cash Flows for the Nine Months
                        Ended September 30, 1999 and 1998 (unaudited).......................       5

                        Notes to Condensed Consolidated Financial
                        Statements (unaudited)..............................................       6


           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...............................................       9

           Item 3.      Quantitative and Qualitative Disclosures About
                        Market Risk.........................................................      18


PART II.   OTHER INFORMATION


           Item 2.      Changes in Securities and Use of Proceeds...........................      19

           Item 5.      Other Information...................................................      19

           Item 6.      Exhibits and Reports on Form 8-K....................................      21


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                                                       9/30/99             12/31/98
                                                                                     -----------         ----------
                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents ....................................................  $     4,883         $    3,121
     Securities held to maturity ..................................................          720                650
     Accounts receivable ..........................................................          532                157
     Inventories ..................................................................        1,590              1,748
     Notes receivable - officers and employees ....................................          504                498
     Note receivable - related party ..............................................            -                768
     Other current assets .........................................................          270                666
                                                                                     -----------         ----------
              Total current assets ................................................        8,499              7,608
Property and equipment, net of accumulated depreciation of  $3,908
     at September 30, 1999 and $3,357 at December 31, 1998 ........................        1,294              1,783
Intangibles, net of accumulated amortization of $11 at
     September 30, 1999 and $3 at December 31, 1998 ...............................           45                346
Other assets ......................................................................          188                208
                                                                                     -----------         ----------
                                                                                     $    10,026         $    9,945
                                                                                     -----------         ----------
                                                                                     -----------         ----------
                       LIABILITIES, MANDATORILY REDEEMABLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .............................................................  $       930         $    1,147
     Accrued expenses .............................................................        1,462              1,227
     Note payable - current .......................................................          900                  -
     Capital lease obligations - current portion ..................................          121                290
     Deferred revenue .............................................................          500                500
                                                                                     -----------         ----------
              Total current liabilities ...........................................        3,913              3,164
Deferred rent obligation ..........................................................           26                 31
Capital lease obligations - long-term portion .....................................           60                 23
                                                                                     -----------         ----------
              Total liabilities ...................................................        3,999              3,218
Mandatorily redeemable Series A preferred stock, $0.001 par                          -----------         ----------
     value; no shares authorized, 100,000 shares issued and
     outstanding; aggregate redemption and liquidation value
     of $1,000 plus cumulative dividends ..........................................       2,186              2,096
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $0.001 par value; 5,000,000 shares
         authorized; no shares issued and outstanding .............................           -                  -
     Common Stock, $0.001 par value; 30,000,000 shares authorized; 20,415,650 and 13,870,453 shares issued and outstanding as of September 30, 1999 and
         December 31, 1998, respectively ..........................................           20                 14
     Common Stock subscribed ......................................................            -                  3
     Additional paid-in capital ...................................................       68,143             61,476
     Deferred compensation ........................................................          (51)              (107)
     Accumulated deficit ..........................................................      (64,271)           (56,755)
                                                                                     -----------         ----------
              Total stockholders' equity ..........................................        3,841              4,631
                                                                                     -----------         ----------
                                                                                     -----------         ----------
                                                                                     $    10,026         $    9,945
                                                                                     -----------         ----------
                                                                                     -----------         ----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                          September 30,
                                                                --------------------------           ----------------------------
                                                                  1999              1998                1999               1998
                                                                --------           -------           ---------          ---------
Revenues:
   Product sales ............................................   $  1,077           $   147           $  2,825          $     684
                                                                --------           -------           --------          ---------

Operating expenses:
   Product costs ............................................      1,266               454              3,382              1,503
   Research and development costs ...........................        864             1,155              3,437              2,883
   Selling, general and administrative costs ................      1,317             1,190              3,663              2,953
                                                                --------           -------           --------          ---------
     Total expenses .........................................      3,447             2,799             10,482              7,339
                                                                --------           -------           --------          ---------
       Loss from operations .................................     (2,370)           (2,652)            (7,657)            (6,655)
Interest income, interest expense and other income ..........         45                63                143                266
                                                                --------           -------           --------          ---------
       Loss before income taxes .............................     (2,325)           (2,589)            (7,514)            (6,389)

Income taxes ................................................          -                 -                 (2)                (2)
                                                                --------           -------           --------          ---------
         Net loss ...........................................     (2,325)           (2,589)            (7,516)            (6,391)

Less dividends on mandatorily redeemable Series A
  preferred stock ...........................................        (30)              (30)               (90)               (90)
                                                                --------           -------           --------          ---------
Net loss attributable to common stockholders ................   $ (2,355)          $(2,619)          $ (7,606)          $ (6,481)
                                                                --------           -------           --------          ---------
                                                                --------           -------           --------          ---------
Net loss per share attributable to common stockholders
  (basic and diluted) .......................................   $  (0.12)          $ (0.20)          $  (0.40)          $  (0.48)
                                                                --------           -------           --------          ---------
                                                                --------           -------           --------          ---------
Weighted average shares used to compute
  net loss per share attributable to common
  stockholders (basic and diluted) ..........................     20,399            13,422             18,966             13,404
                                                                --------           -------           --------          ---------
                                                                --------           -------           --------          ---------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                            ---------------------------
                                                                                              1999              1998
                                                                                            --------           --------
Cash flows from operating activities:
   Net loss ............................................................................... $ (7,516)          $ (6,391)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ......................................................      559                390
       Amortization of deferred compensation ..............................................       56                305
       Forgiveness of note receivable from officer ........................................        -                 57
       Write-off of note and interest receivable to research and development costs ........      890                  -
       Changes in operating assets and liabilities:
           Accounts receivable ............................................................     (375)               (65)
           Inventories ....................................................................      451               (686)
           Other current assets ...........................................................     (112)               (40)
           Other assets ...................................................................       20                 18
           Accounts payable, accrued expenses and deferred
                revenue ...................................................................      100                453
           Deferred rent obligation .......................................................       (5)                (5)
                                                                                            --------           --------
                  Net cash used in operating activities ...................................   (5,932)            (5,964)
                                                                                            --------           --------
Cash flows from investing activities:
   Purchase of equipment ..................................................................      (62)              (197)
   Notes receivable from officers .........................................................       (6)              (346)
   Loan to Pepgen .........................................................................      (64)              (768)
   Purchase of securities held to maturity ................................................   (1,450)            (1,873)
   Proceeds from maturity of securities ...................................................    1,380                  -
                                                                                            --------           --------
                  Net cash used in investing activities ...................................     (202)            (3,184)
                                                                                            --------           --------
Cash flows from financing activities:
   Proceeds from sale of stock ............................................................    8,132                126
   Expenses related to sale of stock ......................................................     (854)                 -
   Expenses related to purchase of certain assets of Cambridge Biotech ....................      (68)                 -
   Principal payments on capital lease obligations ........................................     (214)              (342)
   Principal payments on notes payable ....................................................   (1,100)                 -
   Proceeds from notes payable ............................................................    2,000                  -
                                                                                            --------           --------
                  Net cash provided by (used in) financing activities .....................    7,896               (216)
                                                                                            --------           --------
Net increase (decrease) in cash and cash equivalents ......................................    1,762             (9,364)
Cash and cash equivalents at beginning of period ..........................................    3,121             10,820
                                                                                            --------           --------
Cash and cash equivalents at end of period ................................................ $  4,883           $  1,456
                                                                                            --------           --------
                                                                                            --------           --------
Supplemental disclosure of cash flow activities:
     Cash paid for interest ............................................................... $    154           $     93
     Cash paid for income taxes ...........................................................        2                  2
Supplemental disclosure of noncash activities:
     Refinance of capital lease obligation ................................................       82                  -
     Acquisition of equipment through obligations under capital leases ....................        -                 34
     Dividends accrued on mandatorily redeemable Series A preferred stock .................       90                 90
     Revaluation of acquisition of certain assets of Cambridge Biotech ....................      293                  -
     Conversion of common stock subscribed to common stock ................................        3                  -
     Deferred compensation attributable to stock grants ...................................        -                 50

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1998 included in Form 10-K filed with the SEC on March 25, 1999.

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

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

(3)  INVENTORIES

Inventories are stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventories as of September 30, 1999 and December 31, 1998 consisted of the following (in thousands):


                                                                 1999                          1998
                                                              ----------                    ---------

                           Raw Materials                      $      310                    $     300
                           Work-in-Process                         1,092                        1,134
                           Finished Goods                            188                          314
                                                              ----------                    ---------
                               Total Inventory                $    1,590                    $   1,748
                                                              ----------                    ---------
                                                              ----------                    ---------

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

(5)  NOTE RECEIVABLE - RELATED PARTY (PEPGEN CORPORATION)

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

In May 1999, Pepgen received a financing offer from a third party that was contingent upon Calypte converting its note receivable due from Pepgen into an additional equity interest in Pepgen. At a meeting of the Calypte Board of Directors, the Board agreed for such a conversion to take place. Effective March 31, 1999, the Company has written off its total investment in the note receivable from Pepgen including all accrued interest as research and development costs. Additional amounts of $63,000 were spent on research and development related to Pepgen during the second quarter of 1999.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)
(6)  LINE OF CREDIT

In January 1999, the Company entered into a line of credit agreement to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. At September 30, 1999, the prime rate was 8.25%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by Calypte's assets. In January 1999, Calypte drew down $2.0 million on the line of credit. During the third quarter of 1999, the Company repaid $1.1 million on the line of credit. The balance of the line of credit at September 30, 1999 of $900,000 is to be repaid in nine equal monthly installments of principal, plus accrued interest.

(7)  SUBSEQUENT EVENT

On October 6, 1999, Calypte announced that its affiliated therapeutic company, Pepgen Corporation, secured $3.8 million in a new round of financing. Following the closing of the financing, Calypte owns 41 percent of Pepgen.

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

RESULTS OF OPERATIONS

The following represents selected financial data:


                                                                        (in thousands)                 (in thousands)
                                                                   ------------------------        -----------------------
                                                                      Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                   ------------------------        -----------------------
                                                                     1999           1998             1999           1998
                                                                   --------        --------        --------        --------
  Total revenue                                                    $  1,077        $    147        $  2,825        $    684
                                                                   --------        --------        --------        --------
  Operating expenses:
      Product costs                                                   1,266             454           3,382           1,503
      Research and development                                          864           1,155           3,437           2,883
      Selling, general and administrative                             1,317           1,190           3,663           2,953
                                                                   --------        --------        --------        --------
        Total expenses                                                3,447           2,799          10,482           7,339
                                                                   --------        --------        --------        --------
      Loss from operations                                           (2,370)         (2,652)         (7,657)         (6,655)
  Interest income (net of interest expense) and other income             45              63             143             266
                                                                   --------        --------        --------        --------
      Loss before income taxes                                     $ (2,325)       $ (2,589)       $ (7,514)       $ (6,389)
                                                                   --------        --------        --------        --------
                                                                   --------        --------        --------        --------

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

In the third quarter of 1999, revenue increased $930,000 or 633% to $1.1 million from $147,000 in the prior year's comparable period, due primarily to the acquisition of certain assets of Cambridge Biotech Corporation and the sale of products related to that acquisition.

Product costs increased $812,000 or 179% to $1.3 million for the three months ended September 30, 1999 from $454,000 for the three months ended September 30, 1998. Product costs during the three months ended September 30, 1999 were higher due to the sale of products related to the acquisition of certain assets of Cambridge Biotech Corporation.

Research and development expenses decreased $291,000 or 25% to $864,000 for the three months ended September 30, 1999 from $1.2 million in the corresponding period of the prior year. The decrease was due to research funding made to outside organizations and more personnel hired to complete research and development studies in 1998.

Selling, general and administrative expenses increased $127,000 or 11% to $1.3 million for the three months ended September 30, 1999 from $1.2 million for the three months ended September 30, 1998. The increase was primarily related to general and administrative costs associated with assets acquired from Cambridge Biotech Corporation offset by a decrease in the use of outside consultants and sales conferences in 1999.

Interest income (net of interest expense) and other income decreased $18,000 or 29% to $45,000 for the three months ended September 30, 1999 from $63,000 for the three months ended September 30, 1998. The decrease was primarily due to a decrease in the interest earned from cash reserves and securities held to maturity and the increase in interest expense related to borrowings on the bank line of credit.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

In the first nine months of 1999, revenue increased $2.1 million or 313% to $2.8 million from $684,000 in the prior year's comparable period due primarily to the acquisition of certain assets of Cambridge Biotech Corporation and the sale of products related to that acquisition.

Product costs increased $1.9 million or 125% to $3.4 million for the nine months ended September 30, 1999 from $1.5 million for the nine months ended September 30, 1998. Product costs during the nine months ended September 30, 1999 were higher due to the sale of products related to the acquisition of certain assets of Cambridge Biotech Corporation.

Research and development expenses increased $554,000 or 19% to $3.4 million for the nine months ended September 30, 1999 from $2.9 million in the corresponding period of the prior year. The increase was primarily due to the write-off of notes and interest receivable from a related party as research and development in 1999 offset by research funding made to outside organizations in 1998.

Selling, general and administrative expenses increased $710,000 or 24% to $3.7 million for the nine months ended September 30, 1999 from $3.0 million for the nine months ended September 30, 1998. The increase was primarily related to general and administrative costs associated with assets acquired from Cambridge Biotech Corporation offset by a decrease in the use of outside consultants in 1999.

Interest income (net of interest expense) and other income decreased $123,000 or 46% to $143,000 for the nine months ended September 30, 1999 from $266,000 for the nine months ended September 30, 1998. The decrease was primarily due to a decrease in the interest earned from cash reserves and securities held to maturity and the increase in interest expense related to borrowings on the bank line of credit.

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

In January 1999, the Company drew down $2.0 million on a line of credit with a bank. The borrowings under the line of credit agreement are secured by Calypte's assets. During the third quarter of 1999, the Company repaid $1.1 million on the line of credit. The balance of the line of credit at September 30, 1999 of $900,000 is to be repaid in nine equal monthly installments of principal, plus accrued interest.

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

OPERATING ACTIVITIES

For the nine months ended September 30, 1999 and September 30, 1998, the Company's cash used in operations was $5.9 million and $6.0 million, respectively. The cash used in operations was primarily for inventory, marketing the complete urine-based HIV-1 testing method and funding research and development, manufacturing, selling, and general and administrative expenses of the Company.

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

     WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE FUTURE. We have incurred losses in each year since our inception. Our net loss for the nine months ended September 30, 1999 was $7.5 million and our accumulated deficit as of September 30, 1999 was $64.3 million. We expect operating losses to continue as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for subsequent products.

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

     WE DEPEND UPON THE VIABILITY OF THREE PRODUCTS - OUR HIV-1 URINE-BASED SCREENING TEST AND OUR URINE AND BLOOD BASED SUPPLEMENTAL TESTS. Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our only products. Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

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

     We also plan to sell our products in certain foreign countries where they may be subject to similar local regulatory requirements. The imposition of any of the sanctions described above could have a material adverse effect on us.
     The regulatory approval process in the United States and other countries is expensive, lengthy and uncertain. We may not obtain necessary regulatory approvals or clearances in a timely manner, if at all. We may lose previously obtained approvals or clearances or fail to comply with regulatory requirements. The occurrence of any of these events would have a material adverse effect on Calypte.
     Before we begin to manufacture our product at our Alameda facility, we must obtain FDA approval for that facility. Delays in receiving the FDA's approval or other difficulties which we encounter in scaling-up our manufacturing capacity to meet demand could have a material adverse effect on us.

     WE HAVE RECEIVED WARNING LETTERS FROM THE FDA AND WE MUST SATISFY THE FDA'S CONCERNS IN ORDER TO AVOID REGULATORY ACTION AGAINST US. In November 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facility in Berkeley, California. On December 11, 1998, the Company responded in writing to each of the alleged deficiencies cited in the Warning Letter. Subsequently, the Company received a letter from the FDA in which the FDA requested further responses from the Company with regard to certain of such alleged deficiencies. The Company responded to the subsequent letter on June 1, 1999. On September 28, 1999, the FDA conducted a follow up inspection of the Company's Berkeley and Alameda, California facilities. If the FDA is not satisfied with the Company's responses and the Company's corrective actions, it could take regulatory actions against the Company including license suspension, revocation, or denial, seizure of products or injunction, or civil penalties or criminal sanctions. Any such FDA action would have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA as to such Warning Letter could adversely affect the Company's pending FDA license application for the Alameda facility.

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

     WE HAVE ADOPTED A SHAREHOLDER RIGHTS PLAN THAT MAY HAVE CERTAIN ANTI-TAKEOVER EFFECTS. On December 15, 1998, the Board of Directors of Calypte declared a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of Common Stock of the Company. The dividend is payable to the stockholders of record on January 5, 1999 with respect to share of Common Stock issued thereafter until a subsequent "distribution date" defined in a Rights Agreement and, in certain circumstances, with respect to share of Common Stock issued after the Distribution Date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Service, L.L.C. as Rights Agent, dated as of December 15, 1998.
     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer, or merger, which is approved by the Company because the Rights do not become exercisable in the event of a permitted offer or other acquisition exempted by the Board.

     WE MAY BE REMOVED FROM THE NASDAQ SMALLCAP MARKET IF WE FAIL TO MEET CERTAIN MAINTENANCE CRITERIA. The Nasdaq Stock Market inquired on one occasion whether we continue to meet the maintenance criterion for trading on the Nasdaq SmallCap Market. We currently meet the maintenance criterion but our ability to continue to do so will depend on whether we are able to maintain net tangible assets of at least $2,000,000 and whether the minimum bid price for our common stock exceeds $1.00 per share for at least ten consecutive business days during any period of 120 consecutive business days. The public trading volume of our common stock and the ability of our stockholders to sell their shares could be significantly impaired if we fail to meet the maintenance criteria and are removed from the Nasdaq SmallCap Market. In that case, our common stock would trade on either the OTC bulletin board, a regional exchange or in the pink sheets, which would likely result in an even more limited trading volume.

     THE PRICE OF CALYPTE'S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO EFFECT THE PRICE OF OUR STOCK. Our common stock has traded as low as $1.00 and as high as $3.31 during the first nine months of 1999. Some of the factors leading to the volatility include:
- price and volume fluctuations in the stock market at large which do not relate to our operating performance;
-    fluctuations in our operating results;
- announcements of technological innovations or new products which we or our competitors make;
-    FDA and international regulatory actions;
- availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;
-    developments with respect to patents or proprietary rights;
-    public concern as to the safety of products that we or others develop;
-    changes in health care policy in the United States or abroad;
- changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally; and
- issuance by us of additional shares of Common Stock in public or private financings.

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

     Calypte established a Year 2000 Task Force earlier this year. The task force has systematically examined each of the five key readiness areas by 1) identifying items with Year 2000 compliance concerns; 2) assessing the risk and impact of noncompliance for each item identified; and 3) correcting non-compliant items and testing the corrections to ensure readiness at both component and system levels. We have completed risk assessment in each area for our California and Maryland facilities, and correction and testing and the development of contingency plans are in process. Calypte's key suppliers have informed us that they have achieved substantial Year 2000 compliance.
We have also completed correction and testing in the Hardware readiness area and we believe that area to be Year 2000 compliant. Our assessment of our suppliers' Year 2000 readiness is based solely upon information received from our suppliers. Calypte does not have the means to independently verify the Year 2000 compliance of its suppliers. Based on the information from our key suppliers and compliance in our Hardware area, Calypte has identified software and third party service providers as the remaining areas in which Year 2000 failures could reasonably occur. Our Year 2000 Task Force is currently in the process of developing contingency plans for those areas. We expect to complete the development and testing of our contingency plans by December 17, 1999. Until we have completed our contingency plans we will not be in a position to identify our most reasonably likely worst case Year 2000 scenario. As of September 30, 1999, we have spent a total of approximately $27,000 on our Year 2000 program.

     We estimate that total Year 2000 costs to upgrade systems for our California and Maryland facilities will range from $35,000 to $45,000 with the majority of total costs to be incurred in the next month. At this time we do not anticipate that Calypte will incur significant operating expenses or be required to invest heavily in computer system improvements because our manufacturing process does not rely heavily on automation and our existing computer hardware has proven to be Year 2000 compliant. However, Calypte is continuing to assess and develop alternatives that will require refinement of its cost estimate over time. There can be no assurance that there will not be a delay in, or increased costs associated with, our Year 2000 compliance program. Therefore, the potential impact of possible complications on Calypte's financial condition and results of operations cannot be determined at this time. If computer systems used by Calypte or its suppliers or the product integrity of products provided to Calypte by suppliers fail or experience significant difficulties related to the Year 2000, Calypte's operations and financial condition could be adversely effected.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 1998, there have been no material changes in the Company's market risk exposure.

                           PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     Within the three years ended September 30, 1999, the Company completed three private placements of shares of its Common Stock. See "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. The shares sold in each private placement were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on Forms S-3 filed on October 21, 1997, January 19, 1999 and March 30, 1999. The proceeds from each private placement have been used to finance operations.

ITEM 5.    OTHER INFORMATION

ADVANCE OF 2000 ANNUAL MEETING OF STOCKHOLDERS

The Company's 1999 annual meeting is scheduled to be held on November 18, 1999. The date of its 2000 annual meeting has been advanced to June 15, 2000.

Under the rules of the Securities and Exchange Commission, stockholder proposals submitted for next year's Proxy Statement must be received by the Company no later than the close of business on January 14, 2000, to be considered. Proposals should be addressed to William A. Boeger, Secretary, Calypte Biomedical Corporation, 1440 Fourth Street, Berkeley, California 94710.

Any stockholder who wishes to bring a proposal before the Calypte Biomedical Corporation 2000 Annual Meeting of Stockholders, but does not wish to include it in the Company's proxy materials, must provide written notice of the proposal to Calypte's Secretary, at the above address, by February 14, 2000.

CHANGES TO SENIOR MANAGEMENT

On September 24, 1999, Calypte announced changes in several key management positions. John DiPietro, chief operating officer and chief financial officer, left Calypte to pursue other business interests. Upon his departure, DiPietro agreed to continue his association with the Company through nomination to its board of directors. Dick Van Maanen, the Company's director of sales and marketing, was named acting general manager of Calypte's California operations. In addition, Don Kafader joined the Company as its director of regulatory affairs on September 21, 1999.

SUBSEQUENT EVENT

On October 19, 1999, Calypte Biomedical announced further changes in several key management positions. Nancy Katz joined Calypte as president, chief operating officer, chief financial officer and as a member of its board of directors. David Collins, a member of the Company's board, assumed the role of chief executive officer. William A. Boeger, Calypte's former CEO, continues to serve as chairman of the board.

Boeger, who has been chairman since 1994, was asked to take on the additional duties of president and CEO in 1997. During his tenure as president, Boeger helped Calypte obtain FDA approval for its urine HIV-1 tests, acquire the HIV testing assets from Cambridge Biotech, restructure its overseas distribution and sign a major domestic distributor. In addition to his role as chairman, Boeger will continue as a consultant to the Company, focusing on key projects to increase domestic and international adoption of Calypte's HIV-1 tests.

Dave Collins brings to his new role at Calypte more than 30 years of experience in the pharmaceutical industry. Most recently, Collins was president of Schering-Plough HealthCare Products, Inc. This Schering-Plough subsidiary manufactures over-the-counter drugs like Drixoral Cold Medicine and Afrin Nasal Spray. Prior to working for Schering-Plough, Collins held a variety of positions during his 26-year career at Johnson & Johnson which included vice chairman, board of directors for Public Affairs & Planning, chairman, Consumer Products Sector, general counsel and corporate secretary.

Nancy Katz brings more than 18 years of experience in pharmaceutical marketing and sales to Calypte. Prior to joining Calypte, Katz served as president of Zila Pharm Inc., a prescription and non-prescription oral health care products company. Prior to working for Zila Pharm Inc., Katz led sales and marketing efforts for LifeScan, the diabetes testing division of Johnson & Johnson. Katz also served as vice president of U.S. marketing, directing LifeScan's marketing and customer call center departments. During her seven-year career at Schering-Plough Healthcare Products, she held numerous positions including senior director and general manager, marketing director, Footcare New Products and product director, OTC New Products.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibit 10.51*     Non-Exclusive Patent License Agreement
                                 between the Registrant and Public Health
                                 Service, dated June 30, 1999.
              Exhibit 10.52*     Distribution Agreement between the
                                 Registrant and Carter-Wallace, Inc., dated as of September 9, 1999.
              Exhibit 10.53      Letter Agreement between the Registrant and
                                 John D. DiPietro, dated as of September 17,
                                 1999.
              Exhibit 10.54      Consulting Agreement between the Registrant
                                 and John D. DiPietro, dated as of September 17,
                                 1999.
              Exhibit 27         Financial Data Schedule

         b.   Reports on Form 8-K

              None

         ------------------------
         *Confidential treatment has been granted as to certain portions of this exhibit.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CALYPTE BIOMEDICAL CORPORATION
                                -------------------------------
                                (Registrant)




Date:    11/15/99               By:     /s/ Nancy E. Katz
                                    ----------------------------
                                Nancy E. Katz
                                PRESIDENT, CHIEF OPERATING OFFICER AND
                                CHIEF FINANCIAL OFFICER
                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

         a.   Exhibit 10.51*     Non-Exclusive Patent License Agreement
                                 between the Registrant and Public Health
                                 Service, dated June 30, 1999.
              Exhibit 10.52*     Distribution Agreement between the
                                 Registrant and Carter-Wallace, Inc., dated as of September 9, 1999.
              Exhibit 10.53      Letter Agreement between the Registrant and
                                 John D. DiPietro, dated as of September 17,
                                 1999.
              Exhibit 10.54      Consulting Agreement between the Registrant
                                 and John D. DiPietro, dated as of September 17,
                                 1999.
              Exhibit 27         Financial Data Schedule

         ------------------------
         *Confidential treatment has been granted as to certain portions of this exhibit.