Form 10-K405
period 1999-12-31
CALYPTE BIOMEDICAL CORP
filed 2000-03-30
CIK 899426

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-20985

                            ------------------------

                         CALYPTE BIOMEDICAL CORPORATION

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         06-1226727
     (State or other jurisdiction of               (I.R.S. Employer Identification Number)
      incorporation or organization)

               1265 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA 94502
              (Address of principal executive offices) (Zip Code)

                                 (510) 749-5100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 15, 2000, 20,536,915 shares of the registrant's common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $67,603,804 computed at the closing price of the common stock on that date on the NASDAQ SmallCap Market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CALYPTE BIOMEDICAL CORPORATION

                                   FORM 10-K

                                     INDEX

                                                                           PAGE
                                                                           NO.
                                                                           ----
PART I.
Item 1.    Business....................................................       3
Item 2.    Properties..................................................      20
Item 3.    Legal Proceedings...........................................      20
Item 4.    Submission of Matters to a Vote of Security Holders.........      20

PART II.
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      21
Item 6.    Selected Consolidated Financial Data........................      23
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      23
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................      31
Item 8.    Financial Statements and Supplementary Data.................      32
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      33

PART III.
Item 10.   Executive Officers, Directors and Significant Employees of
           the Registrant..............................................      34
Item 11.   Executive Compensation......................................      36
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................      43
Item 13.   Certain Relationships and Related Transactions..............      44

PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................      46
           Signatures..................................................    II-1

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAIN MARKET ACCEPTANCE OF OUR NEW METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES, LACK OF EXPERIENCE SELLING AND MARKETING OUR HIV-1 URINE-BASED SCREENING TEST, LIMITED OPERATING HISTORY, AND INABILITY TO OBTAIN ADDITIONAL FINANCING, IF NEEDED, AS WELL AS THE OTHER RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Calypte Biomedical Corporation ("Calypte" or the "Company") believes that it is a leader in the development of a urine-based screening test for the detection of antibodies to the Human Immunodeficiency Virus, Type-1 ("HIV-1"), the putative cause of Acquired Immunodeficiency Syndrome ("AIDS"). The Company has integrated several proprietary technologies to develop a test which, in clinical trials, detected the presence of HIV antibodies in urine with 99.7% sensitivity in subjects known to be HIV-1 infected (as identified through blood-based screening tests). In subjects at low risk for HIV ("low risk subjects"), the specificity of the screening test with a companion Western Blot supplemental test was 100%. Calypte believes that its proprietary urine-based test offers significant advantages compared to existing blood-based tests, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. Urine collection is non-invasive and painless, and urine is the most commonly collected body fluid. The Company estimates that the cost of collecting, handling, testing and disposing of urine specimens will be significantly less than that of blood specimens. Independent studies report that the likelihood of finding infectious HIV virus in urine is extremely low, which greatly reduces the risk and cost of accidental exposure to health care workers, laboratory personnel, and patients being tested.

    In August 1996, the Company received a product license and an establishment license from the Food & Drug Administration ("FDA") to manufacture and sell, in interstate and foreign commerce, the Company's urine-based HIV-1 screening test for use in professional laboratory settings. In May 1998, Cambridge Biotech Corporation ("Cambridge Biotech") also received such licenses from the FDA with respect to the urine HIV-1 Western Blot test that confirms the presence of antibodies to HIV-1 in urine samples. This test is used on samples that are repeatedly reactive in Calypte's HIV-1 urine antibody screening test. Calypte's screening test, when used with the Western Blot supplemental test for urine, provides the only complete FDA-approved urine-based HIV testing method.

    In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to Cambridge Biotech's Western Blot product line for certain infectious diseases. The acquisition included the urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T-Lymphotropic Virus (HTLV).

    In November 1999, Calypte received FDA approval of a "Day Assay" format for its "Cambridge Biotech" HIV-1 Western Blot assay. The FDA approval now permits use of this supplemental test in either a "Day Assay" (five hour) or overnight format, and will provide more rapid test results for customers and their patients who need the results of their HIV tests as rapidly as possible.

    The Company intends to develop additional or improved urine and blood-based tests for other infectious and viral diseases. The Company will also continue to explore the potential for an over-the-counter in-home urine collection kit.

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

    According to the World Health Organization and the Joint United Nations Programme on HIV/AIDS, by the end of 1999, an estimated 50 million people have been infected with HIV, of whom over 16 million have already died from the disease, and each day 16,000 more become infected. HIV is spread by a transfer of bodily fluids primarily through sexual contact, blood transfusions, the sharing intravenous needles, accidental needle sticks and transmission from infected mothers to newborns. The World Health Organization reports that about
2.2 million people died of AIDS in 1998 and the annual death toll is likely to continue to rise for years to come.

    The discovery in 1984 of circulating HIV antibodies in the blood led to the development and widespread use of HIV blood screening tests. Testing by blood banks of blood used in transfusions soon followed in an effort to maintain and protect the integrity of the blood supply. Most HIV antibody screening tests are enzyme immunoassays ("EIAs"). These tests operate on the principle that antibodies will react with a known antigen; this reaction is detected by using enzymes as indicators. Outside of blood bank screening, physicians, the life insurance industry, the military, the criminal justice system, and the Immigration and Naturalization Service generate the largest domestic demand for HIV testing.

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

    HIV blood testing can be expensive and poses risk of infection to health care personnel. The typical HIV screening test requires a trained health care worker or phlebotomist to draw and centrifuge a blood sample, which is then tested for the presence of HIV antibodies. Blood is typically drawn at physician offices, clinics, hospitals or blood draw stations, where trained personnel are available, and then sent to a laboratory for HIV testing. Blood samples and related blood-sampling equipment require careful handling if healthcare personnel are to avoid accidental exposure to blood-borne pathogens, including HIV. In addition, the use of blood-based tests has become increasingly costly because of the costs of disposing of potentially infected specimens, syringes, needles and transfer tubes. The overall cost of blood-based testing has precluded large public health screening programs, particularly in less developed countries, many of which have significantly higher rates of HIV infection than that of the U.S. Even in the United States, certain populations are not routinely screened due to the high cost of blood-based testing.

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

    HIV screening can also be performed by using a dried blood spot ("DBS") specimen. DBS sampling, which was developed in the late 1980's, is a variant of blood sampling initially designed for the testing of newborns. The DBS sampling method involves sticking a baby's heel or an adult's finger with a sharp lancet and collecting five or six drops of blood onto filter paper. The laboratory punches the dried blood spots out of the filter paper, and the non-cellular components of the blood spot are eluted back in liquid form by soaking the punches in diluent. The resulting fluid is then assayed by one of several traditional serum/plasma enzyme immunoassays licensed for use with DBS.

    The DBS method, which is comparable in cost to traditional serum tests, is susceptible to problems in sample variability, the adequacy of volume for testing, pain on blood sampling and invasiveness.

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

    LOWER OVERALL COST. The Company's urine-based screening test may lower significantly the overall cost of testing for HIV infection because the cost of collecting, transporting, testing and disposing of urine specimens can be significantly less than that of blood specimens, and less than the cost of an oral fluid screening test. Additional cost savings may accrue as a function of reduced needlestick incidents and their associated counseling, testing and lost productivity. With respect to oral fluid screening tests, the Company believes that each oral fluid collection device costs between $2.00 to $4.00, while a urine collection cup costs approximately $0.20. Moreover, since urine is often already being collected for other testing purposes, the incremental cost of collecting urine samples is likely to be lower than collecting oral fluids. Nonetheless, the total cost of deploying urine, blood or oral-based HIV screening tests or a combination thereof will vary according to the testing purpose and protocol and whether other diagnostic tests are performed simultaneously. The ancillary costs (such as collection method, accidental exposure to HIV and sample disposal) associated with blood testing are more expensive than urine testing.

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

    RELIABILITY. The Company has performed clinical studies demonstrating the effectiveness of using urine as a reliable and clinically valid sample for HIV testing. In Company-funded clinical trials conducted by or on behalf of the Company, for the HIV-1 urine EIA and the urine Western Blot supplemental test, more than 11,000 paired blood and urine specimens were tested. Two measures of the reliability of our urine-based HIV test were employed--specificity and sensitivity. Specificity is the ability of an assay or method to identify all non-HIV infected individuals correctly. Sensitivity is the ability of the assay or method to detect truly HIV-infected individuals. In recent studies where specificity was assessed by testing specimens from a combined subset of low risk subjects, the resulting specificity was 100% for the screening test in conjunction with the supplemental test. Sensitivity (correlation to blood tests) of the urine testing method was estimated by testing samples from a subset of individuals known to be infected with HIV-1, including those with a clinical diagnosis of AIDS. The sensitivity in that subset was measured at 99.7%.

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

    The Cambridge HIV-1 Western Blot kit for use with urine is dedicated to urine testing by virtue of the urine Western Blot controls included with the Western Blot blood kit and a different blot interpretation criterion. For urine, blots showing the presence of a single band, gp160, equal to or greater intensity than the low positive urine Western Blot control are interpreted as a positive HIV-1 result. Urine blots have a lower indeterminate rate than blood, allowing more definitive negative or positive results.

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

THE CAMBRIDGE BIOTECH BLOOD-BASED HIV-1 SUPPLEMENTAL TEST

    As the first of the four supplemental blot tests for blood HIV-1 antibodies to be FDA-licensed, the Cambridge Biotech HIV-1 Western Blot kit has been in commercial distribution for more than 8 years. Since the FDA's November 1999 approval of a "Day Assay" format, the supplemental test is available in both a five-hour and an overnight format.

THE SENTINEL TESTING SERVICE

    In January 2000, the Company announced its participation in a new national urine-based testing service for HIV-1 antibody, chlamydia, and gonorrhea. The new service, called Sentinel, is a collaboration between the Company, Wampole Laboratories, a division of Carter-Wallace, Inc. and Clinical Reference Laboratory. The service is a painless, non-invasive, urine-based sampling method designed to identify HIV-1 antibody, and the chlamydia and gonorrhea sexually transmitted diseases ("STDs"). The Sentinel service provides a three-day response and is priced below the Medicaid reimbursement level in most states. The service will be targeted to medical clinics and physicians and is expected to begin in the second quarter of 2000. The Company manufactures the HIV-1 antibody tests used in the Sentinel service. The Company and Wampole Laboratories will jointly market the testing service. Clinical Reference Laboratory will perform the laboratory analysis for the testing service.

PRODUCTS UNDER DEVELOPMENT

    The Company's research and development efforts are directed toward process improvements and the development of select high-priority new diagnostic products. Priority is determined on the basis of feasibility, probable cost to develop, regulatory complexity, market size and competition.

    RAPID TEST. The Company has been investigating the feasibility of a rapid test in response to the reports by the Center for Disease Control and Prevention
(CDC) on the value of immediate HIV antibody test results. The high number of individuals who do not return for test results and counseling constitutes a threat to the public health. In addition, in emergency rooms, delivery rooms and other settings, there is an urgent need to know the HIV status of the patient. Since AZT treatment of pregnant mothers, even at delivery and for the newborn, has been shown to result in a substantial decrease in HIV transmission, there appears to be a new market for the reliable rapid test format. The development of the rapid test remains at an early stage. At this time, the Company believes it would be premature to issue predictions as to the product's reliability and cost or the likelihood of success and timing of product development.

    OTHER DIAGNOSTICS. The Company intends to develop additional or improved urine and blood-based tests for other infectious and viral diseases. The Company is focusing development on products which are complementary to its existing product line and market opportunities. These may include development of urine-based tests for assessment of liver and cardiac risk to be used in the insurance underwriting industry and a supplemental test for HTLV.

    OTC. The Company will continue to explore the potential for an over-the-counter in-home urine collection kit for use in HIV diagnosis. However, due to regulatory approval uncertainties and cost concerns, this is not a high-priority development for the Company.

    RESEARCH AND DEVELOPMENT SPENDING. The Company has invested the funds in research and development that it believes to be necessary and appropriate to bring its innovative HIV-1 urine-based screening test to the market. The Company spent $4.1 million, $3.9 million, and $3.7 million on product research and development in 1999, 1998, and 1997, respectively. Future spending will be devoted to product and process improvements and new product development and the level of spending will, accordingly, vary from past spending levels.

SALES, MARKETING AND DISTRIBUTION

    The Company's marketing strategy is to use distributors, focused direct selling, telemarketers, and direct mail to penetrate certain targeted domestic markets. The Company maintains a small direct sales force to sell the Company's HIV-1 screening test and potential future products to laboratories serving the life insurance market. International and other U.S. markets will be addressed utilizing diagnostic product distributors. In late summer of 1998, the Company began selling its combined urine-based HIV-1 test with the Western Blot supplemental test in the U.S. To date, the Company has received approval for the sale of its product outside of the U.S. only in Indonesia. Several international approvals are pending, and the Company is working collaboratively with its distributors to obtain regulatory approval to market and promote the products in their local markets.

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

    The following table summarizes the markets and geographic regions covered by the Company and its distributors for its HIV-1 test.

COMPANY                              GEOGRAPHIC REGION                   MARKETS
-------                        -----------------------------  -----------------------------
Calypte......................  United States                  Laboratories serving the life
                                                                insurance testing market.
Calypte......................  Canada                         All
Wampole Laboratories.........  United States                  All but the above
                                                                 laboratories.
Otsuka.......................  Japan                          All
Teva Medical Ltd.............  Israel                         All
Pacific Business
  Development, Inc...........  South Korea                    All
Chemitech International
  Company....................  Egypt, Oman, Yemen, Kuwait,    All
                                 Jordan, Lebanon, United
                                 Arab Emirates
Professional Biotech Pvt.
  Ltd........................  India                          All
POS Biological Espana,
  S.L........................  Spain and Portugal             All
Uni-Health Services Sdn.
  Bhd........................  Malaysia                       All

    WAMPOLE LABORATORIES. In September 1999, the Company appointed Wampole as its exclusive U.S. distributor to the hospital, public health, and reference lab markets. The agreement has an initial five-year term and on-going exclusivity within this term is predicated on the purchase of minimum volumes of the Company's product.

    OTSUKA PHARMACEUTICAL CO., LTD. Otsuka is a Japanese integrated health care and consumer products conglomerate. In an agreement first created in August 1994, and amended in December 1998, the Company appointed Otsuka as its exclusive distributor for all market segments in Japan. The agreement extends through 2004 and is terminable without cause by Otsuka upon 120 days notice.

    TEVA MEDICAL LTD. (FORMERLY TRAVENOL LABORATORIES (ISRAEL) LTD.). In December 1994 the Company entered into an agreement with TEVA Medical Ltd. ("TEVA"), which gives TEVA exclusive rights to distribute the HIV-1 test and to use the trademark "Calypte" within Israel. Under the agreement, TEVA will undertake registration of the product in Israel with the Company paying regulatory fees. The agreement has no fixed term and requires no minimum purchase levels.

    PACIFIC BUSINESS DEVELOPMENT, INC. The Company appointed Pacific Business Development ("Pacific") as its exclusive distributor for all market segments in South Korea in July 1999. Pacific's business partner in Korea is Baecam Medical Co. Ltd. This agreement has an initial three-year term. Continuing exclusivity during the term of the agreement is predicated on the purchase of minimum volumes of product following the product's successful registration in South Korea.

    CHEMITECH INTERNATIONAL COMPANY. The Company appointed Chemitech International Company as its exclusive distributor for all market segments in seven Middle Eastern countries in March 1999. The agreement is extendable year-by-year and on-going exclusivity is predicated upon specified minimum purchases following successful local registration of the product.

    PROFESSIONAL BIOTECH PVT. LTD. In March 1999, the Company appointed Professional Biotech Pvt. Ltd. as its exclusive distributor for all market segments in India. The agreement's initial term is eighteen months, extendable thereafter. Extension of the agreement and on-going exclusivity are negotiable following successful local registration of the product.

    POS BIOLOGICAL ESPANA, S.L. The Company appointed POS Biological Espana, S.L. as its exclusive distributor for all market segments in Spain and Portugal in October 1999. This agreement has an initial term of three years. Continuing exclusivity during the term of the agreement is contingent upon specified minimum purchases following successful local product registration.

    UNI-HEALTH SERVICES SDN. BHD. In October 1999, the Company appointed Uni-Health Services Sdn. Bhd. as its exclusive distributor for all market segments in Malaysia. The distribution agreement has an initial term of one year. Extension of the agreement and continuing exclusivity are dependent upon the purchase of specified minimum volumes of product following the product's successful local registration.

    The Company's products represent an alternative to the blood-based method of determining the presence of HIV antibodies and there can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients or health care payors, even if necessary international and U.S. regulatory and reimbursement approvals are obtained. The Company believes that recommendations and endorsements by the medical community will be essential for market acceptance of the products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company has little experience marketing and selling its products either directly or through its distributors. The Company's marketing strategy relies upon its alliance with third-party distributors for the success of its products. There can be no assurance that the Company's direct sales force will be effective, that its distributors will market successfully the Company's products or that, if such relationships are terminated, the Company will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the Company's distribution, sales or marketing network, or failure of the Company's products to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

    In 1999, the Company's revenue from product sales totaled $3.7 million. Over 96% of Calypte's 1999 product sales revenues arose from sales to customers in the United States. Consistent with its policy of maintaining inventory levels that are adequate to minimize the lead time required to fulfill customer orders, the Company had no backlog of unfilled orders at either December 31, 1999 or 1998.

    The Company is currently negotiating with other potential distributors of its HIV product line in various countries, including China, Brazil, and South Africa. In March 1999, the Chinese National Center for AIDS Prevention and Control (NCAIDS) and the Chinese Academy of Preventive Medicine (CAPM) signed a letter agreement with Calypte to use Calypte's urine HIV-1 test in various HIV screening applications including: STD clinics, military personnel, pregnant women, children, marriage license applications and insurance applications. The Company continues to pursue a definitive distribution agreement for its products in China.

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

    Calypte's manufacturing operations for its HIV-1 screening test are located in Berkeley, California with an estimated annual capacity of approximately 4.5 million tests. The Company received an establishment license from the FDA for the production of its HIV-1 screening test at this facility on August 6, 1996. The Company has completed a larger manufacturing facility in Alameda, California for which FDA approval is pending. The capacity of the Alameda facility is approximately 20 million tests per year. In February 2000, the Company filed a new license application for the Alameda facility. The Company intends to continue manufacturing in its Berkeley facility until the FDA approves the license for its Alameda facility.

    In December 1998, the Company acquired certain assets of Cambridge Biotech Corporation, including the manufacturing facilities for its HIV-1 product line in Rockville, Maryland. The Rockville facility also has an establishment license from the FDA for the urine and blood-based Western Blots.

    In November 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facilities in Berkeley and Alameda, California. On December 11, 1998, the Company responded in writing to each of the deficiencies cited in the Warning Letter. The Company subsequently received another letter from the FDA requesting further responses regarding certain of the deficiencies. The Company responded to the subsequent letter on June 1, 1999. The FDA conducted a follow-up inspection of the Berkeley and Alameda facilities on September 28 through October 7, 1999, which resulted in observations requiring corrective action or response from the Company. The Company submitted its written responses to the FDA's inspection observations on November 4, 1999. On March 21, 2000, the Company received a response from the FDA requesting additional information. The Company is preparing its response to this request.

    In May 1999, the Company received a Warning Letter from the FDA following an inspection by the FDA of its manufacturing plant in Rockville, Maryland. The Warning Letter was based upon an inspection of the Rockville manufacturing facility that was conducted between November 20 and December 11, 1998, which cited a number of significant observations. On May 24, 1999, the Company responded in writing to each of the deficiencies cited in the Warning Letter. On November 19, 1999, the Company received a letter from the FDA stating that the Company's responses were considered adequate, and the Warning Letter was formally closed. Between November 30, and December 9, 1999, the FDA conducted a follow-up inspection of the Rockville facility that resulted in observations requiring corrective actions or response from the Company. On January 7, 2000, the Company responded in writing to each of the FDA observations and is awaiting the FDA's reply. On March 21, 2000, the Company received a response from the FDA requesting additional information. The Company is preparing its response to this request.

    If the FDA is not satisfied with the Company's responses and corrective actions regarding these matters at either its Alameda or Rockville facilities, the FDA could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA on these matters may adversely affect receiving approval for the Alameda facility and/or the Company's ability to export its products to certain international markets.

    Calypte purchases raw materials and uses components in the manufacture of its products that it obtains from various suppliers and relies on single sources for a few of these components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company uses some single-source components, and any delay or interruption in supply of these components could significantly impair the Company's ability to manufacture products in sufficient quantities, particularly as Calypte increases manufacturing activities in support of commercial sales.

    The Company has limited experience in the commercial-scale manufacture of its products. The Company currently manufactures its products for sale, for submission to FDA for ongoing compliance, for clinical trials, and for building its inventory. Calypte may encounter difficulties in scaling-up production of its products, including problems involving production yields, quality control and assurance, raw material supply and shortages of qualified personnel. Due to Calypte's limited manufacturing experience, its estimates with regard to these and other operational requirements may be incomplete or inaccurate and unanticipated events and circumstances are likely to occur. The larger Alameda facility will be needed if and when demand for the screening test exceeds the more limited capacity of the Berkeley facility. Difficulties encountered by the Company in manufacturing scale-up to meet demand, including delays in receiving FDA approval for the Alameda facility, could have a material adverse effect on its business, financial condition and results of operations.

    Due to the nature of its manufacturing processes, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, discharge, handling and disposal of certain materials and wastes. There can be no assurance that the Company will not be required to incur significant costs to comply with land use and environmental regulations as manufacturing is scaled-up to commercial levels, nor that the operations, business or financial condition of the Company will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies. There can be no assurance that the Company will be able to obtain and maintain all required permits in connection with the operation of its manufacturing facilities. When the Company begins to produce products on a larger commercial scale, it will be a significant user and disposer of water. The disposal of water used in the Company's manufacturing processes must comply with applicable federal, state and local environmental protection laws, and compliance with these laws may be costly and difficult.

    The manufacturing facility in Maryland is a specialized facility incorporating Biosafety Level 3 controls for the manipulation of potentially infectious biological agents (HIV and HTLV viruses) as well as the use of hazardous chemical materials. As such, this facility and the products manufactured there are subject to rigorous Federal, State and local regulatory controls including registration, licensing and specific material use permits. Should it become necessary at some future point to move the Maryland operations to a different location, significant costs, time and resources would likely be required to validate such a transfer and obtain the required regulatory clearances.

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

INVESTMENT IN PEPGEN

    In October 1995 Calypte purchased an equity interest in Pepgen Corporation ("Pepgen"), a development-stage therapeutic research and drug development company with two lead compounds. The first compound is an interferon product, called interferon-tau, which early animal trials have shown to be promising both as an anti-viral and anti-tumor agent with less toxicity than other interferons. In February 1999, Pepgen received clearance from the FDA to commence Phase I human clinical trials of interferon-tau for patients who have multiple sclerosis. Pepgen's second lead compound is hybrid interferon alpha. Preliminary studies indicate that hybrid interferon alpha shows lower levels of toxicity than currently available alpha interferons while retaining the anti-viral and anti-tumor activity of alpha interferon. Pepgen expects to conduct additional IN VITRO and IN VIVO preclinical studies on hybrid interferon alpha and, if such studies are successful, Pepgen plans to submit an investigational new drug application (IND) to the FDA.

    The Company purchased its equity position in Pepgen for $2.5 million, comprised of $1.0 million paid at closing, $1.0 million payable to Pepgen pursuant to a promissory note and options to purchase the Company's Common Stock valued at $500,000. The $1.0 million promissory note balance was paid in October 1996. The options were granted to Pepgen shareholders for the purchase of an aggregate of 475,000 shares of the Company's Common Stock at a price of $7.50 per share, of which 100,000 shares were immediately exercisable and the remaining 375,000 shares are exercisable upon attainment of certain milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. In addition, Calypte is entitled to elect one of the five Board members of Pepgen.

    During 1998, the Company loaned Pepgen a total of $768,000 at an effective interest rate of 10%. During the first quarter of 1999, the Company loaned Pepgen an additional $64,000 at an interest rate of 10%. The notes receivable from Pepgen were secured by all of Pepgen's intellectual property, as well as by a personal guaranty from Pepgen's Founder and Chairman and a standby guaranty from Pepgen's President. The entire loan plus interest was due July 1, 1999.

    In May 1999, Pepgen received a financing offer from a third party that was contingent upon Calypte converting its note receivable due from Pepgen into an additional equity interest in Pepgen. At a meeting of the Calypte Board of Directors, the Board agreed to the conversion. Consequently, effective
March 31, 1999, the Company wrote off its total investment in the note receivable from Pepgen, including accrued interest, as research and development costs. Additional amounts totaling $63,000 were spent on research and development related to Pepgen during the second quarter of 1999. On October 6, 1999, Pepgen secured $3.8 million in a new round of financing. Calypte currently owns 38% of Pepgen. See Item 13, "Certain Relationships and Related Transactions."

PATENTS, PROPRIETARY RIGHTS AND LICENSES

    The Company believes that its future success will depend in large part on its ability to protect its patents and proprietary rights. Accordingly, the Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company has two U.S. patents, one pending U.S. patent application, six foreign patents, and eight pending foreign patent applications. In addition, the Company currently has the right to utilize certain patents and proprietary rights under licensing agreements with New York University ("NYU"), Cambridge Biotech Corporation, Repligen, and Texas A&M University System. These license arrangements secure intellectual property rights for the manufacture and sale of the Company's products.

    The Company has licensed from NYU, on an exclusive basis, a U.S. patent for the detection of antibodies to HIV in urine. The rights under the license extend until the expiration of the U.S. patent in 2009 provided the Company makes certain payments. The Company has the right to make, use, sell and sublicense products utilizing the technology described in the patent and is obligated to make certain fixed and royalty payments to NYU to maintain exclusivity of the license. In connection with the NYU license, the Company also funded research at NYU through 1999. The Company has exclusive worldwide license to NYU inventions that arise from the research funded by the Company.

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

    In the event that the Company does not develop alternate sources of revenues, its obligation to make minimum royalty payments under licenses requiring such payments could have a material adverse impact on the Company's results of operations. Failure to make required minimum royalty payments may also result in the loss by the Company of exclusivity under, or termination of, such certain licenses.

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

MANUFACTURING FACILITIES

    The FDA requires the Company's products to be manufactured in compliance with GMP regulations. In addition, the Company is subject to certain additional manufacturing regulations imposed by the State of California and the State of Maryland for the Rockville facility where the blots are manufactured. These regulations require that the Company manufacture its products and maintain related documentation for testing and control activities. The Company's facilities and manufacturing processes have been periodically inspected by the State of California and other agencies and remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance its manufacturing facilities will satisfy GMP or California and Maryland manufacturing requirements. Enforcement of the GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly enforced. In the event that the FDA determines the Company to be out of compliance with its regulations and to the extent that the Company is unable to convince the FDA of the adequacy of its compliance, the FDA has the power to assert penalties, including injunctions or temporary suspension of shipment until compliance is achieved. In addition, the FDA will not approve an ELA or PMA if the facility is found in noncompliance with GMPs. Such penalties could have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing" section with respect to Warning Letters received by the Company from the FDA in November, 1998 and May 1999 and observations made in subsequent FDA inspections.

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

    PRODUCT LIABILITY AND RECALL RISK; LIMITED INSURANCE COVERAGE. The manufacture and sale of medical diagnostic products subject Calypte to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims that exceed our insurance coverage could have a material adverse effect on us. We maintain a $10,000,000 claims made policy of product liability insurance. However, product liability insurance is expensive. In the future, we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability that we incur in connection with clinical trials or sales of our products.

INTERNATIONAL

    Distribution of the Company's products outside the United States is also subject to regulatory requirements that vary from country to country. In a number of foreign countries, FDA approval is required prior to approval in that country. The export by the Company of certain of its products that have not yet been approved for domestic commercial distribution may be subject to FDA export restrictions. To date, in countries operating their own agencies for the evaluation and registration of HIV testing kits, the Company has received approval for the sale of its product in Indonesia only. Approval and registration processes are underway in several other countries. Failure to obtain additional regulatory approvals or failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company believes that HIV screening tests designed to use oral fluid may offer significant competition to the Company's urine-based HIV-1 screening test. The OraSure-TM- collection device manufactured by Epitope, Inc. ("Epitope") used in conjunction with an HIV-1 EIA manufactured by Organon-Teknika received FDA approval for marketing in the United States in December 1994. In June 1996, Epitope received approval from the FDA for a western blot oral-fluid confirmatory test.

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

    Essentially all of the Company's competitors actively market their diagnostic products outside of the U.S. In addition, outside of the U.S., where the regulatory requirements for HIV screening tests are less demanding than those of the FDA, a much wider range of competitors can be found. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurances that the Company's products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval.

EMPLOYEES

    As of December 31, 1999, the Company had 60 full time employees, thirteen of whom were engaged in or directly supported the Company's research and development activities, 30 of whom were in manufacturing, facilities and quality assurance, seven of whom were in marketing and sales and 10 of whom were in administration. The Company's employees are not represented by a union or collective bargaining entity. The Company believes its relations with its employees are good.

    William A. Boeger, the Chairman of the Board of Directors of the Company, also serves as a board member of Pepgen. In addition, Mr. Boeger and Dr. Howard
B. Urnovitz, the Company's Chief Science Officer are both officers of the Chronic Illness Research Foundation, a non-profit organization. In March 2000, Mr. Boeger and Dr. Urnovitz announced the formation of a commercial company, Chronix Biomedical, which will focus on novel ways to detect abberant genes in individuals with chronic diseases. David E. Collins, Calypte's Chief Executive Officer, also serves as a director of several private companies. Accordingly, although these individuals devote such working hours as each deems reasonably necessary to the business of the Company, they do not devote all of their working hours to the Company's affairs.

SCIENTIFIC ADVISORY BOARD

    The Scientific Advisory Board is composed of certain of the Company's scientists and other leading scientists who have been actively involved in pioneering HIV research. Scientific Advisory Board members meet as a group and individually with management and key scientific employees of the Company on an as-needed basis. Scientific Advisory Board members have taken an active role in helping the Company identify scientific and product development opportunities and recruiting and evaluating the Company's scientific staff. The Company has granted options to acquire its Common Stock to members of the Scientific Advisory Board.

    The members of the Scientific Advisory Board and their experience are set forth below:

    ABUL K. ABBAS, M.D., Professor, Chairman, Department of Pathology, University of California, San Francisco Medical Center. Dr. Abul Abbas is an expert in the cellular interactions and cytokine regulation of the immune response. Professor Abbas received his M.D. in India in 1968 and interned at Harvard Medical School in 1970. He held the position of Professor of Pathology at Harvard University Medical School from 1991 to 1999. Professor Abbas has also received the Parke-Davis Award for Experimental Pathology (1987).

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

    TOBY D. GOTTFRIED, PH.D. has served as the Company's Director of Research and Development since joining the Company in 1988. From 1983 until 1988 she was a founding Senior Scientist of Carcinex Corporation, a cancer therapeutic company. From 1978 until 1980, Dr. Gottfried was a scientist at the Hepatitis Research Laboratory of the University of California, San Francisco Medical Center. Her post-doctoral fellowship from 1980 until 1988 at the University of California, Berkeley, was in the area of monoclonal antibody attachment to toxins for targeting cancer cells.
Dr. Gottfried received her Ph.D. in Biochemistry from the University of Pennsylvania and her B.S. from Cornell University.

    HOWARD JOHNSON, PH.D., Graduate Research Professor, Department of Microbiology and Cell Science at the University of Florida in Gainesville. From 1985 to 1988 he was Professor in the Department of Comparative and Experimental Pathology at the University of Florida. Prior to this, Dr. Johnson was also on the faculty of the University of Texas. He holds the patent on arginine vasopressin-binding antihypertensive peptide. He is currently a member of a National Advisory Council for the National Institutes of Health. Dr. Johnson received his B.S. and Ph.D. degrees from Ohio State University.

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

    LUC MONTAGNIER, M.D., Director of Viral Oncology, Pasteur Institute, Paris, France. Professor Montagnier began his career as a researcher at the Centre National de la Recherche Scientifique. In 1972, he joined the Pasteur Institute and formed the Division of Viral Oncology. In 1983, he discovered the HIV virus and showed its etiologic role in AIDS. In 1985, his research team isolated the second human AIDS virus (HIV-2) from West African patients. In 1998, Professor Montagnier expanded his research efforts to the United States by accepting an endowed professorship at Queens College, New York. He is in charge of the Center for Molecular and Cellular Biology, where research efforts are focused on HIV therapeutics and vaccines. Professor Montagnier also continues his research efforts in Paris at both the Pasteur Institute and his World Foundation AIDS Research and Prevention. Among the numerous honors and prizes received by Professor Montagnier are the Rosen Price (1971), The Gallien Prize (1985), the Lasker Prize (1986), the Gairdner Price (1987), the Japan Prize (1988), and the Amsterdam Prize (1994). He is also a Comandeur de l'Ordre National merite and is a Director of the French National Center of Scientific Research.

    HOWARD B. URNOVITZ, PH.D. is the Company's Chief Science Officer, a Director, and its founder. Prior to founding the Company in 1988, Dr. Urnovitz was a Senior Scientist at the Institute of Cancer Research in San Francisco from 1985 to 1987. He was Director of Molecular and Cellular Engineering at Xoma Corporation, a biotechnology corporation, from 1983 to 1985. Prior to this, he was Director of the Hybridoma Laboratory at the University of Iowa.
Dr. Urnovitz received a B.S. in Microbiology and a Ph.D. in Microbiology from the University of Michigan, and completed a post-doctoral study at Washington University.

RISK FACTORS

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES

    The Company leases approximately 22,000 square feet of office, research, and manufacturing space in Alameda, California under a lease that expires in November 2003 and includes an option to renew for one five-year period. The Company also leases approximately 20,000 square feet of office, research, and manufacturing space in Berkeley, California. The existing lease expires in August 2000, with the option to renew on a monthly basis at the Company's option.

    Calypte also subleases properties in Rockville, Maryland. The sublease of approximately 42,000 square feet of office and manufacturing space expires in October 2006. An additional sublease of approximately 1,000 square feet of manufacturing space expires March 2000, with no option to renew. During the first quarter of 2000, the Company relocated the activities formerly conducted in this facility to its primary leased space in Rockville. The Company believes that existing facilities are adequate to support its activities for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Calypte's stockholders voted on four proposals at its 1999 annual meeting of stockholders, which was held on November 18, 1999. Proposal 1 was to re-elect all of the Calypte directors to serve as members of the Calypte Board of Directors until the 2000 Annual Meeting.

    Proposal 2 was to increase the number of shares of common stock reserved for issuance under the 1991 Incentive Stock Plan by 500,000 shares.

    Proposal 3 was to i) increase the number of shares of common stock reserved for issuance under the 1999 Director Option Plan by 150,000 shares, ii) allow option grantees thereunder to transfer some or all of their options so granted to immediate family members during the lifetime of the grantee; iii) allow the Board of Directors of Calypte to determine the number of options to be granted to directors, provided that the number of options for each newly-elected director in any given year will be the same for each such director and the number of options for each re-elected director in any given year will be the same for each such director; iv) provide for each grant under the plan to vest monthly over the twelve month period commencing with the date of election or re-election of the optionee as director, provided that such option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting ocurs less than one year after the date of grant;
v) provide that each option granted will be exercisable over a period of ten years commencing with the date of such option grant to the extent the option has become vested, regardless of whether the optionee has terminated service as a board member provided, however, that if an optionee is removed from the board, the option will terminate if it is not exercised within 90 days of the date of such removal; and vi) allow non-employee directors who also serve as consultants to the Company to participate in the Director Option Plan in order to account for their separate service as directors.

    Proposal 4 was to ratify the appointment by the Board of Directors of KPMG LLP as independent auditors to audit the financial statements of the Company and its consolidated subsidiaries for the fiscal year ending December 31, 1999.

    Each nominee for the Board of Directors was re-elected at the 1999 Annual Meeting. The following number of votes was cast for and against each nominee:

                                                                 FOR       AGAINST
                                                              ----------   --------
William A. Boeger...........................................  14,380,850   136,642
David Collins...............................................  14,382,550   134,942
Nancy E. Katz...............................................  14,367,005   150,587
Howard B. Urnovitz, Ph.D....................................  14,406,105   111,387
Paul Freiman................................................  14,387,675   129,817
Julius R. Krevans, M.D......................................  14,365,380   152,112
Mark Novitch, M.D...........................................  14,367,145   150,347
Zafar Randawa, Ph.D.........................................  14,418,579    98,913
John J. DiPietro............................................  14,419,605    97,887

    The three remaining proposals were also approved by the stockholders. The following votes were tabulated:

                                                                                     BROKER
                                                    FOR       AGAINST    ABSTAIN    NON-VOTE
                                                 ----------   --------   --------   --------
Proposal 2.....................................  13,816,486   659,748     41,258       0
Proposal 3.....................................  13,886,433   561,816     69,243       0
Proposal 4.....................................  14,392,244    51,130     74,118       0

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock commenced trading on the NASDAQ SmallCap Market on July 26, 1996 under the symbol "CALY." High and low sales prices reported by NASDAQ during the periods indicated are shown below.

FISCAL YEAR                                                   QUARTER       HIGH           LOW
-----------                                                   -------       ----       -----------
1998........................................................  1st        5 1/4         3 3/4
1998........................................................  2nd        7 3/16        3 13/16
1998........................................................  3rd        4 9/16        1 3/8
1998........................................................  4th        4 7/16        1/2
1999........................................................  1st        4 1/2         1 1/2
1999........................................................  2nd        3 1/16        1
1999........................................................  3rd        2 3/8         27/32
1999........................................................  4th        2 1/16        11/16

    On March 15, 2000, there were 286 holders of record of the Common Stock, and the closing price of the Common Stock was $3 3/4. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

SALES OF COMMON STOCK

    The Company sold its Common Stock to institutional investors in three private placements between 1997 and 1999. In each instance, the proceeds were used to fund Calypte's continuing operations. The shares sold in each of the private placements were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1993 as amended

("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act. The transactions closed upon the effectiveness of a Form S-3 Registration Statement that was filed in conjunction with each private placement. Additional information regarding the common stock sales is contained in the table below.

CLOSING DATE                         OCTOBER 1997      JANUARY 1999(1)       APRIL 1999
------------                       ----------------   -----------------   ----------------
Number of shares sold............         2,600,999           3,102,500          3,398,000
Aggregate proceeds...............       $11,054,246          $3,102,500         $7,645,500
Price per share..................           $  4.25              $ 1.00             $ 2.25
Form S-3 Filing Date.............  October 27, 1997   November 14, 1998     March 30, 1999
Form S-3 File Number.............         333-38417           333-66765          333-75239

------------------------

(1) Subscription amounts for this offering were recorded in 1998.

SUBSEQUENT EVENT

    On March 2, 2000, the Company signed definitive agreements for the sale of 4,096,000 shares of Common Stock to institutional investors in a private placement at $2.05 per share with an aggregate offering price of $8,396,800. Calypte expects to receive net proceeds of approximately $8.3 million after deducting expenses associated with the private placement. The Company also issued warrants for 100,000 shares of its common stock to one of the investors in return for a bridge loan prior to the closing of the private placement. The warrants are exercisable at $3.62 per share. The shares sold in the private placement were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act. The Company filed a Form S-3 Registration Statement (File No. 333-32246) on March 13, 2000 to register the shares for resale by the accredited investors. The Common Stock sale will close following the effectiveness of the S-3 Registration Statement. The Company will use the proceeds from the private placement to finance its continuing operations.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Presented below is the selected consolidated financial data for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 (in thousands).

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                        --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales.......................................  $  3,728   $   951    $   376    $    130   $     --
                                                        --------   -------    -------    --------   --------
    Total revenue.....................................     3,728       951        376         130         --
                                                        --------   -------    -------    --------   --------
Operating expenses:
  Product costs.......................................     4,721     1,912      2,305       1,085         --
  Research and development............................     4,123     3,881      3,685       5,751      7,518
  Selling, general and administrative.................     5,081     3,925      2,317       3,333      2,862
                                                        --------   -------    -------    --------   --------
    Total expenses....................................    13,925     9,718      8,307      10,169     10,380
                                                        --------   -------    -------    --------   --------
      Loss from operations............................   (10,197)   (8,767)    (7,931)    (10,039)   (10,380)
Interest income (expense), net........................       171       308        139         (74)        78
Other income..........................................         2         1         --          15         12
                                                        --------   -------    -------    --------   --------
      Loss before income taxes and extraordinary
        item..........................................   (10,024)   (8,458)    (7,792)    (10,098)   (10,290)
Income taxes..........................................        (2)       (2)        (2)         (2)        (1)
                                                        --------   -------    -------    --------   --------
      Net loss........................................   (10,026)   (8,460)    (7,794)    (10,100)   (10,291)
Less dividend on mandatorily redeemable Series A
  preferred stock.....................................      (120)     (120)      (120)       (120)      (120)
                                                        --------   -------    -------    --------   --------
      Net loss attributable to common stockholders....  $(10,146)  $(8,580)   $(7,914)   $(10,220)  $(10,411)
                                                        ========   =======    =======    ========   ========
      Net loss per share attributable to common
        stockholders..................................  $  (0.52)  $ (0.64)   $ (0.72)   $  (1.17)  $  (1.53)
                                                        ========   =======    =======    ========   ========
      Weighted average shares used to compute net loss
        per share attributable to common
        stockholders..................................    19,333    13,432     11,028       8,753      6,792
                                                        ========   =======    =======    ========   ========

                                                             1999       1998       1997       1996       1995
                                                           --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................................  $  2,652   $  3,121   $ 10,820   $  7,924   $  2,559
Securities available for sale............................       503        650         --         --         --
Working capital..........................................     1,860      4,444      8,917      6,067     (2,402)
Total assets.............................................     7,821      9,945     12,950     10,347      5,337
Long-term portion of capital lease obligations and notes
  payable................................................        50         23        282        764        543
Mandatorily redeemable Series A preferred stock..........     2,216      2,096      1,976      1,856      1,736
Accumulated deficit......................................   (66,781)   (56,755)   (48,295)   (40,501)   (30,401)
Total stockholders' equity (deficit).....................     1,330      4,631      8,069      5,416     (2,746)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Calypte's efforts currently are primarily focused on expanding the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests and on improving its products and processes. In the summer of 1998, upon receipt of license for both its screening and supplemental tests, the Company began the marketing and sale in the U.S. of the only available FDA-approved urine-based HIV test method. There can be no assurance the Company will have significant revenues from sales of the HIV-1 urine screening assay or the supplemental test.

    In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included the urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T-Lymphotropic Virus (HTLV).

    The Company expects operating losses to continue in the near future as it continues to expand its marketing and sales activities for its current FDA-approved products and conducts additional research and development for process improvements and new products. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company maintains a small direct sales force to sell the Company's urine-based HIV-1 test to laboratories serving the life insurance market. International and other U.S. markets will be addressed utilizing diagnostic product distributors. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Calypte's product sales increased by $2.8 million to $3.7 million for the year ended December 31, 1999 compared to $951,000 for the year ended December 31, 1998. $2.5 million of the increase in sales revenues in 1999 is due to the inclusion of product sales related to the December 1998 acquisition of certain assets of Cambridge Biotech Corporation. Sales of Calypte's HIV-1 urine screening test also increased compared to 1998.

    Product costs increased by $2.8 million from $1.9 million for the year ended December 31, 1998 to $4.7 million for the year ended December 31, 1999. The increase was a result of increased sales volume of the Company's HIV-1 screening test, an increase of $2.0 million in costs from product sales related to acquired assets of Cambridge Biotech Corporation and costs associated with the production of non-saleable inventory during the validation of the Company's Alameda manufacturing facility.

    Research and development expenses increased by 6% to $4.1 million for the year ended December 31, 1999 versus $3.9 million for the prior year. The increase is a result of higher minimum product license fees, the write-off of the notes and accrued interest from Pepgen as research and development costs and the expense of consultants and other costs associated with the validation of the Alameda manufacturing facility, offset by a reduction in research and development personnel and the cost of clinical investigations.

    Selling, general and administrative expenses increased 29% to $5.1 million for the year ended December 31, 1999 versus $3.9 million for the year ended December 31, 1998. The increase results primarily from the inclusion for the entire year of 1999 of general and administrative expenses related to the Maryland manufacturing facility acquired from Cambridge Biotech Corporation in December 1998, offset by a reduction in the use of consultants in 1999.

    Interest income, interest expense, and other income decreased by 44% to $173,000 for the year ended December 31, 1999 from $309,000 for the year ended December 31, 1998. The decrease was primarily due to a reduction in interest earned on cash balances and securities available for sale coupled with an increase in interest expense related to borrowings under the bank line of credit.

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

    Research and development expenses increased 5% to $3.9 million for the year ended December 31, 1998 from $3.7 million in the corresponding period of the prior year. The increase was principally due to clinical investigations performed for an unsuccessful study to determine if HIV-1 antibodies could be found in urine when the same person tests negative for HIV-1 antibodies in blood, higher minimum product license fees, research funding made to outside organizations and more personnel hired to complete research and development studies.

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

    Net interest income increased $169,000 to $308,000 for the year ended December 31, 1998 from $139,000 for the year ended December 31, 1997. The increase was primarily due to the interest earned from proceeds of a private placement of common stock in October 1997, the decrease in interest paid for capital leases and interest earned on loans made to officers and employees and Pepgen Corporation.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    The Company has financed its operations from its inception primarily through the private placement of preferred stock and common stock, its Initial Public Offering (IPO) of common stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable.

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

    In October 1996, the Company entered into an equipment lease line of credit for $1.0 million expiring on December 31, 1996. Lease payments under the line of credit are based on the total delivered equipment cost multiplied by a monthly note factor of approximately 3.3% (approximate effective interest rate of 18%). In December 1996, there was a drawdown of $362,000 on this equipment lease line of credit. The equipment lease line of credit expired at the end of 1996. The lease agreement expired in December 1999 and was subsequently renewed for an additional three-year term.

    In April 1997, the Company entered into a line of credit agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 2%. The agreement required the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, the Company's assets secured borrowings under the line of credit agreement. In June 1997, the Company drew down $500,000 on the line of credit. Subsequently, in July 1997, the Company drew down an additional $500,000 on the line of credit, thereby increasing the note payable to $1.0 million. The $1.0 million was repaid in September 1997 and the line of credit was terminated.

    In October 1997, the Company completed a private placement of 2,600,999 shares of its Common Stock at $4.25 per share. The Company received proceeds of approximately $10.2 million after deducting placement agent commissions and additional expenses associated with the private placement.

    In January 1999, the Company completed a private placement of 3,102,500 shares of Common Stock to institutional investors at $1.00 per share. Calypte received net proceeds of approximately $3.1 million after deducting placement agent commissions and additional expenses associated with the private placement.

    In April 1999, the Company completed a private placement of 3,398,000 shares of its Common Stock to institutional investors at $2.25 per share. Calypte received net proceeds of approximately $6.8 million after deducting agent commissions and additional expenses associated with the private placement.

    In January 1999, the Company entered into a line of credit agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, the Company's assets secure its borrowings under the line of credit agreement. In
January 1999, Calypte drew down $2.0 million on the line of credit. In
November 1999, the agreement was amended to increase the line of credit to $2.25 million and to extend the term through August 2000. In December 1999, Calypte drew down the additional $250,000 available under the line. During 1999, the Company repaid $1,406,000 on the line of credit. In January 2000 the agreement was amended to extend the maturity to August 2001.

    In March 2000, the Company announced the signing of definitive documents relating to a private placement of 4,096,000 shares of its Common Stock at $2.05 per share. The Company expects to receive proceeds of approximately $8.3 million, after deducting expenses associated with the transaction, when the transaction is completed following the effectiveness of a registration statement filed by Calypte covering the resale of the shares by the investors. In connection with a bridge loan of $1 million from one of the investors, Calypte also issued warrants for 100,000 shares of Common Stock with an exercise price of $3.62 per share. The bridge loan will be converted to equity when the transaction closes.

    Although the Company believes current cash will be sufficient to meet the Company's operating expenses and capital requirements for the next twelve months, the Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, improvements in the costs and efficiency of its manufacturing processes, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability, if necessary, to raise additional capital in a timely manner.

    There can be no assurance that the Company will be able to achieve improvements in its manufacturing processes or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all. Any failure to raise additional financing, if needed, will likely place us in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a long-term basis.

OPERATING ACTIVITIES

    For the years ended December 31, 1999 and 1998, the Company's cash used in operations was $8.0 million and $7.5 million, respectively. The cash used in operations was primarily to fund research and development as well as manufacturing expenses related to the urine-based and serum-based HIV-1 tests along with selling, general and administrative expenses of the Company.

YEAR 2000 PROGRAM

    The Company experienced no problems as a result of the Year 2000 issue, and expects none in the future. Expenditures relating to upgrading systems at our California and Maryland facilities were within the Company's expectations.

SUBSEQUENT EVENT

    In March 2000, Calypte announced that William Boeger, its Chairman, and Howard Urnovitz, its founder and Chief Scientific Officer, had established a commercial company named Chronix Biomedical that will focus on novel ways to detect aberrant genes in individuals with chronic diseases. Chronix will be financed independently of Calypte and Calypte will not have an equity interest in Chronix. Calypte will have a right of first refusal to license any urine-based diagnostic tests that result from Dr. Urnovitz's work, as well as from Chronix' research efforts, pursuant to Technology Rights Agreements which Calypte has with Dr. Urnovitz and with Chronix. Such Technology Rights Agreements expire on March 1, 2007 unless otherwise agreed in writing by Calypte with the relevant licensor. Under such Technology Rights Agreements, Calypte will have a period of time, after disclosure to Calypte by Dr. Urnovitz or Chronix, as the case may be, of the relevant developed technology, to license such technology on an exclusive, worldwide basis in perpetuity; in exchange for a license fee equal to the direct cost of the relevant licensor in developing such technology, plus a running royalty equal to 5% of Calypte's net sales of products and services using such licensed technology. Both Mr. Boeger and Dr. Urnovitz will maintain their current positions at Calypte.

RISK FACTORS

    Calypte has identified a number of risk factors and uncertainties faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-K. Investors should be aware of the existence of these factors.

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

    WE HAVE LIMITED EXPERIENCE SELLING AND MARKETING OUR HIV-1 URINE-BASED SCREENING TEST. We have little experience marketing and selling our products either directly or through our distributors. The success of our products depends upon alliances with third-party distributors including the distribution agreement announced in September 1999 with Carter-Wallace Inc. There can no assurance that:

    - our direct selling efforts will be effective;

    - our distributors will market successfully our products; or

    - if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

    Any disruption in our distribution, sales or marketing network could have a material adverse effect on us.

    WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE FUTURE. We have incurred losses in each year since our inception. Our net loss for the year ended December 31, 1999 was $10.0 million and our accumulated deficit as of December 31, 1999 was $66.8 million. We expect operating losses to continue as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

    OUR QUARTERLY RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH WE HAVE LITTLE OR NO CONTROL. The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

    - actions taken by the FDA or foreign regulatory bodies relating to our products;

    - the extent to which our products and our Sentinel HIV and STD testing service gain market acceptance;

    - the timing and size of distributor purchases; and

    - introductions of alternative means for testing for HIV by competitors.

    WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING THAT WE MAY NEED IN THE FUTURE. The report of KPMG LLP covering the December 31, 1999 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We may need to raise more money to continue to finance our operations. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing, if needed, will likely place us in significant financial jeopardy.

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

    WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND LITTLE EXPERIENCE IN MANUFACTURING OUR PRODUCTS IN COMMERCIAL QUANTITIES. We may encounter difficulties in scaling-up production of new products, including problems involving:

    - production yields;

    - quality control and assurance;

    - raw material supply; and

    - shortages of qualified personnel.

    THE SUCCESS OF OUR PLANS TO ENTER INTERNATIONAL MARKETS MAY BE LIMITED OR DISRUPTED DUE TO RISKS RELATED TO INTERNATIONAL TRADE AND MARKETING AND THE CAPABILITIES OF OUR DISTRIBUTORS. We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. The following risks may limit or disrupt our international sales:

    - the imposition of government controls;

    - export license requirements

    - political instability;

    - trade restrictions;

    - changes in tariffs;

    - difficulties in managing international operations; and

    - fluctuations in foreign currency exchanges rates.

    Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to successfully market our products in foreign markets.

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

    WE HAVE RECEIVED WARNING LETTERS FROM THE FDA REGARDING THE SUFFICIENCY OF OUR MANUFACTURING RECORDS AND PRODUCTION PROCEDURES AND WE MUST SATISFY THE FDA'S CONCERNS IN ORDER TO AVOID REGULATORY ACTION AGAINST US. See "Business--Manufacturing" section with respect to these Warning Letters.

    AS A SMALL MANUFACTURER OF MEDICAL DIAGNOSTIC PRODUCTS, WE ARE EXPOSED TO PRODUCT LIABILITY AND RECALL RISKS FOR WHICH INSURANCE COVERAGE IS EXPENSIVE, LIMITED AND POTENTIALLY INADEQUATE. We manufacture medical diagnostic products, which subjects us to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims which exceed our insurance coverage could have a material adverse effect on us. We maintain a $10,000,000 claims made policy of product liability insurance. However, product liability insurance is expensive. In the future we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability which we incur in connection with clinical trials or sales of our products.

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

    WE HAVE ADOPTED A SHAREHOLDER RIGHTS PLAN THAT HAS CERTAIN ANTI-TAKEOVER EFFECTS. On December 15, 1998, the Board of Directors of Calypte declared a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of Common Stock of the Company. The dividend was payable to the stockholders of record on January 5, 1999 with respect to each share of Common Stock issued thereafter until a subsequent "distribution date" defined in a Rights Agreement and, in certain circumstances, with respect to shares of Common Stock issued after the Distribution Date.

    The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer, or merger, which is approved by the Company because the Rights do not become exercisable in the event of an offer or other acquisition exempted by Calypte's Board of Directors.

    AN INVESTOR'S ABILITY TO TRADE OUR COMMON STOCK MAY BE LIMITED BY TRADING VOLUME. The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not develop.

    WE MAY BE REMOVED FROM THE NASDAQ SMALLCAP MARKET IF WE FAIL TO MEET CERTAIN MAINTENANCE CRITERIA. The Nasdaq Stock Market inquired on two occasions whether we continue to meet the net capital surplus maintenance criterion for trading on the Nasdaq SmallCap Market. We currently meet the maintenance criterion but our ability to continue to do so will depend on whether we are able to maintain net tangible assets of $2,000,000 and whether the minimum bid price for our common stock exceeds $1.00 per share for at least ten consecutive business days during any period of 120 consecutive business days. The public trading of our common stock and the ability of our stockholders to sell their shares could be significantly impaired if we fail to meet the maintenance criteria and are removed from the Nasdaq SmallCap Market. In that case, our common stock would trade on either the OTC bulletin board, a regional exchange or in the pink sheets, which would likely result in an even more limited trading volume.

    THE PRICE OF CALYPTE'S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO EFFECT THE PRICE OF OUR STOCK. Our common stock has traded as low as $0.69 per share and as high as $7.25 per share between early-November 1999 and mid-March 2000. Some of the factors leading to the volatility include:

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

    WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL. As a small company with only 60 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 1999, we neither had any holdings of derivative financial or commodity instruments, nor any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market and checking funds.

    The Company has a line of credit outstanding, which is carried at cost (see
Note 7 to the Consolidated Financial Statements), with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $8,000.

    Our Series A redeemable preferred stock is carried at its redemption value which approximates fair value and it is not subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements are included on pages F-1 through F-28 of this Annual Report on Form 10-K.

    The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 1999 and 1998. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-28 of this Annual Report on Form 10-K.

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

             HISTORICAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FIRST      SECOND     THIRD      FOURTH
YEAR ENDED DECEMBER 31, 1999                               QUARTER    QUARTER    QUARTER    QUARTER
----------------------------                               --------   --------   --------   --------
Total revenues...........................................  $   834    $   914    $ 1,077    $   903
Operating expenses.......................................    3,787      3,248      3,447      3,443
Interest income (expense) and other income...............       29         69         45         30
Income taxes.............................................       (2)        --         --         --
Dividend on mandatorily redeemable Series A preferred
  stock..................................................      (30)       (30)       (30)       (30)
                                                           -------    -------    -------    -------
Net loss attributable to common stockholders.............  $(2,956)   $(2,295)   $(2,355)   $(2,540)
                                                           -------    -------    -------    -------
Net loss per share attributable to common
  stockholders*..........................................  $ (0.18)   $ (0.11)   $ (0.12)   $ (0.12)
                                                           -------    -------    -------    -------

                                                            FIRST      SECOND     THIRD      FOURTH
YEAR ENDED DECEMBER 31, 1998                               QUARTER    QUARTER    QUARTER    QUARTER
----------------------------                               --------   --------   --------   --------
Total revenues...........................................  $   241    $   296    $   147    $   267
Operating expenses.......................................    1,964      2,576      2,799      2,379
Interest income (expense) and other income...............      117         86         63         43
Income taxes.............................................       --         (2)        --         --
Dividend on mandatorily redeemable Series A preferred
  stock..................................................      (30)       (30)       (30)       (30)
                                                           -------    -------    -------    -------
Net loss attributable to common stockholders.............  $(1,636)   $(2,226)   $(2,619)   $(2,099)
                                                           -------    -------    -------    -------
Net loss per share attributable to common
  stockholders*..........................................  $ (0.12)   $ (0.17)   $ (0.20)   $ (0.16)
                                                           -------    -------    -------    -------

------------------------

* The sum of earnings per share for the four quarters is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers and directors of the Company as of February 29, 2000:

NAME                                      AGE                     POSITION
----                                    --------   --------------------------------------
William A. Boeger.....................     50      Chairman of the Board of Directors
David E. Collins......................     65      Vice Chairman of the Board of
                                                   Directors and Chief Executive Officer
Nancy E. Katz.........................     40      President, Chief Operating Officer,
                                                   Chief Financial Officer and Member of
                                                     the Board of Directors
Howard B. Urnovitz, Ph.D..............     46      Chief Science Officer and Member of
                                                   the Board of Directors
John J. DiPietro......................     41      Member of the Board of Directors
Paul Freiman(2).......................     65      Member of the Board of Directors
Julius R. Krevans, M.D.(2)(3).........     75      Member of the Board of Directors
Mark Novitch, M.D.(1)(2)(3)...........     67      Member of the Board of Directors
Zafar Randawa, Ph.D(1)................     52      Member of the Board of Directors

------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating Committee

    WILLIAM A. BOEGER has served as the Company's Chairman of the Board since January 1994. He is currently serving as a consultant to the Company under the terms of an agreement extending through October 2000. From January 1994 until September 1995, and from December 1997 until October 1999, Mr. Boeger also served as the Company's President and Chief Executive Officer. Mr. Boeger has been a director of the Company since 1991. He is a founder and Managing General Partner of Quest Ventures, a venture capital partnership. Prior to entering the venture capital field, he worked in research at Harvard Medical School and Peter Bent Brigham Hospital and served on the faculty of the Amos Tuck Business School at Dartmouth College. Mr. Boeger also serves as President, Chief Executive Officer, and board member of Pepgen Corporation, a company in which Calypte has a minority interest. Along with Dr. Urnovitz, the Company's Chief Science Officer, Mr. Boeger has recently announced the formation of Chronix Biomedical, a commercial company that will focus on novel ways to detect aberrant genes in individuals with chronic diseases. Mr. Boeger also serves on the Board of Directors of IRIDEX Corporation, Cell Pathways, Inc., and several private life-sciences companies and non-profit corporations. Mr. Boeger received his M.B.A. from Harvard Business School and his B.S. from Williams College.

    DAVID E. COLLINS was elected as the Company's Chief Executive Officer in October 1999. He has served as the Company's Vice Chairman of the Board of Directors since December 1997, and has been a member of the Board of Directors since December 1995. From September 1989 until September 1994 he served as Executive Vice President with Schering-Plough Corporation, a pharmaceutical company, and President of the HealthCare Products division, responsible for all over-the-counter ("OTC") and consumer health care products. From February 1988 to August 1989, he was a founding partner of Galen Partners, a venture capital firm. From July 1962 to February 1988, he held several positions at Johnson & Johnson, including Vice Chairman of the Board of Directors for Public Affairs & Planning and Vice Chairman for the Executive Committee & Chairman of the Consumer Sector. Mr. Collins is also a member of the Board of

Directors of Lander, Inc., Advanced Corneal Systems, Inc., Beansprout Networks, Inc., and Claneil Enterprises, Inc., all private companies. Mr. Collins received his L.L.B. at Harvard Law School and his B.A. at the University of Notre Dame.

    NANCY E. KATZ was elected the Company's President, Chief Operating Officer, and Chief Financial Officer in October 1999. Prior to joining Calypte, Ms. Katz served as president of Zila Pharm Inc., a prescription and non-prescription oral health care products company. From 1995 to 1998, Ms. Katz led sales and marketing efforts for LifeScan, the diabetes testing division of Johnson & Johnson. Ms. Katz also served as vice president of U.S. marketing, directing LifeScan's marketing and customer call center departments. During her seven-year career at Shering-Plough Healthcare Products from 1987 to 1994, she held numerous positions including senior director, and general manager, marketing director, Footcare New Products, and product director, OTC New Products.
Ms. Katz also held various product management positions at Whitehall Laboratories, a division of American Home Products, from 1981 to 1987. Ms. Katz received her B.A. from the University of South Florida.

    HOWARD B. URNOVITZ, PH.D. is the founder of the Company and serves as Chief Science Officer. Prior to founding the Company in 1988, Dr. Urnovitz was a Senior Scientist at the Institute of Cancer Research in San Francisco from 1985 to 1987. He was Director of Molecular and Cellular Engineering at Xoma Corporation, a biotechnology corporation, from 1983 to 1985. Prior to this, he was Director of the Hybridoma Laboratory at the University of Iowa. Along with Mr. Boeger, the Company's Chairman of the Board of Directors, Dr. Urnovitz has recently announced the formation of Chronix Biomedical, a commercial company that will focus on novel ways to detect aberrant genes in individuals with chronic diseases. Dr. Urnovitz also serves as Science Director of both Chronic Illness Research Foundation, a non-profit organization that conducts basic research, and Pepgen Corporation, a company in which Calypte has a minority interest. Dr. Urnovitz received a B.S. in Microbiology and a Ph.D. in Microbiology from the University of Michigan, and completed a post-doctoral study at Washington University.

    JOHN J. DIPIETRO was elected to the Company's Board of Directors in October 1999. He also serves as a consultant to the Company under the terms of a consulting contract extending through September 2000. He is presently the Chief Financial Officer and Vice President--Finance and Administration of TriPath Technology, Inc., a privately-held semi-conductor manufacturing company. He had served as the Company's Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary since December 1997. From October 1995 until December 1997, he served as the Vice President of Finance, Chief Financial Officer and Secretary. Prior to joining the Company, he was Vice President of Finance, Chief Financial Officer and Secretary of Meris Laboratories, Inc., a full service clinical laboratory, from 1991 until 1995. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

    PAUL FREIMAN has served as a member of the Company's Board of Directors since December 1997. He has served as the President and Chief Executive Officer of Neurobiological Technologies, Inc since May 1997. In 1995, Mr. Freiman retired from his position as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company. From 1962 until 1994, he held several other positions at Syntex Corporation, including President and Chief Operating Officer. Mr. Freiman is currently serving on the board of Penwest Pharmaceuticals Corp., Neurobiological Technologies, Inc. and several other biotechnology companies. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

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

    MARK NOVITCH, M.D. has served on the Company's Board of Directors since September 1995. Dr. Novitch was a Professor of Health Care Sciences at George Washington University from October 1994 to June 1997. He is presently an Adjunct Professor at George Washington University Medical Center. Since 1993,
Dr. Novitch has also been a private consultant in the pharmaceutical industry. From 1985 until 1993, he served in senior executive positions with the Upjohn Company, a medical products company, including Vice Chairman of the Board of Directors, Corporate Executive Vice President, Corporate Senior Vice President for Scientific Administration and Corporate Vice President. Prior to this, for 14 years, Dr. Novitch served with the FDA where from 1983 until 1984 he was Acting Commissioner. For seven years, Dr. Novitch was on the faculty at Harvard Medical School. He is Chairman of the Board of Directors of Alkon, Inc. and is also a member of the Board of Directors of Neurogen Corporation, Guidant Corporation, Kos Pharmaceutical, and Alteon, Inc. Dr. Novitch received his A.B. from Yale University, and his M.D. from the New York Medical College.

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

    The Company believes that during fiscal year 1999, all the Reporting Persons complied with all applicable filing requirements subject to the following exceptions: Mr. Collins had one late filing of a report on Form 5 with respect to a stock option grant.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    The Company's directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board meetings. Under the Company's 1995 Director Option Plan, non-employee directors of the Company are eligible to receive grants of options to purchase shares of Common Stock. In addition, all outside directors receive $5,000 per year in consideration of their membership on the Board of Directors.

    The Company's Board of Directors adopted the Director Option Plan in December 1995 and the stockholders approved it in 1996. It was amended at the Company's November 1999 Annual Stockholder's Meeting. Under the Director Option Plan, the Company has reserved 350,000 shares of common stock for issuance to the directors of the Company pursuant to nonstatutory stock options. The Company's Board of

Directors determines the number of shares of the Company's stock that will be granted each year to newly-elected and re-elected directors, provided that the number of options for each newly-elected director in any given year will be the same for each such director and the number of options for each re-elected director in any given year will be the same for each such director. Options may be granted under this plan to non-employee directors or directors who also serve as consultants of the Company. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company's common stock on the date such option was granted. Each grant under the plan will vest monthly over the twelve month period commencing with the director's date of election or re-election, provided that the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than one year after the date of the grant. The plan shall be in effect for a term of ten years unless sooner terminated under the Director Option Plan.

    There were 140,000 Common Stock options granted in 1999 under the Director Option Plan.

EXECUTIVE COMPENSATION

    The following table sets forth certain compensation awarded or paid by the Company during the years ended December 31, 1999, 1998 and 1997 to its Chief Executive Officer and each of the other executive officers of the Company (collectively, the "Named Executive Officers"). The compensation table excludes other compensation in the form of perquisites and other personal benefits that constitute the lesser of $50,000 or 10% of the total salary and bonus earned by each of the named Executive Officers in each fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                 SECURITIES
                                                                             UNDERLYING OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR     SALARY ($)    BONUS ($)       GRANTED (1)       COMPENSATION ($)
---------------------------            --------   ----------    ---------    ------------------   ----------------
David E. Collins(2)..................    1999        26,500(3)        0           170,000(4)            7,083(5)
  Chief Executive Officer and Vice-      1998             0           0             3,000(6)            5,000(7)
  Chairman of the Board of Directors     1997             0           0            53,000(8)            5,000(7)

Nancy E. Katz(9).....................    1999        42,308           0           450,000                   0
  President,Chief Operating Officer,
  Chief Financial Officer and Member
  of the Board of Directors

Howard B. Urnovitz...................    1999       152,000         500                 0
  Chief Science Officer and Member of    1998       157,846(10)     432           250,000(11)
  the Board of Directors                 1997        87,692           0           150,000(12)

William A. Boeger(13)................    1999       222,354(14)       0            20,000(6)          135,979(15)
  Chairman of the Board of Directors     1998       210,000(16)  74,686(17)       600,000(11)          25,881(18)
  and former President and Chief         1997        50,000(19)   5,385(20)       195,000(12)          15,470(21)
  Executive Officer

John J. DiPietro(22).................    1999       148,116      40,000            20,000(6)           77,517(23)
  Member of the Board of Directors       1998       144,911         432           300,000(11)          25,496(24)
  and former Chief Operating Officer,    1997       131,250           0            80,000(12)          36,073(24)
  Chief Financial Officer, Vice
  President of Finance and Secretary

------------------------

 (1) All figures in this column represent options to purchase the Company's common stock.

 (2) Mr. Collins was elected Chief Executive Officer in October 1999. He has served as Vice Chairman of the Board of Directors since December 1997 and as member of the Board of Directors since December 1995.

 (3) Represents $26,500 paid pursuant to the Consulting Agreement between Mr. Collins and the Company.

 (4) Reflects option grant for 150,000 shares under the terms of the October 1999 Consulting Agreement between Mr. Collins and the Company and an option grant for 20,000 shares pursuant to service as a Director of the Company.

 (5) Represents $7,083 in Director's fees for services rendered in 1998 and 1999.

 (6) Option grant made pursuant to service as a Director of the Company.

 (7) Represents Directors fees.

 (8) Represents option grant for 3,000 shares pursuant to service as a Director of the Company and option grant for 50,000 shares pursuant to Consulting Agreement between Mr. Collins and the Company. The latter 50,000 share grant was cancelled as of October 1999.

 (9) Ms. Katz joined the Company in October 1999 as President, Chief Operating Officer, and Chief Financial Officer.

(10) $5,846 was paid to Dr. Urnovitz in 1998 for services rendered in 1997.

(11) Option grant was made upon cancellation of certain options previously granted.

(12) These options were cancelled in October of 1998.

(13) Mr. Boeger served as the Company's Chairman of the Board of Directors from September 1995 to December 1997. From December 1997 to October 1999, he served as Chairman of the Board of Directors, Chief Executive Officer and President. Since October 1999, Mr. Boeger has served as Chairman of the Board of Directors.

(14) Represents $186,346 in salary and $36,008 paid pursuant to the terms of the October 1999 Consulting Agreement between Mr. Boeger and the Company, of which $5,000 represents payment for services to be rendered by Mr. Boeger in 2000.

(15) Represents $112,500 in severance payments; $19,429 in living expenses and $4,050 in car allowance.

(16) $15,000 was paid to Mr. Boeger in 1998 for services rendered by Mr. Boeger in 1997.

(17) Represents $74,290 for non-cash bonus related to forgiveness of a portion of a $70,000 note receivable including interest from Mr. Boeger and a $396 cash bonus.

(18) Represents $20,406 in living expenses and $5,475 in car allowance, $75 of which relates to a 1997 car allowance.

(19) Represents amounts paid to an affiliate of Quest Ventures, a venture capital partnership of which Mr. Boeger is Managing General Partner.

(20) Represents non-cash bonus related to forgiveness of a portion of a $70,000 note receivable including interest from Mr. Boeger.

(21) Represents $10,595 for living expenses and $4,875 for car allowance.

(22) Mr. DiPietro joined the Company in October 1995 as Chief Financial Officer and Vice President of Finance. From December 1997 to September 1999,
     Mr. DiPietro was Chief Operating Officer, Chief Financial Officer and Vice President of Finance. Since October 1999, Mr. DiPietro has served as a member of the Board of Directors.

(23) Represents $55,000 in severance payment; $17,898 in living expenses and $4,619 car allowance.

(24) Represents living expenses.

    The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1999:

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF
                                   NUMBER OF      PERCENT OF                                      STOCK
                                   SECURITIES   TOTAL OPTIONS                              PRICE APPRECIATION
                                   UNDERLYING     GRANTED TO     EXERCISE                  FOR OPTION TERM(3)
                                    OPTIONS      EMPLOYEES IN      PRICE     EXPIRATION   ---------------------
NAME                                GRANTED     FISCAL YEAR(1)   ($/SH)(2)      DATE       5% ($)      10% ($)
----                               ----------   --------------   ---------   ----------   ---------   ---------
David E. Collins.................   150,000(4)      13.16%        0.7812      10/18/09      73,694     186,755
                                     20,000(5)       1.75%        1.5625      11/18/09      19,653      49,804
Nancy E. Katz....................   450,000(6)      39.47%        0.7812      10/18/09     221,082     560,264
Howard B. Urnovitz...............         0           N/A            N/A           N/A         N/A         N/A
William A. Boeger................    20,000(5)       1.75%        1.5625      11/18/09      19,653      49,804
John J. DiPietro.................    20,000(5)       1.75%        1.5625      11/18/09      19,653      49,804

------------------------

(1) Based on the aggregate of 1,080,000 options granted under the Company's Incentive Stock Plan to employees and consultants to the Company and 60,000 options granted to Consultant Directors under the Company's 1995 Director Option Plan during the year ended December 31, 1999, including the Named Executive Officers.

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

(4) Represents option grant for 150,000 shares pursuant to Consulting Agreement between Mr. Collins and the Company. Options for 50,000 shares were immediately exercisable upon the grant date, October 18, 1999. Options for an additional 50,000 shares become exercisable on April 18, 2000, and options for the remaining 50,000 shares become exercisable on October 18, 2000. The options expire ten years from the date of grant.

(5) Options granted under the Director Option Plan become exercisable at the rate of 1,667 shares per month beginning December 18, 1999, continuing at that rate on each monthly anniversary thereafter through the earlier of November 18, 2000, or the date of the next stockholders' meeting, at which time all unvested options will vest. The options expire ten years from the date of grant. The grant was made pursuant to service as a Director of the Company.

(6) Options for 150,000 shares were immediately exercisable on the grant date, October 18, 1999. Options for an additional 150,000 shares become exercisable on the first anniversary of the grant date and options on the remaining 150,000 shares become exercisable on the second anniversary of the grant date. The options expire ten years from the date of grant, or earlier upon termination of employment. The grant was made pursuant to the Employment Agreement between Ms. Katz and the Company.

    The following table sets forth information concerning option exercises for the year ended December 31, 1999, with respect to each of the Named Executive Officers.

                      AGGREGATED OPTION EXERCISES IN 1999
                      AND DECEMBER 31, 1999 OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISABLE        VALUE OF UNEXERCISED IN-THE-
                          SHARES                            OPTIONS AT FISCAL               MONEY OPTIONS AT FISCAL
                        ACQUIRED ON       VALUE                YEAR END (#)                      YEAR END ($)
NAME                   EXERCISE (#)    REALIZED ($)   (EXERCISABLE/UNEXERCISABLE)(1)   (EXERCISABLE/UNEXERCISABLE)(1)(2)
----                   -------------   ------------   ------------------------------   ---------------------------------
David E. Collins.....          --             --                58,000/100,000                     33,375/62,500
Nancy E. Katz........          --             --               150,000/300,000                    93,750/187,500
Howard B. Urnovitz...          --             --               261,834/104,166                    164,357/42,312
William A. Boeger....          --             --               500,000/290,000                   298,000/117,798
John J. DiPietro.....          --             --               184,500/150,500                     74,944/61,133

------------------------

(1) Reflects in-the-money options granted under both the 1991 Incentive Stock Plan and the 1995 Director Option Plan.

(2) Value realized and value of unexercised in-the-money options is based on a value of $1.4062 per share of the Company's Common Stock, the closing price on December 31, 1999 as quoted on the NASDAQ Smallcap Market. Amounts reflect such fair market value minus the exercise price multiplied by the number of shares to be acquired on exercise and do not indicate that the optionee actually sold such stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees of the Company and administers various incentive compensation and benefit plans. The Compensation Committee consists of Mr. Freiman, Dr. Krevans and Dr. Novitch. Mr. Collins was a member of the Compensation Committee until his election as Chief Executive Officer in October 1999.

    In October 1999, the Company entered into a consulting agreement with David E. Collins, Vice-Chairman of the Board of Directors, to serve as Chief Executive Officer effective from October 1999 through October 2000. Under the terms of the agreement, Mr. Collins receives compensation of $1,000 for each day devoted to the Company's business and was granted options to purchase 150,000 shares of the Company's stock. In turn, Mr. Collins commits to spending at least of five days per month on Company business.

EMPLOYMENT AGREEMENTS

    In October 1999, the Company entered into an employment agreement with Nancy
E. Katz as the President, Chief Operating Officer, and Chief Financial Officer of the Company, which provides for an annual salary of $220,000. In addition, Ms. Katz was granted 450,000 stock options, 150,000 of which vested immediately and the balance of which vest over 24 months. Ms. Katz is also entitled to a bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors. In the event Ms. Katz' employment is terminated by the Company other than for cause, she will receive her base salary for twelve months. In the event of a change in control, any unvested stock options will become fully vested.

    In January 1995, the Company entered into an employment agreement with Dr. Howard B. Urnovitz, as the Founder, Director and Chief Science Officer of the Company for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year.

The agreement was amended in November 1999 to provide payment of Dr. Urnovitz' base salary through April 2000, if he is terminated other than for cause prior to such date.

    In October 1998, the Company entered into an employment agreement with William A. Boeger for a term effective immediately through December 31, 1999, which provides for an annual salary of $225,000. In addition, Mr. Boeger was granted 600,000 stock options, which vest over 24 months. Mr. Boeger was entitled to a car allowance of $450 per month, 25% bonus upon the achievement of milestones mutually agreed to by Mr. Boeger and the Board of Directors, temporary housing, and travel between his home and the Company. In the event
Mr. Boeger's employment would have been terminated by the Company other than for cause, he would have received his base salary for twelve months and all stock options that would have vested during the 12 month period following termination would have become vested. Additionally, if Mr. Boeger voluntarily terminated his employment after July 1, 1999, he would have been entitled to receive severance pay equal to six months of his base salary.

    Concurrent with his October 1999 resignation as President and Chief Executive Officer, the Company entered into a consulting agreement with William Boeger effective from October 1999 through October 2000. Under the terms of the agreement, Mr. Boeger received $26,008, as compensation for services in October and November 1999, and is entitled to compensation of $5,000 per month for the period December 1999 through October 2000. Additionally, Mr. Boeger's stock option granted pursuant to his 1998 employment agreement continues to vest at a rate of 5,000 shares per month from October 1999 through October 2000.

    In October 1998, the Company entered into an employment agreement with John DiPietro for a term effective immediately through December 31, 1999, which provided for an annual salary of $170,000. In addition, Mr. DiPietro was granted 300,000 stock options, which vest over 24 months. Mr. DiPietro was also entitled to a car allowance of $350 per month, 25% bonus under the Company's bonus plan, reimbursement for the cost of a corporate apartment, which expenses were increased sufficiently to reimburse for taxes owed on such expenses, and certain change in control provisions. In the event Mr. DiPietro's employment would have been terminated by the Company other than for cause, he would have received his base salary for twelve months and all stock options that would have vested during the term of this agreement would have become fully vested. Additionally, if Mr. DiPietro voluntarily terminated his employment after July 1, 1999, he would be entitled to receive severance pay equal to six months of his base salary.

    Concurrent with his September 1999 resignation as Chief Operating Officer and Chief Financial Officer of the Company, the Company entered into a consulting agreement with John DiPietro effective from September 1999 through September 2000. Under the terms of the agreement, Mr. DiPietro receives no cash compensation, however, his stock option granted pursuant to his 1998 employment agreement continues to vest at the rate of 4,000 shares per month from September 1999 through September 2000. Under the terms of the consulting agreement, severance payments payable to Mr. DiPietro pursuant to the 1998 employment contract were fixed at $55,000.

    In October 1999, the Company entered into a consulting agreement with David Collins to serve as Chief Executive Officer. See "Compensation Committee Interlocks."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Except as set forth in the footnotes to this table, the following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 15, 2000 for (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock,
(ii) each of the Company's directors, (iii) each Named Executive Officer and
(iv) all directors and executive officers of the Company as a group.

                                                                 SHARES
                                                              BENEFICIALLY        % OF
5% STOCKHOLDERS, DIRECTORS AND OFFICERS(1)                       OWNED           TOTAL
------------------------------------------                    ------------      --------
Trilobite Lakes Corp.(2) ...................................   2,051,220(3)       9.99%
  Silverside Carr Executive Center, Suite 14
  501 Silverside Road
  Wilmington, DE 19809
H&Q Healthcare Investors(4) ................................   1,433,993          6.98%
  50 Rowes Wharf-4th Floor
  Boston, MA 02110
Otsuka Pharmaceutical Co., Ltd.(5) .........................   1,310,480          6.38%
  463-10 Kagsuno
  Kawauchi-cho
  Tokoshima Japan
Zafar Randawa, Ph.D.(6).....................................   1,310,480          6.38%
William A. Boeger(7)........................................   1,061,655          5.03%
David E. Collins(8).........................................     112,584             *
Nancy E. Katz(9)............................................     150,000             *
Howard B. Urnovitz, Ph.D.(10)...............................     443,701          2.13%
John DiPietro(11)...........................................     216,181          1.04%
Mark Novitch, M.D.(12)......................................      44,833             *
Paul Freiman(13)............................................      17,333             *
Julius Krevans, M.D.(14)....................................      29,833             *
All directors and executive officers as a group (9             3,386,600         15.68%
  persons)..................................................

------------------------

*   Represents beneficial ownership of less than 1%.

 (1) To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, 1265 Harbor Bay Parkway, Alameda, California 94502.

 (2) This information was obtained from the Form 13D filing of Claneil Enterprises, Inc., an affiliate of Trilobite, dated March 14, 2000.
    David E. Collins, the Chief Executive Officer and Vice Chairman of the Board of Calypte serves on the Board of Directors of Claneil Enterprises, Inc. and is a member of Claneil's Compensation Committee.

 (3) 1,951,220 shares are issuable pursuant to the private placement of shares of the Company in March 2000 and 100,000 shares are issuable pursuant to a warrant for the purchase of common stock. See "Liquidity and Capital Resources--Subsequent Events."

 (4) This information was obtained from the Form 13G/A filing of the entity dated February 22, 2000.

 (5) Includes 17,333 shares subject to options exercisable within 60 days.

 (6) Includes 17,333 shares subject to options exercisable within 60 days.
    Dr. Randawa is a director of the Company and an affiliate of Otsuka Pharmaceutical Co., Ltd. All shares listed are held by Otsuka. Dr. Randawa disclaims beneficial ownership of the shares except to the extent of his affiliation with Otsuka.

 (7) Includes 67,303 shares subject to options exercisable within 60 days owned by entities affiliated with Quest Ventures LP of which Mr. Boeger is a partner. Mr. Boeger disclaims beneficial ownership of all shares held by Quest Ventures except to the extent of his actual pecuniary ownership. Also includes 528,334 shares subject to options exercisable within 60 days owned by Mr. Boeger.

 (8) Includes 72,584 shares subject to options exercisable within 60 days.

 (9) Includes 150,000 shares subject to options exercisable within 60 days.

(10) Includes 303,501 shares subject to warrants exercisable within 60 days.

(11) Includes 208,833 shares subject to options exercisable within 60 days.

(12) Includes 40,833 shares subject to options exercisable within 60 days.

(13) Includes 17,333 shares subject to options exercisable within 60 days.

(14) Includes 18,333 shares subject to options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1997, in recognition of a Technology Rights Agreement entered into between the Company and Dr. Urnovitz, the Company partially funded the expenses of the Chronic Illness Research Foundation, a research foundation started by Dr. Urnovitz with which Mr. Boeger is also affiliated. The Company entered into a loan agreement with Dr. Urnovitz to repay such funding to the Company and to limit the funding to a maximum of $165,000. The loan is evidenced by a promissory note and is secured by Dr. Urnovitz's stock options to purchase common stock with a market value of 200% of the outstanding loan balance. The interest on the outstanding principal balance of the loan is a variable rate of the prime rate plus 1%. The principal amount and all accrued interest was originally due on December 1, 1997 but was extended through December 31, 1999. The Company's Board of Directors has subsequently extended the due date of the note to June 12, 2000. The Technology Rights Agreement gives the Company the first right of refusal for ten years of an exclusive, worldwide license to practice, make or have made, use, sell, distribute and license to others any invention or discovery related to urine-based diagnostics made by Dr. Urnovitz in exchange for a one-time cash payment and the payment of royalties.

    The note from Dr. Urnovitz is a full recourse obligation. It is secured by Dr. Urnovitz's stock and vested employee options in the Company, and requires maintenance of a collateral value of 200% of the loan value. This maintenance covenant was not met at all times during 1998 and 1999. However, at all times Calypte had the ability to reach Dr. Urnovitz's personal assets which Calypte believed were adequate to provide for payment of the loan. Calypte has also taken a security interest in additional collateral.

    In 1997, the Company paid Pepgen, a minority-owned affiliate of the Company $72,000 for an exclusive license to all technology that relates to urine-based diagnostics developed by Pepgen. Mr. Boeger is a board member of Pepgen.
Dr. Urnovitz is the Science Officer of Pepgen.

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

    In May 1999, Pepgen received a financing offer from a third party that was contingent upon Calypte converting its note receivable due from Pepgen into an additional equity interest in Pepgen. At a meeting of the Calypte Board of Directors, the Board agreed to the conversion. Consequently, effective
March 31, 1999, the Company wrote off its total investment in the note receivable from Pepgen, including accrued interest, as research and development costs. Additional amounts totaling $63,000 were spent on research and development related to Pepgen during the second quarter of 1999. On October 6, 1999, Pepgen secured $3.8 million in a new round of financing. Following the closing of the financing, Calypte now owns 38% of Pepgen.

SUBSEQUENT EVENT

    In March 2000, Calypte agreed to sell 4,096,000 shares of Common Stock to institutional investors in a private placement at $2.05 per share. 1,951,220 of the shares were sold to Trilobite Lakes Corporation ("Trilobite"). Trilobite is an affiliate of Claneil Enterprises, Inc. David Collins, the Chief Executive Officer and Vice-Chairman of the Board of Calypte serves on the Board of Directors of Claneil and is a member of Claneil's Compensation Committee. Pursuant to the Common Stock Purchase Agreement dated March 2, 2000, a representative designated by Trilobite will be elected to Calypte's Board of Directors to serve until the 2000 annual stockholders meeting. The Calypte Board will also nominate a representative selected by Trilobite for election to the Calypte Board for so long as Trilobite holds one-half of the shares it acquired through the Common Stock Purchase Agreement. In connection with the private placement, Trilobite extended a $1 million line of credit to Calypte and Calypte issued a warrant for the purchase of 100,000 shares of its common stock at $3.62 per share.

    In March 2000, Calypte announced that William Boeger, its Chairman, and Howard Urnovitz, its founder and Chief Scientific Officer, had established a commercial company named Chronix Biomedical that will focus on novel ways to detect aberrant genes in individuals with chronic diseases. Chronix will be financed independently of Calypte and Calypte will not have an equity interest in Chronix. Calypte will have a right of first refusal to license any urine-based diagnostic tests that result from Dr. Urnovitz's work, as well as from Chronix' research efforts, pursuant to Technology Rights Agreements which Calypte has with Dr. Urnovitz and with Chronix. Such Technology Rights Agreements expire on March 1, 2007 unless otherwise agreed in writing by Calypte with the relevant licensor. Under such Technology Rights Agreements, Calypte will have a period of time, after disclosure to Calypte by Dr. Urnovitz or Chronix, as the case may be, of the relevant developed technology, to license such technology on an exclusive, worldwide basis in perpetuity; in exchange for a license fee equal to the direct cost of the relevant licensor in developing such technology, plus a running royalty equal to 5% of Calypte's net sales of products and services using such licensed technology. Both Mr. Boeger and Dr. Urnovitz will maintain their current positions at Calypte.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Certain Documents Filed as Part of the Form 10-K

    1.  Financial Statements

    2.  Financial Statement Schedules

    The following financial statement schedule of Calypte Biomedical Corporation for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Calypte Biomedical Corporation.

SCHEDULE                                                       PAGES
--------                                                      --------
Report of KPMG LLP..........................................    S-1
II. Valuation and Qualifying Accounts.......................    S-2

    Other schedules not listed have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    3.  Exhibits

2.1^^^     Asset Purchase Agreement, dated as of November 18, 1998,
           between Calypte and Cambridge.
3.3*       Bylaws of the Registrant, as currently in effect.
3.4**      Restated Certificate of Incorporation of Calypte Biomedical
           Corporation, a Delaware corporation, filed July 31, 1996.
4.1^^^^    Rights Agreement between the Registrant and ChaseMellon
           Shareholders L.L.C. as Rights Agents dated December 15,
           1998.
10.1*      Form of Indemnification Agreement between the Company and
           each of its directors and officers.
10.2*      1991 Incentive Stock Plan, as amended.
10.3*      1995 Director Option Plan, as amended.
10.4*      1995 Employee Stock Purchase Plan.
10.5*      Lease Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of November 30, 1990.
10.6*      Second Lease Extension Agreement between Registrant and
           Charles A. Grant and Mark Greenberg, dated as of May 14,
           1991.
10.7*      Lease Extension Agreement between Registrant and Charles A.
           Grant and Mark Greenberg, dated as of February 5, 1992.
10.8*      Lease Extension Agreement between Registrant and Charles A.
           Grant and Mark Greenberg, dated as of April 15, 1993.
10.9*      Standard Form Lease 1255-1275 Harbor Bay Parkway Harbor Bay
           Business Park between Commercial Center Bank and the
           Registrant, dated as of August 22, 1992.
10.12*     Employment Agreement between the Registrant and Howard B.
           Urnovitz, dated as of January 25, 1995.
10.15^*    License Agreement between the Registrant and New York
           University, dated as of August 13, 1993.
10.16*     First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995.
10.17*     Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995.

10.18^* Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996.
10.19^*    Research Agreement between the Registrant and New York
           University, dated August 12, 1993.
10.20^* First Amendment to Research Agreement between the Registrant and New York University, dated as of January 11, 1995.
10.21^*    Sublicense Agreement between the Registrant and Cambridge
           Biotech Corporation, dated as of March 31, 1992.
10.22^*    Master Agreement between the Registrant and Cambridge
           Biotech Corporation, dated as of April 12, 1996.
10.23^*    Sub-License Agreement between the Registrant and Cambridge
           Biotech Corporation, dated as of April 12, 1996.
10.24^* Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993.
10.25^*    Non-Exclusive License Agreement between the Registrant and
           The Texas A&M University System, dated as of September 12,
           1993.
10.27^*    Distribution Agreement between the Registrant and Otsuka
           Pharmaceutical Co., Ltd., dated as of August 7, 1994.
10.29^*    Distribution Agreement between the Registrant and Travenol
           Laboratories (Israel), Ltd., dated as of December 31, 1994.
10.33*     Form of Option Agreement for Stockholders of Pepgen
           Corporation, dated as of October 12, 1995.
10.35*     Equipment Lease Agreement between the Registrant and Phoenix
           Leasing, dated as of August 20, 1993.
10.36*     Equipment Lease Agreement between the Registrant and Meier
           Mitchell/GATX, dated as of August 20, 1993.
10.37**    Lease Extension Agreement between the Registrant and
           Charles A. Grant and Mark Greenberg, dated as of
           February 3, 1997.
10.39**    Equipment Lease Agreement between the Registrant and
           MMC/GATX, dated September 30, 1996.
10.40^**   Joint Venture Agreement between the Registrant and Trinity
           Biotech plc
10.41***   Second Addendum to Lease between the Registrant and
           Commercial Center Bank dated as of July 21, 1997.
10.42*** Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated December 9, 1997.
10.45^^ Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated April 25, 1998.
10.46****  Employment Agreement between the Registrant and William A.
           Boeger dated as of October 28, 1998.
10.47****  Employment Agreement between the Registrant and John J.
           DiPietro dated as of October 28, 1998.
10.48****  Guaranty made by Chih Ping Liu for the benefit of the
           Registrant dated September 30, 1998.
10.49#     Loan and Security Agreement between the Registrant and
           Silicon Valley Bank, dated December 21, 1998
10.50#     Lease Extension Agreement between the Registrant and
           Charles A. Grant and Mark Greenberg, dated February 26, 1999
10.51##    Non-Exclusive Patent and License Agreement between the
           Registrant and Public Health Service, dated June 30, 1999
10.52##    Distribution Agreement between the Registrant and
           Carter-Wallace, Inc., dated as of September 9,1999
10.53##    Letter Agreement between the Registrant and John J.
           DiPietro, dated as of September 17, 1999

10.54##    Consulting Agreement between the Registrant and John J.
           DiPietro, dated as of September 17, 1999
10.55      Master Lease Agreement between Aquila
           Biopharmaceuticals, Inc., Landlord, and Biomerieux
           Vitek, Inc., Tenant, dated as of October 22, 1996
10.56      First Amendment to Lease between Aquila
           Biopharmaceuticals, Inc. Landlord, and Biomerieux
           Vitek, Inc., Tenant, dated October 2, 1997
10.57      Sublease Agreement between Registrant and Cambridge Biotech
           Corporation, assignee of Biomerieux, Inc. dated as of
           December 17, 1998
10.58      Sublease Agreement between Registrant and Cambridge Biotech
           Corporation, sublessee of DynCorp, dated as of December 17,
           1998
10.59      Lease Extension Agreement between the Registrant and
           Charles A. Grant and Mark Greenberg, dated October 12, 1999
10.60      Consulting Agreement between the Registrant and William A.
           Boeger dated as of October 18, 1999
10.61      Consulting Agreement between the Registrant and David
           Collins dated as of October 18, 1999
10.62      Employment Agreement between the Registrant and Nancy E.
           Katz, dated as of October 18, 1999
10.63      Letter of Intent re Modification of Distribution Agreement
           between Registrant and Otsuka Pharmaceutical Co., Ltd. dated as of December 10, 1998
21.1*      Subsidiaries of the Registrant.
23.1       Consent of KPMG LLP, Independent Auditors.
24.1       Power of Attorney (see page II-1).
27.1       Financial Data Schedule.

------------------------

* Incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File
       No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.
^ Confidential treatment has been granted as to certain portions of this exhibit
** Incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 28, 1997
*** Incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 25, 1998
**** Incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 25, 1999
^^ Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 12, 1998
^^^ Incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated January 4, 1999
^^^^ Incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated December 16, 1998
# Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 15, 1999
## Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated November 15, 1999

(b) Reports on Form 8-K

    The Registrant filed a Report on Form 8-K on January 4, 1999 and an amended Report on Form 8K/A on March 5, 1999 regarding the acquisition of certain assets of Cambridge Biotech Corporation.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report................................    F-2

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Operations.......................    F-4

Consolidated Statements of Stockholders' Equity.............    F-5

Consolidated Statements of Cash Flows.......................    F-8

Notes to Consolidated Financial Statements..................    F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Calypte Biomedical Corporation:

    We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypte Biomedical Corporation and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

San Francisco, California
March 9, 2000

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $  2,652   $  3,121
  Securities available for sale.............................       503        650
  Accounts receivable, net of allowance of $35 and $0 at
    December 31, 1999 and 1998, respectively................       583        157
  Inventory.................................................     1,460      1,748
  Notes receivable--officers and employees..................       551        498
  Note receivable--related party............................        --        768
  Prepaid expenses..........................................       201        116
  Stock subscription receivable.............................        --        450
  Other current assets......................................       110        100
                                                              --------   --------
    Total current assets....................................     6,060      7,608
Property and equipment, net.................................     1,543      1,783
Intangibles, net............................................        42        346
Other assets................................................       176        208
                                                              --------   --------
                                                              $  7,821   $  9,945
                                                              ========   ========
  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,290   $  1,147
  Accrued expenses..........................................     1,476      1,227
  Note payable..............................................       844         --
  Capital lease obligations--current portion................        90        290
  Deferred revenue..........................................       500        500
                                                              --------   --------
    Total current liabilities...............................     4,200      3,164
Deferred rent obligation....................................        25         31
Capital lease obligations--long-term portion................        50         23
                                                              --------   --------
    Total liabilities.......................................     4,275      3,218
                                                              --------   --------
Mandatorily redeemable Series A preferred stock, $0.001 par
  value; no shares authorized at December 31, 1999 and 1998;
  100,000 shares issued and outstanding at December 31,
  1999 and 1998; aggregate redemption and liquidation value
  of $1,000 plus cumulative dividends.......................     2,216      2,096
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding.............        --         --
  Common stock, $0.001 par value; 30,000,000 shares
    authorized at December 31, 1999 and 1998; 20,425,403 and
    13,870,453 shares issued and outstanding as of
    December 31, 1999 and 1998, respectively................        20         14
  Common stock subscribed...................................        --          3
  Additional paid-in capital................................    68,226     61,476
  Deferred compensation.....................................      (135)      (107)
  Accumulated deficit.......................................   (66,781)   (56,755)
                                                              --------   --------
    Total stockholders' equity..............................     1,330      4,631
                                                              --------   --------
                                                              $  7,821   $  9,945
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Product sales.............................................  $  3,728   $   951    $   376
                                                              --------   -------    -------
    Total revenue...........................................     3,728       951        376
                                                              --------   -------    -------

Operating expenses:
  Product costs.............................................     4,721     1,912      2,305
  Research and development..................................     4,123     3,881      3,685
  Selling, general and administrative.......................     5,081     3,925      2,317
                                                              --------   -------    -------
    Total expenses..........................................    13,925     9,718      8,307
                                                              --------   -------    -------
      Loss from operations..................................   (10,197)   (8,767)    (7,931)
Interest income.............................................       353       424        350
Interest expense............................................      (182)     (116)      (211)
Other income................................................         2         1         --
                                                              --------   -------    -------
      Loss before income taxes..............................   (10,024)   (8,458)    (7,792)
Income taxes................................................        (2)       (2)        (2)
                                                              --------   -------    -------
      Net loss..............................................   (10,026)   (8,460)    (7,794)
Less dividend on mandatorily redeemable Series A preferred
  stock.....................................................      (120)     (120)      (120)
                                                              --------   -------    -------
Net loss attributable to common stockholders................  $(10,146)  $(8,580)   $(7,914)
                                                              ========   =======    =======
Net loss per share attributable to common stockholders
  (basic and diluted).......................................  $  (0.52)  $ (0.64)   $ (0.72)
                                                              ========   =======    =======
Weighted average shares used to compute net loss per share
  attributable to common stockholders (basic and diluted)...    19,333    13,432     11,028
                                                              ========   =======    =======

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            PERIOD FROM DECEMBER 31, 1996 THROUGH DECEMBER 31, 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   ADDITIONAL                                    TOTAL
                                         COMMON     PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                         STOCK      CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                        --------   ----------   ------------   -----------   -------------
Balances at December 31, 1996.........    $10        $46,270        $(363)       $(40,501)      $ 5,416

Exercise of stock options for 117,437
  shares of common stock..............     --             60           --              --            60

Net exercise of Series E convertible
  warrant for 12,755 shares of common
  stock...............................     --             --           --              --            --

Issuance of 2,600,999 shares of common
  stock through a Private Placement...      3         11,052           --              --        11,055

Cost of issuance of common stock for
  Private Placement (including
  underwriters' fees).................     --           (824)          --              --          (824)

Common stock of 8,089 shares issued
  under the Employee Stock Purchase
  Plan................................     --             37           --              --            37

Dividend requirements of mandatorily
  redeemable Series A preferred
  stock...............................     --           (120)          --              --          (120)

Compensation relating to granting of
  stock options.......................     --            407         (407)             --            --

Amortization of deferred
  compensation........................     --             --          239              --           239

Deferred compensation reversed for
  terminated personnel................     --            (35)          35              --            --

Net loss..............................     --             --           --          (7,794)       (7,794)
                                          ---        -------        -----        --------       -------

Balances at December 31, 1997.........    $13        $56,847        $(496)       $(48,295)      $ 8,069
                                          ===        =======        =====        ========       =======

          See accompanying notes to consolidated financial statements.

                                  (Continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

            PERIOD FROM DECEMBER 31, 1996 THROUGH DECEMBER 31, 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      COMMON     ADDITIONAL                                    TOTAL
                                          COMMON      STOCK       PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                          STOCK     SUBSCRIBED    CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                         --------   ----------   ----------   ------------   -----------   -------------
Balances at December 31, 1997..........    $13         $--        $56,847        $(496)       $(48,295)       $ 8,069
Exercise of stock options for 265,787
  shares of common stock...............     --          --            144           --              --            144
Common stock of 5,885 shares issued
  under the Employee Stock Purchase
  Plan.................................     --          --             16           --              --             16
Issuance of 400,000 shares of common
  stock for purchase of certain assets
  of Cambridge Biotech Corporation.....      1          --          1,589           --              --          1,590
Costs associated with purchase of
  certain assets of Cambridge Biotech
  Corporation..........................     --          --            (71)          --              --            (71)
3,102,500 shares of common stock
  subscribed through a Private
  Placement............................     --           3          3,099           --              --          3,102
Cost of subscription of common stock
  for a Private Placement..............     --          --            (30)          --              --            (30)
Dividend requirements of mandatorily
  redeemable Series A preferred
  stock................................     --          --           (120)          --              --           (120)
Compensation relating to granting of
  stock options........................     --          --             82          (82)             --             --
Amortization of deferred
  compensation.........................     --          --             --          360              --            360
Deferred compensation reversed for
  cancelled options....................     --          --            (80)          80              --             --
Compensation relating to acceleration
  of stock option vesting
  acceleration.........................     --          --             --           31              --             31
Net loss...............................     --          --             --           --          (8,460)        (8,460)
                                           ---         ---        -------        -----        --------        -------
Balances at December 31, 1998..........    $14         $ 3        $61,476        $(107)       $(56,755)       $ 4,631
                                           ===         ===        =======        =====        ========        =======

          See accompanying notes to consolidated financial statements.

                                  (Continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

            PERIOD FROM DECEMBER 31, 1996 THROUGH DECEMBER 31, 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      COMMON     ADDITIONAL                                    TOTAL
                                          COMMON      STOCK       PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                          STOCK     SUBSCRIBED    CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                         --------   ----------   ----------   ------------   -----------   -------------
Balances at December 31, 1998..........    $14         $ 3        $61,476        $(107)       $(56,755)       $ 4,631
Exercise of stock options for 44,532
  shares of common stock...............     --          --             35           --              --             35
Common stock of 9,918 shares issued
  under the Employee Stock Purchase
  Plan.................................     --          --              5           --              --              5
Cost associated with purchase of
  certain assets of Cambridge Biotech
  Corporation..........................     --          --            (68)          --              --            (68)
Issuance of 3,102,500 shares of common
  stock subscribed through a private
  placement............................      3          (3)            --           --              --             --
3,398,000 shares of common stock issued
  through a Private Placement..........      3          --          7,642           --              --          7,645
Cost of issuance of common stock for
  Private Placements (including
  underwriters' fees)..................     --          --           (854)          --              --           (854)
Dividend requirements of mandatorily
  redeemable Series A preferred
  stock................................     --          --           (120)          --              --           (120)
Compensation relating to granting of
  stock options........................     --          --            110         (110)             --             --
Amortization of deferred
  compensation.........................     --          --             --           82              --             82
Net loss...............................     --          --             --           --         (10,026)       (10,026)
                                           ---         ---        -------        -----        --------        -------
Balances at December 31, 1999..........    $20         $--        $68,226        $(135)       $(66,781)       $ 1,330
                                           ===         ===        =======        =====        ========        =======

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(10,026)  $(8,460)   $(7,794)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       622       536        637
    Amortization of deferred compensation...................        82       391        239
    Forgiveness of note receivable from officer.............        --        73          5
    Write-off of note and interest to research and
     development expense....................................       890        --         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................      (426)      (24)      (109)
      Inventory.............................................       581      (706)        44
      Other current assets and prepaid expenses.............      (133)      (66)        20
      Other assets..........................................        32        20         37
      Accounts payable, accrued expenses and deferred
       revenue..............................................       392       767        294)
      Deferred rent obligation..............................        (6)       (6)       (18)
                                                              --------   -------    -------
        Net cash used in operating activities...............    (7,992)   (7,475)    (6,647)
                                                              --------   -------    -------
Cash flows from investing activities:
  Purchase of equipment.....................................      (370)     (203)       (95)
  Notes receivable from officers and employees..............       (53)     (332)      (244)
  Purchase of securities available for sale.................    (1,454)   (1,873)        --
  Sale of securities available for sale.....................     1,601     1,223         --
  Loan to Pepgen............................................        --      (768)        --
                                                              --------   -------    -------
        Net cash used in investing activities...............      (276)   (1,953)      (339)
                                                              --------   -------    -------
Cash flows from financing activities:
  Proceeds from sale of stock...............................     7,682       160     11,152
  Expenses paid related to sale of stock....................      (585)       --       (824)
  Proceeds from common stock subscribed.....................       450     2,652         --
  Expenses related to subscription of common stock..........      (269)      (30)        --
  Purchase of certain assets of Cambridge Biotech Corp......        --      (500)        --
  Expenses related to purchase of certain assets of
    Cambridge Biotech Corp..................................       (68)      (71)        --
  Principal payments on notes payable.......................    (1,406)       --     (1,000)
  Principal payments on capital lease obligations...........      (255)     (482)      (446)
  Proceeds from notes payable...............................     2,250        --      1,000
                                                              --------   -------    -------
        Net cash provided by financing activities...........     7,799     1,729      9,882
                                                              --------   -------    -------
Net (decrease) increase in cash and cash equivalents........      (469)   (7,699)     2,896
Cash and cash equivalents at beginning of period............     3,121    10,820      7,924
                                                              --------   -------    -------
Cash and cash equivalents at end of period..................  $  2,652   $ 3,121    $10,820
                                                              --------   -------    -------

Supplemental disclosure of cash flow activities:
  Cash paid for interest....................................  $    178   $   116    $   211
  Cash paid for income taxes................................         2         2          2
Supplemental disclosure of noncash activities:
  Refinance of capital lease obligation.....................        82        --         --
  Acquisition of equipment through obligations under capital
    leases..................................................        --        34         --
  Dividend on mandatorily redeemable Series A preferred
    stock...................................................       120       120        120
  Deferred compensation attributable to stock grants........       110         2        372
  Purchase of certain assets of Cambridge Biotech
    Corporation.............................................        --     1,590         --
  Revaluation of acquisition of certain assets of Cambridge
    Biotech Corporation.....................................       293        --         --
  Conversion of common stock subscribed to common stock.....         3        --         --

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

    The Company has incurred net losses of $10.0 million, $8.5 million, and $7.8 million, in 1999, 1998, and 1997, respectively. The accumulated deficit at December 31, 1999 was $66.8 million. As discussed in Note 20, during the first quarter of 2000 the Company signed definitive agreements for the sale of 4,096,000 shares of its common stock in a private placement that is expected to result in proceeds of approximately $8.3 million. Although the Company believes current cash plus the proceeds of the stock sale will be sufficient to meet its operating expenses and capital requirements, the Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital, if necessary; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc., and Calypte Biomedical Company (the Company's predecessor entity). All significant intercompany accounts and transactions have been eliminated in consolidation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company accounts for its interest in Pepgen Corporation (Pepgen) under the equity method (Note 13).

CASH AND CASH EQUIVALENTS

    Cash equivalents consist primarily of investments in money market accounts and commercial paper with original maturities of three months or less.

SECURITIES AVAILABLE FOR SALE

    At December 31, 1999, securities available for sale represent high grade commercial paper maturing in less than one year. At December 31, 1999, unrealized gains and losses were insignificant.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Machinery and equipment, furniture and fixtures, and computer equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally four to seven years. Leasehold improvements and equipment under capital leases are amortized or depreciated over the shorter of the remaining lease term or the useful life of the improvement.

INTANGIBLES

    Intangibles consists of tradenames and trademarks related to the acquisition of certain assets from Cambridge Biotech Corporation (Note 3), and are carried at cost less accumulated amortization which is calculated on a straight-line basis over five years. Accumulated amortization at December 31, 1999 was $14,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial assets and liabilities have carrying values which approximate their fair values for all periods presented, except for related party financial assets. The carrying amounts of cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest. The fair market values of the notes receivable from officers and employees are not readily determinable due to their related party nature. The carrying amounts of all other financial instruments approximate fair value because of their short-term maturity.

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment to customers and when all requirements related to the shipments have occurred.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED REVENUE

    Deferred revenue is accrued on payments received from customers or distributors in advance of product shipment and will be recognized as revenue upon shipment of the related products or when all obligations related to the revenue are fulfilled.

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

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires compensation cost to be measured at the grant date based on the value of the award, and is recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees in accordance with the provisions of APB Opinion No. 25 and provides the pro forma disclosures required under SFAS
No. 123.

    The Company has recorded deferred compensation for the difference if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis.

    The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force
(EITF) Issue No. 96-18 ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

    Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the same for the three years ended December 31, 1999, 1998 and 1997. Options and warrants were excluded from the computation of loss per share as their effect is antidilutive.

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

RISKS AND UNCERTAINTIES

    Calypte purchases raw materials and components used in the manufacture of its product from various suppliers and relies on single sources for certain) components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company has some single-source components, and any delay or interruption in the supply of these components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales.

COMPREHENSIVE LOSS

    The Company has no components of other comprehensive loss other than its net loss, and, accordingly, its comprehensive loss is equivalent to our net loss for all periods presented.

SEGMENT AND GEOGRAPHIC INFORMATION

    SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment: the development and sale of HIV diagnostics.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS Nos. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

(3) ACQUISITIONS

    On December 17, 1998, the Company acquired the assets relating to the Western Blot product line for certain infectious diseases from Cambridge Biotech Corporation for a total purchase price of $2,090,000. The consideration was $500,000 in cash, 400,000 shares of Calypte common stock, 200,000 warrants for Calypte common stock with an exercise price of $8.00 per share, 200,000 warrants for Calypte common stock with an exercise price of $10.00 per share, and 200,000 warrants of Calypte common stock with an exercise price of $12.00 per share. The warrants expire on December 17, 2001 and were valued at $440,000 using the Black-Scholes option pricing model. In connection with the acquisition, approximately $139,000 of acquisition-related expenses were incurred during 1998 and 1999.

    The acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price was initially made using the estimated fair values of the assets acquired which include values based on management estimates. The allocation of the $2,090,000 purchase price at December 31, 1998 was as follows: inventory $881,000, property & equipment $860,000 and intangibles $349,000. During the first quarter of 1999, management adjusted its allocation of the estimated fair value. As a result, intangible assets were reduced and inventory was increased by $293,000.

    Results of operations of the Western Blot product line from Cambridge Biotech Corporation are included in the Consolidated Statement of Operations since the acquisition date. The following unaudited pro forma information has been prepared assuming the Western Blot product line acquisition had taken place on January 1, 1997 (in thousands, except per share data):

                                                                1998       1997
                                                              --------   --------
Product sales...............................................  $  4,184   $  3,518
Total expenses..............................................    14,975     14,147
Loss from operations........................................   (10,791)   (10,629)
Net loss....................................................  $(10,484)  $(10,492)
                                                              ========   ========
Net loss attributable to common stockholders................  $(10,604)  $(10,612)
                                                              ========   ========
Net loss per share attributable to common stockholders......  $  (0.77)  $  (0.93)
                                                              ========   ========

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(4) INVENTORY

    Inventory as of December 31, 1999 and 1998 consisted of the following:

                                                                 1999             1998
                                                            --------------   --------------
                                                            (IN THOUSANDS)   (IN THOUSANDS)
Raw materials.............................................      $  233           $  300
Work-in-process...........................................         862            1,134
Finished goods............................................         365              314
                                                                ------           ------
  Total inventory.........................................      $1,460           $1,748
                                                                ======           ======

(5) PROPERTY AND EQUIPMENT

    Property and equipment as of December 31, 1999 and 1998 consisted of the following:

                                                                 1999             1998
                                                            --------------   --------------
                                                            (IN THOUSANDS)   (IN THOUSANDS)
Computer equipment........................................     $   497          $   452
Machinery and equipment...................................       3,046            2,756
Furniture and fixtures....................................         264              257
Leasehold improvements....................................       1,703            1,675
                                                               -------          -------
                                                                 5,510            5,140
Accumulated depreciation and amortization.................      (3,967)          (3,357)
                                                               -------          -------
Property and equipment, net...............................     $ 1,543          $ 1,783
                                                               =======          =======

    The Company recognized depreciation expense of $610,000, $533,000, and $637,000, for the years ended December 1999, 1998 and 1997, respectively.

(6) ACCRUED EXPENSES

    Accrued expenses as of December 31, 1999 and 1998 consisted of the following:

                                                                 1999             1998
                                                            --------------   --------------
                                                            (IN THOUSANDS)   (IN THOUSANDS)
Accrued royalty payments..................................      $1,006           $  521
Accrued bonus.............................................          --              188
Other.....................................................         470              518
                                                                ------           ------
  Total accrued expenses..................................      $1,476           $1,227
                                                                ======           ======

(7) LINE OF CREDIT

    In January 1999, the Company entered into a line of credit agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. At December 31, 1999, the prime rate was 8.50%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, borrowings under the line of credit agreement are secured by the Company's assets. In November 1999, the agreement was modified to increase the line of credit by

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(7) LINE OF CREDIT (CONTINUED)
an additional $250,000, and to extend the repayment term through August 2000. In January 2000, the agreement was modified to extend the repayment term to August 2001.

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

    During 1999, the Company exercised its option to renew one of the capital leases for an additional three year term.

    Equipment acquired under the lease lines of credit and included in property and equipment as of December 31, 1999 and 1998 consisted of the following:

                                                                 1999             1998
                                                            --------------   --------------
                                                            (IN THOUSANDS)   (IN THOUSANDS)
Machinery and equipment...................................     $ 1,632          $ 1,632
Other.....................................................         105              105
                                                               -------          -------
                                                                 1,737            1,737
Accumulated depreciation and amortization.................      (1,665)          (1,353)
                                                               -------          -------
                                                               $    72          $   384
                                                               =======          =======

    Future minimum lease payments under capital leases as of December 31, 1999 were:

YEAR ENDED DECEMBER 31,                                       (IN THOUSANDS)
-----------------------                                       --------------
2000........................................................      $  98
2001........................................................         45
2002........................................................          9
                                                                  -----
                                                                    151
Amount representing interest................................        (11)
                                                                  -----
Present value of capital lease obligations..................        140
Current portion of capital lease obligations................        (90)
                                                                  -----
Capital lease obligations--long-term portion................      $  50
                                                                  =====

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

OPERATING LEASES

    The Company leases office and manufacturing space in Berkeley and Alameda, California, under two noncancelable operating leases. Under the Alameda lease agreement, the Company is required to provide a security deposit in the form of a letter of credit in the amount of $50,000, secured by a $50,000 certificate of deposit which is included in other assets in the accompanying consolidated balance sheets. The Company also leases space in Rockville, Maryland under two operating subleases. Total rent expense under these leases was $1,262,000, $581,000, and $541,000 for the years ended December 1999, 1998, and 1997, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 1999 were:

YEAR ENDED DECEMBER 31,                                       (IN THOUSANDS)
-----------------------                                       --------------
2000........................................................      $1,101
2001........................................................         380
2002........................................................         377
2003........................................................         330
2004........................................................           8
Thereafter..................................................          --
                                                                  ------
Total.......................................................      $2,196
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

    Holders of mandatorily redeemable Series A preferred stock shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through December 31, 1999, cumulative preferred dividends totaling $1,216,000 have been charged to stockholders' equity to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

    In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon re-incorporation of the Company in Delaware in July 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 1999 it remains outstanding. The holders of such shares maintain the same rights as held before the re-incorporation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(10) STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS

    In October 1997, the Company completed a private placement of 2,600,999 shares of its common stock at $4.25 per share. The Company received proceeds of $10.2 million after deducting placement agent commissions and additional expenses associated with the private placement.

    In January 1999, the Company completed an additional private placement of 3,102,500 shares of its common stock at $1.00 per share. The Company received proceeds of approximately $3.1 million after deducting placement agent commissions and additional expenses associated with the private placement.

    In April 1999, the Company completed a private placement of 3,398,000 shares of its common stock at $2.25 per share. The Company received net proceeds of approximately $6.8 million after deducting agent commissions and additional expenses associated with the private placement.

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

    On December 15, 1998, the Board of Directors of Calypte declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $.001 of the Company. The dividend was payable to the stockholders of record on January 5, 1999 with respect to share of Common Stock issued thereafter until the Distribution Date (as defined in a Rights Agreement) and, in certain circumstances, with respect to shares of Common Stock issued after the Distribution Date. Except as set for in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series RP Preferred Stock of the Company, $.001 par value per share, at a price of $15 per one one-thousandth (1/1000th) of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of December 15, 1998.

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

(11) INCENTIVE STOCK AND STOCK OPTIONS PLANS

    In April 1991, the Company's Board of Directors approved the adoption of the Company's Incentive Stock Plan (the Stock Plan). A total of 4,240,992 shares of common stock have been reserved for issuance under the Stock Plan.

    Under the terms of the Stock Plan, nonstatutory stock options may be granted to employees, including directors who are employees, and consultants. Incentive stock options may be granted only to employees.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(11) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
    Nonstatutory stock options may be granted under the Stock Plan at a price not less than 85% of the fair market value of the common stock on the date the option is granted. Incentive stock options may be granted under the Stock Plan at a price not less than 100% of the fair market value of the common stock on the date the option is granted. Options granted under the Stock Plan generally vest monthly over four to five years. The term of the nonstatutory and incentive stock options granted is 10 years or less from the date of the grant, as provided in the option agreements.

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

    Compensation is recorded related to options granted below fair market value, if any, or options granted to non-employees. For the years ended December 31, 1999, 1998 and 1997, the Company has recorded deferred compensation of $110,000, $82,000, and $407,000, respectively, for certain of the Company's common stock options granted under the Stock Plan. This amount is being amortized over the relevant period of benefits. For the years ended December 31, 1999, 1998, and 1997, $82,000, $391,000, and $239,000, respectively, were amortized.

    The following table summarizes activity under the Stock Plan:

                                                                             OPTIONS
                                                                             WEIGHTED
                                                                             AVERAGE
                          OPTIONS                                         EXERCISE PRICE
------------------------------------------------------------              --------------
Outstanding as of December 31, 1996.........................  1,375,465        $0.88
  Granted...................................................    699,599         4.05
  Exercised.................................................   (117,437)        0.51
  Canceled..................................................   (128,051)        0.63
                                                              ---------        -----
Outstanding as of December 31, 1997.........................  1,829,576         2.13
  Granted...................................................  1,905,108         1.18
  Exercised.................................................   (265,787)        0.54
  Canceled..................................................   (910,891)        3.51
                                                              ---------        -----
Outstanding as of December 31, 1998.........................  2,558,006         1.09
  Granted...................................................  1,080,000         1.07
  Exercised.................................................    (44,532)        0.80
  Canceled..................................................   (401,834)        1.82
                                                              ---------        -----
Outstanding as of December 31, 1999.........................  3,191,640        $0.99
                                                              =========        =====
Exercisable as of December 31, 1997.........................  1,019,933        $1.39
                                                              =========        =====
Exercisable as of December 31, 1998.........................    783,453        $1.09
                                                              =========        =====
Exercisable as of December 31, 1999.........................  1,567,967        $0.90
                                                              =========        =====

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(11) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
    As of December 31, 1999, 481,615 shares of common stock were available for grant under the Stock Plan. The per share weighted-average fair value of stock options granted during 1999, 1998, and 1997 was $0.63, $0.92, and $3.36 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999--expected dividend yield 0.00%, risk free interest rate of 6.03%, volatility of 80%, and an expected life of 3.6 years; 1998--expected dividend yield 0.0%, risk free interest rate of 4.5%, volatility of 80%, and an expected life of 8 years; 1997--expected dividend yield 0.0%, risk free interest rate of 6.0%, volatility of 80%, and an expected life of 9 years.

    The following table summarizes information about stock options outstanding under the Stock Plan at December 31, 1999:

                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          ----------------------------------------------   -----------------------------
                            NUMBER       WEIGHTED-AVG                         NUMBER
                          OUTSTANDING   REMAINING YEARS    WEIGHTED-AVG    EXERCISABLE     WEIGHTED-AVG
RANGE OF EXERCISE PRICES  AT 12/31/99    TO EXPIRATION    EXERCISE PRICE   AT 12/31/999   EXERCISE PRICE
------------------------  -----------   ---------------   --------------   ------------   --------------
$0.50..................      529,326         4.98               $0.50         528,503           $0.50
$0.78..................      795,000         9.80               $0.78         200,032           $0.78
$1.00..................    1,560,564         8.68               $1.00         807,126           $1.00
$1.19--$7.00...........      306,750         9.25               $2.36          32,306           $5.82
                           ---------                                        ---------
$0.50--$7.00...........    3,191,640         8.40               $0.99       1,567,967           $0.90
                           =========                                        =========

1995 DIRECTOR OPTION PLAN

    In December 1995, the Company's Board of Directors approved the Company's Director Option Plan (the Director Option Plan). Under the Director Option Plan, the Company has reserved 350,000 shares of common stock for issuance to the directors of the Company pursuant to nonstatutory stock options. Under the Director Option Plan, the Company's Board of Directors determines the number of shares of the Company's stock that will be granted each year to newly-elected and re-elected directors, provided that the number of options for each newly-elected director in any given year will be the same for each such director and the number of options for each re-elected director in any given year will be the same for each such director. Options may be granted under this plan to non-employee directors or directors who also serve as consultants of the Company. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company's common stock on the date such option was granted. Each grant under the plan will vest monthly over the twelve month period commencing with the director's date of election or re-election, provided that the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than one year after the date of the grant. The plan shall be in effect for a term of ten years unless sooner terminated under the Director Option Plan.

    The Company has not recorded any deferred compensation for the Company's common stock options granted under the Director Option Plan.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(11) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)

    The following table summarizes activity under the Director Option Plan:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                              OPTIONS    EXERCISE PRICE
                                                              --------   --------------
Outstanding as of December 31, 1996.........................   40,000         $7.00
  Granted...................................................   21,000          4.72
  Exercised.................................................       --            --
  Canceled..................................................  (24,000)         7.00
                                                              -------         -----
Outstanding as of December 31, 1997.........................   37,000          5.71
  Granted...................................................   30,000          2.72
  Exercised.................................................       --            --
  Canceled                                                         --            --
                                                              -------         -----
Outstanding as of December 31, 1998.........................   67,000          4.37
  Granted...................................................  140,000          1.56
  Exercised.................................................       --            --
  Canceled..................................................       --            --
                                                              -------         -----
Outstanding as of December 31, 1999.........................  207,000         $2.47
                                                              =======         =====
Exercisable as of December 31, 1997.........................    6,250         $6.53
                                                              =======         =====
Exercisable as of December 31, 1998.........................   26,000         $5.13
                                                              =======         =====
Exercisable as of December 31, 1999.........................   59,669         $3.73
                                                              =======         =====

    As of December 31, 1999, 143,000 shares of common stock were available for grant under the Director Option Plan. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $0.75, $2.72, and $4.01 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1999--expected dividend yield 0.0%, risk free interest rate 6.00%, volatility of 80%, and an expected life of 2.2 years; 1998--expected dividend yield 0.0%, risk free interest rate 5.0%, volatility of 80%, and expected life of 10 years; 1997--expected dividend yield 0.0%, risk free interest rate 5.9%, volatility of 80%, and an expected life of 10 years.

    The following table summarizes information about stock options outstanding under the Director Option Plan at December 31, 1999:

                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          ----------------------------------------------   -----------------------------
                            NUMBER       WEIGHTED-AVG                         NUMBER
                          OUTSTANDING   REMAINING YEARS    WEIGHTED-AVG    EXERCISABLE     WEIGHTED-AVG
RANGE OF EXERCISE PRICES  AT 12/31/99    TO EXPIRATION    EXERCISE PRICE   AT 12/31/999   EXERCISE PRICE
------------------------  -----------   ---------------   --------------   ------------   --------------
$1.38..................       15,000         8.82               $1.38          15,000           $1.38
$1.56..................      140,000         9.88               $1.56          11,669           $1.56
$4.00--$5.69...........       36,000         8.13               $4.45          21,000           $4.74
$7.00..................       16,000         6.97               $7.00          12,000           $7.00
                           ---------                                        ---------
$1.38--$7.00...........      207,000         9.28               $2.47          59,669           $3.73
                           =========                                        =========

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(11) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
1995 EMPLOYEE STOCK PURCHASE PLAN

    In December 1995, the Company's Board of Directors approved the Company's Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code (the Code). The Company has reserved 300,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Except for the first offering period, each offering period will last for twenty-four months; stock purchases take place every 6 months (April 30 and October 31 of each year). The first period commenced on the first day of trading, July 26, 1996. Any employee who is customarily employed for at least 20 hours per week and more than five months per calendar year, who has been employed for at least three consecutive months on or before the commencement date of an offering period is eligible to participate in the Purchase Plan. As of December 31, 1999, 1998 and 1997, 27,535, 17,617, and 11,732 shares, respectively, had been purchased under the Purchase Plan.

    Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights. No purchase rights were granted in 1997. The per share weighted-average fair value of those purchase rights granted in 1999 and 1998 were $0.46 and $3.04, respectively on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
1999--expected dividend yield 0.0%, risk free interest rate of 5.1%, volatility of 80%, and an expected life of 0.49 years; 1998--expected dividend yield 0.0%, risk free interest rate of 5.6%, volatility of 80%, and an expected life of 2 years.

PRO FORMA DISCLOSURE

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                     1999             1998             1997
                                                --------------   --------------   --------------
                                                (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Net loss attributable to common
  stockholders................................
  As reported.................................     $(10,146)        $(8,580)         $(7,914)
  Pro forma...................................      (11,057)         (9,718)          (8,851)
Net loss per share attributable to common
  stockholders................................
  As reported.................................     $  (0.52)        $ (0.64)         $ (0.72)
  Pro forma...................................        (0.57)          (0.72)           (0.80)

    Pro forma net loss reflects only options granted since 1995 as well as purchase rights granted in 1999, 1998 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(12) SECTION 401(k) PLAN

    Effective January 1, 1995, the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under
Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan.

(13)  INVESTMENT IN PEPGEN CORPORATION

    During 1995, the Company purchased a 49% equity interest in Pepgen for $1.0 million paid at closing, $1.0 million payable to Pepgen pursuant to a promissory note and options to purchase the Company's common stock valued at $500,000. The options were granted to Pepgen's stockholders for the purchase of an aggregate of 475,000 shares of the Company's common stock at a price of $7.50 per share, of which 100,000 of such shares were immediately exercisable upon signing of the agreement and the remaining 375,000 shares become exercisable upon attainment of certain milestones. The Company valued the options utilizing the Black-Scholes option-pricing model which considered the terms of the options, other market assumptions consistent with those as determined by an independent valuation appraiser, a volatility index for the biotechnology industry and certain other factors related to the probability and timing of attaining related milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. In addition, Calypte has the right of first negotiation to purchase the remaining portion of Pepgen at fair market value, and the Company is entitled to elect two of the seven Board members of Pepgen. The Company paid the $1.0 million promissory note during 1996. The Company may, but has no obligation nor plans to, provide additional funding to Pepgen.

    During 1996, the Company entered into an agreement with Pepgen to pay $72,000 for an exclusive license to all technology that relates to urine-based diagnostics developed by Pepgen. This agreement was renewed in 1997 for $60,000. The Company did not subsequently renew this license.

    During 1998, the Company loaned Pepgen $768,000 at an interest rate of 10%. The loan was secured by all intellectual property of Pepgen as well as a personal guaranty from Pepgen's Founder and Chairman and a standby guaranty from Pepgen's President in the event that the guaranty by the Founder and Chairman proved insufficient. The entire loan plus interest was due July 1, 1999.

    In May 1999, Pepgen received a financing offer from a third party that was contingent upon the Company converting its note receivable due from Pepgen into an additional equity interest in Pepgen. At a meeting of the Company's Board of Directors, the Board agreed to the conversion. Consequently, effective
March 31, 1999, the Company wrote off its total investment in the note receivable from Pepgen, including accrued interest, as research and development costs. Additional amounts totaling $63,000 were spent on research and development related to Pepgen during 1999. On October 6, 1999, Pepgen secured $3.8 million in a new round of financing. Following the closing of the financing, the Company now owns 38% of Pepgen.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(14)  INCOME TAXES

    The provision for income taxes for all periods presented in the accompanying consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
Computed "expected" tax expense...........................  $(3,408)   $(2,876)   $(2,649)
Meals and entertainment expenses, and officer's life
  insurance not deductible for income taxes...............       17          8          5
Research expenses.........................................       39         32         50
State tax expense.........................................        1          1          1
Losses and credits for which no benefits have been
  recognized..............................................    3,360      2,885      2,595
Stock option compensation.................................       --        (48)        --
Other.....................................................        5         --         --
                                                            -------    -------    -------
                                                            $     2    $     2    $     2
                                                            -------    -------    -------

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Employee benefit reserves, including accrued vacation and
    bonuses.................................................  $     41   $    128
  Start-up and other capitalization.........................       722        547
  Fixed assets, due to differences in depreciation..........       412        424
  Deferred rent and revenue.................................       209        211
  Net operating loss carryovers.............................    21,524     17,505
  Research and development credits..........................     1,320      1,164
  Other operating reserves..................................       210        146
  Other.....................................................       237        164
                                                              --------   --------
    Total gross deferred tax assets.........................    24,675     20,289
Valuation allowance.........................................   (24,675)   (20,289)
                                                              --------   --------
  Net deferred tax asset....................................  $     --   $     --
                                                              ========   ========

    The net change in the valuation allowance for the years ended
December 1999, 1998 and 1997 was an increase of $4,386,000, $1,371,000, and
$3,906,000, respectively. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $171,000 of deferred tax assets will be creditable to paid-in capital.

    As of December 31, 1999, the Company had federal tax net operating loss carryforwards of approximately $58,845,000, which will expire in the years 2004 through 2019. The Company also has federal

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(14)  INCOME TAXES (CONTINUED)
research and development credit carryforwards as of December 31, 1999 of approximately $1,003,000, which will expire in the years 2005 through 2019.

    State tax net operating loss carryforwards were approximately $25,998,000 and state research and development credit carryforwards were $474,000 as of December 31, 1999. The state net operating loss carryforwards will expire in the years 2000 through 2004 and the state research and development credits will carryforward indefinitely.

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

(16) DISTRIBUTION AGREEMENTS

WAMPOLE LABORATORIES

    In September 1999, the Company appointed Wampole Laboratories, a division of Carter-Wallace Inc., as its exclusive U.S. distributor to the hospital, public health, and reference lab markets. The agreement has an initial five-year term and on-going exclusivity within this term is predicated on the purchase of minimum volumes of the Company's product.

OTSUKA PHARMACEUTICAL CO., LTD.

    Otsuka is a Japanese integrated health care and consumer products conglomerate. In an agreement first created in August 1994, and amended in December 1998, the Company appointed Otsuka as its exclusive distributor for all market segments in Japan. The agreement extends through 2004 and is terminable without cause by Otsuka upon 120 days notice.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1999, 1998, AND 1997

(16) DISTRIBUTION AGREEMENTS (CONTINUED)

TEVA MEDICAL LTD (FORMERLY TRAVENOL LABORATORIES(ISRAEL) LTD.)

    In December 1994 the Company entered into an agreement with TEVA Medical Ltd. ("TEVA"), which gives TEVA exclusive rights to distribute the HIV-1 test and to use the trademark "Calypte" within Israel. Under the agreement, TEVA will undertake registration of the product in Israel with the Company paying regulatory fees. The agreement has no fixed term and requires no minimum purchase levels.

PACIFIC BUSINESS DEVELOPMENT, INC.

    The Company appointed Pacific Business Development ("Pacific") as its exclusive distributor for all market segments in South Korea in July 1999. Pacific's business partner in Korea is Baecam Medical Co. Ltd. This agreement has an initial three-year term. Continuing exclusivity during the term of the agreement is predicated on the purchase of minimum volumes of product following the product's successful registration in South Korea.

CHEMITECH INTERNATIONAL COMPANY

    The Company appointed Chemitech International Company as its exclusive distributor for all market segments in seven Middle Eastern countries in March 1999. The agreement is extendable year-by-year and on-going exclusivity is predicated upon specified minimum purchases following successful local registration of the product.

PROFESSIONAL BIOTECH PVT. LTD.

    In March 1999, the Company appointed Professional Biotech Pvt. Ltd. as its exclusive distributor for all market segments in India. The agreement's initial term is eighteen months, extendable thereafter. Extension of the agreement and on-going exclusivity are negotiable following successful local registration of the product.

POS BIOLOGICAL ESPANA, S.L.

    The Company appointed POS Biological Espana, S.L. as its exclusive distributor for all market segments in Spain and Portugal in October 1999. This agreement has an initial term of three years. Continuing exclusivity during the term of the agreement is contingent upon specified minimum purchases following successful local product registration.

UNI-HEALTH SERVICES SDN. BHD.

    In October 1999, the Company appointed Uni-Health Services Sdn. Bhd. as its exclusive distributor for all market segments in Malaysia. The distribution agreement has an initial term of one year. Extension of the agreement and continuing exclusivity are dependent upon the purchase of specified minimum volumes of product following the product's successful local registration.

(17) CONSULTING AND EMPLOYEE AGREEMENTS

    In January 1995, the Company entered into an employment agreement with an officer for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1999, 1998, AND 1997

(17) CONSULTING AND EMPLOYEE AGREEMENTS (CONTINUED) exceed $35,000 per year. The agreement was amended in November 1999 to provide payment of the officer's base salary through April 2000, if he is terminated for cause prior to such date.

    In December 1997, the Company entered into a consulting agreement with a Board member effective from December 1997 to June 1998. Under the agreement, the consultant received compensation of $6,000 per month and was granted 50,000 stock options which vested over the period of the agreement. The options were cancelled as of October 1999.

    In December 1997, the Company entered into a consulting agreement with a Board member effective from January 1998 through June 1998. Under the agreement, the consultant received compensation of $2,500 per month and was granted 50,000 stock options which vested over a 36 month period with the possibility of immediate vesting under certain conditions. The options were cancelled as of October 1999.

    In October 1998, the Company entered into employment agreements with two officers. Those agreements expired upon the termination of employment and execution of Consulting Agreements that extend from 1999 to 2000 between the Company and each of the officers.

    In October 1999, the Company entered into an employment agreement with an officer and director of the Company that provides for an annual salary of $220,000. In addition, the officer was granted 450,000 stock options, which vest over 24 months. The officer is also entitled to a bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors. In the event the officer's employment is terminated by the Company other than for cause, the officer is entitled to receive her base salary for twelve months.

    In October 1999, the Company entered into a consulting agreement with a Board member to serve as an officer of the Company effective from October 1999 through October 2000. Under the terms of the agreement, the director receives compensation of $5,000 per month and was granted options to purchase 150,000 shares of the Company's stock. The options for 50,000 shares of the Company's stock vested immediately upon execution of the Agreement, an additional 50,000 shares vest after six months, and the remaining 50,000 shares vest on the one year anniversary of the agreement.

    The Company has entered into other employee and consulting agreements with varying terms, in the ordinary course of business.

(18) RELATED PARTIES

    In March 1992, the Company advanced $85,000 to a stockholder and officer of the Company in exchange for a note receivable issued by the stockholder and officer. Half of the note was written off in 1995; the remainder of the note was forgiven during 1997.

    During 1997, in recognition of a Technology Rights Agreement entered into between the Company and an officer, the Company partially funded the expenses of a research foundation started by the officer. The officer entered into a loan agreement with the Company to repay such funding to the Company and to limit the funding to a maximum of $165,000. The loan is evidenced by a promissory note and is secured by the officer's owned stock and vested stock options to purchase common stock. The interest on the outstanding principal balance of the loan is a variable rate of the prime rate plus 1%. The principal amount and all accrued interest was originally due on December 1, 1997, but the due date was extended to December 31, 1999. The Company's Board of Directors has subsequently extended the due date of the

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1999, 1998, AND 1997

(18) RELATED PARTIES (CONTINUED)
note to June 12, 2000. The Technology Rights Agreement gives the Company the first right of refusal for ten years of an exclusive, worldwide license to practice, make or have made, use, sell, distribute and license to others any invention or discovery related to urine-based diagnostics made by the officer in exchange for a one-time cash payment and the payment of royalties.

    The note from the officer is a full recourse obligation. It is secured by the officer's stock and employee options in the Company, and requires maintenance of a collateral value of 200% of the loan value. This maintenance covenant was not met at all times during 1998 and 1999. However, at all times the Company had the ability to reach the officer's personal assets which the Company believed were adequate to provide for payment of the loan. The Company has also taken a security interest in additional collateral.

    In January 1998, the Company entered into an agreement with a venture capital firm, of which the Chairman of the Board of Directors of the Company is a general partner, for the services of the Chairman of the Board. The venture capital firm is also a stockholder of the Company. Under the terms of the agreement, the Company paid the venture capital firm $50,000 during 1998. The agreement was not renewed for 1999 or 2000.

(19) COMMITMENTS AND CONTINGENCIES

    On November 13, 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facilities in Berkeley and Alameda, California. On December 11, 1998, the Company responded in writing to each of the alleged deficiencies cited in the Warning Letter. The Company subsequently received another letter from the FDA requesting further responses regarding certain of the alleged deficiencies. The Company responded to the subsequent letter on June 1, 1999. The FDA conducted a follow-up inspection of the Berkeley and Alameda facilities on September 28 through October 7, 1999, which resulted in observations requiring corrective action or response from the Company. The Company submitted its written responses to the FDA's inspection observations on November 4, 1999. On March 21, 2000, the Company received the FDA's request for additional information and is in the process of responding to the request. If the FDA is not satisfied with the Company's responses and corrective actions, it could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA as to the Warning Letter may adversely affect receiving approval for manufacturing at the Company's Alameda facility.

    In May 1999, the Company received a Warning Letter from the FDA following an inspection by the FDA of its manufacturing plant in Rockville, Maryland. The Warning Letter was based upon an inspection of the Rockville manufacturing facility that was conducted between November 20 and December 11, 1998, which cited a number of significant observations. On May 24, 1999, the Company responded in writing to each of the alleged deficiencies cited in the Warning Letter. On November 19, 1999, the Company received a letter from the FDA stating that the Company's responses were considered adequate, and the Warning Letter was formally closed. Between November 30, and December 9, 1999, the FDA conducted a follow-up inspection of the Rockville facility that resulted in observations requiring corrective actions or response from the Company. On January 7, 2000, the Company responded in writing to each of the FDA observations. On March 21, 2000, the Company received the FDA's request for additional information and

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 1999, 1998, AND 1997

(19) COMMITMENTS AND CONTINGENCIES (CONTINUED) is in the process of responding to the request. If the FDA is not satisfied with the Company's responses and corrective actions, it could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations.

(20) SUBSEQUENT EVENT

    On March 2, 2000, the Company signed definitive agreements for the sale of 4,096,000 shares of common stock in a private placement that is expected to raise approximately $8.3 million after deducting the expenses of the transaction. Approximately one-half of the new financing came from a private holding company that was not a prior investor in the Company and with which one of the Company's Directors is affiliated. A representative of the holding company will join the Company's Board of Directors. The balance of the financing came primarily from the Company's existing investors. The closing of the transaction is conditioned upon the effectiveness of a registration statement that was filed by the Company on March 13, 2000.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Calypte Biomedical Corporation:

    Under date of March 9, 2000, we reported on the consolidated balance sheets of Calypte Biomedical Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The audit report on the consolidated financial statements of Calypte Biomedical Corporation and subsidiary referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations and accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule included in this Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.

                                            KPMG LLP

San Francisco, California
March 9, 2000

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                      ADDITIONS
                                         BALANCE AT   CHARGED TO   CHARGED TO
                                         BEGINNING    COSTS AND      OTHER                    BALANCE AT
                                         OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
                                         ----------   ----------   ----------   ----------   -------------
YEAR ENDED DECEMBER 31, 1999
Allowance for sales returns and
  doubtful accounts receivable.........      $--         $ 35           --           --           $35

YEAR ENDED DECEMBER 31, 1998
Allowance for sales returns and
  doubtful accounts receivable.........       --           --           --           --            --

YEAR ENDED DECEMBER 31, 1997
Allowance for sales returns and
  doubtful accounts receivable.........       --           --           --           --            --

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                             CALYPTE BIOMEDICAL CORPORATION
                                             (Registrant)

Date: March 29, 2000                         By:             /s/ DAVID E. COLLINS
                                                  ------------------------------------------
                                                               David E. Collins
                                                   CHIEF EXECUTIVE OFFICER AND VICE CHAIRMAN
                                                           OF THE BOARD OF DIRECTORS
                                             and

                                             By:               /s/ NANCY E. KATZ
                                                  ------------------------------------------
                                                                 Nancy E. Katz
                                                    PRESIDENT; CHIEF OPERATING OFFICER, AND
                                                            CHIEF FINANCIAL OFFICER
                                                      (Principal Financial and Accounting
                                                                   Officer)

                               POWER OF ATTORNEY

    Each Director of the Registrant whose signature appears below, hereby appoints David E. Collins and Nancy E. Katz, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

    PURSUANT TO THE REQUIREMENT OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer and
                /s/ DAVID E. COLLINS                     Vice Chairman of the
     -------------------------------------------         Board of Directors           March 29, 2000
                  David E. Collins                       (Principal Executive
                                                         Officer)

                                                       President, Chief Operating
                 /s/ NANCY E. KATZ*                      Officer, and Chief
     -------------------------------------------         Financial Officer            March 29, 2000
                    Nancy E. Katz                        (Principal Financial and
                                                         Accounting Officer)

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ WILLIAM A. BOEGER
     -------------------------------------------       Chairman of the Board          March 29, 2000
                  William A. Boeger

            /s/ HOWARD B. URNOVITZ, PH.D.
     -------------------------------------------       Chief Science Officer and      March 29, 2000
              Howard B. Urnovitz, Ph.D.                  Director

                /s/ JOHN J. DIPIETRO
     -------------------------------------------       Director                       March 29, 2000
                  John J. DiPietro

                  /s/ PAUL FREIMAN
     -------------------------------------------       Director                       March 29, 2000
                    Paul Freiman

             /s/ JULIUS R. KREVANS, M.D.
     -------------------------------------------       Director                       March 29, 2000
               Julius R. Krevans, M.D.

               /s/ MARK NOVITCH, M.D.
     -------------------------------------------       Director                       March 29, 2000
                 Mark Novitch, M.D.

             /s/ ZAFAR I. RANDAWA, PH.D.
     -------------------------------------------       Director                       March 29, 2000
               Zafar I. Randawa, Ph.D.

                  /s/ NANCY E. KATZ
     -------------------------------------------
                    Nancy E. Katz
                 (ATTORNEY-IN-FACT)