Form 10-Q
period 2000-03-31
CALYPTE BIOMEDICAL CORP
filed 2000-05-12
CIK 899426

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                          ------------------------

                                  FORM 10-Q

                          ------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period from _________________ to ________________

Commission file number:   000-20985

                       CALYPTE BIOMEDICAL CORPORATION
           (Exact name of registrant as specified in its charter)

                  DELAWARE                                      06-1226727
(State or other jurisdiction of incorporat                   (I.R.S. Employer
                     or organization)                     Identification Number)

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

                                       Yes    X      No
                                           -------      -------
         The registrant had 24,766,712 shares of common stock outstanding as of April 30, 2000.

================================================================================

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


                                   FORM 10-Q

                                     INDEX

                                                                          PAGE NO.
                                                                          --------
PART I.    FINANCIAL INFORMATION

           Item 1.      Financial Statements:

                        Condensed Consolidated Balance Sheets (unaudited)
                        at March 31, 2000 and December 31, 1999...........    3

                        Condensed Consolidated Statements of Operations
                        for the Three Months Ended March 31, 2000 and
                        1999 (unaudited)..................................    4

                        Condensed Consolidated Statements of Cash
                        Flows for the Three Months Ended March 31, 2000
                        and 1999 (unaudited)..............................    5

                        Notes to Condensed Consolidated Financial
                        Statements (unaudited)............................    6


           Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results of Operations..    8


PART II.   OTHER INFORMATION

           Item 2.      Changes in Securities and Use of Proceeds.........   19

           Item 6.      Exhibits and Reports on Form 8-K..................   19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                                     3/31/00            12/31/99
                                                                                               ----------------     ---------------

Current assets:
     Cash and cash equivalents......................................................           $            525     $         2,652
     Restricted cash................................................................                        743                   -
     Securities available for sale..................................................                        509                 503
     Accounts receivable, net of allowance of $35 at March 31, 2000
          and December 31, 1999.....................................................                        721                 583
     Inventory......................................................................                      1,419               1,460
     Notes receivable - officers and employees......................................                        598                 551
     Prepaid expenses...............................................................                        204                 201
     Other current assets...........................................................                        122                 110
                                                                                               ----------------     ---------------
              Total current assets..................................................                      4,841               6,060

Property and equipment, net of accumulated depreciation of $4,039
     at March 31, 2000 and $3,967 at December 31, 1999..............................                      1,568               1,543
Intangibles, net of accumulated amortization of $17 at March
     31, 2000 and $14 at December 31, 1999..........................................                         39                  42
Other assets  ......................................................................                        174                 176
                                                                                               ----------------     ---------------
                                                                                               $          6,622     $         7,821
                                                                                               ================     ===============

                    LIABILITIES, MANDATORILY REDEEMABLE
              PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable...............................................................           $          1,527     $         1,290
     Accrued expenses...............................................................                      1,561               1,476
     Note payable - current portion.................................................                      1,007                 844
     Capital lease obligations - current portion....................................                         73                  90
     Deferred revenue...............................................................                        500                 500
                                                                                               ----------------     ---------------
              Total current liabilities.............................................                      4,668               4,200

Deferred rent obligation............................................................                         27                  25
Note payable - long-term portion....................................................                        211                   -
Capital lease obligations - long-term portion.......................................                        142                  50
                                                                                               ----------------     ---------------
              Total liabilities.....................................................                      5,048               4,275

Mandatorily redeemable Series A preferred stock, $0.001 par
     value; no shares authorized, 100,000 shares issued and
     outstanding; aggregate redemption and liquidation value
     of $1,000 plus cumulative dividends............................................                      2,246               2,216

Commitments and contingencies

Stockholders' equity(deficit):
     Preferred Stock, $0.001 par value; 5,000,000 shares
         authorized; no shares issued and outstanding...............................                          -                   -
     Common Stock, $0.001 par value; 30,000,000 shares authorized; 20,670,712 and 20,425,403 shares issued and outstanding as of March 31, 2000 and
         December 31, 1999, respectively............................................                         21                  20
     Additional paid-in capital.....................................................                     68,372              68,226
     Deferred compensation..........................................................                       (107)               (135)
     Accumulated deficit............................................................                    (68,958)            (66,781)
                                                                                               ----------------     ---------------
              Total stockholders' equity (deficit)..................................                       (672)              1,330
                                                                                               =================    ===============
                                                                                               $          6,622     $         7,821
                                                                                               =================    ===============

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                    ---------------------------------------
                                                                                        2000                       1999
                                                                                    -------------             -------------
Revenues:
   Product sales.......................................................             $       1,098             $         834
                                                                                    -------------             -------------
     Total revenue.....................................................                     1,098                       834
                                                                                    -------------             -------------

Operating expenses:
   Product costs.......................................................                     1,417                       997
   Research and development costs......................................                       544                     1,660
   Selling, general and administrative costs...........................                     1,309                     1,130
                                                                                    -------------             -------------
     Total expenses....................................................                     3,270                     3,787
                                                                                    -------------             -------------
       Loss from operations............................................                    (2,172)                   (2,953)
Interest income (expense), (net).......................................                        (3)                       29
                                                                                    --------------            -------------
       Loss before income taxes........................................                    (2,175)                   (2,924)
Income taxes...........................................................                        (2)                       (2)
                                                                                    --------------            --------------
       Net loss........................................................                    (2,177)                   (2,926)

Less dividends on mandatorily redeemable
  Series A preferred stock.............................................                       (30)                      (30)
                                                                                    -------------             -------------
Net loss attributable to common stockholders...........................             $      (2,207)            $      (2,956)
                                                                                    =============             =============
Net loss per share attributable to common
  stockholders (basic and diluted).....................................             $       (0.11)            $       (0.18)
                                                                                    =============             =============
Weighted average shares used to compute
  net loss per share attributable to common
  stockholders (basic and diluted).....................................                    20,580                    16,336
                                                                                    =============             =============

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                            Three Months Ended March 31,
                                                                                         ---------------------------------
                                                                                              2000                1999
                                                                                         ------------        -------------
Cash flows from operating activities:
   Net loss...........................................................................   $     (2,177)       $     (2,926)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
       Depreciation and amortization..................................................            104                 193
       Amortization of deferred compensation..........................................             28                  19
       Write-off of note and interest receivable to research and development costs....              -                 890
       Loss on sale of equipment......................................................             19                   -
       Changes in operating assets and liabilities:
           Accounts receivable........................................................           (138)               (275)
           Inventory..................................................................             41                 115
           Prepaid expenses and other current assets..................................            (15)                (90)
           Other assets...............................................................              2                   -
           Accounts payable, accrued expenses and deferred
                revenue...............................................................            322                 653
           Deferred rent obligation...................................................              2                  (2)
                                                                                         ------------        -------------
                  Net cash used in operating activities...............................         (1,812)             (1,423)
                                                                                         ------------        ------------
Cash flows from investing activities:
   Purchases of equipment.............................................................            (64)                (23)
   Proceeds from sales of equipment...................................................             15                   -
   Notes receivable from officers and employees.......................................            (47)                 16
   Loans to related parties...........................................................              -                 (64)
   Purchase of securities available for sale..........................................             (6)               (200)
   Sale of securities available for sale..............................................              -                 225
                                                                                         ------------        ------------
                  Net cash used in investing activities ..............................           (102)                (46)
                                                                                         ------------        -------------
Cash flows from financing activities:
   Proceeds from sale of stock........................................................            177                 461
   Expenses related to sale of stock..................................................              -                (263)
   Expenses related to purchase of certain assets of Cambridge Biotech................              -                 (68)
   Principal payments on notes payable ...............................................           (126)                  -
   Principal payments on capital lease obligations....................................            (21)                (64)
   Cash pledged to bank pursuant to loan agreement....................................           (743)                  -
   Proceeds from notes payable........................................................            500               2,000
                                                                                         ------------        ------------
                  Net cash (used in) provided by financing activities.................           (213)              2,066
                                                                                         -------------       ------------
Net (decrease) increase in cash and cash equivalents..................................         (2,127)                597
Cash and cash equivalents at beginning of period......................................          2,652               3,121
                                                                                         ------------        ------------
Cash and cash equivalents at end of period............................................   $        525        $      3,718
                                                                                         ============        ============

Supplemental disclosure of cash flow activities:
     Cash paid for interest...........................................................   $         34        $         54
     Cash paid for income taxes.......................................................              -                   2
Supplemental disclosure of noncash activities:
     Refinance of capital lease obligation............................................             96                  82
     Dividends on mandatorily redeemable Series A preferred stock.....................             30                  30
     Valuation of acquisition of certain assets of Cambridge Biotech..................              -                 293
     Conversion of common stock subscribed to common stock............................              -                   3

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999
                                 (UNAUDITED)

(1)     THE COMPANY AND BASIS OF PRESENTATION

The Company's primary activities are marketing its FDA-approved urine Human Immunodeficiency Virus Type I (HIV-1) enzyme immunoassay (EIA) screening test, its FDA-approved urine and serum HIV-1 Western Blot supplemental tests and performing research and development on new products. The Company's HIV-1 screening and supplemental tests provide the only complete FDA-approved urine-based HIV-1 testing method. The Company believes that its urine-based tests offer significant advantages compared to existing blood-based or other bodily-fluid-based tests, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999. The Condensed Consolidated Balance Sheet as at December 31, 1999 is derived from the Company's audited financial statements. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1999 included in Form 10-K filed with the SEC on March 30, 2000.

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

(2)     SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the periods presented. Options and warrants for 4,507,947 shares and 3,548,795 shares in 2000 and 1999, respectively, were excluded from the computation of loss per share as their effect is antidilutive.

(3)     RESTRICTED CASH

Pursuant to a loan agreement with a commercial bank, the Company has pledged $743,000 to the bank to secure the repayment of the related loan. Such funds are restricted as to the Company's use. The loan agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. As a result of the Company's non-compliance with certain of the financial covenants and in accordance with the terms of the Agreement, during the first quarter of 2000, the Company pledged cash to the bank in amounts equivalent to 105% of the outstanding loan balance. As a result of such pledge, the Company is considered to have cured any default arising from any non-

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999
                                 (UNAUDITED)


compliance with the financial covenants. Subsequent to the pledge of cash, in January 2000, the bank and the Company modified the agreement to extend the repayment term through August 2001.

(4)     INVENTORY

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of March 31, 2000 and December 31, 1999 consisted of the following:

                                                       3/31/00                      12/31/99
                                                   (in thousands)                (in thousands)
                                                   --------------                --------------
                  Raw Materials                      $      252                    $     233
                  Work-in-Process                           793                          862
                  Finished Goods                            374                          365
                                                     ----------                    ---------

                      Total Inventory                $    1,419                    $   1,460
                                                     ==========                    =========

(5)      STOCK OPTION PLANS

In February 2000, the Company's Board of Directors authorized the modification of stock options granted to employees from October 1998 through December 1999 under the Company's 1991 Incentive Stock Plan to decrease the vesting period from five years to three years. Neither the exercise price nor the life of the option was modified.

(6)     FINANCING

On April 7, 2000, the Company completed the sale of 4,096,000 shares of common stock in a private placement that raised approximately $8.3 million after deducting the expenses of the transaction. Approximately one-half of the financing came from a private holding company that was not a prior investor in the Company and with which one of the Company's Directors is affiliated. A representative of the holding company was elected as a member of the Company's Board of Directors in April 2000. The balance of the private placement financing came primarily from the Company's existing investors. In March 2000, in conjunction with the private placement, one of the investors advanced the Company $500,000 with the intent that the loan would be converted to equity upon the closing of the private placement. The private placement closed following the effectiveness of a registration statement filed with the SEC, and the Company received the expected proceeds. The bridge loan and related accrued interest were converted to equity upon the closing of the private placement. In conjunction with the private placement the Company issued 100,000 warrants exercisable at $3.62 per share and 50,000 options exercisable at $2.05 per share. The warrants and options were valued on the date of grant at $3.03 per share and $2.86 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 6.5%, the contractual life of 5 years for the warrants and 10 years for the options, and volatility of 80%. The expense associated with the warrants and options was accounted for as a transaction cost of the private placement.

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

                                   OVERVIEW

Calypte's efforts are currently focused on expanding the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests and on improving its products and processes. In the summer of 1998, upon receipt of a license for both its screening and supplemental tests, the Company began the marketing and sale in the U.S. of the only available FDA-approved urine-based HIV test method. There can be no assurance the Company will have significant revenues from sales of the HIV-1 urine screening assay or the supplemental test.

The Company expects operating losses to continue in the near future as it continues to expand its sales and marketing activities for its current FDA-approved products and conducts additional research and development for process improvements and new products. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate certain targeted domestic markets. The Company maintains a small direct sales force to sell the Company's urine-based HIV-1 test to laboratories serving the life insurance market. International and other U.S. markets are addressed utilizing diagnostic product distributors. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

The following represents selected financial data:

                                                                             (in thousands)
                                                                       --------------------------
                                                                           Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                         2000              1999
                                                                       ---------        ---------
    Total revenue                                                      $   1,098        $     834
                                                                       ---------        ---------
    Operating expenses:
       Product costs                                                       1,417              997
       Research and development                                              544            1,660
       Selling, general and administrative                                 1,309            1,130
                                                                       ---------        ---------
         Total expenses                                                    3,270            3,787
                                                                       ---------        ---------
       Loss from operations                                               (2,172)          (2,953)
    Interest and other income (net)                                           (3)              29
                                                                       ----------       ---------
       Loss before income taxes                                        $  (2,175)       $  (2,924)
                                                                       =========        =========


THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues from product sales for the first quarter of 2000 totaled $1.1 million, an increase of $264,000 or 32% compared to the $834,000 reported in the first quarter of 1999. The increase in revenues is a result of increased sales across the Company's product line, including its HIV-1 urine screening test and both its urine-based and serum-based HIV supplemental tests.

Product costs for the first quarter of 2000 totaled $1.4 million, an increase of $420,000 or 42% versus the $1.0 million for the first quarter of 1999. In addition to higher costs attributable to the increase in product sales compared to the first quarter of 1999, the Company continues to incur duplicative costs to operate and validate processes in its Alameda, California facility that has not yet been approved by the FDA to manufacture product for sale. Simultaneously, it is incurring costs to operate its two licensed facilities in Berkeley, California and Rockville, Maryland. Redundant manufacturing costs cannot cease until the Alameda facility receives FDA approval and the Company closes its Berkeley facility. Additionally, the Company incurred greater costs in the first quarter of 2000 to validate processes and ensure compliance with good manufacturing practices at its Rockville plant than in the first quarter of 1999.

Research and development expense decreased by $1,116,000 or 67%, to $544,000 for the first quarter of 2000, compared to $1.7 million for the first quarter of 1999. In the first quarter of 1999, the Company wrote off a note receivable and accrued interest from a related party in the amount of $890,000 as a research and development expense. Pure research expenses have been curtailed in the first quarter of 2000 as the Company dedicates its resources to expanded marketing efforts for its existing products.

Selling, general and administrative expenses increased by $179,000 or 16%, to $1.3 million in the first quarter of 2000, compared to $1.1 million in the first quarter of 1999. The change reflects a combination of increases in salary and benefits expenses attributable to additional sales and marketing personnel; increases in the usage of outside consultants, and the costs of underutilization of the Company's Alameda, California manufacturing facility primarily for administrative purposes.

Interest income, interest expense and other expense combined to result in a net expense of $3,000 for the first quarter of 2000, versus income of $29,000 for the first quarter of 1999. The change was primarily attributable to a decrease in interest income as a result of lower invested cash balances in 2000 compared to the first quarter of 1999.


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

In April 2000, the Company closed a private placement of 4,096,000 shares of its Common Stock at $2.05 per share following the effectiveness of a registration statement that the Company filed covering the resale of the shares by the investors. The Company received proceeds of approximately $8.3 million after deducting expenses of the transaction. In conjunction with the equity financing, the Company also issued warrants for 100,000 shares of Common Stock with an exercise price of $3.62 per share to one of the investors in return for a short-term bridge loan commitment. The Company drew $500,000 on the bridge loan during March 2000. The bridge loan and accrued interest were converted to equity upon the closing of the private placement transaction.

In January 2000, the company renegotiated its bank loan agreement to extend the repayment term from August 2000 to August 2001. Restrictions on $743,000 cash pledged to the bank at March 31, 2000 will be released upon the Company's demonstration of compliance with the financial convenants in its loan agreement. The Company expects this to occur in May 2000 when it files its compliance documents for the month of April 2000 with the bank.

Although the Company believes current cash, including the proceeds from the April 2000 private placement, will be sufficient to meet its operating expenses and capital requirements for the next twelve months, the Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, improvements in the costs and efficiency of its manufacturing processes, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection and the ability, if necessary, to raise additional capital in a timely manner.

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

OPERATING ACTIVITIES

For the three months ended March 31, 2000 and 1999, the Company used cash of $1.8 million and $1.4 million, respectively, in its operations. The cash used in operations was primarily for inventory, marketing the Company's urine-based HIV-1 screening test and its urine-based and serum-based supplemental tests, and funding manufacturing, research and development, selling, and general and administrative expenses of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN No. 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and is generally effective July 1, 2000, with certain conclusions in the Interpretation covering specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis from July 1, 2000. Management believes the adoption of FIN No. 44 will not have a material impact on our financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), summarizing the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A ("SAB 101A"), delaying the implementation date of SAB101. As amended, registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 must adopt SAB 101 during the second fiscal quarter of their fiscal year. Management is reviewing SAB 101 and SAB 101A and at the current time does not believe that those interpretations will have a significant impact on our financial position, results of operations, or cash flows.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on our financial position, results of operations, or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS, EVENTS OR PERFORMANCE

Calypte has identified a number of risk factors and uncertainties that it faces. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements we make in this Form 10-Q or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

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

         We have FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since July 1998. To date, however, this testing method has only generated limited revenues and not achieved significant market penetration. The failure of our products to obtain market acceptance would have a material adverse effect on us.

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

    WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE FUTURE. We have incurred losses in each year since our inception. Our net loss for the quarter ended March 31, 2000 was $2.2 million and our accumulated deficit as of March 31, 2000 was $69.0 million. We expect operating losses to continue as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

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

             WE HAVE RECEIVED WARNING LETTERS FROM THE FDA REGARDING THE SUFFICIENCY OF OUR MANUFACTURING RECORDS AND PRODUCTION PROCEDURES AND WE MUST SATISFY THE FDA'S CONCERNS IN ORDER TO AVOID REGULATORY ACTION AGAINST US. In November 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facilities in Berkeley and Alameda, California. On December 11, 1998, the Company responded in writing to each of the deficiencies cited in the Warning Letter. The Company subsequently received another letter from the FDA requesting further responses regarding certain of the deficiencies. The Company responded to the subsequent letter on June 1, 1999. The FDA conducted a follow-up inspection of the Berkeley and Alameda facilities from September 28 through October 7, 1999, which resulted in observations requiring corrective action or response from the Company. The Company submitted its written responses to the FDA's inspection observations on November 4, 1999. On March 21, 2000, the Company received a response from the FDA requesting additional information. Company representatives met with and provided information to FDA officials on April 27, 2000 and on May 5, 2000 responded in writing to requests for additional information. Additionally, the FDA has granted a meeting with Company representatives on May 16, 2000 to review and provide comments on the Company's application for its Alameda facility.

         In May 1999, the Company received a Warning Letter from the FDA that cited a number of significant observations related to its November 20 through December 11, 1998 inspection of the Company's manufacturing plant in Rockville, Maryland. On May 24, 1999, the Company responded in writing to each of the deficiencies cited in the Warning Letter. On November 19, 1999, the Company received a letter from the FDA stating that the Company's responses were considered adequate, and the Warning Letter was formally closed. Between November 30, and December 9, 1999, the FDA conducted a follow-up inspection of the Rockville facility that resulted in observations requiring corrective actions or response from the Company. On January 7, 2000, the Company responded in writing to each of the FDA observations and is awaiting the FDA's reply. On March 21, 2000, the Company received a response from the FDA requesting additional information. Company representatives met with and provided information to FDA officials on April 27, 2000 and on May 5, 2000 responded in writing to requests for additional information.

If the FDA is not satisfied with the Company's responses and corrective actions regarding these matters at either its Alameda or Rockville facilities, the FDA could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA on these matters may adversely affect receiving approval for manufacturing at the Alameda facility and/or the Company's ability to export its products to certain international markets.

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

    THE PRICE OF CALYPTE'S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO EFFECT THE PRICE OF OUR STOCK. Our common stock has traded as low as $1.28 per share and as high as $7.25 per share during the first quarter of 2000. Some of the factors leading to the volatility include:

         - price and volume fluctuations in the stock market at large which do not relate to our operating performance;

         -    fluctuations in our operating results;

         - announcements of technological innovations or new products which we or our competitors make;

         -    FDA and international regulatory actions;

         - availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third- party payors;

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

    WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL. As a small company with only 62 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us.

                          PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three years ended March 31, 2000, the Company completed three private placements of shares of its Common Stock. See "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. In each instance, the proceeds were used to fund the Company's continuing operations. The shares sold in each of the private placements were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on Forms S-3 filed on October 21, 1997, November 14, 1998, and March 30, 1999. The proceeds from each private placement have been used to finance operations.

         SUBSEQUENT EVENT. On April 7, 2000, the Company completed the sale of 4,096,000 shares of its Common Stock to institutional investors in a private placement at $2.05 per share with an aggregate offering price of $8,396,000. The Company received net proceeds of approximately $8.3 million after deducting expenses associated with the private placement. The Company also issued warrants for 100,000 shares of its Common Stock to one of the investors in return for a bridge loan issued prior to the closing of the private placement. The warrants are exercisable at $3.62 per share. The shares sold in the private placement were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of the Securities Act. Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on a Form S-3 Registration Statement filed on March 13, 2000. The private placement closed following the effectiveness of the Registration Statement on April 5, 2000. The Company will use the proceeds from the private placement to finance its continuing operations.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

Exhibit 10.64           Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of November 15, 1999
Exhibit 10.65           Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of January 30, 2000
Exhibit 10.66           Restated Technology Rights Agreement between Registrant and Howard B.
                        Urnovitz, Ph.D. dated as of March 1, 2000
Exhibit 10.67           Technology Rights Agreement between Registrant and Chronix Biomedical dated as of March 1, 2000

Exhibit 10.68*          Exclusive Independent Contractor Agreement for Project Sentinel between
                        Clinical Reference Laboratory, Inc. and Registrant dated as of January 21, 2000
Exhibit 27              Financial Data Schedule

*Confidential treatment has been granted as to certain portions of this exhibit.

b.    Reports on Form 8-K

None



--------------------------------------------------------------------------------
                                  SIGNATURES
                                  ----------



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


                                           CALYPTE BIOMEDICAL CORPORATION
                                           ------------------------------
                                           (Registrant)




Date:  May 12, 2000                         By:     /s/ Nancy E. Katz
                                                 --------------------------
                                            Nancy E. Katz
                                            PRESIDENT, CHIEF OPERATING OFFICER,
                                            AND CHIEF FINANCIAL OFFICER
                                           (Principal Accounting Officer)