Form 10-Q
period 2000-06-30
CALYPTE BIOMEDICAL CORP
filed 2000-08-10
CIK 899426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                          -----------------------------

                                    FORM 10-Q

                          -----------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period from             to
                               ------------    ---------------

Commission file number:   000-20985

                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                    06-1226727
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

                             Yes    X      No
                                 ------       -------

         The registrant had 24,818,593 shares of common stock outstanding as of August 7, 2000.

================================================================================

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


                                    FORM 10-Q

                                      INDEX

                                                                                               PAGE NO.
                                                                                               -------

PART I.       FINANCIAL INFORMATION


           Item 1.      Financial Statements:

                        Condensed Consolidated Balance Sheets as of
                        June 30, 2000 and December 31, 1999 (unaudited).............               3

                        Condensed Consolidated Statements of Operations
                        for the Three Months and Six Months Ended June 30, 2000
                        and 1999 (unaudited)........................................               4

                        Condensed Consolidated Statements of Cash
                        Flows for the Six Months Ended June 30, 2000
                        and 1999 (unaudited)........................................               5

                        Notes to Condensed Consolidated Financial
                        Statements (unaudited)......................................               6


           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations...............               9

           Item 3.      Quantitative and Qualitative Disclosures About
                        Market Risk.................................................              19


PART II.   OTHER INFORMATION


           Item 2.      Changes in Securities and Use of Proceeds...................              20

           Item 4.      Submission of Matters to a Vote of Security Holders.........              20
           Item 6.      Exhibits and Reports on Form 8-K............................              21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                                 June 30,2000      December 31, 1999
                                                                                               ----------------     --------------

Current assets:
     Cash and cash equivalents......................................................           $          4,973     $        2,652
     Restricted cash................................................................                        866                  -
     Securities available for sale..................................................                          -                503
     Accounts receivable, net of allowance of $35 at June 30, 2000
            and December 31, 1999...................................................                        769                583
     Inventories....................................................................                      1,457              1,460
     Notes receivable - officers and employees......................................                        630                551
     Prepaid expenses...............................................................                        130                201
     Other current assets...........................................................                         97                110
                                                                                               ----------------     --------------
              Total current assets..................................................                      8,922              6,060
Property and equipment, net of accumulated depreciation of  $4,181
     at June 30, 2000 and $3,967 at December 31, 1999...............................                      1,569              1,543
Intangibles, net of accumulated amortization of $20 at June 30, 2000 and $14 at
     December 31, 1999..............................................................                         36                 42
Other assets  ......................................................................                        174                176
                                                                                               ----------------     --------------
                                                                                               $         10,701     $        7,821
                                                                                               ================     ==============
                       LIABILITIES, MANDATORILY REDEEMABLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................................           $          1,083     $        1,290
     Accrued expenses...............................................................                      1,123              1,476
     Note payable - current portion.................................................                        707                844
     Capital lease obligations - current portion....................................                         76                 90
     Deferred revenue...............................................................                        500                500
                                                                                               ----------------     --------------
              Total current liabilities.............................................                      3,489              4,200

Deferred rent obligation............................................................                         30                 25
Note payable - long-term portion....................................................                        118                  -
Capital lease obligations - long-term portion.......................................                        122                 50
                                                                                               ----------------     --------------
              Total liabilities.....................................................                      3,759              4,275
                                                                                               ----------------     --------------
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and
     liquidation value of $1,000 plus cumulative dividends..........................                      2,276              2,216
                                                                                               ----------------     --------------
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares
         issued and outstanding.....................................................                          -                  -
     Common Stock, $0.001 par value; 50,000,000 shares authorized; 24,814,260 and 20,425,403 shares issued and outstanding as of June 30, 2000 and
         December 31, 1999, respectively............................................                         25                 20
     Additional paid-in capital.....................................................                     76,895             68,226
     Deferred compensation..........................................................                        (91)              (135)
     Accumulated deficit............................................................                    (72,163)           (66,781)
                                                                                               ----------------     --------------
              Total stockholders' equity............................................                      4,666              1,330
                                                                                               ----------------     --------------
                                                                                              $         10,701     $        7,821
                                                                                               ================     ==============

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                        June 30,
                                                                      ---------------------------   ----------------------------
                                                                          2000            1999           2000          1999
                                                                      ------------   ------------   ------------    ------------
Revenues:
   Product sales...............................................       $        787   $        914   $      1,885    $      1,748
                                                                      ------------   ------------   ------------    ------------

Operating expenses:
   Product costs...............................................              1,307          1,119          2,724           2,116
   Research and development costs..............................                572            913          1,116           2,573
   Selling, general and administrative costs...................              2,213          1,216          3,522           2,346
                                                                      ------------   ------------   ------------    ------------
     Total expenses............................................              4,092          3,248          7,362           7,035
                                                                      ------------   ------------   ------------    ------------
       Loss from operations....................................             (3,305)        (2,334)        (5,477)         (5,287)
Interest income, interest expense and other income.............                100             69             97              98
                                                                      ------------   ------------   ------------    ------------
       Loss before income taxes................................             (3,205)        (2,265)        (5,380)         (5,189)

Income taxes...................................................                  -              -             (2)             (2)
                                                                      ------------   ------------   ------------    ------------
         Net loss..............................................             (3,205)        (2,265)        (5,382)         (5,191)

Less dividends on mandatorily redeemable Series A
  preferred stock..............................................                (30)           (30)           (60)            (60)
                                                                      ------------   ------------   ------------    ------------

Net loss attributable to common stockholders...................       $     (3,235)  $     (2,295)  $     (5,442)   $     (5,251)
                                                                      ============   ============   ============    ============

Net loss per share attributable to common stockholders
  (basic and diluted)..........................................       $      (0.13)  $      (0.11)  $      (0.24)   $      (0.29)
                                                                      ============   ============   ============    ============

Weighted average shares used to compute
  net loss per share attributable to common
  stockholders (basic and diluted).............................             24,518         20,120         22,549          18,238
                                                                      ============   ============   ============    ============

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    Six Months Ended June 30,
                                                                                                ---------------------------------
                                                                                                     2000                1999
                                                                                                ------------        -------------
Cash flows from operating activities:
   Net loss..................................................................................   $     (5,382)       $     (5,191)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization.........................................................            268                 380
       Amortization of deferred compensation.................................................            219                  38
       Reduction in note receivable from officer.............................................             96                   -
       Write-off of note and interest receivable to research and development costs...........              -                 890
       Loss on sale of equipment.............................................................             16                   -
       Changes in operating assets and liabilities:
           Accounts receivable...............................................................           (186)               (241)
           Inventories.......................................................................              3                 232
           Prepaid expenses and other current assets.........................................            (45)                (37)
           Other assets......................................................................              2                   -
           Accounts payable, accrued expenses and deferred
                revenue......................................................................           (560)               (139)
           Deferred rent obligation..........................................................              5                  (3)
                                                                                                ------------        -------------
                  Net cash used in operating activities......................................         (5,564)             (4,071)
                                                                                                ------------        ------------
Cash flows from investing activities:
   Purchase of equipment.....................................................................           (227)                (55)
   Proceeds from sales of equipment..........................................................             19                   -
   Notes receivable from officers............................................................            (46)                 (6)
   Loan to Pepgen............................................................................              -                 (64)
   Purchase of securities available for sale.................................................            (11)             (1,450)
   Sales of securities available for sale....................................................            514                 850
                                                                                                ------------        ------------
                  Net cash provided by (used in) investing activities .......................            249                (725)
                                                                                                ------------        -------------
Cash flows from financing activities:
   Proceeds from sale of stock...............................................................          8,110               8,106
   Expenses related to sale of stock.........................................................            (51)               (854)
   Expenses related to purchase of certain assets of Cambridge Biotech.......................              -                 (68)
   Proceeds from notes payable...............................................................            750               2,000
   Principal payments on notes payable.......................................................           (269)                  -
   Cash pledged to bank pursuant to loan agreement...........................................           (866)                  -
   Principal payments on capital lease obligations...........................................            (38)               (176)
                                                                                                -------------       -------------
                  Net cash provided by financing activities..................................          7,636               9,008
                                                                                                ------------        ------------
Net increase in cash and cash equivalents....................................................          2,321               4,212
Cash and cash equivalents at beginning of period.............................................          2,652               3,121
                                                                                                ------------        ------------
Cash and cash equivalents at end of period...................................................   $      4,973        $      7,333
                                                                                                ============        ============
Supplemental disclosure of cash flow activities:
     Cash paid for interest..................................................................   $         62        $         93
     Cash paid for income taxes..............................................................              2                   2
Supplemental disclosure of noncash activities:

     Refinance of capital lease obligation...................................................             96                  82
     Dividends accrued on mandatorily redeemable Series A preferred stock....................             60                  60
     Conversion of note payable to common stock..............................................            500                   -
     Deferred compensation attributable to stock grants......................................            175                   -
     Revaluation of acquisition of certain assets of Cambridge Biotech.......................              -                 293
     Conversion of common stock subscribed to common stock...................................              -                   3

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

(1)   THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the Company) is a health care company dedicated to the development and commercialization of urine-based diagnostic products and services for Human Immunodeficiency Virus Type 1 (HIV-1), sexually transmitted diseases and other chronic illnesses. The Company's tests include the screening enzyme immunoassay (EIA) and supplemental Western Blot tests, the only two FDA-licensed HIV-1 antibody tests that can be used on urine samples. The Company believes that accurate non-invasive urine-based testing methods for HIV and other chronic diseases may make important contributions to public health by helping to foster an environment in which testing may be done safely, economically, and painlessly.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations for the three months and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1999 included in its Form 10-K filed with the SEC on March 30, 2000.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

(2)  SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 5,034,377 and 3,558,795 shares at June 30, 2000 and 1999, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was antidilutive.

(3)  INVENTORY

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                                 2000                          1999
                                                              ----------                    ---------

                           Raw Materials                      $      261                    $     233
                           Work-in-Process                           859                          862
                           Finished Goods                            337                          365
                                                              ----------                    ---------

                               Total Inventory                $    1,457                    $   1,460
                                                              ==========                    =========

(4)  NOTES RECEIVABLE - OFFICERS AND EMPLOYEES

In June 2000, the Company accepted a new note from an officer who is also a director. The new note incorporates the principal and accrued interest from previous indebtedness of the officer and is secured by the officer's owned stock and vested stock options in the Company. The note bears interest at the prime rate and is due on December 31, 2000.

(5)   NOTE PAYABLE

At December 31, 1999, the Company maintained a loan agreement with a bank to borrow up to $2.25 million at an interest rate of prime plus 1 1/4%. The Company's assets secure borrowings under the loan. The amended agreement originally called for the loan to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning in August 1999. In January 2000, the loan was modified to extend the repayment term through August 2001. In May 2000, the loan was again modified to increase the outstanding principal balance by $250,000. At June 30, 2000, the Company had $825,000 outstanding under this facility and the prime rate was 9.5%.

The loan agreement requires the Company to maintain certain financial conditions and comply with certain reporting and other requirements. At times during the first and second quarters of 2000, including at June 30, 2000, the Company was not in compliance with certain of the financial covenants of the agreement. In the event of such non-compliance, the agreement requires the Company to pledge cash to the bank in an amount equal to 105% of the outstanding loan balance. Upon the pledge of such cash, the Company is deemed to have cured any default arising from any non-compliance with the financial covenants of the agreement. The accompanying Consolidated Balance Sheet as of June 30, 2000 and Statement of Cash Flows for the period ended June 30, 2000 reflect the $866,000 cash pledge to the bank that was required to cure the Company's non-compliance as of June 30, 2000.

(6)  STOCK OPTION PLANS

In February 2000, the Company's Board of Directors authorized the modification of stock options granted to employees from October 1998 through December 1999 under the Company's 1991 Stock Option Plan to decrease the vesting period from five years to three years. Neither the exercise price nor the life of the option was modified.

At the annual stockholders' meeting in June 2000, the Company's stockholders approved the adoption of the 2000 Equity Incentive Plan as a replacement for the Company's 1991 Stock Option Plan and authorized 4,000,000 shares of the Company's Common Stock for issuance under the new plan. The stockholders also approved amendments to the 1995 Director Option Plan to (i) increase by 500,000 the number of shares of Common Stock reserved for issuance under the Plan; (ii) to remove the requirement that the number of shares in each option granted to each newly-elected director be equal and that the number of shares in each option granted to each re-elected director be equal; (iii) to provide that if a non-employee director whose outstanding options have been assumed or substituted pursuant to a merger or asset sale is removed from the Board of Directors without cause within six months of such merger or asset sale, such director's outstanding options shall become fully vested and exercisable; and (iv) to provide that if a non-employee director is designated for nomination to the Board of Directors pursuant to an agreement between the Company and another person or entity, options granted under the Director Option Plan may be granted to such other person or entity or an affiliate of the same.

(7)  FINANCING

On April 7, 2000, the Company completed the sale of 4,096,000 shares of common stock in a private placement that raised approximately $8.3 million after deducting the expenses of the transaction. Approximately one-half of the financing came from a private holding company that was not a prior investor in the Company and with which one of the Company's Directors is affiliated. A representative of the holding company was elected as a member of the Company's Board of Directors in April 2000. The balance of the private placement financing came primarily from the Company's existing investors. In March 2000, in conjunction with the private placement, one of the investors advanced the Company $500,000 with the intent that the loan would be converted to equity upon the closing of the private placement. The private placement closed following the effectiveness of a registration statement filed with the SEC, and the Company received the expected proceeds. The bridge loan was converted to equity upon the closing of the private placement. In conjunction with the private placement the Company issued 100,000 warrants exercisable at $3.62 per share and 50,000 options exercisable at $2.05 per share. The warrants and options were valued on the date of grant at $3.03 per share and $2.86 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 6.5%, the contractual life of 5 years for the warrants and 10 years for the options, and volatility of 80%. The expense associated with the warrants and options was accounted for as a transaction cost of the private placement.

(8)  STOCKHOLDERS' EQUITY

At the annual stockholders' meeting in June 2000, the stockholders approved an increase the number of authorized shares of the Company's Common Stock from 30,000,000 to 50,000,000.

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

                                    OVERVIEW

Calypte's efforts are currently focused on expanding the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests and on improving its products and processes. Since the summer of 1998, when the Company received a license for both its screening and supplemental tests, the Company has been marketing and selling in the U.S. the only available FDA-approved urine-based HIV test method. There can be no assurance the Company will achieve or sustain significant revenues from sales of the HIV-1 urine screening assay or the supplemental test.

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

RESULTS OF OPERATIONS

The following represents selected financial data:

                                                                       (in thousands)           (in thousands)
                                                                   ---------------------     ---------------------
                                                                    Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                   ---------------------     ---------------------
                                                                      2000        1999         2000        1999
                                                                   ---------    --------     --------    ---------

   Total revenue                                                   $     787    $    914     $  1,885    $   1,748
                                                                   ---------    --------     --------    ---------
   Operating expenses:
       Product costs                                                   1,307       1,119        2,724        2,116
       Research and development                                          572         913        1,116        2,573
       Selling, general and administrative                             2,213       1,216        3,522        2,346
                                                                   ---------    --------     --------    ---------
         Total expenses                                                4,092       3,248        7,362        7,035
                                                                   ---------    --------     --------    ---------
       Loss from operations                                           (3,305)     (2,334)      (5,477)      (5,287)

   Interest income (net of interest expense) and other income            100          69           97           98
                                                                   ---------    --------     --------    ---------
       Loss before income taxes                                    $  (3,205)   $ (2,265)    $ (5,380)   $  (5,189)
                                                                   =========    ========     =========   =========

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues for the second quarter of 2000 decreased by $127,000 or 14% to $787,000 compared to $914,000 in the second quarter of 1999. The decrease in revenues is attributable to changes in customer order patterns coupled with regulatory changes in the domestic life insurance industry that generated a noticeable increase in testing related to new policy applications late in 1999 and early in 2000. The increased demand for testing did not continue into the second quarter of 2000. The second quarter reduction in insurance testing impacted sales of both the Company's screening and supplemental test products.

Product costs increased $188,000 or 17% to $1.3 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999. The increase is partially attributable to costs associated with increased staffing and contractor usage at the Company's Rockville, Maryland facility to expand, upgrade and validate its process and to ensure compliance with good manufacturing practices. Additionally, the Company continues to incur duplicative costs to operate and validate processes in its Alameda, California facility that has not yet been approved by the FDA to manufacture product for sale while simultaneously incurring costs to operate its two licensed facilities in Berkeley, California and Rockville, Maryland. Redundant manufacturing costs cannot cease until the Alameda facility receives FDA approval and the Company closes its smaller Berkeley facility.

Research and development expenses decreased by $341,000 or 37% to $572,000 for the three months ended June 30, 2000 from $913,000 in the corresponding period of 1999. The Company's expenditures for pure research and clinical trials decreased in the second quarter of 2000 as it focused more of its resources on expanded marketing efforts to improve awareness and visibility for its existing products. Additionally, the second quarter 2000 renegotiation of a license agreement that allows the Company access to certain patents and proprietary rights resulted in a reduction of research and development expenses by reducing the contractual minimum payments required under the agreement for 2000 through the agreement's expiration in 2009.

Selling, general and administrative expenses increased $997,000 or 82% to $2.2 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. The increase was primarily related to increases in advertising and for various complementary initiatives designed to generate and increase awareness of the Company and its products among consumers, physicians, and international healthcare and governmental organizations. Travel and other expenses associated with the acquisition of various new international distribution agreements also contributed to the increase in this expense.

Interest income (net of interest expense) and other income increased by $31,000 or 45% to $100,000 for the three months ended June 30, 2000 from $69,000 for the three months ended June 30, 1999. The increase was primarily due to the reduction in interest expense on borrowings under a bank loan agreement and on capital lease obligations.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

In the first six months of 2000, revenue increased by $137,000 or 8% to $1.9 million from $1.7 million in the prior year's comparable period due primarily to strong first quarter 2000 sales of both the Company's screening and supplemental tests to reference laboratories servicing the domestic life insurance industry. Certain regulatory changes applicable to the domestic life insurance industry generated an increased demand for testing of new policy applicants late in 1999 and early in 2000.

Product costs increased by $608,000 or 29% to $2.7 million for the six months ended June 30, 2000 from $2.1 million for the six months ended June 30, 1999. Product costs during the six months ended June 30, 2000 were higher due to increased personnel and outside contractor costs necessary to prepare the Company's Alameda, California facility for inspection and approval for manufacturing by the FDA, to expand, upgrade and validate its Rockville, Maryland facility's processes, and to ensure compliance with good manufacturing practices at all of its locations. The Company continues to incur duplicative costs to operate and validate processes in its Alameda, California facility that has not yet been approved by the FDA to manufacture product for sale while simultaneously incurring costs to operate its two licensed facilities in Berkeley, California and Rockville, Maryland. These redundant manufacturing must continue until the Alameda facility receives FDA approval and the Company is able to close its smaller Berkeley facility.

Research and development expenses decreased by $1,457,000 or 57% to $1.1 million for the six months ended June 30, 2000 from $2.6 million in the corresponding period of 1999. The decrease was primarily due to the write-off of notes and interest receivable from a related party as in-process research and development in 1999 and reductions in the costs of third party research projects and clinical trials. The second quarter 2000 renegotiation of a license agreement allowing the Company access to certain patents and proprietary rights also resulted in a reduction of research and development expenses by reducing the contractual minimum payments required under the agreement for 2000 through the agreement's expiration in 2009.

Selling, general and administrative expenses increased $1,176,000 or 50% to $3.5 million for the six months ended June 30, 2000 from $2.3 million for the six months ended June 30, 1999. The increase was primarily related to increased expenditures for advertising and various complementary initiatives designed to generate and increase awareness of the Company and its products among consumers, physicians, and international and governmental organizations. Travel and other expenses associated with the acquisition of various new international distribution agreements also contributed to the increase in this expense.

Interest income (net of interest expense) and other income was essentially unchanged between the years. A decrease in interest income resulting from lower average invested cash balances in 2000 was offset by the reduction in interest expensed resulting from scheduled principal repayments on the bank loan and capital lease obligations.


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

In July 1996, the Company completed its IPO of 2,536,259 shares of its Common Stock at $6.00 per share. After deducting underwriters' discounts and commissions and additional expenses associated with the IPO, the Company received net proceeds of $13.2 million.

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

In January 1999, the Company executed a $2.0 million loan agreement with a bank. Borrowings under the loan agreement are secured by Calypte's assets. The line of credit was to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning July 20, 1999. In November 1999, the agreement was modified to increase the amount borrowed by $250,000 and extend the repayment term through August 2000. In January 2000, the agreement was modified to extend the repayment term through August 2001. The agreement was subsequently modified in May 2000 to increase the outstanding principal by $250,000.

In April 1999, the Company completed a private placement of 3,398,000 shares of its Common Stock at $2.25 per share. The Company received net proceeds of approximately $7.0 million after deducting placement agent commissions and additional expenses associated with the private placement.

In April 2000, the Company completed a private placement of 4,096,000 shares of its Common Stock at $2.05 per share following the effectiveness of a registration statement that the Company filed covering the resale of the shares by the investors. The Company received proceeds of approximately $8.3 million after deducting expenses of the transaction. In conjunction with the equity financing, the Company also issued warrants for 100,000 shares of Common Stock with an exercise price of $3.62 per share to one of the investors in return for a short-term bridge loan commitment. The Company drew $500,000 on the bridge loan during March 2000. The bridge loan was converted to equity upon the closing of the private placement transaction.

Although the Company believes that current cash will be sufficient to meet its operating expenses and capital requirements for the next six months, it plans to raise additional capital as early as the third or fourth quarter of 2000. The Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, improvements in the costs and efficiency of its manufacturing processes, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection and the ability to raise additional capital in a timely manner.

There can be no assurance that the Company will be able to achieve improvements in its manufacturing processes or that it will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. There can be no assurance that additional capital that the Company plans to raise will be available on acceptable terms, if at all. Any failure to raise additional financing will likely place us in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a long-term basis.

OPERATING ACTIVITIES

For the six months ended June 30, 2000 and June 30, 1999, the Company used cash of $5.6 million and $4.1 million, respectively, in its operations. The cash used in operations was primarily for promoting and marketing the Company's complete urine-based HIV-1 testing method, funding research and development, and for manufacturing, selling, and general and administrative expenses of the Company.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), summarizing the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A ("SAB 101A"), delaying the implementation date of SAB101. In June 2000, the SEC issued Staff Accounting Bulletin No.101B ("SAB 101B") further delaying the implementation date of SAB 101. As amended, registrants must adopt SAB 101 no later than the fourth fiscal quarter of their fiscal year beginning after December 15, 1999. Management believes that compliance with these Bulletins will not have a significant impact on our financial position, results of operations, or cash flows.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on our financial position, results of operations, or cash flows.

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

     UNCERTAIN MARKET ACCEPTANCE OF OUR NEW METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES. Our products incorporate a new method of determining the presence of HIV antibodies. There can be no assurance that we will obtain:
     - any significant degree of market acceptance among physicians, patients or health care payors; or
     - recommendations and endorsements by the medical community which are essential for market acceptance of the products.
We have FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since July 1998. To date, however, this testing method has generated only limited revenues and not achieved significant market penetration. The failure of our products to obtain market acceptance would have a material adverse effect on us.

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

     WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE FUTURE. We have incurred losses in each year since our inception. Our net loss for the six months ended June 30, 2000 was $5.4 million and our accumulated deficit as of June 30, 2000 was $72.2 million. We expect operating losses to continue as we continue our marketing and sales activities for our FDA-approved product and conduct additional research and development for product and process improvements and new products.

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

     WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING THAT WE MAY NEED IN THE FUTURE. The report of KPMG LLP covering the December 31, 1999 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We plan to raise more money to continue to finance our operations. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

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

                  WE HAVE RECEIVED WARNING LETTERS FROM THE FDA REGARDING THE SUFFICIENCY OF OUR MANUFACTURING RECORDS AND PRODUCTION PROCEDURES AND WE MUST SATISFY THE FDA'S CONCERNS IN ORDER TO AVOID REGULATORY ACTION AGAINST US. In November 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facilities in Berkeley and Alameda, California. On December 11, 1998, the Company responded in writing to each of the deficiencies cited in the Warning Letter. The Company subsequently received another letter from the FDA requesting further responses regarding certain of the deficiencies. The Company responded to the subsequent letter on June 1, 1999. The FDA conducted a follow-up inspection of the Berkeley and Alameda facilities from September 28 through October 7, 1999, which resulted in observations requiring corrective action or response from the Company. The Company submitted its written responses to the FDA's inspection observations on November 4, 1999. On March 21, 2000, the Company received a response from the FDA requesting additional information. Company representatives met with and provided information to FDA officials on April 27, 2000 and on May 5, 2000 responded in writing to requests for additional information. On June 6, 2000, the Company received a response from the FDA indicating that the Company's responses appear to be satisfactory and will be verified during a subsequent inspection.

         In May 1999, the Company received a Warning Letter from the FDA that cited a number of significant observations related to its November 20 through December 11, 1998 inspection of the Company's manufacturing plant in Rockville, Maryland. On May 24, 1999, the Company responded in writing to each of the deficiencies cited in the Warning Letter. On November 19, 1999, the Company received a letter from the FDA stating that the Company's responses were considered adequate, and the Warning Letter was formally closed. Between November 30, and December 9, 1999, the FDA conducted a follow-up inspection of the Rockville facility that resulted in observations requiring corrective actions or response from the Company. On January 7, 2000, the Company responded in writing to each of the FDA observations and is awaiting the FDA's reply. On March 21, 2000, the Company received a response from the FDA requesting additional information. Company representatives met with and provided information to FDA officials on April 27, 2000 and on May 5, 2000 responded in writing to requests for additional information. On June 6, 2000, the Company received a response from the FDA indicating that the Company's responses appear to be satisfactory and will be verified during a subsequent inspection.

Although the FDA indicates that it is currently satisfied with the Company's responses to the items addressed in its inspections, if the FDA subsequently determines that it is not satisfied with the Company's records, procedures or corrective actions at either its Alameda or Rockville facilities, the FDA could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations. In addition, failure of the Company to satisfy the FDA on these matters may adversely affect receiving approval for manufacturing at the Alameda facility and/or the Company's ability to export its products to certain international markets.

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

    THE PRICE OF CALYPTE'S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO AFFECT THE PRICE OF OUR STOCK. Our common stock has traded as low as $1.28 per share and as high as $7.25 per share during the first half of 2000. Some of the factors leading to the volatility include:

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

    WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL. As a small company with only 65 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 1999, there have been no material changes in the Company's market risk exposure.

                           PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three years ended June 30, 2000, the Company completed four private placements of shares of its Common Stock. See "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. The shares sold in each of the private placements were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on Forms S-3 filed on October 21, 1997, November 14, 1998, March 30, 1999, and March 13, 2000. The proceeds from each private placement have been used to finance operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Calypte's stockholders voted on five proposals at the Company's 2000 Annual Meeting of stockholders, which was held on June 13, 2000.

         Proposal 1 was to re-elect all of the Company's directors to serve as members of the Calypte Board of Directors until the 2001 annual meeting.

         Proposal 2 was to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 30,000,000 to 50,000,000.

         Proposal 3 was to adopt the 2000 Equity Incentive Plan as a replacement for the Company's 1991 Stock Option Plan and to authorize 4,000,000 shares of Common Stock to be issued under the terms of the plan.

         Proposal 4 was to amend the 1995 Director Option Plan to (i) increase by 500,000 the number of shares of Common Stock reserved for issuance under the Plan; (ii) to remove the requirement that the number of shares in each option granted to each newly-elected director be equal and that the number of shares in each option granted to each re-elected director be equal; (iii) to provide that if a non-employee director whose outstanding options have been assumed or substituted pursuant to a merger or asset sale is removed from the Board of Directors without cause within six months of such merger or asset sale, such director's outstanding options shall become fully vested and exercisable; and
(iv) provide that if a non-employee director is designated for nomination to the Board of Directors pursuant to an agreement between the Company and another person or entity, options granted under the Director Option Plan may be granted to such other person or entity or an affiliate of the same.

         Proposal 5 was to ratify the appointment by the Board of Directors of KPMG LLP as independent auditors to audit the financial statements of the Company and its consolidated subsidiaries for the fiscal year ending December 31, 2000.


         Each nominee for the Board of Directors was re-elected at the 2000 Annual Meeting. The following number of votes was cast for and against each nominee:

                                                                                                    FOR          AGAINST
                                                                                                    ---          --------

David E. Collins..........................................................................        21,974,495      77,084
Nancy E. Katz.............................................................................        21,972,628      78,951
Howard B. Urnovitz, Ph.D..................................................................        21,975,068      76,511
William A. Boeger.........................................................................        21,961,063      90,516
John J. DiPietro..........................................................................        21,850,115     201,464
Paul Freiman..............................................................................        21,974,428      77,151
Julius R. Krevans, M.D....................................................................        21,972,603      78,976
Mark Novitch, M.D.........................................................................        21,973,703      77,876
Zafar Randawa, Ph.D.......................................................................        21,961,803      89,776
Claudie E. Williams.......................................................................        21,984,928      66,651

         The stockholders also approved the four remaining proposals. The following votes were tabulated:

                                                                                                                  BROKER
                                                                         FOR           AGAINST      ABSTAIN      NON-VOTE
                                                                         ---           -------      -------      --------

Proposal 2......................................................       21,493,021       527,006      31,552              0
Proposal 3......................................................       10,509,869       504,466      42,065     10,995,179
Proposal 4......................................................       10,448,503       542,347      65,550     10,995,179
Proposal 5......................................................       21,957,916        57,368      36,295              0


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     Exhibit 3.5*         Certificate of Amendment of the Amended and
                         Restated Certificate of Incorporation of Calypte Biomedical Corporation effective as of July 19, 2000.

     Exhibit 10.3        1995 Director Option Plan, as amended June 13, 2000

     Exhibit 10.69** Distribution Agreement between the Registrant and American Edge Medical, dated as of May 1, 2000.

     Exhibit 10.70** Distribution Agreement between the Registrant and Biobras S. A., dated as of May 11, 2000.

     Exhibit 10.71** Distribution Agreement between the Registrant and Beijing Hua Ai Science and Technology Development Co. Ltd, dated as of May 16, 2000.

     Exhibit 10.72 Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated as of May 24, 2000.

     Exhibit 10.73** Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000.

     Exhibit 10.74       2000 Equity Incentive Plan

     Exhibit 10.75 Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated June 26, 2000.

     Exhibit 10.76 Secured Promissory Note between the Registrant and Howard B. Urnovitz, dated June 30, 2000.

     Exhibit 27          Financial Data Schedule

              * Exhibit 3.5 attached hereto includes the Certificate of
                Amendment to the Amended and Restated Certificate of Amendment of Incorporation, filed July 19, 2000. The Company's Restated Certificate of Incorporation filed July 31, 1996 is incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-0410) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996, and July 26, 1996. The Company's Form of Certificate of Designation, Preferences and Rights of Series RP Preferred Stock is incorporated by reference from exhibits filed with the Company's Report on Form 8-K dated December 15, 1998.

             ** Confidential treatment has been requested as to certain portions of this exhibit

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


                                  CALYPTE BIOMEDICAL CORPORATION
                                  ------------------------------
                                  (Registrant)




Date:    August 10, 2000          By:     /s/ Nancy E. Katz
                                       --------------------------------------
                                  Nancy E. Katz
                                  CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF
                                  FINANCIAL OFFICER
                                  (Principal Accounting Officer)