Form 10-Q
period 2000-09-30
CALYPTE BIOMEDICAL CORP
filed 2000-11-07
CIK 899426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

                              -------------------

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

                                    Yes     X      No
                                        ---------     --------

         The registrant had 25,238,037 shares of common stock outstanding as of November 2, 2000.

================================================================================

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


                                    FORM 10-Q

                                      INDEX

                                                                                               Page No.
                                                                                               --------
PART I.       FINANCIAL INFORMATION


           Item 1.      Financial Statements:

                        Condensed Consolidated Balance Sheets as of
                        September 30, 2000 and December 31, 1999 (unaudited)..................     3

                        Condensed Consolidated Statements of Operations for the
                        Three Months and Nine Months Ended September 30,
                        2000 and 1999 (unaudited).............................................     4

                        Condensed Consolidated Statements of Cash Flows for the
                        Nine Months Ended September 30, 2000 and 1999 (unaudited).............     5

                        Notes to Condensed Consolidated Financial
                        Statements (unaudited)................................................     6


           Item 2.      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.............................................     9

           Item 3.      Quantitative and Qualitative Disclosures About
                        Market Risk...........................................................    22


PART II.   OTHER INFORMATION


           Item 2.      Changes in Securities and Use of Proceeds.............................    23


           Item 6.      Exhibits and Reports on Form 8-K......................................    23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)
                                     ASSETS

                                                                                          September 30, 2000   December 31, 1999
                                                                                          ------------------   -----------------
Current assets:
     Cash and cash equivalents......................................................      $          3,273     $         2,652
     Restricted cash................................................................                   672                   -
     Securities available for sale..................................................                     -                 503
     Accounts receivable, net of allowance of $35 at September 30, 2000
            and December 31, 1999...................................................                   740                 583
     Inventories....................................................................                 1,019               1,460
     Notes receivable - officers and employees......................................                     -                 551
     Prepaid expenses...............................................................                   265                 201
     Other current assets...........................................................                   105                 110
                                                                                          ----------------     ---------------
              Total current assets..................................................                 6,074               6,060
Property and equipment, net of accumulated depreciation of  $4,296 at
     September 30, 2000 and $3,967 at December 31, 1999.............................                 1,554               1,543
Intangibles, net of accumulated amortization of $23 at September 30,
     2000
     and $14 at December 31, 1999...................................................                    33                  42
Other assets........................................................................                   175                 176
                                                                                          ----------------     ---------------
                                                                                          $          7,836     $         7,821
                                                                                          ================     ===============

                                             LIABILITIES, MANDATORILY REDEEMABLE
                                          PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................................      $            943     $          1,290
     Accrued expenses...............................................................                 1,178                1,476
     Note payable - current portion.................................................                   648                  844
     Capital lease obligations - current portion....................................                    83                   90
     Deferred revenue...............................................................                   500                  500
                                                                                          ----------------     ----------------
              Total current liabilities.............................................                 3,352                4,200
Deferred rent obligation............................................................                    33                   25
Capital lease obligations - long-term portion.......................................                   104                   50
                                                                                          ----------------     ----------------
              Total liabilities.....................................................                 3,489                4,275
                                                                                          ----------------     ----------------
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate
     redemption and liquidation value of $1,000 plus cumulative dividends...........                 2,306                2,216
                                                                                          ----------------     ----------------
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no
         shares issued and outstanding..............................................                     -                    -
     Common Stock, $0.001 par value; 50,000,000 shares authorized;
         25,238,037 and 20,425,403 shares issued and outstanding as of
         September 30, 2000 and December 31, 1999, respectively.....................                    25                   20
     Additional paid-in capital.....................................................                77,275               68,226
     Deferred compensation..........................................................                   (67)                (135)
     Accumulated deficit............................................................               (75,192)             (66,781)
                                                                                          ----------------     ----------------
              Total stockholders' equity............................................                 2,041                1,330
                                                                                          ----------------     ----------------
                                                                                          $          7,836     $          7,821
                                                                                          ================     ================

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                      ---------------------------   ----------------------------
                                                                          2000            1999           2000          1999
                                                                      ------------   ------------   ------------    ------------
Revenues:
   Product sales...............................................       $      1,077   $      1,077   $      2,962    $      2,825
                                                                      ------------   ------------   ------------    ------------
Operating expenses:
   Product costs...............................................              1,771          1,266          4,495           3,382
   Research and development costs..............................                481            864          1,597           3,437
   Selling, general and administrative costs...................              1,915          1,317          5,437           3,663
                                                                      ------------   ------------   ------------    ------------
     Total expenses............................................              4,167          3,447         11,529          10,482
                                                                      ------------   ------------   ------------    ------------
       Loss from operations....................................             (3,090)        (2,370)        (8,567)         (7,657)
Interest income, interest expense and other income.............                 61             45            158             143
                                                                      ------------   ------------   ------------    ------------

       Loss before income taxes................................             (3,029)        (2,325)        (8,409)         (7,514)

Income taxes...................................................                  -              -             (2)             (2)
                                                                      ------------   ------------   ------------    ------------

         Net loss..............................................             (3,029)        (2,325)        (8,411)         (7,516)

Less dividends on mandatorily redeemable Series A
  preferred stock..............................................                (30)           (30)           (90)            (90)
                                                                      ------------   ------------   ------------    ------------

Net loss attributable to common stockholders...................       $     (3,059)  $     (2,355)  $     (8,501)   $     (7,606)
                                                                      ============   ============   ============    =============

Net loss per share attributable to common stockholders
  (basic and diluted)..........................................       $      (0.12)  $      (0.12)  $      (0.36)   $      (0.40)
                                                                      ============   =============   ============    =============

Weighted average shares used to compute
  net loss per share attributable to common
  stockholders (basic and diluted).............................             24,969         20,399         23,362          18,966
                                                                      ============   ============   ============    ============

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  Nine Months Ended September 30,
                                                                                                ----------------------------------
                                                                                                     2000               1999
                                                                                                ------------        -------------
Cash flows from operating activities:
   Net loss..................................................................................   $     (8,411)       $     (7,516)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization.........................................................            415                 559
       Amortization of deferred compensation.................................................            282                  56
       Reduction in note receivable from officer.............................................             96                   -
       Write-off of note and interest receivable to research and development costs...........              -                 890
       Loss on sale of equipment.............................................................             11                   -
       Changes in operating assets and liabilities:
           Accounts receivable...............................................................           (157)               (375)
           Inventories.......................................................................            441                 451
           Prepaid expenses and other current assets.........................................           (188)               (112)
           Other assets......................................................................              1                  20
           Accounts payable, accrued expenses and deferred
                revenue......................................................................           (645)                100
           Deferred rent obligation..........................................................              8                  (5)
                                                                                                ------------        -------------
                  Net cash used in operating activities......................................         (8,147)             (5,932)
                                                                                                ------------        ------------
Cash flows from investing activities:
   Purchase of equipment.....................................................................           (359)                (62)
   Proceeds from sales of equipment..........................................................             27                   -
   Notes receivable from officers............................................................            584                  (6)
   Loan to Pepgen............................................................................              -                 (64)
   Purchase of securities available for sale.................................................            (11)             (1,450)
   Sales of securities available for sale....................................................            514               1,380
                                                                                                ------------        ------------
                  Net cash provided by (used in) investing activities........................            755                (202)
                                                                                                ------------        -------------
Cash flows from financing activities:
   Proceeds from sale of stock...............................................................          8,481               8,132
   Expenses related to sale of stock.........................................................            (51)               (854)
   Expenses related to purchase of certain assets of Cambridge Biotech.......................              -                 (68)
   Proceeds from notes payable...............................................................            750               2,000
   Principal payments on notes payable.......................................................           (446)             (1,100)
   Cash pledged to bank pursuant to loan agreement...........................................           (672)                  -
   Principal payments on capital lease obligations...........................................            (49)               (214)
                                                                                                -------------       -------------
                  Net cash provided by financing activities..................................          8,013               7,896
                                                                                                ------------        ------------
Net increase in cash and cash equivalents....................................................            621               1,762
Cash and cash equivalents at beginning of period.............................................          2,652               3,121
                                                                                                ------------        ------------
Cash and cash equivalents at end of period...................................................   $      3,273        $      4,883
                                                                                                ============        ============
Supplemental disclosure of cash flow activities:
     Cash paid for interest..................................................................   $         93        $        154
     Cash paid for income taxes..............................................................              2                   2
Supplemental disclosure of noncash activities:
     Refinance of capital lease obligation...................................................             96                  82
     Dividends accrued on mandatorily redeemable Series A preferred stock....................             90                  90
     Conversion of note payable to common stock..............................................            500                   -
     Deferred compensation attributable to stock grants......................................            214                   -
     Revaluation of acquisition of certain assets of Cambridge Biotech.......................              -                 293
     Conversion of common stock subscribed to common stock...................................              -                   3

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


(1)   THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the Company) is a health care company dedicated to the development and commercialization of urine-based diagnostic products and services for Human Immunodeficiency Virus Type 1 (HIV-1), sexually transmitted diseases and other chronic illnesses. The Company's tests include the screening enzyme immunoassay (EIA) and supplemental Western Blot tests, the only two FDA-licensed HIV-1 antibody tests that can be used on urine samples. The Company believes that accurate, non-invasive urine-based testing methods for HIV and other chronic diseases make important contributions to public health by helping to foster an environment in which testing may be done safely, economically, and painlessly.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations for the three months and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 1999 included in its Form 10-K filed with the SEC on March 30, 2000.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted earnings per common share is similar to the computation of basic loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 4,669,184 and 3,463,595 shares at September 30, 2000 and 1999, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was antidilutive.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


(3)  INVENTORY

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                    2000                          1999
                                                 ----------                    ---------
              Raw Materials                      $      236                    $     233
              Work-in-Process                           606                          862
              Finished Goods                            177                          365
                                                 ----------                    ---------

                  Total Inventory                $    1,019                    $   1,460
                                                 ==========                    =========


(4)  NOTES RECEIVABLE - OFFICERS AND EMPLOYEES

In June 2000, the Company accepted a new note from an officer who is also a director. The new note incorporated the principal and accrued interest from previous indebtedness of the officer and was secured by the officer's owned stock and vested stock options in the Company. The note required interest at the prime rate and was due on December 31, 2000. On September 12, 2000, the officer repaid the note and accrued interest in full.

(5)   NOTE PAYABLE

At December 31, 1999, the Company was a party to a loan agreement with a bank under which $844,000 was outstanding at an interest rate of prime plus 1 1/4%. The Company's assets secure borrowings under the loan. The agreement called for the loan to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning in August 1999. In January 2000, the loan was modified to extend the repayment term through August 2001. In May 2000, the loan was again modified to increase the outstanding principal balance by $250,000. At September 30, 2000, the Company had $648,000 outstanding under this facility and the prime rate was 9.5%.

The loan agreement requires the Company to maintain certain financial conditions and comply with certain reporting and other requirements. At times during the first nine months of 2000, including at September 30, 2000, the Company was not in compliance with certain of the financial covenants of the agreement. In the event of such non-compliance, the agreement requires the Company to pledge cash to the bank in an amount equal to 105% of the outstanding loan balance. Upon the pledge of such cash, the Company is deemed to have cured any default arising from any non-compliance with the financial covenants of the agreement. The accompanying Consolidated Balance Sheet as of September 30, 2000 and Statement of Cash Flows for the period ended September 30, 2000 reflect the $672,000 cash pledge to the bank that was required to cure the Company's non-compliance as of September 30, 2000.

(6)  STOCK OPTION PLANS

In February 2000, the Company's Board of Directors authorized the modification of stock options granted to employees from October 1998 through December 1999 under the Company's 1991 Stock Option Plan

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

(7)  FINANCING

On April 7, 2000, the Company completed the sale of 4,096,000 shares of common stock at $2.05 per share in a private placement that raised approximately $8.3 million after deducting the expenses of the transaction. Approximately one-half of the financing came from a private holding company that was not a prior investor in the Company and with which one of the Company's Directors is affiliated. A representative of the holding company was elected as a member of the Company's Board of Directors in April 2000. The balance of the private placement financing came primarily from the Company's existing investors. In March 2000, in conjunction with the private placement, one of the investors advanced the Company $500,000 with the intent that the loan would be converted to equity upon the closing of the private placement. The private placement closed following the effectiveness of a registration statement filed with the SEC, and the Company received the expected proceeds. The bridge loan was converted to equity upon the closing of the private placement. In conjunction with the private placement the Company issued 100,000 warrants exercisable at $3.62 per share and 50,000 options exercisable at $2.05 per share. The warrants and options were valued on the date of grant at $3.03 per share and $2.86 per share, respectively, using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 6.5%, the contractual life of 5 years for the warrants and 10 years for the options, and volatility of 80%. The expense associated with the warrants and options was accounted for as a transaction cost of the private placement.

(8)  STOCKHOLDERS' EQUITY

At the annual stockholders' meeting in June 2000, the stockholders approved an increase in the number of authorized shares of the Company's Common Stock from 30,000,000 to 50,000,000.

(9) SUBSEQUENT EVENT

On November 3, 2000, the Company signed a common stock purchase agreement with a private investment fund for the future issuance and purchase of up to $25 million worth of its Common Stock. The stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


draw down facility. Under the terms of the facility, the Company will have the right, but not obligation, to obtain as much as $25 million through the issuance of common stock to the fund in a series of draw downs over a twelve month period. The actual amount of the funds that the Company will be able to draw down is based upon a formula that considers the trading volume and the price of the Company's shares over a predetermined period. The Company will have control over the timing of any stock sales and is under no obligation to sell any shares.

The draw down facility operates essentially as follows: the investment fund has committed up to $25 million to purchase the Company's common stock over a twelve month period. Once during each draw down pricing period, the Company may request a draw of up to $6 million of that money, subject to a formula based on average stock price and average trading volume setting the maximum amount of any request for any given draw. The amount of money that the investment fund will provide to the Company and the number of shares the Company will issue to the investment fund in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investment fund receives stock at a 5% discount to the market price for the 22 day period and the Company receives the settled amount of the draw down. At each drawdown, the Company will issue warrants to the investment fund for a number of shares equal to 6% of the shares issued in the drawdown. The warrants will have an exercise price of 115% of the market price.

On November 3, 2000, the Company filed with the SEC a Form S-3 Registration Statement covering up to 6,000,000 shares of its Common Stock to be issued pursuant to the equity line facility. The Company may begin to draw down on the facility after the SEC declares the registration statement to be effective.

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

                                    OVERVIEW

Calypte's efforts are currently focused on expanding the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests, both domestically and internationally, on improving those products and their related manufacturing processes, and on developing new products. Since mid-1998, when it received a license for both its screening and supplemental tests, the Company has been marketing and selling in the U.S. the only available FDA-approved urine-based HIV-1 test method. There can be no assurance the Company will achieve or sustain significant revenues from sales of the HIV-1 urine screening assay or the supplemental test.

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

RESULTS OF OPERATIONS

The following represents selected financial data:

                                                                      (in thousands)           (in thousands)
                                                                   -------------------       --------------------
                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                   --------------------      ---------------------
                                                                     2000         1999        2000         1999
                                                                   ---------    --------     --------    ---------
   Total revenue                                                   $   1,077    $  1,077     $  2,962    $   2,825
                                                                   ---------    --------     --------    ---------
   Operating expenses:
       Product costs                                                   1,771       1,266        4,495        3,382
       Research and development                                          481         864        1,597        3,437
       Selling, general and administrative                             1,915       1,317        5,437        3,663
                                                                   ---------    --------     --------    ---------
         Total expenses                                                4,167       3,447       11,529       10,482
                                                                   ---------    --------     --------    ---------
       Loss from operations                                           (3,090)     (2,370)      (8,567)      (7,657)
   Interest income (net of interest expense) and other income             61          45          158          143
                                                                   ---------    --------     --------    ---------
       Loss before income taxes                                    $  (3,029)   $ (2,325)    $ (8,409)   $  (7,514)
                                                                   =========    ========     =========   =========


THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues for the third quarter of 2000 were unchanged from the $1,077,000 reported for the third quarter of 1999. Although aggregate revenues were unchanged, the product mix varied noticeably. Third quarter sales of the Company's urine HIV-1 screening test increased nearly three-fold compared to third quarter 1999 levels. This increase includes the impact of the Company's first sales to its distributor servicing South Africa and a territory that includes over 40 other countries in sub-Saharan Africa. Additionally, sales of the Company's screening test to domestic reference laboratories servicing the life insurance industry doubled versus third quarter 1999 levels. Primarily as a result of a change in the timing of an annual purchase by one of the Company's customers, revenues from the sale of supplemental tests and related products were reduced to half of the level achieved in the third quarter of 1999.

Product costs increased $505,000 or 40% to $1.8 million for the quarter ended September 30, 2000 from $1.3 million for the quarter ended September 30, 1999. In addition to a sales mix having higher direct costs, the increase is primarily attributable to a continuation of both personnel and consultant costs incurred to expand, upgrade and validate production and other processes and to ensure compliance with good manufacturing practices at the Company's Rockville, Maryland facility. The Company continues to operate both of its FDA licensed manufacturing facilities at Berkeley, California and Rockville Maryland. Additionally, the Company continues to incur duplicative costs to operate and validate processes at its Alameda, California manufacturing facility prior to its inspection and approval by the FDA to manufacture product for sale. We expect that these redundant manufacturing costs will continue until the Alameda facility receives FDA approval, at which time the Company will relocate its EIA manufacturing process to Alameda and close its smaller Berkeley facility.

Research and development expenses decreased by $383,000 or 44% to $481,000 for the three months ended September 30, 2000 from $864,000 in the corresponding period of 1999. The Company's expenditures for pure research and clinical trials decreased in the third quarter of 2000 as it focused more of its resources on expanded marketing efforts to improve awareness and visibility for its existing products and entered into discussions regarding the development of potential new products. Additionally, the renegotiation during the second quarter of 2000 of a license agreement that allows the Company access to certain patents and proprietary rights led to a reduction of research and development expenses by reducing the contractual minimum payments required under the agreement for 2000 through the agreement's expiration in 2009.

Selling, general and administrative expenses increased $598,000 or 45% to $1.9 million for the three months ended September 30, 2000 from $1.3 million for the three months ended June 30, 1999. The increase was primarily related to professional services expenses incurred in the continuation of various initiatives begun in the second quarter of 2000 designed to generate and increase awareness of the Company and its products among consumers, physicians, and international healthcare and governmental organizations.


Interest income (net of interest expense) and other income increased by $16,000 or 36% to $61,000 for the three months ended September 30, 2000 from $45,000 for the three months ended September 30, 1999. The increase was primarily due to the reduction in interest expense on borrowings under a bank loan agreement and on capital lease obligations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

In the first nine months of 2000, revenue increased by $137,000 or 5% to $3.0 million from $2.8 million in the prior year's comparable period. Sales of the Company's urine HIV-1 EIA screening test increased 62% in 2000 compared to sales for the first nine months of 1999. Strong first and third quarter sales of the Company's screening test to reference laboratories servicing the domestic life insurance industry coupled with the Company's first sales to its distributor servicing South Africa and over 40 other countries in sub-Saharan Africa combined to generate this increase. Revenues from the sale of the Company's supplemental tests decreased by 16% for the first three quarters of 2000 compared to revenues for the same period in 1999.

Product costs increased by $1,113,000 or 33% to $4.5 million for the nine months ended September 30, 2000 from $3.4 million for the nine months ended September 30, 1999. In addition to the direct costs associated with an increase in sales volume, product costs during the first nine months of 2000 were higher due to increased personnel and professional services costs incurred to prepare and retain in readiness the Company's Alameda, California manufacturing facility for inspection and approval by the FDA, to exhaustive measures to expand, upgrade and validate its Rockville, Maryland facility's processes, and to ensure compliance with good manufacturing practices at all of its locations. The Company continues to incur duplicative costs to operate and validate processes in its Alameda facility prior to the facility's approval by the FDA to manufacture product for sale domestically, while simultaneously incurring costs to operate its two licensed facilities in Berkeley, California and Rockville, Maryland. We expect that these redundant manufacturing costs will continue until the Alameda facility receives FDA approval, at which time the Company will close its smaller Berkeley facility.

Research and development expenses decreased by $1.8 million or 54% to $1.6 million for the nine months ended September 30, 2000 from $3.4 million in the corresponding period of 1999. The decrease was primarily due to the write-off of notes and interest receivable from a related party as research and development in 1999 and reductions in the costs of third party research projects and clinical trials. During the second quarter of 2000, the Company renegotiated a license agreement that allows it access to certain patents and proprietary rights. The modification of the agreement reduced research and development expense by reducing the contractual minimum payments required under the agreement for 2000 through its expiration in 2009.

Selling, general and administrative expenses increased $1,774,000 or 48% to $5.4 million for the nine months ended September 30, 2000 from $3.7 million for the nine months ended September 30, 1999. The increase was primarily related to increased expenditures for advertising and various complementary initiatives begun in the second quarter of 2000 designed to generate and increase awareness of the Company and its products among consumers, physicians, and international and governmental organizations. Travel and professional services expenses associated with the acquisition of various new international distribution agreements also contributed to the increase in this expense.

Interest income (net of interest expense) and other income increased slightly between the years. A decrease in interest income due to lower average invested cash balances in 2000 was offset by a reduction in interest expense resulting from scheduled principal repayments on the Company's bank loan and capital lease obligations.


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

In January 1999, the Company executed a $2.0 million loan agreement with a bank. Borrowings under the loan agreement are secured by Calypte's assets. The loan was originally to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning July 20, 1999. In November 1999, the agreement was modified to increase the amount borrowed by $250,000 and to extend the repayment term through August 2000. In January 2000, the agreement was modified to extend the repayment term through August 2001. The agreement was subsequently modified in May 2000 to increase the then-outstanding principal by $250,000.

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

On November 3, 2000, the Company signed a common stock purchase agreement with a private investment fund for the future issuance and purchase of up to $25 million worth of its Common Stock. The stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. Under the terms of the facility, the Company will have the right, but not the obligation, to obtain as much as $25 million through the issuance of common stock to the fund in a series of draw downs over a twelve month period. The actual amount of the funds that the Company will be able to draw down is based upon a formula that considers the trading volume and the price of Calypte shares over a predetermined period. The Company will have control over the timing of any stock sales and is under no obligation to sell any shares. On November 3, 2000, the Company filed with the SEC a Form S-3 Registration Statement covering up to 6,000,000 shares of its Common Stock to be issued pursuant to the equity line facility. The Company may begin to draw down on the facility after the SEC declares the registration statement to be effective.

The Company recognizes that its current cash position may be insufficient to meet its operating expenses and capital requirements for the next twelve months. It continues to pursue sources for additional capital beyond that which may be provided by the equity line facility discussed previously. The Company's future liquidity and capital requirements will depend on numerous factors, including expanded market acceptance of its current products, improvements in the costs and efficiency of its manufacturing processes, its ability to develop and commercialize new products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection and the ability to raise additional capital in a timely manner.

There can be no assurance that the Company will be able to achieve improvements in its manufacturing processes or that it will achieve significant product revenues from its current or potential new products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. There can be no assurance that additional capital that the Company plans to raise will be available on acceptable terms, if at all. Any failure to raise additional financing will likely place the Company in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a long-term basis.

OPERATING ACTIVITIES

For the nine months ended September 30, 2000 and September 30, 1999, the Company used cash of $8.1 million and $5.9 million, respectively, in its operations. The cash used in operations was primarily for promoting and marketing the Company's complete urine-based HIV-1 testing method, funding research and development, and for manufacturing, selling, and general and administrative expenses of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), summarizing the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March

2000, the SEC issued Staff Accounting Bulletin No. 101A ("SAB 101A"), delaying the implementation date of SAB 101. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B") further delaying the implementation date of SAB 101. As amended, registrants must adopt SAB 101 no later than the fourth fiscal quarter of their fiscal year beginning after December 15, 1999. On October 12, 2000, the SEC staff released a Frequently Asked Questions (FAQ) document to provide additional guidance on implementing SAB 101. The FAQ does not change the implementation date of SAB 101, or any of the guidance included in the SAB. Management believes that compliance with these Bulletins will not have a significant impact on our financial position, results of operations, or cash flows.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS, EVENTS OR PERFORMANCE

Calypte has identified a number of risk factors and uncertainties that it faces. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-Q or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

     UNCERTAIN MARKET ACCEPTANCE OF OUR UNIQUE METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES. Our products incorporate a unique method of determining the presence of HIV antibodies. There can be no assurance that we will obtain:

    - any significant degree of market acceptance among physicians, patients or health care payors; or
    - recommendations and endorsements by the medical community which are essential for market acceptance of the products.
We have FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since July 1998. To date, however, this testing method has generated only limited revenues and not achieved significant market penetration. The failure of our products to obtain market acceptance could cause us to cease operations.

     WE HAVE LIMITED EXPERIENCE SELLING AND MARKETING OUR HIV-1 URINE-BASED SCREENING TEST. We have limited experience marketing and selling our products either directly or through our distributors. The success of our products depends upon alliances with third-party distributors. There can be no assurance that:
     -   our direct selling efforts will be effective;
     -   our distributors will successfully market our products; or
     - if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.
Any disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to expend more resources on market penetration.

     OUR DISTRIBUTION AND SALES NETWORK FOR U.S. HOSPITALS, PUBLIC HEALTH AND REFERENCE LABORATORY MARKETS HAS THUS FAR FAILED TO YIELD SIGNIFICANT SALES AND REVENUES. We have entered into distribution agreements with distributors of medical products to domestic healthcare markets, including the distribution agreement announced in September 1999 with Carter Wallace Inc. and the Sentinel HIV and STD Testing Service announced in May 2000. These agreements have thus far failed to yield significant sales and revenues. We are continuing to examine alternative approaches to penetrate the domestic healthcare markets, including restructuring our existing distribution relationships and expanding our direct sales efforts. If our efforts to market our products to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenue, we may have to cease operations.

     WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO SUSTAIN LOSSES IN THE FUTURE. We have incurred losses in each year since our inception. Our net loss for the nine months ended September 30, 2000 was $8.4 million and our accumulated deficit as of September 30, 2000 was $75.2 million. We expect operating losses to continue as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

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

    WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING THAT WE EXPECT TO NEED IN THE FUTURE. The report of KPMG LLP covering the December 31, 1999 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We plan to raise more money to continue to finance our operations. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

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

     OUR PRODUCT DEPENDS UPON RIGHTS TO TECHNOLOGY THAT WE HAVE LICENSED FROM THIRD PARTY PATENT HOLDERS AND THERE CAN BE NO ASSURANCE THAT THE RIGHTS WE HAVE UNDER THESE LICENSING AGREEMENTS ARE SUFFICIENT OR THAT WE CAN ADEQUATELY PROTECT THOSE RIGHTS. We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a licensing agreement with National Institutes of Health.

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

     THE SUCCESS OF OUR PLANS TO ENTER INTERNATIONAL MARKETS MAY BE LIMITED OR DISRUPTED DUE TO RISKS RELATED TO INTERNATIONAL TRADE AND MARKETING AND THE CAPABILITIES OF OUR DISTRIBUTORS. We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. The following risks may limit or disrupt our international sales;
     -   the imposition of government controls;
     -   export license requirements;
     -   political instability;
     -   trade restrictions;
     -   changes in tariffs;
     -   difficulties in managing international operations; and
     -   fluctuations in foreign currency exchanges rates.

     Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to market successfully our products in foreign markets.

     WE FACE INTENSE COMPETITION IN THE MEDICAL DIAGNOSTIC PRODUCTS MARKET AND RAPID TECHNOLOGICAL ADVANCES BY COMPETITORS. Competition in our diagnostic market is intense and we expect it to increase. Within the United States, our competitors include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products' market share.

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

     We also plan to sell our products in certain foreign countries where they may be subject to similar local regulatory requirements. The imposition of any of the sanctions described above could have a material adverse effect on us by delaying or reducing the growth in our sales revenue or causing us to expend more resources to penetrate our target markets.
     The regulatory approval process in the United States and other countries is expensive, lengthy and uncertain. We may not obtain necessary regulatory approvals or clearances in a timely manner, if at all. We may lose previously obtained approvals or clearances or fail to comply with regulatory requirements. The occurrence of any of these events would have a material adverse effect on Calypte by disrupting our marketing and sales efforts.
     Before we begin to manufacture our product at the Alameda facility, we must obtain FDA approval for that facility. Delays in receiving the FDA's approval or other difficulties which we encounter in scaling-up our manufacturing capacity to meet demand could affect our ability to maintain competitive pricing for our products and disrupt the orderly flow of product to our customers.

     THE COMPANY'S LEASE OF ITS BERKELEY, CALIFORNIA MANUFACTURING FACILITY EXPIRES ON DECEMBER 31, 2000, AND THE FDA HAS NOT YET APPROVED ITS ALAMEDA, CALIFORNIA FACILITY FOR MANUFACTURING. The FDA has informed the Company that it plans to conduct its pre-approval inspection of the Company's Alameda manufacturing facility in mid-November 2000. If the FDA does not complete its inspection prior to December 31, 2000 or if it raises questions regarding the facility during its inspection that will require time beyond December 31, 2000 for the Company to adequately address, there may be a period of time between the closure of the Berkeley facility and the approval of the Alameda facility during which the Company is unable to manufacture its licensed urine screening test. Such an interruption could disrupt the orderly flow of product to customers and result in a decrease in our sales revenues.

     IN THE PAST, WE HAVE RECEIVED WARNING LETTERS FROM THE FDA REGARDING THE SUFFICIENCY OF OUR MANUFACTURING RECORDS AND PRODUCTION PROCEDURES AND WE MUST CONTINUE TO SATISFY THE FDA'S CONCERNS IN ORDER TO AVOID REGULATORY ACTION AGAINST US. In November 1998, the Company received a Warning Letter from the FDA following an inspection by the FDA of the Company's manufacturing facilities in Berkeley and Alameda, California. On December 11, 1998, the Company responded in writing to each of the deficiencies cited in the Warning Letter. The Company subsequently received another letter from the FDA requesting further responses regarding certain of the deficiencies. The Company responded to the subsequent letter on June 1, 1999. The FDA conducted a follow-up inspection of the Berkeley and Alameda facilities from September 28 through October 7, 1999, which resulted in observations requiring corrective action or response from the Company. The Company submitted its written responses to the FDA's inspection observations on November 4, 1999. On March 21, 2000, the Company received a response from the FDA requesting additional information. Company representatives met with and provided information to FDA officials on April 27, 2000 and on May 5, 2000 responded in writing to requests for additional information. On June 6, 2000, the Company received a response from the FDA indicating that the Company's responses appear to be satisfactory and will be verified during a subsequent inspection.

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

     Although the FDA indicates that it is currently satisfied with the Company's responses to the items addressed in its inspections, if the FDA subsequently determines that it is not satisfied with the Company's records, procedures or corrective actions at either its Alameda or Rockville facilities, the FDA could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations by limiting our ability to manufacture and ship our products. In addition, failure of the Company to satisfy the FDA on these matters may adversely affect receiving approval for manufacturing at the Alameda facility and/or the Company's ability to export its products to certain international markets.

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

    AN INVESTOR'S ABILITY TO TRADE OUR COMMON STOCK MAY BE LIMITED BY TRADING VOLUME. The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not continue.

    WE MAY BE REMOVED FROM THE NASDAQ SMALLCAP MARKET IF WE FAIL TO MEET CERTAIN MAINTENANCE CRITERIA. The Nasdaq Stock Market inquired on two occasions in the past whether we continued to meet the maintenance criteria for trading on the Nasdaq SmallCap Market. We currently meet the maintenance criteria but our ability to continue to do so will depend on whether we are able to maintain net tangible assets of $2,000,000 and whether the minimum bid price for our common stock exceeds $1.00 per share for at least ten consecutive business days during any period of 120 consecutive business days. The ability of our stockholders to sell their shares into an active trading market could be significantly impaired if we fail to meet the maintenance criteria and are removed from the Nasdaq SmallCap Market. In that case, our common stock would trade on either the OTC bulletin board, a regional exchange or in the pink sheets, which would likely result in an even more limited trading volume.

    THE PRICE OF CALYPTE'S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO AFFECT THE PRICE OF OUR STOCK. Our common stock has traded as low as $1.28 per share and as high as $7.25 per share between January and September 2000. Some of the factors leading to the volatility include:

         - price and volume fluctuations in the stock market at large which do not relate to our operating performance;
         -   fluctuations in our operating results;
         - announcements of technological innovations or new products which we or our competitors make; o FDA and international regulatory actions;
         - availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third- party payors;
         -   developments with respect to patents or proprietary rights;
         - public concern as to the safety of products that we or others develop;
         -   changes in health care policy in the United States or abroad;
         - changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally, and
         -   fluctuations in market demand for and supply of our products.

    CALYPTE AND THE PRICE OF CALYPTE SHARES MAY BE ADVERSELY AFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE. All outstanding shares of our common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

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

    THE SALE OF STOCK PURSUANT TO THE EQUITY LINE OF CREDIT MAY SUBSTANTIALLY DILUTE THE INTERESTS OF OTHER SECURITY HOLDERS. The shares issuable to the investment fund pursuant to the equity line of credit will be issued at a 5% discount to the average daily price of our common stock. Accordingly, the shares of common stock then outstanding will be diluted. Depending on the price per share of our common stock during the twelve-month term of the equity line of credit, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our common stock.

    THE SALE OF MATERIAL AMOUNTS OF OUR COMMON STOCK COULD REDUCE THE PRICE
OF OUR COMMON STOCK AND ENCOURAGE SHORT SALES. As we sell shares of our common stock to the investment fund pursuant to the equity line of credit and the investment fund then sells the common stock, our common stock price may decrease due to the additional shares in the market. As the price of our common stock decreases, and if we decide to draw down on the equity line of credit, we will be required to issue more shares of our common stock for any given dollar amount invested by the investment fund, subject to a designated minimum put price specified by us. This may encourage short sales, which could place further downward pressure on the price of our common stock.

ITEM 3.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 1999, there have been no material changes in the Company's market risk exposure.

                           PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three years ended September 30, 2000, the Company completed four private placements of shares of its Common Stock. See "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. The shares sold in each of the private placements were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on Forms S-3 filed on October 21, 1997, November 14, 1998, March 30, 1999, and March 13, 2000. The proceeds from each private placement have been used to finance operations.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     Exhibit 10.77 *     Temporary Distribution Agreement between the Registrant
                         and American Edge Medical Company effective August 1,
                         2000

     Exhibit 10.78 Extension of Consulting Agreement between Registrant and John DiPietro effective as of September 17, 2000

     Exhibit 27          Financial Data Schedule

     * Confidential treatment has been requested as to certain portions of this exhibit.

     b.  Reports on Form 8-K

              None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CALYPTE BIOMEDICAL CORPORATION
                                   --------------------------------------------
                                   (Registrant)




Date:  November 7, 2000            By:     /s/ Nancy E. Katz
                                      -----------------------------------------
                                   Nancy E. Katz
                                   CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF
                                   FINANCIAL OFFICER
                                   (Principal Accounting Officer)