Form 10-K
period 2000-12-31
CALYPTE BIOMEDICAL CORP
filed 2001-03-05
CIK 899426

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 28, 2001, 25,772,578 shares of the registrant's common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $25,402,974 computed at the closing price of the common stock on that date on the NASDAQ SmallCap Market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CALYPTE BIOMEDICAL CORPORATION

                                   FORM 10-K

                                     INDEX

                                                                           PAGE
                                                                           NO.
                                                                           ----
PART I.
Item 1.    Business....................................................       3
Item 2.    Properties..................................................      19
Item 3.    Legal Proceedings...........................................      19
Item 4.    Submission of Matters to a Vote of Security Holders.........      19

PART II.
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      20
Item 6.    Selected Consolidated Financial Data........................      22
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      22
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................      34
Item 8.    Financial Statements and Supplementary Data.................      34
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      35

PART III.
Item 10.   Executive Officers, Directors and Significant Employees of
           the Registrant..............................................      36
Item 11.   Executive Compensation......................................      39
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................      42
Item 13.   Certain Relationships and Related Transactions..............      44

PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................      46
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

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Calypte Biomedical Corporation ("Calypte" or the "Company") believes that it is a leader in the development of a urine-based screening test for the detection of antibodies to the Human Immunodeficiency Virus, Type-1 ("HIV-1"), the putative cause of Acquired Immunodeficiency Syndrome ("AIDS"). The Company has integrated several proprietary technologies to develop a test which, in clinical trials, detected the presence of HIV antibodies in urine with 99.7% sensitivity in subjects known to be HIV-1 infected (as identified through blood-based (serum/plasma) screening tests). In subjects at low risk for HIV ("low risk subjects"), the specificity of the screening test with a companion Western Blot supplemental test was 100%. Specificity and sensitivity in other populations, including those at high risk and those with other medical conditions, is reduced compared to testing with blood specimens. Calypte believes that its proprietary urine-based test offers significant advantages compared to existing blood-based tests, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. Urine collection is non-invasive and painless, and urine is the most commonly collected body fluid. The Company estimates that the cost of collecting, handling, testing and disposing of urine specimens will be significantly less than that of blood specimens. Independent studies report that the likelihood of finding infectious HIV virus in urine is extremely low, which greatly reduces the risk and cost of accidental exposure to health care workers, laboratory personnel, and patients being tested.

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

    In November 1999, Calypte received FDA approval of a "Day Assay" format for its "Cambridge Biotech" HIV-1 serum Western Blot assay. The FDA approval now permits use of this supplemental test in either a "Day Assay" (five hour) or overnight format, and will provide more rapid test results for customers and their patients who need the results of their HIV tests as rapidly as possible.

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

    According to the World Health Organization and the Joint United Nations Programme on HIV/AIDS, by the end of 2000, an estimated 57 million people have been infected with HIV, of whom over 21 million have already died from the disease, and each day 15,000 more become infected. HIV is spread by a transfer of bodily fluids primarily through sexual contact, blood transfusions, the sharing intravenous needles, accidental needle sticks and transmission from infected mothers to newborns. The World Health Organization reports that about
3.0 million people died of AIDS in 2000 and the annual death toll is likely to continue to rise for years to come.

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

    EASE OF USE/NON-INVASIVE COLLECTION. Urine is the most commonly collected bodily fluid for laboratory testing as it is already being collected for testing purposes other than the detection of the HIV-1 antibody. Collection of the urine can take place any time of day, and the test does not require a 24-hour voided specimen or a midstream, clean-catch sample. Because it requires no special preservatives or containers, it is also easier to collect, handle, and discard than blood. Furthermore, the Company's test is in standard EIA format and is designed to be used with standard laboratory equipment. Blood sampling is invasive and, for many patients, stressful and painful. The ability to screen non-invasively for HIV in all types of patients, including injection drug users and newborns, will enhance patient comfort and may significantly increase the voluntary testing rates in patients who might otherwise decline testing. Moreover, unlike urine collection, obtaining an oral fluid specimen is highly technique-dependent, requiring specific placement of a collection device in the mouth, rubbing the collection device along the gum line, and holding it in place for no less than two and no more than five minutes. Unlike oral fluid, the collection of urine does not require specially trained personnel, nor is its collection restricted to patients of certain ages.

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

    RELIABILITY. The Company has performed clinical studies demonstrating the effectiveness of using urine as a reliable and clinically valid sample for HIV testing. In Company-funded clinical trials conducted by or on behalf of the Company, for the HIV-1 urine EIA and the urine Western Blot supplemental test, more than 11,000 paired blood and urine specimens were tested. Two measures of the reliability of our urine-based HIV test were employed--specificity and sensitivity. Specificity is the ability of an assay or method to identify all non-HIV infected individuals correctly. Sensitivity is the ability of the assay or method to detect truly HIV-infected individuals. In recent studies where specificity was assessed by testing specimens from a combined subset of low risk subjects, the resulting specificity was 100% for the screening test in conjunction with the supplemental test. Specificity and sensitivity in other populations, including those at high risk and those with other medical conditions, is reduced compared to testing with blood specimens. Sensitivity (correlation to blood tests) of the urine testing method was estimated by testing samples from a subset of individuals known to be infected with HIV-1, including those with a clinical diagnosis of AIDS. The sensitivity in that subset was measured at 99.7%.

    In spite of the benefits of the Company's urine-based screening and supplemental tests, such tests represent a new method of determining the presence of HIV antibodies. Blood-based and oral fluid based tests, which constitute competitive products, have the advantage of already being commercially marketed and have gained acceptance from the medical community. Furthermore, both blood-based and oral fluid based tests have been shown to be reliable media for detection of HIV. There can be no assurance that the Company's urine-based screening test will gain any significant degree of market acceptance among physicians, patients or health care payors, even if the necessary reimbursement approvals are obtained.

    CALYPTE'S HIV-1 ANTIBODY TEST IS A MUCH-NEEDED ALTERNATIVE FOR PEOPLE WHO FAIL TO GET TESTED FOR HIV BECAUSE THEY ARE AFRAID OF NEEDLES. It's critical for all people at potential risk for HIV infection to learn their status because early detection and treatment have been shown to prevent debilitating opportunistic infections and to extend life. Studies have shown that between 21% to 50% of people would prefer a urine test rather than a blood test, and up to 80% of these individuals cited fear of needles as the reason for preferring a urine test. Between 650,000 - 900,000 Americans are living with HIV, and an estimated one in three do not know they are infected.

    TEST METHODOLOGY. The Company's urine-based screening test uses an industry-standard 96 well microtiter plate to detect antibodies to HIV-1 in urine. The HIV-1 antibodies, when present in urine, bind to Calypte's proprietary antigen coated on prepared microtiter plates. A subsequent enzymatic reaction produces a color change revealing the presence of HIV-1 antibodies.

    The screening test requires only 200 microliters of urine (approximately four drops) and can be performed using standard laboratory equipment. Samples can be shipped and stored at 15 to 30 degrees centigrade for up to 55 days, or for up to 1 year at 2 degrees to 8 degrees centigrade, before testing. The laboratory protocol for testing urine is nearly identical to that of blood, and therefore requires few, if any, modifications to existing laboratory protocols.

    The Cambridge Biotech HIV-1 Western Blot is an in vitro qualitative assay for the detection and identification of antibodies to Human Immunodeficiency Virus Type 1 (HIV-1). This more specific assay is used as a supplemental test with specimens (serum, plasma or urine) that tested repeatedly reactive using the screening procedure (EIA).

    The Cambridge Biotech HIV-1 Western Blot is manufactured from HIV-1 propagated in an H9/HTLV-IIIB T-Lymphocyte cell line. The virus is inactivated and specific HIV-1 proteins are bound to a nitrocellulose strip. Each strip contains all of the proteins and glycoproteins of HIV arranged in bands across the strip in order of molecular weight. If HIV-1 antibodies are present in the specimen, they will bind to the viral antigens present on the nitrocellulose strip. The position of bands on the nitrocellulose strips allows this antibody reactivity to be associated with specific viral antigens.

    The Company's urine-based supplemental test uses the same commercially available Western Blot kit components as provided for the blood based Cambridge Biotech supplemental test. The urine-based supplemental test requires
1.0 milliliter of urine added directly to the standard kit diluent and is performed with additional times of incubation for the two detection steps as the only changes in procedure. The same laboratory equipment is used for both the blood and urine supplemental tests.

    The Cambridge Biotech HIV-1 Western Blot kit for use with urine is dedicated to urine testing by virtue of the urine Western Blot controls included with the Western Blot blood kit and a different blot interpretation criterion. For urine, blots showing the presence of a single band, gp160, equal to or greater intensity than the low positive urine Western Blot control are interpreted as a positive HIV-1 result. Urine blots have a lower indeterminate rate than blood, allowing more definitive negative or positive results.

    In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included Cambridge Biotech's urine-based and serum-based HIV-1 Western Blot products, as well as supplemental test for Human T-Lymphotropic Virus (HTLV). The Company has made significant investments in the Rockville Facility to enhance manufacturing capability and establish quality system compliance as a core competency.

THE CAMBRIDGE BIOTECH BLOOD-BASED HIV-1 SUPPLEMENTAL TEST

    As the first of the four supplemental blot tests for blood HIV-1 antibodies to be FDA-licensed, the Cambridge Biotech HIV-1 Western Blot kit has been in commercial distribution for more than 9 years. Since the FDA's November 1999 approval of a "Day Assay" format, the supplemental test is available in both a five-hour and an overnight format.

THE SENTINEL TESTING SERVICE

    In May 2000, the Company launched its participation in a new national urine-based testing service for HIV-1 antibody, chlamydia, and gonorrhea. The service, called Sentinel-TM-, has been a collaboration between the Company, Wampole Laboratories, a division of Carter-Wallace, Inc. and Clinical Reference Laboratory. The service is a painless, non-invasive, urine-based sampling method designed to identify HIV-1 antibody, and chlamydia and gonorrhea sexually transmitted diseases ("STDs"). The Sentinel service provides a three-day response and is priced below the Medicaid reimbursement level in most states. The service is targeted to medical clinics, physicians, and community-based organizations. The Company manufactures the HIV-1 antibody tests used in the Sentinel service.

PRODUCTS UNDER DEVELOPMENT

    The Company's research and development efforts are directed toward process improvements and the development of select high-priority new diagnostic products. Priority is determined on the basis of feasibility, probable cost to develop, regulatory complexity, market size and competition.

    RAPID TEST. The Company has investigated the feasibility of a rapid test in response to the reports by the Center for Disease Control and Prevention (CDC) on the value of immediate HIV antibody test results and development is in an early stage. The high number of individuals who do not return for test results and counseling constitutes a threat to the public health. In addition, in emergency rooms, delivery rooms and other settings, there is an urgent need to know the HIV status of the patient. Since AZT treatment of pregnant mothers, even at delivery and for the newborn, has been shown to result in a substantial decrease in HIV transmission, there appears to be a new market for the reliable rapid test format. At this time, the Company believes it would be premature to issue predictions as to the product's reliability and cost or the likelihood of success and timing of product development.

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

    RESEARCH AND DEVELOPMENT SPENDING. The Company has invested the funds in research and development that it believes to be necessary and appropriate to bring its innovative HIV-1 urine-based screening test to the market. The Company spent $2.3 million, $4.1 million and $3.9 million on product research and development in 2000, 1999 and 1998, respectively. Future spending will be devoted to product and process improvements and new product development and the level of spending is expected to increase in 2001.

SALES, MARKETING AND DISTRIBUTION

    The Company's marketing strategy is to use distributors, focused direct selling, telemarketers, and direct mail to penetrate certain targeted domestic markets. The Company maintains a small direct sales force to sell the Company's HIV-1 screening test and potential future products to laboratories serving the life insurance and other markets. International and other U.S. markets have been addressed utilizing diagnostic product distributors. In late summer of 1998, the Company began selling its urine-based HIV-1 test with the Western Blot supplemental test in the U.S. To date, the Company has received approval for the sale of its product outside of the U.S. in Indonesia, the Republic of South Africa, the People's Republic of China, and Malaysia. Several international approvals are pending, and the Company is working collaboratively with its distributors to obtain regulatory approval to market and promote the products in their local markets.

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

    The following table summarizes the markets and geographic regions covered by the Company and its distributors for its HIV-1 tests. It includes distribution arrangements that were in effect during 2000 and/or will be come effective in the first half of 2001.

COMPANY                              GEOGRAPHIC REGION                   MARKETS
-------                        -----------------------------  -----------------------------
Calypte......................  United States                  Laboratories serving the life
                                                                insurance testing market
Calypte......................  Canada                         All
Wampole Laboratories.........  United States                  All but the above
                                                              laboratories
Organon-Teknika..............  Worldwide                      Serum HIV-1 Western Blot
                                                                products
Ortho Clinical Diagnostics...  Worldwide                      Serum HIV-1 Western Blot
                                                                products
Otsuka.......................  Japan                          All
Teva Medical Ltd.............  Israel                         All
Pacific Business
  Development, Inc...........  South Korea                    All
Chemitech International
  Company....................  Egypt, Oman, Yemen, Kuwait,    All
                                 Jordan, Lebanon, United
                                 Arab Emirates
POS Biological Espana,
  S.L........................  Spain and Portugal             All
Uni-Health Services Sdn.
  Bhd........................  Malaysia                       All
BioBras S.A..................  Brazil                         All
American Edge Medical
  Company....................  Sub-Saharan Africa             All
Beijing Hua Ai Science and
  Technology Development Co.
  Ltd........................  People's Republic of China     All

    The agreements generally have terms of from one to three years. Continuing exclusivity and agreement renewal or extension is typically dependent upon specific minimum purchases following successful local regulatory approval of the product.

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

    In 2000, the Company's revenue from product sales totaled $3.3 million. Over 96% of Calypte's 2000 product sales revenues arose from sales to customers in the United States. Due to an unexpected delay in obtaining FDA approval for its Alameda, California manufacturing facility the Company had a $502,000 backlog of unfilled orders at December 31, 2000.

    The Company is currently negotiating with other potential distributors of its HIV product line in various countries, including Mexico and Taiwan.

MANUFACTURING

    The manufacture of the Company's urine-based HIV test involves antigen production, plate processing and preparation of certain washes and other reagents. All processes are carried out under FDA Good Manufacturing Practices ("GMP") regulations. Antigen production involves cell culture, antigen expression and purification. Following purification, the antigen is tested extensively and optimized for plate coating. The coating of standard 96 well microtiter plates with antigen is completed using standard plate coating equipment. Following binding of the antigen to the plates, the plates are blocked and stabilized to prevent nonspecific binding of the antigen. The plates are then dried and packaged in foil pouches. The washes and reagents are produced using standard solution preparation techniques.

    In January 2001, Calypte's Alameda, California manufacturing facility was granted "pre-market approval" by the U.S. Food and Drug Administration (FDA). The capacity of the Alameda facility is approximately 20 million tests per year and is expected to significantly increase the Company's production and distribution capabilities. In addition, Calypte expects to significantly reduce its overhead costs by consolidating its West Coast manufacturing and distribution operations with its headquarters offices. The Company closed its Berkeley site in February 2001. The Company's other manufacturing site, located in Rockville, Maryland, remains in operation.

    In December 1998, the Company acquired certain assets of Cambridge Biotech Corporation, including the manufacturing facilities for its HIV-1 product line in Rockville, Maryland. The Rockville facility also has an approved Biologics License ("BL") from the FDA for the urine and blood-based Western Blots.

    In May 1999, the Company received a Warning Letter from the FDA following an inspection by the FDA of its manufacturing plant in Rockville, Maryland. The Warning Letter was based upon an inspection of the Rockville manufacturing facility that was conducted between November 20 and December 11, 1998, which cited a number of significant observations. On May 24, 1999, the Company responded in writing to each of the deficiencies cited in the Warning Letter. On November 19, 1999, the Company received a letter from the FDA stating that the Company's responses were considered adequate, and the Warning Letter was formally closed. Between November 30, and December 9, 1999, the FDA conducted a follow-up inspection of the Rockville facility that resulted in observations requiring corrective actions or response from the Company. On January 7, 2000, the Company responded in writing to each of the FDA observations and is awaiting the FDA's reply. On March 21, 2000, the Company received a response from the FDA requesting additional information. The Company met with and provided information to FDA officials on April 27, 2000 and on May 5, 2000 responded in writing to requests for additional information. On June 6, 2000, the Company received a response from the FDA indicating that its responses appeared to be satisfactory and will be verified during a subsequent inspection.

    Although the FDA indicates it is currently satisfied with the Company's responses, if the FDA subsequently determines that it is not satisfied with the Company's responses and corrective actions regarding these matters at either its Alameda or Rockville facilities, the FDA could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations.

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

    The Company has limited experience in the commercial-scale manufacture of its products. The Company currently manufactures its products for sale, for submission to FDA for ongoing compliance, for clinical trials, and for building its inventory. Calypte may encounter difficulties in scaling-up production of its products, including problems involving production yields, quality control and assurance, raw material supply and shortages of qualified personnel. Due to Calypte's limited manufacturing experience, its estimates with regard to these and other operational requirements may be incomplete or inaccurate and unanticipated events and circumstances are likely to occur. Difficulties encountered by the Company in manufacturing scale-up to meet demand could have a material adverse effect on its business, financial condition and results of operations.

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

TECHNOLOGY

    The Company's HIV-1 urine-based test is based on the finding of scientists at the New York University Medical Center in 1988 that antibodies to HIV-1 could be found in urine. Prior to this discovery, it was commonly held that antibodies to systemic infections could not pass through the kidneys, and thus, could not be found in the urine of infected individuals. The researchers showed that antibodies to HIV-1 envelope antigens were present in all urine samples from HIV-1 seropositive subjects. Building on this discovery, the Company developed an HIV-1 urine enzyme immunoassay ("EIA") to detect antibodies to HIV-1 in urine. There are two proprietary features of the Company's HIV-1 urine-based EIA that result in a format sensitive enough to detect the low levels of HIV antibodies in urine: the antigen target and the sample buffer in the assay.

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

    The Company developed and has obtained a U.S. patent claiming a sample buffer formulation, which is used in the HIV-1 urine test. This sample buffer acts as a diluent for urine in the assay procedure and significantly increases test specificity by reducing non-specific binding of immunoglobulins (non-specific antibodies) and other substances in urine that would decrease specificity and sensitivity of HIV-1 antibody binding. Sample buffer is manufactured in the Company's Alameda, California facility.

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

    The Company's HIV-1 urine-based supplemental test uses the Cambridge Biotech HIV-1 Western Blot kit with a procedure developed by Calypte for testing urine specimens. The Cambridge Biotech HIV-1 Western Blot kit is based on the combination of electrophoretic separation of complex mixtures of proteins with the highly sensitive immunoblotting technique. This method has been highly useful in characterizing the antigenic profile of HIV-1 and describing the immune response to HIV-1 in the serum/plasma of exposed or infected persons.

    The Cambridge Biotech HIV-1 Western Blot kit is used for testing both blood and urine specimens. The manufacture of the kit involves the production of an inactivated, partially purified HIV-1 lysate from HIV-1 propagated in an H9/HTLV-III(b) T-lymphcyte cell line. HIV-1 proteins are separated by molecular size using gel electrophoresis of the lysate in the presence of detergent (sodium dodecylsulfate). These separated HIV-1 proteins are electrotransferred from gel to a nitrocellulose membrane which is washed, blocked to minimize non-specific immunoglobulin binding and packaged. The kit provides controls and components which enable the detection and visualization of HIV-1 antibodies present in the specimen incubated with individual nitrocellulose membrane strips. Bands corresponding to specific location of HIV-1 proteins are used to interpret a positive, negative or indeterminate result.

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

    The Company purchased its equity position in Pepgen for $2.5 million, comprised of $1.0 million paid at closing, $1.0 million payable to Pepgen pursuant to a promissory note and options to purchase the Company's Common Stock valued at $500,000. The $1.0 million promissory note balance was paid in October 1996. The options were granted to Pepgen shareholders for the purchase of an aggregate of 475,000 shares of the Company's Common Stock at a price of $7.50 per share, of which 100,000 shares were immediately exercisable and the remaining 375,000 shares are exercisable upon attainment of certain milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. In addition, Calypte is entitled to elect one of the four Board members of Pepgen.

    During 1998, the Company loaned Pepgen $768,000 at an interest rate of 10%. The loan was subsequently written off as research and development expense in 1999. Additional amounts totaling $63,000 were spent on research and development related to Pepgen during 1999. In October 1999, Pepgen secured $3.8 million in a new round of financing, reducing the Company's equity interest to 38%. In June 2000, Pepgen secured an additional $2.0 million in another round of financing, further reducing the Company's equity interest to 29%. See Note 12 in the Consolidated Financial Statements.

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

GOVERNMENT REGULATION

OVERVIEW

    The Company's products are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (the "Act"), as amended by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, and the FDA Modernization Act of 1997 among other laws. Under the Act, the FDA regulates the preclinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the U.S. The FDA prohibits a device, whether or not cleared under a 510(k) premarket notification, or approved under a pre-market approval ("PMA") or a biologics license application, from being marketed for unapproved uses. If the FDA believes that a company is not in compliance with the regulations, it can institute proceedings to detain or seize a product, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees. Furthermore, the Company plans to sell products in certain foreign countries which impose local regulatory requirements. The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. Failure to comply with FDA and foreign regulatory requirements could result in civil monetary penalties or criminal sanctions, restrictions on or injunctions against marketing of the Company's products. Additional enforcement actions may potentially include seizure or recall of the Company's products, and other regulatory action. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances in a timely manner or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

HIV-1 SCREENING AND SUPPLEMENTAL TESTS

    The Company's HIV-1 screening and supplemental tests are regulated by the FDA Center for Biologics Evaluation and Research. When the screening test was submitted to the FDA in September 1992, the FDA required a product license application ("PLA") and an establishment licensing application ("ELA") for the Company's Berkeley, California manufacturing facility. In August 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell, in interstate and foreign commerce, the Company's urine-based HIV-1 screening test for use in laboratory settings.

    In December 1998, Calypte acquired the assets relating to the Western Blot product line of Cambridge Biotech Corporation for HIV-1. Both the urine and serum-based HIV-1 Western Blot products have received a product license and an establishment license from the FDA. In March 1999, the licenses were transferred from Cambridge Biotech Corporation to Calypte and replaced with a Biologics License ("BL"). In January 2001, the HIV-1 screening test was transferred from the biologics license to an approved PMA application concurrent with the approval of the Company's Alameda, California manufacturing facility.

MANUFACTURING FACILITIES

    The FDA requires the Company's products to be manufactured in compliance with GMP regulations. In addition, the Company is subject to certain additional manufacturing regulations imposed by the State of California and the State of Maryland for the Rockville facility where the blots are manufactured. These regulations require that the Company manufacture its products and maintain related documentation for testing and control activities. The Company's facilities and manufacturing processes have been periodically inspected by the FDA and other agencies and remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance its manufacturing facilities will satisfy FDA GMP or California and Maryland manufacturing requirements. Enforcement of the GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly enforced. In the event that the FDA determines the Company to be out of compliance with its regulations and to the extent that the Company is unable to convince the FDA of the adequacy of its compliance, the FDA has the power to assert penalties, including injunctions or temporary suspension of shipment until compliance is achieved. In addition, the FDA will not approve a biologics license or PMA if the facility is found in noncompliance with GMPs. Such penalties could have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing" section with respect to Warning Letters received by the Company from the FDA in November, 1998 and May 1999 and observations made in subsequent FDA inspections.

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

INTERNATIONAL

    Distribution of the Company's products outside the United States is also subject to regulatory requirements that vary from country to country. In a number of foreign countries, FDA approval is required prior to approval in that country. The export by the Company of certain of its products that have not yet been approved for domestic commercial distribution may be subject to FDA export restrictions. Approval and registration processes are underway in several countries including Brazil, South Korea, Hungary, Philippines, and Mexico. To date, in countries operating their own agencies for the evaluation and registration of HIV testing kits, the Company has received approval in Malaysia and The People's Republic of China. Additionally, the HIV screening test has been authorized for importation into The Republic of South Afica. Failure to obtain additional regulatory approvals or failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The suppliers of blood-based HIV tests in the United States include Abbott Laboratories ("Abbott"), Organon-Teknika Corporation ("Organon-Teknika"), Ortho Clinical Diagnostics ("Ortho") and Bio-Rad Laboratories ("Bio-Rad"). All of these companies have many years of HIV market experience, and they typically offer a number of different testing products. Abbott, Bio-Rad and Ortho currently sell FDA-licensed blood-based HIV-1/HIV-2 combination tests on the market in the United States, and other companies may be developing HIV-1/HIV-2 products.

    The Company believes that HIV screening tests designed to use oral fluid may offer significant competition to the Company's urine-based HIV-1 screening test. The OraSure-TM- collection device manufactured by OraSure, Inc., formerly Epitope, Inc., used in conjunction with an HIV-1 EIA manufactured by Organon-Teknika received FDA approval for marketing in the United States in December 1994. In June 1996, Epitope received approval from the FDA for a western blot oral-fluid confirmatory test.

    The Company is not aware of any competitors which have submitted urine-based HIV screening tests to the FDA, but there can be no assurance that such tests will not be submitted in the future for approval by the FDA. The Company is aware of only one other manufacturer, Murex Corporation ("Murex"), now owned by Abbott Laboratories which has publicly announced urine capability for an HIV test. Murex manufactures a number of HIV assays in microtiter format. The Company is not aware that any of these assays have been submitted to the FDA for review. One such microtiter assay, "gacelisa," is intended for use on saliva and urine samples but is marketed only outside of the U.S. primarily as a research assay. Murex markets one HIV product in the U.S., the FDA-licensed SUDS rapid test, which is intended for use on serum and plasma only. Although urine capability for this test has been reported in scientific literature, the Company is not aware of any applications for expanded sampling claims for this assay. In addition, the SUDS assay format is not conducive to high-volume testing.

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

EMPLOYEES

    As of December 31, 2000, the Company had 65 full time employees, six of whom were engaged in or directly supported the Company's research and development activities, 43 of whom were in manufacturing, facilities and quality assurance, five of whom were in marketing and sales and 11 of whom were in administration. The Company's employees are not represented by a union or collective bargaining entity. The Company believes its relations with its employees are good.

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

RISK FACTORS

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES

    The Company leases approximately 22,000 square feet of office, research, and manufacturing space in Alameda, California under a lease that expires in November 2003 and includes an option to renew for one five-year period. The Company closed its Berkeley, California manufacturing facility in February 2001 after relocating all of its West Coast manufacturing operations to its Alameda facility following that facility's approval by the FDA.

    Calypte also subleases properties in Rockville, Maryland. The sublease of approximately 42,000 square feet of office and manufacturing space expires in October 2006. The Company believes that existing facilities are adequate to support its activities for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    For a discussion on the submission of matters to a vote of the security holders at the Company's 2000 annual meeting, please see the Company's quarterly report on Form 10-Q for the period ended June 30, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock commenced trading on the NASDAQ SmallCap Market on July 26, 1996 under the symbol "CALY." High and low sales prices reported by NASDAQ during the periods indicated are shown below.

FISCAL YEAR                                                   QUARTER      HIGH       LOW
-----------                                                   --------   --------   --------
2000........................................................  1st         7.250      2.188
2000........................................................  2nd         3.250      1.750
2000........................................................  3rd         5.125      1.281
2000........................................................  4th         2.875      1.000
1999........................................................  1st         4.500      1.500
1999........................................................  2nd         3.063      1.000
1999........................................................  3rd         2.375      0.844
1999........................................................  4th         2.063      0.688

    On February 27, 2001, there were 316 holders of record of the Common Stock, and the closing price of the Common Stock was $1.125. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

SALES OF COMMON STOCK

    The Company and Townsbury Investments Limited ("TIL") signed a common stock purchase agreement dated as of November 2, 2000, subsequently amended on January 24, 2001 for the future issuance and purchase of the Company's common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. In general, the draw down facility operates to allow the investor, TIL, who has committed up to $25 million, to purchase the Company's common stock over a twelve month period. Once during each draw down pricing period, the Company may request a draw of up to $6 million of that money, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that TIL will provide to the Company and the number of shares that will be issued to TIL in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. TIL receives a 5% discount to the market price for the 22 day period and the Company receives the settled amount of the draw down. In addition, the Company issued a 3-year warrant to TIL to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share.

    The Company is to pay a 5% brokerage fee, upon each settlement of a draw down request, to Ladenburg Thalmann & Co., an investment bank which introduced the Company to TIL. The net proceeds from the sale of common stock are to be utilized to fund Calypte's continuing operations, provided that, so long as there continues to be an outstanding amount on the Company's convertible debentures (described in "Subsequent Events" below), one-half of the net proceeds must be paid to the debentureholder(s) against such outstanding amount. The shares that will be issued in draw-downs under the equity line are exempt from registration with the Securities and Exchange Commission pursuant to
Section 4(2) of the Securities Act of 1933 as amended ("Securities Act").


Number of shares registered for resale (1)..................         6,085,018
Aggregate proceeds (1)......................................             Up to
                                                                   $25,000,000
Price per share.............................................      See Note (2)
Form S-3 Filing Date (3)....................................  November 3, 2000
Form S-3 File Number (3)....................................         333-49246

------------------------

(1) The number of shares that the Company will sell and the aggregate proceeds are directly related to the trading price of its common stock during each draw down period. As the price of the Company's common stock decreases, and if the Company decides to draw down on the equity line of credit, it will be required to issue more shares of its common stock for any given dollar amount invested by TIL. Contractually, the Company can sell up to 5,085,018 shares of our common stock under the equity line of credit without seeking stockholder approval to sell additional shares. An additional 1 million shares are issuable upon the exercise of warrants issued to TIL.

(2) The shares issued during each 22-day draw down period are sold to TIL at a 5% discount to the volume-weighted average price for such period.

(3) The Company withdrew its registration statement on Form S-3 on January 19, 2001 as it believed that it was unable to proceed with the financing under the agreed terms of the stock purchase agreement because the staff of the Securities and Exchange Commission had questioned whether the transaction between the Company and TIL met the requirements for use of Form S-3 in connection with the resale of the common stock issued to TIL pursuant to the stock purchase agreement. The Company thereafter amended the equity line and filed a new registration statement on Form S-2 (registration number 333-54316) on January 25, 2001, subsequently amended on February 9, 2001. The registration statement became effective on February 12, 2001.

SUBSEQUENT EVENT

    On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company has the right to issue two convertible debentures to the debentureholder with a principal amount of $550,000 each at a 6% interest rate. Each debenture will be issued at an original issue discount of 9.1% and will mature 90 days from the date of issue. Under the terms of the debentures, the debentureholder can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represents a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chooses not to redeem the debentures upon maturity, the conversion discount to the debentureholder increases to 15% of the average low bid price for our common stock for any three of the 22 trading days prior to the date of conversion. The Company issued the first debenture on January 24, 2001. On that date, the Company also issued a warrant to the debentureholder for 200,000 shares of common stock at an exercise price of $1.50. The Company is obligated to file a registration statement for the shares issuable upon conversion of the debentures and warrants with the SEC by April 15, 2001. The Company may issue the second debenture, at its sole discretion, 30 days following the issuance of the first debenture. If the Company issues both debentures, it expects to receive aggregate net proceeds under the two debentures of approximately $925,000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Presented below is the selected consolidated financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 (in thousands).

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          2000       1999       1998       1997       1996
                                                        --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales.......................................  $  3,296   $  3,728   $   951    $   376    $    130
                                                        --------   --------   -------    -------    --------
    Total revenue.....................................     3,296      3,728       951        376         130
                                                        --------   --------   -------    -------    --------
Operating expenses:
  Product costs.......................................     5,891      4,721     1,912      2,305       1,085
  Research and development............................     2,254      4,123     3,881      3,685       5,751
  Selling, general and administrative.................     7,568      5,081     3,925      2,317       3,333
                                                        --------   --------   -------    -------    --------
    Total expenses....................................    15,713     13,925     9,718      8,307      10,169
                                                        --------   --------   -------    -------    --------
      Loss from operations............................   (12,417)   (10,197)   (8,767)    (7,931)    (10,039)
Interest income (expense), net........................       166        171       308        139         (74)
Other income..........................................         9          2         1         --          15
                                                        --------   --------   -------    -------    --------
      Loss before income taxes and extraordinary
        item..........................................   (12,242)   (10,024)   (8,458)    (7,792)    (10,098)
Income taxes..........................................        (2)        (2)       (2)        (2)         (2)
                                                        --------   --------   -------    -------    --------
      Net loss........................................   (12,244)   (10,026)   (8,460)    (7,794)    (10,100)
Less dividend on mandatorily redeemable Series A
  preferred stock.....................................      (120)      (120)     (120)      (120)       (120)
                                                        --------   --------   -------    -------    --------
      Net loss attributable to common stockholders....  $(12,364)  $(10,146)  $(8,580)   $(7,914)   $(10,220)
                                                        ========   ========   =======    =======    ========
      Net loss per share attributable to common
        stockholders..................................  $  (0.52)  $  (0.52)  $ (0.64)   $ (0.72)   $  (1.17)
                                                        ========   ========   =======    =======    ========
      Weighted average shares used to compute net loss
        per share attributable to common
        stockholders..................................    23,859     19,333    13,432     11,028       8,753
                                                        ========   ========   =======    =======    ========

                                                             2000       1999       1998       1997       1996
                                                           --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................................  $    723   $  2,652   $  3,121   $ 10,820   $  7,924
Securities available for sale............................        --        503        650         --         --
Working capital (deficit)................................      (875)     1,860      4,444      8,917      6,067
Total assets.............................................     5,006      7,821      9,945     12,950     10,347
Long-term portion of capital lease obligations and notes
  payable................................................        78         50         23        282        764
Mandatorily redeemable Series A preferred stock..........     2,336      2,216      2,096      1,976      1,856
Accumulated deficit......................................   (79,025)   (66,781)   (56,755)   (48,295)   (40,501)
Total stockholders' equity (deficit).....................    (1,531)     1,330      4,631      8,069      5,416

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    Calypte's efforts currently are primarily focused on expanding the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests and on improving its products and processes. In the summer of 1998, upon receipt of license for both its screening and supplemental tests, the Company began the marketing and sale in the U.S. of the only available FDA-approved urine-based HIV test methods. There can be no assurance the Company will have significant revenues from sales of the HIV-1 urine screening assay or the supplemental test.

    In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included the urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Human T-Lymphotropic Virus (HTLV).

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

    Calypte's sales revenues decreased 12% from $3.7 million for the year ended December 31, 1999 to $3.3 million for the year ended December 31, 2000. Sales of Calypte's screening test were essentially unchanged between years. The impact of so-called "Triple X" legislation, which essentially eliminated the availability of 30-year life insurance policies after 1999, caused noticeable increases in fourth quarter 1999 and first quarter 2000 revenues as testing associated with final applications for 30-year policies was completed. International sales of the Company's screening test were insignificant in 2000, but the Company expects such sales to constitute an increasing proportion of revenues in 2001 and thereafter now that we have received regulatory approval of the product in countries such as the Republic of South Africa, the People's Republic of China, and Malaysia. The Company is actively pursuing product approval in several other countries. Sales of the Company's Western Blot supplemental tests declined in 2000 versus 1999, following a trend experienced for the past few years. Increased sensitivity and specificity of screening tests and international testing algorithms that do not always require a supplemental test continue to make the supplemental test market a declining one. The Company expects revenues from supplemental tests to increase in 2001, however, as a result of its recently signed agreement to supply Organon-Technika with HIV-1 serum Western Blot tests.

    Product costs increased from $4.7 million in 1999 to $5.9 million in 2000, an increase of 25%. Product costs for the Company's screening test decreased slightly versus 1999 levels, primarily due to the requirement to produce non-saleable validation inventory at the Company's Alameda manufacturing facility in 1999 in anticipation of the facility's inspection and approval. Although the facility did not produce non-saleable validation inventory in 2000, the Company did incur duplicative costs for the operation of both its Alameda and Berkeley screening test production facilities throughout 2000. Product costs at the Company's supplemental test manufacturing facility increased noticeably in 2000 compared to 1999 as the Company added personnel and made significant expenditures to correct FDA inspection observation conditions and ensure compliance with FDA and good manufacturing practices requirements.

    Research and development expenses decreased from $4.1 million in 1999 to $2.3 million in 2000, a 45% decrease. Included in 1999 research and development expense was the $1.0 million write-off of a note receivable and accrued interest from Pepgen. In 2000, the Company also renegotiated one of its license agreements, significantly reducing the minimum annual payment under the agreement that had been expensed as research and development. The Company also experienced a reduction in the cost of clinical studies applicable to the FDA approval for its Alameda facility during 2000. The Company expects research and development expenditures to increase in 2001 as it continues to pursue product improvements and new product development.

    Selling, general and administrative expenses increased in 2000 by 49% compared to 1999, from $5.1 million to $7.6 million. The increase is primarily attributable to beginning commercialization initiatives designed to increase awareness of the Company and its products among targeted audiences, including government agencies and programs, public health, AIDS activist, and community-based outreach groups, and within the investment community. The Company also increased its use of consultants and other outside service providers in projects as diverse as developing a new website to defining its most attractive potential international markets. In conjunction with securing new international distribution agreements, the Company also incurred an increased level of travel and related costs in 2000.

    Interest income decreased slightly in 2000 as a result of lower invested cash balances compared to 1999. Interest expense also decreased slightly in 2000 as a result of scheduled principal repayments under the bank term loan agreement and the capital lease obligations.

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Calypte's product sales increased by 289% to $3.7 million for the year ended December 31, 1999 compared to $951,000 for the year ended December 31, 1998. $2.5 million of the increase in sales revenues in 1999 is due to the inclusion of product sales related to the December 1998 acquisition of certain assets of Cambridge Biotech Corporation. Sales of Calypte's HIV-1 urine screening test also increased compared to 1998.

    Product costs increased by 147% to $4.7 million for the year ended
December 31, 1999 compared to $2.8 million for the year ended December 31, 1998. The increase was a result of increased sales volume of the Company's HIV-1 screening test, an increase of $2.0 million in costs from product sales related to acquired assets of Cambridge Biotech Corporation and costs associated with the production of non-saleable inventory during the validation of the Company's Alameda manufacturing facility.

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

    Interest income and other income, net of interest expense, decreased by 44% to $173,000 for the year ended December 31, 1999 from $309,000 for the year ended December 31, 1998. The decrease was primarily due to a reduction in interest earned on cash balances and securities available for sale coupled with an increase in interest expense related to borrowings under the bank line of credit.

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

    In January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement requires the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, the Company's assets secure its borrowings under the agreement. In January 2000, the loan was modified to extend the repayment term through August 2000. In May 2000, the loan was again modified to increase the then outstanding principal balance by $250,000. At December 31, 2000 the Company had $471,000 outstanding under this facility. The loan was repaid in full in January 2001.

    In April 2000, the Company completed a private placement of 4,096,000 shares of its Common Stock at $2.05 per share. The Company received proceeds of approximately $8.3 million, after deducting expenses associated with the transaction. In connection with a bridge loan of $1 million from one of the investors, Calypte also issued warrants for 100,000 shares of Common Stock with an exercise price of $3.62 per share. The bridge loan was converted to equity upon closing of the private placement.

    On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company has the right to issue two convertible debentures to the debentureholder with a principal amount of $550,000 each at a 6% interest rate. Each debenture will be issued at an original issue discount of 9.1% and will mature 90 days from the date of issue. Under the terms of the debentures, the debentureholder can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represents a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chooses not to redeem the debentures upon maturity, the conversion discount to the debentureholder increases to 15% of the average low bid price for our common stock for any three of the 22 trading days prior to the date of conversion. The Company issued the first debenture on January 24, 2001. On that date, the Company also issued a warrant to the debentureholder for 200,000 shares of common stock at an exercise price of $1.50. The Company is obligated to file a registration statement for the shares issuable upon conversion of the debentures and warrants with the SEC by April 15, 2001. The Company may issue the second debenture, at its sole discretion, 30 days following the issuance of the first debenture. If the Company issues both debentures, it expects to receive aggregate net proceeds under the two debentures of approximately $925,000.

    On January 24, 2001 the Company amended a common stock purchase agreement for the future issuance and purchase of the Company's common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. In general TIL has committed up to $25 million to purchase the Company's common stock over a twelve month period. Once during each draw down pricing period, the Company may request a draw of up to $6 million of that money, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that TIL will provide to the Company and the number of shares the Company will issue to TIL in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. TIL receives a 5% discount to the market price for the 22 day period and the Company receives the settled amount of the draw down. In addition, the Company issued a 3-year warrant to TIL to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share.

    The Company does not believe that current cash will be sufficient to meet the Company's current and ongoing operating expenses and capital requirements and it is continuing to explore financing alternatives.

The Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, improvements in the costs and efficiency of its manufacturing processes, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability to raise additional capital in a timely manner.

    The report of KPMG LLP covering the December 31, 2000 consolidated financial statements contains an explanatory paragraph that states that the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern.

    There can be no assurance that the Company will be able to achieve improvements in its manufacturing processes or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. There can be no assurance that the Company will raise additional capital that will be required or that such capital will be available on acceptable terms, if at all. Any failure to raise additional financing will likely place us in significant financial jeopardy. Therefore, the Company cannot predict the current or future adequacy of its capital resources.

OPERATING ACTIVITIES

    For the years ended December 31, 2000 and 1999, the Company's cash used in operations was $10.7 million and $8.0 million, respectively. The cash used in operations was primarily to fund research and development as well as manufacturing expenses related to the urine-based and serum-based HIV-1 tests along with selling, general and administrative expenses of the Company.

RISK FACTORS

    In addition to the other information in this Prospectus or incorporated herein by reference, the following risk factors should be considered carefully in evaluating our business before purchasing the shares offered in this Prospectus.

    UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S UNIQUE METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES.

    The Company's products incorporate a unique method of determining the presence of HIV antibodies. There can be no assurance that the Company will obtain:

    - any significant degree of market acceptance among physicians, patients or health care payors; or

    - recommendations and endorsements by the medical community which are essential for market acceptance of the products.

    The Company has FDA approval to market its urine HIV-1 screening and supplemental tests and test kits in the United States and it has been marketing these products since July, 1998. To date, however, these products have only generated limited revenues and not achieved significant market penetration. The failure of the Company's products to obtain market acceptance could cause us to cease operations.

    THE COMPANY HAS LIMITED EXPERIENCE SELLING AND MARKETING OUR HIV-1 URINE-BASED SCREENING TEST.

    The Company has limited experience marketing and selling its products either directly or through its distributors. The success of its products depends upon alliances with third-party distributors. There can be no assurance that:

    - the Company's direct selling efforts will be effective;

    - the Company's distributors will successfully market its products; or

    - if the Company's relationships with distributors terminate, it will be able to establish relationships with other distributors on satisfactory terms, if at all.

    Any disruption in its distribution, sales or marketing network could reduce the Company's sales revenues and cause it to expend more resources on market penetration.

    THE COMPANY'S DISTRIBUTION AND SALES NETWORK FOR U.S. HOSPITALS, PUBLIC HEALTH AND REFERENCE LABORATORY MARKETS HAS THUS FAR FAILED TO YIELD SIGNIFICANT SALES AND REVENUES.

    The Company has entered into distribution agreements with distributors of medical products to domestic healthcare markets including the distribution agreement announced in September, 1999 with Carter Wallace Inc. and the Sentinel HIV and STD testing service announced in May, 2000. Those arrangements have thus far failed to yield significant sales and revenues. The Company is continuing to examine alternative approaches to penetrate domestic healthcare markets including restructuring its existing distribution relationships and expanding its direct sales efforts. If the Company's efforts to market our products to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenues, the Company may have to cease operations.

    THE COMPANY HAS SUSTAINED LOSSES IN THE PAST AND EXPECTS TO SUSTAIN LOSSES IN THE FUTURE.

    The Company has incurred losses in each year since our inception. The Company's net loss for the year ended December 31, 2000 was $12.2 million and our accumulated deficit as of December 31, 2000 was $79.0 million. The Company expects operating losses to continue as it continues its marketing and sales activities of its FDA-approved products and conduct additional research and development for subsequent products.

    THE COMPANY'S QUARTERLY RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH IT HAS LITTLE OR NO CONTROL.

    The factors listed below, some of which the Company cannot control, may cause its revenues and results of operations to fluctuate significantly:

    - actions taken by the FDA or foreign regulatory bodies relating to the Company's products;

    - the extent to which the Company's products gain market acceptance;

    - the timing and size of distributor purchases; and

    - introductions of alternative means for testing for HIV by competitors.

    THE COMPANY MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING THAT IT WILL NEED IN THE FUTURE.

    The report of KPMG LLP covering the December 31, 2000, consolidated financial statements contains an explanatory paragraph that states that the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The Company will need to raise more money to continue to finance our operations. The Company may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place the Company in significant financial jeopardy.

    THE COMPANY DEPENDS UPON THE VIABILITY OF THREE PRODUCTS--ITS HIV-1 URINE-BASED SCREENING TEST ITS URINE AND BLOOD-BASED SUPPLEMENTAL TESTS.

    The Company's HIV-1 urine-based screening test and its urine and blood-based supplemental tests are its only products. Accordingly, the Company may have to cease operations if its tests fail to achieve market acceptance or generate significant revenues.

    THE COMPANY'S PRODUCTS DEPEND UPON RIGHTS TO TECHNOLOGY THAT IT HAS LICENSED FROM THIRD PARTY PATENT HOLDERS AND THERE CAN BE NO ASSURANCE THAT THE RIGHTS IT HAS UNDER THESE LICENSING AGREEMENTS ARE SUFFICIENT OR THAT THE COMPANY CAN ADEQUATELY PROTECT THOSE RIGHTS.

    The Company currently has the right to use patent and proprietary rights that are material to the manufacture and sale of its HIV-1 urine-based screening test under licensing agreements with New York University, Repligen and the Texas A&M University System. The Company also has the right to use patent and proprietary rights that are material to the manufacture and sale of its HIV-1 serum-based supplemental test under a licensing agreement with National Institutes of Health.

    THE COMPANY RELIES ON SOLE SOURCE SUPPLIERS THAT IT CANNOT QUICKLY REPLACE FOR CERTAIN COMPONENTS CRITICAL TO THE MANUFACTURE OF ITS PRODUCTS.

    Any delay or interruption in the supply of these components could have a material adverse effect on the Company by significantly impairing its ability to manufacture products in sufficient quantities, particularly as the Company increases its manufacturing activities in support of commercial sales.

    THE COMPANY HAS LIMITED EXPERIENCE IN MANUFACTURING ITS PRODUCTS AND LITTLE EXPERIENCE IN MANUFACTURING ITS PRODUCTS IN COMMERCIAL QUANTITIES.

    The Company may encounter difficulties in scaling-up production of new products, including problems involving:

    - production yields;

    - quality control and assurance;

    - raw material supply; and

    - shortages of qualified personnel.

    THE SUCCESS OF THE COMPANY'S PLANS TO ENTER INTERNATIONAL MARKETS MAY BE LIMITED OR DISRUPTED DUE TO RISKS RELATED TO INTERNATIONAL TRADE AND MARKETING AND THE CAPABILITIES OF ITS DISTRIBUTORS.

    The Company anticipates that international distributor sales will generate a significant portion of its revenues for the next several years. The Company believes that its urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. The following risks may limit or disrupt the Company's international sales:

    - the imposition of government controls;

    - export license requirements;

    - political instability;

    - trade restrictions;

    - changes in tariffs;

    - difficulties in managing international operations; and

    - fluctuations in foreign currency exchange rates.

    Some of the Company's distributors have limited international marketing experience. There can be no assurance that these distributors will be able to market successfully the Company's products in foreign markets.

    THE COMPANY FACES INTENSE COMPETITION IN THE MEDICAL DIAGNOSTIC PRODUCTS MARKET AND RAPID TECHNOLOGICAL ADVANCES BY COMPETITORS.

    Competition in the Company's diagnostic market is intense and it is expected to increase. Within the United States, the Company's competitors include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples. Many of the Company's competitors have significantly greater financial, marketing and distribution resources than it does. The Company's competitors may succeed in developing or marketing technologies and products that are more effective than its own. These developments could render the Company's technologies or products obsolete or noncompetitive or otherwise effect its ability to increase or maintain our products' market share.

    THE COMPANY'S ABILITY TO MARKET ITS PRODUCTS DEPENDS UPON OBTAINING AND MAINTAINING FDA AND FOREIGN REGULATORY APPROVALS.

    Numerous governmental authorities in the United States and other countries regulate the Company's products. The FDA regulates the Company's products under federal statutes and regulations related to pre-clinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States. If the Company fails to comply with FDA regulations, or the FDA believes that it is not in compliance with such regulations, the FDA can:

    - detain or seize the Company's products;

    - issue a recall of the Company's products;

    - prohibit marketing and sales of the Company's products; and

    - assess civil and criminal penalties against the Company, its officers or employees.

    The Company also plans to sell its products in certain foreign countries where they may be subject to similar local regulatory requirements. The imposition of any of the sanctions described above could have a material adverse effect on the Company by delaying or reducing the growth in its sales revenue or causing it to expend more resources to penetrate its target markets. The regulatory approval process in the United States and other countries is expensive, lengthy and uncertain. The Company may not obtain necessary regulatory approvals or clearances in a timely manner, if at all. The Company may lose previously obtained approvals or clearances or fail to comply with regulatory requirements. The occurrence of any of these events would have a material adverse effect on the Company by disrupting its marketing and sales efforts.

    IN THE PAST THE COMPANY RECEIVED A WARNING LETTER FROM THE FDA REGARDING THE SUFFICIENCY OF ITS MANUFACTURING RECORDS AND PRODUCTION PROCEDURES IN ITS ROCKVILLE, MARYLAND FACILITY AND THE COMPANY MUST CONTINUE TO SATISFY THE FDA'S CONCERNS IN ORDER TO AVOID REGULATORY ACTION AGAINST IT.

    In May 1999, the Company received a Warning Letter from the FDA that cited a number of significant observations related to its November 20 through December 11, 1998 inspection of the Company's manufacturing plant in Rockville, Maryland. On May 24, 1999, the Company responded in writing to each of the deficiencies cited in the Warning Letter. On November 19, 1999, the Company received a letter from the FDA stating that its responses were considered adequate, and the Warning Letter was formally closed. Between November 30, and December 9, 1999, the FDA conducted a follow-up inspection of the Company's Rockville facility that resulted in observations requiring corrective actions or response from the Company. On January 7, 2000, the Company responded in writing to each of the FDA observations. On March 21, 2000, the Company received a response from the FDA requesting additional information. The Company met with and provided information to FDA officials on April 27, 2000 and on May 5, 2000 responded in writing to requests for additional information. On June 6, 2000, the Company received a response from the FDA indicating that its responses appeared to be satisfactory and will be verified during a subsequent inspection. Although the FDA indicates that it is currently satisfied with the Company's responses to the items addressed in its inspections, if the FDA subsequently determines that it is not satisfied with the Company's records, procedures or corrective actions at either of its Alameda or Rockville facilities, the FDA could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations by limiting its ability to manufacture and ship its products.

    THE COMPANY'S RESEARCH AND DEVELOPMENT OF HIV URINE TESTS INVOLVES THE CONTROLLED USE OF HAZARDOUS MATERIALS.

    There can be no assurance that the Company's safety procedures for handling and disposing of hazardous materials such as azide will comply with applicable regulations. In addition, the Company cannot eliminate the risk of accidental contamination or injury from these materials. The Company may be held liable for damages from such an accident and that liability could have a material adverse effect on us.

    THE COMPANY MAY NOT BE ABLE TO RETAIN ITS KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL.

    As a small company with only 65 employees, the Company's success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on the Company.

    AS A SMALL MANUFACTURER OF A MEDICAL DIAGNOSTIC PRODUCT, THE COMPANY IS EXPOSED TO PRODUCT LIABILITY AND RECALL RISKS FOR WHICH INSURANCE COVERAGE IS EXPENSIVE, LIMITED AND POTENTIALLY INADEQUATE.

    The Company manufacture medical diagnostic products which subjects it to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims which exceeds its insurance coverage could have a material adverse effect on the Company. The Company maintains a $10,000,000 claims-made policy of product liability insurance. However, product liability insurance is expensive. In the future the Company may not be able to obtain coverage on acceptable terms, if at all. Moreover, the Company's insurance coverage may not adequately protect it from liabilities which it incur in connection with clinical trials or sales of its products.

    THE COMPANY'S CHARTER DOCUMENTS MAY INHIBIT A TAKEOVER.

    Certain provisions of the Company's Certificate of Incorporation and Bylaws could:

    - discourage potential acquisition proposals;

    - delay or prevent a change in control of the Company;

    - diminish stockholders' opportunities to participate in tender offers for the Company's common stock, including tender offers at prices above the then current market price; or

    - inhibit increases in the market price of the Company's common stock that could result from takeover attempts.

    THE COMPANY HAS ADOPTED A STOCKHOLDER RIGHTS PLAN THAT HAS CERTAIN ANTI-TAKEOVER EFFECTS.

    On December 15, 1998, the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right for each outstanding share of Common Stock of the Company. The dividend is payable to the stockholders of record on January 5, 1999 with respect to each share of Common Stock issued thereafter until a subsequent "distribution date" defined in a Rights Agreement and, in certain circumstances, with respect to shares of Common Stock issued after the Distribution Date. The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the rights being redeemed or a substantial number of rights being acquired. However, the rights should not interfere with any tender offer, or merger, which is approved by us because the rights do not become exercisable in the event of an offer or other acquisition exempted by the Company's Board of Directors.

    AN INVESTOR'S ABILITY TO TRADE THE COMPANY'S COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

    The trading volume in the Company's common shares has been relatively limited. A consistently active trading market for the Company's common stock may not continue. The average daily trading volume in the Company's common shares on the Nasdaq SmallCap Market was approximately 375,000 shares for the twelve months ending December 31, 2000. The Company's daily trading volume during that period ranged from 17,800 to 22,257,600 shares.

    THE COMPANY MAY BE REMOVED FROM THE NASDAQ SMALLCAP MARKET IF IT FAILS TO MEET CERTAIN MAINTENANCE CRITERIA.

    The Nasdaq Stock Market inquired on two occasions whether the Company continues to meet the maintenance criteria for trading on the Nasdaq SmallCap Market. At the close of our most recently reported fiscal quarter, December 31, 2000, we did not meet all of the maintenance criteria. Our ability to meet the criteria will depend on whether the minimum bid price for our common stock exceeds $1.00 per share for at least ten consecutive business days during any period of 120 consecutive business days and whether we continue to meet at least one of the following three criteria:

    - our net tangible assets equal at least $2.0 million;

    - our market capitalization is equal to $35.0 million in public float; or

    - we recognized net income of at least $500,000 in our most recent fiscal year or in two of our three previous fiscal years.

    As of December 31, 2000, our net tangible assets were ($1.5) million. Our market capitalization has fluctuated between $23.7 million and $48.8 million since November 1, 2000. At the close of business on February 28, 2001, our market capitalization was approximately $25.4 million in public float. We also have not recognized net income in any of our previous fiscal years.

    We currently expect that our access to funds under the equity line of credit will enhance our ability to meet the Nasdaq net tangible asset criteria. Nonetheless, we cannot ensure that we will be able to meet Nasdaq's maintenance criteria. Also, the minimum daily trading price for our common stock has exceeded $1.00 per share for the twelve months ending December 31, 2000. If the market capitalization of Calypte remains constant, a 19.9% increase in the number of our common shares through sales under the equity line of credit could cause the corresponding price of our shares to trade closer to or below the maintenance criteria.

    The ability of our stockholders to sell their shares into an active trading market could be significantly impaired if we fail to meet the maintenance criteria and are removed from the Nasdaq SmallCap Market. In that case, our common stock would trade on either the OTC bulletin board, a regional exchange or in the pink sheets, which would likely result in an even more limited trading volume. In addition, we would no longer meet one of the conditions that must be satisfied before TIL is obligated to purchase our shares pursuant to the equity line of credit. In such an event, we might have to seek alternate sources of financing.

    THE PRICE OF THE COMPANY'S COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO AFFECT THE PRICE OF ITS STOCK.

    The Company's common stock has traded as low as $1.00 per share and as high as $7.25 per share in the twelve months ending December 31, 2000. Some of the factors leading to this volatility include:

    - price and volume fluctuations in the stock market at large which do not relate to the Company's operating performance;

    - fluctuations in the Company's operating results;

    - announcements of technological innovations or new products which we or the Company's competitors make;

    - FDA and international regulatory actions;

    - availability of reimbursement for use of the Company products from private health insurers, governmental health administration authorities and other third-party payors;

    - developments with respect to patents or proprietary rights;

    - public concern as to the safety of products that we or others develop;

    - changes in health care policy in the United States or abroad;

    - changes in stock market analysts' recommendations regarding the Company,

    - other medical products companies or the medical product industry generally; and

    - fluctuations in market demand for and supply of the Company's products.

    THE COMPANY AND THE PRICE OF ITS STOCK MAY BE ADVERSELY AFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE.

    All outstanding shares of the Company's common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of its common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

    THE ISSUANCE OF STOCK PURSUANT TO THE EQUITY LINE OF CREDIT AND THE CONVERTIBLE DEBENTURES MAY SUBSTANTIALLY DILUTE THE INTERESTS OF OTHER SECURITY HOLDERS.

    The shares issuable to TIL pursuant to the equity line of credit will be issued at a 5% discount to the average daily price of the Company's common stock. Accordingly, the shares of common stock then outstanding will be diluted. Depending on the price per share of the Company's common stock during the twelve month period of the equity line of credit, the Company may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of the Company's common stock.

    In addition, the holder(s) of the Company's convertible debenture(s) may elect to convert the debenture(s) into shares of the Company's common stock at any time at a discount of 5% to the average daily price of the Company's common stock as of the issuance of the debenture(s). If the Company fails to redeem the debenture(s) when due, the discount increases to 15% as of the time of conversion.

    THE COMPANY CANNOT DETERMINE THE PRECISE AMOUNT BY WHICH THE INTERESTS OF OTHER SECURITY HOLDERS WILL BE DILUTED BY DRAW DOWNS UNDER THE EQUITY LINE OF CREDIT AND THE POSSIBLE CONVERSION OF THE CONVERTIBLE DEBENTURE(S) BECAUSE THE COMPANY'S DECISIONS ON THE NUMBER, SIZE AND THE TIMING OF DRAW DOWNS AND THE MINIMUM THRESHOLD PRICE FOR EACH DRAW DOWN AND THE POSSIBLE CONVERSION OF CONVERTIBLE DEBENTURE(S) DEPENDS UPON A NUMBER OF FACTORS.

    The Company has substantial discretion over the number, size and timing of the draw downs that it will make under the equity line of credit. In addition, at the time the Company makes each draw down request, it has the right to limit the amount of dilution that will occur by setting a minimum threshold price below which shares may not be sold in that draw down. However, if the Company sets the minimum threshold price at a level high enough to limit the sale of its shares, the amount of funds it can raise in that draw down will also be reduced. Some of the factors that we will consider in determining the size and amount of each draw down and the minimum threshold price are:

    - the Company's short-term and long-term operating capital requirements;

    - the Company's actual and projected revenues and expenses;

    - the Company's assessment of general market and economic conditions;

    - the Company's assessment of risks and opportunities in its targeted markets;

    - the availability and cost of alternative sources of financing; and

    - the trading price of the Company's common stock and its expectations with respect to its future trading price.

    The Company's discretion with respect to the number, size and timing of each draw down request is also subject to a number of contractual limitations.

    In addition, the holder(s) of the convertible debenture(s) may elect to convert the debenture(s) at any time. The conversion price of the debenture(s) will also decrease if the debenture(s) are not redeemed when due.

    THE COMPANY CANNOT DETERMINE THE PRECISE AMOUNT BY WHICH THE INTERESTS OF OTHER SECURITY HOLDERS WILL BE DILUTED BY ITS SALES UNDER THE EQUITY LINE OF CREDIT BECAUSE THE NUMBER OF SHARES THE COMPANY WILL SELL DEPENDS UPON THE TRADING PRICE OF THE SHARES DURING EACH DRAW DOWN PERIOD.

    The number of shares that the Company will sell is directly related to the trading price of its common stock during each draw down period. As the price of the Company's common stock decreases, and if the Company decides to draw down on the equity line of credit, it will be required to issue more shares of our common stock for any given dollar amount invested by TIL. Contractually, the Company can sell up to 5,085,018 shares of our common stock under the equity line of credit without seeking stockholder approval to sell additional shares. Our common stock has traded as low as $1.00 per share and as high as $7.25 per share during the twelve-month period ending December 31, 2000. If the daily weighted average price of the Company's stock throughout each draw down period is less than $5.00 per share and the Company chose to draw down the maximum amount of funds possible under the equity line of credit, it could sell up to the 5,085,018 shares available without stockholder approval. The Company's decision on whether to seek stockholder approval to make additional draw downs under the equity line of credit after it reaches the contractual limit would depend upon the factors described in the preceding risk factor. If the daily weighted average price of the Company's stock throughout each draw down period equals or exceeds $5.00 per share, and the Company chooses to draw down the maximum amount of funds available under the equity line of credit, it would sell less than the maximum number of shares available without stockholder approval. For instance, if the daily weighted average sale price is $6.00 per share, the Company could sell up to 4,166,166 shares before drawing down the entire
$25 million available under the equity line of credit.

    THE SALE OF MATERIAL AMOUNTS OF THE COMPANY'S COMMON STOCK COULD REDUCE THE PRICE OF ITS COMMON STOCK AND ENCOURAGE SHORT SALES.

    As the Company sells shares of its common stock to TIL pursuant to the equity line of credit and then TIL sells the common stock, the Company's common stock price may decrease due to the additional shares in the market. The price may also decrease if the holder(s) of the convertible debenture(s) elect to convert the debentures into common stock and to sell the common stock. As the price of our common stock decreases, and if the Company decides to draw down on the equity line of credit, it will be required to issue more shares of its common stock for any given dollar amount invested by TIL, subject to a designated minimum threshold price specified by us. This may encourage short sales, which could place further downward pressure on the price of the Company's common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income received from investments without significantly increasing risk. Some of the securities that the Company may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if the Company purchases a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk in the future, the Company intends to maintain its portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, the Company neither had any holdings of derivative financial or commodity instruments, nor any foreign currency denominated transactions, and all of its cash and cash equivalents were in money market and checking funds.

    The Company had a term loan outstanding at December 31, 2000, which is carried at cost (see Note 7 to the Consolidated Financial Statements) with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $5,000. In January 2001 the Company repaid the outstanding balance and the term loan terminated.

    The Company's Series A redeemable preferred stock is carried at its redemption value which approximates fair value and it is not subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements are included on pages F-1 through F-29 of this Annual Report on Form 10-K.

    The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 2000 and 1999. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-29 of this Annual Report on Form 10-K.

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

                   HISTORICAL QUARTERLY RESULTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                RESTATED**
                                                           FIRST      SECOND      THIRD       FOURTH
YEAR ENDED DECEMBER 31, 2000                              QUARTER    QUARTER     QUARTER     QUARTER
----------------------------                              --------   --------   ----------   --------
Total revenue...........................................  $ 1,098    $   787      $   835    $   576
Operating expenses......................................    3,270      4,092        3,999      4,352
Interest income (expense) and other income..............       (3)       100           61         17
Income taxes............................................       (2)        --           --         --
Dividend on mandatorily redeemable Series A preferred
  stock.................................................      (30)       (30)         (30)       (30)
                                                          =======    =======      =======    =======
Net loss attributable to common stockholders............  $(2,207)   $(3,235)     $(3,133)   $(3,789)
                                                          =======    =======      =======    =======
Net loss per share attributable to common
  stockholders*.........................................  $ (0.11)   $ (0.13)     $ (0.13)   $ (0.15)
                                                          =======    =======      =======    =======

                                                            FIRST      SECOND     THIRD      FOURTH
YEAR ENDED DECEMBER 31, 1999                               QUARTER    QUARTER    QUARTER    QUARTER
----------------------------                               --------   --------   --------   --------
Total revenue............................................  $   834    $   914    $ 1,077    $   903
Operating expenses.......................................    3,787      3,248      3,447      3,443
Interest income (expense) and other income...............       29         69         45         30
Income taxes.............................................       (2)        --         --         --
Dividend on mandatorily redeemable Series A preferred
  stock..................................................      (30)       (30)       (30)       (30)
                                                           =======    =======    =======    =======
Net loss attributable to common stockholders.............  $(2,956)   $(2,295)   $(2,355)   $(2,540)
                                                           =======    =======    =======    =======
Net loss per share attributable to common
  stockholders*..........................................  $ (0.18)   $ (0.11)   $ (0.12)   $ (0.12)
                                                           =======    =======    =======    =======

------------------------

* The sum of earnings per share for the four quarters is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

** The Company's third quarter 2000 results have been restated to reflect adjustments found in its annual audit. Total revenue, operating expenses, net loss attributable to common stockholders and net loss per share attributable to common stockholders as previously reported were $1,077,000, $4,167,000, $3,059,000 and $0.12, respectively.

    During the quarter ended September 30, 2000, the Company recognized $242,000 in product sales revenue which related to transactions with two customers. Upon further review of the transactions, it was determined that one transaction in the amount of $86,000 should be recognized in the Company's December 31, 2000 quarter and a second transaction in the amount of $156,000 should be recognized in 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers and directors of the Company as of February 28, 2000:

NAME                                             AGE                          POSITION
----                                           --------   ------------------------------------------------
David E. Collins(3)(4).......................     66      Chairman of the Board of Directors

Nancy E. Katz(5).............................     41      President, Chief Executive Officer, Chief
                                                          Financial Officer and Member of the Board of
                                                          Directors

William A. Boeger(5).........................     51      Member of the Board of Directors

Howard B. Urnovitz, Ph.D(5)..................     47      Chief Science Officer and Member of the Board of
                                                          Directors

John J. DiPietro (1)(4)......................     42      Member of the Board of Directors

Paul Freiman(1)(2)(3)........................     66      Member of the Board of Directors

Julius R. Krevans, M.D.(1)(2)(4)(5)..........     76      Member of the Board of Directors

Mark Novitch, M.D.(1)(2)(3)(4)...............     68      Member of the Board of Directors

Zafar Randawa, Ph.D(5).......................     53      Member of the Board of Directors

Claudie Williams(2)(3).......................     50      Member of the Board of Directors

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating Committee

(4) Member of the Compliance Committee

(5) Member of the Technology Committee

    DAVID E. COLLINS was elected as the Company's Chairman of the Board in June 2000. He served as the Company's Vice Chairman of the Board of Directors from December 1997 until June 2000, and has been a member of the Board of Directors since December 1995. From October 1999 until June 2000 he also served as the Company's Chief Executive Officer. From September 1989 until September 1994 he served as Executive Vice President with Schering-Plough Corporation, a pharmaceutical company, and President of the HealthCare Products division, responsible for all over-the-counter ("OTC") and consumer health care products. From February 1988 to August 1989, he was a founding partner of Galen Partners, a venture capital firm. From July 1962 to February 1988, he held several positions at Johnson & Johnson, including Vice Chairman of the Board of Directors for Public Affairs & Planning and Vice Chairman for the Executive Committee & Chairman of the Consumer Sector. Mr. Collins is also a member of the Board of Directors of Ista Pharmaceutical, Inc., a public company, and Lander, Inc., Advanced Corneal Systems, Inc., Beansprout Networks, Inc., and Claneil Enterprises, Inc., all private companies. Mr. Collins received his L.L.B. at Harvard Law School and his B.A. at the University of Notre Dame.

    NANCY E. KATZ was elected the Company's President, Chief Executive Officer and Chief Financial Officer in June 2000. From October 1999 until June 2000 she was President, Chief Operating Officer and Chief Financial Officer of the Company. She has also been a member of the Board since October 1999. Prior to joining Calypte, Ms. Katz served as president of Zila Pharm Inc., a prescription and non-prescription oral health care products company. From 1995 to 1998, Ms. Katz led sales and marketing efforts for LifeScan, the diabetes testing division of Johnson & Johnson. Ms. Katz also served as vice president of U.S. marketing, directing LifeScan's marketing and customer call center departments. During her seven-year career at Schering-Plough Healthcare Products from 1987 to 1994, she held numerous positions including senior director, and general manager, marketing director, Footcare New Products, and product director, OTC New Products. Ms. Katz also held various product management positions at Whitehall Laboratories, a division of American Home Products, from 1981 to 1987. Ms. Katz is a member of the Board of Directors of Neoprobe Corporation and Pepgen Corporation, a company in which Calypte has a minority interest. Ms. Katz received her B.A. from the University of South Florida.

    WILLIAM A. BOEGER has served as a member of the Board since January 1994. He is currently serving as a consultant to the Company under the terms of an agreement extending through October 2001. From January 1994 until
September 1995, and from December 1997 until October 1999, Mr. Boeger also served as the Company's President and Chief Executive Officer and as its Chairman of the Board from January 1994 until June 2000. Mr. Boeger has been a director of the Company since 1991. He is a founder and Managing General Partner of Quest Ventures, a venture capital partnership. Prior to entering the venture capital field, he worked in research at Harvard Medical School and Peter Bent Brigham Hospital and served on the faculty of the Amos Tuck Business School at Dartmouth College. Along with Dr. Urnovitz, the Company's Chief Science Officer, Mr. Boeger announced the formation of Chronix Biomedical, a commercial company that will focus on novel ways to detect aberrant genes in individuals with chronic diseases in March, 2000. Mr. Boeger also serves on the Board of Directors of IRIDEX Corporation, Cell Pathways, Inc., and several private life-sciences companies and non-profit corporations. Mr. Boeger received his M.B.A. from Harvard Business School and his B.S. from Williams College.

    HOWARD B. URNOVITZ, Ph.D.is the founder of the Company and serves as Chief Science Officer. Prior to founding the Company in 1988, Dr. Urnovitz was a Senior Scientist at the Institute of Cancer Research in San Francisco from 1985 to 1987. He was Director of Molecular and Cellular Engineering at Xoma Corporation, a biotechnology corporation, from 1983 to 1985. Prior to this, he was Director of the Hybridoma Laboratory at the University of Iowa. Along with Mr. Boeger, another member of the Company's Board of Directors, Dr. Urnovitz announced the formation of Chronix Biomedical, a commercial company that will focus on novel ways to detect aberrant genes in individuals with chronic diseases in March, 2000. Dr. Urnovitz is Chairman and Chief Science Officer of Chronix Biomedical. Dr. Urnovitz also serves as Science Director of both Chronic Illness Research Foundation, a non-profit organization that conducts basic research. Dr. Urnovitz received a B.S. in Microbiology and a Ph.D. in Microbiology from the University of Michigan, and completed a post-doctoral study at Washington University.

    JOHN J. DIPIETRO was elected to the Company's Board of Directors in October 1999. He also serves as a consultant to the Company under the terms of a consulting contract extending through September 2001. He is presently the Chief Financial Officer and Vice President--Finance and Administration of TriPath Technology, Inc., a semi-conductor manufacturing company. He had served as the Company's Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary since December 1997. From October 1995 until
December 1997, he served as the Vice President of Finance, Chief Financial Officer and Secretary. Prior to joining the Company, he was Vice President of Finance, Chief Financial Officer and Secretary of Meris Laboratories, Inc., a full service clinical laboratory, from 1991 until 1995. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

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

    JULIUS R. KREVANS, M.D. has served on the Company's Board of Directors since March 1995. Dr. Krevans has been Chancellor Emeritus and Director of International Medical Care at University of California at San Francisco since 1993. From 1982 until 1993, Dr. Krevans served as Chancellor at UCSF, and was Dean of the School of Medicine at UCSF from 1971 until 1982. Prior to this, Dr. Krevans served as Dean for Academic Affairs at John Hopkins University School of Medicine where he also served on the faculty for 18 years and was Professor of Medicine from 1968 until 1971. He is also Chairman of the Board of Directors of Neoprobe Corporation. Dr. Krevans served as a director of Parnassus Pharmaceuticals Incorporated, which was liquidated under Chapter 7 of the Federal Bankruptcy Code in 1995. Dr. Krevans received his M.D. from New York University, College of Medicine and completed a residency in Medicine at John Hopkins University School of Medicine.

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

    CLAUDIE WILLIAMS was elected to the Board was elected to the Company's Board of Directors in April 2000. Ms. Williams is currently Executive Vice President, Mergers and Acquisitions of Claneil Enterprises, Inc., a private holding company. Pursuant to an agreement in April, 2000 by which Trilobite Lakes Corp., a wholly owned subsidiary of Claneil, purchased 1,951,220 shares of Common Stock of Calypte, Ms. Williams was designated by Trilobite to be nominated for election to the Calypte Board of Directors. Prior to joining Claneil in January 2000, Ms. Williams spent 24 years with Johnson & Johnson, Inc., where she worked in both the pharmaceutical and consumer products businesses. From 1975 to 1992, Ms. Williams worked with McNeil Pharmaceutical, a Johnson & Johnson company, where she held a variety of positions in domestic and international marketing and sales. She served as Vice President of Product Management and as a member of the Management Board from 1988 to 1992. From 1992 to 1999, Ms. Williams held various marketing and business development positions with Johnson & Johnson Worldwide Consumer Franchises. From 1997 to 1998, she served as Vice President, General Manager of the Rx-to OTC Skincare Business Unit at Johnson & Johnson Consumer products and was a member of the operating company's Management Board. Ms. Williams received her B.A. degree from the University of California at Irvine.

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

    The Company believes that during fiscal year 2000, all the Reporting Persons complied with all applicable filing requirements subject to the following exceptions: Mr. Boeger had one late filing of a report on Form 4 with respect to a stock option exercise and sale. Dr. Urnovitz had one late filing of a report on Form 4 with respect to a stock sale.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    The Company's directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board meetings. Under the Company's 1995 Director Option Plan, non-employee directors of the Company are eligible to receive grants of options to purchase shares of Common Stock.

    The Company's Board of Directors adopted the Director Option Plan in December 1995 and the stockholders approved it in 1996. It was most recently amended at the Company's June 2000 Annual Stockholders' Meeting. Under the Director Option Plan, the Company has reserved 850,000 shares of common stock for issuance to the directors of the Company pursuant to nonstatutory stock options. The Company's Board of Directors determines the number of shares of the Company's stock that will be granted each year to newly-elected and re-elected directors. Options may be granted under this plan to non-employee directors or directors who also serve as consultants of the Company. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company's common stock on the date such option was granted. Each grant under the plan will vest monthly over the twelve month period commencing with the director's date of election or re-election, provided that the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than one year after the date of the grant. The plan shall be in effect for a term of ten years unless sooner terminated under the Director Option Plan.

    There were 101,500 Common Stock options granted in 2000 under the Director Option Plan.

EXECUTIVE COMPENSATION

    The following table sets forth certain compensation awarded or paid by the Company during the years ended December 31, 2000, 1999 and 1998 to its Chief Executive Officer and each of the other executive officers of the Company (collectively, the "Named Executive Officers"). The compensation table excludes other compensation in the form of perquisites and other personal benefits that constitute the lesser of $50,000 or 10% of the total salary and bonus earned by each of the named Executive Officers in each fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION        ALL OTHER
                                                                     SECURITIES UNDERLYING OPTIONS   COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR     SALARY ($)   BONUS ($)            GRANTED (1)                ($)
---------------------------      --------   ----------   ---------   -----------------------------   ------------
David E. Collins(2)............    2000        65,750(3)       0                 82,000(4)               3,750(5)
Chairman of the Board of           1999        26,500(3)       0                170,000(6)               7,083(7)
  Directors, Former Chief          1998             0          0                  3,000(8)               5,000(9)
  Executive Officer

Nancy E. Katz(10)..............    2000       240,962     98,775(11)            300,000                      0
President, Chief Executive         1999        42,308          0                450,000                      0
  Officer, Chief Financial
  Officer and Member of the
  Board of Directors

------------------------

 (1) All figures in this column represent options to purchase the Company's common stock.

 (2) Mr. Collins was elected Chairman of the Board in June 2000. He served as Vice Chairman of the Board of Directors from December 1997 through May 2000 and as member of the Board of Directors since December 1995. Mr. Collins also served as Chief Executive Officer from October 1999 to June 2000.

 (3) Represents amounts paid pursuant to the October 1999 Consulting Agreement between Mr. Collins and the Company.

 (4) Reflects option grant for 12,000 shares for service as a Director of the Company, option grant for 20,000 shares for service as Chairman of the Board of Directors of the Company, and an option grant for 50,000 shares made upon cancellation of certain options previously granted.

 (5) Represents Directors fees for services rendered in 1999 and 2000.

 (6) Reflects option grant for 150,000 shares under the terms of the October 1999 Consulting Agreement between Mr. Collins and the Company and an option grant for 20,000 shares pursuant to service as a Director of the Company.

 (7) Represents $7,083 in Director's fees for services rendered in 1998 and 1999.

 (8) Option grant made pursuant to service as a Director of the Company.

 (9) Represents Directors fees.

 (10) Ms. Katz has served as President, Chief Executive Officer, and Chief Financial Officer since June 2000. She joined the Company in October 1999 as President, Chief Operating Officer, and Chief Financial Officer.

 (11) Represents stock bonus of 25,000 shares valued at $50,000 plus gross-up for payment of income taxes.

    The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2000:

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                 NUMBER OF      PERCENT OF                               ANNUAL RATES OF STOCK
                                 SECURITIES   TOTAL OPTIONS                             PRICE APPRECIATION FOR
                                 UNDERLYING     GRANTED TO     EXERCISE                     OPTION TERM(3)
                                  OPTIONS      EMPLOYEES IN      PRICE     EXPIRATION   -----------------------
NAME                              GRANTED     FISCAL YEAR(1)   ($/SH)(2)      DATE       5%($)          10%($)
----                             ----------   --------------   ---------   ----------   --------       --------
David E. Collins...............    50,000(4)       2.82%        4.0000(4)    4/19/10    125,779        318,748
                                   12,000(5)       0.68%        2.4375       6/13/10     18,395         46,617
                                   20,000(6)       1.13%        2.4375       6/13/10     19,653         49,804
Nancy E. Katz..................   300,000(7)      16.89%        2.0000       10/3/10    377,337        956,245

------------------------

(1) Based on the aggregate of 469,800 options granted under the Company's 1991 Incentive Stock Plan and 1,270,000 options granted under the Company's 2000 Equity Incentive Plan to employees and consultants to the Company and 36,000 options granted to Consultant Directors under the Company's 1995 Director Option Plan during the year ended December 31, 2000, including the Named Executive Officers.

(2) The exercise price was based on the closing price of the stock on the date of grant on the NASDAQ Smallcap Market, except as otherwise indicated.

(3) The assumed 5% and 10% compound rates of annual stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices. Assuming a ten-year option term, annual compounding results in total appreciation of 62.9% (at 5% per year) and 159.4% (at 10% per year).

(4) Represents replacement option grant for 50,000 shares pursuant to Consulting Agreement between Mr. Collins and the Company. The original option grant was cancelled in October 1999. Options for all 50,000 shares were immediately exercisable upon the grant date, April 19, 2000. The options expire ten years from the date of grant. The option price was unchanged from that of the original 1997 grant.

(5) Options granted under the Director Option Plan become exercisable at the rate of 1,000 shares per month beginning July 13, 2000, continuing at that rate on each monthly anniversary thereafter through the earlier of June 13, 2000, or the date of the next stockholders' meeting, at which time all unvested options will vest. The options expire ten years from the date of grant. The grant was made pursuant to service as a Director of the Company.

(6) Options vest at the rate of 3,334 shares on the six month anniversary of the June 13, 2000 grant date and at 595 shares per month for the following
    30 months. The options expire ten years from the date of grant. The grant was made pursuant to service as the Chairman of the Board of the Company.

(7) Options for 100,000 shares were inadvertently exercisable on the grant date, October 3, 2000. Options for an additional 100,000 shares become exercisable on the first anniversary of the grant date and options for the remaining 100,000 shares become exercisable on the second anniversary of the grant date. The options expire ten years from the date of grant.

    The following table sets forth information concerning option exercises for the year ended December 31, 2000, with respect to each of the Named Executive Officers.

                      AGGREGATED OPTION EXERCISES IN 2000
                      AND DECEMBER 31, 2000 OPTION VALUES

                                                                  NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-THE-
                                                                UNDERLYING UNEXERCISABLE        MONEY OPTIONS AT FISCAL
                                  SHARES                           OPTIONS AT FISCAL                  YEAR END ($)
                               ACQUIRED ON       VALUE                YEAR END (#)                   (EXERCISABLE/
NAME                           EXERCISE (#)   REALIZED ($)   (EXERCISABLE/UNEXERCISABLE)(1)       UNEXERCISABLE)(1)(2)
----                           ------------   ------------   ------------------------------   ----------------------------
David E. Collins.............      55,750        50,732                     100,000/0                      26,570/0
Nancy E. Katz................      32,052        40,065               267,963/149,985                 71,198/39,851

------------------------

(1) Reflects in-the-money options granted under the 1991 Incentive Stock Plan.

(2) Value realized and value of unexercised in-the-money options is based on a value of $1.0469 per share of the Company's Common Stock, the closing price on December 31, 2000 as quoted on the NASDAQ Smallcap Market. Amounts reflect such fair market value minus the exercise price multiplied by the number of shares to be acquired on exercise and do not indicate that the optionee actually sold such stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees of the Company and administers various incentive compensation and benefit plans. The Compensation Committee consists of Mr. Freiman, Dr. Krevans, Dr. Novitch and Ms. Williams.

EMPLOYMENT AGREEMENTS

    In October 1999, the Company entered into an employment agreement with Nancy
E. Katz as the President, Chief Operating Officer, and Chief Financial Officer of the Company, which provides for an annual salary of $220,000. In addition, Ms. Katz was granted 450,000 stock options, 150,000 of which vested immediately and the balance of which vest over 24 months. Ms. Katz is also entitled to a bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors. In the event Ms. Katz' employment is terminated by the Company other than for cause, she will receive her base salary for twelve months. In the event of a change in control, any unvested stock options will become fully vested. The agreement remained in effect following the election of Ms. Katz as Chief Executive Officer in June 2000.

    In October 1999, the Company entered into a consulting agreement with David
E. Collins, Vice-Chairman of the Board of Directors, to serve as Chief Executive Officer effective from October 1999 through October 2000. Following the election of Ms. Katz as Chief Executive Officer in June 2000, Mr. Collins continued to provide services under the agreement as Chairman of the Board of the Company. Under the terms of the agreement, Mr. Collins receives compensation of $1,000 for each day devoted to the Company's business and was granted options to purchase 150,000 shares of the Company's stock. In turn, Mr. Collins committed to spending at least of five days per month on Company business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Except as set forth in the footnotes to this table, the following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of February 28, 2001 for (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock,

(ii) each of the Company's directors, (iii) each Named Executive Officer and
(iv) all directors and executive officers of the Company as a group.

                                                                 SHARES
                                                              BENEFICIALLY     % OF
5% STOCKHOLDERS, DIRECTORS AND OFFICERS(1)                       OWNED        TOTAL
------------------------------------------                    ------------   --------
Trilobite Lakes Corp.(2) ...................................   2,068,720(3)    7.99%
  Silverside Carr Executive Center, Suite 14
  501 Silverside Road
  Wilmington, DE 19809
Otsuka Pharmaceutical Co., Ltd.(4) .........................   1,333,481       5.17%
  463-10 Kagsuno
  Kawauchi-cho
  Tokoshima Japan
Zafar Randawa, Ph.D.(5).....................................   1,333,481       5.17%
William A. Boeger(6)........................................     888,682       3.39%
David E. Collins(7).........................................   2,410,912       9.28%
Nancy E. Katz(8)............................................     428,534       1.64%
Howard B. Urnovitz, Ph.D.(9)................................      62,499          *
John DiPietro(10)...........................................     202,348          *
Mark Novitch, M.D.(11)......................................      67,000          *
Paul Freiman(12)............................................      92,000          *
Julius Krevans, M.D.(13)....................................      52,000          *
Claudie E. Williams(14).....................................   2,068,720       7.99%
All directors and executive officers as a group (10            5,537,456      20.31%
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

 (2) This information was obtained from the Form 13D filing of Claneil Enterprises, Inc., an affiliate of Trilobite, dated March 14, 2000. David
     E. Collins, the Chairman of the Board of Calypte serves on the Board of Directors of Claneil Enterprises, Inc. and is a member of Claneil's Compensation Committee.

 (3) Includes 100,000 shares issuable pursuant to a warrant for the purchase of common stock and 17,500 shares subject to options exercisable within 60 days.

 (4) Includes 40,334 shares subject to options exercisable within 60 days.

 (5) Includes 40,334 shares subject to options exercisable within 60 days.
     Dr. Randawa is a director of the Company and an affiliate of Otsuka Pharmaceutical Co., Ltd. All shares listed are held by Otsuka. Dr. Randawa disclaims beneficial ownership of the shares except to the extent of his affiliation with Otsuka.

 (6) Includes 67,303 shares subject to options exercisable within 60 days owned by entities affiliated with Quest Ventures LP of which Mr. Boeger is a partner. Mr. Boeger disclaims beneficial ownership of all shares held by Quest Ventures except to the extent of his actual pecuniary ownership. Also includes 385,000 shares subject to options exercisable within 60 days owned by Mr. Boeger.

 (7) Includes 102,806 shares subject to options exercisable within 60 days. Includes 2,068,720 shares held by Trilobite Lakes Corp. Claneil Enterprises, Inc. is an affiliate of Trilobite Lakes Corp. and Mr. Collins is a member of the Board of Directors of Claneil Enterprises, Inc.
     Mr. Collins disclaims beneficial ownership of these shares except to the extent of his affiliation with Claneil. Mr. Collins has abstained in the past and intends to abstain in the future from participating when matters involving these shares are addressed by the Board of Directors of Claneil Enterprises, Inc.

 (8) Includes 367,963 shares subject to options exercisable within 60 days.

 (9) Includes 29,166 shares subject to warrants exercisable within 60 days.

 (10) Includes 195,000 shares subject to options exercisable within 60 days.

 (11) Includes 67,000 shares subject to options exercisable within 60 days.

 (12) Includes 92,000 shares subject to options exercisable within 60 days.

 (13) Includes 38,000 shares subject to options exercisable within 60 days.

 (14) Includes 2,068,720 shares held by Trilobite Lakes Corp. Ms. Williams is the designated nominee of Trilobite Lakes Corp. a wholly-owned subsidiary of Claneil Enterprises, Inc. Ms. Williams is Executive Vice President, Mergers and Acquisitions, of Claneil Enterprises, Inc. She disclaims beneficial ownership of these shares except to the extent of her affiliation with Claneil.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1997, in recognition of a Technology Rights Agreement entered into between the Company and Dr. Urnovitz, the Company partially funded the expenses of the Chronic Illness Research Foundation, a research foundation started by Dr. Urnovitz with which Mr. Boeger is also affiliated. The Company entered into a loan agreement with Dr. Urnovitz to repay such funding to the Company and to limit the funding to a maximum of $165,000. The loan was evidenced by a promissory note and is secured by Dr. Urnovitz's stock options to purchase common stock with a market value of 200% of the outstanding loan balance. The interest on the outstanding principal balance of the loan was a variable rate of the prime rate plus 1%. The principal amount and all accrued interest was originally due on December 1, 1997 but was extended through December 31, 1999. The Company's Board of Directors subsequently extended the due date of the note to June 12, 2000. Dr. Urnovitz repaid the loan and all accrued interest on September 12, 2000. The Technology Rights Agreement gives the Company the first right of refusal for ten years of an exclusive, worldwide license to practice, make or have made, use, sell, distribute and license to others any invention or discovery related to urine-based diagnostics made by Dr. Urnovitz in exchange for a one-time cash payment and the payment of royalties.

    In March 2000, Calypte agreed to sell 4,096,000 shares of Common Stock to institutional investors in a private placement at $2.05 per share. 1,951,220 of the shares were sold to Trilobite Lakes Corporation ("Trilobite"). Trilobite is an affiliate of Claneil Enterprises, Inc. David Collins, the Chairman of the Board of Calypte serves on the Board of Directors of Claneil and is a member of Claneil's Compensation Committee. Pursuant to the Common Stock Purchase Agreement dated March 2, 2000, Claudie Williams, a representative designated by Trilobite was elected to Calypte's Board of Directors. The Calypte Board will nominate a representative selected by Trilobite for election to the Calypte Board for so long as Trilobite holds one-half of the shares it acquired through the Common Stock Purchase Agreement. In connection with the private placement, Trilobite extended a $1 million line of credit to Calypte and Calypte issued a warrant for the purchase of 100,000 shares of its common stock at $3.62 per share. The line of credit converted into shares of common stock of Calypte upon the closing of the stock purchase.

    In March 2000, Calypte announced that William Boeger, a member of its Board and Howard Urnovitz, its founder, Chief Scientific Officer and also a member of its Board, had established a commercial company named Chronix Biomedical that will focus on novel ways to detect aberrant genes in individuals with chronic diseases. Chronix will be financed independently of Calypte and Calypte will not have an equity interest in Chronix. Calypte will have a right of first refusal to license any urine-based diagnostic tests that result from Dr. Urnovitz's work, as well as from Chronix' research efforts, pursuant to Technology Rights Agreements which Calypte has with Dr. Urnovitz and with Chronix. Such Technology Rights Agreements expire on March 1, 2007 unless otherwise agreed in writing by Calypte with the relevant licensor. Under such Technology Rights Agreements, Calypte will have a period of time, after disclosure to Calypte by Dr. Urnovitz or Chronix, as the case may be, of the relevant developed technology, to license such technology on an exclusive, worldwide basis in perpetuity; in exchange for a license fee equal to the direct cost of the relevant licensor in developing such technology, plus a running royalty equal to 5% of Calypte's net sales of products and services using such licensed technology.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Certain Documents Filed as Part of the Form 10-K

    1.  Financial Statements

    2.  Financial Statement Schedules

    The following financial statement schedule of Calypte Biomedical Corporation for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Calypte Biomedical Corporation.

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

3.3          Bylaws of the Registrant, as amended on April 19, 2000.

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

10.51##      Non-Exclusive Patent and License Agreement between the
             Registrant and Public Health Service, dated June 30, 1999

10.52##      Distribution Agreement between the Registrant and
             Carter-Wallace, Inc., dated as of September 9,1999

10.53##      Letter Agreement between the Registrant and John J.
             DiPietro, dated as of September 17, 1999

10.54##      Consulting Agreement between the Registrant and John J.
             DiPietro, dated as of September 17, 1999

10.55****    Master Lease Agreement between Aquila Biopharmaceuticals,
             Inc., Landlord, and Biomerieux Vitek, Inc., Tenant, dated as of October 22, 1996

10.56****    First Amendment to Lease between Aquila Biopharmaceuticals,
             Inc. Landlord, and Biomerieux Vitek, Inc., Tenant, dated
             October 2, 1997

10.57****    Sublease Agreement between Registrant and Cambridge Biotech
             Corporation, assignee of Biomerieux, Inc. dated as of
             December 17, 1998

10.58****    Sublease Agreement between Registrant and Cambridge Biotech
             Corporation, sublessee of DynCorp, dated as of December 17,
             1998

10.59****    Lease Extension Agreement between the Registrant and Charles
             A. Grant and Mark Greenberg, dated October 12, 1999

10.60****    Consulting Agreement between the Registrant and William A.
             Boeger dated as of October 18, 1999

10.61****    Consulting Agreement between the Registrant and David
             Collins dated as of October 18, 1999

10.62****    Employment Agreement between the Registrant and Nancy E.
             Katz, dated as of October 18, 1999

10.63****    Letter of Intent re Modification of Distribution Agreement
             between Registrant and Otsuka Pharmaceutical Co., Ltd. dated as of December 10, 1998

10.64###     Loan Modification Agreement between Registrant and Silicon
             Valley Bank dated as of November 15, 1999.

10.65###     Loan Modification Agreement between Registrant and Silicon
             Valley Bank dated as of January 30, 2000.

10.66###     Restated Technology Rights Agreement between Registrant and
             Howard B. Urnovitz, Ph.D. dated as of March 1, 2000.

10.67###     Technology Rights Agreement between Registrant and Chronix
             Biomedical dated as of March 1, 2000.

10.68+###    Exclusive Independent Contractor Agreement for Project
             Sentinel between Clinical Reference Laboratory, Inc. and
             Registrant dated as of January 21, 2000.

10.69+####   Distribution Agreement between the Registrant and American
             Edge Medical, dated as of May 1, 2000.

10.70+####   Distribution Agreement between the Registrant and Biobras
             S.A., dated as of May 11, 2000.

10.71+####   Distribution Agreement between the Registrant and Beijing
             Hua Ai Science and Technology Development Co. Ltd, dated as of May 16, 2000.

10.72####    Loan Modification Agreement between the Registrant and
             Silicon Valley Bank, dated as of May 24, 2000.

10.73+####   Fourth Amendment to the License Agreement between the
             Registrant and New York University, dated as of June 1,
             2000.

10.74####    2000 Equity Incentive Plan.

10.75####    Lease Extension Agreement between the Registrant and
             Charles A. Grant and Mark Greenberg, dated June 26, 2000.

10.76####    Secured Promissory Note between the Registrant and
             Howard B. Urnovitz, dated June 30, 2000.

10.77+#####  Temporary Distribution Agreement between the Registrant and
             American Edge Medical Company effective August 1, 2000.

10.78#####   Extension of Consulting Agreement between Registrant and
             John DiPietro effective as of September 17, 2000.

10.79+++++   Convertible Debentures and Warrants Purchase Agreement
             between the Registrant and AMRO International, S.A. dated
             January 22, 2001.

10.80        Extension of Consulting Agreement between the Registrant and
             William A. Boeger dated as of October 19, 2000.

10.81        Second Amendment to Employment Agreement between the
             Registrant and Howard B. Urnovitz dated October 31, 2000.

10.82        Consulting Agreement between the Registrant and David
             Collins dated as of October 19, 2000.

10.83+       Agreement between the Registrant and Carter-Wallace, Inc.
             dated December 12, 2000.

10.84+++++   Stock Purchase Warrant to purchase common stock dated
             January 24, 2001 issued to TIL.

10.85+++++   Common Stock Purchase Agreement between Calypte and TIL
             dated November 2, 2000.

10.86+++++   Registration Rights Agreement between Calypte and TIL dated
             November 2, 2000.

10.87+++++   Escrow Agreement among Calypte, TIL and Epstein, Becker &
             Green, P.C. dated November 2, 2000.

10.88+++++   Amendment to Common Stock Purchase Agreement between Calypte and TIL dated January 24, 2001.

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

^ Confidential treatment has been granted as to certain portions of this exhibit
** Incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 28, 1997
*** Incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 25, 1998
**** Incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 25, 1999
^^ Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 12, 1998
^^^ Incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated January 4, 1999
^^^^ Incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated December 16, 1998
# Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 15, 1999
## Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated November 15, 1999
***** Incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.
+ Confidential treatment has been granted as to certain portions of this exhibit.
++ Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 12, 1998.
+++ Incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated January 4, 1999.
++++ Incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated December 16, 1998.
+++++ Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File
       No. 333-54316) filed on January 25, 2001, as amended on February 9, 2001.
### Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 12, 2000.
#### Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.
##### Incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated November 7, 2000.

------------------------

    (b) Reports on Form 8-K

    None

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

Consolidated Statements of Cash Flows.......................    F-8

Notes to Consolidated Financial Statements..................    F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Calypte Biomedical Corporation:

    We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypte Biomedical Corporation and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

                                            KPMG LLP

San Francisco, California
February 23, 2001

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $    723   $  2,652
  Restricted cash...........................................       480         --
  Securities available for sale.............................        --        503
  Accounts receivable, net of allowance of $35 at
    December 31, 2000 and 1999..............................       374        583
  Inventory.................................................     1,166      1,460
  Notes receivable--officers................................        --        551
  Prepaid expenses..........................................       464        201
  Other current assets......................................         5        110
                                                              --------   --------
    Total current assets....................................     3,212      6,060
Property and equipment, net.................................     1,577      1,543
Intangibles, net............................................        31         42
Other assets................................................       186        176
                                                              --------   --------
                                                              $  5,006   $  7,821
                                                              ========   ========
  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,718   $  1,290
  Accrued expenses..........................................     1,314      1,476
  Note payable..............................................       471        844
  Capital lease obligations--current portion................        84         90
  Deferred revenue..........................................       500        500
                                                              --------   --------
    Total current liabilities...............................     4,087      4,200
Deferred rent obligation....................................        36         25
Capital lease obligations--long-term portion................        78         50
                                                              --------   --------
    Total liabilities.......................................     4,201      4,275
                                                              --------   --------
Mandatorily redeemable Series A preferred stock, $0.001 par
  value; no shares authorized at December 31, 2000 and 1999;
  100,000 shares issued and outstanding at December 31,
  2000 and 1999; aggregate redemption and liquidation value
  of $1,000 plus cumulative dividends.......................     2,336      2,216
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding.............        --         --
  Common stock, $0.001 par value; 50,000,000 and 30,000,000
    shares authorized at December 31, 2000 and 1999,
    respectively; 25,533,064 and 20,425,403 shares issued
    and outstanding as of December 31, 2000 and 1999,
    respectively............................................        26         20
  Additional paid-in capital................................    77,582     68,226
  Deferred compensation.....................................      (114)      (135)
  Accumulated deficit.......................................   (79,025)   (66,781)
                                                              --------   --------
    Total stockholders' equity..............................    (1,531)     1,330
                                                              --------   --------
                                                              $  5,006   $  7,821
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Product sales.............................................  $  3,296   $  3,728   $   951
                                                              --------   --------   -------
    Total revenue...........................................     3,296      3,728       951
                                                              --------   --------   -------

Operating expenses:
  Product costs.............................................     5,891      4,721     1,912
  Research and development..................................     2,254      4,123     3,881
  Selling, general and administrative.......................     7,568      5,081     3,925
                                                              --------   --------   -------
    Total expenses..........................................    15,713     13,925     9,718
                                                              --------   --------   -------
      Loss from operations..................................   (12,417)   (10,197)   (8,767)
Interest income.............................................       289        353       424
Interest expense............................................      (123)      (182)     (116)
Other income................................................         9          2         1
                                                              --------   --------   -------
      Loss before income taxes..............................   (12,242)   (10,024)   (8,458)
Income taxes................................................        (2)        (2)       (2)
                                                              --------   --------   -------
      Net loss..............................................   (12,244)   (10,026)   (8,460)
Less dividend on mandatorily redeemable Series A preferred
  stock.....................................................      (120)      (120)     (120)
                                                              --------   --------   -------
Net loss attributable to common stockholders................   (12,364)  $(10,146)  $(8,580)
                                                              ========   ========   =======
Net loss per share attributable to common stockholders
  (basic and diluted).......................................  $  (0.52)  $  (0.52)  $ (0.64)
                                                              ========   ========   =======
Weighted average shares used to compute net loss per share
  attributable to common stockholders (basic and diluted)...    23,859     19,333    13,432
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            PERIOD FROM DECEMBER 31, 1997 THROUGH DECEMBER 31, 2000

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

            PERIOD FROM DECEMBER 31, 1997 THROUGH DECEMBER 31, 2000

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

                                  (Continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

            PERIOD FROM DECEMBER 31, 1997 THROUGH DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      COMMON     ADDITIONAL                                    TOTAL
                                          COMMON      STOCK       PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                          STOCK     SUBSCRIBED    CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                         --------   ----------   ----------   ------------   -----------   -------------
Balances at December 31, 1999..........    $20         $--        $68,226        $(135)       $(66,781)       $  1,330
Exercise of stock options for 913,527
  shares of common stock...............      2          --            679           --              --             681
Common stock of 39,801 shares issued
  under the Employee Stock Purchase
  Plan.................................     --          --             46           --              --              46
Common stock bonuses of 58,333 shares
  issued under the 2000 Employee
  Incentive Plan.......................     --          --            100           --              --             100
4,096,000 shares of common stock issued
  through a Private Placement                4          --          8,393           --              --           8,397
Cost of issuance of common stock for
  Private Placement....................     --          --            (53)          --              --             (53)
Dividend requirements of mandatorily
  redeemable Series A preferred
  stock................................     --          --           (120)          --              --            (120)
Compensation relating to granting of
  stock options........................     --          --            311         (311)             --              --
Amortization of deferred
  compensation.........................     --          --             --          332              --             332
Net loss...............................     --          --             --           --         (12,244)        (12,244)
                                           ---         ---        -------        -----        --------        --------
Balances at December 31, 2000..........    $26         $--        $77,582        $(114)       $(79,025)       $ (1,531)
                                           ===         ===        =======        =====        ========        ========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(12,244)  $(10,026)  $(8,460)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       563        622       536
    Amortization of deferred compensation...................       332         82       391
    Forgiveness of note receivable from officer.............        96         --        73
    Write-off of note and interest to research and
     development expense....................................        --        890        --
    Common stock bonuses granted............................       100         --        --
    Loss on sale of equipment...............................        11         --        --
    Changes in operating assets and liabilities:
      Accounts receivable...................................       209       (426)      (24)
      Inventory.............................................       294        581      (706)
      Prepaid expenses and other current assets.............      (287)      (133)      (66)
      Other assets..........................................       (10)        32        20
      Accounts payable, accrued expenses and deferred
       revenue..............................................       266        392       767
      Deferred rent obligation..............................        11         (6)       (6)
                                                              --------   --------   -------
        Net cash used in operating activities...............   (10,659)    (7,992)   (7,475)
                                                              --------   --------   -------
Cash flows from investing activities:
  Purchase of equipment.....................................      (528)      (370)     (203)
  Proceeds from sale of equipment...........................        27         --        --
  Notes receivable from officers and employees..............       584        (53)     (332)
  Purchase of securities available for sale.................       (11)    (1,454)   (1,873)
  Sale of securities available for sale.....................       514      1,601     1,223
  Loan to Pepgen............................................        --         --      (768)
                                                              --------   --------   -------
        Net cash provided by (used in) investing
        activities..........................................       586       (276)   (1,953)
                                                              --------   --------   -------
Cash flows from financing activities:
  Proceeds from sale of stock...............................     8,624      7,682       160
  Expenses paid related to sale of stock....................       (53)      (585)       --
  Proceeds from common stock subscribed.....................        --        450     2,652
  Expenses related to subscription of common stock..........        --       (269)      (30)
  Purchase of certain assets of Cambridge Biotech Corp......        --         --      (500)
  Expenses related to purchase of certain assets of
    Cambridge Biotech Corp..................................        --        (68)      (71)
  Cash pledged to bank pursuant to loan agreement...........      (480)        --        --
  Principal payments on notes payable.......................      (623)    (1,406)       --
  Principal payments on capital lease obligations...........       (74)      (255)     (482)
  Proceeds from notes payable...............................       750      2,250        --
                                                              --------   --------   -------
        Net cash provided by financing activities...........     8,144      7,799     1,729
                                                              --------   --------   -------
Net decrease in cash and cash equivalents...................    (1,929)      (469)   (7,699)
Cash and cash equivalents at beginning of period............     2,652      3,121    10,820
                                                              --------   --------   -------
Cash and cash equivalents at end of period..................  $    723   $  2,652   $ 3,121
                                                              ========   ========   =======
Supplemental disclosure of cash flow activities:
  Cash paid for interest....................................  $    117   $    178   $   116
  Cash paid for income taxes................................         2          2         2
Supplemental disclosure of noncash activities:
  Refinance of capital lease obligation.....................        96         82        --
  Acquisition of equipment through obligations under capital
    leases..................................................        --         --        34
  Dividend on mandatorily redeemable Series A preferred
    stock...................................................       120        120       120
  Deferred compensation attributable to stock grants........       311        110         2
  Purchase of certain assets of Cambridge Biotech
    Corporation.............................................        --         --     1,590
  Revaluation of acquisition of certain assets of Cambridge
    Biotech Corporation.....................................        --        293        --
  Conversion of common stock subscribed to common stock.....        --          3        --
  Conversion of note payable to common stock................       500         --        --

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

(1) THE COMPANY

    Calypte Biomedical Corporation ("Calypte" or the "Company") is a public healthcare company dedicated to the development and commercialization of urine-based diagnostic products and services for Human Immunodeficiency Virus Type 1 (HIV-1), sexually transmitted diseases and other infectious diseases. Calypte's products include its screening enzyme immunoassay ("EIA") and supplemental Western Blot tests, the only two FDA-approved HIV-1 antibody tests that can be used on urine samples. The Company believes that accurate, non-invasive urine-based testing methods for HIV and other infectious diseases may make important contributions to public health by helping to foster an environment in which testing may be done safely, economically, and painlessly.

    Calypte commenced operations in 1989 and was incorporated as a Delaware corporation in June 1996, concurrent with the initial public offering of its stock. Prior to March 31, 1998, Calypte was considered a development stage enterprise. On June 1, 1998, the Company ceased being a development stage enterprise when it announced that the FDA approved its urine HIV-1 Western Blot test. That test is used on samples that are repeatedly reactive in the Company's HIV-1 urine antibody screening test. The supplemental test completed the only available urine-based HIV-1 test method. Calypte is headquartered in Alameda, California and manufactures its HIV-1 screening test there. The Company also conducted screening test manufacturing operations at a facility in Berkeley, California through February 2001. The Company manufactures its urine and serum HIV-1 Western Blot and other products at its facilities in Rockville, Maryland. At December 31, 2000, the Berkeley and Rockville manufacturing facilities were FDA approved and the Company was awaiting FDA approval of the Alameda facility. See Note 18.

    In December 1998, Calypte acquired from Cambridge Biotech Corporation certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included the urine and serum HIV-1 Western Blot products, as well as a supplemental test for Human T-Lymphotropic Virus (HTLV) that Calypte continues to market.

    Calypte and its distributors market its products in over 40 countries worldwide. The Company's marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate targeted domestic and international markets. Calypte maintains a small direct sales force to sell its HIV-1 screening test and potential future products to laboratories serving the domestic life insurance market, and has recently expanded its direct sales force to target other selected domestic markets. International markets are addressed utilizing diagnostic product distributors. To date, in countries that have an approval process for diagnostic tests, the Company has received approval for the sale of its product in the Republic of South Africa, the People's Republic of China, Indonesia and Malaysia. Several additional international approvals are pending, and the Company is collaborating with its distributors to obtain regulatory approval to market and promote its products in their local markets.

    The Company has incurred net losses of $12.2 million, $10.0 million and $8.5 million in 2000, 1999, and 1998, respectively. The accumulated deficit at December 31, 2000 was $79.0 million. As discussed in Note 20, during the first quarter of 2001 the Company signed agreements for the issuance of $1.1 million of convertible debentures and filed a registration statement with the Securities and Exchange Commission ("SEC") for the sale of up to 5,085,018 shares of its common stock in a private equity placement that would permit the Company to obtain as much as $25 million in a series of draw downs over a twelve-month period. The terms of the private placement require that a portion of the proceeds be used to repay the debentures. The Company does not believe that current cash plus the proceeds of the stock sales will be sufficient to meet its current operating expenses and capital requirements and it is continuing to explore

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(1) THE COMPANY (CONTINUED)
financing alternatives. The Company's future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

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

SECURITIES AVAILABLE FOR SALE

    The Company had no securities available for sale at December 31, 2000. At December 31, 1999, securities available for sale represented high grade commercial paper maturing in less than one year. Unrealized gains and losses were insignificant.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Machinery and equipment, furniture and fixtures, and computer equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements and equipment under capital leases are amortized or depreciated over the shorter of the remaining lease term or the useful life of the improvement.

INTANGIBLES

    Intangibles consist of tradenames and trademarks related to the acquisition of certain assets from Cambridge Biotech Corporation, and are carried at cost less accumulated amortization which is calculated on a straight-line basis over five years. Accumulated amortization at December 31, 2000 was $25,000.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial assets and liabilities have carrying values which approximate their fair values for all periods presented, except for related party financial assets. The carrying amounts of cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest. The fair market value of the notes receivable from officer at December 31, 1999 was not readily determinable due to their related party nature. The carrying amounts of all other financial instruments, including the note payable, approximate fair value because of their short-term maturity.

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment to customers and when all requirements related to the shipments have occurred.

DEFERRED REVENUE

    Deferred revenue is recorded on payments received from customers or distributors in advance of product shipment and will be recognized as revenue upon shipment of the related products or when all obligations related to the revenue are fulfilled.

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

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured on the value of the award at the grant date, and recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board (APB) Opinion
No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees in accordance with the provisions of APB Opinion
No. 25 and provides the pro forma disclosures required under SFAS No. 123.

    The Company has recorded deferred compensation for the difference if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force
(EITF) Issue No. 96-18 ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

    Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the three years ended December 31, 2000, 1999 and 1998. Options and warrants for 4,982,462 shares, 4,453,795 shares and 3,680,161 shares were excluded from the computation of loss per share at December 31, 2000, 1999 and 1998, respectively, as their effect is antidilutive.

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

RISKS AND UNCERTAINTIES

    Calypte purchases raw materials and components used in manufacturing its products from various suppliers and relies on single sources for certain components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Any delay or interruption in the supply of these components could have a material adverse effect on the Company by significantly impairing its ability to manufacture products in sufficient quantities to meet commercial sales demand.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The Nasdaq Stock Market inquired on two occasions whether the Company continues to meet the maintenance criteria for trading on the Nasdaq SmallCap Market. At the close of our most recently reported fiscal quarter, December 31, 2000, we did not meet all of the maintenance criteria. Our ability to meet the criteria will depend on whether the minimum bid price for our common stock exceeds $1.00 per share for at least ten consecutive business days during any period of 120 consecutive business days and whether we continue to meet at least one of the following three criteria:

    - our net tangible assets equal at least $2.0 million;

    - our market capitalization is equal to $35.0 million in public float; or

    - we recognized net income of at least $500,000 in our most recent fiscal year or in two of our three previous fiscal years.

    As of December 31, 2000, our net tangible assets were ($1.5) million. Our market capitalization has fluctuated between $23.7 million and $48.8 million since November 1, 2000. We also have not recognized net income in any of our previous fiscal years.

    We currently expect that our access to funds under the equity line of credit will enhance our ability to meet the Nasdaq net tangible asset criteria. Nonetheless, we cannot ensure that we will be able to meet Nasdaq's maintenance criteria. Also, the minimum daily trading price for our common stock has exceeded $1.00 per share for the twelve months ending December 31, 2000. If the market capitalization of Calypte remains constant, a 19.9% increase in the number of our common shares through sales under the equity line of credit could cause the corresponding price of our shares to trade closer to or below the maintenance criteria.

COMPREHENSIVE LOSS

    The Company has no components of other comprehensive loss other than its net loss, and, accordingly, its comprehensive loss is equivalent to its net loss for all periods presented.

SEGMENT AND GEOGRAPHIC INFORMATION

    SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company's operations are confined to a single business segment: the development and sale of HIV diagnostics.

    Sales to three major domestic customers amounted to approximately 18%, 13%, and 11% of total net sales for the year ended December 31, 2000. Sales to the same customers amounted to 19%, 12%, and 7% for the year ended December 31, 1999. Sales to four major customers for the year ended December 31, 1998, only one of whom accounted for more than 10% of total revenue in 2000 and 1999, amounted to 36%, 29%, 13% and 12%.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.
SFAS No. 133, as recently amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position, results of operations, or cash flows.

(3) INVENTORY

    Inventory as of December 31, 2000 and 1999 consisted of the following:

                                                                 2000             1999
                                                            --------------   --------------
                                                            (IN THOUSANDS)   (IN THOUSANDS)
Raw materials.............................................      $  221           $  233
Work-in-process...........................................         777              862
Finished goods............................................         168              365
                                                                ------           ------
  Total inventory.........................................      $1,166           $1,460
                                                                ======           ======

(4) PROPERTY AND EQUIPMENT

    Property and equipment as of December 31, 2000 and 1999 consisted of the following:

                                                                 2000             1999
                                                            --------------   --------------
                                                            (IN THOUSANDS)   (IN THOUSANDS)
Computer equipment........................................     $   717          $   497
Machinery and equipment...................................       3,335            3,046
Furniture and fixtures....................................         232              264
Leasehold improvements....................................       1,728            1,703
                                                               -------          -------
                                                                 6,012            5,510
Accumulated depreciation and amortization.................      (4,435)          (3,967)
                                                               -------          -------
Property and equipment, net...............................     $ 1,577          $ 1,543
                                                               =======          =======

    The Company recognized depreciation expense of $552,000, $610,000, and $533,000, for the years ended December 2000, 1999 and 1998, respectively.

(5) ACCRUED EXPENSES

    Accrued expenses as of December 31, 2000 and 1999 consisted of the following:

                                                                 2000             1999
                                                            --------------   --------------
                                                            (IN THOUSANDS)   (IN THOUSANDS)
Accrued royalty payments..................................      $  742           $1,006
Accrued salary and vacation pay...........................         253              193
Other.....................................................         319              277
                                                                ------           ------
  Total accrued expenses..................................      $1,314           $1,476
                                                                ======           ======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(6) NOTE PAYABLE

    In January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The Company's assets secure borrowings under the loan. The agreement called for the loan to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning in August 1999. In January 2000, the loan was modified to extend the repayment term through August 2001. In May 2000, the loan was again modified to increase the then outstanding principal balance by $250,000. At December 31, 2000, the Company had $471,000 outstanding under this facility and the prime rate was 9.5%.

    The loan agreement requires the Company to maintain certain financial conditions and comply with certain reporting and other requirements. At times during 2000, including at December 31, 2000, the Company was not in compliance with certain of the financial covenants of the agreement. In the event of such non-compliance, the agreement requires the Company to pledge cash to the bank in an amount equal to 105% of the outstanding loan balance. Upon the pledge of such cash, the Company is deemed to have cured any default arising from any non-compliance with the financial covenants of the agreement. The accompanying Consolidated Balance Sheet as of December 31, 2000 and Statement of Cash Flows for the period ended December 31, 2000 reflect the $480,000 cash pledge to the bank that was required to cure the Company's non-compliance as of December 31, 2000. The Company repaid the note in full in January 2001. See Note 18.

(7) LEASE COMMITMENTS

CAPITAL LEASES

    The Company has acquired equipment under three capital lease agreements that are collateralized by the related equipment. The lease agreements carry effective interest rates of approximately 18% per annum.

    During 1993, the Company issued stock warrants for the purchase of 35,155 shares of the Company's common stock at exercise prices ranging from $5.00 to $7.50 per share as partial consideration for obtaining two of the lease agreements. These warrants expire in 2003.

    In both 2000 and 1999, the Company exercised its option to renew one of the capital leases for an additional three year term.

    Equipment acquired under the lease lines of credit and included in property and equipment as of December 31, 2000 and 1999 consisted of the following:

                                                                 2000             1999
                                                            --------------   --------------
                                                            (IN THOUSANDS)   (IN THOUSANDS)
Machinery and equipment...................................     $ 1,728          $ 1,632
Other.....................................................          92              105
                                                               -------          -------
                                                                 1,820            1,737
Accumulated depreciation and amortization.................      (1,726)          (1,665)
                                                               -------          -------
                                                               $    94          $    72
                                                               =======          =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(7) LEASE COMMITMENTS (CONTINUED)
    Future minimum lease payments under capital leases as of December 31, 2000 were:

YEAR ENDED DECEMBER 31,                                       (IN THOUSANDS)
-----------------------                                       --------------
2001........................................................       $104
2002........................................................         86
Thereafter..................................................         --
                                                                   ----
                                                                    190
Amount representing interest................................        (28)
                                                                   ----
Present value of capital lease obligations..................        162
Current portion of capital lease obligations................        (84)
                                                                   ----
Capital lease obligations--long-term portion................       $ 78
                                                                   ====

OPERATING LEASES

    The Company leases office and manufacturing space in Alameda, California, under a noncancelable operating lease. The Company also leases space in Rockville, Maryland under two operating subleases. The Company also leased manufacturing space in Berkeley, California through February 2001. Total rent expense under these leases was $1,285,000, $1,262,000 and $581,000, for the years ended December 2000, 1999, and 1998, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 2000 were:

YEAR ENDED DECEMBER 31,                                       (IN THOUSANDS)
-----------------------                                       --------------
2001........................................................      $1,093
2002........................................................         931
2003........................................................         865
2004........................................................         564
2005........................................................         556
Thereafter..................................................         464
                                                                  ------
Total.......................................................      $4,473
                                                                  ======

(8) MANDATORILY REDEEMABLE PREFERRED STOCK

    At the time of its original incorporation, the Company issued both common stock and mandatorily redeemable Series A preferred stock. The Company is required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which the Company attains $3,000,000 in retained earnings, and funds are legally available. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through December 31, 2000, cumulative preferred dividends totaling $1,336,000 have been charged to stockholders' equity to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(8) MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

    In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon re-incorporation of the Company in Delaware in July 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 2000 it remains outstanding. The holders of such shares maintain the same rights as held before the re-incorporation.

(9) STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS

    The Company raised net proceeds of $3.1 million, $6.8 million and $8.3 million in private placement transactions of 3,102,500 shares, 3,398,000 shares and 4,096,000 shares completed in January 1999, April 1999 and April 2000, respectively.

CHANGE OF CONTROL PROVISIONS

    Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of preventing, discouraging or delaying any change in the control of the Company and may maintain the incumbency of the Board of Directors and management. The authorization of undesignated preferred stock makes it possible for the Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. Additionally, in December 1998, the Company's Board of Directors declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock of the Company. The dividend was payable to the stockholders of record on January 5, 1999. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer or merger approved by the Company because the Rights do not become exercisable in the event of a permitted offer or other acquisition exempted by the Board.

(10) INCENTIVE STOCK AND STOCK OPTIONS PLANS

2000 EQUITY INCENTIVE PLAN

    In June 2000, the Company's Board of Directors and stockholders approved the adoption of the Company's 2000 Equity Incentive Plan (the "2000 Incentive Plan") to replace the Company's 1991 Incentive Stock Plan, which expires in April 2001. A total of 4,000,000 shares of common stock have been reserved for issuance under the 2000 Incentive Plan. The Compensation Committee of the Company's Board of Directors administers the Plan. The Board of Directors may amend or modify the 2000 Incentive Plan at any time. It will expire in June 2010, unless terminated earlier by the Board of Directors.

    Under the terms of the 2000 Incentive Plan, nonstatutory stock options, restricted stock and stock bonuses may be granted to employees, including directors who are employees, non-employee directors, and consultants. Incentive stock options may be granted only to employees.

    Nonstatutory stock options may be granted under the 2000 Incentive Plan at a price not less than 85% of the fair market value of the common stock on the date the option is granted. Incentive stock options

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(10) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED) may be granted under the 2000 Incentive Plan at a price not less than 100% of the fair market value of the common stock on the date the option is granted. Incentive and nonstatutory stock options granted to employees or consultants who, on the date of grant, own stock representing more than 10% of the voting power of all classes of stock of the Company are granted at an exercise price not less than 110% of the fair market value of the common stock. Options granted under the 2000 Incentive Plan generally vest monthly over periods of up to three years, as specified in the option agreements. The term of nonstatutory and incentive stock options granted is 10 years or less from the date of the grant, as provided in the option agreements.

    Restricted stock awards may be granted to purchase stock either in addition to, or in tandem with, other awards under the 2000 Incentive Plan, under conditions determined by the Compensation Committee. The purchase price for such awards must be no less than 85% of the fair market value of the Company's Common Stock on the date of the grant. The Compensation Committee may also grant stock bonus awards to employees or consultants for services rendered to the Company. Such awards may also be granted either in addition to, or in tandem with, other awards under the 2000 Incentive Plan, under conditions determined by the Compensation Committee.

    Deferred compensation is recorded related to options granted to non-employees and options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. For the year ended December 31, 2000, the Company recorded no deferred compensation attributable to common stock options granted under the 2000 Incentive Plan. The Company recorded $100,000 of compensation expense attributable to stock bonus awards of 58,333 shares of common stock granted during 2000.

    The following table summarizes option grant activity under the 2000 Incentive Plan:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Outstanding as of December 31, 1999.........................         --        $  --
  Granted...................................................  1,270,000         1.89
  Exercised.................................................         --           --
  Canceled..................................................         --           --
                                                              ---------        -----
Outstanding as of December 31, 2000.........................  1,270,000        $1.89
                                                              =========        =====
Exercisable as of December 31, 2000.........................    212,784        $1.83
                                                              =========        =====

    As of December 31, 2000, 2,671,667 shares of common stock were available for grant under the 2000 Incentive Plan. The per share weighted-average fair value of stock options granted during 2000 was $1.00 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.00%, risk free interest rate of 5.77%, volatility of 80%, and an expected life of 5.8 years.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(10) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
1991 INCENTIVE STOCK PLAN

    In April 1991, the Company's Board of Directors approved the adoption of the Company's Incentive Stock Plan (the "STOCK PLAN"). A total of 4,240,992 shares of common stock have been reserved for issuance under the Stock Plan.

    Under the terms of the Stock Plan, nonstatutory stock options may be granted to employees, including directors who are employees, and consultants. Incentive stock options may be granted only to employees.

    Nonstatutory stock options may be granted under the Stock Plan at a price not less than 85% of the fair market value of the common stock on the date the option is granted. Incentive stock options may be granted under the Stock Plan at a price not less than 100% of the fair market value of the common stock on the date the option is granted. Options granted under the Stock Plan generally vest monthly over three to five years. The term of the nonstatutory and incentive stock options granted is 10 years or less from the date of the grant, as provided in the option agreements.

    Incentive and nonstatutory stock options granted to employees and consultants who, on the date of grant, own stock representing more than 10% of the voting power of all classes of stock of the Company are granted at an exercise price not less than 110% of the fair market value of the common stock. Any options granted are exercisable at the time and under conditions as determined by the Compensation Committee of the Company's Board of Directors. The Stock Plan will expire in April 2001, at which time any remaining shares reserved for grant will be available for grant under the Company's 2000 Equity Incentive Plan.

    Compensation is recorded on an intrinsic value basis related to options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any, or on a fair value basis for options granted to non-employees. For the years ended December 31, 2000, 1999 and 1998, the Company has recorded deferred compensation of $311,000, $110,000, and $82,000, respectively, for certain of the Company's common stock options granted under the Stock Plan. This amount is being amortized over the relevant period of service. The amortized compensation expense for the years ended December 31, 2000, 1999, and 1998 was $332,000, $82,000, and $391,000, respectively.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(10) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
    The following table summarizes activity under the Stock Plan:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Outstanding as of December 31, 1997.........................  1,829,576        $2.13
  Granted...................................................  1,905,108         1.18
  Exercised.................................................   (265,787)        0.54
  Canceled..................................................   (910,891)        3.51
                                                              ---------        -----
Outstanding as of December 31, 1998.........................  2,558,006         1.09
  Granted...................................................  1,080,000         1.07
  Exercised.................................................    (44,532)        0.80
  Canceled..................................................   (401,834)        1.82
                                                              ---------        -----
Outstanding as of December 31, 1999.........................  3,191,640         0.99
  Granted...................................................    469,800         2.09
  Exercised.................................................   (912,777)        0.74
  Canceled..................................................   (487,856)        1.19
                                                              ---------        -----
Outstanding as of December 31, 2000.........................  2,260,807        $1.37
                                                              =========        =====
Exercisable as of December 31, 1998.........................    783,453        $1.09
                                                              =========        =====
Exercisable as of December 31, 1999.........................  1,567,967        $0.90
                                                              =========        =====
Exercisable as of December 31, 2000.........................  1,606,571        $1.37
                                                              =========        =====

    As of December 31, 2000, 499,671 shares of common stock were available for grant under the Stock Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2000, 1999, and 1998, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                          2000        1999        1998
                                                        ---------   ---------   ---------
Per share weighted-average fair value of options
  granted.............................................  $    1.35   $    0.63   $    0.92
Expected dividend yield...............................      0.00%       0.00%       0.00%
Risk-free interest rate...............................      6.46%       6.03%       4.50%
Volatility............................................        80%         80%         80%
Expected life.........................................  8.4 years   6.6 years   8.0 years

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(10) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)

1995 DIRECTOR OPTION PLAN

    In December 1995, the Company's Board of Directors approved the Company's Director Option Plan (the Director Option Plan). During 2000, the Board of Directors and the stockholders approved an increase in the number of shares reserved for issuance under the Plan by 500,000, bringing the total number of shares of common stock reserved for issuance to the directors of the Company pursuant to nonstatutory stock options to 850,000. Under the Director Option Plan, the Company's Board of Directors determines the number of shares of the Company's stock that will be granted each year to newly-elected and re-elected directors. Options may be granted under this plan to non-employee directors or, pursuant to an agreement between the Company and another person, entity or affiliate with whom a non-employee director is associated, that other person, entity, or affiliate. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company's common stock on the date such option was granted. Each grant under the plan will vest monthly over the twelve month period commencing with the director's date of election or re-election, provided that the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than one year after the date of the grant. The plan will expire in December 2005 unless terminated earlier in accordance with certain provisions of the Plan.

    The Company has not recorded any deferred compensation for the Company's common stock options granted under the Director Option Plan.

    The following table summarizes activity under the Director Option Plan:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                              OPTIONS    EXERCISE PRICE
                                                              --------   --------------
Outstanding as of December 31, 1997.........................   37,000         $5.71
  Granted...................................................   30,000          2.72
  Exercised.................................................       --            --
  Canceled                                                         --            --
                                                              -------         -----
Outstanding as of December 31, 1998.........................   67,000          4.37
  Granted...................................................  140,000          1.56
  Exercised.................................................       --            --
  Canceled..................................................       --            --
                                                              -------         -----
Outstanding as of December 31, 1999.........................  207,000          2.47
  Granted...................................................  101,500          2.41
  Exercised.................................................     (750)         1.38
  Canceled..................................................       --            --
                                                              -------         -----
Outstanding as of December 31, 2000.........................  307,750         $2.45
                                                              =======         =====
Exercisable as of December 31, 1998.........................   26,000         $5.13
                                                              =======         =====
Exercisable as of December 31, 1999.........................   59,669         $3.73
                                                              =======         =====
Exercisable as of December 31, 2000.........................  251,750         $2.40
                                                              =======         =====

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(10) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED)
    As of December 31, 2000, 541,500 shares of common stock were available for grant under the Director Option Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2000, 1999, and 1998, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Per share weighted-average fair value of options granted....      $1.14       $0.75       $2.72
Expected dividend yield.....................................      0.00%       0.00%       0.00%
Risk-free interest rate.....................................      6.30%       6.00%       5.00%
Volatility..................................................        80%         80%         80%
Expected life...............................................  2.1 years   2.2 years    10 years

    The following table summarizes information about stock options outstanding under the 2000 Equity Incentive Plan, the 1991 Incentive Stock Plan, and the 1995 Director Option Plan at December 31, 2000:

                                              OPTIONS OUTSTANDING
                                 ----------------------------------------------       OPTIONS EXERCISABLE
                                                  WEIGHTED-                       ----------------------------
                                   NUMBER          AVERAGE         WEIGHTED-        NUMBER        WEIGHTED-
                                 OUTSTANDING   REMAINING YEARS      AVERAGE       EXERCISABLE      AVERAGE
RANGE OF EXERCISE PRICES         AT 12/31/00    TO EXPIRATION    EXERCISE PRICE   AT 12/31/00   EXERCISE PRICE
------------------------         -----------   ---------------   --------------   -----------   --------------
$0.50--$0.78...................     750,597         7.92              $0.75          490,618         $0.74
$1.00..........................     825,328         7.60              $1.00          747,938         $1.00
$1.04--$1.81...................     837,444         9.46              $1.33          286,337         $1.39
$2.00--$2.44...................     876,500         9.56              $2.18          271,732         $2.17
$2.47--$7.00...................     548,688         8.58              $3.35          274,480         $4.00
                                  ---------                                        ---------
$0.50--$7.00...................   3,838,557         8.66              $1.63        2,071,105         $1.54
                                  =========                                        =========

1995 EMPLOYEE STOCK PURCHASE PLAN

    In December 1995, the Company's Board of Directors approved the Company's Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code (the Code). The Company has reserved 300,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Each offering period will last for twenty-four months; stock purchases take place every 6 months (April 30 and October 31 of each year). For the years ended December 31, 2000, 1999 and 1998, 39,801, 27,535, and 17,617, shares, respectively, were purchased under the Purchase Plan. Cumulative purchases under the Purchase Plan at December 31, 2000 totaled 96,685 shares, leaving 203,315 shares reserved for subsequent purchase.

    Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights. The following table summarizes the per share weighted-average fair value of purchase rights

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(10) INCENTIVE STOCK AND STOCK OPTIONS PLANS (CONTINUED) granted during 2000, 1999, and 1998, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                                2000        1999        1998
                                                              ---------   ---------   --------
Per share weighted-average fair value of purchase rights          $0.72       $0.46     $3.04
  granted...................................................
Expected dividend yield.....................................      0.00%       0.00%     0.00%
Risk-free interest rate.....................................      6.13%       5.10%     5.60%
Volatility..................................................        80%         80%       80%
Expected life...............................................  0.5 years   0.5 years   2 years

PRO FORMA DISCLOSURE

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                     2000             1999             1998
                                                --------------   --------------   --------------
                                                (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Net loss attributable to common
  stockholders................................
  As reported.................................     $(12,364)        $(10,146)        $(8,580)
  Pro forma...................................      (13,442)         (11,057)         (9,718)
Net loss per share attributable to common
  stockholders................................
  As reported.................................     $  (0.52)        $  (0.52)        $ (0.64)
  Pro forma...................................     $  (0.56)           (0.57)          (0.72)

    Pro forma net loss reflects only options granted since 1995 as well as purchase rights granted since 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

(11) SECTION 401(k) PLAN

    Effective January 1, 1995, the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under
Section 401(k) of the Internal Revenue Code. Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan.

(12) INVESTMENT IN PEPGEN CORPORATION

    In 1995, the Company purchased a 49% equity interest in Pepgen for $2.5 million, comprised of $1.0 million paid at closing, a $1.0 million promissory note and options to purchase the Company's common stock valued at $500,000. The $1.0 million promissory note balance was paid in 1996. The options

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(12) INVESTMENT IN PEPGEN CORPORATION (CONTINUED) were granted to Pepgen's stockholders for the purchase of an aggregate of 475,000 shares of the Company's common stock at a price of $7.50 per share, of which 100,000 of such shares were immediately exercisable upon signing of the agreement and the remaining 375,000 shares become exercisable upon attainment of certain milestones. The Company valued the options utilizing the Black-Scholes option-pricing model which considered the terms of the options, other market assumptions consistent with those as determined by an independent valuation appraiser, a volatility index for the biotechnology industry and certain other factors related to the probability and timing of attaining related milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. In addition, Calypte has the right of first negotiation to purchase the remaining portion of Pepgen at fair market value, and the Company is entitled to elect one of the four Board members of Pepgen. The Company may, but has no obligation nor plans to, provide additional funding to Pepgen.

    During 1998, the Company loaned Pepgen $768,000 at an interest rate of 10%. The loan was subsequently written off as research and development expense in 1999. Additional amounts totaling $63,000 were spent on research and development related to Pepgen during 1999. In October 1999, Pepgen secured $3.8 million in a new round of financing, reducing the Company's equity interest to 38%. In
June 2000, Pepgen secured an additional $2.0 million in another round of financing, further reducing the Company's equity interest to 29%.

    The Company's investment in Pepgen is carried at zero, as the proportionate losses recognized by the Company have reduced the initial investment to this amount.

(13) INCOME TAXES

    The provision for income taxes for all periods presented in the accompanying consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
Computed "expected" tax expense...........................  $(4,163)   $(3,408)   $(2,876)
Meals and entertainment expenses, and officer's life
  insurance not deductible for income taxes...............       13         17          8
Research expenses.........................................       39         39         32
State tax expense.........................................        1          1          1
Losses and credits for which no benefits have been
  recognized..............................................    4,112      3,360      2,885
Stock option compensation.................................       --         --        (48)
Other.....................................................       --          5         --
                                                            -------    -------    -------
                                                            $     2    $     2    $     2
                                                            =======    =======    =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 2000, 1999 AND 1998

(13) INCOME TAXES (CONTINUED)
    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Employee benefit reserves, including accrued vacation and
    bonuses.................................................  $     60   $     41
  Start-up and other capitalization.........................       751        722
  Fixed assets, due to differences in depreciation..........       379        412
  Deferred rent and revenue.................................       214        209
  Net operating loss carryovers.............................    26,093     21,524
  Research and development credits..........................     1,510      1,320
  Other operating reserves..................................        75        210
  Other.....................................................       301        237
                                                              --------   --------
    Total gross deferred tax assets.........................    29,383     24,675
Valuation allowance.........................................   (29,383)   (24,675)
                                                              --------   --------
  Net deferred tax asset....................................  $     --   $     --
                                                              ========   ========

    The net change in the valuation allowance for the years ended
December 2000, 1999 and 1998 was an increase of $4,708,000, $4,386,000, and
$1,371,000, respectively. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $171,000 of deferred tax assets will be creditable to paid-in capital.

    As of December 31, 2000, the Company had federal tax net operating loss carryforwards of approximately $71,059,000, which will expire in the years 2004 through 2020. The Company also has federal research and development credit carryforwards as of December 31, 2000 of approximately $1,003,000, which will expire in the years 2005 through 2019.

    State tax net operating loss carryforwards were approximately $33,120,000 and state research and development credit carryforwards were $474,000 as of December 31, 2000. The state net operating loss carryforwards will expire in the years 2001 through 2010 and the state research and development credits will carryforward indefinitely.

    The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 2000, 1999, AND 1998

(14) ROYALTY, LICENSE, AND RESEARCH AGREEMENTS

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

RESEARCH AGREEMENT

    As amended in 1994, the Company entered into a research agreement that allowed for a university to perform certain research on behalf of the Company for a seven-year period. Under the terms of the agreement, the Company may negotiate certain license rights to the inventions made by the university resulting from this research. The Company's annual payment under this agreement was approximately $150,000 through 1999. The Company made no payments attributable to this agreement in 2000.

(15) DISTRIBUTION AGREEMENTS

UNITED STATES

    In September 1999, the Company appointed Wampole Laboratories, a division of Carter-Wallace Inc., as its exclusive U.S. distributor to the hospital, public health, and reference lab markets. The agreement has an initial five-year term. Continuing exclusivity for this term is predicated on the purchase of targeted volumes of the Company's product over a two year period, which appears unlikely based on performance through December 31, 2000.

INTERNATIONAL

    The Company has entered into distribution agreements with nine international distributors granting them exclusive rights to distribute the Company's products in over forty countries. The agreements generally have terms of from one to three years. Continuing exclusivity and agreement renewal or extension is typically dependent upon specified minimum purchases following successful local regulatory approval of the product. At December 31, 2000, the product was registered for sale in the Republic of South Africa, the People's Republic of China, and Indonesia. The Company received notice in January 2001 that the product had been approved for sale in Malaysia. Other regulatory approvals are in process.

(16) CONSULTING AND EMPLOYEE AGREEMENTS

    In January 1995, the Company entered into an employment agreement with an officer for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year. The agreement was amended in November 1999 to provide payment of the officer's base salary through April 2000. The agreement was subsequently amended in 2000 to provide for payment of $100,000 in cash and stock for services from April 2000 through March 2001.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 2000, 1999, AND 1998

(16) CONSULTING AND EMPLOYEE AGREEMENTS (CONTINUED)
    In December 1997, the Company entered into a consulting agreement with a Board member effective from December 1997 to June 1998. Under the agreement, the consultant received compensation of $6,000 per month and was granted 50,000 stock options which vested over the period of the agreement. The options were cancelled as of October 1999. A replacement grant was made in April 2000.

    In December 1997, the Company entered into a consulting agreement with a Board member effective from January 1998 through June 1998. Under the agreement, the consultant received compensation of $2,500 per month and was granted 50,000 stock options which vested over a 36 month period with the possibility of immediate vesting under certain conditions. The options were cancelled as of October 1999. A replacement grant was made in April 2000.

    In October 1998, the Company entered into employment agreements with two officers. Those agreements expired upon the termination of employment and execution of Consulting Agreements that extended from 1999 to 2000 between the Company and each of the officers. Those agreements were subsequently extended in 2000 for an additional twelve-month term.

    In October 1999, the Company entered into an employment agreement with an officer and director of the Company that included a base salary, subject to annual review, and the grant of 450,000 stock options, which vest over 24 months. The officer is also entitled to a bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors. During 2000, the officer received a stock bonus of 25,000 shares of the Company's common stock and was granted stock options that vest over 24 months to purchase an additional 300,000 shares of the Company's stock. In the event the Company terminates the officer's employment other than for cause, the officer is entitled to receive her base salary for twelve months.

    In October 1999, the Company entered into a consulting agreement with a Board member to serve as an officer of the Company effective from October 1999 through October 2000. Under the terms of the agreement, the director receives compensation of $5,000 per month and was granted options to purchase 150,000 shares of the Company's stock. The options for 50,000 shares of the Company's stock vested immediately upon execution of the Agreement, an additional 50,000 shares vested after six months, and the remaining 50,000 shares vested on the one year anniversary of the agreement. The agreement was renewed for an additional twelve months through October 2001. The director received a restricted stock award valued at $60,000 that vests over the twelve month term of the agreement as compensation for the renewal.

(17) RELATED PARTIES

    During 1997, in recognition of a Technology Rights Agreement entered into between the Company and an officer, the Company partially funded the expenses of a research foundation started by the officer. The officer entered into a loan agreement with the Company to repay such funding to the Company. The principal amount and all accrued interest was originally due on December 1, 1997, but the Company's Board of Directors extended the due date to December 31, 1999 and then to June 12, 2000. In June 2000, the Company accepted a new note from the officer that incorporated the principal and accrued interest from the previous indebtedness. The June 2000 note was secured by the officer's owned stock and vested stock options in the Company. The note required interest at the prime rate and was due on December 31, 2000. On September 12, 2000, the officer repaid the note and accrued interest in full.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 2000, 1999, AND 1998

(17) RELATED PARTIES (CONTINUED)
    In January 1998, the Company entered into an agreement with a venture capital firm, of which the former Chairman of the Board of Directors of the Company is a general partner, for his services as Chairman of the Board. The venture capital firm is also a stockholder of the Company. Under the terms of the agreement, the Company paid the venture capital firm $50,000 during 1998. The agreement was not renewed for 1999 or 2000.

    In March 2000, Calypte agreed to sell 4,096,000 shares of Common Stock to institutional investors in a private placement at $2.05 per share. 1,951,220 of the shares were sold to an investment company for which the Company's Chairman of the Board serves on the Board of Directors and is a member of the Compensation Committee. Pursuant to the Common Stock Purchase Agreement dated March 2, 2000, a representative designated by the investment company was elected to Calypte's Board of Directors. The Calypte Board will nominate a representative selected by the investment company for election to the Calypte Board for so long as the investment company holds one-half of the shares it acquired through the Common Stock Purchase Agreement. In connection with the private placement, the investment company extended a $1 million line of credit to Calypte and Calypte issued a warrant for the purchase of 100,000 shares of its common stock at $3.62 per share. The line of credit converted into shares of common stock of Calypte upon the closing of the stock purchase.

    In March 2000, Calypte announced that a member of its Board and its founder, who is also its Chief Scientific Officer and a member of its Board, had established a commercial company named Chronix Biomedical that will focus on novel ways to detect aberrant genes in individuals with chronic diseases. Chronix is financed independently of Calypte and Calypte does not have an equity interest in Chronix. Calypte has a right of first refusal to license any urine-based diagnostic tests that result from the Officer's work, as well as from Chronix' research efforts, pursuant to Technology Rights Agreements which Calypte has with the Officer and with Chronix. Such Technology Rights Agreements expire on March 1, 2007 unless otherwise agreed in writing by Calypte with the relevant licensor. Under such Technology Rights Agreements, Calypte will have a period of time, after disclosure to Calypte by the Officer or Chronix, as the case may be, of the relevant developed technology, to license such technology on an exclusive, worldwide basis in perpetuity; in exchange for a license fee equal to the direct cost of the relevant licensor in developing such technology, plus a running royalty equal to 5% of Calypte's net sales of products and services using such licensed technology.

(18) SUBSEQUENT EVENTS

FDA APPROVAL OF ALAMEDA MANUFACTURING PLANT

    On January 12, 2001, the FDA notified the Company that it had granted pre-market approval for the production of the Company's urine HIV-1 EIA screening test in the Company's Alameda, California manufacturing plant. The larger facility will significantly increase Calypte's production and distribution capabilities, while significantly reducing overhead costs. The Company transferred all of the manufacturing processes for its urine HIV-1 screening test to Alameda and closed its leased manufacturing plant at Berkeley at the end of February 2001. The Company's Rockville, Maryland manufacturing site will remain in operation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                       DECEMBER 31, 2000, 1999, AND 1998

(18) SUBSEQUENT EVENTS (CONTINUED)
FINANCING

    On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, Calypte has the right to issue two convertible debentures to the debentureholder with a principal amount of $550,000 each at a 6% interest rate. Each debenture will be issued at an original issue discount of 9.1% and will mature 90 days from the date of issue. Under the terms of the debentures, the debentureholder can elect at any time prior to the maturity to convert the balance outstanding on the debentures into shares of our common stock at a fixed price that represents a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If Calypte chooses not to redeem the debentures prior to maturity, the conversion discount to the debentureholder increases to 15% of the average low bid price for Calypte's common stock for any three of the 22 trading days prior to the date of conversion. Calypte issued a warrant for 200,000 shares of common stock at an exercise price of $1.50 with the first debenture. Calypte is obligated to file a registration statement for the shares issuable upon conversion of the debentures and warrants with the SEC by April 15, 2001. Calypte issued the first debenture on January 26, 2001 and may issue the second debenture, at its sole discretion, after February 26, 2001. If Calypte issues both debentures, it expects to receive aggregate net proceeds under the two debentures of approximately $925,000.

    On January 24, 2001, Calypte and an investor amended a Common Stock Purchase Agreement on for the future issuance and purchase of Calypte's common stock. The initial closing of the agreement took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. In general, the draw down facility operates like this: The investor committed up to $25 million to purchase the Company's common stock over a twelve month period. Once during each draw down pricing period, the Company may request a draw of up to $6 million of that money, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that the investor will provide to Calypte and the number of shares Calypte will issue in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor receives a 5% discount to the market price for the 22-day period and Calypte receives the settled amount of the draw down. In addition, the investor received a three-year warrant to purchase 1,000,000 shares of Calypte stock at an exercise price of $1.55 per share. The Company is to pay a 5% brokerage fee, upon each settlement of a draw down request, to the investment bank which introduced the Company to the investor. The net proceeds from the sale of common stock are to be utilized to fund continuing operations, provided that, so long as there continues to be an outstanding amount on the Company's convertible debentures (described above), one-half of the net proceeds must be paid to the debentureholder(s) against such outstanding amount. Calypte filed a registration statement with the SEC pursuant to this transaction on January 25, 2001.

NOTE PAYABLE

    On January 17, 2001, the Company repaid in full the outstanding principal balance plus accrued interest under its term loan agreement with the bank. The Company used the cash pledged to the bank as the source of repayment.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Calypte Biomedical Corporation:

    Under date of February 23, 2001, we reported on the consolidated balance sheets of Calypte Biomedical Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

                                    KPMG LLP

San Francisco, California
February 23, 2001

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                      ADDITIONS
                                         BALANCE AT   CHARGED TO   CHARGED TO
                                         BEGINNING    COSTS AND      OTHER                    BALANCE AT
                                         OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
                                         ----------   ----------   ----------   ----------   -------------
YEAR ENDED DECEMBER 31, 2000
Allowance for sales returns and
  doubtful accounts receivable.........     $ 35           --             --         --          $ 35
YEAR ENDED DECEMBER 31, 1999
Allowance for sales returns and
  doubtful accounts receivable.........       --         $ 35             --         --          $ 35
YEAR ENDED DECEMBER 31, 1998
Allowance for sales returns and
  doubtful accounts receivable.........       --           --             --         --            --

YEAR ENDED DECEMBER 31, 2000
Inventory valuation reserves...........     $528           --             --       (213)         $315
YEAR ENDED DECEMBER 31, 1999
Inventory valuation reserves...........     $871           --             --       (343)         $528
YEAR ENDED DECEMBER 31, 1998
Inventory valuation reserves...........     $692          179             --         --          $871

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                             CALYPTE BIOMEDICAL CORPORATION
                                             (Registrant)

Date: March 2, 2001                          By:               /s/ NANCY E. KATZ
                                                  ------------------------------------------
                                                                 Nancy E. Katz
                                                    PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                                            CHIEF FINANCIAL OFFICER
                                                      (Principal Financial and Accounting
                                                                   Officer)

                               POWER OF ATTORNEY

    Each Director of the Registrant whose signature appears below, hereby appoints Nancy E. Katz as his or her attorney-in-fact to sign in his or her name and on his or her behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

    PURSUANT TO THE REQUIREMENT OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ DAVID E. COLLINS
     -------------------------------------------       Chairman of the Board of       March 2, 2001
                  David E. Collins                       Directors

                                                       President, Chief Executive
                  /s/ NANCY E. KATZ                      Officer, and Chief
     -------------------------------------------         Financial Officer            March 2, 2001
                    Nancy E. Katz                        (Principal Financial and
                                                         Accounting Officer)

                /s/ WILLIAM A. BOEGER
     -------------------------------------------       Director                       March 2, 2001
                  William A. Boeger

            /s/ HOWARD B. URNOVITZ, PH.D.
     -------------------------------------------       Chief Science Officer and      March 2, 2001
              Howard B. Urnovitz, Ph.D.                  Director

                /s/ JOHN J. DIPIETRO
     -------------------------------------------       Director                       March 2, 2001
                  John J. DiPietro

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ PAUL FREIMAN
     -------------------------------------------       Director                       March 2, 2001
                    Paul Freiman

             /s/ JULIUS R. KREVANS, M.D.
     -------------------------------------------       Director                       March 2, 2001
               Julius R. Krevans, M.D.

               /s/ MARK NOVITCH, M.D.
     -------------------------------------------       Director                       March 2, 2001
                 Mark Novitch, M.D.

             /s/ ZAFAR I. RANDAWA, PH.D.
     -------------------------------------------       Director                       March 2, 2001
               Zafar I. Randawa, Ph.D.

                /s/ CLAUDIE WILLIAMS
     -------------------------------------------       Director                       March 2, 2001
                  Claudie Williams