Form 10-Q
period 2001-03-31
CALYPTE BIOMEDICAL CORP
filed 2001-05-14
CIK 899426

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-20985

CALYPTE BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1226727 (I.R.S. Employer Identification Number)

1265 Harbor Bay Parkway, Alameda, California 94502
(Address of principal executive offices)      (Zip Code)

(510) 749-5100
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No /  /

    The registrant had 28,664,870 shares of common stock outstanding as of May 10, 2001.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
FORM 10-Q

INDEX

		Page No.
PART I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
PART II. Other Information
Item 2.	Changes in Securities and Use of Proceeds	22
Item 6.	Exhibits and Reports on Form 8-K	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$89	$723
Restricted cash	—	480
Accounts receivable, net of allowance of $35 at March 31, 2001 and December 31, 2000	712	374
Inventories	1,354	1,166
Prepaid expenses	293	464
Deferred offering costs	716	—
Other current assets	8	5

Total current assets	3,172	3,212
Property and equipment, net of accumulated depreciation of $4,467 at March 31, 2001 and $4,435 at December 31, 2000	1,538	1,577
Intangibles, net of accumulated amortization of $28 at March 31, 2001 and $25 at December 31, 2000	28	31
Other assets	168	186

	$4,906	$5,006

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,757	$1,718
Accrued expenses	1,604	1,314
Note payable—current portion	—	471
Capital lease obligations—current portion	92	84
Debentures payable, net of original issue discount and other discounts of $152 at March 31, 2001	640	—
Deferred revenue	500	500

Total current liabilities	5,593	4,087
Deferred rent obligation	39	36
Capital lease obligations—long-term portion	85	78

Total liabilities	5,717	4,201

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,366	2,336

Commitments and contingencies
Stockholders' deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 50,000,000 shares authorized; 26,583,310 and 25,533,064 shares issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	27	26
Additional paid-in capital	79,356	77,582
Deferred compensation	(9)	(114)
Accumulated deficit	(82,551)	(79,025)

Total stockholders' deficit	(3,177)	(1,531)

	$4,906	$5,006

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues:
Product sales	$1,402	$1,098

Total revenue	1,402	1,098

Operating expenses:
Product costs	1,989	1,417
Research and development costs	497	544
Selling, general and administrative costs	1,956	1,309

Total expenses	4,442	3,270

Loss from operations	(3,040)	(2,172)
Interest income	6	42
Interest expense	(513)	(36)
Other income (expense), net	23	(9)

Loss before income taxes	(3,524)	(2,175)
Income taxes	(2)	(2)

Net loss	(3,526)	(2,177)
Less dividends on mandatorily redeemable Series A preferred stock	(30)	(30)

Net loss attributable to common stockholders	$(3,556)	$(2,207)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.14)	$(0.11)

Weighted average shares used to compute net loss per share attributable to common stockholders (basic and diluted)	25,814	20,580

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(3,526)	$(2,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	104
Amortization of deferred compensation	(34)	28
Amortization of debenture discounts and charge for beneficial conversion feature	494	—
Expense related to common stock grants	112	—
(Gain) loss on sale of equipment	(23)	19
Changes in operating assets and liabilities:
Accounts receivable	(338)	(138)
Inventories	(188)	41
Prepaid expenses and other current assets	241	(15)
Other assets	18	2
Accounts payable, accrued expenses and deferred revenue	1,329	322
Deferred rent obligation	3	2

Net cash used in operating activities	(1,783)	(1,812)

Cash flows from investing activities:
Purchase of equipment	(52)	(64)
Proceeds from sales of equipment	23	15
Notes receivable from officers	—	(47)
Purchase of securities available for sale	—	(6)
Sales of securities available for sale	—	—

Net cash used in investing activities	(29)	(102)

Cash flows from financing activities:
Proceeds from sale of stock	862	177
Expenses related to sale of stock	(290)	—
Proceeds from issuance of debentures	925	—
Principal payments on debentures	(308)	—
Proceeds from notes payable	—	500
Principal payments on notes payable	(471)	(126)
Refund of cash pledged (cash pledged) to bank pursuant to loan agreement	480	(743)
Principal payments on capital lease obligations	(20)	(21)

Net cash provided by (used in) financing activities	1,178	(213)

Net decrease in cash and cash equivalents	(634)	(2,127)
Cash and cash equivalents at beginning of period	723	2,652

Cash and cash equivalents at end of period	$89	$525

Supplemental disclosure of cash flow activities:
Cash paid for interest	$11	$34
Cash paid for income taxes	—	—
Supplemental disclosure of noncash activities:
Refinance of capital lease obligation	—	96
Acquisition of equipment through capital lease obligations	35	—
Dividends accrued on mandatorily redeemable Series A preferred stock	30	30
Conversion of note payable to common stock	—	500
Deferred compensation attributable to stock option grants	(139)	—
Common stock grants	185	—
Original issue discount and expense withheld from debenture proceeds	175	—

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001 and 2000
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

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 2000 included in its Form 10-K filed with the SEC on March 5, 2001.

    Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

(2) Significant Accounting Policies

Net Loss Per Share Attributable to Common Stockholders

    Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted earnings per common share is similar to the computation of basic loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 5,945,496 and 4,507,947 shares at March 31, 2001 and 2000, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was antidilutive.

(3) Restricted Cash and Note Payable

    On January 17, 2001, the Company repaid in full the outstanding principal balance and accrued interest under its term loan agreement with the bank. The Company used the cash pledged to the bank as the source of funds for the repayment.

(4) Inventories

    Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

	2001	2000
Raw Materials	$383	$221
Work-in-Process	795	777
Finished Goods	176	168

Total Inventory	$1,354	$1,166

(5) Debentures Payable

    On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debentureholder in the principal amount of $550,000 each. Each debenture has an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matures 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debentureholder may elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represents a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chooses not to redeem the debentures prior to maturity, the conversion discount to the debentureholder increases to 15% of the average low bid price for Calypte's common stock for any three of the 22 trading days prior to the date of conversion. The Company determined that its debentures were issued with a beneficial conversion feature. The beneficial conversion feature has been recognized by allocating an amount equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock, into which the debenture is convertible, multiplied by the number of common shares into which the debenture is convertible. Because each debenture was convertible into common stock at the option of the holder, the entire $322,000 discount resulting from the allocation of proceeds to the beneficial conversion feature was recognized as interest expense at the issuance date of the debentures. The Company received $925,000 in aggregate cash proceeds from the issuance of the two debentures.

    The Company issued a warrant for 200,000 shares of its common stock at an exercise price of $1.50 with the first debenture. The warrants were valued on the date of issue at $0.75 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%. The expense associated with the warrants is accounted for as interest expense and amortized over the term of the first debenture. The original issue discount is also accounted for as interest expense and recognized using the effective interest method over the respective terms of the debentures.

    The Company is contractually obligated to use no less than 50% of the proceeds from any equity financing to repay the debentures. On March 22, 2001, the Company repaid $308,000 in principal of the first debenture.

(6) Equity Financing and Deferred Offering Costs

    The Company and an investor signed a Common Stock Purchase Agreement on November 2, 2000, subsequently amended on January 24, 2001 for the future issuance and purchase of the Company's common stock. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The draw down facility operates generally as follows: The investor committed up to $25 million to purchase the Company's common stock over a twelve month period. Once during each draw down pricing period, the Company may request a draw of up to $6 million, subject to a formula based on the Company's average stock price and trading volume setting the maximum amount of a request for any given draw. The amount of money that the investor will provide to the Company and the number of shares the Company will issue in return for that money is settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor receives a 5% discount to the market price for the 22-day period and the Company receives the settled amount of the draw down. At March 31, 2001, the Company had received net proceeds of $616,618 and had issued 633,528 shares of its common stock. As discussed in Note 5, the Company was obligated to apply no less than 50% of the net proceeds from this financing to repay the debentures.

    In conjunction with this agreement, the Company issued to the investor a three-year fully-vested warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.55 per share. The warrants were valued on the date of issue at $0.73 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%. The warrant was accounted for as a deferred offering cost and is recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $25 million nominal commitment amount. To the extent that at the end of the facility term not all of the $25 million has been drawn, any remaining deferred offering cost will be charged to the statement of operations.

(7) Subsequent Event

    In April 2001, the Company announced that it had sold its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two payments in April and May 2001. The Company had carried its investment in Pepgen at zero value, as its proportionate share of Pepgen's recognized losses had reduced its initial investment to this amount.

    Between March 31, 2001 and May 10, 2001, the Company sold an additional 1,979,075 shares of its common stock under the equity line of credit and received net proceeds of $808,111. Using the proceeds from the sale of stock pursuant to the equity line facility, the Company repaid the remaining principal balance and accrued interest on the first debenture in April 2001. Approximately $398,000 in principal and accrued interest remains outstanding on the second debenture at May 10, 2001.

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

    The Company expects operating losses to continue throughout 2001 as it continues to expand its sales and marketing activities for its current FDA-approved products and conducts additional research and development for process improvements and new products. For some time, the Company has used a small direct sales force to sell its urine HIV-1 tests and other products to laboratories serving the life insurance market. Beginning in the first quarter of 2001, however, the Company expanded its direct sales force and is using that to target other selected domestic markets, abandoning, beginning in the second quarter of 2001, representation in these markets by an exclusive distributor. International markets are addressed utilizing resident diagnostic product distributors. There can be no assurance that the Company's products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

    The Company does not believe that its currently available financing will be adequate to sustain operations at current levels for the second quarter of 2001. The Company is actively engaged in seeking additional financing in a variety of venues and formats and has implemented actions designed to reduce its operating losses. The Company is also actively searching for strategic opportunities, including investment in the Company, a merger or other comparable transaction to sustain its operations. The Company does not currently have any agreements in place with respect to any such opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. The Company's inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

Results of Operations

    The following represents selected financial data:

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Total revenue	$1,402	$1,098

Operating expenses:
Product costs	1,989	1,417
Research and development	497	544
Selling, general and administrative	1,956	1,309

Total expenses	4,442	3,270

Loss from operations	(3,040)	(2,172)
Interest and other income (net)	(484)	(3)

Loss before income taxes	$(3,524)	$(2,175)

Three Months Ended March 31, 2001

    Revenues for the first quarter of 2001 increased 28%, from $1,098,000 in 2000 to $1,402,000 in 2001. Revenues from the sale of the Company's HIV-1 screening test were down by 5% compared to first quarter 2000 revenues. First quarter 2000 revenues had been favorably impacted by the so-called "Triple X" legislation, which essentially eliminated the availability of 30-year life insurance policies after December 1999. Processing of the final applications for 30-year policies was completed during the first quarter of 2000, resulting in increased demand for the Company's screening tests by laboratories working with the life insurance industry. The Company completed its first small sale of screening tests to its distributor in the Peoples' Republic of China during the first quarter of 2001, and is awaiting lot approval by the Chinese authorities to complete the remainder of that order, which is expected to occur in the second quarter of 2001. Additionally, product availability of the urine screening test was limited throughout the first quarter of 2001 due to the FDA inspection and approval of the Company's Alameda, California manufacturing facility and the relocation of its screening test manufacturing operations to Alameda from its former site in Berkeley, California. More than offsetting the decrease in revenues from the sale of its screening test, sales of the Company's supplemental tests and antigen increased by 48% compared to first quarter 2000 levels. Revenues from the Company's serum-based supplemental tests increased primarily as a result of sales to a new customer beginning in the first quarter of 2001. Additionally, the Company shipped two orders of antigen to a customer that has historically purchased a smaller quantity during the second or third quarter of the year.

    Product costs increased $572,000 or 40% to $2.0 million for the quarter ended March 31, 2001 from $1.4 million for the quarter ended March 31, 2000. In addition to the impact of higher volume and related direct costs, the increase is primarily attributable to a continuation of the expense incurred to expand, upgrade and validate production and other processes and to ensure compliance with good manufacturing practices at the Company's Rockville, Maryland facility and to costs incurred to assure regulatory compliance of the Company's Alameda facility. The Company remains committed to production of quality products and strict regulatory compliance at both of its manufacturing facilities. The expense of these on-going quality efforts is recognized in product costs. Additionally, the Company incurred certain costs associated with the occupancy, closure and relocation from its Berkeley facility during the first quarter of 2001. The Company expects to realize annualized savings approximating $500,000 as a result of the closure.

    Research and development expenses decreased by $47,000 or 9% to $497,000 for the quarter ended March 31, 2001 compared to $544,000 for the first quarter of 2000. The Company's expenditures for pure research and clinical trials decreased in the first quarter of 2001 as an increased proportion of its resources were concentrated on expanding marketing efforts to improve awareness and visibility for its existing products and continuing discussions regarding the development of potential new products.

    Selling, general and administrative expenses increased $647,000 or 49% to $2.0 million for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000. The increase primarily reflects the costs associated with the expanded sales force that was hired early in the first quarter of 2001 and professional services expenses incurred in the continuation of various initiatives begun in mid- 2000 that are designed to generate and increase awareness of the Company and its products among consumers, physicians, advocacy groups, and both domestic and international healthcare and governmental organizations.

    Interest expense increased by $477,000 from $36,000 for the first quarter of 2000 to $513,000 for the first quarter of 2001. The increase is primarily a result of the non-cash expense associated with the amortization of the original issue discount and warrants issued as well as a charge for the beneficial conversion feature associated with the $1.1 million face amount of debentures the Company issued during the first quarter of 2001. Cash interest expense was $11,000 and $34,000 in the first quarter of 2001 and 2000, respectively, and related to interest on the Company's capital lease obligations and the term loan that it repaid in January 2001.

Liquidity and Capital Resources

Financing Activities

    The Company has financed its operations from its inception primarily through the private placement of preferred stock and common stock, its Initial Public Offering (IPO) of common stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. Beginning in the first quarter of 2001, the Company began drawing funds under an equity line of credit or equity draw down facility that has a term of twelve months. The Company also issued short-term convertible debentures in the first quarter of 2001.

    Following its July 1996 IPO and an October 1997 private placement, in January 1999, the Company completed a private placement of 3,102,500 shares of its Common Stock at $1.00 per share. The Company received net proceeds of approximately $2.8 million after deducting placement agent commissions and additional expenses associated with the private placement.

    In January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement required the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, the Company's assets secured its borrowings under the agreement. In January 2000, the loan was modified to extend the repayment term through August 2000. In May 2000, the loan was again modified to increase the then outstanding principal balance by $250,000. The $471,000 outstanding balance on this loan plus accrued interest was repaid in full in January 2001.

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

    On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debentureholder in the principal amount of $550,000 each. Each debenture has an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matures 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debentureholder can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represents a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chooses not to redeem the debentures upon maturity, the conversion discount to the debentureholder increases to 15% of the average low bid price for our common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debentureholder for 200,000 shares of common stock at an exercise price of $1.50. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000.

    On January 24, 2001 the Company amended a common stock purchase agreement for the future issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operates as follows. The investor has committed up to $25 million to purchase the Company's common stock over a twelve-month period. Once during each draw down pricing period, the Company may request a draw of up to $6 million, subject to a formula based on the Company's average stock price and average trading volume setting the maximum amount of the request for any given draw. The formula has limited the Company's maximum draw to between $650,650 and $544,017 and the Company expects the formula to limit the maximum draw to similar or lesser amounts in future months. The amount of money that the investor will provide to the Company and the number of shares the Company will issue to the investor in return for that money is settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor receives a 5% discount to the market price for the 22 day period and the Company receives the settled amount of the draw down. In conjunction with the agreement, the Company issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share. At April 30, 2001, the Company had issued a total of 1,780,636 shares of its common stock at an average price of $0.69 per share and had received net proceeds of approximately $1,161,000 after deducting expenses of the transaction. The Company can issue a maximum of 5,085,018 shares under the equity line and it expects to reach that maximum amount during the second quarter of 2001. To continue its draw downs beyond the current maximum number of shares, the Company will have to obtain the approval of its stockholders and will have to file a new registration statement with the Securities Exchange Commission. In addition, the Company is currently in discussion with the staff of the Nasdaq SmallCap Market regarding its failure to meet certain listing maintenance criteria. If the Company is delisted from the Nasdaq SmallCap Market, the purchaser under the equity line will no longer be obligated to honor the Company's draw down requests. The terms of the convertible debentures require that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest. Accordingly, approximately $581,000 of the net proceeds has been used to pay down the debentures as of April 30, 2001. The first debenture was repaid in full in April 2001 and approximately $348,000 in principal and accrued interest remains outstanding on the second debenture at May 10, 2001.

    On April 23, 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two installments in April and May 2001.

    The Company believes that its current cash position and currently available financing is not adequate to sustain operations at current levels through the second quarter of 2001. It is aggressively pursuing strategic opportunities, including investment in the Company, a merger or other comparable transaction, or a financial restructuring to sustain its operations. The Company has already taken steps to reduce its costs, including employee salary reductions and lay-offs, and reductions of professional services and other discretionary expenses that are not intended to impact the Company's ability to generate revenues or adversely impact its manufacture of quality products. The Company's future liquidity and capital requirements will depend on numerous factors, including the ability to raise additional capital in a timely manner through additional investment, merger, or similar transaction, as well as expanded market acceptance of its current products, improvements in the costs and efficiency of its manufacturing processes, its ability to develop and commercialize new products, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection.

    There can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure additional financing will place the Company in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a long-term basis. There can be no assurance that the Company will be able to achieve improvements in its manufacturing processes or that it will achieve significant product revenues from its current or potential new products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

    The report of KPMG LLP covering the Company's December 31, 2000 consolidated financial statements contains an explanatory paragraph that states that the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Operating Activities

    In each of the three month periods ended March 31, 2001 and 2000, the Company used cash of $1.8 million in its operations. The cash used in operations was primarily for promoting and marketing the Company's complete urine-based HIV-1 testing method, for manufacturing, and for research, selling, and general and administrative expenses of the Company.

New Accounting Pronouncements

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company has adopted SFAS No. 133 and it has not had a material effect on the Company's financial position, results of operations, or cash flows.

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

    We May Not Be Able to Obtain Additional Financing That We Need to Sustain the Current Level of our Operations in the Second Quarter of 2001 and in the Future.  We do not believe that our currently available financing will be able to sustain operation at current levels for the second quarter of fiscal 2001. As of March 31, 2001, our cash on-hand was $89,000. During the first quarter of 2001, our cash expenditures exceeded our cash receipts by $634,000. We will need to raise more money to continue to finance our operations during this fiscal quarter. We may not be able to obtain additional financing on acceptable terms or at all. Any failure to raise additional financing will place us in significant financial jeopardy.

    The report of KPMG LLP dated February 23, 2001 covering the December 31, 2000 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We will need to raise more money to continue to finance our operations. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

    We May Be Removed From the NASDAQ SmallCap Market if We Fail to Meet Certain Maintenance Criteria.   The Nasdaq Stock Market rules require that the minimum bid price for our common stock exceeds $1.00 per share and that we meet at least one of the following criteria:

  •
  our net tangible assets equal at least $2.0 million;

  •
  our market capitalization is equal to $35.0 million in public float; or

  •
  we recognized net income of at least $500,000 in our most recent fiscal year or in two of our three previous fiscal years.

    If our minimum bid price falls below $1.00 per share for 30 consecutive business days or if we fail to meet one of the three criteria relating to net assets, market capitalization or net income, Nasdaq may find us to be out of compliance with its listing requirements and our common stock may be removed from the Nasdaq SmallCap Market.

    On March 8, 2001, Nasdaq notified us that we are not in compliance with the Nasdaq Stock Market listing requirements. Specifically, Nasdaq cited our failure to meet one of the three criteria relating to net assets, market capitalization or net income. As of December 31, 2000, our net tangible assets were ($1.56) million and that amount had declined to ($3.18) million by March 31, 2001. Our market capitalization has fluctuated between $4.8 million and $48.8 million since November 1, 2000. At the close of business on April 30, 2001, our market capitalization was approximately $8.9 million in public float. We have not recognized net income in any of our previous fiscal years.

    We responded to Nasdaq's notification of March 8, 2001 in a letter dated March 22, 2001 with a plan to achieve compliance with the Nasdaq SmallCap Market listing requirements. On May 11, 2001 we received a response from the Nasdaq Staff indicating that they did not find our plan satisfactory and advising us of their intent to delist our stock on May 21, 2001. We have until May 18, 2001 to request a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff's determination. We plan to request such a hearing. There can be no assurance that the Nasdaq Panel will find our plan adequate. In that event, there can also be no assurance that the Nasdaq Panel will grant the Company's request for continued listing on the Nasdaq SmallCap Market. There can also be no assurance that we will be able to regain compliance with Nasdaq listing standards or that our stock will continue to be eligible for trading on the Nasdaq SmallCap Market or any other market.

    In addition, on April 23, 2001 and on two prior occasions, Nasdaq advised us that we were not in compliance with Nasdaq's $1.00 minimum bid price requirement. In the two previous cases, our stock price recovered prior to a decision by Nasdaq to delist our stock. Nasdaq has advised us in the current instance that the bid price for our stock must exceed $1.00 for at least 10 consecutive trading days prior to July 23, 2001 to regain compliance with the requirement. As of May 3, 2001, however, the closing bid price for our common stock was $0.33, and the daily trading price for our common stock has remained consistently below $1.00 per share since the Nasdaq notification.

    The ability of our stockholders to sell their shares into an active trading market could be significantly impaired if we fail to satisfy the maintenance criteria and are removed from the Nasdaq SmallCap Market. In that case, our common stock would trade on either the OTC bulletin board, a regional exchange or in the pink sheets, which would likely result in an even more limited trading volume. In addition, we would no longer meet one of the covenants of the convertible debentures and warrants purchase agreement and the common stock purchase agreement with Townsbury Investments Limited ("TIL"). We would be in default under the terms of the outstanding convertible debenture, which, in such event would become immediately due and payable. We would also be in default under the terms of the common stock purchase agreement with TIL, which, in such event, would have the right to terminate the agreement.

    The Price of Calypte's Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.  Our common stock has traded as low as $0.15 per share and as high as $5.125 per share in the twelve months ended April 30, 2001. Some of the factors leading to the volatility include:

  •
  price and volume fluctuations in the stock market at large which do not relate to our operating performance;

  •
  fluctuations in our operating results;

  •
  concerns about our ability to finance our continuing operations;

  •
  announcements of technological innovations or new products which we or our competitors make;

  •
  FDA and international regulatory actions;

  •
  availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;

  •
  developments with respect to patents or proprietary rights;

  •
  public concern as to the safety of products that we or others develop;

  •
  changes in health care policy in the United States or abroad;

  •
  changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally, and

  •
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

    The Issuance of Additional Shares and the Eligibility of Issued Shares for Resale May Substantially Dilute Our Common Stock and Lower the Price of Our Common Stock.  The outstanding convertible debenture that we have issued under the convertible debenture and warrants purchase agreement between AMRO and us is convertible into shares of common stock. If the convertible debenture is converted prior to or on its maturity date, June 11, 2001, the debenture will be converted at a set price per share. The set conversion price is $0.9858 per share. If, however, the convertible debenture is converted after its maturity date, or we are deemed to be in default, the debenture will be converted at the lesser of (a) its set price or (b) 85% of the average of the three lowest closing bid prices during the twenty-two trading days immediately prior to the date of conversion.

    Accordingly, the convertible debentures may be convertible into shares of common stock at a price that will be substantially less than the market price of our stock at the time of conversion. Moreover, the lower the price of our stock at the time of conversion of such convertible debenture, the greater the number of shares that we will be required to issue, and the greater the dilution that our existing shareholders will incur. Also, the perceived risk of dilution may cause our existing shareholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock. If we do not obtain additional sources of financing, we may be unable to redeem the outstanding convertible debenture prior to its maturity date.

    The Sale of Stock Pursuant to the equity Line of Credit May Substantially Dilute the Interests of Other Security Holders.  The shares issuable to Townsbury Investments Limited ("TIL") pursuant to the equity line of credit will be issued at a 5% discount to the average daily price of our common stock. Accordingly, the shares of common stock then outstanding will be diluted. Depending on the price per share of our common stock during the twelve month period of the equity line of credit, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our common stock.

    We Cannot Determine the Precise Amount by Which the Interests of Other Security Holders Will Be Diluted by Draw Downs Under the Equity Line of Credit Because Our Decisions on the Number, Size and the Timing of Draw Downs and the Minimum Threshold Price for Each Draw Down Depends Upon a Number of Factors.  We have substantial discretion over the number, size and timing of the draw downs that we will make under the equity line of credit. In addition, at the time we make each draw down request, we have the right to limit the amount of dilution that will occur by setting a minimum threshold price below which shares may not be sold in that draw down. However, if we set the minimum threshold price at a level high enough to limit the sale of our shares, the amount of funds we can raise in that draw down will also be reduced. Some of the factors that we will consider in determining the size and amount of each draw down and the minimum threshold price are:

  •
  our short-term and long-term operating capital requirements;

  •
  our actual and projected revenues and expenses

  •
  our assessment of general market and economic conditions;

  •
  our assessment of risks and opportunities in our targeted markets;

  •
  the availability and cost of alternative sources of financing; and

  •
  the trading price of our common stock and our expectations with respect to its future trading price.

    Our discretion with respect to the number, size and timing of each draw down request is also subject to a number of contractual limitations, including our ability to remain listed on the Nasdaq SmallCap Market.

    We Cannot Determine the Precise Amount by Which the Interests of Other Security Holders Will Be Diluted by Our Sales Under the Equity Line of Credit Because the Number of Shares We Will Sell Depends Upon the Trading Price of the Shares During Each Draw Down Period.  The number of shares that we will sell is directly related to the trading price of our common stock during each draw down period. As the price of our common stock decreases, and if we decide to draw down on the equity line of credit, we will be required to issue more shares of our common stock for any given dollar amount invested by TIL. Contractually, we can sell up to 5,085,018 shares of our common stock under the equity line of credit without seeking stockholder approval to sell additional shares.

    Our common stock has traded as low as $0.15 per share and as high as $5.125 per share during the twelve-month period ending April 30, 2001. If the daily weighted average price of our stock throughout each draw down period is less than $5.00 per share and we chose to draw down the maximum amount of funds possible under the equity line of credit, we could sell up to the 5,085,018 shares available without stockholder approval. Our decision on whether to seek stockholder approval to make additional draw downs under the equity line of credit after we reach the contractual limit would depend upon the factors described in the preceding risk factor.

    We currently expect to reach the contractual limit during the second quarter of 2001. If we continue to meet the conditions to make further draw downs under the equity line of credit, we may choose to seek stockholder approval to issue shares beyond that contractual limit.

    The Sale of Material Amounts of Our Common Stock or the Maturity of our Outstanding Convertible Debenture Could Reduce the Price of Our Common Stock and Encourage Short Sales.  As we sell shares of our common stock to TIL pursuant to the equity line of credit and TIL then sells the common stock, our common stock price may decrease due to the additional shares in the market. If our convertible debenture becomes due and payable while any principal and interest remains outstanding, there may be a similar effect. As the price of our common stock decreases, and if we decide to draw down on the equity line of credit, we will be required to issue more shares of our common stock for any given dollar amount invested by TIL, subject to a designated minimum put price specified by us. We also have chosen in the past not to designate a minimum put price and we may choose not to do so in the future. In addition, if we do not redeem our convertible debenture before its maturity date, or if we are deemed to be in default on the convertible debenture, the debenture will become convertible into shares of our common stock at a price below its current trading price. Any of these events may encourage short sales, which could place further downward pressure on the price of our common stock.

    We Have Sustained Losses in the Past and We Expect to Sustain Losses in the Future.  We have incurred losses in each year since our inception. Our net loss for the three months ended March 31, 2001 was $3.5 million and our accumulated deficit as of March 31, 2001 was $82.6 million. We expect operating losses to continue as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

    Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.  The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

  •
  actions taken by the FDA or foreign regulatory bodies relating to our products;

  •
  the extent to which our products and our Sentinel HIV and STD testing service gain market acceptance;

  •
  the timing and size of distributor purchases; and

  •
  introductions of alternative means for testing for HIV by competitors.

    An Investor's Ability to Trade Our Common Stock May Be Limited By Trading Volume.  The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not continue. The average daily trading volume in our common stock on the Nasdaq SmallCap Market was approximately 303,000 shares for the twelve months ended March 31, 2001. Our daily volume during that period ranged from 18,235 to 22,489,755 shares.

    Uncertain Market Acceptance of Our Unique Method of Determining the Presence of HIV Antibodies.  Our products incorporate a unique method of determining the presence of HIV antibodies. There can be no assurance that we will obtain:

  •
  any significant degree of market acceptance among physicians, patients or health care payors; or

  •
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

    We Have Limited Experience Selling and Marketing Our HIV-1 Urine-Based Screening Test.  We have limited experience marketing and selling our products either directly or through our distributors. The success of our products depends upon alliances with third-party distributors. There can be no assurance that:

  •
  our direct selling efforts will be effective;

  •
  our distributors will successfully market our products; or

  •
  if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

    Any disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to expend more resources on market penetration.

    Our Distribution and Sales Network for U.S. Hospitals, Public Health and Reference Laboratory Markets Has Thus Far Failed to Yield Significant Sales and Revenues.  We have entered into distribution agreements with distributors of medical products to domestic healthcare markets, including the distribution agreement announced in September 1999 with Carter Wallace Inc. and the Sentinel HIV and STD Testing Service announced in May 2000. These agreements did not yield significant sales and revenues and we notified Carter-Wallace that we would exercise an option to terminate the agreement, effective March 31, 2001. We have expanded our own direct sales force to penetrate the domestic healthcare markets. If our efforts to market our products to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenue, we may have to cease operations.

    We Depend Upon the Viability of Three Products—Our HIV-1 Urine-Based Screening Test and our Urine and Blood Based Supplemental Tests.  Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our only products. Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

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

    We Have Limited Experience in Manufacturing Our Products and Little Experience in Manufacturing Our Products In Commercial Quantities.  We may encounter difficulties in scaling-up production of new products, including problems involving:

  •
  production yields;

  •
  quality control and assurance;

  •
  raw material supply; and

  •
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

  •
  the imposition of government controls;

  •
  export license requirements;

  •
  political instability;

  •
  trade restrictions;

  •
  changes in tariffs;

  •
  difficulties in managing international operations; and

  •
  fluctuations in foreign currency exchanges rates.

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

    If we fail to comply with FDA regulations, or if the FDA believes that we are not in compliance with such regulations, the FDA can:

  •
  detain or seize our products;

  •
  issue a recall of our products;

  •
  prohibit marketing and sales of our products; and

  •
  assess civil and criminal penalties against us, our officers or our employees.

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

    In the Past, We Have Received Warning Letters From the FDA Regarding the Sufficiency of Our Manufacturing Records and Production Procedures and We Must Continue to Satisfy the FDA's Concerns In Order To Avoid Regulatory Action Against Us.  In May 1999, the Company received a Warning Letter from the FDA that cited a number of significant observations related to its November 20 through December 11, 1998 inspection of the Company's manufacturing plant in Rockville, Maryland. On May 24, 1999, the Company responded in writing to each of the deficiencies cited in the Warning Letter. On November 19, 1999, the Company received a letter from the FDA stating that the Company's responses were considered adequate, and the Warning Letter was formally closed. Between November 30, and December 9, 1999, the FDA conducted a follow-up inspection of the Rockville facility that resulted in observations requiring corrective actions or response from the Company. On January 7, 2000, the Company responded in writing to each of the FDA observations. On March 21, 2000, the Company received a response from the FDA requesting additional information. Company representatives met with and provided information to FDA officials on April 27, 2000 and on May 5, 2000 responded in writing to requests for additional information. On June 6, 2000, the Company received a response from the FDA indicating that the Company's responses appear to be satisfactory and will be verified during a subsequent inspection. On April 3, 2001, the FDA began its subsequent inspection of the Company's Rockville plant. The inspection was completed on April 11, 2001 and resulted in a short list of observations requiring corrective actions. We responded to the FDA in writing on April 24, 2001 and are currently awaiting their reply.

    If the FDA subsequently determines that it is not satisfied with the Company's records, procedures or corrective actions at either its Rockville or Alameda facilities, the FDA could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations by limiting our ability to manufacture and ship our products.

    Our Research and Development of HIV Urine Tests Involves the Controlled Use of Hazardous Materials.  There can be no assurance that the Company's safety procedures for handling and disposing of hazardous materials such as azide will comply with applicable regulations. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be held liable for damages from such an accident and that liability could have a material adverse effect on the Company.

    We May Not Be Able to Retain Our Key Executives and Research and Development Personnel.  As a small company with only 70 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us.

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

    Our Charter Documents May Inhibit a Takeover.  Certain provisions of our Certificate of Incorporation and Bylaws could:

  •
  discourage potential acquisition proposals;

  •
  delay or prevent a change in control of Calypte;

  •
  diminish stockholders' opportunities to participate in tender offers for our common stock, including tender offers at prices above the then current market price; or

  •
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Since December 31, 2000, there have been no material changes in the Company's market risk exposure. The short-term nature and other characteristics of the Convertible Debentures issued by the Company during the first quarter of 2001 subjects the Company to little market risk and volatility in fair value due to interest rate fluctuations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    During the three years ended March 31, 2001, the Company completed two private placements of shares of its Common Stock, issued $1.1 million face value of convertible debentures, and entered in to a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. See "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on March 5, 2001 for the equity line of credit. The debentureholder is also an accredited investor as defined by Rule 501 of the Securities Act and the Company has registered for resale shares that may be converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001. The proceeds from each private placement, from the debentures, and from the equity line of credit have been used to finance operations.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits

    None.

  b.
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)
Date: May 11, 2001	By:	/s/ NANCY E. KATZ Nancy E. Katz Chief Executive Officer, President, Chief Financial Officer (Principal Accounting Officer)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES