Form 10-Q
period 2001-06-30
CALYPTE BIOMEDICAL CORP
filed 2001-08-14
CIK 899426

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period from ____________ to ____________

Commission file number:   000-20985

CALYPTE BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1226727
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

1265 Harbor Bay Parkway, Alameda, California	94502
(Address of principal executive offices)	(Zip Code)

(510) 749-5100
(Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

                The registrant had 33,155,826 shares of common stock outstanding as of August 13, 2001.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

ASSETS

	June 30, 2001	December 31, 2001

Current assets:
Cash and cash equivalents	$172	$723
Restricted cash	-	480
Accounts receivable, net of allowance of $191 at June 30, 2001 and $35 at December 31, 2000	510	374
Inventories	1,445	1,166
Prepaid expenses	182	464
Other current assets	4	5

Total current assets	2,313	3,212
Property and equipment, net of accumulated depreciation of $3,840 at June 30, 2001 and $4,435 at December 31, 2000	1,424	1,577
Intangibles, net of accumulated amortization of $31 at June 30, 2001 and $25 at December 31, 2000	25	31
Other assets	168	186

	$3,930	$5,006

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,472	$1,718
Accrued expenses	1,884	1,314
Note payable – current portion	-	471
Capital lease obligations - current portion	85	84
Deferred revenue	500	500

Total current liabilities	5,941	4,087
Deferred rent obligation	42	36
Capital lease obligations - long-term portion	71	78

Total liabilities	6,054	4,201

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,396	2,336

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 50,000,000 shares authorized; 32,486,929 and 25,533,064 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	33	26
Additional paid-in capital	80,814	77,582
Deferred compensation	-	(114)
Accumulated deficit	(85,367)	(79,025)

Total stockholders’ equity	(4,520)	(1,531)

	$3,930	$5,006

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues
Product sales	$1,612	$787	$3,014	$1,885

Operating expenses:
Product costs	1,743	1,307	3,732	2,724
Research and development costs	354	572	851	1,116
Selling, general and administrative costs	2,138	2,213	4,094	3,522

Total expenses	4,235	4,092	8,677	7,362

Loss from operations	(2,623)	(3,305)	(5,663)	(5,477)
Interest income	1	120	7	162
Interest expense	(8)	(27)	(33)	(64)
Non-cash interest expense	(830)	-	(1,318)	-
Other income (expense)	501	7	524	(1)

Loss before income taxes	(2,959)	(3,205)	(6,483)	(5,380)
Income taxes	-	-	2	2

Loss before extraordinary item	(2,959)	(3,205)	(6,485)	(5,382)
Extraordinary gain on repurchase of beneficial conversion feature, net of income taxes	145	-	145	-

Net loss	(2,814)	(3,205)	(6,340)	(5,382)
Less dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	(60)	(60)

Net loss attributable to common stockholders	$(2,844)	$(3,235)	$(6,400)	$(5,442)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.10)	$(0.13)	$(0.23)	$(0.24)

Weighted average shares used to compute net loss per share attributable to common stockholders (basic and diluted)	29,070	24,518	27,451	22,549

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(6,340)	$(5,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	268
Amortization of deferred compensation	(25)	219
Amortization of debenture discounts and charge for beneficial conversion feature	646	-
Amortization of deferred offering costs	672	-
Expense related to common stock grants	144	-
Provision for doubtful accounts receivable	156	-
Extraordinary gain on repurchase of beneficial conversion feature	(145)	-
Reduction in note receivable from officer	-	96
(Gain) loss on sale of equipment	(23)	16
Changes in operating assets and liabilities:
Accounts receivable	(292)	(186)
Inventories	(279)	3
Prepaid expenses and other current assets	324	(45)
Other assets	18	2
Accounts payable, accrued expenses and deferred revenue	2,434	(560)
Deferred rent obligation	6	5

Net cash used in operating activities	(2,447)	(5,564)

Cash flows from investing activities:
Purchase of equipment	(63)	(227)
Proceeds from sales of equipment	23	19
Funding of notes receivable from officers	-	(46)
Purchase of securities available for sale	-	(11)
Sales of securities available for sale	-	514

Net cash provided by (used in) investing activities	(40)	249

Cash flows from financing activities:
Proceeds from sale of stock	2,369	8,110
Expenses related to sale of stock	(394)	(51)
Proceeds from issue of debentures	925	-
Repayment of debentures	(932)	-
Proceeds from notes payable	-	750
Principal payments on notes payable	(471)	(269)
Refund of cash pledged (cash pledged) to bank pursuant to loan agreement	480	(866)
Principal payments on capital lease obligations	(41)	(38)

Net cash provided by financing activities	1,936	7,636

Net increase in cash and cash equivalents	(551)	2,321
Cash and cash equivalents at beginning of period	723	2,652

Cash and cash equivalents at end of period	$172	$4,973

Supplemental disclosure of cash flow activities:
Cash paid for interest	$33	$62
Cash paid for income taxes	2	2
Supplemental disclosure of non-cash activities:
Refinance of capital lease obligation	-	96
Acquisition of equipment through capital lease obligations	35	-
Dividends accrued on mandatorily redeemable Series A preferred stock	60	60
Conversion of debenture and accrued interest to common stock	175	-
Conversion of note payable to common stock	-	500
Deferred compensation attributable to stock option grants	139	175
Common stock grants	290	-
Original issue discount and expense withheld from debenture proceeds	175	-

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001 and 2000
(unaudited)

(1)  The Company and Basis of Presentation

Calypte Biomedical Corporation (the Company) is a health care company dedicated to the development and commercialization of urine-based diagnostic products and services for Human Immunodeficiency Virus Type 1 (HIV-1), sexually transmitted diseases and other chronic illnesses.  The Company’s tests include the screening enzyme immunoassay (EIA) and supplemental Western Blot tests, the only two FDA-licensed HIV-1 antibody tests that can be used on urine samples.  The Company believes that accurate, non-invasive urine-based testing methods for HIV and other chronic diseases make important contributions to public health by helping to foster an environment in which testing may be done safely, economically, and painlessly.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.  Interim results are not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s audited consolidated financial statements for each of the years in the three year period ended December 31, 2000 included in its Form 10-K filed with the SEC on March 5, 2001.

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

(2)  Significant Accounting Policies

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented.  The computation of diluted earnings per common share is similar to the computation of basic loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method.  The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented.  Options and warrants for 7,637,002 and 5,034,377 shares at June 30, 2001 and 2000, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was antidilutive.

(3)  Restricted Cash and Note Payable

On January 17, 2001, the Company repaid in full the outstanding principal balance and accrued interest under its term loan agreement with the bank.  The Company used the cash pledged to the bank as the source of funds for the repayment.

(4)   Inventories

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method.  Inventory as of June 30, 2001 and December 31, 2000 consisted of the following (in thousands):

	2001	2000

Raw Materials	$361	$221
Work-in-Process	748	777
Finished Goods	336	168

Total Inventory	$1,445	$1,166

(5)  Debentures Payable

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures.  Under this arrangement, the Company issued two convertible debentures in the principal amount of $550,000 each.  Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%.  The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001.  The Company received $925,000 in aggregate cash proceeds from the issuance of the two debentures.  Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively.  The Company was contractually obligated to use no less than 50% of the proceeds from any equity financing to repay the debentures.  The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock under the terms of its equity line of credit (see Note 6).  The Company also redeemed a portion of the second debenture prior to its contractual maturity.  On June 12, 2001, the debentureholder converted the remaining $168,000 balance on the debenture plus accrued interest into 1,008,525 shares of the Company’s Common Stock, in accordance with the conversion provisions of the debenture.

Under the terms of the debentures, the debentureholder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture.  If the Company chose not to redeem the debentures prior to maturity, as in the case of the second debenture, the conversion discount to the debentureholder increased to 15% of the average low bid price for Calypte’s common stock for any three of the 22 trading days prior to the date of conversion.  The Company determined that its debentures were issued with a beneficial conversion feature. The beneficial conversion feature was recognized by allocating an amount equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company’s common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible.  Because each debenture was convertible into common stock at the option of the holder at the date of issuance, the entire $322,000 discount resulting from the allocation of proceeds to the beneficial conversion feature was recognized as interest expense at the issuance date of the debentures during the first quarter of 2001.  During the second quarter of 2001, the Company’s payments to the debentureholder reduced the debenture balance and effectively repurchased a portion of the beneficial conversion feature.  In situations in which a debt instrument containing an embedded beneficial conversion feature is extinguished prior to conversion, a portion of the debt payment is allocated to the beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date.  Any residual amount is then allocated to the convertible security with the Company recognizing a gain or loss to remove the remaining liability.  The extinguishments of the debentures and the repurchase of the beneficial conversion feature resulted in an extraordinary gain of $145,000 during the second quarter of 2001.

The Company issued a warrant for 200,000 shares of its common stock at an exercise price of $1.50 with the first debenture.  The warrants were valued on the date of issue at $0.75 per share using the Black-Scholes option-pricing model with the following assumptions:  expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%.  The expense associated with the warrants was accounted for as interest expense and amortized over the term of the first debenture.  The original issue discount was accounted for as interest expense and recognized using the effective interest method over the respective terms of the debentures.

(6)  Equity Financing and Deferred Offering Costs

The Company and an investor signed a Common Stock Purchase Agreement on November 2, 2000, subsequently amended on January 24, 2001 for the future issuance and purchase of the Company’s common stock.  The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility.  The draw down facility operated generally as follows:  The investor committed up to $25 million to purchase the Company’s common stock over a twelve month period.  Once during each draw down pricing period, the Company could request a draw of up to $6 million, subject to a formula based on the Company’s average stock price and trading volume setting the maximum amount of a request for any given draw.  The amount of money that the investor provided to the Company and the number of shares the Company issued in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement.  The investor received a 5% discount to the market price for the 22-day period and the Company received the settled amount of the draw down.  At June 30, 2001, the Company had received net proceeds of $2,014,000 and had issued 5,085,018 shares of its common stock.  This represented all of the shares the Company had registered for sale under the draw down agreement, and the Company and the investor considered the agreement completed.  As discussed in Note 5, the Company was obligated to apply no less than 50% of the net proceeds from this financing to repay the debentures.

In conjunction with this agreement, the Company issued to the investor a three-year fully-vested warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.55 per share.  The warrants were valued on the date of issue at $0.73 per share using the Black-Scholes option-pricing model with the following assumptions:  expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%.  The warrant was accounted for as a deferred offering cost and was recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $25 million nominal commitment amount.  To the extent that not all of the $25 million commitment was drawn, the remaining deferred offering cost of $672,000 was charged as interest expense in the second quarter of 2001.

(7)  Sale of Pepgen

In April 2001, the Company sold its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000 and recognized a gain on the sale in that amount.  The Company received the proceeds from the sale in two payments in April and May 2001.  The Company had carried its investment in Pepgen at zero value, as its proportionate share of Pepgen’s recognized losses had reduced its initial investment to this amount.

(8)  Subsequent Events

Effective July 13, 2001, the Company’s stock was removed from trading on the Nasdaq SmallCap market for failure to comply with the minimum net tangible assets and bid price listing requirements.  The Company’s common stock now trades on the Over the Counter Bulletin Board.

In August 2001, the Company and the Investor in the November 2, 2000 Common Stock Purchase Agreement modified the exercise price of the warrants for 1,000,000 shares of the Company’s common stock issued to the investor from $1.50 per share to $0.20 per share.  The investor has subsequently exercised warrants for 600,000 shares and the Company has received net proceeds of $114,000 after deducting expenses of the transactions.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties.  Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Factors That May Affect Future Results, Events or Performance” below. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Calypte’s efforts are currently focused on expanding the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests and on improving its products and processes.  Since the summer of 1998, when the Company received a license for both its screening and supplemental tests, the Company has been marketing and selling in the U.S. the only available FDA-approved urine-based HIV test method.  The Company has also received regulatory approval to sell its urine-based screening test in the Peoples’ Republic of China, Malaysia, and the Republic of South Africa.  In conjunction with its distributors, the Company is actively working to obtain requisite regulatory approvals to expand the distribution of its products in selected additional international markets.  There can be no assurance the Company will achieve or sustain significant revenues from sales of the HIV-1 urine screening assay or the supplemental test.

The Company has achieved two consecutive record revenue quarters in the first half of 2001.  The Company’s marketing strategy is to use focused direct selling, distributors, and marketing partners to penetrate targeted domestic markets.  For some time, the Company has maintained a small direct sales force to market its urine-based HIV-1 tests to reference laboratories serving the life insurance market.  Beginning in the first quarter of 2001, the Company expanded its direct sales force to target other domestic sectors, including public health clinics and laboratories, community based advocacy groups, and corrections agencies.  The Company addresses international markets utilizing resident diagnostic product distributors.  The Company expects operating losses to continue over the next several quarters as it continues to expand its sales and marketing activities for its current products and conducts additional research and development for process improvements and new products.  There can, however, be no assurance that the Company’s products will be successfully commercialized or that the Company will achieve increases in product revenues.  In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels beyond the early fourth quarter of 2001, or to permit it to achieve the revenue and profitability guidance provided previously.  The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to reduce its operating losses. Additionally, the Company is attempting to restructure its past due trade payables by offering a combination of stock and deferred cash payments to its materials suppliers and other service providers.  The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations.  The Company does not currently have any definitive agreements in place with respect to any such financing alternatives or strategic opportunities, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all.  The Company’s inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

Results of Operations

The following represents selected financial data:

	(in thousands)		(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2000	2000

Total revenue	$1,612	$787	$3,014	$1,885

Operating expenses:
Product costs	1,743	1,307	3,732	2,724
Research and development	354	572	851	1,116
Selling, general and administrative	2,138	2,213	4,094	3,522

Total expenses	4,235	4,092	8,677	7,362

Loss from operations	(2,623)	(3,305)	(5,663)	(5,477)
Interest income	1	120	7	162
Interest expense	(838)	(27)	(1,351)	(64)
Other income (expense)	501	7	524	(1)

Loss before income taxes and extraordinary item	$(2,959)	$(3,205)	$(6,483)	$(5,380)

Three Months Ended June 30, 2001 and 2000

Revenues for the second quarter of 2001 increased by 105% or $825,000 from $787,000 for the second quarter of 2000 to $1,612,000 for the second quarter of 2001.  Screening test sales to domestic insurance laboratories increased by more than 5 times compared to 2000 levels, reflecting both increased acceptance of urine testing by large domestic life and disability insurance companies new to the Company’s portfolio and expanded underwriting acceptance in the form of expanded policy limits among insurers who had previously adopted the urine screening algorithm.  Second quarter 2001 sales of supplemental tests and antigen increased by 43% compared to second quarter 2000 levels.  Sales of the urine Western Blot supplemental test increased by 177%, which is reasonable in relation to the increase in domestic sales of the screening test used in the urine algorithm.  Sales of the serum Western Blot increased 89% compared to second quarter 2000 levels, in large part due to shipments to a new customer under the terms of an arrangement that began during the first quarter of 2001.  Second quarter 2001 direct antigen sales decreased 56% compared to second quarter 2000 levels.  The Company sells antigen primarily to a single customer that previously placed only one or two orders per year, but now has expressed its intention to stockpile sufficient quantities to use until it is able to qualify a self-manufactured product with the FDA.  Because of the increase in sales volume for its supplemental tests, the Company reserved its available antigen supplies for the manufacture of its own products during the second quarter of 2001.  Consequently, at June 30, 2001, the Company had over $800,000 in antigen backorders, compared to none in 2000.

Although the gross margin on sales remains negative, the loss decreased significantly in the second quarter of 2001 compared to the second quarter 2000 level.  Gross margin was -8% in the second quarter of 2001, compared to -66% in the second quarter of 2000.  The Company’s cash flow situation in the second quarter of 2001 necessitated a reduction in controllable expenses, including payroll costs.  The closure of the Company’s Berkeley facility also contributed to the reduction in expense.  The increase in sales of products manufactured at both the California and Maryland facilities has somewhat mitigated the impact of underutilized facilities that have high fixed costs in both locations.  Additionally, incremental testing and calibration costs incurred during the second quarter of 2000 in the Alameda facility in preparation for FDA inspection and approval were not components of that facility’s costs in the second quarter of 2001.  Slightly offsetting the cost reductions indicated above, the increase in revenues from screening and supplemental test sales has increased the Company’s royalty expense by $114,000.

Research and development expense decreased 38% from $572,000 in the second quarter of 2000 to $354,000 in the second quarter of 2001.  The Company’s expenditures for pure research and clinical trials decreased in the second quarter of 2001 both in response to its cash flow issues and as an increased proportion of its resources were directed to expanding marketing efforts to improve awareness and visibility for its existing products and continuing efforts in the development of potential new products.

Selling, general and administrative expenses decreased by $75,000 or 3%, from $2,213,000 in the second quarter of 2000 to $2,138,000 in the second quarter of 2001.  Sales and marketing expenses increased by 15%, primarily as a result of the transition to a larger domestic sales force beginning in the first quarter of 2001 from the distributor organization used previously.  Accordingly, compensation expenses attributable to the sales effort increased in the second quarter of 2001 compared to the second quarter of 2000.  Other sales and marketing expenses, including advertising and professional services, have been curtailed compared to second quarter 2000 levels.  General and administrative expenses decreased by 11% compared to the second quarter of 2000, in spite of a $156,000 provision for a single potentially uncollectible receivable in 2001.  Administrative compensation, professional services and travel expenses have been reduced in comparison to second quarter 2000 levels, again in deference to the Company’s difficult cash situation.

The Company’s loss from operations decreased 21% from a loss of $3.3 million for the second quarter of 2000 to a loss of $2.6 million for the second quarter of 2001.

Interest income decreased by $119,000 or 99% from $120,000 for the second quarter of 2000 to $1,000 for the second quarter of 2001, reflecting the interest earned on the nominal cash balances the Company has maintained during 2001.  The Company completed an $8.3 million private placement in the second quarter of 2000, and maintained significantly larger cash balances in that year than in 2001.  Second quarter interest expense increased by $811,000 from $27,000 in 2000 to $838,000 in 2001, primarily as a result of non-cash interest charges associated with the Company’s equity line and convertible debentures.  These 2001 non-cash charges include the $672,000 write off of deferred offering costs attributable to the Company’s equity line and $156M attributable to the original issue discount and warrant expense amortization attributable to the convertible debentures.  The Company recognized a $500,000 gain on the sale of its 29% interest in the stock of Pepgen Corporation, a privately-held therapeutic company in the second quarter of 2001.

Six Months Ended June 30, 2001 and 2000

Revenues for the first half of 2001 increased $1.1 million or 60%, from $1,885,000 in 2000 to  $3,014,000 in 2001.  Revenue for the first half of 2001 represents 91% of full-year 2000 revenue.  Screening test revenues increased by 93%.  Sales to insurance company reference labs increased by 67% due to an increase in the number of insurance companies using urine testing and, in some cases, the broadening of policy limits for which urine testing is accepted by the underwriters.  International screening test sales composed almost 6% of first half 2001 screening test revenues, compared to none in the first half of 2000.   Sales of supplemental HIV-1 tests and antigen in the first half of 2001 increased by 46% compared to sales in the first half of 2000.  Urine western blot sales increased 42%, which compares favorably to the increase in domestic urine screening test sales.  Serum western blot sales increased 48%, primarily due to significant shipments to a new customer that commenced in the first quarter of 2001.  Antigen sales increased by 96% in response to large orders from a single customer who has expressed its intention to stockpile sufficient quantities of antigen to use until it is able to qualify a self-manufactured product with the FDA.  At the end of the second quarter, the Company had backorders in excess of $800,000 for this customer that it expects to fill prior to year-end, after which the Company expects to no longer be a supplier for this customer.

Gross margin improved from a loss of 45% in the first half of 2000 to a loss of 24% for the first half of 2001.  The closure of the Company’s Berkeley, California facility in February 2001, following the FDA inspection and approval of its Alameda, California manufacturing plant, contributed to the improvement, as did reductions in controllable costs, including payroll costs, in response to the company’s difficult cash flow situation.  The increase in antigen sales, the Company’s highest margin item, during the first quarter of 2001 also significantly improved the margin for both the first quarter and the first half of 2001 compared to prior year.  Additionally, the reduction in testing and calibration costs at the Alameda facility compared to the pre-FDA-inspection preparation level in 2000 also contributed to the margin improvement.  In both the Alameda, California and Rockville, Maryland facilities, the increased level of sales helped to mitigate the impact of underutilized facilities having high fixed costs.

Research and development costs decreased by 24%, from $1,116,000 for the first half of 2000 to $851,000 for the first half of 2001.  Approximately half of the decrease is attributable to the cessation of the facility validation and related consulting expenses incurred in 2000 in preparation for the FDA inspection of the Alameda facility.  Partially offsetting that decrease is the impact of new product development headcount and compensation expense added in the latter half of 2000, as well as specimen acquisition costs and consultant fees for new product development.  The Company also reduced its spending on pure research in the latter half of 2000, which continued into 2001.

Selling, general and administrative expenses increased $572,000 or 16%, from $3,522,000 for the first half of 2000 to $4,094,000 for the first half of 2001.  2001 expense includes a $156,000 provision for a single potentially uncollectible distributor receivable, which accounts for 4% of the increase.  First half 2001 expense reflects the increased compensation and travel costs associated with the Company’s expanded domestic sales force, replacing the distributor organization utilized in 2000.  Marketing professional services expenses also increased in 2001 in a continuing effort to increase awareness of the Company’s presence and products among Community Based Organizations who are customers of the laboratories to whom the Company markets its testing products and services.

The Company’s loss from operations increased $186,000 or 3% from a loss of $5.5 million for the first half of 2000 to a loss of $5.7 million for the first half of 2001.

Interest income decreased by 96%, from $162,000 in the first half of 2000 to $7,000 in the first half of 2001.  The Company completed an $8.3 million private placement early in the second quarter of 2000 and had higher invested cash balances than during the first half of 2001.  Interest expense increased by $1.3 million from $64,000 for the first half of 2000 to $1,351,000 for the first half of 2001.  $1,318,000 of the 2001 expense represents non-cash charges relating to the amortization of equity line offering costs and debenture conversion feature, original issue discount, and similar expenses of the financing vehicles the Company employed in 2001.  In April 2001, the Company sold its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000 and recognized a gain in that amount.

Liquidity and Capital Resources

Financing Activities

The Company has financed its operations from its inception primarily through the private placement of preferred stock and common stock, its Initial Public Offering (IPO) of common stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable.  During the first and second quarters of 2001, the Company began drawing funds under an equity line of credit or equity draw down facility that was completed at the end of the second quarter.  The Company also issued short-term convertible debentures in the first quarter of 2001 that were repaid or converted during the second quarter of 2001.

Following its July 1996 IPO and an October 1997 private placement, in January 1999, the Company completed a private placement of 3,102,500 shares of its Common Stock at $1.00 per share.  The Company received net proceeds of approximately $2.8 million after deducting placement agent commissions and additional expenses associated with the private placement.

In January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement required the Company to maintain certain financial covenants and comply with certain reporting and other requirements.  In addition, the Company's assets secured its borrowings under the agreement.  In January 2000, the loan was modified to extend the repayment term through August 2000.  In May 2000, the loan was again modified to increase the then outstanding principal balance by $250,000.  The $471,000 outstanding balance on this loan as of December 31, 2000 plus accrued interest was repaid in full in January 2001.

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

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures.  Under this arrangement, the Company issued two convertible debentures to the debentureholder in the principal amount of $550,000 each.  Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%.  The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001.  Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively.  Under the terms of the debentures, the debentureholder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture.  If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debentureholder increased to 15% of the average low bid price for the Company’s common stock for any three of the 22 trading days prior to the date of conversion.  Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debentureholder for 200,000 shares of common stock at an exercise price of $1.50.  The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001.  The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock.  The Company also redeemed a portion of the second debenture prior to its contractual maturity.  On June 12, 2001, the debentureholder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of the Company’s Common Stock, in accordance with the conversion provisions of the debenture.

On January 24, 2001 the Company amended a common stock purchase agreement for the future issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated as follows.  The investor committed up to $25 million to purchase the Company's common stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw of up to $6 million, subject to a formula based on the Company’s average stock price and average trading volume setting the maximum amount of the request for any given draw.  The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and the Company received the settled amount of the draw down. In conjunction with the agreement, the Company issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share.  At June 30, 2001, the Company had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions.  The Company and the investor now consider the equity line transaction to be completed.  The terms of the convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest.  Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures.

In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000.  The Company received the proceeds from the sale in two installments in April and May 2001.

The Company believes that its current cash position and currently available financing is not adequate to sustain operations at current levels beyond the early fourth quarter of 2001.  It is aggressively pursuing additional financing opportunities to sustain its operations and a financial restructuring of its currently outstanding liabilities.  The Company has already implemented steps to reduce its costs, including employee salary reductions and lay-offs, and reductions of professional services and other discretionary expenses that are not vital to the Company’s ability to generate revenues or that would adversely impact its manufacture of quality products.  The Company’s future liquidity and capital requirements will depend on numerous factors, including the ability to raise additional capital in a timely manner through additional investment, a potential merger, or similar transaction, as well as expanded market acceptance of its current products, improvements in the costs and efficiency of its manufacturing processes, its ability to develop and commercialize new products, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection.

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

The report of KPMG LLP covering the Company’s December 31, 2000 consolidated financial statements contains an explanatory paragraph that states that the Company’s recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Operating Activities

In the six month periods ended June 30, 2001 and 2000, the Company used cash of $2.4 million and $5.6 million, respectively, in its operations.  The cash used in operations was primarily for promoting and marketing the Company’s complete urine-based HIV-1 testing method, for manufacturing, and for research, selling, and general and administrative expenses of the Company.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”

SFAS No. 141 addresses the accounting for and reporting of business combinations and requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method.  This Statement applies to all business combinations initiated after June 30, 2001.  The Company does not expect that the adoption of SFAS No. 141 will have a material effect on its consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  This Statement changes the accounting for goodwill from an amortization method to an impairment-only method.  The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company’s fiscal year beginning January 1, 2002.  However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement.  The Company does not expect that the adoption of SFAS No. 141 will have a material effect on its consolidated financial statements.

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

      We May Not Be Able to Obtain Additional Financing That We Need to Sustain the Current Level of our Operations in the Fourth Quarter of 2001 and in the Future.  We do not believe that our currently available financing will be able to sustain operation at current levels beyond the early fourth quarter of fiscal 2001.  As of June 30, 2001, our cash on-hand was $172,000.  During the first quarter of 2001, our cash expenditures exceeded our cash receipts by $551,000 and our trade payables and accrued expenses increased by $2.3 million.  We will need to raise more money to continue to finance our operations during this fiscal quarter.  We may not be able to obtain additional financing on acceptable terms or at all.  Any failure to raise additional financing will place us in significant financial jeopardy.

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

       We Have Been Removed From the NASDAQ SmallCap Market and We Are Uncertain How Trading on the Over the Counter Bulletin Board Will Affect the Liquidity and Share Value of Our Stock. On July 13, 2001 our stock was removed from trading on the Nasdaq SmallCap Market as a result of the failure to comply with the Nasdaq Stock Market rules that required the minimum bid price for our common stock to exceed $1.00 per share and that we meet at least one of the following criteria:

•	our net tangible assets equal at least $2.0 million;
•	our market capitalization is equal to $35.0 million in public float; or
•	we recognized net income of at least $500,000 in our most recent fiscal year or in two of our three previous fiscal years.

Beginning on July 13, 2001, our stock now trades on the Over the Counter Bulletin Board.  Although the per share price of our common stock has declined since it was delisted from the Nasdaq SmallCap Market, trading volume in our stock has remained fairly constant.  We are uncertain, however, about the long-term impact, if any, on trading volume and share value as a result of trading on the Over the Counter Bulletin Board.

       The Price of Calypte's Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.  Our common stock has traded as low as $0.15 per share and as high as $5.125 per share in the twelve months ended July 31, 2001.  Some of the factors leading to the volatility include:

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;
•	fluctuations in our operating results;
•	concerns about our ability to finance our continuing operations;
•	financing arrangements we may enter which require the issuance of a significant number of shares in relation to the number of shares currently outstanding;
•	announcements of technological innovations or new products which we or our competitors make;
•	FDA and international regulatory actions;
•	availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;
•	developments with respect to patents or proprietary rights;
•	public concern as to the safety of products that we or others develop;
•	changes in health care policy in the United States or abroad;
•	changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally, and
•	fluctuations in market demand for and supply of our products.

       Calypte and the Price of Calypte Shares May be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.  All outstanding shares of our common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity–related financing on acceptable terms.

The Company has scheduled its Annual Meeting of Stockholders for September 20, 2001, at which time it is requesting stockholder approval to increase the number of authorized shares of its common stock from 50 million to 200 million.  Although there are currently no financing agreements in place, the Company expects that it will be necessary to issue a significant number of these newly authorized shares pursuant to potential agreements to finance its operations over the next several quarters.  The registration and issuance of these shares pursuant to a future financing arrangement could have a significant adverse affect on the trading price of our common stock.

       The Sale of Material Amounts of our Common Stock in order to Finance the Continuing Operations of the Company and the Eligility of Issued Shares for Resale May Substantially Dilute Our Common Stock and Place Significant Downward Pressure on its Trading Price.  Our  need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that the Company register such shares for resale by the investors to the public. These arrangements have taken various forms including Private Investments in Public Equities, ( “PIPE” transactions), equity lines of credit and convertible debentures. The Company expects that the financing arrangements it is currently considering will take similar forms to such prior financing arrangements. Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

      We Have Sustained Losses in the Past and We Expect to Sustain Losses in the Future.  We have incurred losses in each year since our inception.  Our net loss for the six months ended June 30, 2001 was $6.3 million and our accumulated deficit as of June 30, 2001 was $85.4 million.  We expect operating losses to continue for the next few quarters as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

      Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.  The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

•	actions taken by the FDA or foreign regulatory bodies relating to our products;
•	the extent to which our products and our HIV and STD testing service gain market acceptance;
•	the timing and size of distributor purchases; and
•	introductions of alternative means for testing for HIV by competitors.

      An Investor's Ability to Trade Our Common Stock May Be Limited By Trading Volume.  The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not continue on the Over the Counter Bulletin Board. The average daily trading volume in our common stock on the Over the Counter Bulletin Board from the start of trading on July 13, 2001 through August 7, 2001 was approximately 319,000 shares.  Daily volume during that period ranged from 75,600 shares to 1,001,700 shares.  The average daily trading volume in our common stock on the Nasdaq SmallCap Market was approximately 386,000 shares for the twelve months ended July 12, 2001.  Our daily volume during that period ranged from 33,800 to 22,257,600 shares.

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

                We Have Limited Experience Selling and Marketing Our HIV-1 Urine-Based Screening Test.  We have limited experience marketing and selling our products either directly or through our distributors.  The success of our products depends upon the success of our domestic marketing efforts and upon alliances with third-party international distributors.  There can be no assurance that:

•	our direct selling efforts will be effective;
•	our international distributors will successfully market our products; or
•	if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

Any disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to expend more resources on market penetration.

                Our Distribution and Sales Network for U.S. Hospitals, Public Health and Reference Laboratory Markets Has Thus Far Failed to Yield Significant Sales and Revenues.  We entered into distribution agreements with distributors of medical products to domestic healthcare markets, including the distribution agreement announced in September 1999 with Carter Wallace Inc. and the Sentinel HIV and STD Testing Service announced in May 2000.  These agreements did not yield significant sales and revenues and we terminated the agreement with Carter-Wallace effective March 31, 2001.  We have expanded our own direct sales force to penetrate the domestic healthcare markets.  If our efforts to market our products to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenue, we may have to cease operations.

                We Depend Upon the Viability of Three Products – Our HIV-1 Urine-Based Screening Test and our Urine and Blood Based Supplemental Tests.  Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our only products.  Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

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

                We Rely On Sole Source Suppliers That We Cannot Quickly Replace For Certain Components Critical To The Manufacture of Our Products.  Any delay or interruption in the supply of these components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales.  Our inability to pay for critical components on a timely basis may cause suppliers to delay or cease selling critical components to us, which could also impair our ability to manufacture.

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

                We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.  Competition in our diagnostic market is intense and we expect it to increase.  Within the United States, our competitors include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples.  Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours.  These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products’ market share.

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

In the Past, We Have Received Warning Letters From the FDA Regarding the Sufficiency of Our Manufacturing Records and Production Procedures and We Must Continue to Satisfy the FDA's Concerns In Order To Avoid Regulatory Action Against Us.  Between November 30, and December 9, 1999, the FDA conducted an inspection of the Rockville facility that resulted in observations requiring corrective actions or responses from the Company.  On January 7, 2000, the Company responded in writing to each of the FDA observations.  On March 21, 2000, the Company received a response from the FDA requesting additional information.  Company representatives met with and provided information to FDA officials on April 27, 2000 and on May 5, 2000 responded in writing to the request for additional information.  On June 6, 2000, the Company received a response from the FDA indicating that the Company's responses appeared to be satisfactory and that they would be verified during a subsequent inspection.  A subsequent inspection of the Company's Rockville facility occurred between April 3, and April 11, 2001 and resulted in a short list of observations requiring corrective actions.  The Company responded to the FDA in writing on April 23, 2001 addressing these observations and we are currently awaiting FDA's reply.

Between November 13 and 17, 2000, FDA conducted and inspection of the Company's Alameda facility.  No objectionable conditions were noted during this inspection.

If FDA subsequently determines that it is not satisfied with the Company's records, procedures, or facilities or corrective actions at either its Rockville or Alameda facilities, it could take regulatory action against the company, including license or product approval suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions.  Any such FDA action is likely to have a material adverse effect upon the Company's ability to conduct operations by limiting our ability to manufacture and ship our products.

                Our Research and Development of HIV Urine Tests Involves the Controlled Use of Hazardous Materials.  There can be no assurance that the Company’s safety procedures for handling and disposing of hazardous materials such as azide will comply with applicable regulations.  In addition, we cannot eliminate the risk of accidental contamination or injury from these materials.  We may be held liable for damages from such an accident and that liability could have a material adverse effect on the Company.

                We May Not Be Able to Retain Our Key Executives and Research and Development Personnel.  As a small company with 63 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2000, there have been no material changes in the Company’s market risk exposure.

PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

                During the three years ended June 30, 2001, the Company completed two private placements of shares of its Common Stock, issued $1.1 million face value of convertible debentures, and entered in to a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility.  See “Financing Activities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.  The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D of the Securities Act of 1933 as amended (“Securities Act”).  Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on March 5, 2001 for the equity line of credit.  The debentureholder was also an accredited investor as defined by Rule 501 of the Securities Act and the Company has registered for resale shares that have been or may be converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001.  The proceeds from each private placement, from the debentures, and from the equity line of credit have been used to finance operations.

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

	10.89	Agreement for Purchase and Sale of Preferred Stock of Pepgen Corporation between Registrant and Biotechnology Development Fund I, L.P. and Biotechnology Development Fund II, L.P. dated April 17, 2001

b.	Reports on Form 8-K

Form 8-K regarding Other Material Events, filed April 12, 2001 – Announcement of First Quarter Revenues, Financial Status and Possible Delisting From Nasdaq

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date:	August 14, 2001	By:	/s/ Nancy E. Katz

Nancy E. Katz
Chief Executive Officer, President, Chief Financial Officer
(Principal Accounting Officer)