Form 10-Q
period 2001-09-30
CALYPTE BIOMEDICAL CORP
filed 2001-11-13
CIK 899426

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  000-20985

CALYPTE BIOMEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1226727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1265 Harbor Bay Parkway, Alameda, California	94502
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒     No  ☐

The registrant had 33,970,826 shares of common stock outstanding as of November 12, 2001

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

ASSETS

	September 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$48	$723
Restricted cash	-	480
Accounts receivable, net of allowance of $191 at September 30, 2001 and $35 at December 31, 2000	467	374
Inventory	1,385	1,166
Prepaid expenses	161	464
Other current assets	13	5
Total current assets	2,074	3,212
Property and equipment, net of accumulated depreciation of $3,965 at September 30, 2001 and $4,435 at December 31, 2000	1,300	1,577
Intangibles, net of accumulated amortization of $34 at September 30, 2001 and $25 at December 31, 2000	22	31
Other assets	128	186
	$3,524	$5,006

LIABILITIES, MANDATORILY REDEEMABLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,229	$1,718
Accrued expenses	1,735	1,314
Note payable – current portion	400	471
Capital lease obligations - current portion	77	84
Deferred revenue	500	500
Total current liabilities	6,941	4,087
Deferred rent obligation	44	36
Capital lease obligations - long-term portion	56	78
Total liabilities	7,041	4,201
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,426	2,336
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 50,000,000 shares authorized; 33,755,826 and 25,533,064 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	34	26
Additional paid-in capital	81,014	77,582
Deferred compensation	-	(114)
Accumulated deficit	(86,991)	(79,025)
Total stockholders’ equity	(5,943)	(1,531)
	$3,524	$5,006

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues:
Product sales	$1,465	$835	$4,478	$2,720

Operating expenses:
Product costs	1,486	1,588	5,218	4,312
Research and development costs	351	496	1,201	1,612
Selling, general and administrative costs	1,249	1,915	5,343	5,437
Total expenses	3,086	3,999	11,762	11,361
Loss from operations	(1,621)	(3,164)	(7,284)	(8,641)
Interest income	1	85	8	247
Interest expense	(6)	(29)	(1,357)	(93)
Other income, net	-	5	524	4
Loss before income taxes and extraordinary item	(1,626)	(3,103)	(8,109)	(8,483)
Income taxes	-	-	(2)	(2)
Net loss before extraordinary item	(1,626)	(3,103)	(8,111)	(8,485)
Extraordinary gain on repurchase of beneficial conversion feature, net of income taxes	-	-	145	-
Net loss	(1,626)	(3,103)	(7,966)	(8,485)
Less dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	(90)	(90)
Net loss attributable to common stockholders	$(1,656)	$(3,133)	$(8,056)	$(8,575)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.05)	$(0.13)	$(0.27)	$(0.37)
Weighted average shares used to compute net loss per share attributable to common stockholders (basic and diluted)	33,153	24,969	29,373	23,362

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(7,966)	$(8,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	415
Amortization of deferred compensation	2	282
Amortization of debenture discounts and charge for beneficial conversion feature	646	-
Amortization of deferred offering costs	672	-
Expense related to common stock grants	164	-
Provision for doubtful accounts receivable	156	-
Gain on repurchase of beneficial conversion feature	(145)	-
Reduction in note receivable from officer	-	96
Gain on sale of Pepgen stock	(500)	-
(Gain) loss on sale of equipment	(23)	11
Changes in operating assets and liabilities:
Accounts receivable	(249)	85
Inventory	(219)	294
Prepaid expenses and other current assets	315	(188)
Other assets	58	1
Accounts payable, accrued expenses and deferred revenue	3,063	(666)
Deferred rent obligation	8	8
Net cash used in operating activities	(3,636)	(8,147)
Cash flows from investing activities:
Purchase of equipment	(61)	(359)
Proceeds from sales of equipment	23	27
Proceeds from sale of Pepgen stock	500	-
Notes receivable from officers	-	584
Purchase of securities available for sale	-	(11)
Sales of securities available for sale	-	514
Net cash provided by (used in) investing activities	462	755
Cash flows from financing activities:
Proceeds from sale of stock	2,569	8,481
Expenses related to sale of stock	(408)	(51)
Proceeds from issue of debentures	925	-
Repayment of debentures	(932)	-
Proceeds from notes payable	400	750
Principal payments on notes payable	(471)	(446)
Refund of cash pledged (cash pledged) to bank pursuant to loan agreement	480	(672)
Principal payments on capital lease obligations	(64)	(49)
Net cash provided by financing activities	2,499	8,013
Net increase in cash and cash equivalents	(675)	621
Cash and cash equivalents at beginning of period	723	2,652
Cash and cash equivalents at end of period	$48	$3,273
Supplemental disclosure of cash flow activities:
Cash paid for interest	$31	$93
Cash paid for income taxes	2	2
Supplemental disclosure of non-cash activities:
Refinance of capital lease obligation	-	96
Acquisition of equipment through capital lease obligations	35	-
Dividends accrued on mandatorily redeemable Series A preferred stock	90	90
Conversion of note payable to common stock	-	500
Deferred compensation attributable to stock option grants	(112)	214
Common stock grants	308	-
Original issue discount and expense withheld from debenture proceeds	175	-
Conversion of debenture payable and accrued interest to common stock	175	-

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 and 2000

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

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.  Interim results are not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s audited consolidated financial statements for each of the years in the three year period ended December 31, 2000 included in its Form 10-K filed with the SEC on March 5, 2001.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC.  The data disclosed in these consolidated financial statements and in the related notes is unaudited.

(2)     Significant Accounting Policies

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented.  The computation of diluted earnings per common share is similar to the computation of basic loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method.  The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented.  Options and warrants for 8,798,559 and 4,690,434 shares at September 30, 2001 and 2000, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was antidilutive.

(3)     Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes.  Actual results could differ materially from those estimates.

(4)     Restricted Cash and Note Payable

On January 17, 2001, the Company repaid in full the outstanding principal balance and accrued interest under its term loan agreement with the bank.  The Company used the cash pledged to the bank as the source of funds for the repayment.

(5)     Inventory

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method.  Inventory as of September 30, 2001 and December 31, 2000 consisted of the following (in thousands):

	2001	2000
Raw Materials	$347	$221
Work-in-Process	685	777
Finished Goods	353	168
Total Inventory	$1,385	$1,166

(6)     Debentures Payable

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

The Company issued a warrant for 200,000 shares of its common stock at an exercise price of $1.50 with the first debenture.  The warrant was valued on the date of issue at $0.75 per share using the Black-Scholes option-pricing model with the following assumptions:  expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%.  The expense associated with the warrants was accounted for as interest expense and amortized over the term of the first debenture.  The original issue discount was accounted for as interest expense and recognized using the effective interest method over the respective terms of the debentures.

On August 17, 2001, the Company modified the warrant, reducing its exercise price to $0.15 per share, and the debentureholder exercised it for the entire 200,000 shares.  The Company received $28,500 in net proceeds from the exercise of the warrants.  No additional interest expense was recorded as a result of the modification since the value of the modified warrant at the date of modification was below that of the original warrant.

(7)     Equity Financing and Deferred Offering Costs

The Company and an investor signed a Common Stock Purchase Agreement on November 2, 2000, subsequently amended on January 24, 2001 for the future issuance and purchase of the Company’s common stock.  The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility.  The draw down facility operated generally as follows:  The investor committed up to $25 million to purchase the Company’s common stock over a twelve month period.  Once during each draw down pricing period, the Company could request a draw of up to $6 million, subject to a formula based on the Company’s average stock price and trading volume setting the maximum amount of a request for any given draw.  The amount of money that the investor provided to the Company and the number of shares the Company issued in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement.  The investor received a 5% discount to the market price for the 22-day period and the Company received the settled amount of the draw down.  By the end of the second quarter of 2001, the Company had received net proceeds of $2,014,000 and had issued 5,085,018 shares of its common stock.  This represented all of the shares the Company had registered for sale under the draw down agreement, and the Company and the investor considered the agreement completed.  As discussed in Note 5, the Company was obligated to apply no less than 50% of the net proceeds from this financing to repay the debentures.

In conjunction with this agreement, the Company issued to the investor a three-year fully-vested warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.55 per share.  The warrants were valued on the date of issue at $0.73 per share using the Black-Scholes option-pricing model with the following assumptions:  expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%.  The warrant was accounted for as a deferred offering cost and was recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $25 million nominal commitment amount.  To the extent that not all of the $25 million commitment was drawn, the remaining deferred offering cost of $672,000 was charged as interest expense in the second quarter of 2001

On July 31 and August 2, 2001, the Company modified the exercise price for 300,000 shares each of the warrant to $0.20 per share, and the warrantholder exercised it for an aggregate of 600,000 shares.  The Company received $114,000 in net proceeds from the exercise of these warrants.  On August 17, 2001, the Company modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share.  The warrantholder exercised the remaining balance of the warrant and the Company received net proceeds of $57,000 after deducting expenses of the transaction.  No additional interest expense was recorded as a result of any of the modifications since the value of the modified warrant at the date of modification was below that of the original warrant.

(8)     Note Payable and Related Party Transaction

On August 29, 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its largest stockholder.  The Note bears interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001.  The Note was secured by certain inventory and accounts receivable. The due date of the note has been verbally extended and it remains unpaid at November 12, 2001.

(9)     Sale of Pepgen

In April 2001, the Company sold its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000 and recognized a gain on the sale of that amount.  The Company received the proceeds from the sale in two payments in April and May 2001.  The Company had carried its investment in Pepgen at zero value, as its proportionate share of Pepgen’s recognized losses had reduced its initial investment to that amount.

(10)         Financing and Subsequent Events

On August 23, 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s Common Stock over a twenty-four month period.  The initial closing of the transaction occurred on October 19, 2001.  Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s Common Stock.  The purchase price of the Common Stock purchased pursuant to any draw down will be equal to 88% of the daily volume weighted average price of the Company’s Common Stock on the applicable date.  In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant to the investment fund to purchase up to 4,192,286 shares of Common Stock at an exercise price of $0.2743 per share.   On October 26, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 30,000,000 shares of Common Stock that it may issue in conjunction with the equity line facility and the warrant.  On November 6, 2001, the Company issued its first draw down request in the amount of $250,000. On November 8, 2001, the Company executed a promissory note in the amount of $100,000 with the investment fund.  The Note bears interest at 15% per annum and principal plus accrued interest was due no later than November 9, 2001.  The Company is obligated to pay off the Note from the proceeds of the first draw down under the equity line facility.  The Company expects the settlement date for the first draw down to occur on or about November 13, 2001.  The Company expects to issue 1,264,666 shares of its common stock to the investment fund on the settlement date.  Net proceeds from the first draw down are expected to be approximately $236,500, before repayment of the Note.

On September 28, 2001, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware that increased the number of shares of authorized Common Stock from 50 million to 200 million.  The Company’s stockholders approved the Certificate of Amendment at the Annual Meeting of Stockholders held on September 20, 2001.  A principal purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance the Company's continuing operations, including the equity line discussed previously.

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

Through the end of the third quarter, the Company has achieved revenues equal to 135% of its full-year 2000 revenues and is on track to achieve revenues of $7 million for the full year 2001.  Current guidance calls for doubling of 2001 revenues in 2002.  The Company’s marketing strategy is to use focused direct selling, distributors, and marketing partners to penetrate targeted domestic markets.  For some time, the Company has maintained a small direct sales force to market its urine-based HIV-1 tests to reference laboratories serving the life insurance market.  Beginning in the first quarter of 2001, the Company expanded its direct sales force to target other domestic sectors, including public health clinics and laboratories, community based advocacy groups, and corrections agencies.  The Company addresses international markets utilizing resident diagnostic product distributors.  Although the Company expects operating losses to continue over the next few quarters as it continues to expand its sales and marketing activities for its current products and conducts additional research and development for process improvements and new products, it expects to achieve a small operating profit in the fourth quarter of 2002.  There can, however, be no assurance that the Company’s products will be successfully commercialized or that the Company will achieve significant product revenues.  In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through the fourth quarter of 2001, or to permit it to achieve the revenue and profitability guidance provided previously.  The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. Additionally, the Company is attempting to restructure its past due trade payables by offering a combination of stock and deferred cash payments to its materials suppliers and other service providers.  The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations.  The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all.  The Company’s inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

Results of Operations

The following represents selected financial data:

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Total revenue	$1,465	$835	$4,478	$2,720
Operating expenses:
Product costs	1,486	1,588	5,218	4,312
Research and development	351	496	1,201	1,612
Selling, general and administrative	1,249	1,915	5,343	5,437
Total expenses	3,086	3,999	11,762	11,361
Loss from operations	(1,621)	(3,164)	(7,284)	(8,641)
Interest income	1	85	8	247
Interest expense	(6)	(29)	(1,357)	(93)
Other income (expense)	-	5	524	4
Loss before income taxes and extraordinary item	$(1,626)	$(3,103)	$(8,109)	$(8,483)

Three Months Ended September30, 2001 and 2000

Revenues for the third quarter of 2001 increased by 75% or $630,000 from $835,000 for the third quarter of 2000 to $1,465,000 for the third quarter of 2001.  This represents the second highest revenue quarter in the Company’s history, following the $1.6 million record posted in the second quarter of 2001.  Temporary product supply interruptions that delayed some shipments from the third quarter to the fourth quarter of 2001 have been resolved.  Screening test sales to domestic insurance laboratories increased by 8% compared to third quarter 2000 levels, which had rebounded significantly following a low second quarter in 2000.  Sales to insurance reference labs continue to increase, reflecting both greater acceptance of urine testing by domestic life and disability insurance companies new to the Company’s portfolio and expanded underwriting acceptance, as evidenced by expanded policy limits among insurers who have previously adopted the urine screening algorithm.  International sales of the Company’s urine-based screening test were insignificant in the third quarter of both 2001 and 2000, however, it is worth noting that the Company completed its first shipment to its distributor in Malaysia in the third quarter of 2001.  Also during the third quarter of 2001, the Company received its second regulatory approval in the Peoples’ Republic of China permitting the shipment of its first significantly-sized order in the fourth quarter of 2001.  Third quarter 2001 sales of supplemental tests and antigen increased by almost two and one-half times compared to third quarter 2000 levels.  Sales of the urine Western Blot supplemental test more than doubled compared to the small base in the third quarter of 2000.  Revenues from the sale of the serum Western Blot supplemental test also more than doubled compared to third quarter 2000 levels.  This increase is the result of a combination of the significant price increase that took effect in July 2001 and the impact of shipments to a new customer that have continued since the first quarter of 2001.  The impact of the events of September 11, 2001, resulting in increased shipments to blood banks, will primarily affect fourth quarter 2001 revenues.

Gross margin on sales approached breakeven for the third quarter of 2001, at -1.5%, a significant improvement compared to the -90% margin for the third quarter of 2000.  The Company’s cash flow situation throughout the third quarter of 2001 has continued to necessitate minimizing controllable expenses, including payroll costs.  The closure of the Company’s Berkeley facility earlier in 2001 also contributed to the reduction in expense compared to third quarter 2000.  The increase in volume of products manufactured at both the California and Maryland facilities has partially mitigated the impact of high fixed infrastructure costs and underutilized facilities in both locations.  Additionally, incremental testing and calibration costs incurred during the third quarter of 2000 in the Alameda facility in preparation for FDA inspection and approval were not incurred in the comparable quarter of 2001.  Slightly offsetting the cost reductions indicated above, the increase in revenues from screening and supplemental test sales has increased the Company’s royalty expense.

Research and development expense decreased 29% from $496,000 in the third quarter of 2000 to $351,000 in the third quarter of 2001.  The Company’s expenditures for pure research and clinical trials decreased in the third quarter of 2001 in deference to the Company's cash flow situation.  The Company continues to focus its R&D efforts primarily on the development of a urine-based rapid test for the detection of HIV.

Selling, general and administrative expenses decreased by $666,000 or 35%, from $1,915,000 in the third quarter of 2000 to $1,249,000 in the third quarter of 2001.  Sales and marketing expenses decreased by 29%, in spite of the transition from the distributor organization to a larger domestic sales force beginning in the first quarter of 2001.  Although compensation expenses attributable to the sales and marketing effort were higher in the third quarter of 2001 than in the third quarter of 2000, other sales and marketing expenses, including advertising and professional services, were sharply curtailed compared to third quarter 2000 levels.  Third quarter general and administrative expenses decreased by almost half compared to the third quarter of 2000.  Administrative compensation, professional services and travel expenses have been significantly reduced in comparison to third quarter 2000 levels to reduce the Company's cash burn rate.

The Company’s loss from operations decreased 49% from a loss of $3.2 million for the third quarter of 2000 to a loss of $1.6 million for the third quarter of 2001.

Interest income decreased by $84,000 or 99% from $85,000 for the third quarter of 2000 to $1,000 for the third quarter of 2001, reflecting the nominal cash balances the Company has maintained during 2001.  Third quarter interest expense decreased by $23,000 from $29,000 in 2000 to $6,000 in 2001, primarily as a result of the scheduled reduction of interest expense associated with capitalized leases.

Nine Months Ended September 30, 2001 and 2000

Revenues for the first three quarters of 2001 increased $1.8 million or 65%, from $2,720,000 in 2000 to  $4,478,000 in 2001.  Revenues for the first nine months of 2001 represent 135% of full-year 2000 revenues.  Screening test revenues increased by 55%.  Sales to insurance company reference labs increased by 43% due to both an increase in the number of insurance companies using urine testing and, in some cases, the broadening of policy limits for which urine testing is accepted by the underwriters.  International screening test sales accounted for approximately 4% of nine months 2001 screening test revenues, compared to a negligible amount in the first nine months of 2000.   Revenues from the sale of supplemental HIV-1 tests and antigen in the first nine months of 2001 increased by 70% compared to revenues in the first nine months of 2000.  Urine western blot sales revenue increased 61%.  Serum western blot revenue increased 64%, due to the impact of significant shipments to a new customer that commenced in the first quarter of 2001 and a significant price increase that became effective in the third quarter of 2001.  Antigen sales increased by more than three times in the first nine months of 2001, primarily in response to large orders from one customer who has been and continues to stockpile the product.  This customer may account for more than 10% of the Company's full year 2001 revenues.

Gross margin improved from -59% in the first nine months of 2000 to -17% for the first nine months of 2001.  The closure of the Company’s Berkeley, California facility in February 2001, following the FDA inspection and approval of its Alameda, California manufacturing plant, contributed to the improvement, as did reductions in controllable costs, including payroll costs, imposed throughout 2001 in response to the company’s difficult cash flow situation.  The increase in antigen sales, the Company’s highest margin item, has also improved the gross margin for the first nine months of 2001 compared to prior year.  Additionally, the reduction in testing and calibration costs at the Alameda facility compared to the pre-FDA-inspection preparation level in 2000 has also contributed to the improvement in gross margin.  In both the Alameda, California and Rockville, Maryland facilities, increased sales volume sales has helped to mitigate the impact of high fixed infrastructure costs and underutilized facilities.

Research and development costs decreased by 25%, from $1,612,000 for the first nine months of 2000 to $1,201,000 for the first nine months of 2001.  Approximately two thirds of the decrease is attributable to the cessation of the facility validation and related consulting expenses incurred in 2000 in preparation for the FDA inspection of the Alameda facility.  Partially offsetting that decrease is the impact of new product development headcount and compensation expense added in the latter half of 2000, as well as specimen acquisition costs and consultant fees related to new product development.  The Company also reduced its spending on pure research in the latter half of 2000, which continued into 2001.

Selling, general and administrative expenses decreased $94,000 or 2%, from $5,437,000 for the first nine months of 2000 to $5,343,000 for the first half of 2001.  Nine months 2001 expense reflects increased compensation and travel costs associated with the Company’s expanded domestic sales and marketing force, replacing the distributor organization utilized in 2000.  Marketing and administrative professional services expenses decreased to offset these costs.  The Company continues its efforts to increase domestic awareness of the Company’s presence and products among Community Based Organizations and others who are customers of the laboratories to whom the Company markets its testing products and services, but has largely curtailed the use of other professional services to minimize its costs.

The Company’s loss from operations decreased $1,357,000 or 16% from a loss of $8.6 million for the first nine months of 2000 to a loss of $7.3 million for the first nine months of 2001.

Interest income decreased by 97%, from $247,000 in the first nine months of 2000 to $8,000 in the first nine months of 2001, reflecting the nominal cash balances the Company has maintained during 2001.  Interest expense increased by $1.3 million from $93,000 for the first nine months of 2000 to $1,357,000 for the first nine months of 2001.  $1,318,000 of the 2001 expense represents non-cash charges relating to the amortization of equity line offering costs and debenture conversion feature, original issue discount, and similar expenses of the financing vehicles the Company employed during the first half of 2001.  In April 2001, the Company sold its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000 and recognized a gain in that amount.

Liquidity and Capital Resources

Financing Activities

The Company has financed its operations from its inception primarily through the private placement of preferred stock and common stock, its Initial Public Offering (IPO) of common stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable.  During the first half of 2001, the Company began drawing funds under an equity line of credit or equity draw down facility that was completed at the end of the second quarter.  The Company also issued short-term convertible debentures in the first quarter of 2001 that were repaid or converted during the second quarter of 2001.  In the third quarter of 2001, the Company received proceeds upon the exercise of warrants that it had issued in conjunction with the equity line and debentures.

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

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures.  Under this arrangement, the Company issued two convertible debentures to the debentureholder in the principal amount of $550,000 each.  Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%.  The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001.  Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively.  Under the terms of the debentures, the debentureholder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture.  If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debentureholder increased to 15% of the average low bid price for the Company’s common stock for any three of the 22 trading days prior to the date of conversion.  Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debentureholder for 200,000 shares of common stock at an exercise price of $1.50.  The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001.  The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock.  The Company also redeemed a portion of the second debenture prior to its contractual maturity.  On June 12, 2001, the debentureholder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of the Company’s Common Stock, in accordance with the conversion provisions of the debenture.  The Company issued a warrant for 200,000 shares of its common stock at an exercise price of $1.50 with the first debenture.  On August 17, 2001, the Company modified the warrant, reducing its exercise price to $0.15 per share, and the debentureholder exercised it for the entire 200,000 shares.  The Company received $28,500 in net proceeds from the exercise of the warrants.

On January 24, 2001 the Company amended a common stock purchase agreement for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated as follows.  The investor committed up to $25 million or up to 20% of the Company's outstanding shares to purchase the Company's common stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw, subject to a formula based on the Company’s average stock price and average trading volume setting the maximum amount of the request for any given draw.  The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and the Company received the settled amount of the draw down. By June 30, 2001, the Company had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions.  This equity line transaction is now completed.  The terms of the convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest.  Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, the Company issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share.  On August 2 and August 8, 2001, the Company modified the exercise price for 300,000 shares each of the warrant to $0.20 per share, and the investor exercised it for an aggregate of 600,000 shares.  The Company received $114,000 in net proceeds from the exercise of these warrants.  On August 21, 2001, the Company modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share.  The investor exercised the remaining balance of the warrant and the Company received net proceeds of $57,000 after deducting expenses of the transaction.

In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000.  The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its largest stockholder.  The Note bears interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001.  The Note was secured by certain inventory and accounts receivable.  The due date of the note has been verbally extended and the note remains unpaid at November 12, 2001.

On August 23, 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s Common Stock over a twenty-four month period.  The initial closing of the transaction occurred on October 19, 2001.  Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s Common Stock.  The new facility operates similarly to the previous equity line facility employed earlier in the year.  The purchase price of the Common Stock purchased pursuant to any draw down under this facility will be equal to 88% of the daily volume weighted average price of the Company’s Common Stock on the applicable date.  In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant to the investment fund to purchase up to 4,192,286 shares of Common Stock at an exercise price of $0.2743 per share.  On October 26, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 30,000,000 shares of Common Stock that it may issue in conjunction with the equity line facility and the warrant.  On November 6, 2001, the Company issued its first draw down request in the amount of $250,000. On November 8, 2001, the Company executed a promissory note in the amount of $100,000 with the investment fund.  The Note bears interest at 15% per annum and principal plus accrued interest was due no later than November 9, 2001.  The Company is obligated to pay off the Note from the proceeds of the first draw down under the equity line facility.  The Company expects the settlement date for the first draw down to occur on or about November 13, 2001.  The Company expects to issue 1,264,666 shares of its common stock to the investment fund on the settlement date.  Net proceeds from the first draw down are expected to be approximately $236,500, before repayment of the Note.

The Company believes that its current cash position and currently available financing is not adequate to sustain operations at current levels throughout the fourth quarter of 2001 and beyond.  It is aggressively pursuing additional financing opportunities to sustain its operations and a financial restructuring of its currently outstanding liabilities.  The Company has already implemented steps to reduce its costs, including employee salary reductions and lay-offs, and reductions of professional services and other discretionary expenses that are not vital to the Company’s ability to generate revenues or that would adversely impact its manufacture of quality products.  The Company’s future liquidity and capital requirements will depend on numerous factors, including the ability to raise additional capital in a timely manner through additional investment, a potential merger, or similar transaction, as well as expanded market acceptance of its current products, improvements in the costs and efficiency of its manufacturing processes, its ability to develop and commercialize new products, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection.

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

The report of KPMG LLP dated February 23, 2001 covering the Company’s December 31, 2000 consolidated financial statements contains an explanatory paragraph that states that the Company’s recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Operating Activities

In the nine month periods ended September 30, 2001 and 2000, the Company used cash of $3.1 million and $8.1 million, respectively, in its operations.  The cash used in operations was primarily for promoting and marketing the Company’s complete urine-based HIV-1 testing method, for manufacturing, and for research, selling, and general and administrative expenses of the Company.

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

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  This Statement changes the accounting for goodwill from an amortization method to an impairment-only method.  The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company’s fiscal year beginning January 1, 2002.  However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement.  The Company does not expect that the adoption of SFAS No. 142 will have a material effect on its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, “ Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company is required to adopt the provisions of SFAS No. 143 beginning with its fiscal year that starts January 1, 2003.  The Company does not expect that adoption of SFAS 142 will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation.  However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of.  SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation.  However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations.  The Company is required to adopt the provisions of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002.  The Company does not believe that adoption of SFAS 142 will have a material effect on its consolidated financial statements.

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

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of our Operations and Alter our Business Model.

We must achieve profitability for our business model to succeed.  Prior to accomplishing this goal, we will need to raise additional funds, from equity or debt sources.  We believe that we may need to arrange additional financing of approximately $8 million in the next twelve months because amounts available under the new equity line may not be sufficient to meet our cash needs in the future.  In addition, business and economic conditions may make it unfeasible or undesirable to draw down under the equity line of credit at every opportunity, and only one draw down may occur at a time.  If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels.  We do not believe that our currently available financing will be able to sustain operations at current levels throughout the fourth quarter of fiscal 2001.  As of September 30, 2001, our cash on-hand was $48,000.  During the third quarter of 2001, our cash expenditures exceeded our cash receipts by $124,000 and our trade payables and accrued expenses increased by $600,000.  We will need to raise more money, in addition to the equity line of credit that has just commenced operation, to continue to finance our operations during this fiscal quarter and beyond.  We may not be able to obtain additional financing on acceptable terms or at all.  Any failure to raise additional financing will place us in significant financial jeopardy.

Our Independent Auditors have Stated that Our Recurring Losses from Operations and our Accumulated Deficit Raise Substantial Doubt about our Ability to Continue as a Going Concern.

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

Calypte and the Price of Our Shares May be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

All but a very small number of the outstanding shares of our Common Stock are freely tradable.  Sales of Common Stock in the public market could materially adversely affect the market price of our Common Stock.  Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Company’s Common Stock from 50 million to 200 million.  In addition to the shares that we are issuing to the investor pursuant to the equity line, we expect that it will be necessary to issue a significant number of these newly authorized shares pursuant to potential agreements to finance its operations over the next several quarters.  The registration and issuance of these shares pursuant to a future financing arrangement could have a significant adverse affect on the trading price of our Common Stock.

The Sale of Material Amounts of our Common Stock to Finance the Continuing Operations of the Company and the Eligibility of Issued Shares for Resale May Substantially Dilute Our Common Stock and Place Significant Downward Pressure on its Trading Price.

Our need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of Common Stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our Common Stock at a discount to the current market price.  Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public.  These arrangements have taken various forms including Private Investments in Public Equities, or “PIPE” transactions, equity lines of credit such as those we have utilized this year, and convertible debentures.  We expect that the additional financing arrangements we are currently considering will take similar forms to such prior financing arrangements.  Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price.  In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the nine months ended September 30, 2001 was $8.0 million and our accumulated deficit as of September 30, 2001 was $87.0 million. We expect operating losses to continue for the next few quarters as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

Risks Related to the Equity Line of Credit We Entered into On August 23, 2001

If the Price or the Trading Volume of our Common Stock Does Not Reach Certain Levels, We Will Be Unable to Draw Down All or Substantially All of the $10 Million Under the Equity Line, Which May Force Us to Significantly Curtail the Scope of our Operations and Alter our Business Plan.

The maximum amount of a draw down under our equity line facility is equal to a formula based upon the weighted average price for our Common Stock and its trading volume during the 60 calendar day period immediately prior to the date that we deliver notice to the investor of our intention to exercise a draw down, multiplied by the number of days in the draw down period.  We are allowed to exceed the maximum draw down amount only if we agree to set the minimum threshold price of the draw down, which is the stock price below which we will not draw down on the equity line, at 80% of the average of the five daily volume weighted average prices immediately prior to the issuance of the draw down notice.  Days on which the price of our Common Stock is less than the minimum threshold price will be excluded from the calculation of the draw down amount and will therefore reduce the amount of funds that we may draw down.

As a result, if our stock price and trading volume fall below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down all $10 million pursuant to the equity line facility.  For example, during the 60 calendar day period ended October 19, 2001, our weighted average stock price was $0.24 per share and our total trading volume was approximately 10.28 million shares.  Based on those stock price and trading volume levels during such period, the maximum draw down amount available to us over the two-year term of the equity line facility would be approximately $4.4 million.  Even if we exceeded the maximum draw down amount available, the mandatory threshold price would be likely to reduce the amount actually purchased at the end of the pricing period.  Accordingly, our stock price and the trading volume of our stock will have to increase substantially in the future in order for us to have access to the full $10 million under the equity line.  If we are unable to draw down the full $10 million, we may have to curtail the scope of our operations as contemplated by our business plan.

Our Equity Line Facility and the Issuance of Shares to the Investor Pursuant to the Equity Line May Cause Significant Dilution to our Stockholders and May Have a Negative Impact on the Market Price of our Common Stock.

The resale by the investor of the Common Stock that it purchases from us will increase the number of our publicly traded shares, which could put downward pressure on the market price of our Common Stock.  Moreover, as all the shares we sell to the investor will be available for immediate resale, the mere prospect of our sales to the investor could depress the market price for our Common Stock.  The shares of our Common Stock issuable to the investor under the equity line facility will be sold at 88% of the daily volume weighted average price of our Common Stock on the date of purchase subject to adjustment if our market capitalization increases significantly.  The proceeds paid to us upon each draw down will be net of a 5% placement fee to Ladenburg Thalmann & Co., the investment bank that introduced us to the investor.  If we were to require the investor to purchase our Common Stock at a time when our stock price is low, our existing Common Stockholders will experience substantial dilution.  The issuance of shares to the investor may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our Common Stock.  In addition, depending on the price per share of our Common Stock during the twenty-four month period of the equity line of credit, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our Common Stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our Common Stock.  Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our Common Stock.  By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our Common Stock.

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

•              our actual and projected revenues and expenses;

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

The number of shares that we will sell is directly related to the trading price of our Common Stock during each draw down period.  As the price of our Common Stock decreases, and if we decide to draw down on the equity line of credit, we will be required to issue more shares of our Common Stock for any given dollar amount invested by the investor.  Therefore, investors may find it difficult to predict the number of shares of our Common Stock that will be sold on the public market and which may adversely affect the market price of our Common Stock.

The Sale of Material Amounts of our Common Stock Could Reduce the Price of our Common Stock and Encourage Short Sales.

As we sell shares of our Common Stock to the investor pursuant to the equity line of credit and then the investor sells the Common Stock, our Common Stock price may decrease due to the additional shares in the market. As the price of our Common Stock decreases, and if we decide to draw down on the equity line of credit, we will be required to issue more shares of our Common Stock for any given dollar amount invested by the investor, subject to a designated minimum threshold price specified by us. This may encourage short sales, which could place further downward pressure on the price of our Common Stock.

Because the Investor is a Resident of a Foreign Country, It may be Difficult or Impossible to Obtain or Enforce Judgments Against It  and the Investor is also Subject to United States and Foreign Laws that Could Affect our Ability to Access the Equity Line Funds.

The investor is a resident of the British Virgin Islands and a substantial portion of its assets are located outside of the United States.  As a result, it may be difficult or impossible to effect service of process on Investor within the United States.  It may also be difficult or impossible to enforce judgments entered against Investor in courts in the United States based on civil liability provisions of the securities laws of the United States.  In addition, judgments obtained in the United States, especially those awarding punitive damages, may not be enforceable in foreign countries.

As an overseas investment fund, the investor is also subject to United States and foreign laws regulating the international flow of currency over which we have no control which could affect the availability of the equity line funds.  Any delay in our ability to receive funds under the equity line when expected could prevent us from receiving necessary capital and place us in significant financial jeopardy.

Risks Related to the Market for our Common Stock

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

On July 13, 2001 our stock was removed from trading on the Nasdaq SmallCap Market as a result of the failure to comply with the Nasdaq Stock Market rules that required the minimum bid price for our Common Stock to exceed $1.00 per share and that we meet at least one of the following criteria:

•            have net tangible assets equal at least $2.0 million;

•            have market capitalization is equal to $35.0 million in public float; or

•            recognize net income of at least $500,000 in our most recent fiscal year or in two of our three previous fiscal years.

Beginning on July 13, 2001, our stock has traded on the Over-the-Counter Bulletin Board.  Although the per share price of our Common Stock has declined since it was delisted from the Nasdaq SmallCap Market, trading volume in our stock has remained fairly constant. We are uncertain, however, about the long-term impact, if any, on trading volume and share value as a result of trading on the Over-the-Counter Bulletin Board.

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our Common Stock has traded as low as $0.09 per share and as high as $2.87 per share in the twelve months ended September 30, 2001.  Some of the factors leading to the volatility include:

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

An Investor's Ability to Trade Our Common Stock May Be Limited By Trading Volume.

The trading volume in our common shares has been relatively limited.  A consistently active trading market for our Common Stock may not continue on the Over the Counter Bulletin Board.  The average daily trading volume in our Common Stock on the Over the Counter Bulletin Board from the start of trading on July 13, 2001 through September 30, 2001 was approximately 285,000 shares.  Daily volume during that period ranged from 29,000 shares to 1,065,000 shares. The average daily trading volume in our Common Stock on the Nasdaq SmallCap Market was approximately 386,000 shares for the twelve months ended July 12, 2001.  Our daily volume during that period ranged from 33,800 to 22,257,600 shares.

Risks Related to our Business

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

We Have Limited Experience Selling and Marketing Our HIV-1 Urine-Based Screening Test.

Our urine-based products incorporate a unique method of determining the presence of HIV antibodies and we have limited experience marketing and selling them either directly or through our distributors. Calypte’s success depends upon the ability of domestic marketing efforts to penetrate expanded markets and upon alliances with third-party international distributors.  There can be no assurance that:

•            our direct selling efforts will be effective;

•            we will obtain any expanded degree of market acceptance among physicians, patients or health care payors; or others in the medical or public health community which are essential for expanded market acceptance of the products;

•            our international distributors will successfully market our products; or

•            if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

We have had FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since July 1998. We have achieved significant market penetration within the domestic life insurance industry, however, we have not achieved significant marketing penetration in domestic public health agencies or internationally.  Any disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to either cease operations or expend more resources on market penetration.

Our Distribution and Sales Network for U.S. Hospitals, Public Health and Reference Laboratory Markets Has Thus Far Failed to Yield Significant Sales and Revenues.

We entered into distribution agreements with distributors of medical products to domestic healthcare markets, including the distribution agreement announced in September 1999 with Carter Wallace Inc. and the Sentinel HIV and STD Testing Service announced in May 2000. These agreements did not yield significant sales and revenues and we terminated the agreement with Carter-Wallace effective March 31, 2001. We have expanded our own direct sales force to penetrate the domestic healthcare markets and relaunched Sentinel. If our efforts to market our products to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenue, we may have to cease operations.

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

In addition, we have received correspondence from the National Institutes of Health alleging that our HIV-1 urine-based test products are also subject to the patent under which we license our serum-based supplemental test and requesting the payment of additional license fees of approximately $300,000 for past shipments plus a royalty on future shipments of our urine-based test products.  We have informed the NIH that we do not agree with their analysis of the patent in question.  However, we cannot assure that we will be successful if the matter is pursued further by NIH or if it is litigated.  If our analysis of the patent does not prevail and if we become subject to royalty payments to the NIH for past and future shipments of our urine-based test products it would reduce the funds that we have available to fund our continuing operations and might result in a decrease in our gross margin on those products and/or cause us to increase the price of those products, which could adversely affect the market share for our urine-based products.

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

We Have Limited Experience in Manufacturing Our Products and Little Experience in Manufacturing Our Products In Commercial Quantities.

We may encounter difficulties in scaling-up production of new products, including problems involving:

•            production yields;

•            quality control and assurance;

•            raw material supply; and

•            shortages of qualified personnel.

Any such difficulty would affect our ability to meet increases in demand should our products gain market acceptance and reduce growth in our sales revenues.

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

Our Ability to Market Our Product Depends Upon Obtaining and Maintaining FDA and Foreign Regulatory Approvals.

Numerous governmental authorities in the United States and other countries regulate our products. The FDA regulates our products under federal statutes and regulations related to pre-clinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States.  In addition, our facilities are inspected periodically by the FDA with regard to the sufficiency of our manufacturing records and production procedures and we must continue to satisfy the FDA's concerns in order to avoid regulatory action against us.

If we fail to comply with FDA regulations, or if the FDA believes that we are not in compliance with such regulations, the FDA can:

•        detain or seize our products;

•        issue a recall of our products;

•        prohibit marketing and sales of our products; and

•        assess civil and criminal penalties against us, our officers or our employees.

We also plan to sell our products in certain foreign countries where they may be subject to similar local regulatory requirements. The imposition of any of the sanctions described above could have a material adverse effect on us by delaying or reducing the growth in our sales revenue or causing us to expend more resources to penetrate our target markets. The regulatory approval process in the United States and other countries is expensive, lengthy and uncertain. We may not obtain necessary regulatory approvals or clearances in a timely manner, if at all. We may lose previously obtained approvals or clearances or fail to comply with regulatory requirements. The occurrence of any of these events would be likely to have a material adverse effect on Calypte by disrupting our marketing and sales efforts.

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

We May Not Be Able to Retain Our Key Executives and Research and Development Personnel.

As a small company with 61 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us.

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

We Have Adopted a Stockholder Rights Plan That Has Certain Anti-takeover Effects.

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

PART II. OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds

During the three years ended September 30, 2001, the Company completed two private placements of shares of its Common Stock, issued $1.1 million face value of convertible debentures, and entered in to a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility.  See “Financing Activities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.  The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 as amended (“Securities Act”).  Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on January 25, 2001 and subsequently amended on February 9, 2001 and March 5, 2001 for the equity line of credit.  The debenture holder was also an accredited investor as defined by Rule 501 of the Securities Act and the Company has registered for resale shares that were converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001.  The proceeds from each private placement, from the debentures, and from the equity line of credit have been used to finance operations.

In August 2001, the Company entered into a second stock sale and purchase agreement in a form generally referred to as an equity line of credit.  The initial closing under that agreement occurred in October 2001.  The shares contemplated for sale pursuant to that agreement are exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act.  Shares will be sold to an accredited investor as defined in Rule 501 of the Securities Act and were registered for resale by such investor on Form S-2 on October 26, 2001.  The proceeds from the sale of stock under this equity line will also be used to finance operations.

Item 4.    Submission of Matters to a Vote of Security Holders

                Calypte’s stockholders voted on six proposals at the Company’s 2001 Annual Meeting of stockholders, which was held on September 20, 2001.

Proposal 1 was to re-elect all of the Company’s directors standing for re-election to serve as members of the Calypte Board of Directors until the 2002 annual meeting.  Mr. William A. Boeger did not stand for re-election as a member of the Board.

Proposal 2 was to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 50,000,000 to 200,000,000.

Proposal 3 was to amend the Company’s 2000 Equity Incentive Plan to increase by 13,000,000 the number of shares of Common Stock reserved for issuance under the Plan.

Proposal 4 was to amend the 1995 Director Option Plan to increase by 2,000,000 the number of shares of Common Stock reserved for issuance under the Plan.

Proposal 5 was to amend the 1995 Employee Stock Purchase Plan to increase by 1,000,000 the number of shares of Common Stock reserved for issuance under the Plan.

Proposal 6 was to ratify the appointment by the Board of Directors of KPMG LLP as independent auditors to audit the financial statements of the Company and its consolidated subsidiaries for the fiscal year ending December 31, 2001.

Each nominee for the Board of Directors was re-elected at the 2001 Annual Meeting.  The following number of votes was cast for and against each nominee:

	For	Against
David E. Collins	27,171,769	416,098
Nancy E. Katz	27,156,449	431,418
John J. DiPietro	27,027,720	560,147
Paul Freiman	27,124,135	463,732
Julius R. Krevans, M.D.	27,147,069	440,798
Mark Novitch, M.D.	27,135,869	451,998
Zafar Randawa, Ph.D.	27,172,214	415,653
Claudie E. Williams	27,171,400	416,467

The stockholders also approved the five remaining proposals.  The following votes were   tabulated:

	For	Against	Abstain	Broker Non-Vote
Proposal 2	26,763,605	755,361	68,901	-
Proposal 3	10,413,204	960,307	136,021	16,078,335
Proposal 4	10,399,171	985,290	125,071	16,078,335
Proposal 5	10,691,183	721,993	96,356	16,078,335
Proposal 6	27,335,963	150,385	101,519	-

Item 6.        Exhibits and Reports on Form 8-K

a.     Exhibits

None.

b.    Reports on Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: November 13, 2001	By:	/s/ Nancy E. Katz
Nancy E. Katz
Chief Executive Officer, President, Chief Financial Officer
(Principal Accounting Officer)