Form 10-K
period 2001-12-31
CALYPTE BIOMEDICAL CORP
filed 2002-03-11
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number: 000–20985

CALYPTE BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06–1226727 (I.R.S. Employer Identification Number)

1265 Harbor Bay Parkway, Alameda, California 94502
(Address of principal executive offices) (Zip Code)

(510) 749–5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10-K.  ☐

As of March 8, 2002, 43,539,974 shares of the registrant’s common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non–affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $8,592,802 computed at the closing price of the common stock on that date on the Over the Counter Bulletin Board.

CALYPTE BIOMEDICAL CORPORATION
FORM 10-K

Except for the historical information contained in this annual report on Form 10-K, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, uncertain market acceptance of our proprietary method of determining the presence of HIV antibodies, our limited experience selling and marketing our HIV-1 urine-based tests, limited operating history, and our ability to obtain additional financing, as well as the other risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company assumes no obligation to update any forward-looking statements contained herein.

PART I

Item 1. Business

The Company

Calypte Biomedical Corporation (“Calypte” or the “Company”) believes that it is a leader in the development of a urine–based screening test for the detection of antibodies to the Human Immunodeficiency Virus, Type–1 (“HIV–1”), the putative cause of Acquired Immunodeficiency Syndrome (“AIDS”). The Company has integrated several proprietary technologies to develop a test (the “Calypte urine-based HIV-1 screening test”) which, in clinical trials, detected the presence of HIV antibodies in urine with 99.7% sensitivity in subjects previously identified as HIV–1 infected through blood–based (serum/plasma) screening tests. In subjects at low risk for HIV, the specificity of the Calypte urine-based HIV-1 screening test used with a companion urine-based Western Blot supplemental test was 100%. Specificity and sensitivity in other populations, including those at high risk and those with other medical conditions, has been shown to be reduced in other clinical trials when compared to testing with blood specimens. Calypte believes that its proprietary urine–based HIV-1 screening test offers significant advantages compared with existing blood–based tests, including ease–of–use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. In contrast to blood, urine collection is non–invasive and painless, and urine is the most commonly collected body fluid. Consequently, the Company expects that most businesses and organizations that conduct HIV-1 testing will find the cost of collecting, handling, testing and disposing of urine specimens to be significantly less than that of blood specimens. In addition, independent studies report that the likelihood of finding infectious HIV virus in urine is extremely low, greatly reducing the risk and cost of accidental exposure to health care workers, laboratory personnel, and patients being tested.

The Company was incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of its initial public offering. In August 1996, the Company received a product license and an establishment license from the Food & Drug Administration (“FDA”) to manufacture and sell, in interstate and foreign commerce, the Company’s urine–based HIV–1 screening test for use in professional laboratory settings. In May 1998, Cambridge Biotech Corporation (“Cambridge Biotech”), the manufacturer of the companion urine-based HIV-1 Western Blot supplemental test, also received the product and establishment licenses from the FDA with respect to its urine-based Western Blot test. Calypte uses the Cambridge Biotech Western Blot urine-based test as a supplemental test on samples that have been repeatedly reactive in Calypte’s urine-based HIV–1 antibody screening test. As a result of the regulatory approvals, Calypte’s screening test, when used with the Western Blot urine-based supplemental test for HIV-1, became, and remains, the only complete FDA–approved urine–based HIV testing method. Alternatively, Cambridge Biotech’s serum-based Western Blot HIV-1 test can also be used as a supplemental confirmatory test for subjects whose urine samples have been reactive in Calypte’s urine-based screening test.

In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to Cambridge Biotech’s Western Blot product line for certain infectious diseases. The acquisition included Cambridge Biotech’s urine–based and serum–based HIV–1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T–Lymphotropic Virus (HTLV). The Company has discontinued both the Lyme Disease and HTLV tests.

In November 1999, Calypte received FDA approval of a “Day Assay” format for its “Cambridge Biotech” HIV–1 serum Western Blot assay. The FDA approval permits use of the supplemental serum-based Western Blot test in either a “Day Assay” (five hour) or overnight format, and allows more rapid test results for customers and their patients who need the results of their HIV tests as rapidly as possible.

The Company intends to develop additional or improved urine and blood–based tests for other infectious and viral diseases. The Company will also continue to explore the potential for an over–the–counter in–home urine collection kit.

Calypte markets its urine–based HIV–1 screening test and its Cambridge Biotech confirmatory tests through direct sales personnel and distributors depending upon the market segment and the location of the market. There can be no assurance that the Company’s planned products will receive or maintain FDA clearance or approval and become commercially available or that the Company’s FDA-approved products will maintain FDA clearance or approval and remain commercially available.

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

According to the December 2001 AIDS Epidemic Update published jointly by the Joint United Nations Programme on HIV/AIDS and the World Health Organization, at the end of 2001 an estimated 40 million people globally were living with HIV; over 21 million people had already died from the disease, and an estimated 5 million people were newly infected with HIV during 2001. The Update reported that about 3 million people died of AIDS during 2001. The publication also noted that about one-third of those currently living with HIV/AIDS are aged 15-24 years and that most of them do not know they carry the virus. HIV is spread by a transfer of bodily fluids, primarily through sexual contact, blood transfusions, sharing intravenous needles, accidental needle sticks or transmission from infected mothers to newborns.

The discovery in 1984 of circulating HIV antibodies in the blood led to the development and widespread use of HIV blood screening tests. Testing by blood banks of blood used in transfusions soon followed in an effort to maintain and protect the integrity of the blood supply. Most HIV antibody screening tests are enzyme immunoassays (“EIAs”). These tests operate on the principle that antibodies will react with a known antigen. This reaction is detected by using enzymes as indicators. Outside of blood bank screening, physicians, the life insurance industry, the military, the criminal justice system, and the Immigration and Naturalization Service generate the largest domestic demand for HIV testing.

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

HIV screening can also be performed by using a dried blood spot (“DBS”) specimen. DBS sampling, which was developed in the late 1980’s, is a variant of blood sampling initially designed for the testing of newborns. The DBS sampling method involves sticking a baby’s heel or an adult’s finger with a sharp lancet and collecting five or six drops of blood onto filter paper. The laboratory punches the dried blood spots out of the filter paper, and the non-cellular components of the blood spot are eluted back in liquid form by soaking the punches in diluent. The resulting fluid is then assayed by one of several traditional serum/plasma enzyme immunoassays licensed for use with DBS.

The DBS method, which is comparable in cost to traditional serum tests, is susceptible to problems in sample variability, the adequacy of volume for testing, pain on blood sampling and invasiveness.

The Calypte Urine-Based HIV-1 Screening and Supplemental Tests

Calypte’s proprietary urine-based HIV-1 screening test is non-invasive, easy to use, reliable and avoids many of the costs and risks associated with blood-based testing. The Company’s screening test, when used with the Western Blot supplemental test for urine provides the only complete urine-based HIV testing method. Laboratories using the Company’s method can complete the entire testing profile for HIV-1 antibody using a single urine specimen. The Company believes that the benefits of its testing method will enable it to penetrate existing markets and expand into new markets that are not served currently by the more expensive blood and oral fluid-based HIV test systems. Key benefits of the Company’s test include:

Ease of Use/Non-Invasive Collection.    Urine is the most commonly collected bodily fluid for laboratory testing as it is already being collected for testing purposes other than the detection of the HIV-1 antibody. Collection of the urine can take place any time of day, and the test does not require a 24-hour voided specimen or a midstream, clean-catch sample. Because it requires no special preservatives or containers, it is also easier to collect, handle, and discard than blood. Furthermore, the Company’s test is in standard EIA format and is designed to be used with standard laboratory equipment. Blood sampling is invasive and, for many patients, stressful and painful. The ability to screen non-invasively for HIV in all types of patients, including injection drug users and newborns, will enhance patient comfort and may significantly increase the voluntary testing rates in patients who might otherwise decline testing. Moreover, unlike urine collection, obtaining an oral fluid specimen is highly technique-dependent, requiring specific placement of a collection device in the mouth, rubbing the collection device along the gum line, and holding it in place for no less than two and no more than five minutes. Unlike oral fluid, the collection of urine does not require specially trained personnel, nor is its collection restricted to patients of certain ages.

Lower Overall Cost.    The Company’s urine-based screening test may lower significantly the overall cost of testing for HIV infection because the cost of collecting, transporting, testing and disposing of urine specimens can be significantly less than that of blood specimens, and less than the cost of an oral fluid screening test. Additional cost savings may accrue as a function of reduced needlestick incidents and their associated counseling, testing and lost productivity. With respect to oral fluid screening tests, the Company believes that each oral fluid collection device costs between $3.00 to $5.00, while a urine collection cup costs between $0.05 and $0.50. Moreover, since urine is often already being collected for other testing purposes, the incremental cost of collecting urine samples is likely to be lower than collecting oral fluids. Nonetheless, the total cost of deploying urine, blood or oral-based HIV screening tests or a combination thereof will vary according to the testing purpose and protocol and whether other diagnostic tests are performed simultaneously. The ancillary costs (such as collection method, accidental exposure to HIV and sample disposal) associated with blood testing are more expensive than urine testing.

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

Reliability.    The Company has performed clinical studies demonstrating the effectiveness of using urine as a reliable and clinically valid sample for HIV testing. In Company-funded clinical trials conducted by or on behalf of the Company, for the HIV-1 urine EIA and the urine Western Blot supplemental test, more than 11,000 paired blood and urine specimens were tested. Two measures of the reliability of our urine-based HIV test were employed-specificity and sensitivity. Specificity is the ability of an assay or method to identify all non-HIV infected individuals correctly. Sensitivity is the ability of the assay or method to detect truly HIV-infected individuals. In recent studies where specificity was assessed by testing specimens from a combined subset of low risk subjects, the resulting specificity was 100% for the screening test in conjunction with the supplemental test. Specificity and sensitivity in other populations, including those at high risk and those with other medical conditions, is reduced compared to testing with blood specimens. Sensitivity (correlation to blood tests) of the urine testing method was estimated by testing samples from a subset of individuals known to be infected with HIV-1, including those with a clinical diagnosis of AIDS. The sensitivity in that subset was measured at 99.7%.

In spite of the benefits of the Company’s urine-based screening and supplemental tests, such tests represent a new method of determining the presence of HIV antibodies. Blood-based and oral fluid based tests, which constitute competitive products, have the advantage of already being commercially marketed and have gained acceptance from the medical community. Furthermore, both blood-based and oral fluid based tests have been shown to be reliable media for detection of HIV. There can be no assurance that the Company’s urine-based screening test will gain any significant degree of market acceptance among physicians, patients or health care payors, even if the necessary reimbursement approvals are obtained.

Calypte’s HIV-1 antibody test is a much-needed alternative for people who fail to get tested for HIV because they are afraid of needles.    It is critical for all people at potential risk for HIV infection to learn their status because early detection and treatment have been shown to prevent debilitating opportunistic infections and to extend life. Studies have shown that between 21% to 50% of people would prefer a urine test rather than a blood test, and up to 80% of these individuals cited fear of needles as the reason for preferring a urine test. Between 800,000 to 900,000 Americans are living with HIV, and an estimated one in three do not know they are infected.

Test Methodology.    The Company’s urine-based screening test uses an industry-standard 96 well microtiter plate to detect antibodies to HIV-1 in urine. The HIV-1 antibodies, when present in urine, bind to Calypte’s proprietary antigen coated on prepared microtiter plates. A subsequent enzymatic reaction produces a color change revealing the presence of HIV-1 antibodies.

The screening test requires only 200 microliters of urine (approximately four drops) and can be performed using standard laboratory equipment. Samples can be shipped and stored at 15 to 30 degrees centigrade for up to 55 days, or for up to 1 year at 2 to 8 degrees centigrade, before testing. The laboratory protocol for testing urine is nearly identical to that of blood, and therefore requires few, if any, modifications to existing laboratory protocols.

The Cambridge Biotech HIV-1 Western Blot is an in vitro qualitative assay for the detection and identification of antibodies to HIV-1. This more specific assay is used as a supplemental test with specimens (serum, plasma or urine) that tested repeatedly reactive using an EIA screening procedure.

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

The Company’s Cambridge Biotech urine-based supplemental test uses the same commercially available Western Blot kit components as provided for the blood based Cambridge Biotech supplemental test. The test procedure is virtually identical as well, except that the urine-based supplemental test requires 1.0 milliliter of urine added directly to the standard kit diluent and the urine-based test requires additional times of incubation for the two detection steps. The same laboratory equipment is used for both the blood and urine supplemental tests.

Additionally, the Cambridge Biotech urine-based Western Blot kit is differentiated for urine-based testing by virtue of the urine Western Blot controls included with the Western Blot blood kit and a different blot interpretation criterion. For urine, blots showing the presence of a single band, gp160, equal to or greater intensity than the low positive urine Western Blot control are interpreted as a positive HIV-1 result. Urine blots have a lower indeterminate rate than blood, allowing more definitive negative or positive results.

In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to the Western Blot product line for HIV-1 and certain other infectious diseases. The acquisition included Cambridge Biotech’s urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Lyme Disease and Human T-Lymphotropic Virus (HTLV). Since the acquisition, the Company has made significant investments in the Rockville facility to enhance manufacturing capability and establish quality system compliance as a core competency. It has also discontinued production of the tests for Lyme Disease and HTLV.

The Cambridge Biotech Serum-Based HIV-1 Supplemental Test

As the first of the four supplemental blot tests for blood HIV-1 antibodies to be FDA-licensed, the serum-based Cambridge Biotech HIV-1 Western Blot kit has been in commercial distribution for more than 9 years. Since the FDA’s November 1999 approval of a “Day Assay” format, the supplemental test is available in both five-hour and an overnight format. Calypte sells The Cambridge Biotech serum-based Western Blot test for HIV-1 as a supplemental test to HIV-1 screening tests produced by other manufacturers.

The Sentinel Testing Service

In May 2000, the Company launched its participation in a new national urine-based testing service for HIV-1 antibody, chlamydia, and gonorrhea. The service, called Sentinel™ (“Sentinel”), was initially a collaboration between the Company, Wampole Laboratories, a division of Carter-Wallace, Inc. and Clinical Reference Laboratory. In August 2001, modifications were made to the service to strengthen the product offering. Sentinel is now a collaboration between the Company and Center for Disease Detection, a reference laboratory licensed for diagnostic testing throughout the United States. The service offers a painless, non-invasive, urine-based sampling method designed to identify HIV-1 antibody, and chlamydia and gonorrhea sexually transmitted diseases (“STDs”). The Sentinel service provides a four-day response and for the testing of all three STDs on urine, Sentinel is priced below the Medicaid reimbursement level in most states. The service is targeted primarily to community-based and AIDS service organizations. The Company manufactures the HIV-1 antibody tests used in the Sentinel service. Sentinel screening sales were not significant in either 2001 or 2000. The Company is focusing on expanding the U.S. Diagnostic and Sentinel business during 2002.

HIV Viral Lysate Stock

HIV viral lysate is a component that Calypte uses in the manufacture of its Cambridge Biotech Western Blot supplemental test products. Although Calypte does not actively market HIV viral lysate as a distinct product line, it does make sporadic sales of its HIV viral lysate stock from time to time. During 2001, viral lysate sales accounted for approximately 20% of Calypte’s revenues and such sales made the primary customer for HIV viral lysate Calypte’s second largest single customer. Calypte expects that HIV viral lysate sales will decrease during 2002 and the Company does not believe that such sales represent a long-term market opportunity. However, it does expect HIV viral lysate sales to continue sporadically at unpredictable levels in the short-term future.

Products Under Development

The Company’s research and development efforts are directed toward process improvements and the development of select high-priority new diagnostic products. Priority is determined on the basis of feasibility, probable cost to develop, regulatory complexity, market size and competition.

Rapid Test.    The Company has investigated the feasibility of a rapid test in response to the reports by the Center for Disease Control and Prevention (CDC) on the value of immediate HIV antibody test results and development is in an early stage. The high number of individuals who do not return for test results and counseling constitutes a threat to the public health. In addition, in emergency rooms, delivery rooms and other settings, there is an urgent need to know the HIV status of the patient. Since azidothymidine (“AZT”) treatment of pregnant mothers, even at delivery and for the newborn, has been shown to result in a substantial decrease in HIV transmission, there appears to be a new market for the reliable rapid test format. At this time, the Company believes it would be premature to issue predictions as to the product’s reliability and cost or the likelihood of success and timing of product development.

Other Diagnostics.    The Company intends to develop additional or improved urine tests for other infectious and viral diseases. The Company is focusing development on products which are complementary to its existing product line and market opportunities. These may include development of urine-based tests for assessment of liver and cardiac risk for use in the insurance underwriting industry and tests for additional sexually transmitted diseases.

OTC.    The Company will continue to explore the potential for an over-the-counter in-home urine collection kit for use in HIV diagnosis. However, due to regulatory approval uncertainties and cost concerns, this is not a near-term priority development for the Company.

Research and Development Spending. The Company continues to invest the funds in research and development that it believes are necessary and appropriate to ensure that its HIV-1 urine-based screening test meets customer requirements and to explore the potential for other new urine-based diagnostic products. The Company spent $1.5 million, $2.3 million and $4.1 million on product research and development in 2001, 2000 and 1999, respectively. Future spending will be devoted to product and process improvements for its existing products, as well as to new product development. Spending for 2002 is expected to approximate that of 2001, but is substantially dependent on the success of the Company’s financing activities during the year.

Sales, Marketing and Distribution

The Company’s marketing strategy is to use distributors and focused direct selling to penetrate certain targeted domestic markets. The Company maintains a small direct sales force to sell the Company’s HIV-1 screening test and potential future products to community-based organizations, public health laboratories, reference laboratories and the life insurance market. International and other U.S. markets have been addressed utilizing diagnostic product distributors. In late summer of 1998, the Company began selling its urine-based HIV-1 test with the Western Blot supplemental test in the U.S. To date, the Company has received approval for the sale of its product outside of the U.S. in Indonesia, the Republic of South Africa, the People’s Republic of China, and Malaysia. Several international approvals are pending, and the Company is working collaboratively with its distributors to obtain regulatory approval to market and promote the products in their local markets.

The Company anticipates that a portion of its revenues for the next several years will be derived from international distributor sales. International sales and operations involve a number of inherent risks and may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. Distributors of medical products in developing countries where the need for cost-effective HIV diagnostic tests may be the most acute often find it difficult to establish and maintain the necessary transportation, storage, and credit facilities. Certain of the Company’s distributors have limited international marketing experience, and there can be no assurance that the Company’s distributors will be able to successfully market the Company’s products in any international market.

The following table summarizes the markets and geographic regions covered by the Company and its distributors for its HIV-1 tests. It includes distribution arrangements that were in effect during 2001 and/or will be come effective in the first half of 2002. International distributors generally have exclusive rights within their geographical territory.

Company	Geographic Region	Markets
Calypte	United States	Community-based Organizations, Public Health and Reference Laboratories, Insurance testing
Calypte	Canada	Serum Western Blot – all markets Urine EIA – Insurance testing
Biomerieux	Worldwide	Serum HIV-1 Western Blot products
Otsuka Pharmaceutical	Japan	All
Teva Medical Ltd.	Israel	All
Pacific Business Development, Inc.	South Korea	All
Uni-Health Services Sdn. Bhd.	Malaysia	All
BioBras S.A.	Brazil	All
Beijing Hua Ai Science and Technology Development Co. Ltd.	People’s Republic of China	All
Medicure, Inc.	Philippines	All
PCN Healthcare	Thailand	All
Centrum Promotora Internacional	Mexico	All

The agreements generally have terms of from one to three years. Continuing exclusivity and agreement renewal or extension is typically dependent upon specific minimum purchases following successful local regulatory approval of the product.

The Company’s products represent an alternative to the blood-based method of determining the presence of HIV antibodies and there can be no assurance that these products will gain any significant degree of market acceptance among community-based organizations, physicians, patients or health care payors, even if necessary international and U.S. regulatory and reimbursement approvals are obtained. The Company believes that recommendations and endorsements by community based organizations and the medical community will be essential for market acceptance of the products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company has little experience marketing and selling its products either directly or through its distributors. The Company’s marketing strategy relies upon its direct sales force and its alliances with third-party distributors for the success of its products. There can be no assurance that the Company’s direct sales force will be effective, that its distributors will successfully market the Company’s products or that, if such relationships are terminated, the Company will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the Company’s distribution, sales or marketing network, or failure of the Company’s products to achieve market acceptance, could have a material adverse effect on the Company’s business, financial condition and results of operations.

In 2001, the Company’s revenue from product sales totaled $6.8 million. Approximately 95% of Calypte’s 2001 product sales revenues arose from sales to customers in the United States. The Company had a $68,000 backlog of unfilled orders at December 31, 2001.

The Company is currently negotiating with other potential distributors of its HIV product line in various countries, including Taiwan, India, and Russia and is investigating possibilities for expanding its distribution in China.

Manufacturing

The manufacture of the Company’s urine-based HIV test involves antigen production, plate processing and preparation of certain washes and other reagents. All processes are carried out under FDA Good Manufacturing Practices (“GMP”) regulations. Antigen production involves cell culture, antigen expression and purification. Following purification, the antigen is tested extensively and optimized for plate coating. The coating of standard 96 well microtiter plates with antigen is completed using industry standard plate coating equipment. Following binding of the antigen to the plates, the plates are blocked and stabilized to prevent nonspecific binding of the antigen. The plates are then dried and packaged in foil pouches. The washes and reagents are produced using standard solution preparation techniques.

In January 2001, Calypte’s Alameda, California manufacturing facility was granted pre-market approval (“PMA”) by the U.S. Food and Drug Administration (FDA) following a zero-observation pre-approval inspection. The capacity of the Alameda facility is approximately 20 million tests per year and is expected to significantly increase the Company’s production and distribution capabilities. The Company closed its original Berkeley site in February 2001. The Company’s other manufacturing site, located in Rockville, Maryland, remains in operation.

In December 1998, the Company acquired certain assets of Cambridge Biotech Corporation, including the manufacturing facilities for its HIV-1 product line in Rockville, Maryland. The Rockville facility also has an approved Biologics License (“BL”) from the FDA for the urine and blood-based Western Blots.

Between April 3 and April 11, 2001, the FDA conducted an inspection of the Rockville facility that resulted in a few minor observations requiring corrective actions or response from the Company. The Company responded in writing to the FDA on April 23, 2001 addressing these observations.

Although the FDA indicates it is currently satisfied with the Company’s responses, if the FDA subsequently determines that it is not satisfied with the Company’s responses and corrective actions regarding these matters at its Rockville facility, or if the FDA observes new conditions requiring corrective actions which remain unresolved following inspections at either the Alameda or Rockville facilities, the FDA could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action would likely have a material adverse effect upon the Company’s ability to conduct operations.

Calypte purchases raw materials and uses components in the manufacture of its products that it obtains from various suppliers. The Company uses some single-source components, and any delay or interruption in supply of these components could significantly impair the Company’s ability to manufacture products in sufficient quantities to meet established and increasing commercial demand because establishment of additional or replacement suppliers for single-source components cannot be accomplished quickly.

Calypte also has limited experience in the commercial-scale manufacture of its products. The Company currently manufactures its products for sale, for submission to FDA for ongoing compliance, for clinical trials, and for building its inventory. Calypte may encounter difficulties in scaling-up production of its products, including problems involving production yields, quality control and assurance, raw material supply and shortages of qualified personnel. Due to Calypte’s limited manufacturing experience, its estimates with regard to these and other operational requirements may be incomplete or inaccurate and unanticipated events and circumstances are likely to occur. Difficulties encountered by the Company in manufacturing scale-up to meet demand could have a material adverse effect on its business, financial condition and results of operations.

Due to the nature of its manufacturing processes, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, discharge, handling and disposal of certain materials and wastes. There can be no assurance that the Company will not be required to incur significant costs to comply with land use and environmental regulations as manufacturing is scaled-up to commercial levels, nor that the operations, business or financial condition of the Company will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies. There can be no assurance that the Company will be able to obtain and maintain all required permits in connection with the operation of its manufacturing facilities. As the Company manufactures its products on a larger commercial scale, it is a significant user and disposer of water. The disposal of water used in the Company’s manufacturing processes must comply with applicable federal, state and local environmental protection laws, and compliance with these laws may be costly and difficult.

The manufacturing facility in Maryland is a specialized facility incorporating Biosafety Level 3 controls for the manipulation of potentially infectious biological agents (HIV viruses) as well as the use of hazardous chemical materials. As such, this facility and the products manufactured there are subject to rigorous Federal, State and local regulatory controls including registration, licensing and specific material use permits. Should it become necessary to move the Maryland operations to a different location in the future, significant costs, time and resources would likely be required to validate such a transfer and obtain the required regulatory clearances.

Technology

The Company’s HIV-1 urine-based test is based on the discovery by scientists at the New York University Medical Center in 1988 that antibodies to HIV-1 could be found in urine. Prior to this discovery, it was commonly held that antibodies to systemic infections could not pass through the kidneys, and thus, could not be found in the urine of infected individuals. The researchers showed that antibodies to HIV-1 envelope antigens were present in all urine samples from HIV-1 seropositive subjects. Building on this discovery, the Company developed an HIV-1 urine enzyme immunoassay (“EIA”) to detect antibodies to HIV-1 in urine. There are two proprietary features of the Company’s HIV-1 urine-based EIA that result in a format sensitive enough to detect the low levels of HIV antibodies in urine: the antigen target and the sample buffer in the assay.

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

The Company has non-exclusive rights to the proprietary process used to express the recombinant HIV-1 envelope glycoprotein from Texas A&M University. This proprietary process for manufacture of rgp160 begins with the baculovirus expression vector system established in an insect cell culture. The consistent and high levels of rgp160 expression in baculovirus infected insect cell culture is a critical step in the overall manufacturing of rgp160. The Company improved and upgraded the Repligen Corporation (“Repligen”) process with a proprietary process which uses a system in which the HIV-1 envelope protein is produced in the insect cell membrane rather than typical tissue culture systems where the protein is secreted into insect cell culture media. Rgp160 is an insoluble protein and requires detergent based extraction and purification procedures which are proprietary.

The Company developed and has obtained a U.S. patent claiming a sample buffer formulation, which is used in the HIV-1 urine test. This sample buffer acts as a diluent for urine in the assay procedure and significantly increases test specificity by reducing non-specific binding of immunoglobulins (non-specific antibodies) and other substances in urine that would decrease specificity and sensitivity of HIV-1 antibody binding. Sample buffer is manufactured in the Company’s Alameda, California facility.

The Company’s products incorporate established immunoassay technology based on antibody-antigen reactions. Antibodies are immune system proteins produced as a result of an organism’s immune response to substances (antigens) foreign to the body and specifically bind to antigens and signal the immune system to assist in eliminating them. Immunoassays are used for diagnostic applications where the presence or absence of a specific analyte is being evaluated and allow the detection of some analytes at levels as low as one part per billion. Antigens include viruses, bacteria, parasites, chemical toxins and other foreign substances and hormones.

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

The Company’s HIV-1 urine-based supplemental test uses the Cambridge Biotech HIV-1 Western Blot kit with a procedure developed by Calypte for testing urine specimens. The Cambridge Biotech HIV-1 Western Blot kit is based on the combination of electrophoretic separation of complex mixtures of proteins with the highly sensitive immunoblotting technique. This method has been highly useful in characterizing the antigenic profile of HIV-1 and describing the immune response to HIV-1 in the serum/plasma of exposed or infected persons.

There are now two products available for the supplemental Cambridge Biotech HIV-1 Western Blot kit. One is used for testing blood and the other for testing urine specimens. The manufacture of these kits involves the production of an inactivated, partially purified HIV-1 lysate from HIV-1 propagated in an H9/HTLV-IIIb T-lymphcyte cell line. HIV-1 proteins are separated by molecular size using gel electrophoresis of the lysate in the presence of detergent (sodium dodecylsulfate). The separated HIV-1 proteins are electrotransferred from gel to a nitrocellulose membrane that is washed, blocked to minimize non-specific immunoglobulin binding and packaged. These kits provide controls and components which enable the detection and visualization of HIV-1 antibodies present in the specimen incubated with individual nitrocellulose membrane strips. Bands corresponding to specific location of HIV-1 proteins are used to interpret a positive, negative or indeterminate result.

Patents, Proprietary Rights and Licenses

The Company believes that its future success will depend in large part on its ability to protect its patents and proprietary rights. Accordingly, the Company’s ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company has two U.S. patents, one pending U.S. patent application, six foreign patents, and eight pending foreign patent applications. In addition, the Company currently has the right to utilize certain patents and proprietary rights under licensing agreements with New York University (“NYU”), Cambridge Biotech Corporation, Repligen, and Texas A&M University System. These license arrangements secure intellectual property rights for the manufacture and sale of the Company’s products.

The Company has licensed from NYU, on an exclusive basis, a U.S. patent for the detection of antibodies to HIV in urine. The rights under the license extend until the expiration of the U.S. patent in 2009. The Company has the right to make, use, sell and sublicense products utilizing the technology described in the patent and is obligated to make certain fixed and royalty payments to NYU to maintain exclusivity of the license. In connection with the NYU license, the Company also funded research at NYU through 1999. The Company has exclusive worldwide license to NYU inventions that arise from the research funded by the Company.

The Company has sublicensed from Cambridge Biotech Corporation proprietary technology related to the HIV envelope glycoprotein. The sublicense grants to the Company a non-exclusive worldwide sublicense to make, have made, use and sell products that relate to the licensed technology. The Company is required to pay Cambridge Biotech Corporation royalties on products incorporating the licensed technology. The license extends until the expiration of the licensed patents in 2005, although the Company can terminate the agreement at any time upon 30 day’s written notice.

The Company has been granted a non-exclusive license from Texas A&M University to make, have made, use and sell products based on its proprietary recombinant expression systems. The Company is required to pay certain fixed and royalty payments to Texas A&M University on net sales varying with the content of Texas A&M’s technology in the Company’s products.

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

In conjunction with Calypte’s acquisition of certain assets of Cambridge Biotech related to Cambridge Biotech’s Western Blot supplemental tests for HIV-1, Calypte assumed certain patent and proprietary rights material to the manufacture and sale of the serum-based Western Blot test under a licensing agreement with the National Institutes of Health (“NIH”).

In the event that the Company does not develop alternate sources of revenues, its obligation to make minimum royalty payments under licenses requiring such payments could have a material adverse impact on the Company’s results of operations. Failure to make required minimum royalty payments may also result in the loss by the Company of exclusivity under, or termination of, such certain licenses. In February 2002, the Company reached agreements with NYU with respect to past due royalty payments and is currently in discussions with Biomerieux and NIH regarding past due payments under their respective licenses.

The HIV testing industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation or interference proceedings could result in significant diversion of efforts by the Company’s management and technical personnel. There are a number of filed and issued patents involved with the detection of HIV antibodies. One such patent is currently owned by Chiron Corporation. While the Company, based on the opinion of its patent counsel, believes that its urine-based HIV-1 screening test does not infringe the Chiron patent, there can be no assurances that Chiron will not assert such claims against the Company. In addition, Calypte has received correspondence from NIH alleging that the Company’s urine-based test products are also subject to the patent under which the Company licenses its serum-based Western Blot supplemental test and requesting the payment of additional license fees on both past and future product shipments. Calypte has informed NIH that it does not agree with NIH’s analysis of the patent in question and the parties are continuing discussion. Patent litigation can be costly and protracted. The expense of litigating a claim against the Company for patent infringement could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event that the Company was found to be infringing a validly issued patent, and the Company could not obtain a license to such patent on reasonable terms, the Company could be forced to pay damages, obtain a license to such patent at a significantly higher rate or, possibly, remove its urine-based HIV-1 screening test from the market. Such an event would have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not have, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with the Company’s ability to make, use or sell its products either in the U.S. or in international markets. There can be no assurance that the Company will not be required to obtain additional cross licenses in the future or that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office (“USPTO”) to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

Although patent and intellectual property disputes in the medical diagnostic area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to maintain exclusivity under or maintain its current license agreements. Termination of any of these licenses could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual’s relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. However, certain of the Company’s agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

Government Regulation

Overview

The Company’s products are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company’s products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (the “Act”), as amended by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, and the FDA Modernization Act of 1997 among other laws. Under the Act, the FDA regulates the preclinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the U.S. The FDA prohibits a device, whether or not cleared under a 510(k) premarket notification, or approved under a pre-market approval (“PMA”) or a biologics license application, from being marketed for unapproved uses. If the FDA believes that a company is not in compliance with the regulations, it can institute proceedings to detain or seize a product, issue a recall, prohibit marketing and sales of the company’s products and assess civil and criminal penalties against the company, its officers or its employees. Furthermore, the Company plans to sell products in certain foreign countries which impose local regulatory requirements. The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. Failure to comply with FDA and foreign regulatory requirements could result in civil monetary penalties or criminal sanctions, restrictions on or injunctions against marketing of the Company’s products. Additional enforcement actions may potentially include seizure or recall of the Company’s products, and other regulatory action. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances in a timely manner or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company’s business, financial condition and results of operations.

HIV-1 Screening and Supplemental Tests

The Company’s HIV-1 screening and supplemental tests are regulated by the FDA Center for Biologics Evaluation and Research. When the screening test was submitted to the FDA in September 1992, the FDA required a product license application (“PLA”) and an establishment licensing application (“ELA”) for the Company’s Berkeley, California manufacturing facility. In August 1996, the Company received a product license and an establishment license from the FDA to manufacture and sell, in interstate and foreign commerce, the Company’s urine-based HIV-1 screening test for use in laboratory settings.

In December 1998, Calypte acquired the assets relating to the Western Blot product line of Cambridge Biotech Corporation for HIV-1. Both the urine and serum-based HIV-1 Western Blot products have received a product license and an establishment license from the FDA. In March 1999, the licenses were transferred from Cambridge Biotech Corporation to Calypte and replaced with a Biologics License (“BL”). In January 2001, the HIV-1 screening test was transferred from the biologics license to an approved PMA application concurrent with the approval of the Company’s Alameda, California manufacturing facility. In June 2001, the urine HIV supplemental Western Blot product, manufactured in the Company’s Rockville Maryland facility, was transferred from the biologics license to an approved PMA application.

Manufacturing Facilities

The FDA requires the Company’s products to be manufactured in compliance with Good Manufacturing Practices (“GMP”) regulations. In addition, the Company is subject to certain additional manufacturing regulations imposed by the State of California for the Alameda facility and the State of Maryland for the Rockville facility where the blots are manufactured. These regulations require that the Company manufacture its products and maintain related documentation for testing and control activities. The Company’s facilities and manufacturing processes have been periodically inspected by the FDA and other agencies and remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that Calypte’s manufacturing facilities will satisfy FDA, GMP or California and Maryland manufacturing requirements. Enforcement of the GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly enforced. In the event that the FDA determines the Company to be out of compliance with its regulations and to the extent that the Company is unable to convince the FDA of the adequacy of its compliance, the FDA has the power to assert penalties, including injunctions or temporary suspension of shipment until compliance is achieved. In addition, the FDA will not approve a biologics license or PMA if the facility is found in noncompliance with GMPs. Such penalties could have a material adverse effect on the Company’s business, financial condition and results of operations.

Also, the manufacturing facility in Maryland is a specialized facility incorporating Biosafety Level 3 controls for the manipulation of potentially infectious biological agents (HIV viruses) as well as the use of hazardous chemical materials. As such, this facility and the products manufactured there are subject to rigorous federal, state and local regulatory controls including registration, licensing and specific material use permits. Should it become necessary to move the Maryland operations to a different location in the future, significant costs, time and resources would likely be required to validate such a transfer and obtain the required regulatory clearances.

In addition, the manufacture, sale or use of the Company’s products are subject to regulation by other federal entities, such as the Occupational Safety and Health Agency, the Environmental Protection Agency, and

by various state agencies, including the California Environmental Protection Agency. Federal and state regulations regarding the manufacture, sale or use of the Company’s products are subject to future change, and these changes could have a material adverse effect on the Company’s business, financial condition and results of operations.

Product Liability and Recall Risk; Limited Insurance Coverage.    The manufacture and sale of medical diagnostic products subjects Calypte to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims that exceed our insurance coverage could have a material adverse effect on us. We maintain a $10,000,000 claims made policy of product liability insurance against which no claims have been made. However, product liability insurance is expensive. In the future, we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability that we incur in connection with clinical trials or sales of our products.

International

The Company’s Alameda, California manufacturing site was awarded ISO 9001/EN 46001/ ISO 13485 certification on March 14, 2001. Distribution of the Company’s products outside the United States is subject to regulatory requirements that vary from country to country. In a number of foreign countries, FDA approval is required prior to approval in that country. The export by the Company of certain of its products that have not yet been approved for domestic commercial distribution may be subject to FDA export restrictions. Approval and registration processes are underway in several countries including Brazil, South Korea, Hungary, Philippines, and Mexico. To date, in countries operating their own agencies for the evaluation and registration of HIV testing kits, the Company has received approval in Malaysia and The People’s Republic of China. Additionally, the HIV screening test has been authorized for importation into The Republic of South Africa. Failure to obtain additional regulatory approvals or failure to comply with regulatory requirements would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The suppliers of blood-based HIV tests in the United States include Abbott Laboratories (“Abbott”), Biomerieux, Ortho Clinical Diagnostics (“Ortho”), a division of Johnson & Johnson, and Bio-Rad Laboratories (“Bio-Rad”). All of these companies have many years of HIV market experience, and they typically offer a number of different testing products. Abbott, Bio-Rad and Ortho currently sell FDA-licensed blood-based HIV-1/HIV-2 combination tests on the market in the United States, and other companies may be developing HIV-1/HIV-2 products. Calypte’s urine-based screening test does not include testing for HIV-2 and the Company does not currently plan to add HIV-2 screening capability to this test. In addition nucleic acid amplification testing (“NAT”), has received FDA approval for screening plasma donations. There is no consensus at this time on the use of serological testing in the NAT algorithm.

The Company believes that HIV screening tests designed to use oral fluid may offer significant competition to the Company’s urine-based HIV-1 screening test. The OraSure™ collection device manufactured by OraSure, Inc., used in conjunction with an HIV-1 EIA manufactured by Biomerieux received FDA approval for marketing in the United States in December 1994. In June 1996, Epitope, Inc., the predecessor to OraSure, Inc., received approval from the FDA for a Western Blot oral-fluid confirmatory test.

In addition, market dynamics are expected to change with the approval and full-scale launch of Rapid HIV tests. The Centers for Disease Control and the World Health Organization are strong proponents of the benefits of rapid testing in the fight against the spread of HIV and AIDS. While not expected to eliminate the need for current HIV screening tests, it is anticipated that rapid tests will ultimately control a significant share of the worldwide testing market

The Company is not aware of any competitors which have submitted urine-based HIV screening tests to the FDA, but there can be no assurance that such tests will not be submitted in the future for approval by the FDA. The Company is aware of only one other manufacturer, Murex Corporation (“Murex”), now owned by Abbott Laboratories which has publicly announced urine capability for an HIV test. Murex manufactures a number of HIV assays in microtiter format. The Company is not aware that any of these assays have been submitted to the FDA for review. One such microtiter assay, “gacelisa,” is intended for use on saliva and urine samples but is marketed only outside of the U.S. primarily as a research assay. Murex markets one HIV product in the U.S., the FDA-licensed Single Use Diagnostic System (“SUDS”) rapid test, which is intended for use on serum and plasma only. Although urine capability for this test has been reported in scientific literature, the Company is not aware of any applications for expanded sampling claims for this assay. In addition, the SUDS assay format is not conducive to high-volume testing. Murex is also a significant customer of Calypte’s, purchasing HIV viral lysate for use in its serum-based diagnostic tests.

Essentially all of the Company’s competitors actively market their diagnostic products outside of the U.S. In addition, outside of the U.S., where the regulatory requirements for HIV screening tests are less demanding than those of the FDA, a much wider range of competitors can be found. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurances that the Company’s products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval.

Employees

As of December 31, 2001, the Company had 66 full time employees, three of whom were engaged in or directly supported the Company’s research and development activities, 43 of whom were in manufacturing, facilities and quality assurance, ten of whom were in marketing and sales and ten of whom were in administration. The Company’s employees are not represented by a union or collective bargaining entity. The Company believes its relations with its employees are good.

Scientific Advisory Board

The Scientific Advisory Board is composed of certain of the Company’s scientists and other leading scientists who have been actively involved in pioneering HIV research. Scientific Advisory Board members meet as a group and individually with management and key scientific employees of the Company on an as-needed basis. Scientific Advisory Board members have taken an active role in helping the Company identify scientific and product development opportunities and recruiting and evaluating the Company’s scientific staff. The Company has granted options to acquire its Common Stock to members of the Scientific Advisory Board.

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

Alvin Friedman-Kien, M.D., Professor, New York University Medical Center, New York. Since 1994, Dr. Friedman-Kien has been a Professor of Microbiology and Dermatology at New York University Medical Center and Bellevue Hospital. Dr. Friedman-Kien is a clinician and researcher with expertise in the field of AIDS and AIDS related opportunistic infections. In particular, Professor Friedman-Kien is an expert in the etiological relationship between HIV and other human viruses. Dr. Freidman-Kein was the first to report the detection of antibodies to HIV in urine. Friedman-Kien. Dr. Friedman-Kien graduated in 1956 with a B.A. degree from Brown University and received an M.D. degree from Yale University Medical School in 1960.

Toby D. Gottfried, Ph.D. served as the Company’s Director of Research and Development from the time she joined the Company in 1988 until June 2001. Since June 2001, she has served as the Company’s Chief Science Officer. From 1983 until 1988 she was a founding Senior Scientist of Carcinex Corporation, a cancer therapeutic company. From 1978 until 1980, Dr. Gottfried was a scientist at the Hepatitis Research Laboratory of the University of California, San Francisco Medical Center. Her post-doctoral fellowship from 1980 until 1983 at the University of California, Berkeley, was in the area of monoclonal antibody attachment to toxins for targeting cancer cells. Dr. Gottfried received her Ph.D. in Biochemistry from the University of Pennsylvania and her B.S. from Cornell University.

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

Daniel Landers, M.D., Director for the Division of Reproductive and Infectious Diseases and Immunology, Department of Obstetrics, Gynecology & Reproductive Sciences, Magee-Womens Hospital at the University of Pittsburgh. From 1992 to 1995, Dr. Landers was Associate Professor for the Department of Obstetrics, Gynecology and Reproductive Sciences at UCSF. He is a well-known expert in sexually transmitted diseases in women and the recipient of numerous awards, including the Susman Memorial Award for the Infectious Diseases Society of America, Young Investigator Award for Infectious Disease Society for OB/GYN, an NIH Physician-Scientist Award, and the Pediatric AIDS Foundation Scholar Award. He received his M.D. in 1980 at UCSF.

Luc Montagnier, M.D., Director of Viral Oncology, Pasteur Institute, Paris, France. Professor Montagnier began his career as a researcher at the Centre National de la Recherche Scientifique. In 1972, he joined the Pasteur Institute and formed the Division of Viral Oncology. In 1983, he discovered the HIV virus and showed its etiologic role in AIDS. In 1985, his research team isolated the second human AIDS virus (HIV-2) from West African patients. In 1998, Professor Montagnier expanded his research efforts to the United States by accepting an endowed professorship at Queens College, New York. He is in charge of the Center for Molecular and Cellular Biology, where research efforts are focused on HIV therapeutics and vaccines. Professor Montagnier also continues his research efforts in Paris at both the Pasteur Institute and his World Foundation AIDS Research and Prevention. Among the numerous honors and prizes received by Professor Montagnier are the Rosen Price (1971), The Gallien Prize (1985), the Lasker Prize (1986), the Gairdner Price (1987), the Japan Prize (1988), and the Amsterdam Prize (1994). He is also a Comandeur de l’Ordre National merite and is a Director of the French National Center of Scientific Research.

Risk Factors

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2. Properties

The Company leases approximately 22,000 square feet of office, research, and manufacturing space in Alameda, California under a lease that expires in November 2003 and includes an option to renew for one five-year period.

Calypte also subleases properties in Rockville, Maryland. The subleases of approximately 42,000 square feet of office and manufacturing space expire in October 2006. In January 2002, the Company notified its landlord that it planned to vacate approximately 13,000 square feet of its space by April 1, 2002 and consolidate its operations to a single floor of the leased facility.

The Company believes that its existing facilities, including the impact of the consolidated space at the Rockville facility, are adequate to support its expected activities and production requirements for the foreseeable future.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

For a discussion on the submission of matters to a vote of the security holders at the Company’s 2001 annual meeting, please see the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock commenced trading on the Nasdaq SmallCap Market on July 26, 1996 under the symbol “CALY.” The Company’s stock was removed from listing on the Nasdaq Small Cap Market on July 13, 2001 as a result of the Company’s failure to meet the market’s listing maintenance requirements. Beginning on July 13, 2001 and thereafter, the Company’s stock has traded on the Over the Counter Bulletin Board under the symbol CALY.OB. High and low sales prices reported by the Over the Counter Bulletin Board and by Nasdaq during the periods indicated are shown below.

Fiscal Year	Quarter	High	Low
2001	4th	$0.320	$0.140
2001	3rd	0.580	0.090
2001	2nd	0.690	0.150
2001	1st	1.469	0.620
2000	4th	2.875	1.000
2000	3rd	5.125	1.281
2000	2nd	3.250	1.750
2000	1st	7.250	2.188

On February 28, 2002, there were 349 holders of record of the Common Stock, and the closing price of the Common Stock was $0.185. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

Sales of Common Stock

Private Placement of Common Stock

In November 2001, the Company sold 1,575,855 shares of Common Stock under Regulation D of the Securities Act of 1933 (“the Securities Act”), to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors will be restricted for twelve months from the date of purchase. Three members of the Company’s Board of Directors, David Collins, Nancy Katz, and Mark Novitch, purchased an aggregate of 721,154 shares of this offering. The proceeds of this offering have been used to fund the Company’s current operations.

Subsequent Events

Private Placement of Convertible Debentures and Warrants

On February 12, 2002, the Company announced that it had signed an agreement to place up to $850,000 in two secured convertible debentures with a private investment fund in a private placement pursuant to Regulation D of the Securities Act. In conjunction with this transaction, the Company issued warrants to purchase up to 13,700,000 shares of its Common Stock. Subject to certain trading volume restrictions as defined below, the agreement obligates the fund to purchase 12,000,000 shares covered by these warrants during the twelve months following the effectiveness of a registration statement that the Company will file with the Securities and Exchange Commission to register the resale of the shares. Based on current market conditions, if the Company issues both debentures, it expects that its aggregate net proceeds from the debentures and the mandatory exercise of the warrants will amount to approximately $2.1 million.

Under this arrangement, the Company will issue two secured convertible debentures to the investment fund with a principal amount of $425,000 each at a 12% interest rate. The Company issued the first debenture on

February 12, 2002 and received $367,000 in proceeds after deducting expenses of the transaction. The Company plans to issue the second debenture when the registration statement is declared effective by the SEC. The Company expects to file the registration statement during March 2002. Each debenture will mature two years from the date of issue. Under the terms of the debentures, the investment fund can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock. Once the registration statement is declared effective, the investment fund is required to convert the debentures and to exercise the warrants each month at a rate equal to a minimum of 5% and 7.5% respectively of the trading volume in Calypte shares for the preceding 60 days. The exercise price of the warrants and the conversion price of the debentures are at floating prices that represent a discount to the trading price of the Company’s shares for the 20 trading days preceding the exercise and conversion.

Restructure of Trade Debt

On February 12, 2002, the Company completed a restructure of approximately $1.6 million of its past due accounts payable and certain 2002 obligations with 28 of its trade creditors. Under the restructuring, the Company issued approximately 1.4 million shares of its Common Stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The Company agreed to register the shares within 60 business days of the closing date.

Item 6. Selected Consolidated Financial Data

Presented below is the selected consolidated financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 (in thousands).

	Year Ended December 31,
	2001	2000	1999	1998	1997
Consolidated Statement of Operations Data:
Revenues:
Product sales	$6,826	$3,296	$3,728	$951	$376

Total revenue	6,826	3,296	3,728	951	376

Operating expenses:
Product costs	6,986	5,891	4,721	1,912	2,305
Research and development	1,546	2,254	4,123	3,881	3,685
Selling, general and administrative	6,740	7,568	5,081	3,925	2,317

Total expenses	15,272	15,713	13,925	9,718	8,307

Loss from operations	(8,446)	(12,417)	(10,197)	(8,767)	(7,931)
Interest income (expense), net	(1,364)	166	171	308	139
Other income	539	9	2	1	–

Loss before income taxes and extraordinary item	(9,271)	(12,242)	(10,024)	(8,458)	(7,792)
Income taxes	(2)	(2)	(2)	(2)	(2)

Net loss before extraordinary item	(9,273)	(12,244)	(10,026)	(8,460)	(7,794)
Extraordinary gain on repurchase of beneficial conversion feature, net of income taxes	145	—	—	—	—

Net loss	(9,128)	(12,244)	(10,026)	(8,460)	(7,794)

Less dividend on mandatorily redeemable Series A preferred stock	(120)	(120)	(120)	(120)	(120)

Net loss attributable to common stockholders	$(9,248)	$(12,364)	$(10,146)	$(8,580)	$(7,914)

Net loss per share attributable to common stockholders	$(0.30)	$(0.52)	$(0.52)	$(0.64)	$(0.72)

Weighted average shares used to compute net loss per share attributable to common stockholders	30,928	23,859	19,333	13,432	11,028

	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data:
Cash and cash equivalents	$287	$723	$2,652	$3,121	$10,820
Securities available for sale	—	—	503	650	—
Working capital (deficit)	(4,289)	(875)	1,860	4,444	8,917
Total assets	4,262	5,006	7,821	9,945	12,950
Long-term portion of capital lease obligations and notes payable	22	78	50	23	282
Mandatorily redeemable Series A preferred stock	2,456	2,336	2,216	2,096	1,976
Accumulated deficit	(88,153)	(79,025)	(66,781)	(56,755)	(48,295)
Total stockholders’ equity (deficit)	(5,500)	(1,531)	1,330	4,631	8,069

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and related notes that are provided under Part II, Item 8 of this Annual Report on Form 10-K.

The forward-looking information set forth in this Annual Report on Form 10-K is as of March 8, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to March 8, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 29 of this Form 10-K.

    Overview and Outlook

Calypte’s efforts are currently focused on expanding the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests and on improving those products and their related manufacturing processes. The Company is also continuing its efforts to develop a urine-based HIV screening test in a rapid-test format and is investigating potential urine-based diagnostic tests for other diseases. Since the summer of 1998, when the Company received a license for both its screening and supplemental tests, the Company has been marketing and selling in the U.S. the only available FDA-approved urine-based HIV test method. The Company has also received regulatory approval to sell its urine-based screening test in the Peoples’ Republic of China, Malaysia, and the Republic of South Africa. In conjunction with its distributors, the Company is actively working to obtain requisite regulatory approvals to expand the distribution of its products in selected additional international markets. There can be no assurance that the Company will achieve or sustain significant revenues from sales of the HIV-1 urine screening assay or the supplemental test.

In 2001 the Company more than doubled its full-year 2000 revenues and it expects further growth in revenue in 2002. Although expecting a significant increase in revenues for the entire year, the Company does not currently expect revenues for the first quarter of 2002 to be significantly changed from revenues reported in the first quarter of 2001 due to the sporadic timing of sales of its HIV-1 viral lysate, which it sold in the first quarter of 2001, but does not expect to sell in the first quarter of 2002. The Company’s marketing strategy is to use focused direct selling, distributors, and marketing partners to penetrate targeted domestic markets. For some time, the Company has maintained a small direct sales force to market its urine-based HIV-1 tests to reference laboratories serving the life insurance market. Beginning in the first quarter of 2001, the Company expanded its direct sales force to target other domestic sectors, including public health clinics and laboratories and community based advocacy and service groups. The Company addresses international markets utilizing resident diagnostic product distributors. The Company expects operating losses to continue during 2002 as it continues to expand its sales and marketing activities for its current products domestically and internationally and conducts additional research and development for process improvements and new products. Depending on the success of international introductions of its current HIV screening and supplemental tests and the timing of new product development and regulatory testing cycles, the Company expects to achieve a small operating profit between no earlier than the fourth quarter of 2002 or perhaps as late as mid-2003. There can, however, be no assurance that the Company’s current or potential new products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through the second quarter of 2002, or to permit it to achieve the revenue and profitability guidance provided previously. The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. If the Company is unable to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy. Although the Company began the marketing and sale in the U.S. of the only available FDA-approved urine-based HIV test methods during the summer of 1998, upon receipt of FDA approval for both its screening and supplemental tests, the Company has not yet achieved profitability based on sales of those products. There can be no assurance that the Company will achieve profitability from sales of the HIV-1 urine screening assay or the supplemental test.

    Critical Accounting Policies and Estimates

Calypte’s discussion and analysis of its financial condition and results of operations are based upon Calypte’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Calypte to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Calypte evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, intangible assets, income taxes, restructuring costs, and contingencies and litigation. Calypte bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Calypte believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Calypte recognizes revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. Should changes in terms cause Calypte to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Calypte maintains an allowance for doubtful accounts on a specific account identification basis for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Calypte’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Calypte adjusts the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, as the company has continued to incur negative gross profits on an annual basis, with high fixed manufacturing costs, Calypte also reviews its inventories for lower of cost or market valuation. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Calypte records a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Calypte has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Calypte were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

Years Ended December 31, 2001 and 2000

Calypte’s 2001 revenues totaled $6.8 million compared with $3.3 million for 2000, an increase of 107%, making 2001 the Company’s record revenue year. Screening test revenues increased by 60%. Sales of the screening test to insurance company reference labs increased by 44% due to an increase in the number of insurance companies using urine testing and, in some cases, the broadening of policy limits for which underwriters accept urine testing. International sales accounted for approximately $250,000 in screening test sales in 2001, compared to an insignificant amount in 2000. The initial screening test sales to Calypte’s Sub Saharan Africa and Chinese distributors occurred in the first quarter of 2001 and its initial sale to its Malaysian distributor in the third quarter of 2001. A larger sale to the Chinese distributor occurred in the fourth quarter of 2001. The company completed its first South African sale in the third quarter of 2000, its only international screening test sale that year. The Company has completed a subsequent sale to its Chinese distributor early in the first quarter of 2002; however future sales to South and sub-Saharan Africa will be dependent on either the consummation of a change in ownership for the distributor, or replacement of the distributor. U.S. distributor, direct and Sentinel screening sales were not significant in either 2001 or 2000. The Company is focusing on expanding the US Diagnostic and Sentinel business during 2002.

Sales of supplemental tests and viral lysate increased 135% in 2001 compared with 2000 revenues. Urine Western Blot sales increased 70%, but from a small base in 2000. Serum Western Blot sales increased by 130% compared to 2000 levels. The increase in serum blot sales is attributable to a combination of new business from Biomerieux, which acquired Organon-Teknika shortly after Organon-Teknika discontinued production of its Western Blot product and switched its customers to Calypte’s blot, as well as to the impact of a significant price increase the third quarter of 2001. Serum Western Blot test volume increased 121% year over year and Biomerieux became Calypte’s largest customer in 2001. Sales of the Company’s HIV viral lysate, a component Calypte uses in the production of its Western Blot products and which it sporadically sells to another manufacturer of serum-based HIV diagnostic tests and other parties, increased by more than 6 times compared to 2000 levels and accounted for approximately 20% of 2001 revenues. During the second quarter of 2001, the primary customer for the viral lysate expressed concern regarding the viability of Calypte as a continuing supplier and increased its orders with the intent of stockpiling. Although Calypte continues to expect orders for viral lysate from this customer in the future, potentially as early as the second quarter of 2002, it does not expect 2002 orders to be at the level of 2001 orders. As a result of the increased viral lysate orders, this customer became Calypte’s second largest in 2001. In total, Calypte’s significant, greater than 10% customers, accounted for 57% (3 customers) of total sales in 2001, compared with 42% (3 customers) in 2000.

Gross margin improved steadily throughout 2001, culminating in a full-year loss of 2% for 2001 compared with a loss of 79% in 2000. A number of factors contributed to this critical improvement in Calypte’s operations. First, the increased level of sales of both screening and supplemental tests helped to mitigate the effect of underutilized facilities burdened with high fixed costs. Once fixed manufacturing costs are covered, the company enjoys a significant contribution margin on the incremental volume. That phenomenon was demonstrated during 2001 at both manufacturing facilities. Second, the closure of the Berkeley facility in February 2001 contributed to the improvement, avoiding approximately $300,000 in redundant facility costs, as did general reductions in other controllable costs, including payroll costs, in response to the company’s difficult financial situation. Additionally, a reduction in validation and calibration costs at the Alameda facility following FDA inspection and approval compared to the 2000 level also contributed to the margin improvement. Third, a significant price increase on serum blots at the beginning of the third quarter contributed to improved margins during the last half of the year. Last, the increase in viral lysate sales, and their accompanying higher margins compared with those achieved from sales of either screening or supplemental tests, significantly improved the overall margin on sales compared to prior year. As noted previously, the impact of viral lysate sales will not recur in 2002 at the level experienced in 2001, however the facility consolidation project at Rockville in the first quarter of 2002 will have an impact similar to that of the closure of the redundant Berkeley facility in 2001 to partially mitigate the absence of viral lysate sales.

R&D costs decreased 31% from $2,254,000 in 2000 to $1,546,000 in 2001. Approximately one third of the decrease is attributable to the discontinuation of the pure research function early in 2001 when Calypte’s founder left the Company to pursue his interests in a genomics venture. Approximately half of the decrease is attributable to the cessation of the facility validation and related consulting expenses incurred in 2000 in preparation for the FDA inspection of the Alameda facility. The remainder of the reduction is attributable to lower contract and consultant fees for the development of potential new products. Because of the Company’s cash flow constraints during 2001, only the in-house development and collaboration on the HIV rapid test was pursued. Collaboration with a university on a urine-based screening test for another infectious disease that had commenced in 2000 was not pursued in 2001.

Selling, general and administrative costs decreased from $7,568,000 in 2000 to $6,740,000 in 2001, a decrease of 11%. The 2001 figures include a $156,000 provision for the uncollectibility of the South African distributor receivable arising from a first quarter 2001 sale. Absent this one-time charge, the decrease would have been 13%. Expense for 2001 reflects the increased compensation costs attributable to the Company’s expanded domestic sales force, replacing the distributor organization utilized in 2000. As a result of the significant reduction in spending beginning in the second quarter of 2001, full-year marketing consultants expense has decreased by 37% versus 2000. The company continued its efforts to stimulate awareness of its presence and products among Community Based and AIDS Service Organizations through limited educator and outreach programs, but essentially eliminated all other outside programs and advertising during the last three quarters of 2001. Administrative consultants, including public relations, government relations, and investor relations efforts were also eliminated or assumed in-house in an effort to minimize expenses. Further contributing to the 2001 decrease in selling, general and administrative expenses is a reduction in the Alameda facility cost recognized as an administrative expense; since that facility has achieved FDA approval, a larger share of costs are recognized as a component of manufacturing expense.

The loss from operations for 2001, at $8,446,000, reflects a 32% reduction of the $12,417,000 loss reported for 2000.

Interest income decreased by 97% in 2001 compared to 2000. The Company had completed an $8.4 million private placement of its common stock early in the second quarter of 2000 and had considerably higher invested cash balances in 2000 than during 2001. Interest expense increased from $123,000 in 2000 to $1,373,000 for 2001. Of the 2001 interest expense, $1,318,000 reflects non-cash charges relating to amortization of equity line offering costs, conversion feature and original issue discount costs attributable to the convertible debentures and similar costs of the financing vehicles the Company employed in the first half of 2001. Other income in 2001 relates to the $500,000 gain on the second quarter sale of the Company’s equity interest in Pepgen Corporation, a privately-held development-stage therapeutic research and drug development company, and the gain on the sale of fully depreciated assets from the Berkeley facility upon its closure and in anticipation of the Rockville space consolidation project.

Years Ended December 31, 2000 and 1999

Calypte’s sales revenues decreased 12% from $3.7 million for the year ended December 31, 1999 to $3.3 million for the year ended December 31, 2000. Sales of Calypte’s screening test were essentially unchanged between years. The impact of so-called “Triple X” legislation, which essentially eliminated the availability of 30-year life insurance policies after 1999, caused noticeable increases in fourth quarter 1999 and first quarter 2000 revenues as testing associated with final applications for 30-year policies was completed. International sales of the Company’s screening test were insignificant in 2000. Sales of the Company’s Western Blot supplemental tests declined in 2000 versus 1999, following a trend experienced for the past few years. Increased sensitivity and specificity of screening tests and international testing algorithms that do not always require a supplemental test continue to make the supplemental test market a declining one.

Product costs increased from $4.7 million in 1999 to $5.9 million in 2000, an increase of 25%. Product costs for the Company’s screening test decreased slightly versus 1999 levels, primarily due to the requirement to produce non-saleable validation inventory at the Company’s Alameda manufacturing facility in 1999 in anticipation of the facility’s inspection and approval. Although the facility did not produce non-saleable validation inventory in 2000, the Company did incur duplicative costs for the operation of both its Alameda and Berkeley screening test production facilities throughout 2000. Product costs at the Company’s supplemental test manufacturing facility increased noticeably in 2000 compared to 1999 as the Company added personnel and made significant expenditures to correct FDA inspection observation conditions and ensure compliance with FDA and good manufacturing practices requirements.

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

Selling, general and administrative expenses increased in 2000 by 49% compared to 1999, from $5.1 million to $7.6 million. The increase was primarily attributable to beginning commercialization initiatives designed to increase awareness of the Company and its products among targeted audiences, including government agencies and programs, public health, AIDS activist, and community–based outreach groups, and within the investment community. The Company also increased its use of consultants and other outside service providers in projects as diverse as developing a new website to defining its most attractive potential international markets. In conjunction with securing new international distribution agreements, the Company also incurred an increased level of travel and related costs in 2000.

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

In January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement required the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, the Company’s assets secured its borrowings under the agreement. In January 2000, the loan was modified to extend the repayment term through August 2000. In May 2000, the loan was again modified to increase the then outstanding principal balance by $250,000. At December 31, 2000 the Company had $471,000 outstanding under this facility. The loan was repaid in full in January 2001.

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

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debentureholder in the principal amount of $550,000 each. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debentureholder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debentureholder increased to 15% of the average low bid price for the Company’s common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debentureholder for 200,000 shares of common stock at an exercise price of $1.50. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock. The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debentureholder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of the Company’s Common Stock, in accordance with the conversion provisions of the debenture. On August 17, 2001, the Company modified the warrant that it had issued to the debentureholder pursuant to the terms of the warrant, reducing its exercise price to $0.15 per share, and the debentureholder exercised it for the entire 200,000 shares. The Company received $28,500 in net proceeds from the exercise of the warrants.

On January 24, 2001 the Company amended a common stock purchase agreement for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated as follows. The investor committed up to $25 million or up to 20% of the Company’s outstanding shares to purchase the Company’s common stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw, subject to a formula based on the Company’s average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and the Company received the settled amount of the draw down. By June 30, 2001, the Company had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions. This equity line transaction is now completed. The terms of the convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest. Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, the Company issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share. On August 2 and August 8, 2001, the Company modified the exercise price for 300,000 shares each of the warrants pursuant to the terms of the warrant, to $0.20 per share, and the investor exercised it for an aggregate of 600,000 shares. The Company received $114,000 in net proceeds from the exercise of these warrants. On August 21, 2001, the Company modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share. The investor exercised the remaining balance of the warrant and the Company received net proceeds of $57,000 after deducting expenses of the transaction.

In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. In December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. This note bears interest at 8.5% and was due in installments of $200,000 on February 28, 2002 and $35,000 per month thereafter until paid in full, plus accrued interest. The repayment terms of the Note were renegotiated in February 2002. The Note now requires payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raises at least $2 million in external financing, not including the convertible debentures and warrants discussed below. If there is a remaining balance under the Note upon the Company’s obtaining proceeds of at least $2 million of external financing, the Company is obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company is obligated to continue monthly payments of $35,000 until the Note is repaid in full. The Company made the required $17,500 payment on February 28, 2002.

On August 23, 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s Common Stock over a twenty-four month period. The initial closing of the transaction occurred on October 19, 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s Common Stock. The new facility operates similarly to the previous equity line facility employed earlier in the year. The purchase price of the Common Stock purchased pursuant to any draw down under this facility will be equal to 88% of the daily volume weighted average price of the Company’s Common Stock on the applicable date. In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant to the investment fund to purchase up to 4,192,286 shares of Common Stock at an exercise price of $0.2743 per share. On October 26, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 30,000,000 shares of Common Stock that it may issue in conjunction with the equity line facility and the warrant. Since the Registration Statement became effective in November 2001 through December 31, 2001, the Company issued a total of 2,182,144 shares of its common stock at an average price of $0.197 per share and received net proceeds of approximately $406,000 after deducting expenses of the transactions. Between January 1 and March 1, 2002, the Company has issued an additional 4,094,461 shares of its common stock at an average price of $0.176 and received net proceeds of $679,000 after deducting expenses.

In November 2001, the Company sold 1,575,855 shares of Common Stock under Regulation D of the Securities Act to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors will be restricted for twelve months from the date of purchase. Three members of the Company’s Board of Directors purchased an aggregate of 721,154 shares of this offering.

On November 28, 2001, Calypte announced that it intended to offer up to $10 million of shares of its common stock to international investors pursuant to Regulation S of the Securities Act. The offering is being conducted exclusively outside of the U.S. and will be open only to non-U.S. persons under Regulation S. The Company expects the offering to conclude during the first quarter of 2002. The Company can give no assurances that any or all of the amount of equity being offered will be sold. In the event that the Regulation S offering is not completed to the Company’s satisfaction, the Company will have to seek additional financing.

Subsequent Events

Private Placement of Convertible Debentures and Warrants

On February 12, 2002, the Company announced that it had signed an agreement to place up to $850,000 in two secured convertible debentures with a private investment fund. In conjunction with this transaction, the Company issued warrants to purchase up to 13,700,000 shares of its Common Stock. Subject to certain trading volume restrictions as defined below, the agreement obligates the fund to purchase 12,000,000 shares covered by these warrants during the twelve months following the effectiveness of a registration statement that the Company will file with the Securities and Exchange Commission to register the resale of the shares. Based on current market conditions, if the Company issues both debentures, it expects that its aggregate net proceeds from the debentures and the mandatory exercise of the warrants will amount to approximately $2.1 million. Under this arrangement, the Company will issue two secured convertible debentures to the investment fund with a principal amount of $425,000 each at a 12% interest rate. The Company issued the first debenture on February 12, 2002 and received $367,000 in proceeds after deducting expenses of the transaction. The Company plans to issue the second debenture when the registration statement is declared effective by the SEC. The Company expects to file the registration statement during March 2002. Each debenture will mature two years from the date of issue. Under the terms of the debentures, the investment fund can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock. Once the registration statement is declared effective, the investment fund is required to convert the debentures and to exercise the warrants each month at a rate equal to a minimum of 5% and 7.5% respectively of the trading volume in Calypte shares for the preceding 60 days. The exercise price of the warrants and the conversion price of the debentures are at floating prices that represent a discount to the trading price of the Company’s shares for the 20 trading days preceding the exercise and conversion.

Restructure of Trade Debt

On February 12, 2002, the Company completed a restructure of approximately $1.6 million of its past due accounts payable and certain 2002 obligations with 28 of its trade creditors. Under the restructuring, the Company issued approximately 1.4 million shares of its Common Stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The Company agreed to register the shares within 60 business days of the closing date.

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through the second quarter of 2002, or to permit it to achieve the revenue and profitability guidance provided previously, and it does not know if it will succeed in raising funds through its ongoing offering of equity securities to overseas investors pursuant to Regulation S. The Company must achieve profitability for its business model to succeed. Prior to accomplishing this goal, it will need to raise additional funds, from equity or debt sources. The Company believes that it may need to arrange additional financing of approximately $5 million in the next twelve months because amounts available under its October 2001 equity line and the convertible debentures and warrants that it agreed to issue in February 2002 may not be sufficient to meet its cash needs in the future. In addition, business and economic conditions may make it unfeasible or undesirable to draw down under the equity line of credit at every opportunity, and only one draw down may occur at a time. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to continue its operations at current levels. As of December 31, 2001, the Company reported cash on-hand of $287,000. During the fourth quarter of 2001, cash receipts exceeded cash expenditures by $239,000, but trade payables and accrued expenses increased by $274,000. The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. The Company’s inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

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

Operating Activities

For the years ended December 31, 2001 and 2000, the Company’s cash used in operations was $4.1 million and $10.7 million, respectively. The $6.6 million reduction in cash used in operations is the result of three primary factors:

•	specific cost reduction initiatives, including salary and headcount reductions, designed to reduce operating costs and expenses;

•	the increase in revenues from product sales; and

•	a $3.3 million increase in accounts payable and accrued expenses resulting from the Company’s delay in timely payment to its suppliers due to its limited cash availability.

The cash used in operations was primarily for promoting and marketing the company’s complete urine HIV-1 testing method, for manufacturing, and for research, selling, and general and administrative expenses of the Company.

Recent Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets

and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

Risk Factors

Calypte has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-K or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of our Operations and Alter our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through the second quarter of 2002, or to permit us to achieve the revenue and profitability guidance provided previously, and we do not know if we will succeed in raising funds through our ongoing offering of equity securities to overseas investors pursuant to Regulation S. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we will need to raise additional funds, from equity or debt sources. We believe that we may need to arrange additional financing of approximately $5 million in the next twelve months because amounts available under our October 2001 equity line and the convertible debentures and warrants that we agreed to issue in February 2002 may not be sufficient to meet our cash needs in the future. In addition, business and economic conditions may make it unfeasible or undesirable to draw down under the equity line of credit at every opportunity, and only one draw down may occur at a time. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels. As of December 31, 2001, our cash on-hand was $287,000. During the fourth quarter of 2001, cash receipts exceeded cash expenditures by $239,000, but trade payables and accrued expenses increased by $274,000. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize its operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all. Our inability to obtain additional financing or to arrange a suitable strategic opportunity will place us in significant financial jeopardy.

Our Independent Auditors have Stated that Our Recurring Losses from Operations and our Accumulated Deficit Raise Substantial Doubt about our Ability to Continue as a Going Concern.

The report of KPMG LLP dated February 8, 2002 covering the December 31, 2001 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise more money to continue to finance our operations. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

Our Financial Condition has Adversely Effected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis which may Jeopardize our Ability to Continue our Operations and Maintain License Rights Necessary to Continue Shipments and Sales of our Products

As of December 31, 2001, our accounts payable totaled $4.1 million, of which $3.7 million were over 60 days old. We have been engaged in negotiations with our creditors to restructure and reschedule our payments. On February 12, 2002, we closed a restructuring of approximately $1.6 million of our trade debt and royalty payments, pursuant to which 28 creditors agreed to discharge such debt in exchange for a total of approximately 1.4 million shares of our Common Stock. However, if we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products.

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

At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Company’s Common Stock from 50 million to 200 million. In addition to the shares that we are issuing to the investors pursuant to the equity line and the convertible debentures and warrants, we may also issue up to $10 million worth of shares pursuant to the Regulation S offering. If we are unable to successfully conclude the Regulation S offering, we expect that it will be necessary to issue a significant number of these newly authorized shares pursuant to potential agreements to finance our operations over the next several quarters. The registration and issuance of these shares pursuant to a future financing arrangement could have a significant adverse affect on the trading price of our Common Stock.

The Sale of Material Amounts of our Common Stock to Finance the Continuing Operations of the Company and the Eligibility of Issued Shares for Resale May Substantially Dilute Our Common Stock and Place Significant Downward Pressure on its Trading Price.

Our need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of Common Stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our Common Stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including Private Investments in Public Equities, or “PIPE” transactions, equity lines of credit such as those we have utilized this year, and convertible debentures and warrants. We expect that the additional financing arrangements we are currently considering, including the Regulation S offering, will take similar forms to such prior financing arrangements. Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2001 was $9.1 million and our accumulated deficit as of December 31, 2001 was $88.2 million. We expect operating losses to continue for up to the next seven quarters as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

Risks Related to the Equity Line of Credit and the Convertible  Debentures and Warrants Agreement (the “Recent Financings”)

If the Price or the Trading Volume of our Common Stock Does Not Reach Certain Levels, We Will Be Unable to Draw Down All or Substantially All of the Expected Proceeds under the Recent Financings, Which May Force Us to Significantly Curtail the Scope of our Operations and Alter our Business Plan.

The maximum amount of a draw down under the equity line facility is equal to a formula based upon the weighted average price for our Common Stock and its trading volume during the 60 calendar day period immediately prior to the date that we deliver notice to the investor of our intention to exercise a draw down, multiplied by the number of days in the draw down period. We are allowed to exceed the maximum draw down amount only if we agree to set the minimum threshold price of the draw down, which is the stock price below which we will not draw down on the equity line, at 80% of the average of the five daily volume weighted average prices immediately prior to the issuance of the draw down notice. Days on which the price of our Common Stock is less than the minimum threshold price will be excluded from the calculation of the draw down amount and will therefore reduce the amount of funds that we may draw down. Additionally, the investment fund is required to convert a portion of the debentures and exercise certain of the warrants each month based on a formula determined by the trading volume of our Common Stock for the preceding 60 days.

As a result, if our stock price and trading volume fall below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down all $10 million pursuant to the equity line facility. For example, during the 60 calendar day period ended October 19, 2001, our weighted average stock price was $0.24 per share and our total trading volume was approximately 10.28 million shares. Based on those stock price and trading volume levels during such period, the maximum draw down amount available to us over the two-year term of the equity line facility would be approximately $4.4 million. Even if we exceeded the maximum draw down amount available, the mandatory threshold price would be likely to reduce the amount actually purchased at the end of the pricing period. Accordingly, our stock price and the trading volume of our stock will have to increase substantially in the future in order for us to have access to the full $10 million under the equity line. Additionally, if our trading volume and stock price do not increase, the investment fund may not entirely convert the debentures or completely exercise the warrants, and we may not receive the entire $2.1 million in expected proceeds from these transactions. If we are unable to draw down the full $10 million under the equity line or realize the expected proceeds of the debentures and warrants, we may have to curtail the scope of our operations as contemplated by our business plan.

The amount of funds that we may receive upon exercise of the Class B Warrants issued in conjunction with the convertible debentures is likewise limited by our trading volume. The debentureholder is obligated to convert the debentures each month at a rate that will result in the exercise of a number of warrants equal to at least 7 1/2% of the trading volume of our shares for the 60 days immediately preceding the conversion. Accordingly, if the trading volume of our shares does not reach certain levels and our stock price does not increase, it will reduce the number of warrants that the debentureholder will exercise upon conversion and reduce the amount of funds that we may receive upon exercise of the warrants.

Our Recent Financings and the Issuance of Shares to the Investors Pursuant to the “Recent Financings” May Cause Significant Dilution to our Stockholders and May Have a Negative Impact on the Market Price of our Common Stock.

The resale by the investors of the Common Stock that they purchase from us will increase the number of our publicly traded shares, which could put downward pressure on the market price of our Common Stock. Moreover, as all the shares we sell to the investors will be available for immediate resale, the mere prospect of our sales to the investors could depress the market price for our Common Stock. The shares of our Common Stock issuable to the investor under the equity line facility will be sold at 88% of the daily volume weighted average price of our Common Stock on the date of purchase subject to adjustment if our market capitalization increases significantly. The proceeds paid to us upon each draw down will be net of a 5% placement fee to Ladenburg Thalmann & Co., the investment bank that introduced us to the investor. If we were to require the investor to purchase our Common Stock at a time when our stock price is low, our existing Common Stockholders will experience substantial dilution. Further, we are required to draw the maximum allowable amount under the equity line equal to the amount raised through the convertible debt ($850,000) and warrant exercises.

Similarly, the shares of our Common Stock issuable to the debentureholder upon conversion of the debenture will be converted at a conversion price equal to 70% of the 3 lowest trading prices of our Common Stock during the 20 trading days immediately preceding the conversion and the warrant shares issuable pursuant to the exercise of the Class B warrants will be issued at an exercise price equal to 75% of the 3 lowest trading prices of our Common Stock during the same period. Following effectiveness of the registration statement for the shares underlying the debentures and warrants, the debentureholder is obligated to convert the debentures each month at a rate that will result in the issuance of a number of shares equal to at least 5% of the trading volume of shares of our Common Stock for the preceding 60 trading days and to exercise the Class B warrants at a rate equal to at least 7.5% of such trading volume. The issuance of shares to the investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our Common Stock.

In addition, depending on the price per share of our Common Stock during the life of the Recent Financings, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our Common Stock.

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

We Cannot Determine the Precise Amount by Which the Interests of Other Security Holders Will Be Diluted by Draw Downs and Exercises Under the Recent Financings Because the Number, Size and the Timing of Draw Downs, Debt and Warrant Conversions, and the Minimum Threshold Price for Each Depends Upon a Number of Factors.

We have substantial discretion as well as mandatory requirements over the number, size and timing of the draw downs and debt and warrant conversions that will occur under the Recent Financings. In addition, when we are not subject to mandatory draw downs under the equity line, at the time we make a draw down request, we have the right to limit the amount of dilution that will occur by setting a minimum threshold price below which shares may not be sold in that draw down. However, if we set the minimum threshold price at a level high enough to limit the sale of our shares, the amount of funds we can raise in that draw down will also be reduced. Some of the factors that we will consider in determining the size and amount of each draw down and the minimum threshold price are:

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

Our discretion with respect to the number, size and timing of each draw down request is also subject to a number of contractual limitations. Similarly, the debentureholder may be issued shares upon conversion of the debentures and exercise of the warrants at a minimum monthly rate equal to 5% and 7.5% respectively of the trading volume of our Common Stock for the 60 trading days equal to such conversion up to a maximum of 2 million shares per month, subject to waiver of such limitation by the Company.

We Cannot Determine the Precise Amount by Which the Interests of Other Security Holders Will be Diluted by our Sales Under the Recent Financings Because the Number of Shares We Will Sell Depends Upon the Trading Price of the Shares During each Draw Down and Conversion Period.

The number of shares that we will sell is directly related to the trading price of our Common Stock during each draw down and debt conversion period. As the price of our Common Stock decreases, and if we decide to or are required to draw down on the equity line of credit, we will be required to issue more shares of our Common Stock for any given dollar amount invested by the investor. Similarly, the number of shares issuable under the debt conversion increases as the trading price of our Common Stock decreases although such number of shares is subject to a minimum equal to 5% and 7 1/2% for the convertible debentures and Class B warrants, respectively, of the trading volume for the 60 trading days immediately preceding the date of conversion and to a maximum of 2 million shares per month, for the Class B warrants, which maximum may be waived by the Company. Accordingly, investors may find it difficult to predict the number of shares of our Common Stock that will be sold on the public market and which may adversely affect the market price of our Common Stock.

The Sale of Material Amounts of our Common Stock Could Reduce the Price of our Common Stock and Encourage Short Sales.

As we sell shares of our Common Stock to the investors pursuant to the Recent Financings and then the investors sell the Common Stock, our Common Stock price may decrease due to the additional shares in the market. As the price of our Common Stock decreases, and if we or as we decide to draw down on the equity line of credit, and as we are required to convert from debt to equity under the Convertible Debt facility, we will be required to issue more shares of our Common Stock for any given dollar amount invested by the investor. This may encourage short sales, which could place further downward pressure on the price of our Common Stock.

Because the Investors in the Recent Financings are Residents of a Foreign Country, It may be Difficult or Impossible to Obtain or Enforce Judgments Against Them and the Investors are also Subject to United States and Foreign Laws that Could Affect our Ability to Access the Funds.

The investors are off-shore residents and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible to effect service of process on the Investors within the United States. It may also be difficult or impossible to enforce judgments entered against the Investors in courts in the United States based on civil liability provisions of the securities laws of the United States. In addition, judgments obtained in the United States, especially those awarding punitive damages, may not be enforceable in foreign countries.

As overseas investment funds, the investors are also subject to United States and foreign laws regulating the international flow of currency over which we have no control and which could affect the availability of the funds. Any delay in our ability to receive funds under the Recent Financings when expected could prevent us from receiving necessary capital and place us in significant financial jeopardy.

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

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our Common Stock has traded as low as $0.09 per share and as high as $1.47 per share in the twelve months ended December 31, 2001. Some of the factors leading to the volatility include:

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	fluctuations in our operating results;

•
introductions of alternative means for testing for HIV by competitors.introductions of alternative means for testing for HIV by competitors.concerns about our ability to finance our continuing operations;

•
financing arrangements, including the Recent Financings, and other financings we may enter which require the issuance of a significant number of shares in relation to the number of shares currently outstanding;

•	announcements of technological innovations or new products which we or our competitors make;

•	FDA and international regulatory actions;

•	availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;

•	developments with respect to patents or proprietary rights;

•	public concern as to the safety of products that we or others develop;

•	changes in health care policy in the United States or abroad;

•	changes in stock market analysts’ recommendations regarding Calypte, other medical products companies or the medical product industry generally, and

•	fluctuations in market demand for and supply of our products.

An Investor’s Ability to Trade Our Common Stock May Be Limited By Trading Volume.

The trading volume in our common shares has been relatively limited. A consistently active trading market for our Common Stock may not continue on the Over the Counter Bulletin Board. The average daily trading volume in our Common Stock on the Over the Counter Bulletin Board from the start of trading on July 13, 2001 through December 31, 2001 was approximately 260,000 shares. Daily volume during that period ranged from 13,200 shares to 1,065,300 shares. The average daily trading volume in our Common Stock on the Nasdaq SmallCap Market was approximately 386,000 shares for the twelve months ended July 12, 2001. Our daily volume during that period ranged from 33,800 to 22,257,600 shares.

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

We Have Limited Experience Selling and Marketing Our HIV-1 Urine-Based Screening Test .

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

We entered into distribution agreements with distributors of medical products to domestic healthcare markets, including the distribution agreement announced in September 1999 with Carter Wallace Inc. and the Sentinel HIV and STD Testing Service announced in May 2000. These agreements did not yield significant sales and revenues and we terminated the agreement with Carter-Wallace effective March 31, 2001. We have expanded our own direct sales force to penetrate the domestic healthcare markets and, in conjunction with our business partners, have re-launched Sentinel. If our efforts to market our products to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenue, we may have to cease operations.

We Depend Upon the Viability of Three Primary Products – Our HIV-1 Urine-Based Screening Test and our Urine and Blood Based Supplemental Tests.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our only products. In addition, we have from time to time been able to make significant sales of our HIV viral lysate that we use in producing our Western Blot tests. Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

We May Not be Able to Successfully Develop and Market New Products That We Plan to Introduce

We plan to develop other urine-based diagnostic products including a rapid HIV screening test and tests for other infectious diseases or health conditions. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products or meet regulatory requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of milestones related to revenue increases and achievement of profitability.

Our Products Depend Upon Rights To Technology That We Have Licensed From Third Party Patent Holders and There Can Be No Assurance That the Rights We Have Under These Licensing Agreements Are Sufficient or That We Can Adequately Protect Those Rights.

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a licensing agreement with National Institutes of Health. Also, if our financial condition reduces our ability to make royalty payments due under our license agreement, our rights to use those licenses could be jeopardized.

In addition, we have received correspondence from the National Institutes of Health alleging that our HIV-1 urine-based test products are also subject to the patent under which we license our serum-based supplemental test and requesting the payment of additional license fees of approximately $300,000 for past shipments plus a royalty on future shipment of our urine-based products. We have informed the NIH that we do not agree with their analysis of the patent in question. However, we cannot assure that we will be successful if the matter is pursued further by NIH, or if it is litigated. If our analysis of the patent does not prevail and if we become subject to royalty payments to the NIH for past and future shipments of our urine-based test products it would reduce the funds that we have available to fund our continuing operations and might result in a decrease in our gross margin on those products and/or cause us to increase the price of those products, which could adversely affect the market share for our urine-based products.

We Rely On Sole Source Suppliers That We Cannot Quickly Replace For Certain Components Critical To The Manufacture of Our Products.

Any delay or interruption in the supply of these sole source components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, if our financial condition reduces our ability to pay for critical components on a timely basis, that may cause suppliers to delay or cease selling critical components to us, which could also impair our ability to manufacture.

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

•	the imposition of government controls;

•	export license requirements;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•	difficulties in managing international operations;

•	fluctuations in foreign currency exchanges rates;

•	the financial stability of our distributors;

•	the ability of our distributors to successfully sell into their contractual market territory or to successfully cover their entire territory; and

•	the possibility that a distributor may be unable to meet minimum contractual purchase commitments.

Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to successfully market our products in foreign markets. Any such failure will delay or disrupt our plans to expand the Company’s business.

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

Our Ability to Market Our Product Depends Upon Obtaining and Maintaining FDA and Foreign Regulatory Approvals.

Numerous governmental authorities in the United States and other countries regulate our products. The FDA regulates our products under federal statutes and regulations related to pre-clinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States. In addition, our facilities are inspected periodically by the FDA with regard to the sufficiency of our manufacturing records and production procedures and we must continue to satisfy the FDA’s concerns in order to avoid regulatory action against us.

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

We May Not Be Able to Retain Our Key Executives and Research and Development Personnel.

As a small company with 66 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us.

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

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws could:

•	discourage potential acquisition proposals;

•	delay or prevent a change in control of Calypte;

•	diminish stockholders’ opportunities to participate in tender offers for our Common Stock, including tender offers at prices above the then current market price; or

•	inhibit increases in the market price of our Common Stock that could result from takeover attempts.

We Have Adopted a Stockholder Rights Plan That Has Certain Anti-takeover Effects.

On December 15, 1998, the Board of Directors of Calypte declared a dividend distribution of one preferred share purchase right (“Right”) for each outstanding share of Common Stock of the Company. The dividend was payable to the stockholders of record on January 5, 1999 with respect to each share of Common Stock issued thereafter until a subsequent “distribution date” defined in a Rights Agreement and, in certain circumstances, with respect to shares of Common Stock issued after the Distribution Date.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer, or merger, which is approved by the Company because the Rights do not become exercisable in the event of an offer or other acquisition exempted by Calypte’s Board of Directors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income received from investments without significantly increasing risk. Some of the securities that the Company may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if the Company purchases a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk in the future, the Company intends to maintain its portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2001, the Company neither had any holdings of derivative financial or commodity instruments, nor any foreign currency denominated transactions, and all of its cash and cash equivalents were in money market and checking funds.

The Company had a Promissory Note outstanding at December 31, 2001, which is carried at cost (see Note 6 to the Consolidated Financial Statements) with a fixed interest rate that is based on current market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $4,000.

The Company’s Series A redeemable preferred stock is carried at its redemption value which approximates fair value and it is not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are included on pages F-1 through F-33 of this Annual Report on Form 10-K.

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company’s fiscal years ended December 31, 2001 and 2000. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company’s audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-33 of this Annual Report on Form 10-K.

The Company expects that its revenues and results of operations may fluctuate significantly from quarter to quarter and will depend on a number of factors, many of which are outside the Company’s control. These factors include actions relating to regulatory matters, the extent to which the Company’s products gain market acceptance, the timing and size of distributor purchases, introduction of alternative means for testing for HIV, competition, the timing and cost of new product introductions, and general economic conditions.

HISTORICAL QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

Year ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,402	$1,612	$1,465	$2,347
Operating expenses	4,442	4,235	3,086	3,509
Interest income (expense) and other income	(484)	(336)	(5)	—
Income taxes	(2)	—	—	—
Extraordinary gain on repurchase of beneficial conversion feature	—	145	—	—
Dividend on mandatorily redeemable Series A preferred stock	(30)	(30)	(30)	(30)

Net loss attributable to common stockholders	$(3,556)	$(2,844)	$(1,656)	$(1,192)

Net loss per share attributable to common stockholders*	$(0.14)	$(0.10)	$(0.05)	$(0.03)

Year ended December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,098	$787	$835	$576
Operating expenses	3,270	4,092	3,999	4,352
Interest income (expense) and other income	(3)	100	61	17
Income taxes	(2)	—	—	—
Dividend on mandatorily redeemable Series A preferred stock	(30)	(30)	(30)	(30)

Net loss attributable to common stockholders	$(2,207)	$(3,235)	$(3,133)	$(3,789)

Net loss per share attributable to common stockholders	$(0.11)	$(0.13)	$(0.13)	$(0.15)

*
The sum of earnings per share for the four quarters is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Executive Officers and Directors of the Registrant

The following table sets forth certain information with respect to the executive officers and directors of the Company as of February 28, 2002:

Name	Age	Position
David E. Collins(3)(4)	68	Chairman of the Board of Directors
Nancy E. Katz(5)	43	President, Chief Executive Officer and Member of the Board of Directors
Richard D. Brounstein	52	Executive Vice President, Chief Financial Officer and Member of the Board of Directors
John J. DiPietro (1)(4)	44	Member of the Board of Directors
Paul Freiman(1)(2)(3)	68	Member of the Board of Directors
Julius R. Krevans, M.D.(1)(2)(4)(5)	78	Member of the Board of Directors
Mark Novitch, M.D.(1)(3)(4)	70	Member of the Board of Directors
Zafar Randawa, Ph.D(5)	54	Member of the Board of Directors
Claudie E. Williams(2)(3)	51	Member of the Board of Directors

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	Member of the Compliance Committee

(5)	Member of the Technology Committee

David E. Collins was elected as the Company’s Chairman of the Board in June 2000. He served as the Company’s Vice Chairman of the Board of Directors from December 1997 until June 2000, and has been a member of the Board of Directors since December 1995. From October 1999 until June 2000 he also served as the Company’s Chief Executive Officer. From September 1989 until September 1994 he served as Executive Vice President with Schering–Plough Corporation, a pharmaceutical company, and President of the HealthCare Products division, responsible for all over-the-counter (“OTC”) and consumer health care products. From February 1988 to August 1989, he was a founding partner of Galen Partners, a venture capital firm. From July 1962 to February 1988, he held several positions at Johnson & Johnson, including Vice Chairman of the Board of Directors for Public Affairs & Planning and Vice Chairman for the Executive Committee & Chairman of the Consumer Sector. Mr. Collins is also a member of the Board of Directors of Claneil Enterprises, Inc., a private company that is the parent company of Trilobite Lakes Corp., the largest shareholder in Calypte. Mr. Collins received his L.L.B. at Harvard Law School and his B.A. at the University of Notre Dame.

Nancy E. Katz has served as the Company’s President and Chief Executive Officer since December 2001. From June 2000 through December 2001 she was the Company’s President, Chief Executive Officer and Chief Financial Officer. From October 1999 until June 2000 she was President, Chief Operating Officer and Chief Financial Officer of the Company. She has been a member of the Board since October 1999. Prior to joining Calypte, Ms. Katz served as president of Zila Pharm Inc., a prescription and non-prescription oral health care products company. From 1995 to 1998, Ms. Katz led sales and marketing efforts for LifeScan, the diabetes testing division of Johnson & Johnson. Ms. Katz also served as vice president of U.S. marketing, directing LifeScan’s marketing and customer call center departments. During her seven-year career at Schering–Plough Healthcare Products from 1987 to 1994, she held numerous positions including senior director, and general manager, marketing director, Footcare New Products, and product director, OTC New Products. Ms. Katz also held various product management positions at Whitehall Laboratories, a division of American Home Products, from 1981 to 1987. Ms. Katz is a member of the Board of Directors of Neoprobe Corporation. Ms. Katz received her B.A. from the University of South Florida.

Richard D. Brounstein, CPA was elected as a member of the Board in December 2001, concurrent with joining the Company as its Executive Vice President and Chief Financial Officer. Mr. Brounstein served the Company as a financial consultant from July 2001 through December 2001. Prior to joining Calypte, Mr. Brounstein served as Senior Vice President and Chief Financial Officer of Certicom Corporation, a public mobile and wireless software security company from 2000 to 2001. From 1997 to 2000, Mr. Brounstein served as Vice President, Finance and Chief Financial Officer for VidaMed, Inc., a public growth-stage medical device company. From 1989 to 1997, Mr. Brounstein served as Vice President, Finance and Administration and Chief Financial Officer of MedaSonics, Inc., a manufacturer of non-invasive medical ultrasound devices. Mr. Brounstein received both his MBA in Finance and his BA in Accounting from Michigan State University.

John J. DiPietro was elected to the Company’s Board of Directors in October 1999. He is presently the Chief Financial Officer and Vice President–Finance and Administration of TriPath Technology, Inc., a semi-conductor manufacturing company. He had served as the Company’s Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary from 1997 to 1999. From October 1995 until December 1997, he served as the Vice President of Finance, Chief Financial Officer and Secretary. Prior to joining the Company, he was Vice President of Finance, Chief Financial Officer and Secretary of Meris Laboratories, Inc., a full service clinical laboratory, from 1991 until 1995. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

Paul Freiman has served as a member of the Company’s Board of Directors since December 1997. He has served as the President and Chief Executive Officer of Neurobiological Technologies, Inc since May 1997. In 1995, Mr. Freiman retired from his position as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company. From 1962 until 1994, he held several other positions at Syntex Corporation, including President and Chief Operating Officer. Mr. Freiman is currently serving on the board of Penwest Pharmaceuticals Corp., Neurobiological Technologies, Inc. and several private biotechnology companies. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees.

Julius R. Krevans, M.D. has served on the Company’s Board of Directors since March 1995. Dr. Krevans has been Chancellor Emeritus and Director of International Medical Care at University of California at San Francisco since 1993. From 1982 until 1993, Dr. Krevans served as Chancellor at UCSF, and was Dean of the School of Medicine at UCSF from 1971 until 1982. Prior to this, Dr. Krevans served as Dean for Academic Affairs at Johns Hopkins University School of Medicine where he also served on the faculty for 18 years and was Professor of Medicine from 1968 until 1971. He is also Chairman of the Board of Directors of Neoprobe Corporation. Dr. Krevans received his M.D. from New York University, College of Medicine and completed a residency in Medicine at Johns Hopkins University School of Medicine.

Mark Novitch, M.D. has served on the Company’s Board of Directors since September 1995. Since 1993, Dr. Novitch has been a private consultant in the pharmaceutical industry. Dr. Novitch was an Adjunct Professor at George Washington University Medical Center from July 1997 to June 2001. From October 1994 to June 1997 Dr. Novitch served as a Professor of Health Care Sciences at George Washington University Medical Center. From 1985 until 1993, he served in senior executive positions with the Upjohn Company, a medical products company, including Vice Chairman of the Board of Directors, Corporate Executive Vice President, Corporate Senior Vice President for Scientific Administration and Corporate Vice President. Prior to this, for 14 years, Dr. Novitch served with the FDA where from 1983 until 1984 he was Acting Commissioner. For seven years, Dr. Novitch was on the faculty at Harvard Medical School. He is a member of the Board of Directors of Alteon, Inc., Neurogen Corporation, Guidant Corporation, and Kos Pharmaceutical. Dr. Novitch received his A.B. from Yale University, and his M.D. from the New York Medical College.

Zafar Randawa, Ph.D. has served on the Company’s Board of Directors since December 1996. Dr. Randawa is currently the Director of the New Technology Evaluation Division of Otsuka America

Pharmaceutical, Inc. and has served in this capacity since September 1995. From 1989 until September 1995, Dr. Randawa served as a Chief Scientist at Otsuka America Pharmaceutical, Inc. Dr. Randawa received his Ph.D. in Biochemistry at Oregon Health Sciences University, his Master of Science degree in Biochemistry at Karachi University in Karachi, Pakistan, his B.S. in Biochemistry from Karachi University and his B.S. in Chemistry from Panjab University in Lahore, Pakistan.

Claudie E. Williams was elected to the Board was elected to the Company’s Board of Directors in April 2000. Ms. Williams is currently Executive Vice President, Mergers and Acquisitions of Claneil Enterprises, Inc., a private holding company. Pursuant to an agreement in April, 2000 by which Trilobite Lakes Corp., a wholly owned subsidiary of Claneil, purchased 1,951,220 shares of Common Stock of Calypte, Ms. Williams was designated by Trilobite to be nominated for election to the Calypte Board of Directors. Prior to joining Claneil in January 2000, Ms. Williams spent 24 years with Johnson & Johnson, Inc., where she worked in both the pharmaceutical and consumer products businesses. From 1975 to 1992, Ms. Williams worked with McNeil Pharmaceutical, a Johnson & Johnson company, where she held a variety of positions in domestic and international marketing and sales. She served as Vice President of Product Management and as a member of the Management Board from 1988 to 1992. From 1992 to 1999, Ms. Williams held various marketing and business development positions with Johnson & Johnson Worldwide Consumer Franchises. From 1997 to 1998, she served as Vice President, General Manager of the Rx-to OTC Skincare Business Unit at Johnson & Johnson Consumer products and was a member of the operating company’s Management Board. Ms. Williams received her B.A. degree from the University of California at Irvine.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers. Such officers, directors and ten percent stockholders are also required by the Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms that they file.

The Company believes that during fiscal year 2001, all the Reporting Persons complied with all applicable filing requirements subject to the following exceptions: Mr. Brounstein had one late filing of a report on Form 3 with respect to an option to purchase Calypte Common Stock granted prior to the time he became subject to reporting under Section 16.

Item 11. Executive Compensation

Director Compensation

The Company’s directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board meetings. Under the Company’s 1995 Director Option Plan, non-employee directors of the Company are eligible to receive grants of options to purchase shares of Common Stock.

The Company’s Board of Directors adopted the Director Option Plan in December 1995 and the stockholders approved it in 1996. It was most recently amended at the Company’s September 2001 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance under the Plan. Under the Director Option Plan, the Company has reserved 2,850,000 shares of common stock for issuance to the directors of the Company in the form of nonstatutory stock options. The Company’s Board of Directors determines the number of shares of the Company’s stock that will be granted each year to newly–elected and re-elected directors. Options may be granted under this plan to non-employee directors or directors who also serve as consultants of the Company. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company’s common stock on the date such option was granted. Each grant under the plan will vest monthly over the twelve month period commencing with the director’s date of election or re- election, provided that the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than one year after the date of the grant. The plan shall be in effect for a term of ten years unless sooner terminated under the Director Option Plan.

There were 350,000 Common Stock options granted in 2001 under the Director Option Plan.

Executive Compensation

The following table sets forth certain compensation awarded or paid by the Company during the years ended December 31, 2001, 2000 and 1999 to its Chief Executive Officer and each of the other executive officers of the Company (collectively, the “Named Executive Officers”). With the exception of entries for Mr. Brounstein, who joined the Company in 2001, the compensation table excludes other compensation in the form of perquisites and other personal benefits that constitute the lesser of $50,000 or 10% of the total salary and bonus earned by each of the named Executive Officers in each fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Long–Term Compensation Securities Underlying Options Granted (1)		All Other Compensation ($)
David E. Collins(2)	2001	60,000	(3)	0		350,000	(4)	0
Chairman of the Board of Directors, Former Chief Executive Officer	2000	65,750	(5)	0		82,000	(6)	3,750	(7)
	1999	26,500	(5)	0		170,000	(8)	7,083	(9)

Nancy E. Katz(10)	2001	239,039		0		900,000		0
President, Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors	2000	240,962		98,775	(11)	300,000		0
	1999	42,308		0		450,000		0

Richard D. Brounstein(12)	2001	4,808		0		750,000	(13)	26,000	(14)
Executive Vice President, Chief Financial Officer and Member of the Board of Directors

(1)	All figures in this column represent options to purchase the Company’s common stock.

(2)
Mr. Collins has served as Chairman of the Board since June 2000. He served as Vice Chairman of the Board of Directors from December 1997 through May 2000 and as member of the Board of Directors since December 1995. Mr. Collins also served as Chief Executive Officer from October 1999 to June 2000.

(3)
Represents amounts paid pursuant to the October 2000 Consulting Agreement between Mr. Collins and the Company. Payment was made in the form of 43,636 shares of Calypte Common Stock granted to Mr. Collins at par value of $0.001 per share and which were valued at $1.375 per share on the date of the share grant.

(4)
Represents option grant for 50,000 shares pursuant to service as a Director of the Company and an option grant for 300,000 shares pursuant to the October 2001 Consulting Agreement between Mr. Collins and the Company under which he serves as Chairman of the Board.

(5)	Represents amounts paid or accrued pursuant to the October 1999 Consulting Agreement between Mr. Collins and the Company.

(6)
Reflects option grant for 12,000 shares for service as a Director of the Company, option grant for 20,000 shares for service as Chairman of the Board of Directors of the Company, and an option grant for 50,000 shares made upon cancellation of certain options previously granted, and re-issuance at the same price as the cancelled grant.

(7)	Represents Directors fees for services rendered in 1999 and 2000.

(8)
Reflects option grant for 150,000 shares under the terms of the October 1999 Consulting Agreement between Mr. Collins and the Company and an option grant for 20,000 shares pursuant to service as a Director of the Company.

(9)	Represents Director’s fees for services rendered in 1998 and 1999.

(10)
Ms. Katz has served as President and Chief Executive Officer since December 2001. From June 2000 through December 2001, she served as President, Chief Executive Officer and Chief Financial Officer. She joined the Company in October 1999 as President, Chief Operating Officer, and Chief Financial Officer.

(11)	Represents stock bonus of 25,000 shares valued at $50,000 plus gross–up for payment of income taxes.

(12)	Mr. Brounstein joined the Company in December 2001 as Executive Vice President and Chief Financial Officer. He had served the Company as a Financial Consultant from July 2001 through December 2001.

(13)
Represents option grant for 500,000 shares pursuant to Employment Agreement between Mr. Brounstein and the Company and an option grant for 250,000 shares made pursuant to the July 2001 Consulting Contract between Mr. Brounstein and the Company.

(14)	Represents cash payments made pursuant to the July 2001 Consulting Contract between Mr. Brounstein and the Company.

The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2001:

Stock Option Grants in Last Fiscal Year
Individual Grants

	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price ($/sh)(2)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name							5%($)	10%($)
David E. Collins	50,000	(4)	0.60%	0.2000		9/20/11	6,289	15,937
	300,000	(5)	3.59%	0.2200		12/11/11	41,507	105,187

Nancy E. Katz	36,184	(6)	0.43%	0.3800	(7)	4/24/11	8,647	21,914
	82,500	(8)	0.99%	0.2700	(7)	6/21/11	14,009	35,501
	79,024	(9)	0.95%	0.2900		7/16/11	14,412	36,524
	123,750	(10)	1.48%	0.1600		9/24/11	12,452	31,556
	578,542	(11)	6.92%	0.2400		10/31/11	87,322	221,291

Richard D Brounstein	250,000	(12)	2.99%	0.2000		8/16/11	31,445	79,687
	500,000	(13)	5.98%	0.2200		12/11/11	69,178	175,312

(1)
Based on the aggregate of 8,007,522 options granted under the Company’s 2000 Equity Incentive Plan to employees and consultants to the Company and 350,000 options granted to Consultant Directors under the Company’s 1995 Director Option Plan during the year ended December 31, 2001, including the Named Executive Officers.

(2)	The exercise price was based on the closing price of the stock on the date of grant as reported on the Over the Counter Bulletin Board, except as otherwise indicated.

(3)
The assumed 5% and 10% compound rates of annual stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future common stock prices. Assuming a ten-year option term, annual compounding results in total appreciation of 62.9% (at 5% per year) and 159.4% (at 10% per year).

(4)
Options granted under the Director Option Plan become exercisable at the rate of 4,166 shares per month beginning October 20, 2001, continuing at that rate on each monthly anniversary thereafter through the earlier of September 20, 2002, or the date of the next stockholders’ meeting, at which time all unvested options will vest. The options expire ten years from the date of grant. The grant was made pursuant to service as a Director of the Company.

(5)
Represents option grant for 300,000 shares pursuant to October 2001 Consulting Agreement between Mr. Collins and the Company under which he serves as Chairman of the Board of Directors. The options become exercisable ratably each month over the twelve-month term of the Consulting Agreement. The options expire ten years from the date of grant.

(6)	Options became exercisable six months following the April 24, 2001 grant date. The options expire ten years from the date of grant.

(7)	The exercise price was based on the closing price of the stock on the date of grant as reported on the Nasdaq SmallCap Market.

(8)	Options became exercisable three months following the June 24, 2001 grant date. The options expire ten years from the date of grant.

(9)
Options became exercisable at the rate of 15,805 shares per month beginning on August 16, 2001, continuing at that rate on each monthly anniversary thereafter through November 16, 2001. The options expire ten years from the date of grant.

(10)
Options become exercisable at the rate of 20,625 shares per month beginning on October 24, 2001, continuing at that rate on each monthly anniversary thereafter through February 24, 2002. The options expire ten years from the date of grant.

(11)
Options for 192,848 shares were immediately exercisable on the grant date, October 31, 2001. Options for an additional 192,847 shares become exercisable on the first anniversary of the grant date and options for the remaining 192,847 shares become exercisable on the second anniversary of the grant date. The options expire ten years from the date of grant.

(12)
Options were immediately exercisable at the date of grant, August 16, 2001. The options expire ten years from the date of grant. The grant was made pursuant to the Consulting Agreement between Mr. Brounstein and the Company.

(13)
Options for 166,667 shares were immediately exercisable on the grant date, December 11, 2001. Options for an additional 166,667 shares become exercisable on the first anniversary of the grant date and options for the remaining 166,666 shares become exercisable on the second anniversary of the grant date. The options expire ten years from the date of grant. The grant was made in conjunction with the hiring of Mr. Brounstein as an employee of the Company.

The following table sets forth information concerning option exercises for the year ended December 31, 2001, with respect to each of the Named Executive Officers.

Aggregated Option Exercises in 2001
and December 31, 2001 Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)(2)	Number of Securities Underlying Unexercisable Options at Fiscal Year End (#) (Exercisable/Unexercisable)(1)	Value of Unexercised In-the-Money Options at Fiscal Year End ($) (Exercisable/ Unexercisable)(1)(3)
David E. Collins	100,000	34,380	0/0	0/0
Nancy E. Katz	162,204	40,551	61,875/61,875	1,856/1,856
Richard D. Brounstein	0	0	0/0	0/0

(1)	Reflects in-the-money options granted under the 2000 Equity Incentive Plan.

(2)
Value realized is based on the fair market value of the shares on the date of exercise as reported on the Nasdaq SmallCap Market minus the exercise price multiplied by the number of shares acquired on exercise.

(3)
Value of unexercised in-the-money options is based on a value of $0.1900 per share of the Company’s Common Stock, the closing price on December 31, 2001 as quoted on the Over the Counter Bulletin Board. Amounts reflect such fair market value minus the exercise price multiplied by the number of shares to be acquired on exercise and do not indicate that the optionee actually sold such stock.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees of the Company and administers various incentive compensation and benefit plans. The Compensation Committee consists of Mr. Freiman, Dr. Krevans, and Ms. Williams.

David E. Collins, Chairman of the Board of Calypte, is a member of the Board of Directors of Claneil Enterprises, Inc. and serves on Claneil’s Compensation Committee. Claudie E. Williams, a member of Calypte’s Board of Directors also serves on Calypte’s Compensation Committee. Ms. Williams is Executive Vice President, Mergers and Acquisitions, of Claneil.

Employment Agreements

In October 1999, the Company entered into an employment agreement with Nancy E. Katz as the President, Chief Operating Officer, and Chief Financial Officer of the Company, which provided for an annual salary of $220,000. In addition, Ms. Katz was granted 450,000 stock options, 150,000 of which vested immediately and the balance of which vest over 24 months. Ms. Katz is also entitled to a bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors. In October 2000, Ms. Katz was granted a stock bonus of 25,000 shares valued at $50,000 at the time of grant, plus a gross-up for payment of income taxes. During 2001, Ms. Katz received option grants aggregating 900,000 shares and having vesting periods between 3 months and 24 months. In the event Ms. Katz’ employment is terminated by the Company other than for cause, she will receive her base salary for twelve months. In the event of a change in control, any unvested stock options will become fully vested.

In October 1999, the Company entered into a consulting agreement with David E. Collins, then Vice-Chairman of the Board of Directors and currently Chairman of the Board, to serve as Chief Executive Officer effective from October 1999 through October 2000. Under the terms of the agreement, Mr. Collins received compensation of $1,000 for each day devoted to the Company’s business and was granted options to purchase 150,000 shares of the Company’s stock. In January 2001, Mr. Collins received a stock grant of 43,636 shares of the Company’s stock valued at $60,000 under the terms of the consulting agreement effective October 2000 for service as a consultant and as Chairman of the Board from October 2000 through September 2001. Additionally, in December 2001, Mr. Collins was granted options to purchase 300,000 shares of the Company’s stock under the terms of the consulting agreement effective October 2001 for service as a consultant and as Chairman of the Board from October 2001 through September 2002. Under the terms of the 1999, 2000 and 2001 agreements, Mr. Collins commits to spend not less than 5 days per month on Company business and is entitled to receive cash compensation of $1,000 per day for days in excess of 5 per month devoted to the Company’s business. No such compensation has been paid to Mr. Collins since July 2000 nor has he been reimbursed for expenses incurred in his capacity as a member of the Board of Directors since September 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Except as set forth in the footnotes to this table, the following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 1, 2002 for (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each of the Company’s directors, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

5% Stockholders, Directors and Officers(1)	Shares Beneficially Owned		% of Total (2)
Trilobite Lakes Corp.(3)	2,099,886	(4)	5.0%
Silverside Carr Executive Center, Suite 14 501 Silverside Road Wilmington, DE 19809
Claudie E. Williams (3)(4)	2,099,886	(5)	5.0%
Zafar Randawa, Ph.D.(6)	1,367,313		3.3%
David E. Collins(7)	3,144,097		7.6%
Nancy E. Katz(8)	1,405,433		3.3%
Richard D. Brounstein (9)	416,667		*
John DiPietro(10)	233,514		*
Mark Novitch, M.D.(11)	231,763		*
Paul Freiman(12)	126,166		*
Julius Krevans, M.D.(13)	83,166		*
All directors and executive officers as a group (9 persons)	6,978,119		15.7%

*	Represents beneficial ownership of less than 1%.

(1)
To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, 1265 Harbor Bay Parkway, Alameda, California 94502.

(2)	Based on 41,958,480 shares outstanding as of March 1, 2002.

(3)
David E. Collins, the Chairman of the Board of Calypte serves on the Board of Directors of Claneil Enterprises, Inc. and is a member of Claneil’s Compensation Committee. Claudie E. Williams is the designated nominee of Trilobite Lakes Corp. a wholly-owned subsidiary of Claneil. Ms. Williams is Executive Vice President, Mergers and Acquisitions of Claneil.

(4)
Includes 100,000 shares issuable pursuant to a warrant for the purchase of common stock and 48,666 shares subject to options exercisable within 60 days granted with respect to Ms. Williams service as a director of Calypte. All shares listed are held by Trilobite Lakes Corporation. Ms. Williams disclaims beneficial ownership of these shares.

(5)
Includes 2,051,220 shares held by Trilobite Lakes Corporation. Ms. Williams is the designated nominee of Trilobite Lakes Corporation, a wholly-owned subsidiary of Claneil Enterprises, Inc. Ms. Williams is

Executive Vice President, Mergers and Acquisitions of Claneil. Ms. Williams disclaims beneficial ownership of these shares.

(6)
Includes 74,166 shares subject to options exercisable within 60 days. Dr. Randawa is a director of the Company and an affiliate of Otsuka Pharmaceutical Co., Ltd. All shares listed are held by Otsuka. Dr. Randawa disclaims beneficial ownership of the shares except to the extent of his affiliation with Otsuka.

(7)
Mr. Collins directly owns 773,574 shares. The figure reported includes 240,637 shares subject to options exercisable within 60 days and 2,099,886 shares held by Trilobite Lakes Corp. Claneil Enterprises, Inc. is an affiliate of Trilobite Lakes Corp. and Mr. Collins is a member of the Board of Directors of Claneil Enterprises, Inc. Mr. Collins disclaims beneficial ownership of these shares except to the extent of his affiliation with Claneil. Mr. Collins has abstained in the past and intends to abstain in the future from participating when matters involving these shares are addressed by the Board of Directors of Claneil Enterprises, Inc.

(8)	Includes 1,110,536 shares subject to options exercisable within 60 days.

(9)	Includes 416,667 shares subject to options exercisable within 60 days.

(10)	Includes 226,166 shares subject to options exercisable within 60 days.

(11)	Includes 84,166 shares subject to options exercisable within 60 days.

(12)	Includes 126,166 shares subject to options exercisable within 60 days.

(13)	Includes 69,166 shares subject to options exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

In August 2001, the Company executed a promissory note in the amount of $400,000 to LHC Corporation, the parent company of Trilobite Lakes Corporation, its largest stockholder. Trilobite Lakes Corporation (“Trilobite”). Trilobite is an affiliate of Claneil Enterprises, Inc. David Collins, the Chairman of the Board of Calypte serves on the Board of Directors of Claneil and is a member of Claneil’s Compensation Committee. Pursuant to the Common Stock Purchase Agreement dated March 2, 2000, Claudie Williams, a representative designated by Trilobite was elected to Calypte’s Board of Directors. The Calypte Board will nominate a representative selected by Trilobite for election to the Calypte Board for so long as Trilobite holds one-half of the shares it acquired through the Common Stock Purchase Agreement. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The note was secured by certain inventory and accounts receivable. In December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. This note bears interest at 8.5% and was due in installments of $200,000 on February 28, 2002 and $35,000 per month thereafter until paid in full, plus accrued interest. The repayment terms of the Note were renegotiated in February 2002. The Note now requires payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raises at least $2 million in external financing, not including the convertible debentures and warrants agreement entered into on February 11, 2002 and discussed more fully under “Liquidity and Capital Resources” in Item 7 of this Form 10-K. If there is a remaining balance under the Note upon the Company’s obtaining proceeds of at least $2 million of external financing, the Company is obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company is obligated to continue monthly payments of $35,000 until the Note is repaid in full. The Company made the required $17,500 payment on February 28, 2002.

In November 2001, the Company sold 1,575,855 shares of Common Stock under Regulation D to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors will be restricted for twelve months from the date of purchase. Three members of the Company’s Board of Directors, David Collins, Nancy Katz, and Mark Novitch, purchased an aggregate of 721,154 shares of this offering.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Certain Documents Filed as Part of the Form 10-K

1. Financial Statements

2. Financial Statement Schedules

The following financial statement schedule of Calypte Biomedical Corporation for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Calypte Biomedical Corporation.

Schedule	Pages
Independent Auditors’ Report on Financial Statement Schedule	S–1
II. Valuation and Qualifying Accounts	S–2

Other schedules not listed have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits

2.1^^	Asset Purchase Agreement, dated as of November 18, 1998, between Calypte and Cambridge.

3.1%	Bylaws of the Registrant, as amended on April 19, 2000.

3.2**	Restated Certificate of Incorporation of Calypte Biomedical Corporation, a Delaware corporation, filed July 31, 1996.

3.3†††	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation effective as of September 28, 2001.

4.1^^^^	Rights Agreement between the Registrant and ChaseMellon Shareholders L.L.C. as Rights Agents dated December 15, 1998.

10.1*	Form of Indemnification Agreement between the Company and each of its directors and officers.

10.2††††	2000 Incentive Stock Plan, as amended.

10.3####	1995 Director Option Plan, as amended.

10.4††††	1995 Employee Stock Purchase Plan.

10.5*	Lease Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of November 30, 1990.

10.6*	Second Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of May 14, 1991.

10.7*	Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of February 5, 1992.

10.8*	Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of April 15, 1993.

10.9*	Standard Form Lease 1255–1275 Harbor Bay Parkway Harbor Bay Business Park between Commercial Center Bank and the Registrant, dated as of August 22, 1992.

10.12*	Employment Agreement between the Registrant and Howard B. Urnovitz, dated as of January 25, 1995.

10.15^*	License Agreement between the Registrant and New York University, dated as of August 13, 1993.

10.16*	First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995.

10.17*	Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995.

10.18^*	Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996.

10.19^*	Research Agreement between the Registrant and New York University, dated August 12, 1993.

10.20^*	First Amendment to Research Agreement between the Registrant and New York University, dated as of January 11, 1995.

10.21^*	Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992.

10.22^*	Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996.

10.23^*	Sub–License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996.

10.24^*	Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993.

10.25^*	Non–Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993.

10.27^*	Distribution Agreement between the Registrant and Otsuka Pharmaceutical Co., Ltd., dated as of August 7, 1994.

10.29^*	Distribution Agreement between the Registrant and Travenol Laboratories (Israel), Ltd., dated as of December 31, 1994.

10.33*	Form of Option Agreement for Stockholders of Pepgen Corporation, dated as of October 12, 1995.

10.35*	Equipment Lease Agreement between the Registrant and Phoenix Leasing, dated as of August 20, 1993.

10.36*	Equipment Lease Agreement between the Registrant and Meier Mitchell/GATX, dated as of August 20, 1993.

10.37**	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of February 3, 1997.

10.39**	Equipment Lease Agreement between the Registrant and MMC/GATX, dated September 30, 1996.

10.40^**	Joint Venture Agreement between the Registrant and Trinity Biotech plc

10.41***	Second Addendum to Lease between the Registrant and Commercial Center Bank dated as of July 21, 1997.

10.42***	Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated December 9, 1997.

10.45^^	Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated April 25, 1998.

10.46****	Employment Agreement between the Registrant and William A. Boeger dated as of October 28, 1998.

10.47****	Employment Agreement between the Registrant and John J. DiPietro dated as of October 28, 1998.

10.48****	Guaranty made by Chih Ping Liu for the benefit of the Registrant dated September 30, 1998.

10.49#	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated December 21, 1998

10.50#	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated February 26, 1999

10.51##	Non–Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999

10.52##	Distribution Agreement between the Registrant and Carter–Wallace, Inc., dated as of September 9,1999

10.53##	Letter Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999

10.54##	Consulting Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999

10.55*****	Master Lease Agreement between Aquila Biopharmaceuticals, Inc., Landlord, and Biomerieux Vitek, Inc., Tenant, dated as of October 22, 1996

10.56*****	First Amendment to Lease between Aquila Biopharmaceuticals, Inc. Landlord, and Biomerieux Vitek, Inc., Tenant, dated October 2, 1997

10.57*****	Sublease Agreement between Registrant and Cambridge Biotech Corporation, assignee of Biomerieux, Inc. dated as of December 17, 1998

10.58*****	Sublease Agreement between Registrant and Cambridge Biotech Corporation, sublessee of DynCorp, dated as of December 17, 1998

10.59*****	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated October 12, 1999

10.60*****	Consulting Agreement between the Registrant and William A. Boeger dated as of October 18, 1999

10.61*****	Consulting Agreement between the Registrant and David Collins dated as of October 18, 1999

10.62*****	Employment Agreement between the Registrant and Nancy E. Katz, dated as of October 18, 1999

10.63*****	Letter of Intent re Modification of Distribution Agreement between Registrant and Otsuka Pharmaceutical Co., Ltd. dated as of December 10, 1998

10.64###	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of November 15, 1999.

10.65###	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of January 30, 2000.

10.66###	Restated Technology Rights Agreement between Registrant and Howard B. Urnovitz, Ph.D. dated as of March 1, 2000.

10.67###	Technology Rights Agreement between Registrant and Chronix Biomedical dated as of March 1, 2000.

10.68^ ###	Exclusive Independent Contractor Agreement for Project Sentinel between Clinical Reference Laboratory, Inc. and Registrant dated as of January 21, 2000.

10.69^####	Distribution Agreement between the Registrant and American Edge Medical, dated as of May 1, 2000.

10.70^####	Distribution Agreement between the Registrant and Biobras S.A., dated as of May 11, 2000.

10.71^####	Distribution Agreement between the Registrant and Beijing Hua Ai Science and Technology Development Co. Ltd, dated as of May 16, 2000.

10.72####	Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated as of May 24, 2000.

10.73^####	Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000.

10.74####	2000 Equity Incentive Plan.

10.75####	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated June 26, 2000.

10.76####	Secured Promissory Note between the Registrant and Howard B. Urnovitz, dated June 30, 2000.

10.77^#####	Temporary Distribution Agreement between the Registrant and American Edge Medical Company effective August 1, 2000.

10.78#####	Extension of Consulting Agreement between Registrant and John DiPietro effective as of September 17, 2000.

10.79††	Convertible Debentures and Warrants Purchase Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.80%	Extension of Consulting Agreement between the Registrant and William A. Boeger dated as of October 19, 2000.

10.81%	Second Amendment to Employment Agreement between the Registrant and Howard B. Urnovitz dated October 31, 2000.

10.82%	Consulting Agreement between the Registrant and David Collins dated as of October 19, 2000.

10.83^%	Agreement between the Registrant and Carter–Wallace, Inc. dated December 12, 2000.

10.84†	Stock Purchase Warrant to purchase common stock dated January 24, 2001 issued to Townsbury Investments Limited.

10.85†	Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000.

10.86†	Registration Rights Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000.

10.87†	Escrow Agreement among Calypte, Townsbury Investments Limited and Epstein, Becker & Green, P.C. dated November 2, 2000.

10.88†	Amendment to Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated January 24, 2001.

10.89%%	Agreement for Purchase and Sale of Preferred Stock of Pepgen Corporation between Registrant and Biotechnology Development Fund, L.P. and Biotechnology Fund II, L.P. dated April 17, 2001

10.90	Consulting Agreement between the Registrant and David Collins dated as of October 19, 2001

10.91	Third Addendum to Lease between the Registrant and Gee-Aspora LLC dated as of October 31, 2001

10.92††	Registration Rights Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.93††	Escrow Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.94††	Stock Purchase Warrant to purchase common stock issued to AMRO International, S.A. on January 24, 2001.

10.95††	6% Convertible Debenture in the principal amount of $550,000, due April 26, 2001, issued to AMRO International, S.A.

10.96††	6% Convertible Debenture in the principal amount of $550,000, due June 11, 2001, issued to AMRO International, S.A.

10.97†††	Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001.

10.98†††	Registration Rights Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001.

10.99†††	Escrow Agreement among Calypte, Townsbury Investments Limited and New York Escrow Services, LLC dated August 23, 2001.

10.100†††	Stock Purchase Warrant to purchase Common Stock dated October 19, 2001 issued to Townsbury Investments Limited.

10.101^^^^^	Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.102^^^^^	Registration Rights Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.103^^^^^	Security Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.104^^^^^	Form of Secured Convertible Debenture Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.105^^^^^	Class A Stock Purchase Warrant for 1,700,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.

10.106^^^^^	Class B Stock Purchase Warrant for 12,000,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.

10.107^^^^^	Stock Purchase Warrant for 8,500 shares of Common Stock issued to Alexander Dunham Capital Group, Inc.

10.108^^^^^	Stock Purchase Warrant for 76,500 shares of Common Stock issued to Bristol Capital, LLC.

10.109	Form of Common Stock Purchase Agreement between the Registrant and certain Purchasers dated November 13, 2001.

10.110	Form of Common Stock Purchase Agreement with certain trade creditors issued pursuant to a private placement completed on February 12, 2002.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

24.1	Power of Attorney (see page II-1).

*
Incorporated by reference from exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

**	Incorporated by reference from exhibits filed with the Company’s Report on Form 10-K dated March 28, 1997.

***	Incorporated by reference from exhibits filed with the Company’s Report on Form 10-K dated March 25, 1998.

****	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 25, 1999.

*****	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 30, 2000.

^	Confidential treatment has been granted as to certain portions of this exhibit.

^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 12, 1998.

^^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated January 4, 1999.

^^^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated December 16, 1998.

^^^^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated February 15, 2002.

†	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-2 (File No. 333-54316) filed on January 25, 2001, as amended on February 9, 2001.

††	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-3 (File No. 333-58960) filed on April 13, 2001.

†††	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-2 (File No. 333-72268) filed on October 26, 2001.

††††	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-70890) file on October 3, 2001.

#	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated May 15, 1999.

##	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated November 15, 1999.

###	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated May 12, 2000.

####	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 10, 2000.

#####	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated November 7, 2000.

%	Incorporated by reference from an exhibit filed with the Company’s Report on From 10-K dated March 5, 2001.

%%	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 14, 2001.

(b)	Reports on Form 8-K
Form 8-K regarding Other Material Events, filed November 29, 2001 – Announcement of Completion of a Private Placement of Equity including Participation by Members of Board of Directors and Management

Form 8-K regarding Other Material Events, filed November 29, 2001 – Announcement of Equity Offering to International Investors

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Calypte Biomedical Corporation:

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation and subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypte Biomedical Corporation and subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KP	MG LLP

San Francisco, California
February 8, 2002

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$287	$723
Restricted cash	—	480
Accounts receivable, net of allowance of $191 and $35 at December 31, 2001 and 2000, respectively	325	374
Inventory	1,129	1,166
Prepaid expenses	304	464
Deferred offering costs, net of accumulated amortization of $40 at December 31, 2001	901	—
Other current assets	1	5

Total current assets	2,947	3,212
Property and equipment, net	1,187	1,577
Intangibles, net	—	31
Other assets	128	186

	$4,262	$5,006

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,120	$1,718
Accrued expenses	2,118	1,314
Note payable	411	471
Capital lease obligations–current portion	87	84
Deferred revenue	500	500

Total current liabilities	7,236	4,087
Deferred rent obligation	48	36
Capital lease obligations—long–term portion	22	78

Total liabilities	7,306	4,201

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2001 and 2000; 100,000 shares issued and outstanding at December 31, 2001 and 2000; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,456	2,336

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 50,000,000 shares authorized at December 31, 2001 and 2000, respectively; 37,792,134 and 25,553,064 shares issued and outstanding as of December 31, 2001 and 2000, respectively	38	26
Additional paid–in capital	82,623	77,582
Deferred compensation	(8)	(114)
Accumulated deficit	(88,153)	(79,025)

Total stockholders’ equity (deficit)	(5,500)	(1,531)

	$4,262	$5,006

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Product sales	$6,826	$3,296	$3,728

Total revenue	6,826	3,296	3,728

Operating expenses:
Product costs	6,986	5,891	4,721
Research and development	1,546	2,254	4,123
Selling, general and administrative	6,740	7,568	5,081

Total expenses	15,272	15,713	13,925

Loss from operations	(8,446)	(12,417)	(10,197)
Interest income	9	289	353
Interest expense ($1,325 non-cash in 2001)	(1,373)	(123)	(182)
Other income	539	9	2

Loss before income taxes	(9,271)	(12,242)	(10,024)
Income taxes	(2)	(2)	(2)

Net loss before extraordinary item	(9,273)	(12,244)	(10,026)
Extraordinary gain on repurchase of beneficial conversion feature, net of tax expense	145	—	—

Net loss	(9,128)	(12,244)	(10,026)
Less dividend on mandatorily redeemable Series A preferred stock	(120)	(120)	(120)

Net loss attributable to common stockholders	(9,248)	(12,364)	$(10,146)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.30)	$(0.52)	$(0.52)

Weighted average shares used to compute net loss per share attributable to common stockholders (basic and diluted)	30,928	23,859	19,333

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 1999, 2000, and 2001
(in thousands, except share data)

	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 1998	$14	$3	$61,476	$(107)	$(56,755)	$4,631
Exercise of stock options for 44,532 shares of common stock	—	—	35	—	—	35
Common stock of 9,918 shares issued under the Employee Stock Purchase Plan	—	—	5	—	—	5
Cost associated with purchase of certain assets of Cambridge Biotech Corporation	—	—	(68)	—	—	(68)
Issuance of 3,102,500 shares of common stock subscribed through a private placement	3	(3)	—	—	—	—
3,398,000 shares of common stock issued through a Private Placement	3	—	7,642	—	—	7,645
Cost of issuance of common stock for Private Placement (including underwriters’ fees)	—	—	(854)	—	—	(854)
Dividend requirements of mandatorily redeemable Series A preferred stock	—	—	(120)	—	—	(120)
Compensation relating to granting of stock options	—	—	110	(110)	—	—
Amortization of deferred compensation	—	—	—	82	—	82
Net loss	—	—	—	—	(10,026)	(10,026)

Balances at December 31, 1999	$20	$—	$68,226	$(135)	$(66,781)	$1,330

(Continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Years Ended December 31, 1999, 2000 and 2001
(in thousands, except share data)

	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 1999	$20	$—	$68,226	$(135)	$(66,781)	$1,330
Exercise of stock options for 913,527 shares of common stock	2	—	679	—	—	681
Common stock of 39,801 shares issued under the Employee Stock Purchase Plan	—	—	46	—	—	46
Common stock bonuses of 58,333 shares issued under the 2000 Employee Incentive Plan	—	—	100	—	—	100
4,096,000 shares of common stock issued through a Private Placement	4	—	8,393	—	—	8,397
Cost of issuance of common stock for Private Placement	—	—	(53)	—	—	(53)
Dividend requirements of mandatorily redeemable Series A preferred stock	—	—	(120)	—	—	(120)
Compensation relating to granting of stock options	—	—	311	(311)	—	—
Amortization of deferred compensation	—	—	—	332	—	332
Net loss	—	—	—	—	(12,244)	(12,244)

Balances at December 31, 2000	$26	$—	$77,582	$(114)	$(79,025)	$(1,531)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Years Ended December 31, 1999, 2000 and 2001
(in thousands, except share data)

	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2000	$26	$—	$77,582	$(114)	$(79,025)	$(1,531)
Exercise of stock options for 275,329 shares of common stock	—	—	211	—	—	211
Common stock of 135,794 shares issued under the Employee Stock Purchase Plan	—	—	35	—	—	35
Common stock bonuses of 681,405 shares issued under the 2000 Equity Incentive Plan	1	—	325	—	—	326
7,267,162 shares of common stock issued under Equity Line agreements	7	—	2,552	—	—	2,559
Cost of issuance of common stock under Equity Line agreements	—	—	(431)	—	—	(431)
1,575,855 shares of common stock issued through a private placement	2	—	293	—	—	295
1,008,525 shares of common stock issued upon conversion of debenture	1	—	174	—	—	175
Fair value of warrants issued to Equity Line investor (treated as deferred offering costs)	—	—	1,676	—	—	1,676
Amortization of deferred offering costs	—	—	(103)	—	—	(103)
1,200,000 shares of common stock issued upon exercise of warrants	1	—	199	—	—	200
Fair value of warrants and beneficial conversion feature granted in conjunction with issuance of convertible debentures	—	—	471	—	—	471
Repurchase of beneficial conversion feature	—	—	(145)	—	—	(145)
Dividend requirements of mandatorily redeemable Series A preferred stock	—	—	(120)	—	—	(120)
Compensation relating to granting of stock options	—	—	82	(82)	—	—
Amortization of deferred compensation	—	—	(178)	188	—	10
Net loss	—	—	—	—	(9,128)	(9,128)

Balances at December 31, 2001	$38	$—	$82,623	$(8)	$(88,153)	$(5,500)

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(9,128)	$(12,244)	$(10,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	527	563	622
Amortization of deferred compensation	10	332	82
Amortization of debenture discounts and charge for beneficial conversion feature	646	—	—
Amortization of deferred offering costs	672	—	—
Write-off of note and interest to research and development expense	—	—	890
Expense related to common stock bonuses granted	203	100	—
Provision for doubtful accounts receivable	156	—	—
Extraordinary gain on repurchase of beneficial conversion feature	(145)	—	—
Forgiveness of note receivable from officer	—	96	—
Gain on sale of Pepgen stock	(500)	—	—
(Gain) loss on sale of equipment	(38)	11	—
Changes in operating assets and liabilities:
Accounts receivable	(107)	209	(426)
Inventory	37	294	581
Prepaid expenses and other current assets	164	(287)	(133)
Other assets	58	(10)	32
Accounts payable, accrued expenses and deferred revenue	3,347	266	392
Deferred rent obligation	12	11	(6)

Net cash used in operating activities	(4,086)	(10,659)	(7,992)

Cash flows from investing activities:
Purchase of equipment	(72)	(528)	(370)
Proceeds from sale of equipment	38	27	—
Proceeds from sale of Pepgen stock	500	—	—
Notes receivable from officers and employees	—	584	(53)
Purchase of securities available for sale	—	(11)	(1,454)
Sale of securities available for sale	—	514	1,601

Net cash provided by (used in) investing activities	466	586	(276)

Cash flows from financing activities:
Proceeds from sale of stock	3,305	8,624	7,682
Expenses paid related to sale of stock	(435)	(53)	(585)
Proceeds from common stock subscribed	—	—	450
Expenses related to subscription of common stock	—	—	(269)
Proceeds from issue of debentures, net	925	—	—
Repayment of debentures	(932)	—	—
Expenses related to purchase of certain assets of Cambridge Biotech Corp.	—	—	(68)
Refund of cash pledged (cash pledged) to bank pursuant to loan agreement	480	(480)	—
Principal payments on notes payable	(471)	(623)	(1,406)
Principal payments on capital lease obligations	(88)	(74)	(255)
Proceeds from notes payable	400	750	2,250

Net cash provided by financing activities	3,184	8,144	7,799

Net decrease in cash and cash equivalents	(436)	(1,929)	(469)
Cash and cash equivalents at beginning of year	723	2,652	3,121

Cash and cash equivalents at end of year	$287	$723	$2,652

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2001	2000	1999
Supplemental disclosure of cash flow activities:
Cash paid for interest	$37	$117	$178
Cash paid for income taxes	2	2	2
Supplemental disclosure of non-cash activities:
Refinance of capital lease obligation	—	96	82
Acquisition of equipment through obligations under capital leases	35	—	—
Dividend on mandatorily redeemable Series A preferred stock	120	120	120
Deferred compensation attributable to stock grants	82	311	110
Common stock grants	326	100	—
Revaluation of acquisition of certain assets of Cambridge Biotech Corporation	—	—	293
Original issue discount and expenses withheld from debenture proceeds	175	—	—
Conversion of debenture payable and accrued interest to common stock	175	—	—
Conversion of common stock subscribed to common stock	—	—	3
Conversion of note payable to common stock	—	500	—
Deferred financing costs and expenses related to equity line, debentures and warrants issued	1,325	—	—
Accrued interest converted to Note Payable	11	—	—

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

(1)    The Company

Calypte Biomedical Corporation (“Calypte” or the “Company”) is a public healthcare company dedicated to the development and commercialization of urine–based diagnostic products and services for Human Immunodeficiency Virus Type 1 (HIV-1), sexually transmitted diseases and other infectious diseases. Calypte’s products include its screening enzyme immunoassay (“EIA”) and supplemental Western Blot tests, the only two FDA-approved HIV-1 antibody tests that can be used on urine samples. The Company believes that accurate, non-invasive urine–based testing methods for HIV and other infectious diseases may make important contributions to public health by helping to foster an environment in which testing may be done safely, economically, and painlessly.

Calypte commenced operations in 1989 and was incorporated as a Delaware corporation in June 1996, concurrent with the initial public offering of its stock. On June 1, 1998, the Company ceased being a development stage enterprise when it announced that the FDA approved its urine HIV-1 Western Blot test. That test is used on samples that are repeatedly reactive in the Company’s HIV-1 urine antibody screening test. The supplemental test completed the only available urine–based HIV-1 test method. Calypte is headquartered in Alameda, California and manufactures its HIV-1 screening test there. The Company also conducted screening test manufacturing operations at a facility in Berkeley, California through February 2001. The Company manufactures its urine and serum HIV-1 Western Blot and other products at its facilities in Rockville, Maryland. At December 31, 2000, both the Alameda and Rockville manufacturing facilities were FDA approved.

In December 1998, Calypte acquired from Cambridge Biotech Corporation certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included the urine and serum HIV-1 Western Blot products, as well as a supplemental test for Human T-Lymphotropic Virus (HTLV) that Calypte marketed through 2001. Calypte discontinued the production of that product in 2001 and will discontinue marketing it when current inventories are depleted.

Calypte and its distributors market its products in approximately a dozen countries worldwide. The Company’s marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate targeted domestic and international markets. Calypte maintains a small direct sales force to sell its HIV-1 screening test and potential future products to laboratories serving the domestic life insurance market, and has recently expanded its direct sales force to target other selected domestic markets. International markets are addressed utilizing diagnostic product distributors. To date, in countries that have an approval process for diagnostic tests, the Company has received approval for the sale of its product in the Republic of South Africa, the People’s Republic of China, Indonesia and Malaysia. Several additional international approvals are pending, and the Company is collaborating with its distributors to obtain regulatory approval to market and promote its products in their local markets.

The Company has incurred net losses of $9.1 million, $ 12.2 million and $10.0 million in 2001, 2000, 1999, respectively. The accumulated deficit at December 31, 2001 was $88.2 million. The Company does not believe that current cash plus the proceeds from its existing equity line of credit and the convertible debentures and warrant exercises will be sufficient to meet its current operating expenses and capital requirements and it is continuing to explore financing alternatives. Refer to footnote 19 for a discussion of recent developments regarding the Company’s financing activities. The Company’s future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

(2)     Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc., and Calypte Biomedical Company (the Company’s predecessor entity). All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the sale of its equity interest in Pepgen Corporation (“Pepgen”) in 2001, the Company accounted for its interest under the equity method (Note 12).

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market accounts and commercial paper with original maturities of three months or less.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts on a specific identification basis when, due to passage of time or receipt of information, there is appropriate evidence of a customer’s inability to make the required payments.

Inventories

Inventories are stated at the lower of cost or market with cost determined using the first–in, first–out method.

Property and Equipment

Property and equipment is stated at cost. Machinery and equipment, furniture and fixtures, and computer equipment are depreciated using the straight–line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements and equipment under capital leases are amortized or depreciated over the shorter of the remaining lease term or the useful life of the improvement.

Intangibles

Intangibles consist of tradenames and trademarks related to the acquisition of certain assets from Cambridge Biotech Corporation, and are carried at cost less accumulated amortization. During the fourth quarter of 2001, the Company determined that remaining value had suffered impairment and correspondingly wrote off the remaining unamortized balance of $22,000.

Fair Value of Financial Instruments

Financial assets and liabilities have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash equivalents approximate fair value because of their short–term nature and because such amounts are invested in accounts earning market rates of interest. The carrying amounts of all other financial instruments, including the note payable, approximate fair value because of their short-term maturity.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Revenue Recognition

The Company recognizes revenue from product sales when all of the following have occurred:

•	we have received a binding purchase order from the customer;

•	we have delivered the product from our manufacturing facility to the common carrier specified by the customer;

•	the amount of the sale to be paid by the customer is fixed or determinable; and

•	our collection of the amount invoiced to the customer is probable.

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

The Company has recorded deferred compensation for the difference, if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18 Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the three years ended December 31, 2001, 2000 and 1999. Options and warrants for 16,378,379 shares, 4,982,462 shares and 4,453,795 shares were excluded from the computation of loss per share at December 31, 2001, 2000 and 1999, respectively, as their effect is antidilutive. The difference between net loss and net loss attributable to common stockholders relates to accrued dividends on the Company’s Mandatorily Redeemable Series A Preferred Stock discussed in Note 8.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company has investment policies that limit investments to short-term, low-risk investments. Concentration of credit risk with respect to trade accounts receivable are limited due to the fact that the Company sells its products primarily to established distributors and laboratories and requires prepayment for certain orders where the relationship between the parties is not well-established.

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

Risks and Uncertainties

Calypte purchases certain raw materials and components used in manufacturing its products from a number of suppliers, but relies on single sources for certain other components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Any delay or interruption in the supply of these components could have a material adverse effect on the Company by significantly impairing its ability to manufacture products in sufficient quantities to meet commercial sales demand. Additionally, if our financial condition reduces our ability to pay for critical components or to make royalty payments under our license agreements, suppliers may delay or cease selling critical components to us or our rights to use license agreements could be jeopardized, both of which could also impair our ability to manufacture.

As of December 31, 2001, our net liabilities were $5.5 million. Our market capitalization at December 31, 2001 was approximately $7.2 million. We also have not recognized net income in any of our previous fiscal years.

Comprehensive Loss

The Company has no components of other comprehensive loss other than its net loss, and, accordingly, its comprehensive loss is equivalent to its net loss for all periods presented.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Segment and Geographic Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company’s operations are currently confined to a single business segment: the development and sale of HIV diagnostics.

Substantially all of the Company’s sales through 2001 have been to United States customers. Sales to international customers accounted for 5% and 4% of the Company’s revenues in 2001 and 2000, respectively.

Sales to three major domestic customers amounted to approximately 57% of total net sales for the year ended December 31, 2001. Sales to those customers accounted for 25%, 19% and 13%, respectively, in 2001. Sales to significant domestic customers accounted for 18%, 13%, and 11% of revenues in 2000 and 19% and 12% of revenues in 1999.

Recent Accounting Pronouncements

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 beginning with its fiscal year that starts January 1, 2003. The Company does not expect that adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

(3)    Inventory

Inventory as of December 31, 2001 and 2000 consisted of the following:

	2001	2000
	(in thousands)	(in thousands)
Raw materials	$243	$221
Work-in-process	544	777
Finished goods	342	168

Total inventory	$1,129	$1,166

(4)    Property and Equipment

Property and equipment as of December 31, 2001 and 2000 consisted of the following:

	2001	2000
	(in thousands)	(in thousands)
Computer equipment	$762	$717
Machinery and equipment	3,302	3,335
Furniture and fixtures	229	232
Leasehold improvements	983	1,728

	5,276	6,012
Accumulated depreciation and amortization	(4,089)	(4,435)

Property and equipment, net	$1,187	$1,577

The Company recognized depreciation expense of $496,000, $552,000, and $610,000 for the years ended December 2001, 2000 and 1999, respectively.

(5)    Accrued Expenses

Accrued expenses as of December 31, 2001 and 2000 consisted of the following:

	2001	2000
	(in thousands)	(in thousands)
Accrued royalty payments	$1,536	$742
Accrued salary and vacation pay	274	253
Other	308	319

Total accrued expenses	$2,118	$1,314

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

(6)    Notes and Debentures Payable

In August 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. In December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. This note bears interest at 8.5% and is due in installments of $200,000 on February 28, 2002 and $35,000 per month thereafter until paid in full, plus accrued interest. The repayment terms of the Note were renegotiated in February 2002. (See Note 18.)

In January 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures in the principal amount of $550,000 each. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. The Company received $925,000 in aggregate net cash proceeds from the issuance of the two debentures. Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively. The Company was contractually obligated to use no less than 50% of the proceeds from any equity financing to repay the debentures. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock under the terms of its first equity line of credit (see  Note 9). The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debentureholder converted the remaining $168,000 balance on the debenture plus accrued interest of approximately $7,000 into 1,008,525 shares of the Company’s Common Stock, in accordance with the conversion provisions of the debenture.

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

The Company issued a warrant for 200,000 shares of its common stock at an exercise price of $1.50 with the first debenture. The warrant was valued on the date of issue at $0.75 per share using the Black-Scholes

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%. The expense associated with the warrant was accounted for as interest expense and amortized over the term of the first debenture. The original issue discount was accounted for as interest expense and recognized using the effective interest method over the respective terms of the debentures.

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

In January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1.25%. The Company’s assets secured borrowings under the loan. The agreement called for the loan to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning in August 1999. In January 2000, the loan was modified to extend the repayment term through August 2001. In May 2000, the loan was again modified to increase the then outstanding principal balance by $250,000. At December 31, 2000, the Company had $471,000 outstanding under this facility and the prime rate was 9.5%.

The loan agreement required the Company to maintain certain financial conditions and comply with certain reporting and other requirements. At times during 2000, including at December 31, 2000, the Company was not in compliance with certain of the financial covenants of the agreement. In the event of such non-compliance, the agreement required the Company to pledge cash to the bank in an amount equal to 105% of the outstanding loan balance. Upon the pledge of such cash, the Company was deemed to have cured any default arising from any non-compliance with the financial covenants of the agreement. The Company repaid the note in full in January 2001, using the cash pledged under the agreement. The accompanying Consolidated Balance Sheet as of December 31, 2000 and Statement of Cash Flows for the periods ended December 31, 2001 and 2000 reflect the $480,000 cash pledge to the bank that was required to cure the Company’s non-compliance as of December 31, 2000 and the subsequent use of the pledged funds to repay the note during 2001.

(7)    Lease Commitments

Capital Leases

The Company has acquired equipment under three capital lease credit agreements that are collateralized by the related equipment. The lease agreements carry effective interest rates of approximately 18% per annum.

During 1993, the Company issued stock warrants for the purchase of 35,155 shares of the Company’s common stock at exercise prices ranging from $5.00 to $7.50 per share as partial consideration for obtaining two of the lease agreements. These warrants expire in 2003.

In 2000, the Company exercised its option to renew one of the capital leases for an additional three year term. In 2001, the Company acquired laboratory equipment under a capital lease having a four-year term and an effective interest rate of approximately 17.5% per annum.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Equipment acquired under the lease lines of credit and other capital leases included in property and equipment as of December 31, 2001 and 2000 consisted of the following:

	2001	2000
	(in thousands)	(in thousands)
Machinery and equipment	$1,763	$1,728
Other	92	92

	1,855	1,820
Accumulated depreciation and amortization	(1,758)	(1,726)

	$97	$94

Future minimum lease payments under capital leases as of December 31, 2001 were:

Year Ended December 31,	(in thousands)
2002	$100
2003	12
2004	12
2005	2

126
Amount representing interest	(17)

Present value of capital lease obligations	109
Current portion of capital lease obligations	(87)

Capital lease obligations–long-term portion	$22

Operating Leases

The Company leases office and manufacturing space in Alameda, California, under a noncancelable operating lease. The Company also leases space in Rockville, Maryland under two operating subleases. The Company also leased manufacturing space in Berkeley, California through February 2001. Total rent expense under these leases was $1,062,000, $1,285,000 and $1,262,000, for the years ended December 2001, 2000, and 1999, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 2001 were:

Year Ended December 31,	(in thousands)
2002	$933
2003	866
2004	564
2005	556
2006	464
Thereafter	—

Total	$3,383

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

(8)    Mandatorily Redeemable Preferred Stock

At the time of its original incorporation, the Company issued both common stock and mandatorily redeemable Series A preferred stock. The Company is required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year–end in which the Company attains $3,000,000 in retained earnings, and funds are legally available. Based on losses accumulated through December 31, 2001, the Company must achieve in excess of $91,000,000 in future earnings before any repayment is required. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through December 31, 2001, cumulative preferred dividends totaling $1,456,000 have been charged to stockholders’ equity to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon re–incorporation of the Company in Delaware in July 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 2001 it remains outstanding. The holders of such shares maintain the same rights as held before the re–incorporation.

(9)    Stockholders’ Equity

Increase in Authorized Shares

On September 28, 2001, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware that increased the number of shares of authorized Common Stock from 50 million to 200 million. The Company’s stockholders approved the Certificate of Amendment at the Annual Meeting of Stockholders held on September 20, 2001. A principal purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance the Company’s continuing operations.

Private Placements

The Company raised net proceeds of $3.1 million, $6.8 million, $8.3 million, and $0.3 million in private placement transactions of 3,102,500 shares, 3,398,000 shares, 4,096,000 shares, and 1,575,855 shares completed in January 1999, April 1999, April 2000, and November 2001, respectively.

Equity Lines of Credit

In August 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s Common Stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s Common Stock. The purchase price of the Common Stock purchased pursuant to any draw down will be equal to 88% of the daily volume weighted average price of the Company’s Common Stock on the applicable date. In conjunction with the signing of the stock purchase agreement, in October 2001, the Company issued a 7-year fully-vested warrant to the investment fund to purchase up to 4,192,286 shares of common Stock at an exercise price of $0.2743 per share. The warrant was valued on the date of issue at $0.22 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.3%, the contractual

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

life of 7 years, and volatility of 80%. The warrant was accounted for as a deferred offering cost and is recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $10 million nominal commitment amount. In October 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 30,000,000 shares of Common Stock that it may issue in conjunction with the equity line facility and the warrant. During November and December 2001, the Company issued two draw down requests under this facility in the aggregate amount of $430,000. The Company issued 2,182,144 shares of its common stock and received aggregate net proceeds of $406,000 after deducting fees and expenses in settling these two draw downs. The Company continues to use the equity line facility to fund its operations. See Note 18.

The Company and an investor signed a Common Stock Purchase Agreement on November 2, 2000, subsequently amended on January 24, 2001 for the future issuance and purchase of the Company’s common stock. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The draw down facility operated generally as follows: The investor committed up to $25 million to purchase the Company’s common stock over a twelve month period. Once during each draw down pricing period, the Company could request a draw of up to $6 million, subject to a formula based on the Company’s average stock price and trading volume setting the maximum amount of a request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22-day period and the Company received the settled amount of the draw down. By the end of the second quarter of 2001, the Company had received net proceeds of $2,014,000 and had issued 5,085,018 shares of its common stock. This represented all of the shares the Company had registered for sale under the draw down agreement, and the Company and the investor considered the agreement completed. As discussed in Note 6, the Company was obligated to apply no less than 50% of the net proceeds from this financing to repay the debentures.

In conjunction with this agreement, the Company issued to the investor a three-year fully-vested warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.55 per share. The warrant was valued on the date of issue at $0.73 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%. The warrant was accounted for as a deferred offering cost and was recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $25 million nominal commitment amount. To the extent that not all of the $25 million commitment was drawn, the remaining deferred offering cost of $672,000 was charged as interest expense in the second quarter of 2001

On July 31 and August 2, 2001, the Company modified the exercise price for 300,000 shares each of the warrant to $0.20 per share, and the warrantholder exercised it for an aggregate of 600,000 shares. The Company received $114,000 in net proceeds from the exercise of these warrants. On August 17, 2001, the Company modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share. The warrantholder exercised the remaining balance of the warrant and the Company received net proceeds of $57,000 after deducting expenses of the transaction. No additional interest expense was recorded as a result of any of the modifications since the value of the modified warrant at the date of modification was below that of the original warrant.

Change of Control Provisions

Certain provisions of the Company’s Certificate of Incorporation and Bylaws may have the effect of preventing, discouraging or delaying any change in the control of the Company and may maintain the

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

incumbency of the Board of Directors and management. The authorization of undesignated preferred stock makes it possible for the Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. Additionally, in December 1998, the Company’s Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock of the Company. The dividend was payable to the stockholders of record on January 5, 1999. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer or merger approved by the Company because the Rights do not become exercisable in the event of a permitted offer or other acquisition exempted by the Board.

(10)    Incentive Stock and Stock Options Plans

2000 Equity Incentive Plan

In June 2000, the Company’s Board of Directors and stockholders approved the adoption of the Company’s 2000 Equity Incentive Plan (the “2000 Incentive Plan”) to replace the Company’s 1991 Incentive Stock Plan, which expired in April 2001. A total of 4,000,000 shares of common stock were initially reserved for issuance under the 2000 Incentive Plan. The Company’s stockholders authorized an additional reserve of 13,000,000 shares at the Annual Stockholders’ Meeting in September 2001. Additionally, all of the shares reserved but not issued or subject to options granted under the Company’s 1991 Incentive Stock Plan are available for grant under the 2000 Incentive Plan. The Compensation Committee of the Company’s Board of Directors administers the Plan. The Board of Directors may amend or modify the 2000 Incentive Plan at any time. It will expire in June 2010, unless terminated earlier by the Board of Directors.

Under the terms of the 2000 Incentive Plan, nonstatutory stock options, restricted stock and stock bonuses may be granted to employees, including directors who are employees, non-employee directors, and consultants. Incentive stock options may be granted only to employees.

Nonstatutory stock options may be granted under the 2000 Incentive Plan at a price not less than 85% of the fair market value of the common stock on the date the option is granted. Incentive stock options may be granted under the 2000 Incentive Plan at a price not less than 100% of the fair market value of the common stock on the date the option is granted.

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

Restricted stock awards may be granted to purchase stock either in addition to, or in tandem with, other awards under the 2000 Incentive Plan, under conditions determined by the Compensation Committee. The purchase price for such awards must be no less than 85% of the fair market value of the Company’s Common Stock on the date of the grant. The Compensation Committee may also grant stock bonus awards to employees or consultants for services rendered to the Company. Such awards may also be granted either in addition to, or in tandem with, other awards under the 2000 Incentive Plan, under conditions determined by the Compensation Committee.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Deferred compensation is recorded related to options granted to non-employees and options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. For the year ended December 31, 2001, the Company recorded a deferred compensation credit of $8,000 attributable to common stock options granted under the 2000 Incentive Plan; the Company recorded no deferred compensation attributable to options granted under the 2000 Incentive Plan for the year ended December 31, 2000. The Company recorded compensation expense of $326,000 and $100,000, respectively, attributable to stock bonus awards of 681,405 shares of common stock granted during 2001 and 58,333 shares of common stock granted during 2000.

The following table summarizes option grant activity under the 2000 Incentive Plan:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 1999	—	$—
Granted	1,270,000	1.89
Exercised	—	—
Canceled	—	—

Outstanding as of December 31, 2000	1,270,000	1.89
Granted	8,007,522	0.26
Exercised	—	—
Canceled	(492,411)	1.20

Outstanding as of December 31, 2001	8,785,111	$0.44

Exercisable as of December 31, 2000	212,784	$1.89

Exercisable as of December 31, 2001	4,184,000	$0.48

As of December 31, 2001, 8,583,973 shares of common stock were available for grant under the 2000 Incentive Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2001 and 2000, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

	2001	2000
Per share weighted–average fair value of options granted	$0.13	$1.00
Expected dividend yield	0.00%	0.00%
Risk–free interest rate	4.34%	5.77%
Volatility	80%	80%
Expected life	5.9 years	5.8 years

1991 Incentive Stock Plan

In April 1991, the Company’s Board of Directors approved the adoption of the Company’s Incentive Stock Plan (the “Stock Plan”). A total of 4,240,992 shares of common stock have been reserved for issuance under the Stock Plan. Since the adoption of the 2000 Equity Incentive Plan in June 2000, no additional shares have been granted from the Stock Plan and all of the shares reserved but not issued or subject to options granted under the Stock Plan are available for grant under the 2000 Incentive Plan.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Under the terms of the Stock Plan, nonstatutory stock options were granted to employees, including directors who were employees, and consultants. Incentive stock options were granted only to employees.

Nonstatutory stock options were granted under the Stock Plan at a price not less than 85% of the fair market value of the common stock on the date the option was granted. Incentive stock options were granted under the Stock Plan at a price not less than 100% of the fair market value of the common stock on the date the option was granted. Options granted under the Stock Plan generally vested monthly over three to five years. The term of the nonstatutory and incentive stock options granted was 10 years or less from the date of the grant, as provided in the option agreements.

Incentive and nonstatutory stock options granted to employees and consultants who, on the date of grant, owned stock representing more than 10% of the voting power of all classes of stock of the Company were granted at an exercise price not less than 110% of the fair market value of the common stock. Any options granted were exercisable at the time and under conditions as determined by the Compensation Committee of the Company’s Board of Directors.

Compensation is recorded on an intrinsic value basis related to options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any, or on a fair value basis for options granted to non-employees. For the years ended December 31, 2000 and 1999, the Company recorded deferred compensation of $311,000, and $110,000, respectively, for certain of the Company’s common stock options granted under the Stock Plan. This amount was amortized over the relevant period of service. The amortized compensation expense for the years ended December 31, 2000 and 1999 was $332,000 and $82,000, respectively.

The following table summarizes activity under the Stock Plan:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 1998	2,558,006	$1.09
Granted	1,080,000	1.07
Exercised	(44,532)	0.80
Canceled	(401,834)	1.82

Outstanding as of December 31, 1999	3,191,640	0.99
Granted	469,800	2.09
Exercised	(912,777)	0.74
Canceled	(487,856)	1.19

Outstanding as of December 31, 2000	2,260,807	1.37
Granted	—	—
Exercised	(275,329)	0.77
Canceled	(609,121)	1.139

Outstanding as of December 31, 2001	1,376,357	$1.60

Exercisable as of December 31, 1999	1,567,967	$0.90

Exercisable as of December 31, 2000	1,606,571	$1.37

Exercisable as of December 31, 2001	1,192,611	$1.60

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

As of December 31, 2001, there were no shares of common stock were available for grant under the Stock Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2000 and 1999 on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

	2000	1999
Per share weighted-average fair value of options granted	$1.35	$0.63
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	6.46%	6.03%
Volatility	80%	80%
Expected life	8.4 years	6.6 years

1995 Director Option Plan

In December 1995, the Company’s Board of Directors approved the Company’s Director Option Plan (the Director Option Plan). During 2001 and 2000, the Board of Directors and the stockholders approved an increase in the number of shares reserved for issuance under the Plan by 2,000,000 and 500,000, respectively, bringing the total number of shares of common stock reserved for issuance to the directors of the Company pursuant to nonstatutory stock options to 2,850,000. Under the Director Option Plan, the Company’s Board of Directors determines the number of shares of the Company’s stock that will be granted each year to newly-elected and re-elected directors. Options may be granted under this plan to non-employee directors or, pursuant to an agreement between the Company and another person, entity or affiliate with whom a non-employee director is associated, that other person, entity, or affiliate. Each option granted under the Director Option Plan is exercisable at 100% of the fair market value of the Company’s common stock on the date the option was granted. Each grant under the plan vests monthly over the twelve month period commencing with the director’s date of election or re-election, provided that the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than one year after the date of the grant. The plan will expire in December 2005 unless terminated earlier in accordance with certain provisions of the Plan.

The Company has not recorded any deferred compensation for the Company’s common stock options granted under the Director Option Plan.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

The following table summarizes activity under the Director Option Plan:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 1998	67,000	4.37
Granted	140,000	1.56
Exercised	—	—
Canceled	—	—

Outstanding as of December 31, 1999	207,000	2.47
Granted	101,500	2.41
Exercised	(750)	1.38
Canceled	—	—

Outstanding as of December 31, 2000	307,750	2.45
Granted	350,000	0.20
Exercised	—	—
Canceled	—	—

Outstanding as of December 31, 2001	657,750	$1.25

	Options	Weighted Average Exercise Price
Exercisable as of December 31, 1999	59,669	$3.73

Exercisable as of December 31, 2000	251,750	$2.40

Exercisable as of December 31, 2001	392,250	$1.94

As of December 31, 2001, 2,191,500 shares of common stock were available for grant under the Director Option Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2001, 2000, and 1999, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

	2001	2000	1999
Per share weighted-average fair value of options granted	$0.09	$1.14	$0.75
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.12%	6.30%	6.00%
Volatility	80%	80%	80%
Expected life	2.2 years	2.1 years	2.2 years

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

The following table summarizes information about stock options outstanding under the 2000 Equity Incentive Plan, the 1991 Incentive Stock Plan, and the 1995 Director Option Plan at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average	Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
		Remaining Years to Expiration
$0.14–$0.20	2,401,458	9.72	$0.17	1,208,232	$0.17
$0.22–$0.26	3,384,015	9.84	$0.24	438,684	$0.23
$0.27–$0.64	2,193,580	9.45	$0.32	1,986,698	$0.30
$0.78–$1.00	769,563	7.30	$0.89	723,730	$0.90
$1.05–$2.00	1,231,527	8.58	$1.53	784,633	$1.53
$2.06–$7.00	839,045	7.99	$2.93	626,884	$3.08

$0.14–$7.00	10,819,188	9.27	$0.64	5,768,861	$0.81

1995 Employee Stock Purchase Plan

In December 1995, the Company’s Board of Directors approved the Company’s Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code (the Code). The Company initially reserved 300,000 shares of common stock for issuance under the Purchase Plan. In 2001, the Board of Directors and stockholders authorized reserving an additional 1,000,000 shares for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Each offering period lasts for twenty–four months; stock purchases occur on April 30 and October 31 of each year. For the years ended December 31, 2001, 2000 and 1999, 135,794, 39,801, and 27,535, shares, respectively, were purchased under the Purchase Plan. Cumulative purchases under the Purchase Plan at December 31, 2001 totaled 232,479 shares, leaving 1,067,521 shares reserved for subsequent purchase.

Under SFAS No. 123, compensation cost is recognized for the fair value of the employees’ purchase rights. The following table summarizes the per share weighted-average fair value of purchase rights granted during 2001, 2000, and 1999, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

	2001	2000	1999
Per share weighted-average fair value of purchase rights granted	$0.26	$0.72	$0.46
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.61%	6.13%	5.10%
Volatility	80%	80%	80%
Expected life	0.5 years	0.5 years	0.5 years

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Pro Forma Disclosure

Had the Company determined compensation cost based on the fair value at the grant date for its stock options and purchase rights under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

	2001	2000	1999
	(in thousands)	(in thousands)	(in thousands)
Net loss attributable to common stockholders
As reported	$(9,248)	$(12,364)	$(10,146)
Pro forma	(10,380)	(13,442)	(11,057)
Net loss per share attributable to common stockholders
As reported	$(0.30)	$(0.52)	$(0.52)
Pro forma	$(0.34)	$(0.56)	(0.57)

Pro forma net loss reflects only options granted since 1995 as well as purchase rights granted since 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

(11)    Section 401(k) Plan

Effective January 1, 1995, the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Company’s full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan.

(12)    Investment in Pepgen Corporation

In 1995, the Company purchased a 49% equity interest in Pepgen Corporation (“Pepgen”) for $2.5 million, comprised of $1.0 million paid at closing, a $1.0 million promissory note and options to purchase the Company’s common stock valued at $500,000. The $1.0 million promissory note balance was paid in 1996. The options were granted to Pepgen’s stockholders for the purchase of an aggregate of 475,000 shares of the Company’s common stock at a price of $7.50 per share, of which 100,000 of such shares were immediately exercisable upon signing of the agreement and the remaining 375,000 shares become exercisable upon attainment of certain milestones. The Company valued the options utilizing the Black-Scholes option-pricing model which considered the terms of the options, other market assumptions consistent with those as determined by an independent valuation appraiser, a volatility index for the biotechnology industry and certain other factors related to the probability and timing of attaining related milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. During the second quarter of 2001, the Company sold its interest in Pepgen for $500,000, citing its short-term financial requirements and strategic commitment to diagnostic, rather than therapeutic, products.

During 1998, the Company loaned Pepgen $768,000 at an interest rate of 10%. The loan was subsequently written off as research and development expense in 1999. The Company spent additional amounts totaling $63,000 on research and development related to Pepgen during 1999. In October 1999, Pepgen secured $3.8 million in a new

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

round of financing, reducing the Company’s equity interest to 38%. In June 2000, Pepgen secured an additional $2.0 million in another round of financing, further reducing the Company’s equity interest to 29%.

Prior to the sale of its interest in 2001, the Company’s carried its investment in Pepgen at zero, as the proportionate losses recognized by the Company had reduced the initial investment to that amount.

(13)    Income Taxes

The provision for income taxes for all periods presented in the accompanying consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	December 31,
	2001	2000	1999
	(in thousands)
Computed “expected” tax expense	$(3,152)	$(4,163)	$(3,408)
Meals and entertainment expenses, and officer’s life insurance not deductible for income taxes	7	13	17
Research expenses	—	39	39
State tax expense, net of federal income tax benefit	1	1	1
Losses and credits for which no benefits have been recognized	3,146	4,112	3,360
Other	—	—	5

	$2	$2	$2

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Employee benefit reserves, including accrued vacation and bonuses	$70	$60
Start-up and other capitalization	734	751
Fixed assets, due to differences in depreciation	223	379
Deferred rent and revenue	218	214
Net operating loss carryovers	29,047	26,093
Research and development credits	1,542	1,510
Other operating reserves	81	75
Other	412	301

Total gross deferred tax assets	32,327	29,383
Valuation allowance	(32,327)	(29,383)

Net deferred tax asset	$—	$—

The net change in the valuation allowance for the years ended December 2001, 2000, and 1999 was an increase of $2,944,000, $4,708,000, and $4,386,000, respectively. Because there is uncertainty regarding the

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $171,000 of deferred tax assets will be creditable to paid-in capital.

As of December 31, 2001, the Company had federal tax net operating loss carryforwards of approximately $82,099,000, which will expire in the years 2004 through 2021. The Company also has federal research and development credit carryforwards as of December 31, 2001 of approximately $1,124,000, which will expire in the years 2005 through 2021.

State tax net operating loss carryforwards were approximately $34,548,000 and state research and development credit carryforwards were $618,000 as of December 31, 2001. The state net operating loss carryforwards will expire in the years 2002 through 2011 and the state research and development credits will carryforward indefinitely.

The Company’s ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in Section 382 of the Internal Revenue Code.

(14)    Royalty, License, and Research Agreements

Royalty and License Agreements

The Company has entered into an agreement that provides for royalty payments to former related parties based on sales of certain products conceived by the former related parties prior to March 30, 1989.

The Company has entered into arrangements with various organizations to receive the right to utilize certain patents and proprietary rights under licensing agreements in exchange for the Company making certain royalty payments based on sales of certain products and services. The royalty obligations are based on a percentage of net sales of licensed products and include minimum annual royalty payments under some agreements. At December 31, 2001, the Company is in arrears on the payment of royalties under certain of its licensing agreements. Under certain of those arrangements, the patent holder or other organization granting rights to the Company has the right to revoke the license for non-payment of royalties.

Research Agreement

As amended in 1994, the Company entered into a research agreement that allowed for a university to perform certain research on behalf of the Company for a seven-year period. Under the terms of the agreement, the Company may negotiate certain license rights to the inventions made by the university resulting from this research. The Company’s annual payment under this agreement was approximately $150,000 through 1999. The Company made no payments attributable to this agreement in 2000 or 2001.

(15)    Distribution Agreements

United States

In September 1999, the Company appointed Wampole Laboratories, a division of Carter-Wallace Inc., as the exclusive U.S. distributor of its HIV-1 urine-based screening test to all markets other than the insurance market. The agreement had an initial five-year term. Exclusivity for the full term of the agreement was

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

predicated on the purchase of targeted volumes of the Company’s product over a two year period. The agreement was terminated as of March 31, 2001 and the Company hired its own sales force that now addresses the hospital, public health, and reference laboratory markets.

International

The Company has entered into distribution agreements with ten international distributors granting them exclusive rights to distribute the Company’s products in approximately one dozen countries. The agreements generally have terms of from one to three years. Continuing exclusivity and agreement renewal or extension is typically dependent upon specified minimum purchases following successful local regulatory approval of the product. At December 31, 2001, the product was registered for sale in the Republic of South Africa, the People’s Republic of China, Indonesia, and Malaysia. Regulatory approvals in France, the Philippines, Korea and Brazil are in process.

(16)    Consulting and Employment Agreements

In January 1995, the Company entered into an employment agreement with an officer for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year. The agreement was amended in November 1999 to provide payment of the officer’s base salary through April 2000. The agreement was subsequently amended in 2000 to provide for payment of $100,000 in cash and stock for services from April 2000 through March 2001. The agreement was not extended or renewed thereafter.

In December 1997, the Company entered into a consulting agreement with a Board member effective from December 1997 to June 1998. Under the agreement, the consultant received compensation of $6,000 per month and was granted 50,000 stock options, which vested over the period of the agreement. The options were cancelled as of October 1999. A replacement grant was made in April 2000 at the same exercise price as for the original grant, which exceeded the April 2000 price. Other terms of the grant were the same as the original grant.

In December 1997, the Company entered into a consulting agreement with a Board member effective from January 1998 through June 1998. Under the agreement, the consultant received compensation of $2,500 per month and was granted 50,000 stock options, which vested over a 36 month period with the possibility of immediate vesting under certain conditions. The options were cancelled as of October 1999. A replacement grant was made in April 2000 at the same exercise price as for the original grant, which exceeded the April 2000 price. Other terms of the grant were the same as the original grant.

In October 1998, the Company entered into employment agreements with two officers. Those agreements expired upon the termination of employment and execution of Consulting Agreements that extended from 1999 to 2000 between the Company and each of the officers. Those agreements were subsequently extended in 2000 for an additional twelve-month term, after which they expired and were not renewed.

In October 1999, the Company entered into an employment agreement with an officer and director of the Company that included a base salary, subject to annual review, and the grant of 450,000 stock options, which vest over 24 months. The officer is also entitled to a bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors. During 2000, the officer received a stock bonus of 25,000 shares of the Company’s common stock and was granted stock options that vest over 24 months to purchase an additional 300,000 shares of the Company’s stock. During 2001, the officer was granted multiple options with vesting

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

periods ranging from 3 to 36 months to purchase an aggregate of 900,000 shares of the Company’s stock. At December 31, 2001, options to purchase 452,431 shares of stock were exercisable based on grants made during 2001. In the event the Company terminates the officer’s employment other than for cause, the officer is entitled to receive her base salary for twelve months.

In October 1999, the Company entered into a consulting agreement with a Board member to serve as an officer of the Company effective from October 1999 through October 2000. Under the terms of the agreement, the director received compensation of $5,000 per month and was granted options to purchase 150,000 shares of the Company’s stock. The options for 50,000 shares of the Company’s stock vested immediately upon execution of the Agreement, an additional 50,000 shares vested after six months, and the remaining 50,000 shares vested on the one year anniversary of the agreement. The agreement was renewed for an additional twelve months through October 2001 to compensate the Board member for service as Chairman of the Board. The director received a restricted stock award valued at $60,000 that vests over the twelve-month term of the agreement as compensation for the renewal. In 2001, the agreement was renewed for a subsequent twelve-month term. The director was granted options to purchase 300,000 shares of the Company’s stock. The options vest ratably over the twelve-month term of the agreement.

(17)    Related Party Transactions

During 1997, in recognition of a Technology Rights Agreement entered into between the Company and an officer, the Company partially funded the expenses of a research foundation started by the officer. The officer entered into a loan agreement with the Company to repay such funding to the Company. The principal amount and all accrued interest was originally due on December 1, 1997, but the Company’s Board of Directors extended the due date to December 31, 1999 and then to June 12, 2000. In June 2000, the Company accepted a new note from the officer that incorporated the principal and accrued interest from the previous indebtedness. The June 2000 note was secured by the officer’s owned stock and vested stock options in the Company. The note required interest at the prime rate and was due on December 31, 2000. On September 12, 2000, the officer repaid the note and accrued interest in full.

In April 2000, the Company sold 4,096,000 shares of Common Stock to institutional investors in a private placement at $2.05 per share. The Company sold 1,951,220 of the shares to an investment company for which the Company’s Chairman of the Board serves on the Board of Directors and as a member of the Compensation Committee. Pursuant to the Common Stock Purchase Agreement dated March 2, 2000, a representative designated by the investment company was elected to and continues to serve on Calypte’s Board of Directors. The Calypte Board will nominate a representative selected by the investment company for election to the Calypte Board for so long as the investment company holds one-half of the shares it acquired through the Common Stock Purchase Agreement. In connection with the private placement, the investment company extended a $1 million line of credit to Calypte and Calypte issued a warrant for the purchase of 100,000 shares of its common stock at $3.62 per share. The line of credit converted into shares of common stock of Calypte upon the closing of the stock purchase.

As described in Note 6, in September 2001, the Company issued a $400,000 Promissory Note to the parent company of its largest stockholder.

In November 2001, the Company sold 1,575,855 shares of Common Stock under Regulation 144 to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The investors are required to hold the shares purchased pursuant to this offering for twelve months from the date of purchase. Three members of the Company’s Board of Directors purchased an aggregate of 721,154 shares of this offering

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

(18)    Contingencies

The Company has received correspondence from the National Institutes of Health (“NIH”) alleging that its HIV-1 urine-based test products are also subject to the patent under which it licenses its serum-based supplemental test and requesting the payment of additional license fees of approximately $300,000 for past shipments plus a royalty on future shipment of its urine-based products. At December 31, 2001, the Company has accrued, but is delinquent in making, royalty payments to NIH for its serum-based product sales. The Company has informed the NIH that it does not agree with their analysis of the patent in question. The Company cannot, however, assure that it will be successful if the matter is pursued further by NIH, or if it is litigated. If the Company’s analysis of the patent does not prevail and if it becomes subject to royalty payments to the NIH for past and future shipments of its urine-based test products, it would reduce the funds available to fund continuing operations and might result in a decrease in its gross margin on those products and/or cause it to increase the price of those products, which could adversely affect the market share for its urine-based products.

(19)    Subsequent Events (Unaudited)

Contingencies

On March 6, 2002, the NIH notified the Company that it would classify Calypte’s urine EIA test as a product that is not subject to earned royalties under the terms of the Company’s license agreement. The Company’s urine Western Blot supplemental test is, however, subject to royalties under the license. This tentative agreement with the NIH will be formalized by executing an amendment to the Company’s license agreement with NIH and an agreement regarding payment of past-due royalties, and effectively resolves the contingency described in Note 18.

Private Placement of Convertible Debentures and Warrants

On February 12, 2002, the Company announced that it had signed an agreement to place up to $850,000 in two secured convertible debentures with a private investment fund in a private placement pursuant to Regulation D of the Securities Act of 1933. In conjunction with this transaction, the Company issued warrants to purchase up to 13,700,000 shares of its Common Stock. Subject to certain trading volume restrictions as defined below, the agreement obligates the fund to purchase 12,000,000 shares covered by these warrants during the twelve months following the effectiveness of a registration statement that the Company will file with the Securities and Exchange Commission to register the resale of the shares. Based on current market conditions, if the Company issues both debentures, it expects that its aggregate net proceeds from the debentures and the mandatory exercise of the warrants will amount to approximately $2.1 million.

Under this arrangement, the Company will issue two secured convertible debentures to the investment fund with a principal amount of $425,000 each at a 12% interest rate. The Company issued the first debenture on February 12, 2002 and received $367,000 in proceeds after deducting expenses of the transaction. The Company plans to issue the second debenture when the registration statement is declared effective by the SEC. The Company expects to file the registration statement during March 2002. Each debenture will mature two years from the date of issue. Under the terms of the debentures, the investment fund can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock. Once the registration statement is declared effective, the investment fund is required to convert the debentures and to exercise the warrants each month at a rate equal to a minimum of 5% and 7.5% respectively of the trading volume in Calypte shares for the preceding 60 days. The exercise price of the warrants and the conversion price of the debentures are at floating prices that represent a discount to the trading price of the Company’s shares for the 20 trading days preceding the exercise and conversion.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

On February 21, 2002, the Company renegotiated the terms of repayment under its Promissory Note with the parent company of its largest stockholder. The Note now requires payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raises at least $2 million in external financing, not including the convertible debentures and warrants discussed above. If there is a remaining balance under the Note upon the Company’s obtaining proceeds of at least $2 million of external financing, the Company is obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company is obligated to continue monthly payments of $35,000 until the Note is repaid in full. The Company made the required $17,500 payment on February 28, 2002.

Restructure of Trade Debt

On January 21, 2002, the Company’s Board of Directors reserved 1.6 million shares of it common stock for issuance to a number of its trade creditors. On March 4, 2002, the Company issued approximately 1.4 million of these shares to a number of those creditors, including the landlord for its Alameda manufacturing facility and one of the universities from which it licenses its patent rights. These creditors have agreed to accept the Company’s stock in satisfaction of indebtedness totaling approximately $1.6 million at December 31, 2001 plus certain patent rights for 2002.

INDEPENDENT AUDITORS’ REPORT ON
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors
Calypte Biomedical Corporation:

Under date of February 8, 2002, we reported on the consolidated balance sheets of Calypte Biomedical Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Calypte Biomedical Corporation and subsidiary referred to above contains an explanatory paragraph that states that the Company’s recurring losses from operations and accumulated deficit raise substantial doubt about the entity’s ability to continue as a going concern. The consolidated financial statement schedule included in this Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.

KP	MG LLP

San Francisco, California
February 8, 2002

S-1

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2001
Allowance for sales returns and doubtful accounts receivable	$35	$156	—	—	$191

Year Ended December 31, 2000
Allowance for sales returns and doubtful accounts receivable	$35	—	—	—	$35

Year Ended December 31, 1999
Allowance for sales returns and doubtful accounts receivable	—	$35	—	—	$35

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA	LYPTE BIOMEDICAL CORPORATION
(Re	gistrant)

/s/ NANCY E. KATZ
By:
Nancy E. Katz
President and Chief Executive Officer
Date: March 11, 2002

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

Signature	Title	Date

/s/ DAVID E. COLLINS David E. Collins	Chairman of the Board of Directors	March 11, 2002

/s/ NANCY E. KATZ Nancy E. Katz	President, Chief Executive Officer and Director	March 11, 2002

/s/ RICHARD D. BROUNSTEIN Richard D. Brounstein	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 11, 2002

/s/ JOHN J. DIPIETRO John J. DiPietro	Director	March 11, 2002

/s/ PAUL FREIMAN Paul Freiman	Director	March 11, 2002

/s/ JULIUS R. KREVANS, M.D. Julius R. Krevans, M.D.	Director	March 11, 2002

/s/ MARK NOVITCH, M.D. Mark Novitch, M.D.	Director	March 11, 2002

/s/ ZARFAR I. RANDAWA, PH.D. Zafar I. Randawa, Ph.D.	Director	March 11, 2002

/s/ CLAUDIE WILLIAMS Claudie Williams	Director	March 11, 2002

II-1