Form 10-Q
period 2002-03-31
CALYPTE BIOMEDICAL CORP
filed 2002-05-20
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The registrant had 45,111,774 shares of common stock outstanding as of May 17, 2002.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$119	$287
Accounts receivable, net of allowance of $191 at March 31, 2002 and December 31, 2001	182	325
Inventory	1,038	1,129
Prepaid expenses	219	304
Deferred offering costs, net of accumulated amortization of $133 at March 31, 2002 and $40 at December 31, 2001	808	901
Other current assets	7	1

Total current assets	2,373	2,947
Property and equipment, net of accumulated depreciation of $4,211 at March 31, 2002 and $4,089 at December 31, 2001	1,134	1,187
Other assets	128	128

	$3,635	$4,262

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,855	$4,120
Accrued expenses	941	2,118
Note payable-current portion	393	411
Capital lease obligations-current portion	65	87
Deferred revenue	500	500

Total current liabilities	5,754	7,236
Debenture payable, net of discount of $398 at March 31, 2002	27	—
Warrant liability	425	—
Deferred rent obligation	50	48
Capital lease obligations-long-term portion	20	22

Total liabilities	6,276	7,306

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,486	2,456

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 45,077,124 and 37,792,134 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	45	38
Additional paid-in capital	83,629	82,623
Deferred compensation	—	(8)
Accumulated deficit	(88,801)	(88,153)

Total stockholders’ equity	(5,127)	(5,500)

	$3,635	$4,262

See accompanying notes to financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product sales	$1,159	$1,402

Operating expenses:
Product costs	1,630	1,989
Research and development costs	241	497
Selling, general and administrative costs	1,215	1,956

Total expenses	3,086	4,442

Loss from operations	(1,927)	(3,040)
Interest income	1	6
Interest expense, non-cash of $33 in 2002 and $494 in 2001	(47)	(513)
Other income, net	8	23

Loss before income taxes and extraordinary item	(1,965)	(3,524)
Income taxes	(2)	(2)

Net loss before extraordinary item	(1,967)	(3,526)
Extraordinary gain on extinguishments of debt, net of income taxes	1,319	—

Net loss	(648)	(3,526)
Less dividends on mandatorily redeemable Series A preferred stock	(30)	(30)

Net loss attributable to common stockholders	$(678)	$(3,556)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.02)	$(0.14)

Weighted average shares used to compute net loss per share attributable to common stockholders (basic and diluted)	40,597	25,814

See accompanying notes to financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(648)	$(3,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	129
Amortization of deferred compensation	8	(34)
Amortization of debenture discount	27	—
Amortization of charge for beneficial conversion feature	—	494
Expense related to common stock grants	18	112
Gain on sale of equipment	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	143	(338)
Inventory	91	(188)
Prepaid expenses and other current assets	249	241
Other assets	—	18
Accounts payable, accrued expenses and deferred revenue	(1,194)	1,329
Deferred rent obligation	2	3

Net cash used in operating activities	(1,182)	(1,783)

Cash flows from investing activities:
Purchase of equipment	(69)	(52)
Proceeds from sales of equipment	—	23

Net cash used in investing activities	(69)	(29)

Cash flows from financing activities:
Proceeds from sale of stock	823	862
Expenses related to sale of stock	(66)	(290)
Proceeds from issuance of debentures, net of transaction costs	368	925
Repayment of debentures	—	(308)
Principal payments on notes payable	(18)	(471)
Refund of cash pledged to bank pursuant to loan agreement	—	480
Principal payments on capital lease obligations	(24)	(20)

Net cash provided by financing activities	1,083	1,178

Net decrease in cash and cash equivalents	(168)	(634)
Cash and cash equivalents at beginning of period	287	723

Cash and cash equivalents at end of period	$119	$89

Supplemental disclosure of cash flow activities:
Cash paid for interest	$3	$11
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash activities:
Acquisition of equipment through capital lease obligations	—	35
Dividends accrued on mandatorily redeemable Series A preferred stock	30	30
Deferred compensation attributable to stock option grants	—	(139)
Common stock grant to employees, consultants and vendors	238	185
Original issue discount and expense withheld from debenture proceeds	57	175
Fair market value of warrants issued in conjunction with debenture	425	—

See accompanying notes to financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 and 2001
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

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for each of the years in the three year period ended December 31, 2001 included in its Form 10-K filed with the SEC on March 11, 2002.

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

(2)    Significant Accounting Policies

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted earnings per common share is similar to the computation of basic loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 30,424,479 and 5,945,496 shares at March 31, 2002 and 2001, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was antidilutive.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates.

(4)    Inventory

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

	2002	2001
Raw Materials	$201	$243
Work-in-Process	742	544
Finished Goods	95	342

Total Inventory	$1,038	$1,129

(5)    Debenture Payable

On February 11, 2002, the Company signed a securities purchase agreement with a private investment fund pursuant to which the fund agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by the investment fund on February 11, 2002 and the Company received net proceeds of $368,000. The Company expects to issue the second debenture, also in the amount of $425,000, upon the effectiveness of a registration statement filed by the Company in March 2002. The outstanding debenture bears interest at the annual rate of 12% payable quarterly in common stock or cash at the option of the investment fund. Under the terms of the debenture, the investment fund can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s Common Stock. The Conversion Price for both debentures is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. In addition, upon effectiveness of the registration statement, the investment fund is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

In conjunction with this transaction, the Company issued a Class A warrant to purchase up to 1,700,000 shares of its Common Stock. The Class A warrant is exercisable for a period of seven years after issuance at a price per share equal to the Conversion Price. The investment fund has sole discretion with respect to when and if it chooses to exercise any or all of the Class A warrant prior to its expiration. The warrant was valued on the date of issue at $0.21 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.7%, the contractual life of 7 years, and volatility of 80%.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also issued the investment fund a Class B warrant to purchase an additional 12,000,000 shares of its Common Stock. Upon the effectiveness of the related registration statement, the investment fund is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to the investment fund, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because the fund is required to convert the debentures for a minimum number of shares equal to 5% of the Company’s aggregate trading volume for the preceding 60 trading days, this means that the fund must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Company’s consent. The term of the Class B warrant is 12 months from the effective date of the related registration statement. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share. The warrant was valued on the date of issue at $0.14 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.2%, the contractual life of 1 year, and volatility of 80%.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the debenture, which will be amortized as interest expense over the term of the redemption date, which is 24 months. The combined fair values of the Class A warrants and Class B warrants treated as a discount to the debenture exceed the $425,000 amount of the debenture; accordingly, the aggregate amount of the warrant liability and the offsetting debenture discount recorded attributable to the Class A and Class B warrants is limited to $425,000. The warrant liability will be reclassified to equity upon the Company’s registering of sufficient shares to allow for the exercise of the warrants. Until that time, it will be marked to market through earnings.

The Company determined that its debenture was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company’s common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. Because the the Company also issued warrants in conjunction with the debenture, as described above, the value of the beneficial conversion feature was not accorded treatment as a discount to the debenture, since the valuation of the accompanying warrants had reduced the carrying value of the debenture to zero at the time of issuance.

(6)    Equity Financing and Deferred Offering Costs

In August 2001, the Company and a private investment fund signed a Common Stock Purchase Agreement for the future issuance and purchase of the Company’s common stock. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. During the first quarter of 2002, the Company completed five draw downs under the facility, issuing 5,618,567 shares of its Common Stock at an average price of $0.167 per share and receiving cash proceeds totaling $939,000 after deducting fees and expenses in settling these draw downs. Also during the first quarter of 2002, the Company recognized as a cost of the financing $93,000 of the deferred offering cost attributable to a warrant to purchase 4,192,266 shares of its Common Stock issued to the investment fund in conjunction with the draw down facility.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Note Payable and Related Party Transaction

At December 31, 2001, the Company had executed a promissory note in the amount of $411,000 to the parent company of its largest stockholder. The Note required interest at 8.5% per annum and principal payments were due beginning in February 2002. On February 21, 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the convertible debentures and warrants discussed in Note 6, at which time a $200,000 principal payment would be required. The Company made the required payment on February 28, 2002. On March 28, 2002 the Company again renegotiated the repayment terms of this note, suspending any required principal or interest payments until the Company’s registration statement for the convertible debentures described in Note 6 becomes effective, at which time the Company is required to resume making monthly payments of $35,000.

(8)    Gain on Extinguishment of Debt

In February 2002, the Company closed agreements to issue 1,341,493 shares of its Common Stock to 27 of its trade creditors, including one of the universities from which it licenses its patent rights. These creditors have agreed to accept the shares plus deferred cash payments of from 0% to 25% of the outstanding balance in satisfaction of $1,699,000 of indebtedness plus certain patent rights for 2002. On the date issued, the value of the Company’s Common Stock was $248,000; the aggregate deferred cash payment yet to be made to the trade creditors totals $132,000. The Company recognized an extraordinary gain of $1,319,000 during the first quarter of 2002 as a result of this restructuring of indebtedness.

(9)    Financing and Subsequent Events

On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (“CIG”) whereby CIG agreed to commit an aggregate of $1,422,500 to the Company within ninety days from May 10, 2002. CIG is comprised of outside investors of which Mr. Cataldo has no affiliation or participation in this investment

At this time the Company has received approximately $265,000 of this commitment, which has been deposited in a special attorney escrow account. The Company has issued a $150,000 10% convertible promissory note to Townsbury Investments Limited, the investor in a prior investment that provided for an existing equity line of credit. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of the Company’s next draw down under the equity line. In conjunction with the issuance of this note, the Company repriced from $0.27 to $0.015 the 4.2 million share warrant issued pursuant to the equity line. The investor has exercised the warrant for 1 million shares and the Company has received $15,000 in proceeds. A further $100,000 has been made available by an advance on the second $425,000 debenture to be issued to Bristol Investment Fund. The monies made available from the convertible debentures are being used to fund the Company’s restart.

The Company also intends to issue 17,000,000 restricted shares of its Common Stock for a combination of cash and legal services. These shares will be issued at $0.015 per share and will be registered within ninety (90) days at no cost to CIG or its designees. The balance of the investment commitment will be provided to the Company within ninety (90) days of May 10, 2002, pursuant to a definitive agreement to be finalized. It was further agreed that CIG would raise an aggregate of $5,000,000 prior to May 10, 2003 on terms to be mutually agreed upon.

Additionally, the Company appointed Anthony J. Cataldo as Executive Chairman and further agreed to issue to Mr. Cataldo 1,966,666 stock options pursuant to an agreement that will be negotiated between Mr. Cataldo and the independent members of the Board of Directors. Mr. Cataldo was appointed to the Board replacing David E. Collins, who resigned as Chairman of the Board and from the Board of Directors.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The CIG investment was further conditioned upon a right granted to Mr. Cataldo on behalf CIG to appoint new directors which may constitute a majority of the Board of Directors within thirty days of May 10, 2002.

There can be no assurance that the terms of the financing commitment pursuant to the CIG letter agreement will be made available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure the CIG financing or additional financing on a timely basis will place the Company in significant financial jeopardy. The terms of the financing may involve a change in control and/or require stockholder approval, as well as requiring the Company to obtain certain waivers of covenants that are contained in existing agreements.

Prior to the CIG investment commitment, the Company had announced on April 17, 2002 that it would begin winding down its business due to insufficient funds to continue its operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. As a result of the CIG investment commitment, the Company announced that it would not complete the wind down of its business as previously announced. Furthermore the Company abandoned at this time any plans to file for bankruptcy protection. The Company has begun to call back some of its furloughed employees and is in the process of restarting the business. The Company can give no assurance that it will be able to successfully recall all of its furloughed key employees or that its revenues and customer base will not be negatively impacted by the announcement and commencement of the wind down of the Company’s business. On March 22, 2002, the Company filed a Registration Statement for the registration of certain securities with the Securities and Exchange Commission and intends to proceed with the registration and use its best efforts to fulfill its contractual obligations to security holders that are listed in the Registration Statement. However, the Registration Statement is dependent upon finalizing the terms of the CIG Investment Agreement and regulatory requirements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 17, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to May 17, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q, the update forward-looking information will be file with the SEC in a subsequent Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 19 of this Form 10-Q.

Overview

Calypte’s financial condition deteriorated significantly during the first quarter of 2002, primarily due to the lack of cash necessary to permit it to continue its operations at levels possible in previous quarters and necessary to execute its business plan. The situation reached a critical point in mid-April 2002, at which time management began the process of winding down Calypte’s operations with complete cessation of operations a likely possibility. In early May 2002, before the wind-down process was completed, Calypte received commitments for what it deems to be sufficient additional financing to resume its operations and its Board of Directors appointed a new chairman. At this time, Calypte is reassessing its business plans and objectives as it resumes it operations. Because of the uncertainties under which Calypte has been operating over the past several months, and the resulting impact on production, there will be some ramping-up costs as we resume normal operations. These temporary costs may affect results in the second and third quarters as we resume full production. There can, however, be no assurance that Calypte’s products will be successfully commercialized or that we will achieve significant product revenues. In addition, there can be no assurance that Calypte will achieve or sustain profitability in the future.

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

Results of Operations

The following represents selected financial data:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Total revenue	$1,159	$1,402

Operating expenses:
Product costs	1,630	1,989
Research and development	241	497
Selling, general and administrative	1,215	1,956

Total expenses	3,086	4,442

Loss from operations	(1,927)	(3,040)
Interest income	1	6
Interest expense	(47)	(513)
Other income (expense)	8	23

Loss before income taxes and extraordinary item	$(1,965)	$(3,524)

Three Months Ended March 31, 2002 and 2001

Revenues for the first quarter of 2002 decreased by 17% or $243,000 from $1,402,000 for the first quarter of 2001 to $1,159,000 for the first quarter of 2002. The decrease is primarily attributable to temporary production difficulties at Calypte’s Rockville, Maryland supplemental test manufacturing facility. Although the production difficulties were resolved prior to the end of the quarter, and the FDA was working closely with Calypte to expedite the lot release process, approximately $300,000 of product slated for sale in the first quarter was not shipped until after quarter-end. In spite of the overall decrease in total sales revenues, sales of Calypte’s urine-based HIV screening test were strong in the first quarter of 2002, increasing by 33% compared with sales in the first quarter of 2001. Sales of Calypte’s urine-based HIV screening test to domestic life insurance reference laboratories more than doubled compared with the comparable period in 2001, demonstrating continued acceptance of urine testing by life insurance underwriters. Calypte reported a modest sale to its Chinese distributor in the first quarter of 2002, but total international sales of this product declined compared with first quarter 2001, when the Company reported a large sale to its distributor in the sub-Saharan Africa territory. Sales of Calypte’s urine supplemental test increased 37%, correlating well with the increase in sales of screening tests. In spite of the serum HIV supplemental test production difficulties, revenues from the sale of those tests increased 3% compared with first quarter of 2001, primarily as a result of the continuing impact of the price increase enacted during the third quarter of 2001. Serum supplemental test volume decreased 30% because of the production difficulties. Calypte discontinued production of its research-use-only HTLV diagnostic test during the fourth quarter of 2001; sales of that product had accounted for approximately 8% of first quarter 2001 revenues. Additionally, approximately 22% of Calypte’s first quarter 2001 revenues were derived from the sale of HIV viral lysate, a component Calypte uses in the production of its supplemental test products and which its sells sporadically to another manufacturer who uses that component in its serum-based HIV diagnostic test. Calypte made no sales of viral lysate to that manufacturer during the first quarter of 2002, although it completed a sale early in the second quarter of 2002.

Gross margin on sales was roughly comparable between the periods at –41% for the first quarter of 2002 and –42% for the first quarter of 2001. Materials and product scrapped as a result of the production difficulties at the Rockville plant offset the impact of efficiencies that had been realized previously at that facility as well as the impact of the closure of the Berkeley, California facility during 2001. Calypte maintained its production workforce at the Rockville plant during the period of the production interruption, using those resources to investigate and resolve the issues. The decrease in volume of products manufactured at both the California and Maryland facilities has exacerbated the impact of high fixed infrastructure costs and underutilized facilities in both locations. The Company’s cash flow situation throughout 2002 has continued to necessitate minimizing all controllable expenses. During the first quarter of 2002, Calypte completed the consolidation of its manufacturing operations to a single floor at its Rockville plant, a move which will generate an estimated $200,000 in annualized savings in occupancy costs, while still providing adequate capacity for current and expected increased production volume.

Research and development expense decreased 52% from $497,000 in the first quarter of 2001 to $241,000 in the first quarter of 2002. Calypte’s expenditures for pure research and clinical trials decreased in 2002 in deference to its cash flow situation. Calypte continues to focus its R&D efforts primarily on the development of a urine-based rapid test for the detection of HIV.

Selling, general and administrative expenses decreased by $741,000 or 38%, from $1,956,000 in the first quarter of 2001 to $1,215,000 in the first quarter of 2002. Sales and marketing expenses decreased by 42% as consulting and professional services were severely curtailed and compensation and travel expenses decreased as a result of intentionally unfilled position vacancies. First quarter general and administrative expenses decreased by 36% compared to expenses in the first quarter of 2001. Administrative professional services have been significantly reduced or transitioned from outside service providers to in-house personnel in comparison to first quarter 2001 levels to reduce the Company’s cash burn rate.

In spite of the reduction in sales, Calypte’s cost reduction initiatives reduced the loss from operations by 37% from a loss of $3.0 million for the first quarter of 2001 to a loss of $1.9 million for the first quarter of 2002.

Interest expense for both the first quarter of 2002 and 2001 is primarily non-cash and relates to the treatment of warrants and beneficial conversion features associated with convertible debenture financing arrangements.

In the first quarter of 2002, Calypte recognized an extraordinary gain of $1,319,000 as a result of restructuring certain of its trade indebtedness. As a result of this restructure, Calypte issued 1,341,493 shares of its common stock valued at $248,000 to 27 of its trade creditors. These creditors have agreed to accept the shares plus deferred cash payments totaling $132,000 in satisfaction of $1,699,000 of indebtedness plus certain patent rights for 2002.

Liquidity and Capital Resources

Financing Activities

Calypte has financed its operations from its inception primarily through the private placement of preferred stock and common stock, its Initial Public Offering (IPO) of common stock and, to a lesser extent, from payments related to research and development agreements, a bank line of credit, equipment lease financings and borrowings from notes payable. During the first half of 2001, Calypte began drawing funds under an equity line of credit or equity draw down facility that was completed at the end of the second quarter. Calypte also issued short-term convertible debentures in the first quarter of 2001 that were repaid or converted during the second quarter of 2001. In the third quarter of 2001, the Calypte received proceeds upon the exercise of warrants that it had issued in conjunction with the equity line and debentures. In the fourth quarter of 2001 and the first quarter of 2002, Calypte drew funds under a new equity line facility and in the fourth quarter of 2001 completed a small private placement. In the first quarter of 2002, Calypte issued a two-year debenture that remains outstanding.

In January 1999, Calypte entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement required the company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, Calypte’s assets secured its borrowings under the agreement. In January 2000, the loan was modified to extend the repayment term through August 2000. In May 2000, the loan was again modified to increase the then outstanding principal balance by $250,000. The $471,000 outstanding balance on this loan as of December 31, 2000 plus accrued interest was repaid in full in January 2001.

In April 1999, Calypte completed a private placement of 3,398,000 shares of its Common Stock at $2.25 per share. The company received net proceeds of approximately $7.0 million after deducting placement agent commissions and additional expenses associated with the private placement.

In April 2000, Calypte completed a private placement of 4,096,000 shares of its Common Stock at $2.05 per share. The company received proceeds of approximately $8.3 million, after deducting expenses associated with the transaction. In connection with a bridge loan of $1 million from one of the investors, Calypte also issued warrants for 100,000 shares of Common Stock with an exercise price of $3.62 per share. The bridge loan was converted to equity upon closing of the private placement.

In January 2001, Calypte signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, Calypte issued two convertible debentures to the debentureholder in the principal amount of $550,000 each. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. Calypte issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debentureholder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of Calypte’s common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If Calypte chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debentureholder increased to 15% of the average low bid price for the company’s common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, Calypte also issued a warrant to the debentureholder for 200,000 shares of common stock at an exercise price of $1.50. Calypte received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001. Calypte redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock. The company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debentureholder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of Calypte’s common stock, in accordance with the conversion provisions of the debenture. Calypte issued a warrant for 200,000 shares of its common stock at an exercise price of $1.50 with the first debenture. On August 17, 2001, the company modified the warrant, reducing its exercise price to $0.15 per share, and the debentureholder exercised it for the entire 200,000 shares. Calypte received $28,500 in net proceeds from the exercise of the warrants.

Also in January 2001, Calypte amended a common stock purchase agreement for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated as follows. The investor committed up to $25 million or up to 20% of Calypte’s outstanding shares to purchase Calypte’s common stock over a twelve-month period. Once during each draw down pricing period, Calypte could request a draw, subject to a formula based on its average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to Calypte and the number of shares Calypte issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and Calypte received the settled amount of the draw down. By June 30, 2001, Calypte had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions. This equity line transaction has been terminated. The terms of the convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest. Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, Calypte issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share. On August 2 and August 8, 2001, Calypte modified the exercise price for 300,000 shares each of the warrant to $0.20 per share, and the investor exercised it for an aggregate of 600,000 shares. Calypte received $114,000 in net proceeds from the exercise of these warrants. On August 21, 2001, Calypte modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share. The investor exercised the remaining balance of the warrant and Calypte received net proceeds of $57,000 after deducting expenses of the transaction.

In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, Calypte executed a promissory note in the amount of $400,000 to the parent company of its largest stockholder. The Note bears interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The Note was renegotiated in December 2001 to include accrued interest through that date. Calypte has made one payment of $18,000 on the Note, which remains outstanding.

In August 2001, Calypte and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of Calypte’s common stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, Calypte, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of Calypte’s common stock. This facility operates similarly to the previous equity line facility employed earlier in 2001. The purchase price of the common stock purchased pursuant to any draw down under this facility is equal to 88% of the daily volume weighted average price of Calypte’s common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant to the investment fund to purchase up to 4,192,286 shares of common stock at an exercise price of $0.2743 per share. Through March 2002, Calypte has issued an aggregate of 7,800,711 shares of its common stock at an average price of $0.1825 per share under this facility and has received net proceeds of $1,345,000 after payment of fees and expenses attributable to the draw downs.

On February 11, 2002, Calypte signed a securities purchase agreement with a private investment fund pursuant to which the fund agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by the investment fund on February 11, 2002 and the Company received net proceeds of $368,000. The Company expects to issue the second debenture, also in the amount of $425,000, upon the effectiveness of a registration statement filed by the Company in March 2002. In conjunction with this transaction, Calypte issued mandatorily exercisable warrants to purchase shares of its common stock. The mandatory exercise feature will commence upon effectiveness of the registration statement.

On May 8, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (“CIG”) whereby CIG agreed to fund operations as described in “Item 5.    Other Information—Subsequent Events”. There can be no assurance that the financing committed pursuant to the CIG letter agreement will be made available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure the CIG financing or additional financing on a timely basis will place the Company in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a current or long-term basis.

Although Calypte is currently reassessing its business plan and capital requirements, it believes that its current cash position and the commitments for additional financing that have made possible the restarting of its operations would be adequate if received on a timely basis to sustain operations at current levels for at least the remainder of 2002. There can be no assurance that the additional capital that the Company requires and for which it believes commitments exist will be available on acceptable terms, if at all.

Calypte has previously implemented steps to reduce its costs in areas that are not vital to its ability to generate revenues or that would adversely impact its manufacture of quality products. Calypte’s future liquidity and capital requirements will depend on numerous factors, including the ability to draw on recent capital commitments in a timely manner, as well as expanded market acceptance of its current products, improvements in the costs and efficiency of its manufacturing processes, its ability to develop and commercialize new products, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection. There can be no assurance that the Company will be able to achieve improvements in its manufacturing processes or that it will achieve significant product revenues from its current or potential new products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

The report of KPMG LLP dated February 8, 2002 covering the Company’s December 31, 2001 consolidated financial statements contains an explanatory paragraph that states that the Company’s recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Operating Activities

In the three month periods ended March 31, 2002 and 2001, the Company used cash of $1.2 million and $1.8 million, respectively, in its operations. The cash used in operations was primarily for promoting and marketing the Company’s complete urine-based HIV-1 testing method, for manufacturing, and for research, selling, and general and administrative expenses of the Company.

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

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through the second quarter of 2002, or to permit us to achieve the revenue and profitability guidance provided previously. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we will need to raise additional funds, from equity or debt sources. We believe that we may need to arrange additional financing of approximately $5 million in the next twelve months because amounts available under our October 2001 equity line of credit with Townsbury Investments Limited and upon the conversion of the convertible debentures and warrants issued to Bristol may not be sufficient to meet our cash needs in the future. In addition, business and economic conditions may make it unfeasible or undesirable to draw down under the equity line of credit at every opportunity, and only one draw down may occur at a time. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels. As of March 31, 2002, our cash on-hand was $119,000. During the first quarter of 2002, our cash expenditures exceeded our cash receipts expenditures by $168,000. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business will be placed in significant financial jeopardy.

For subsequent events related to this risk factor, see “Item 5.    Other Information—Subsequent Events”.

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

Our Financial Condition has Adversely Effected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

As of March 31, 2002, our accounts payable totaled $3.9 million, of which $3.2 million was over 60 days old. We have been engaged in negotiations with our creditors to restructure and reschedule our payments. On February 12, 2002, we closed a restructuring of approximately $1.7 million of our trade debt, including approximately $1.0 million of royalty obligations, pursuant to which 27 creditors agreed to discharge such debt and certain 2002 royalty obligations in exchange for a total of 1.3 million shares of our common stock. However, if we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. For subsequent events related to this risk factor, see “Item 5. Other Information – Subsequent Events”.

The Company and the Price of Our Shares May be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

All but a very small number of the outstanding shares of our common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Company’s common stock from 50 million to 200 million. We have filed registration statements with the SEC for the resale of up to 30 million shares issuable to Townsbury pursuant to the equity line and warrants and up to 31 million shares issuable to Bristol pursuant to the convertible debentures and warrants. As of March 31, 2002, we had issued 7,800,711 shares pursuant to the equity line and warrants and the registration statement for the convertible debentures and warrants had not been declared effective and no shares had been issued as of that date. We expect that it may be necessary to issue a significant number of these newly authorized shares in order to finance our operations over the next several quarters. The registration and issuance of these shares could have a significant adverse affect on the trading price of our common stock. For subsequent events related to this risk factor, see “Item 5. Other Information—Subsequent Events”.

The Sale of Material Amounts of Our Common Stock to Finance the Continuing Operations of the Company and the Eligibility of Issued Shares for Resale May Substantially Dilute Our Common Stock and Place Significant Downward Pressure on its Trading Price.

Our need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including Private Investments in Public Equities, or “PIPE” transactions, equity lines of credit such as the line we have established with Townsbury, and convertible debentures and warrants such as those we have issued to Bristol. We expect that the additional financing arrangements we are currently considering will take similar forms to such prior financing arrangements. Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock. For subsequent events related to this risk factor, see “Item 5. Other Information—Subsequent Events”.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the quarter ended March 31, 2002 was $0.6 million and our accumulated deficit as of March 31, 2002 was $88.8 million. We expect operating losses to continue for the next several quarters as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

Risks Related to Our Recent Financings—Our Equity Line of Credit with Townsbury and the
Convertible Debentures and Warrants Agreement with Bristol

If the Price or the Trading Volume of Our Common Stock Does Not Reach Certain Levels, We Will be Unable to Raise All or Substantially All of the Expected Proceeds Under Our Recent Financings, Which May Force Us to Significantly Curtail the Scope of Our Operations and Alter Our Business Plan.

The maximum amount of a draw down under the Townsbury equity line facility is equal to a formula based upon the weighted average price for our common stock and its trading volume during the 60 calendar day period immediately prior to the date that we deliver notice to Townsbury of our intention to exercise a draw down, multiplied by the number of days in the draw down period. We are allowed to exceed the maximum draw down amount only if we agree to set the minimum threshold price of the draw down, which is the stock price below which we will not draw down on the equity line, at 80% of the average of the five daily volume weighted average prices immediately prior to the issuance of the draw down notice. Days on which the price of our common stock is less than the minimum threshold price will be excluded from the calculation of the draw down amount and will therefore reduce the amount of funds that we may draw down. Additionally, the investment fund is required to convert a portion of the debentures and exercise certain of the warrants each month based on a formula determined by the trading volume of our common stock for the preceding 60 days.

As a result, if our stock price and trading volume fall below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down all $10 million pursuant to the Townsbury equity line facility. For example, during the 60 calendar day period ended October 19, 2001, our weighted average stock price was $0.24 per share and our total trading volume was approximately 10.28 million shares. Based on those stock price and trading volume levels during such period, the maximum draw down amount available to us over the two-year term of the equity line facility would be approximately $4.4 million. Even if we exceeded the maximum draw down amount available, the mandatory threshold price would be likely to reduce the amount actually purchased at the end of the pricing period. Accordingly, our stock price and the trading volume of our stock will have to increase substantially in the future in order for us to have access to the full $10 million under the equity line.

Similarly, the amount of funds that we may receive upon exercise of the warrants issued to Bristol in conjunction with the convertible debentures is likewise limited by our trading volume. We issued two types of warrants to Bristol—Class A and Class B warrants. Bristol has sole discretion over the exercise of the Class A warrants. However, Bristol is obligated to exercise the Class B warrants whenever it converts the debentures and it is obligated to convert the debentures each month at a rate that will result in the exercise of a number of warrants equal to at least 7.5% of the trading volume of our shares for the 60 days immediately preceding the conversion. The exercise price of the Class B warrants is in turn set at the lesser of 75% of the average of the three lowest trading prices for our common stock for the twenty trading days immediately preceding the conversion and exercise and $0.215 per share. Accordingly, if the trading volume of our shares does not reach certain levels and our stock price declines significantly, the number of warrant shares that Bristol will exercise upon conversion of the debentures and the price that Bristol pays for such shares will decrease and reduce the amount of funds that we will receive upon exercise of the Class B warrants.

Therefore, if our trading volume and stock price decline, Bristol may not completely convert the debentures and the warrants, and we may not receive the approximately $2.1 million in expected proceeds from the conversions. If we are unable to draw down the full $10 million under the equity line and/or realize the expected proceeds from the debentures and warrants on a timely basis, we may have to curtail the scope of our operations as contemplated by our business plan.

A Delay in the Effectiveness of the Registration Statement Will Delay Our Access to the Additional Financing Committed Under the Agreement.

The SEC is currently reviewing the registration statement and there can be no assurance when or if it will be declared effective. As a result, the timing of approximately $1.7 million of these expected proceeds is uncertain. Any undue delay in receipt of these proceeds could place us in significant financial jeopardy.

Our Recent Financings and the Issuance of Shares to Townsbury and Bristol Pursuant to the Recent Financings May Cause Significant Dilution to Our Stockholders and May Have a Negative Impact on the Market Price of Our Common Stock.

The resale by Townsbury and Bristol of the common stock that they purchase from us will increase the number of our publicly traded shares, which could put downward pressure on the market price of our common stock. Moreover, as all the shares we sell to the investors will be available for immediate resale, the mere prospect of our sales to the investors could depress the market price for our common stock. The shares of our common stock issuable to Townsbury under the equity line facility will be sold at 88% of the daily volume weighted average price of our common stock on the date of purchase subject to adjustment if our market capitalization increases significantly. If we were to require Townsbury to purchase our common stock at a time when our stock price is low, our existing stockholders would experience substantial dilution.

Similarly, the shares of our common stock issuable to the Bristol upon conversion of the debenture and upon exercise of the Class A warrant will be issued at a price equal to the lesser of 70% of the average of the 3 lowest trading prices of our common stock during the 20 trading days immediately preceding the conversion or $0.115 per share and the shares issuable pursuant to the exercise of the Class B warrants will be issued at an exercise price equal to the lesser of 75% of the average of the 3 lowest trading prices of our common stock during the same period or $0.215 per share. Following effectiveness of this registration statement for resale of the shares underlying the debentures and warrants, the Bristol is obligated to convert the debentures each month at a rate that will result in the issuance of a number of shares equal to at least 5% of the trading volume of shares of our common stock for the preceding 60 trading days and to exercise the Class B warrants at a rate equal to at least 7.5% of such trading volume. We are have filed a registration statement for 31 million shares for resale upon debenture conversions and warrant exercises.

Therefore, the issuance of shares to Townsbury pursuant to the equity line facility and to Bristol upon conversion and exercise of the debentures and warrants may dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock. In addition, depending on the price per share of our common stock during the life of these financings, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our common stock.

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

We Cannot Determine the Precise Amount by Which the Interests of Our Stockholders Will Be Diluted by Draw Downs and Conversions Under the Recent Financings Because the Number, Size and the Timing of Draw Downs, Debenture and Warrant Conversions, and the Minimum Threshold Price for Each Depends Upon a Number of Factors.

We have substantial discretion and are also subject to mandatory requirements regarding the number, size and timing of the draw downs and debt and warrant conversions that will occur under the Recent Financings. In addition, when we are not subject to mandatory draw downs under the equity line, at the time we make a draw down request, we have the right to limit the amount of dilution that will occur by setting a minimum threshold price below which shares may not be sold in that draw down. However, if we set the minimum threshold price at a level high enough to limit the sale of our shares, the amount of funds we can raise in that draw down will also be reduced. Some of the factors that we will consider in determining the size and amount of each draw down and the minimum threshold price are:

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

Our discretion with respect to the number, size and timing of each draw down request is also subject to a number of contractual limitations. Similarly, upon effectiveness of this registration statement, Bristol will be issued shares upon conversion of the debentures and exercise of the warrants at a minimum monthly rate equal to 5% and 7.5% respectively of the trading volume of our common stock for the 60 trading days preceding such conversion up to a maximum of 2 million shares per month, subject to waiver of such limitation by the Company.

We Cannot Determine the Precise Amount by Which the Interests of Other Stockholders Will be Diluted by Sales of Our Common Stock Under the Recent Financings Because the Number of Shares We Will Issue Depends Upon the Trading Price of the Shares During each Equity Line Draw Down and Debenture Conversion Period.

The number of shares that we will issue is directly related to the trading price and volume of our common stock preceding and during each draw down and debt conversion period. If the price of our common stock decreases, and if we decide to or are required to draw down on the equity line of credit, we will be required to issue more shares of our common stock for any given dollar amount invested by Townsbury. Similarly, the number of shares issuable pursuant to conversions of the debenture and the exercise of the Class B warrants increases as the trading price of our common stock decreases, although such number of shares is subject to a minimum equal to 12.5% of the trading volume for the 60 trading days immediately preceding the date of conversion up to a maximum of 2 million shares per month, which maximum may be waived by the Company. Accordingly, investors may find it difficult to predict the number of shares of our common stock that will be sold on the public market and which may adversely affect the market price of our common stock.

The Sale of Material Amounts of Our Common Stock Could Reduce the Price of Our Common Stock and Encourage Short Sales.

As we issue shares of our common stock to Townsbury and Bristol pursuant to the Recent Financings and the investors then resell the common stock, our common stock price may decrease due to the additional shares in the market. As the price of our common stock decreases, and if we or as we decide to draw down on the equity line of credit, and as we are required to issue shares upon conversions of the debentures and Class B warrants, we will be required to issue more shares of our common stock for any given dollar amount invested by Townsbury and Bristol. This may encourage short sales, which could place further downward pressure on the price of our common stock.

Because the Investors in the Recent Financings are Residents of Foreign Countries, It May be Difficult or Impossible to Obtain or Enforce Judgments Against Them and the Investors are also Subject to United States and Foreign Laws that Could Affect Our Ability to Access the Funds.

Both Townsbury and Bristol are off-shore residents and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible to effect service of process on the investors within the United States. It may also be difficult or impossible to enforce judgments entered against the investors in courts in the United States based on civil liability provisions of the securities laws of the United States. In addition, judgments obtained in the United States, especially those awarding punitive damages, may not be enforceable in foreign countries.

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

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.09 per share and as high as $0.69 per share in the twelve months ended March 31, 2002. Some of the factors leading to the volatility include:

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

An Investor’s Ability to Trade Our Common Stock May Be Limited By Trading Volume.

The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not continue on the Over the Counter Bulletin Board. The average daily trading volume in our common stock on the Over the Counter Bulletin Board from the start of trading on July 13, 2001 through March 3, 2002 was approximately 485,000 shares. Daily volume during that period ranged from 13,200 shares to 1,578,200 shares. The average daily trading volume in our common stock on the Nasdaq SmallCap Market was approximately 386,000 shares for the twelve months ended July 12, 2001. Our daily volume during that period ranged from 33,800 to 22,257,600 shares.

Risks Related to Our Business

Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

•	actions taken by the FDA or foreign regulatory bodies relating to our products;

•	the extent to which our products and our HIV and STD testing service gain market acceptance; the timing and size of distributor purchases;

•	introductions of alternative means for testing for HIV by competitors, and customer concerns about the stability of our business which could cause them to seek alternatives to our products.

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

We entered into distribution agreements with distributors of medical products to domestic healthcare markets, including the distribution agreement announced in September 1999 with Carter Wallace Inc. and the Sentinel HIV and STD Testing Service announced in May 2000. These agreements did not yield significant sales and revenues and we terminated the agreement with Carter-Wallace effective March 31, 2001. We have expanded our own direct sales force to penetrate the domestic healthcare markets and, in conjunction with other business partners, have re-launched Sentinel. If our efforts to market our products to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenue, we may have to cease operations.

We Depend Upon the Viability of Three Primary Products — Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our only products. In addition, we have from time to time been able to make significant sales of our HIV viral lysate or antigen stock that we use in producing our Western Blot tests. Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

We May Not be Able to Successfully Develop and Market New Products That We Plan to Introduce.

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

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a licensing agreement with National Institutes of Health. Also, if our financial condition reduces our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized. As of March 31, 2002 we had accrued an aggregate of approximately $536,000 in past due royalty obligations to our patent licensors.

In addition, we have received correspondence from the National Institutes of Health alleging that our HIV-1 urine-based test products are also subject to the patent under which we license our serum-based supplemental test and requesting the payment of additional license fees for past shipments plus a royalty on future shipment of our urine-based products. We informed the National Institutes of Health that we do not agree with their analysis of the patent in question. In March 2002, NIH agreed that our Western Blot supplemental urine-based test, but not our EIA urine-based HIV-1 screening test, would be subject to the patent and we amended our license with NIH accordingly.

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Any delay or interruption in the supply of these sole source components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, if our financial condition reduces our ability to pay for critical components on a timely basis, it may cause suppliers to delay or cease selling critical components to us, which could also impair our ability to manufacture.

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

The Success of Our Plans to Enter International Markets May Be Limited or Disrupted Due to Risks Related to International Trade and Marketing and the Capabilities of Us and Our Distributors.

We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. The following risks may limit or disrupt our international sales:

•	the imposition of government controls

•	export license requirements;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•	difficulties in establishing international operations with very limited resources;

•	difficulties in managing international operations with very limited resources;

•	fluctuations in foreign currency exchanges rates;

•	the financial stability of our distributors;

•	the ability of our distributors to successfully sell into their contractual market territory or to successfully cover their entire territory; and

•	the possibility that a distributor may be unable to meet minimum contractual commitments.

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

We May Not Be Able to Retain Our Key Executives and Research and Development Personnel.

As a small company, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us. . For subsequent events related to this risk factor, see “Item 5. Other Information—Subsequent Events”.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changes in the price of our common stock, as it relates to the conversion price of the convertible debenture and the exercise price of the related exercisable Class A and mandatorily exercisable Class B warrants issued to a private investment fund in February 2002 as disclosed in Note 5 to the condensed consolidated financial statements.

The debenture is convertible at a price (the Conversion Price) equal to the lesser of (i) the average of the lowest three trading prices during the 20 days immediately prior to the conversion date discounted by 30%, and (ii) $0.115. The Class A warrant for up to 1,700,000 shares of common stock is exercisable at a price per share equal to the Conversion Price. The Class B warrant for up to 12,000,000 shares of common stock is exercisable at a price equal to the lesser of (i) the average of the lowest three trading prices during the 20 days immediately prior to the exercise price discounted by 25%; and $0.215 per share.

In addition, until such time that a registration statement covering the shares related to the Class A and Class B warrants described above is declared effective, the fair value of these warrants will be marked to market through earnings.

There have been no other material changes in the Company’s market risk exposure since December 31, 2001.

PART II.     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

During the three years ended March 31, 2002, the Company completed three private placements of shares of its Common Stock, issued $1.1 million face value of convertible debentures in one transaction and $425,000 face value of convertible debentures in a separate transaction, and entered in to two stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. See “Financing Activities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 as amended (“Securities Act”). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and, with the exception of shares in the most recent private placement in November 2001,were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on January 25, 2001 and subsequently amended on February 9, 2001 and March 5, 2001 for the first equity line of credit. Shares sold pursuant to the second equity line were registered for resale by the investor on a Form S-2 filed on October 26, 2001. Shares issued in the November 2001 private placement were also sold to accredited investors but the transfer of the securities did not include registration rights; pursuant to Rule 144 of the Securities Act the transfer of these securities will be restricted for twelve months from the date of purchase. The debentureholder in the $1.1 million transaction was also an accredited investor as defined by Rule 501 of the Securities Act and the Company registered for resale shares that were converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001. The proceeds from each private placement, from each of the debentures, and from the equity lines of credit have been used to finance operations.

In February 2002, the Company entered into an agreement to issue up to $850,000 face value in two secured convertible debentures. The Company issued one debenture in the face amount of $425,000 concurrent with signing the agreement. The Company also issued warrants to purchase up to 13,700,000 shares of its common stock in conjunction with the convertible debenture agreement. No warrants have been exercised as of March 31, 2002. The Company filed a registration statement on Form S-2 for resale of the shares by the investor pursuant to conversion of the debentures or exercise of the warrants on March 20, 2002. The registration statement is not yet effective. The proceeds from the debenture were used to finance operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the first quarter of 2002.

Item	5. Other Information—Subsequent Events

On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (“CIG”) whereby CIG agreed to commit an aggregate of $1,422,500 to the Company within ninety days from May 10, 2002. CIG is comprised of outside investors of which Mr. Cataldo has no affiliation or participation in this investment

At this time the Company has received approximately $265,000 of this commitment, which has been deposited in a special attorney escrow account. The Company has issued a $150,000 10% convertible promissory note to Townsbury Investments Limited, the investor in a prior investment that provided for an existing equity line of credit. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of the Company’s next draw down under the equity line. In conjunction with the issuance of this note, the Company repriced from $0.27 to $0.015 the 4.2 million share warrant issued pursuant to the equity line. The investor has exercised the warrant for 1 million shares and the Company has received $15,000 in proceeds. A further $100,000 has been made available by an advance on the second $425,000 debenture to be issued to Bristol Investment Fund. The monies made available from the convertible debentures are being used to fund the Company’s restart.

The Company also intends to issue 17,000,000 restricted shares of its Common Stock for a combination of cash and legal services. These shares will be issued at $0.015 per share and will be registered within ninety (90) days at no cost to CIG or its designees. The balance of the investment commitment will be provided to the Company within ninety (90) days of May 10, 2002, pursuant to a definitive agreement to be finalized. It was further agreed that CIG would raise an aggregate of $5,000,000 prior to May 10, 2003 on terms to be mutually agreed upon.

Additionally, the Company appointed Anthony J. Cataldo as Executive Chairman and further agreed to issue to Mr. Cataldo 1,966,666 stock options pursuant to an agreement that will be negotiated between Mr. Cataldo and the independent members of the Board of Directors. Mr. Cataldo was appointed by the Board replacing David E. Collins, who resigned as Chairman of the Board and from the Board of Directors.

The CIG investment was further conditioned upon a right granted to Mr. Cataldo on behalf CIG to appoint new directors which may constitute a majority of the Board of Directors within thirty days of May 10, 2002.

There can be no assurance that the terms of the financing commitment pursuant to the CIG letter agreement will be made available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure the CIG financing or additional financing on a timely basis will place the Company in significant financial jeopardy. The terms of the financing may involve a change in control and/or require stockholder approval, as well as requiring the Company to obtain certain waivers of covenants that are contained in existing agreements.

Prior to the CIG investment commitment, the Company had announced on April 17, 2002 that it would begin winding down its business due to insufficient funds to continue its operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. As a result of the CIG investment commitment, the Company announced that it would not complete the wind down of its business as previously announced. Furthermore, the Company abandoned at this time any plans to file for bankruptcy protection. The Company has begun to call back some of its furloughed employees and is in the process of restarting the business. The Company can give no assurance that it will be able to successfully recall all of its furloughed key employees or that its revenues and customer base will not be negatively impacted by the announcement and commencement of the wind down of the Company’s business. On March 22, 2002, the Company filed a Registration Statement for the registration of certain securities with the Securities and Exchange Commission and intends to proceed with the registration and use its best efforts to fulfill its contractual obligations to security holders that are listed in the Registration Statement. However, the Registration Statement is dependent upon finalizing the terms of the CIG Investment Agreement and regulatory requirements.

Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits

None.

b.  Reports on Form 8-K

Form 8-K regarding Other Material Events, filed February 15, 2002 – Announcement of Completion of a Private Placement of Convertible Debentures and Warrants including related transaction documents filed as exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: May 20, 2002	By:	/s/ RICHARD D. BROUNSTEIN
Richard D. Brounstein Chief Financial Officer (Principal Accounting Officer)