Form 10-K/A
period 2001-12-31
CALYPTE BIOMEDICAL CORP
filed 2002-08-05
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A(No.1)

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

CALYPTE BIOMEDICAL CORPORATION
FORM 10-K/A(No. 1)

Except for the historical information contained in this annual report on Form 10-K/A, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, uncertain market acceptance of our proprietary method of determining the presence of HIV antibodies, our limited experience selling and marketing our HIV-1 urine-based tests, limited operating history, and our ability to obtain additional financing, as well as the other risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A. The Company assumes no obligation to update any forward-looking statements contained herein.

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

The Company was incorporated in California in 1989 and subsequently reincorporated in Delaware in 1996 at the time of its initial public offering. In August 1996, the Company received a product license and an establishment license from the Food & Drug Administration (“FDA”) to manufacture and sell, in interstate and foreign commerce, the Company’s urine–based HIV–1 screening test for use in professional laboratory settings. In May 1998, Cambridge Biotech Corporation (“Cambridge Biotech”), the manufacturer of the companion urine-based HIV-1 Western Blot supplemental test, also received the product and establishment licenses from the FDA with respect to its urine-based Western Blot test. Calypte uses the Cambridge Biotech Western Blot urine-based test as a supplemental test on samples that have been repeatedly reactive in Calypte’s urine-based HIV–1 antibody screening test. As a result of the regulatory approvals, Calypte’s screening test, when used with the Western Blot urine-based supplemental test for HIV-1, became, and remains, the only complete FDA–approved urine–based HIV testing method. Alternatively, Cambridge Biotech’s serum-based Western Blot HIV-1 test can also be used as a supplemental confirmatory test for subjects whose urine samples have been reactive in Calypte’s urine-based screening test. As the Company’s urine-based HIV-1 screening test is marketed and used in conjunction with the Cambridge Biotech Western Blot supplemental test, and the Western Blot test did not receive establishment licenses from the FDA until 1998, the Company did not actively begin to market and sell its urine-based HIV-1 screening test until 1999.

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

In 1995, the Company purchased a 49% equity interest in Pepgen Corporation (“Pepgen”). Pepgen is a privately held development stage company engaged in research and development with respect to therapeutic products. In 2001, the Company divested its ownership in Pepgen.

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

In spite of the benefits of the Company’s urine-based screening and supplemental tests, such tests represent a new method of determining the presence of HIV antibodies. Blood-based and oral fluid based tests, which constitute competitive products, have the advantage of already being commercially marketed and have gained acceptance from the medical community. Furthermore, both blood-based and oral fluid based tests have been shown to be reliable media for detection of HIV. Some blood-based kits have been proven effective in testing for both HIV-1 and HIV-2 strains of HIV. The Company’s urine-based screening test is currently limited to testing for the HIV-1 strain of HIV. Although HIV-1 is the predominant strain of the virus, there are certain regions of the world, such as western Africa where the HIV-2 strain also exists. There can be no assurance that the Company’s urine-based screening test will gain any significant degree of market acceptance among physicians, patients or health care payors, or that the current HIV-1 screening limitation will not have an adverse impact on the Company’s ability to market its screening test. To date, although the Company’s urine-based screening test is limited to HIV-1, it has not had a materially adverse effect on operations and revenues. However, there can be no assurances that the HIV-1 screening limitation will not adversely effect the Company in the future if another strain of HIV that is not detectable by the Company’s urine-based screening test develops or the HIV-2 strain becomes more prevalent.

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

The only known production methods for serum based supplemental testing is inherently inefficient and has in the part resulted in up to 60% of the product in a given batch that can not be sold. The cost to the Company of the low yields in the production process is not material. Due to the inefficient methods, of production, in addition to the Company, there is only one other known FDA-approved manufacturer of serum based supplemental testing.

The Sentinel Testing Service

In May 2000, the Company launched its participation in a new national urine-based testing service for HIV-1 antibody, chlamydia, and gonorrhea. The service, called Sentinel™ (“Sentinel”), was initially a collaboration between the Company, Wampole Laboratories, a division of Carter-Wallace, Inc. and Clinical Reference Laboratory. In August 2001, modifications were made to the service to strengthen the product offering. Sentinel is now a collaboration between the Company and Center for Disease Detection, a reference laboratory licensed for diagnostic testing throughout the United States. The service offers a painless, non- invasive, urine-based sampling method designed to identify HIV-1 antibody, and chlamydia and gonorrhea sexually transmitted diseases (“STDs”). The Sentinel service provides a four-day response and for the testing of all three STDs on urine, Sentinel is priced below the Medicaid reimbursement level in most states. The service is targeted primarily to community-based and AIDS service organizations. The Company manufactures the HIV-1 antibody tests used in the Sentinel service. Sentinel screening sales were not significant in either 2001 or 2000 as a result of:

•	The release of Sentinel not occuring until June 2000.

•	The market for the Sentinel product being extremely fragmented as the product is directed toward small local laboratories.

•	The Company encountering significant start-up costs in launching the Sentinel product.

•	The Company lacking the required resources to market the product based upon the fragmented marketplace.

The Company entered into a joint venture with Wampole Laboratories, a division of Carter-Wallace, to utilize their resources in an effort to obtain market share given the Company’s lack of resources which were required to launch Sentinel. The venture with Wampole Laboratories was not successful and was terminated during 2001. The Company is focusing on expanding the U.S. Diagnostic and Sentinel business during 2002.

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

The following table summarizes the markets and geographic regions covered by the Company and its distributors for its HIV-1 tests. It includes distribution arrangements that were in effect during 2001 and/or will be come effective in the first half of 2002. Material terms of the respective distribution arrangements are described in more detail below.

Company	Effective Date of Arrangement	Term of Arrangement	Geographic Region	Markets/Products	Type of Arrangement
Calypte			United States	Community-based organizations, Public Health and Reference Laboratories, Life Insurance testing
Calypte			Canada	Serum Western Blot – all markets; EIA and urine Western Blot – Life Insurance testing
Biomerieux	(1)	Month-to-month	Worldwide	Serum Western Blot products	Non-exclusive
Otsuka Pharmaceutical	12/98	Evergreen	Japan	Urine only	Exclusive
Teva Medical Ltd.	12/94	Evergreen	Israel	Urine only	Exclusive
Pacific Business Development, Inc.	7/99	3 years, with 2 year renewal option	South Korea	All	Exclusive - urine Non-exclusive - serum
Uni-Health Services Sdn. Bhd.	10/99	1 year following registration, with renewal option	Malaysia	All	Exclusive
BioBras S. A.	5/00	3 years; 2 year renewal option	Brazil	All	Exclusive - urine Non-exclusive - serum
Beijing Hua Ai Science and Technology Development Co., Ltd.	5/00	30 months following registration; 3 year renewal option	Peoples’ Republic of China	Urine E/A only	Exclusive
Medicure, Inc.	3/01	3 years with 2 year renewal option	Philippines	All	Exclusive- urine Non-exclusive - serum
PCN Healthcare	6/01	3 years with 2 year renewal option	Thailand	All	Exclusive- urine Non-exclusive - serum
Centrum Promontora Internacional	2/02	3 years with 2 year renewal option	Mexico	All	Exclusive - urine Non-exclusive - serum
REM Industria E. Comerica LTDA	12/01	3 years with 2 year renewal option	Brazil	Serum only	Non-Exclusive

(1)	previous arrangement with Organon-Teknika was assumed by Biomerieux upon their acquisition of Organon-Teknika in 2000.

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

Clinical Laboratory

The Company has not established a clinical reference laboratory and its customers depend upon the services and facilities of independent clincal reference laboratories to process the Company’s tests.

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

The suppliers of blood-based HIV tests in the United States include Abbott Laboratories (“Abbott”), Biomerieux, Ortho Clinical Diagnostics (“Ortho”), a division of Johnson & Johnson, and Bio-Rad Laboratories (“Bio-Rad”). All of these companies have many years of HIV market experience, and they typically offer a number of different testing products. Abbott, Bio-Rad and Ortho currently sell FDA-licensed blood-based HIV-1/HIV-2 combination tests on the market in the United States, and other companies may be developing HIV-1/HIV-2 products. Calypte’s current urine-based screening test does not include testing for HIV-2 and the Company does not currently plan to add HIV-2 screening capability to this test. The Company is exploring the introduction of a urine-based test that includes HIV-2 as part of its rapid test development, as discussed earlier in “Products Under Development.” In addition nucleic acid amplification testing (“NAT”), has received FDA approval for screening plasma donations. There is no consensus at this time on the use of serological testing in the NAT algorithm.

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

Sales of Common Stock

Private Placement of Common Stock

In January 1999, the Company completed a private placement of 3,102,500 shares of Common Stock under Regulation D to institutional investors at $1.00 per share. Calypte received net proceeds of approximately $3.1 million after deducting placement agent commissions and additional expenses associated with the private placement.

In April 1999, the Company completed a private placement of 3,398,000 shares of its Common Stock under Regulation D to institutional investors at $2.25 per share. Calypte received net proceeds of approximately $6.8 million after deducting agent commissions and additional expenses associated with the private placement.

In April 2000, the Company completed a private placement of 4,096,000 shares of its Common Stock at $2.05 per share under Regulation D. The Company received proceeds of approximately $8.3 million, after deducting expenses associated with the transaction. In connection with a bridge loan of $1 million from one of the investors, Calypte also issued warrants for 100,000 shares of Common Stock with an exercise price of $3.62 per share. The bridge loan was converted to equity upon closing of the private placement.

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debentureholders in the principal amount of $550,000 each. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debentureholder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s Common Stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debentureholder increased to 15% of the average low bid price for the Company’s Common Stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debentureholder for 200,000 shares of Common Stock at an exercise price of $1.50. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001.

On January 24, 2001, the Company amended a Common Stock purchase agreement for the issuance and purchase of its Common Stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated as follows. The investor committed up to $25 million or up to 20% of the Company’s outstanding shares to purchase the Company’s Common Stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw, subject to a formula based on the Company’s average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and the Company received the settled amount of the draw down. By June 30, 2001, the Company had issued 5,085,018 shares of its Common Stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transaction. There are no further funds available to the Company under this equity line.

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

Subsequent Events

Subsequent Financings

On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (“CIG”) whereby CIG agreed to commit an aggregate of $1,422,500 to the Company within ninety days from May 10, 2002. CIG is comprised of outside investors to which Mr. Anthony J. Cataldo, the Company’s newly appointed Executive Chairman, has no affiliation nor any participation in this investment.

As of May 31, 2002, the Company has received approximately $2,700,000 in new financing, exceeding the initial commitment. The Company has issued a series of convertible promissory notes for an aggregate of $2,225,000. These notes bear interest at 8% per annum and are due on May 24, 2004. The notes are convertible into shares of the Company’s common stock at the lower of $0.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity.

The Company has also issued a $150,000 10% convertible promissory note to BNC Bach Limited, a related party to the investor in a prior transaction that provided for an existing equity line of credit. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of the Company’s next draw down under the equity line. In conjunction with the issuance of this note, the Company repriced from $0.27 to $0.015 the 4.2 million share warrant issued pursuant to the equity line. The investor has exercised the warrant for the entire 4.2 million shares and the Company has received approximately $63,000 in proceeds. A further $100,000 was made available through the issuance of a second debenture to Bristol Investment Fund (“Bristol”). The funds made available from the convertible notes and debentures are being used to fund the Company’s restart of its operations, including both manufacturing sites.

The Company also intends to issue 18,500,000 shares of its Common Stock upon the exercise of various short-term warrants under agreements covering legal and other consulting services. The warrant shares will be issued at $.015 per share and were registered using a Form S-8 during the third quarter of 2002 at no cost to CIG or its designees. As of May 31, 2002, the Consultants have exercised warrants to purchase 10,000,000 shares of the Company’s stock, generating $150,000 in proceeds to the Company. It was further agreed that CIG would raise an aggregate of $5,000,000 prior to May 10, 2003 on terms to be mutually agreed upon.

Additionally, with the appointment of Anthony J. Cataldo as Executive Chairman, the Company further agreed to issue to Mr. Cataldo 7,966,666 stock options pursuant to an employment agreement negotiated between Mr. Cataldo and the independent members of the Board of Directors. Mr. Cataldo was appointed to the Board replacing David E. Collins, who resigned as Chairman of the Board and from the Board of Directors.

The CIG investment was further conditioned upon a right granted to Mr. Cataldo on behalf CIG to appoint new directors who might constitute a majority of the Board of Directors within thirty days of May 10, 2002. On May 24, 2002, Ms. Claudie Williams resigned from the Board. On May 31, 2002 the Company announced that Mr. Martin Landau had been appointed as a member of its Board of Directors.

There can be no assurance that the terms of the financing commitment pursuant to the CIG letter agreement will be made available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure the CIG financing or additional financing on a timely basis will place the Company in significant financial jeopardy. The terms of the financing may involve a change of control and/or require stockholder approval, as well as requiring the Company to obtain certain waivers of covenants that are contained in existing agreements.

Prior to the CIG investment commitment, the Company had announced on April 17, 2002 that it would begin winding down its business due to insufficient funds to continue its operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. As a result of the CIG investment commitment, the Company announced that it would not complete the wind down of its business as previously announced. Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time. The Company has begun to call back some of its furloughed employees and has restarted the business. The Company can give no assurance that it will be able to successfully recall all of its furloughed key employees or that its revenues and customer base will not be negatively impacted by the announcement and commencement of the wind down of the Company’s business.

On February 11, 2002, the Company signed a securities purchase agreement with Bristol pursuant to which the fund agreed to purchase an aggregate of $850,000 of 12% secured convertible debentures maturing two years after issuance. As of May 31, 2002, the Company has issued $525,000 of debentures and has received net proceeds of $470,000. The Company expects to issue a debenture for the balance of $325,000 upon the effectiveness of a registration statement filed by the Company in March 2002. The outstanding debentures bear interest at the annual rate of 12% payable quarterly in common stock or cash at Bristol’s option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s common stock. The conversion price for the debentures is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. On May 31, 2002, Bristol converted approximately $60,000 of principal plus accrued interest and the Company issued approximately 4,462,000 shares of its Common Stock at $0.014 per share. In addition, upon effectiveness of the registration statement, Bristol is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

In conjunction with this transaction, the Company issued Bristol a Class A warrant to purchase up to 1,700,000 shares of its common stock. The Class A warrant is exercisable for a period of seven years after issuance at a price per share equal to the conversion price. Bristol has sole discretion with respect to when and if it chooses to exercise any or all of the Class A warrant prior to its expiration. The warrant was valued on the date of issue at $0.21 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.7%, the contractual life of 7 years, and volatility of 80%.

The Company also issued Bristol a Class B warrant to purchase an additional 12,000,000 shares of its common stock. Upon the effectiveness of the related registration statement, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to the investment fund, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because the fund is required to convert the debentures for a minimum number of shares equal to 5% of the Company’s aggregate trading volume for the preceding 60 trading days, this means that the fund must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Company’s consent. The term of the Class B warrant is 12 months from the effective date of the related registration statement. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share. The warrant was valued on the date of issue at $0.14 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.2%, the contractual life of 1 year, and volatility of 80%.

Restructure of Trade Debt

On February 12, 2002, the Company completed a restructure of approximately $1.6 million of its past due accounts payable and certain 2002 obligations with 28 of its trade creditors. Under the restructuring, the Company issued approximately 1.4 million shares of its Common Stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The Company agreed to file a registration statement for the shares within sixty (60) business days of the closing and intends to file same as soon as practicable.

On February 21, 2002, the Company renegotiated the terms of repayment under its Promissory Note with the parent company of its largest stockholder at year-end. The Note now requires payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raises at least $2 million in external financing, not including the convertible debentures and warrants discussed above. If there is a remaining balance under the Note upon the Company’s obtaining proceeds of at least $2 million of external financing, the Company is obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company is obligated to continue monthly payments of $35,000 until the Note is repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until the Company’s registration statement for the convertible debentures becomes effective, at which time the Company is required to resume making monthly payments of $35,000. No payments have been made on this note since February 2002.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and related notes that are provided under Part II, Item 8 of this Annual Report on Form 10-K/A.

The forward-looking information set forth in this Annual Report on Form 10-K/A is as of March 8, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to March 8, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K/A, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 36 of this Form 10-K/A.

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

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through the third quarter of 2002, or to permit it to achieve the revenue and profitability guidance provided previously. The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. The Company’s inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy. Although the Company began actively marketing and selling in the U.S. the only available FDA-approved urine-based HIV test methods in 1999, following receipt of FDA approval for both its screening and supplemental tests, the Company has not yet achieved profitability based on sales of those products. There can be no assurance that the Company will achieve profitability from sales of the HIV-1 urine screening assay or the supplemental test.

    Critical Accounting Policies and Estimates

Calypte’s discussion and analysis of its financial condition and results of operations are based upon Calypte’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Calypte to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Calypte evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs, and contingencies and litigation. Calypte bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As more fully discussed in Note 14 in the accompanying financial statements, the Company pays royalties on all of its sales. These amounts are included in product costs. At December 31, 2001, the Company is approximately $1,052,000 in arrears on the payment of royalties under certain of its licensing agreements. Under certain of the Company’s licensing agreements, the patent holder or other organization granting rights to the Company has the right to revoke the license for non-payment of royalties. Should the patent holder or other granting organization take that step, the Company could find it necessary to modify its manufacturing practices or change its business plan. Refer to Notes 18 and 19 (unaudited) in the accompanying financial statements for recent developments regarding certain of the Company’s license agreements. Since December 31, 2001 and in conjunction with the “Subsequent Financings” discussed in Note 19, the Company has contacted its major licensors and is attempting to satisfy its royalty obligations either through restructuring of its debt by issuing shares of its common stock, as also discussed in Note 19 (unaudited), or by arranging payment schedules to eliminate the royalty payment arrearages by the end of calendar 2002.

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

On November 28, 2001, Calypte announced that it intended to offer up to $10 million of shares of its common stock to international investors pursuant to Regulation S of the Securities Act. There was no investor interest in the proposed offering, and consequently, the Company elected not to proceed with it.

Subsequent Events

Subesequent Financings

On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (“CIG”) whereby CIG agreed to commit an aggregate of $1,422,500 to the Company within ninety days from May 10, 2002. CIG is comprised of outside investors to which Mr. Anthony J. Cataldo, the Company’s newly appointed Executive Chairman, has no affiliation nor any participation in this investment.

As of May 31, 2002, the Company has received approximately $2,700,000 in new financing, exceeding the initial commitment. The Company has issued a series of convertible promissory notes for an aggregate of $2,225,000. These notes bear interest at 8% per annum and are due on May 24, 2004. The notes are convertible into shares of the Company’s common stock at the lower of $0.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity.

The Company has also issued a $150,000 10% convertible promissory note to BNC Bach Limited, a related party to the investor in a prior transaction that provided for an existing equity line of credit. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of the Company’s next draw down under the equity line. In conjunction with the issuance of this note, the Company repriced from $0.27 to $0.015 the 4.2 million share warrant issued pursuant to the equity line. The investor has exercised the warrant for the entire 4.2 million shares and the Company has received approximately $63,000 in proceeds. A further $100,000 was made available through the issuance of a second debenture to Bristol Investment Fund (“Bristol”). The funds made available from the convertible notes and debentures are being used to fund the Company’s restart of its operations, including both manufacturing sites.

The Company also intends to issue 18,500,000 shares of its Common Stock upon the exercise of various short-term warrants under agreements covering legal and other consulting services. The warrant shares will be issued at $.015 per share and were registered using a Form S-8 during the third quarter of 2002 at no cost to CIG or its designees. As of May 31, 2002, the Consultants have exercised warrants to purchase 10,000,000 shares of the Company’s stock, generating $150,000 in proceeds to the Company. It was further agreed that CIG would raise an aggregate of $5,000,000 prior to May 10, 2003 on terms to be mutually agreed upon.

Additionally, with the appointment of Anthony J. Cataldo as Executive Chairman, the Company further agreed to issue to Mr. Cataldo 7,966,666 stock options pursuant to an employment agreement negotiated between Mr. Cataldo and the independent members of the Board of Directors. Mr. Cataldo was appointed to the Board replacing David E. Collins, who resigned as Chairman of the Board and from the Board of Directors.

The CIG investment was further conditioned upon a right granted to Mr. Cataldo on behalf CIG to appoint new directors who might constitute a majority of the Board of Directors within thirty days of May 10, 2002. On May 24, 2002, Ms. Claudie Williams resigned from the Board. On May 31, 2002 the Company announced that Mr. Martin Landau had been appointed as a member of its Board of Directors.

There can be no assurance that the terms of the financing commitment pursuant to the CIG letter agreement will be made available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure the CIG financing or additional financing on a timely basis will place the Company in significant financial jeopardy. The terms of the financing may involve a change of control and/or require stockholder approval, as well as requiring the Company to obtain certain waivers of covenants that are contained in existing agreements.

Prior to the CIG investment commitment, the Company had announced on April 17, 2002 that it would begin winding down its business due to insufficient funds to continue its operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. As a result of the CIG investment commitment, the Company announced that it would not complete the wind down of its business as previously announced. Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time. The Company has begun to call back some of its furloughed employees and has restarted the business. The Company can give no assurance that it will be able to successfully recall all of its furloughed key employees or that its revenues and customer base will not be negatively impacted by the announcement and commencement of the wind down of the Company’s business.

On February 11, 2002, the Company signed a securities purchase agreement with Bristol pursuant to which the fund agreed to purchase an aggregate of $850,000 of 12% secured convertible debentures maturing two years after issuance. As of May 31, 2002, the Company has issued $525,000 of debentures and has received net proceeds of $470,000. The Company expects to issue a debenture for the balance of $325,000 upon the effectiveness of a registration statement filed by the Company in March 2002. The outstanding debentures bear interest at the annual rate of 12% payable quarterly in common stock or cash at Bristol’s option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s common stock. The conversion price for the debentures is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. On May 31, 2002, Bristol converted approximately $60,000 of principal plus accrued interest and the Company issued approximately 4,462,000 shares of its Common Stock at $0.014 per share. In addition, upon effectiveness of the registration statement, Bristol is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

In conjunction with this transaction, the Company issued Bristol a Class A warrant to purchase up to 1,700,000 shares of its common stock. The Class A warrant is exercisable for a period of seven years after issuance at a price per share equal to the conversion price. Bristol has sole discretion with respect to when and if it chooses to exercise any or all of the Class A warrant prior to its expiration. The warrant was valued on the date of issue at $0.21 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.7%, the contractual life of 7 years, and volatility of 80%.

The Company also issued Bristol a Class B warrant to purchase an additional 12,000,000 shares of its common stock. Upon the effectiveness of the related registration statement, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to the investment fund, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because the fund is required to convert the debentures for a minimum number of shares equal to 5% of the Company’s aggregate trading volume for the preceding 60 trading days, this means that the fund must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Company’s consent. The term of the Class B warrant is 12 months from the effective date of the related registration statement. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share. The warrant was valued on the date of issue at $0.14 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.2%, the contractual life of 1 year, and volatility of 80%.

Restructure of Trade Debt

On February 12, 2002, the Company completed a restructure of approximately $1.6 million of its past due accounts payable and certain 2002 obligations with 28 of its trade creditors. Under the restructuring, the Company issued approximately 1.4 million shares of its Common Stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The Company agreed to file a registration statement for the shares within sixty (60) business days of the closing and intends to file same as soon as practicable.

On February 21, 2002, the Company renegotiated the terms of repayment under its Promissory Note with the parent company of its largest stockholder at year-end. The Note now requires payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raises at least $2 million in external financing, not including the convertible debentures and warrants discussed above. If there is a remaining balance under the Note upon the Company’s obtaining proceeds of at least $2 million of external financing, the Company is obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company is obligated to continue monthly payments of $35,000 until the Note is repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until the Company’s registration statement for the convertible debentures becomes effective, at which time the Company is required to resume making monthly payments of $35,000. No payments have been made on this note since February 2002.

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through the third quarter of 2002, or to permit it to achieve the revenue and profitability guidance provided previously. The Company must achieve profitability for its business model to succeed. Prior to accomplishing this goal, it will need to raise additional funds, from equity or debt sources. The Company believes that it may need to arrange additional financing of approximately $5 million in the next twelve months. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to continue its operations at current levels. As of December 31, 2001, the Company reported cash on-hand of $287,000. During the fourth quarter of 2001, cash receipts exceeded cash expenditures by $239,000, but trade payables and accrued expenses increased by $274,000. The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. The Company’s inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

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

Risk Factors

Calypte has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-K/A or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of our Operations and Alter our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through the third quarter of 2002, or to permit us to achieve the revenue and profitability guidance provided previously, and we do not know if we will succeed in raising funds through our ongoing offering of equity securities to overseas investors pursuant to Regulation S. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we will need to raise additional funds, from equity or debt sources. We believe that we may need to arrange additional financing of approximately $5 million in the next twelve months because amounts available under our October 2001 equity line and the convertible debentures and warrants that we agreed to issue in February 2002 may not be sufficient to meet our cash needs in the future. In addition, business and economic conditions may make it unfeasible or undesirable to draw down under the equity line of credit at every opportunity, and only one draw down may occur at a time. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels. As of December 31, 2001, our cash on-hand was $287,000. During the fourth quarter of 2001, cash receipts exceeded cash expenditures by $239,000, but trade payables and accrued expenses increased by $274,000. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize its operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all. Our inability to obtain additional financing or to arrange a suitable strategic opportunity will place us in significant financial jeopardy.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are included on pages F-1 through F-36 of this Annual Report on Form 10-K/A.

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company’s fiscal years ended December 31, 2001 and 2000. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company’s audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-36 of this Annual Report on Form 10-K/A.

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

HISTORICAL QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

Year ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,402	$1,612	$1,465	$2,347
Products costs	1,990	1,743	1,487	1,766
Gross profit (loss)	(588)	(131)	(22)	581
Operating expenses	2,452	2,492	1,599	1,743
Interest income (expense) and other income	(484)	(336)	(5)	—
Income taxes	(2)	—	—	—
Extraordinary gain on repurchase of beneficial conversion feature	—	145	—	—
Dividend on mandatorily redeemable Series A preferred stock	(30)	(30)	(30)	(30)

Net loss attributable to common stockholders	$(3,556)	$(2,844)	$(1,656)	$(1,192)

Net loss per share attributable to common stockholders*	$(0.14)	$(0.10)	$(0.05)	$(0.03)

Year ended December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,098	$787	$835	$576
Product costs	1,417	1,307	1,588	1,579
Gross profit (loss)	(319)	(520)	(753)	(1,003)
Operating expenses	1,853	2,785	2,411	2,773
Interest income (expense) and other income	(3)	100	61	17
Income taxes	(2)	—	—	—
Dividend on mandatorily redeemable Series A preferred stock	(30)	(30)	(30)	(30)

Net loss attributable to common stockholders	$(2,207)	$(3,235)	$(3,133)	$(3,789)

Net loss per share attributable to common stockholders	$(0.11)	$(0.13)	$(0.13)	$(0.15)

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

In November 2001, the Company sold 1,575,855 shares of Common Stock under Regulation D to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors will be restricted for twelve months from the date of purchase. Three members of the Company’s Board of Directors, David Collins, Nancy Katz, and Mark Novitch, purchased an aggregate of 721,154 shares of this offering. The purchase transactions by the Company’s board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with now-affiliated parties as a result of the financial condition of the Company at the time.

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

3. Exhibits

2.1^^	Asset Purchase Agreement, dated as of November 18, 1998, between Calypte and Cambridge.

3.1%	Bylaws of the Registrant, as amended on April 19, 2000.

3.2**	Restated Certificate of Incorporation of Calypte Biomedical Corporation, a Delaware corporation, filed July 31, 1996.

3.3†††	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation effective as of September 28, 2001.

4.1^^^^	Rights Agreement between the Registrant and ChaseMellon Shareholders L.L.C. as Rights Agents dated December 15, 1998.

10.1*	Form of Indemnification Agreement between the Company and each of its directors and officers.

10.2††††	2000 Incentive Stock Plan, as amended.

10.3####	1995 Director Option Plan, as amended.

10.4††††	1995 Employee Stock Purchase Plan.

10.5*	Lease Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of November 30, 1990.

10.6*	Second Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of May 14, 1991.

10.7*	Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of February 5, 1992.

10.8*	Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of April 15, 1993.

10.9*	Standard Form Lease 1255–1275 Harbor Bay Parkway Harbor Bay Business Park between Commercial Center Bank and the Registrant, dated as of August 22, 1992.

10.12*	Employment Agreement between the Registrant and Howard B. Urnovitz, dated as of January 25, 1995.

10.15^*	License Agreement between the Registrant and New York University, dated as of August 13, 1993.

10.16*	First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995.

10.17*	Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995.

10.18^*	Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996.

10.19^*	Research Agreement between the Registrant and New York University, dated August 12, 1993.

10.20^*	First Amendment to Research Agreement between the Registrant and New York University, dated as of January 11, 1995.

10.21^*	Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992.

10.22^*	Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996.

10.23^*	Sub–License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996.

10.24^*	Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993.

10.25^*	Non–Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993.

10.27^*	Distribution Agreement between the Registrant and Otsuka Pharmaceutical Co., Ltd., dated as of August 7, 1994.

10.29^*	Distribution Agreement between the Registrant and Travenol Laboratories (Israel), Ltd., dated as of December 31, 1994.

10.33*	Form of Option Agreement for Stockholders of Pepgen Corporation, dated as of October 12, 1995.

10.35*	Equipment Lease Agreement between the Registrant and Phoenix Leasing, dated as of August 20, 1993.

10.36*	Equipment Lease Agreement between the Registrant and Meier Mitchell/GATX, dated as of August 20, 1993.

10.37**	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of February 3, 1997.

10.39**	Equipment Lease Agreement between the Registrant and MMC/GATX, dated September 30, 1996.

10.40^**	Joint Venture Agreement between the Registrant and Trinity Biotech plc

10.41***	Second Addendum to Lease between the Registrant and Commercial Center Bank dated as of July 21, 1997.

10.42***	Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated December 9, 1997.

10.45^^	Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated April 25, 1998.

10.46****	Employment Agreement between the Registrant and William A. Boeger dated as of October 28, 1998.

10.47****	Employment Agreement between the Registrant and John J. DiPietro dated as of October 28, 1998.

10.48****	Guaranty made by Chih Ping Liu for the benefit of the Registrant dated September 30, 1998.

10.49#	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated December 21, 1998

10.50#	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated February 26, 1999

10.51##	Non–Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999

10.52##	Distribution Agreement between the Registrant and Carter–Wallace, Inc., dated as of September 9,1999

10.53##	Letter Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999

10.54##	Consulting Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999

10.55*****	Master Lease Agreement between Aquila Biopharmaceuticals, Inc., Landlord, and Biomerieux Vitek, Inc., Tenant, dated as of October 22, 1996

10.56*****	First Amendment to Lease between Aquila Biopharmaceuticals, Inc. Landlord, and Biomerieux Vitek, Inc., Tenant, dated October 2, 1997

10.57*****	Sublease Agreement between Registrant and Cambridge Biotech Corporation, assignee of Biomerieux, Inc. dated as of December 17, 1998

10.58*****	Sublease Agreement between Registrant and Cambridge Biotech Corporation, sublessee of DynCorp, dated as of December 17, 1998

10.59*****	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated October 12, 1999

10.60*****	Consulting Agreement between the Registrant and William A. Boeger dated as of October 18, 1999

10.61*****	Consulting Agreement between the Registrant and David Collins dated as of October 18, 1999

10.62*****	Employment Agreement between the Registrant and Nancy E. Katz, dated as of October 18, 1999

10.63*****	Letter of Intent re Modification of Distribution Agreement between Registrant and Otsuka Pharmaceutical Co., Ltd. dated as of December 10, 1998

10.64###	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of November 15, 1999.

10.65###	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of January 30, 2000.

10.66###	Restated Technology Rights Agreement between Registrant and Howard B. Urnovitz, Ph.D. dated as of March 1, 2000.

10.67###	Technology Rights Agreement between Registrant and Chronix Biomedical dated as of March 1, 2000.

10.68^ ###	Exclusive Independent Contractor Agreement for Project Sentinel between Clinical Reference Laboratory, Inc. and Registrant dated as of January 21, 2000.

10.69^####	Distribution Agreement between the Registrant and American Edge Medical, dated as of May 1, 2000.

10.70^####	Distribution Agreement between the Registrant and Biobras S.A., dated as of May 11, 2000.

10.71^####	Distribution Agreement between the Registrant and Beijing Hua Ai Science and Technology Development Co. Ltd, dated as of May 16, 2000.

10.72####	Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated as of May 24, 2000.

10.73^####	Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000.

10.74####	2000 Equity Incentive Plan.

10.75####	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated June 26, 2000.

10.76####	Secured Promissory Note between the Registrant and Howard B. Urnovitz, dated June 30, 2000.

10.77^#####	Temporary Distribution Agreement between the Registrant and American Edge Medical Company effective August 1, 2000.

10.78#####	Extension of Consulting Agreement between Registrant and John DiPietro effective as of September 17, 2000.

10.79††	Convertible Debentures and Warrants Purchase Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.80%	Extension of Consulting Agreement between the Registrant and William A. Boeger dated as of October 19, 2000.

10.81%	Second Amendment to Employment Agreement between the Registrant and Howard B. Urnovitz dated October 31, 2000.

10.82%	Consulting Agreement between the Registrant and David Collins dated as of October 19, 2000.

10.83^%	Agreement between the Registrant and Carter–Wallace, Inc. dated December 12, 2000.

10.84†	Stock Purchase Warrant to purchase common stock dated January 24, 2001 issued to Townsbury Investments Limited.

10.85†	Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000.

10.86†	Registration Rights Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000.

10.87†	Escrow Agreement among Calypte, Townsbury Investments Limited and Epstein, Becker & Green, P.C. dated November 2, 2000.

10.88†	Amendment to Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated January 24, 2001.

10.89%%	Agreement for Purchase and Sale of Preferred Stock of Pepgen Corporation between Registrant and Biotechnology Development Fund, L.P. and Biotechnology Fund II, L.P. dated April 17, 2001

10.90<	Consulting Agreement between the Registrant and David Collins dated as of October 19, 2001

10.91<	Third Addendum to Lease between the Registrant and Gee-Aspora LLC dated as of October 31, 2001

10.92††	Registration Rights Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.93††	Escrow Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.94††	Stock Purchase Warrant to purchase common stock issued to AMRO International, S.A. on January 24, 2001.

10.95††	6% Convertible Debenture in the principal amount of $550,000, due April 26, 2001, issued to AMRO International, S.A.

10.96††	6% Convertible Debenture in the principal amount of $550,000, due June 11, 2001, issued to AMRO International, S.A.

10.97†††	Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001.

10.98†††	Registration Rights Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001.

10.99†††	Escrow Agreement among Calypte, Townsbury Investments Limited and New York Escrow Services, LLC dated August 23, 2001.

10.100†††	Stock Purchase Warrant to purchase Common Stock dated October 19, 2001 issued to Townsbury Investments Limited.

10.101^^^^^	Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.102^^^^^	Registration Rights Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.103^^^^^	Security Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.104^^^^^	Form of Secured Convertible Debenture Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.105^^^^^	Class A Stock Purchase Warrant for 1,700,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.

10.106^^^^^	Class B Stock Purchase Warrant for 12,000,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.

10.107^^^^^	Stock Purchase Warrant for 8,500 shares of Common Stock issued to Alexander Dunham Capital Group, Inc.

10.108^^^^^	Stock Purchase Warrant for 76,500 shares of Common Stock issued to Bristol Capital, LLC.

10.109<	Form of Common Stock Purchase Agreement between the Registrant and certain Purchasers dated November 13, 2001.

10.110<	Form of Common Stock Purchase Agreement with certain trade creditors issued pursuant to a private placement completed on February 12, 2002.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

24.1	Power of Attorney (see page II-1).

*
Incorporated by reference from exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

**	Incorporated by reference from exhibits filed with the Company’s Report on Form 10-K dated March 28, 1997.

***	Incorporated by reference from exhibits filed with the Company’s Report on Form 10-K dated March 25, 1998.

****	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 25, 1999.

*****	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 30, 2000.

^	Confidential treatment has been granted as to certain portions of this exhibit.

^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 12, 1998.

^^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated January 4, 1999.

^^^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated December 16, 1998.

^^^^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated February 15, 2002.

†	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-2 (File No. 333-54316) filed on January 25, 2001, as amended on February 9, 2001.

††	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-3 (File No. 333-58960) filed on April 13, 2001.

†††	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-2 (File No. 333-72268) filed on October 26, 2001.

††††	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-70890) file on October 3, 2001.

#	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated May 15, 1999.

##	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated November 15, 1999.

###	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated May 12, 2000.

####	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 10, 2000.

#####	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated November 7, 2000.

%	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 5, 2001.

%%	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 14, 2001.

<	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 11, 2002.

(b)	Reports on Form 8-K
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

The Company has incurred net losses of $9.1 million, $ 12.2 million and $10.0 million in 2001, 2000, 1999, respectively. The accumulated deficit at December 31, 2001 was $88.2 million. The recurring losses and acumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. However, as described more completely in Note 19 (unaudited), since December 31, 2001, the Company has entered in to new financing arrangements. Based on the proceeds of the recently-completed financings plus the availability of funds under the Company’s equity line of credit, the Company believes that its available resources are sufficient to meet its current operating expenses and capital requirements. The Company’s future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability to raise

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

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

Property and Equipment

Property and equipment is stated at cost. Machinery and equipment, furniture and fixtures, and computer equipment are depreciated using the straight line method over the estimated useful lives of the assets, generally as follows:

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	3-7 years

Leasehold improvements and equipment under capital leases are amortized or depreciated over the shorter of the remaining lease term or the useful life of the equipment or improvement.

Long-Lived Assets

Long-lived assets are comprised of property and equipment and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

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

Revenue Recognition

The Company records revenues only upon the occurrence of all of the following conditions:

•	The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale).

•	The purchase price has been fixed, based on the terms of the purchase order.

•
The Company has delivered the product from one of its manufacturing plants to a common carrier acceptable to the purchaser. The Company’s customary shipping terms are FOB shipping point. Because of the need for controlled conditions during shipment, the Company suggests, but leaves to the purchaser’s discretion, acquiring insurance for the value of the shipment. If the purchaser elects to insure the shipment, the insurance is at the purchaser’s expense.

•
The Company deems the collection of the amount invoiced is probable. The Company currently deals with a limited number of customers or distributors, with most of whom it has had a relationship for a number of years. To eliminate the credit risk associated with international distributors with whom the Company has had little or no experience, the Company requires prepayment of the order or a letter of credit before shipment.

The Company does not permit product returns. The Company’s products must be maintained under rigidly controlled conditions that it cannot control after the product has been shipped to the customer.

The Company provides no price protection. With the exception of sales to one distributor, revenue is recognized upon shipment of product. In the case of a single distributor, that distributor holds the Company’s inventory on consignment and reports monthly its usage of the products. The Company records revenue on sales to this distributor based on the distributor’s reported usage.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Deferred Revenue

Pursuant to a 1991 License and Supply Agreement, a Japanese distributor made a payment of $500,000 to Calypte representing an advance creditable against royalties and other payments to be paid by the distributor to Calypte under the terms of the Agreement. In a 1994 Distribution Agreement between Calypte and the distributor, the distributor agreed to waive its right to have the advance payment credited to subsequent payments it might owe Calypte under the License and Supply Agreement or the Distribution Agreement in return for a 50% discount on products supplied by Calypte to the distributor, until such time as the distributor has received cumulative discounts totaling $500,000. Pursuant to that agreement, Calypte recorded the $500,000 payment as deferred revenue that was to be recognized as product was sold at the stipulated 50% discount. As of this date, Calypte has sold no product to the distributor under the terms of the Distribution Agreement and the deferred revenue balance remains unchanged.

The Company’s current sales practices do not require the deferral of revenues and no entries to record deferred revenue have been made during the period covered by this Form 10-K.

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

(6)    Notes and Debentures Payable

In August 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

due no later than September 14, 2001. In December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. This note bears interest at 8.5% and is due in installments of $200,000 on February 28, 2002 and $35,000 per month thereafter until paid in full, plus accrued interest. See Note 19, (unaudited) for recent developments related to this note.

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

Equity Lines of Credit

In August 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s Common Stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s Common Stock. The purchase price of the Common Stock purchased pursuant to any draw down will be equal to 88% of the daily volume weighted average price of the Company’s Common Stock on the applicable date. In conjunction with the signing of the stock purchase agreement, in October 2001, the Company issued a 7-year fully-vested warrant to the investment fund to purchase up to 4,192,286 shares of common Stock at an exercise price of $0.2743 per share. The warrant was valued on the date of issue at $0.22 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.3%, the contractual life of 7 years, and volatility of 80%. The warrant was accounted for as a deferred offering cost and is recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $10 million nominal commitment amount. In October 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 30,000,000 shares of Common Stock that it may issue in conjunction with the equity line facility and the warrant. During November and December 2001, the Company issued two draw down requests under this facility in the aggregate amount of $430,000. The Company issued 2,182,144 shares of its common stock and received aggregate net proceeds of $406,000 after deducting fees and expenses in settling these two draw downs. The Company continues to use the equity line facility to fund its operations.

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

Deferred compensation is recorded related to options granted to non-employees and options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. For the year ended December 31, 2001, the Company recorded a deferred compensation credit of $8,000 attributable to common stock options granted under the 2000 Incentive Plan; the Company recorded no deferred compensation attributable to options granted under the 2000 Incentive Plan for the year ended December 31, 2000. The Company recorded compensation expense of $326,000 and $100,000, respectively, attributable to stock bonus awards of 681,405 shares of common stock granted during 2001 and 58,333 shares of common stock granted during 2000. For stock bonuses, compensation expense is determined by multiplying the closing market price of the Company’s common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock bonuses was $0.48 in 2001 and $1.71 in 2000.

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

During 1998, the Company loaned Pepgen $768,000 at an interest rate of 10%. The loan was subsequently written off as research and development expense in 1999. The Company spent additional amounts totaling $63,000 on research and development related to Pepgen during 1999. In October 1999, Pepgen secured $3.8 million in a new round of financing, reducing the Company’s equity interest to 38%. In June 2000, Pepgen secured an additional $2.0 million in another round of financing, further reducing the Company’s equity interest to 29%.

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

The net change in the valuation allowance for the years ended December 2001, 2000, and 1999 was an increase of $2,944,000, $4,708,000, and $4,386,000, respectively. Because there is uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $171,000 of deferred tax assets will be creditable to paid-in capital.

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

The Company has entered into arrangements with various organizations to receive the right to utilize certain patents and proprietary rights under licensing agreements in exchange for the Company making certain royalty

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

payments based on sales of certain products and services. The royalty obligations are based on a percentage of net sales of licensed products and include minimum annual royalty payments under some agreements. The Company pays royalties to five entities on its urine-based screening test and to one entity on its serum- and urine-based Western Blot supplemental tests. The patents underlying the royalties expire between 2004 and 2009. There are minimum payments required by certain of the agreements that apply regardless of the amount of actual sales. The Company did not make all of the required minimum and sales-based payments for 2000 or 2001.

At December 31, 2001, the Company is approximately $1,052,000 in arrears on the payment of royalties under certain of its licensing agreements. Under certain of the Company’s licensing agreements, the patent holder or other organization granting rights to the Company has the right to revoke the license for non-payment of royalties. Should the patent holder or other granting organization take that step, the Company could find it necessary to modify its manufacturing practices or change its business plan. Refer to Notes 18 and 19 (unaudited) for recent developments regarding certain of the Company’s license agreements. Since December 31, 2001 and in conjunction with the “Subsequent Financings” discussed in Note 19 (unaudited), the Company has contacted its major license grantors and is attempting to satisfy its royalty obligations either through restructuring of its debt by issuing shares of its common stock, as also discussed in Note 19 (unaudited), or by arranging payment schedules to eliminate the royalty payment arrearages by the end of calendar 2002.

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

(15)    Distribution Agreements

United States

In September 1999, the Company appointed Wampole Laboratories, a division of Carter-Wallace Inc., as the exclusive U.S. distributor of its HIV-1 urine-based screening test to all markets other than the insurance market. The agreement had an initial five-year term. Exclusivity for the full term of the agreement was predicated on the purchase of targeted volumes of the Company’s product over a two year period. The agreement was terminated as of March 31, 2001 and the Company hired its own sales force that now addresses the hospital, public health, and reference laboratory markets.

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

In October 1999, the Company entered into an employment agreement with an officer and director of the Company that included a base salary, subject to annual review, and the grant of 450,000 stock options, which vest over 24 months. The officer is also entitled to a bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors. During 2000, the officer received a stock bonus of 25,000 shares of the Company’s common stock and was granted stock options that vest over 24 months to purchase an additional 300,000 shares of the Company’s stock. During 2001, the officer was granted multiple options with vesting periods ranging from 3 to 36 months to purchase an aggregate of 900,000 shares of the Company’s stock. At December 31, 2001, options to purchase 452,431 shares of stock were exercisable based on grants made during 2001. In the event the Company terminates the officer’s employment other than for cause, the officer is entitled to receive her base salary for twelve months.

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

Stock bonuses and awards reflect shares of Calypte common stock to employees. Compensation expense is recognized at the time of grant, and is determined based on the number of shares awarded and the closing market price at the date of the award, in accordance with APB 25.

Stock option grants to employees are generally issued with an exercise price equal to the market price at the grant date. To the extent that the market price of the common stock exceeds the exercise price of the options, deferred compensation is recognized for the intrinsic value in accordance with APB 25 and FIN 44. This deferred compensation would be amortized on a straight-line basis over the vesting period of the option.

Option grants to non-employees are valued at the date of grant using the Black-Scholes option-pricing model in accordance with FAS 123. Option grants that do not include sufficient disincentive for non-performance are accounted for in accordance with EITFs 96-18 and 00-18. In such instances, the deferred compensation is amortized over the term of the agreement on a straight-line basis. Until the awards are fully vested or a measurement date is achieved, the Company records an adjustment to deferred compensation and consultant expense to reflect the impact of the fair value, as remeasured at quarter-end, of the options based on changes to the Company’s stock price.

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

In April 2000, the Company sold 4,096,000 shares of Common Stock to institutional investors in a private placement at $2.05 per share. The Company sold 1,951,220 of the shares to an investment company for which the Company’s Chairman of the Board serves on the Board of Directors and as a member of the Compensation Committee. Pursuant to the Common Stock Purchase Agreement dated March 2, 2000, a representative designated by the investment company was elected to and continues to serve on Calypte’s Board of Directors. The Calypte Board will nominate a representative selected by the investment company for election to the Calypte Board for so long as the investment company holds one-half of the shares it acquired through the Common Stock Purchase Agreement. In connection with the private placement, the investment company extended a $1 million line of credit to Calypte and Calypte issued a warrant for the purchase of 100,000 shares of its common stock at $3.62 per share. The Company drew $500,000 under the line of credit, which balance was converted into common stock at the rate of $2.05 per share, consistent with the purchase price for other shares in the private placement purchased by the investment fund.

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

Restructure of Debt

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

On February 21, 2002, the Company renegotiated the terms of repayment under its Promissory Note with the parent company of its largest stockholder at year-end. The Note now requires payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raises at least $2 million in external financing, not including the convertible debentures and warrants discussed above. If there is a remaining balance under the Note upon the Company’s obtaining proceeds of at least $2 million of external financing, the Company is obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company is obligated to continue monthly payments of $35,000 until the Note is repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until the Company’s registration statement for the convertible debentures becomes effective, at which time the Company is required to resume making monthly payments of $35,000. No payments have been made on this note since February 2002.

Subsequent Financings

On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (“CIG”) whereby CIG agreed to commit an aggregate of $1,422,500 to the Company within ninety days from May 10, 2002. CIG is comprised of outside investors to which Mr. Anthony J. Cataldo, the Company’s newly-appointed Executive Chairman has no affiliation nor any participation in this investment.

As of May 31, 2002, the Company has received approximately $2,700,000 in new financing, exceeding the initial commitment. The Company has issued a series of convertible promissory notes for an aggregate of $2,225,000. These notes bear interest at 8% per annum and are due on May 24, 2004. The notes are convertible into shares of the Company’s common stock at the lower of $0.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity. The Company has also issued a $150,000 10% convertible promissory note to BNC Bach Limited, a related party to the investor in a prior transaction that provided for an existing equity line of credit. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of the Company’s next draw down under the equity line. In conjunction with the issuance of this note, the Company repriced from $0.27 to $0.015 the 4.2 million share warrant issued pursuant to the equity line. The investor has exercised the warrant for the entire 4.2 million shares and the Company has received approximately $63,000 in proceeds. A further $100,000 was made available through the issuance of a debenture

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

to Bristol Investment Fund (“Bristol”). The funds made available from the convertible notes and debentures are being used to fund the Company’s restart of its operations, including both manufacturing sites.

The Company also intends to issue 18,500,000 shares of its Common Stock upon the exercise of various short-term warrants under agreements covering legal and other consulting services. The warrant shares will be issued at $.015 per share and were registered using a Form S-8 during the third quarter of 2002 at no cost to CIG or its designees. As of May 31, 2002, the consultants have exercised warrants to purchase 10,000,000 shares of the Company’s stock, generating $150,000 in proceeds to the Company. It was further agreed that CIG would raise an aggregate of $5,000,000 prior to May 10, 2003 on terms to be mutually agreed upon.

Additionally, with the appointment of Anthony J. Cataldo as Executive Chairman, the Company further agreed to issue to Mr. Cataldo 7,966,666 stock options pursuant to an employment agreement negotiated between Mr. Cataldo and the independent members of the Board of Directors. Mr. Cataldo was appointed to the Board replacing David E. Collins, who resigned as Chairman of the Board and from the Board of Directors.

The CIG investment was further conditioned upon a right granted to Mr. Cataldo on behalf CIG to appoint new directors who might constitute a majority of the Board of Directors within thirty days of May 10, 2002. On May 24, 2002, Ms. Claudie Williams resigned from the Board. On May 31, 2002 the Company announced that Mr. Martin Landau had been appointed as a member of its Board of Directors.

There can be no assurance that the terms of the financing commitment pursuant to the CIG letter agreement will be made available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure the CIG financing or additional financing on a timely basis will place the Company in significant financial jeopardy. The terms of the financing may involve a change of control and/or require stockholder approval, as well as requiring the Company to obtain certain waivers of covenants that are contained in existing agreements.

Prior to the CIG investment commitment, the Company had announced on April 17, 2002 that it would begin winding down its business due to insufficient funds to continue its operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. As a result of the CIG investment commitment, the Company announced that it would not complete the wind down of its business as previously announced. Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time. The Company has begun to call back some of its furloughed employees and has restarted the business. The Company can give no assurance that it will be able to successfully recall all of its furloughed key employees or that its revenues and customer base will not be negatively impacted by the announcement and commencement of the wind down of the Company’s business.

On February 11, 2002, the Company signed a securities purchase agreement with Bristol pursuant to which the fund agreed to purchase an aggregate of $850,000 of 12% secured convertible debentures maturing two years after issuance. As of May 31, 2002, the Company has issued $525,000 of debentures and has received net proceeds of $470,000. The Company expects to issue a debenture for the balance of $325,000 upon the effectiveness of a registration statement filed by the Company in March 2002. The outstanding debentures bear interest at the annual rate of 12% payable quarterly in common stock or cash at Bristol’s option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s Common Stock. The Conversion Price for the debentures is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. On May 31, 2002, Bristol converted approximately $60,000

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

of principal plus accrued interest and the Company issued approximately 4,462,000 shares of its common stock at $0.014 per share. In addition, upon effectiveness of the registration statement, Bristol is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

In conjunction with this transaction, the Company issued Bristol a Class A warrant to purchase up to 1,700,000 shares of its Common Stock. The Class A warrant is exercisable for a period of seven years after issuance at a price per share equal to the Conversion Price. Bristol has sole discretion with respect to when and if it chooses to exercise any or all of the Class A warrant prior to its expiration. The warrant was valued on the date of issue at $0.21 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.7%, the contractual life of 7 years, and volatility of 80%.

The Company also issued Bristol a Class B warrant to purchase an additional 12,000,000 shares of its Common Stock. Upon the effectiveness of the related registration statement, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to Bristol, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because the fund is required to convert the debentures for a minimum number of shares equal to 5% of the Company’s aggregate trading volume for the preceding 60 trading days, this means that the fund must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Company’s consent. The term of the Class B warrant is 12 months from the effective date of the related registration statement. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share. The warrant was valued on the date of issue at $0.14 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.2%, the contractual life of 1 year, and volatility of 80%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

/s/ NANCY E. KATZ
By:
Nancy E. Katz
President and Chief Executive Officer
Date: August 2, 2002

POWER OF ATTORNEY

Each Director of the Registrant whose signature appears below, hereby appoints Nancy E. Katz as his or her attorney-in-fact to sign in his or her name and on his or her behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K/A to the same extent and with the same effect as if done personally.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ ANTHONY J. CATALDO Anthony J. Cataldo	Executive Chairman of the Board of Directors	August 2, 2002

/s/ NANCY E. KATZ Nancy E. Katz	President, Chief Executive Officer and Director	August 2, 2002

/s/ RICHARD D. BROUNSTEIN Richard D. Brounstein	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 2, 2002

/s/ JOHN J. DIPIETRO John J. DiPietro	Director	August 2, 2002

/s/ PAUL FREIMAN Paul Freiman	Director	August 2, 2002

/s/ JULIUS R. KREVANS, M.D. Julius R. Krevans, M.D.	Director	August 2, 2002

/s/ MARK NOVITCH, M.D. Mark Novitch, M.D.	Director	August 2, 2002

/s/ ZARFAR I. RANDAWA, PH.D. Zafar I. Randawa, Ph.D.	Director	August 2, 2002

Martin Landau	Director	August , 2002

II-1

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

KPMG LLP

San Francisco, California
February 8, 2002

S-1

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$35	$156	—	—	$191

Year Ended December 31, 2000
Allowance for doubtful accounts receivable	$35	—	—	—	$35

Year Ended December 31, 1999
Allowance for doubtful accounts receivable	—	$35	—	—	$35

S-2