Form 10-Q
period 2002-06-30
CALYPTE BIOMEDICAL CORP
filed 2002-08-14
CIK 899426

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes      X       No

          The registrant had 84,768,082 shares of common stock outstanding as of August 5, 2002.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements
CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

ASSETS
	June 30, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$395	$287
Accounts receivable, net of allowance of $191 at June 30, 2002 and December 31, 2001	246	325
Inventories	732	1,129
Prepaid expenses	86	304
Deferred offering costs, net of accumulated amortization of $32 at June 30, 2002 and $40 at December 31, 2001	365	901
Other current assets	22	1

Total current assets	1,846	2,947
Property and equipment, net of accumulated depreciation of $4,336 at June 30, 2002 and $4,089 at December 31, 2001	1,067	1,187
Other assets	123	128

	$3,036	$4,262

LIABILITIES, MANDATORILY REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,237	$4,120
Accrued expenses	972	2,118
Note payable – current portion, net of discount of $38 at June 30, 2002	505	411
Capital lease obligations - current portion	8	87
Deferred revenue	500	500

Total current liabilities	5,222	7,236
Convertible notes and debentures, net of discount of $2,366 at June 30, 2002	184	-
Warrant liability	2,559	-
Deferred rent obligation	51	48
Capital lease obligations - long-term portion	18	22

Total liabilities	8,034	7,306

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,516	2,456

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 200,000,000 shares authorized; 77,859,188 and 37,792,134 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	78	38
Additional paid-in capital	86,141	82,623
Deferred compensation	-	(8)
Accumulated deficit	(93,733)	(88,153)

Total stockholders’ equity	(7,514)	(5,500)

	$3,036	$4,262

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product sales	$1,209	$1,612	$2,368	$3,014

Operating expenses:
Product costs	1,397	1,743	3,027	3,732
Research and development costs	180	354	421	851

Selling, general and administrative costs, including $393 and $438 of non-cash expense related to warrant, stock option and stock bonus grants for the three and six months of 2002, respectively	2,087	2,138	3,302	4,094

Total expenses	3,664	4,235	6,750	8,677

Loss from operations	(2,455)	(2,623)	(4,382)	(5,663)
Interest income	1	1	2	7
Interest expense	(46)	(8)	(67)	(33)
Non-cash interest expense	(2,446)	(830)	(2,472)	(1,318)
Other income, net	14	501	22	524

Loss before income taxes and extraordinary items	(4,932)	(2,959)	(6,897)	(6,483)
Income taxes	-	-	(2)	(2)

Net loss before extraordinary items	(4,932)	(2,959)	(6,899)	(6,485)
Extraordinary gain:
On extinguishment of debt, net of income taxes	-	-	1,319	-
On repurchase of beneficial conversion feature, net of income taxes	-	145	-	145

Net loss	(4,932)	(2,814)	(5,580)	(6,340)

Less dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	(60)	(60)

Net loss attributable to common stockholders	$(4,962)	$(2,844)	$(5,640)	$(6,400)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.08)	$(0.10)	$(0.11)	$(0.23)

Weighted average shares used to compute net loss per share attributable to common stockholders (basic and diluted)	58,434	29,070	49,564	27,451

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,580)	$(6,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	257
Amortization of deferred compensation	40	(25)
Amortization of debenture discount and charge for beneficial conversion feature	306	646
Extraordinary gain on extinguishment of debt	(1,319)	-
Warrant liability	2,134	-
Amortization of deferred offering costs	32	672
Expense related to stock options and common stock bonuses granted	485	144
Provision for doubtful accounts receivable	-	156
Extraordinary gain on repurchase of beneficial conversion feature	-	(145)
Loss (gain) on sale of equipment	18	(23)
Changes in operating assets and liabilities:
Accounts receivable	79	(292)
Inventories	397	(279)
Prepaid expenses and other current assets	367	324
Deferred offering costs and other assets	(433)	18
Accounts payable, accrued expenses and deferred revenue	(417)	2,434
Deferred rent obligation	3	6

Net cash used in operating activities	(3,641)	(2,447)

Cash flows from investing activities:
Purchase of equipment	(127)	(63)
Proceeds from sales of equipment	-	23

Net cash provided by (used in) investing activities	(127)	(40)

Cash flows from financing activities:
Proceeds from sale of stock	1,299	2,369
Expenses related to sale of stock	(98)	(394)
Proceeds from issuance of notes and debentures, net of transaction costs	2,726	925
Repayment of debentures	-	(932)
Principal payments on notes payable	(18)	(471)
Refund of cash pledged to bank pursuant to loan agreement	-	480
Principal payments on capital lease obligations	(33)	(41)

Net cash provided by financing activities	3,876	1,936

Net increase (decrease) in cash and cash equivalents	108	(551)
Cash and cash equivalents at beginning of period	287	723

Cash and cash equivalents at end of period	$395	$172

Supplemental disclosure of cash flow activities:
Cash paid for interest	$7	$33
Cash paid for income taxes	2	2
Supplemental disclosure of non-cash activities:
Acquisition of equipment through capital lease obligations	-	35
Dividends accrued on mandatorily redeemable Series A preferred stock	60	60
Deferred compensation attributable to stock option grants	32	(139)
Conversion of notes, debentures and accrued interest to common stock	304	175
Common stock grants to employees, consultants and vendors	455	290
Original issue discount and expenses withheld from debenture proceeds	438	175
Fair market value of warrants issued in conjunction with debenture	2,559	-

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for each of the years in the three year period ended December 31, 2001 included in its Form 10-K/A filed with the SEC on August 5, 2002.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

During the first half of 2002, the Company has incurred a net loss of $5.6 million and its accumulated deficit at June 30, 2002 was $93.7 million. The recurring losses and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. However, as described more completely in Notes 6 and 9, the Company has entered into certain new financing arrangements. Based on the proceeds of the recently-completed financings and related commitments plus the availability of funds under the Company’s equity line of credit, the Company believes that its available resources are sufficient to meet its current operating expenses and capital requirements. The Company’s future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on a timely basis, on acceptable terms, or at all.

(2)   Significant Accounting Policies

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted loss per common share is similar to the computation of basic loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 40,645,575 and 7,637,002 shares at June 30, 2002 and 2001, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was antidilutive.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

(3)    Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates.

(4)    Inventories

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	2002	2001

Raw Materials	$256	$243
Work-in-Process	400	544
Finished Goods	76	342

Total Inventory	$732	$1,129

(5)     Current Notes Payable

At December 31, 2001, the Company had executed a promissory note in the amount of $411,000 to the parent company of its largest stockholder. The note required interest at 8.5% per annum and principal payments were due beginning in February 2002. In February 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the $850,000 of convertible debentures and warrants discussed in Note 6, at which time a $200,000 principal payment would be required. The Company made the payment required on February 28, 2002, but has made no payments subsequently. In March 2002, the Company further renegotiated the repayment terms of this note, suspending any required principal or interest payments until the Company’s registration statement for the 12% convertible debentures described in Note 6 becomes effective, at which time the Company is required to resume making monthly payments of $35,000.

As a component of the new financing described more fully in Note 6, in May 2002, the Company issued a $150,000 10% convertible promissory note to a private investment fund that is a related party to the investor in a prior investment that provided for an existing equity line of credit. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of the Company’s next draw down under the equity line. Refer to Note 9, Subsequent Events, for recent developments regarding this note.

In conjunction with the issuance of the $150,000 convertible note, the Company repriced from $0.27 to $0.015 the 4,192,872 share warrant issued pursuant to the equity line. In May 2002, the investor

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

exercised the warrant for the entire 4,192,872 shares and the Company received approximately $63,000 in proceeds. The Company had accounted for the fair market value of the warrant at the time it was issued as a deferred offering cost attributable to the equity line. Upon the exercise of the warrant, the Company reclassified the $807,000 unamortized balance of the deferred offering cost to additional paid-in capital.

(6)   Notes and Debentures Payable

$850,000 12% Convertible Debentures
On February 11, 2002, the Company signed a securities purchase agreement with a private investment fund pursuant to which the fund agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by the investment fund on February 11, 2002 and the Company received net proceeds of $368,000. The Company intended to issue a second debenture, also in the amount of $425,000, upon the effectiveness of a registration statement filed by the Company in March 2002. (See “New Financing” later in this note for recent developments regarding issuance of debentures under this agreement.) The outstanding debenture bears interest at the annual rate of 12% payable quarterly in common stock or cash at the option of the investment fund. Under the terms of the debenture, the investment fund can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s Common Stock. The Conversion Price for any debenture issued pursuant to this agreement is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. During the second quarter of 2002, the investment fund converted a principal amount of approximately $60,000 plus accrued interest into 4,462,425 shares of the Company’s common stock at $0.014 per share. Upon the effectiveness of the registration statement, the investment fund is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

In conjunction with this transaction, the Company issued a Class A warrant to purchase up to 1,700,000 shares of its Common Stock. The Class A warrant is exercisable for a period of seven years after issuance at a price per share equal to the Conversion Price. The investment fund has sole discretion with respect to when and if it chooses to exercise any or all of the Class A warrant prior to its expiration. The warrant was valued on the date of issue at $0.21 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.7%, the contractual life of 7 years, and volatility of 80%. As additional fees for this transaction, the Company also issued a warrant to purchase 85,000 shares of its common stock. The warrant to purchase the 85,000 shares has the same terms and the same fair market value as the Class A warrant.

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
June 30, 2002 and 2001
(unaudited)

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the debenture, which is being amortized as interest expense over the 24 month term of the debenture. The combined fair values of the Class A and Class B warrants treated as a discount to the debenture exceeded the $425,000 amount of the debenture. Accordingly, the aggregate amount of the warrant liability and the offsetting debenture discount recorded attributable to the Class A and Class B warrants was limited to $425,000 at the time of issuance. The warrant liability will be reclassified to equity at the time the Company has registered sufficient shares to allow for the exercise of the warrants. Until that time, it will be marked to market through earnings. Accordingly, the Company recognized $2,134,000 of non-cash interest expense attributable to the remeasurement or "adjustment to market" of the warrant liability in the second quarter of 2002. The Company also recognized approximately $77,000 in non-cash interest expense related to the amortization of the debenture discount during the first half of 2002.

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

The net proceeds from the issuance of the initial $425,000 convertible debenture plus the proceeds of the convertible notes and debentures, less fees, associated with the new financing described below total $2,726,000 for the first six months of 2002.

New Financing from Cataldo Investment Group (“CIG”)
On April 17, 2002, the Company announced that it would begin winding down its operations as it did not have sufficient working capital or the necessary funds to continue with its business plan or operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. On May 9, 2002, the Company entered into a letter agreement with CIG pursuant to which CIG agreed to commit an aggregate of approximately of $1,500,000 to the Company within the following 90 days ninety days. CIG is comprised of outside investors to which Mr. Anthony Cataldo, the Company’s newly appointed Executive Chairman, has neither affiliation nor participation in this investment. It was further agreed that CIG would raise an aggregate of at least $5,000,000 prior to May 10, 2003 on terms to be mutually agreed upon. As a result of the CIG investment commitment, the Company announced on May 13, 2002 that it would not complete the wind down of its business as previously announced. Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time. The Company has called back many of its furloughed employees and has restarted its business. The Company can give no assurance that its revenues and customer base will not be negatively impacted by the announcement and commencement of the wind down of its business.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

As of June 30, 2002, the Company has received approximately $2,800,000 in new financing pursuant to the CIG agreement, exceeding the initial commitment. In May, the Company issued a series of convertible promissory notes for an aggregate of $2,225,000. These notes bear interest at 8% per annum and are due on May 24, 2004. The notes are convertible into shares of the Company’s common stock at the lower of $0.10 or 70% of the average of the three lowest trades during the 30-day period preceding conversion and are convertible at any time prior to maturity. In June 2002, two of the holders of these notes converted an aggregate principal amount of $140,000 plus accrued interest into approximately 8,649,000 shares of common stock at $0.0163 per share.

In May 2002, the Company received an additional $100,000 through the issuance of a second 12% convertible debenture to the investment fund described in Note 5 above, reducing the future commitment under that agreement to $325,000. In June 2002, the Company also issued a $100,000, one-year 8% convertible debenture. This debenture was convertible into shares of the Company’s common stock at a 30% discount to market price, with a minimum conversion price of $0.10 per share. The entire principal amount of this debenture was converted at $0.10 per share into 1,000,000 shares of common stock during June 2002. The short-term $150,000 10% convertible promissory note and the proceeds from the exercise of the re-priced warrants described in Note 5 above also constitute a portion of the new financing, as does the $200,000 in proceeds from the exercise of 13,333,333 warrants described below. The funds made available from the convertible notes and debentures and warrant exercises have been used to fund the restart of the Company’s operations, including operations at both manufacturing sites.

The Company determined that each of the convertible notes and debentures it issued during the second quarter of 2002 as a part of the CIG financing was issued with a beneficial conversion feature. The beneficial conversion feature was recognized by allocating an amount equal to the intrinsic value of that feature to additional paid-in capital, subject to a limitation of the face amount of the respective note or debenture. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note or debenture and the fair value of the Company’s common stock into which the note or debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. In most instances, the beneficial conversion feature was limited by the face amount of the debenture. The Company has treated the beneficial conversion feature as a discount to the face amount of the note or debenture and amortized it over the respective term of the note or debenture. The Company has recorded approximately $229,000 of such amortization as non-cash interest expense through June 30, 2002. Upon conversion of all or a portion of a note or debenture, the proportionate share of unamortized discount (beneficial conversion feature) is charged to additional paid-in capital.

The Company has incurred approximately $438,000 in fees and expenses in conjunction with the issuance of its convertible notes and debentures. The Company accounts for these expenditures as deferred offering costs and amortizes them to non-cash interest expense over the term of the related note or debenture. Upon conversion of all or a portion of the note or debenture, the Company reclassifies the proportionate share of the unamortized balance of deferred offering costs to additional paid-in capital. The Company has recognized approximately $32,000 of interest expense attributable to the amortization of deferred offering costs through June 30, 2002.

The Company also expects to issue up to 19,000,000 shares of its Common Stock upon the exercise of various fully-vested short-term warrants and options under agreements with consultants to perform legal and other consulting services associated with the restart of its operations. The warrant shares will be issued at $0.015 per share and the option shares at $0.03 per share. Through June 30, 2002, the

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

consultants have exercised warrants to purchase a total of 13,333,333 shares of the Company’s common stock, generating $200,000 in proceeds to the Company. None of the option shares have been exercised at June 30, 2002. The Company registered the warrant and option shares for resale by the consultants early in the third quarter of 2002. The aggregate of 18,500,000 warrants were valued on the date of issue at $0.0155 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 5.2%, the contractual life of 4 months, and volatility of 80%. The Company recognized approximately $287,000 in expense attributable to these warrants in the second quarter of 2002. The Company valued 500,000 options on the date of issue at $0.0253 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 5.16%, the contractual life of 10 years, and volatility of 80%. The Company recognized approximately $13,000 in expense attributable to these options during the second quarter of 2002.

In conjunction with the acceptance of the CIG financing proposal, the Company’s Board of Directors appointed Anthony J. Cataldo as Executive Chairman and further agreed to issue to Mr. Cataldo an aggregate of 7,966,666 stock options pursuant to an employment agreement negotiated between Mr. Cataldo and the independent members of the Board of Directors. Mr. Cataldo was appointed to the Board replacing David E. Collins, who resigned as Chairman of the Board and from the Board of Directors. Mr. Cataldo was granted fully-vested options to purchase 1,966,666 shares of the Company’s common stock at $0.015 per share and options to purchase 6,000,000 shares of the Company’s common stock at $0.03 per share, with the option to purchase 3,000,000 shares vested immediately and the option to purchase the remainder vested on the one-year anniversary of the option grant. As options granted to an employee, Mr. Cataldo’s options were accounted for under the provisions of APB 25. The Company recognized compensation expense of $29,500 based on the intrinsic value of the below-market grant of 1,966,666 shares and no expense based on the at-market grant of 6,000,000 shares.

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

(7)   Equity Line Financing

In August 2001, the Company and a private investment fund signed a Common Stock Purchase Agreement for the future issuance and purchase of the Company’s common stock. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. During the first half of 2002, the Company completed five draw downs under the facility, issuing 5,618,567 shares of its Common Stock at an average price of $0.177 per share and receiving cash proceeds totaling $939,000 after deducting fees and expenses in settling these draw downs. Also during the first half of 2002, the Company recognized as a cost of the financing $93,000 of the deferred offering cost attributable to a warrant to purchase 4,192,872 shares of its Common Stock issued to the investment fund in conjunction with the draw down facility. As described in Note (6) above, the deferred offering cost associated with this financing facility was reclassified to equity upon the repricing and exercise of the warrants.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

(8)   Gain on Extinguishment of Debt

In March 2002, the Company issued 1,341,493 shares of its Common Stock to 27 of its trade creditors, including one of the universities from which it licenses its patent rights. These creditors accepted the shares plus deferred cash payments of from 0% to 25% of the outstanding balance in satisfaction of $1,699,000 of indebtedness plus certain patent rights for 2002. On the date issued, the value of the Company’s Common Stock was $248,000; the aggregate deferred cash payment yet to be made to the trade creditors totals $132,000. The Company recognized an extraordinary gain of $1,319,000 during the first quarter of 2002 as a result of restructuring this indebtedness.

(9)   Subsequent Events

Through August 5, 2002, the Company has issued additional convertible notes in an aggregate principal amount of $750,000, pursuant to the CIG commitments. Of these notes, $650,000 bear interest at 8% and are convertible into shares of the Company’s common stock at the lesser of $0.10 or 70% of the average of the three lowest trades during the 30-day period preceding conversion and are convertible at any time prior to their two-year maturity. The Company also issued an additional $100,000 one-year 8% note convertible into shares of the Company’s common stock at a 20% discount to market price, with a minimum conversion price of $0.10 per share. The entire principal amount of this debenture was converted at $0.23 per share into approximately 432,000 shares of common stock during July 2002. Each of the notes issued during July was issued with a beneficial conversion feature, aggregating approximately $750,000, which has been accounted for as described in Note 6 above.

Through August 5, 2002, the Company has also completed two additional draw downs under its equity line of credit facility, issuing 1,550,076 shares of its Common Stock at an average price of $0.243 per share and receiving cash proceeds totaling $356,000 after deducting fees and expenses in settling these draw downs.

In July 2002, the Company and the private investment fund agreed to extend the maturity date of the 10% convertible promissory note described in Note 5 from July 14, 2002 to December 31, 2002. In return for the extension of the maturity date, the Company has agreed to amend the conversion price of the note from $0.05 per share to the lesser of (a) $0.05 per share or (b) 60% of the lowest 3 closing bid prices of the Company’s common stock during the 22 business days prior to the date the investor notifies the Company of its election to convert the note.

Pursuant to their agreements described in Note 6, consultants have exercised warrants and options to purchase an additional 4,500,000 shares of the Company’s common stock through August 2, 2002. The Company has received proceeds of $75,000 from the exercise of the warrants and options.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 5, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to August 5, 2002 that make it necessary to update forward-looking information contained in this Form 10-Q, the update forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 24 of this Form 10-Q.

Overview
During the first quarter of 2002, Calypte’s financial condition and cash availability deteriorated significantly, to the point that by early April 2002 the Company determined that it would need to curtail its operations and possibly consider filing for bankruptcy protection. The Company announced that the situation had reached a critical point in mid-April 2002, at which time management began the process of furloughing employees and winding down Calypte’s operations, with complete cessation of operations a likely possibility. In early May 2002, however, before the wind-down process was completed, Calypte received commitments for what it deemed to be sufficient additional financing to resume its operations and its Board of Directors appointed a new chairman. At this time, Calypte has recalled a large percentage of its employees and resumed operations at both of its manufacturing facilities and is reassessing its current and longer-term business plans and objectives. During the second quarter of 2002, Calypte incurred non-recurring costs associated with the re-start of operations and expects that similar costs will continue into the third quarter of 2002. Calypte continues to evaluate the impact of the announcement and commencement of the wind down of its business on its revenues and customer base and currently can give no assurance that either its revenues or customer base has not been negatively impacted. Although Calypte continues to reassess its business plan and capital requirements as a result of the wind down and subsequent re-start of its operations, it believes that its current cash position and the commitments for additional financing that have made possible the restarting of its operations will be adequate if received on a timely basis to sustain operations at current levels for at least the remainder of 2002. There can be no assurance that the additional capital that Calypte requires and for which it believes commitments exist will be available on acceptable terms, if at all. In the absence of such additional capital, Calypte does not have sufficient capital to sustain itself through the third quarter of 2002 and our business will be placed in significant financial jeopardy. Additionally, there can be no assurance that Calypte’s products will be successfully commercialized or that Calypte will achieve significant product revenues. In addition, there can be no assurance that Calypte will achieve or sustain profitability in the future.

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

Calypte believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Calypte recognizes revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. Should changes in terms cause Calypte to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Calypte maintains an allowance for doubtful accounts on a specific account identification basis for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Calypte’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Calypte adjusts the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, as the company has continued to incur negative gross profits, with high fixed manufacturing costs, Calypte also reviews its inventories for lower of cost or market valuation. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Calypte records a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Calypte has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Calypte were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following represents selected financial data:

	(in thousands)		(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Total revenue	$1,209	$1,612	$2,368	$3,014
Product costs	1,397	1,743	3,027	3,732

Gross Margin	(188)	(131)	(659)	(718)
Operating expenses
Research and development	180	354	421	851
Selling, general and administrative	2,087	2,138	3,302	4,094

Total operating expenses	2,267	2,492	3,723	4,945

Loss from operations	(2,455)	(2,623)	(4,382)	(5,663)
Interest income	1	1	2	7
Interest expense	(2,492)	(838)	(2,539)	(1,351)
Other income, net	14	501	22	524

Loss before income taxes and extraordinary items	$(4,932)	$(2,959)	$(6,897)	$(6,483)

Three Months Ended June 30, 2002 and 2001

Calypte’s operations during the second quarter of 2002 were significantly impacted by the almost complete wind down of its manufacturing and other functions at both of its locations resulting from an insufficient level cash to fund the operations, followed by the restart of operations based upon the commitment for additional operating capital. Calypte announced early in the second quarter of 2002 that it was contemplating the need to file for bankruptcy protection and, correspondingly, management, took steps to maximize the value of any potential bankruptcy estate, including conversion of the remainder of as much raw material and in-process inventory as possible to finished product available for shipment, while simultaneously preparing both facilities for what could have been a complete cessation of operations. By mid-quarter, when new financing made it possible to restart manufacturing operations, Calypte was faced with recalling as many furloughed employees as necessary, acquiring new quantities of materials and supplies with which to begin process and equipment testing prior to the actual commencement of production, and reestablishing customer and vendor relationships. Variations in the results of operations between the reported quarters must, consequently, be viewed in the context just described and are primarily attributable to the reduced level of functional activity during the second quarter of 2002.

Revenues for the second quarter of 2002 decreased by 25% or $403,000 from $1,612,000 for the second quarter of 2001 to $1,209,000 for the second quarter of 2002. Screening test sales to domestic insurance laboratories decreased by 34% on a comparable volume decrease. Calypte had no international sales of its screening test in the second quarter of either 2002 or 2001. Second quarter 2002 sales of supplemental tests and viral lysate decreased by 21% compared to second quarter 2001 levels. Sales of the urine Western Blot supplemental test decreased by 4%, and sales of the serum Western Blot decreased 29% compared to second quarter 2001 levels. The decrease in sales for all of these products reflects the absence of sales activity for approximately half of the second quarter of 2002. Second quarter 2002 sales following the restart were primarily the result of inventory that had reached partial completion prior to the wind down. Sales of new product lots both begun and completed following the restart will not occur until the third quarter of 2002. During the second quarter of 2002, prior to the wind down, Calypte made a significant sale of viral lysate, posting an increase of 150% in sales of that product compared with its sales in the second quarter of 2001. Calypte discontinued the sale of its research-use HTLV product at the end of calendar 2001; that product had accounted for approximately 10% of second quarter 2001 revenues.

Gross margin was -16% for the second quarter of 2002, compared with -8% for the second quarter of 2001. Although Calypte’s gross margin remained negative for the second quarter of 2002, product costs decreased by $346,000 compared to the second quarter of 2001, from $1,743,000 in 2001 to $1,397,000 in 2002. As noted earlier, Calypte experienced certain non-recurring costs associated with the restart of its manufacturing operations, but those costs were more than offset by the reduced level of employee and infrastructure costs incurred during the wind down and restart. Additionally, second quarter 2002 is the first quarter to be impacted by the reduction in occupancy costs resulting from the consolidation of space at the Rockville, Maryland manufacturing facility, which is expected to result in annualized cost savings of approximately $200,000.

Research and development expense decreased by $174,000, or 49%, from $354,000 in the second quarter of 2001 to $180,000 in the second quarter of 2002. Approximately half of the decrease is attributable to the restructuring of the license agreement between Calypte and one of its patent licensors in which the licensor agreed to accept Calypte common stock in partial satisfaction of 2002 royalties. Calypte’s expenditures for pure research, specimen acquisition and clinical trials decreased compared to the second quarter of 2001 in response to its cash flow situation, however the Company continued to pursue its rapid test initiative, although at reduced levels, through the second quarter of 2002.

Selling, general and administrative expenses decreased by $51,000 or 2%, from $2,138,000 in the second quarter of 2001 to $2,087,000 in the second quarter of 2002. Sales and marketing expenses decreased by 71%. Those activities were among the first to be wound down and the last to be restarted during the second quarter of 2002. General and administrative expenses increased by 48% compared to the second quarter of 2001. The increase was primarily attributable to expenses associated with the restart of operations and efforts to increase the visibility of the company within the investment community. Additionally, the Company recorded approximately $350,000 in non-cash expense associated with fully-vested warrants granted to consultants involved in the restart of the Company’s operations. That level of warrant expense is expected to be non-recurring, however the awareness efforts are expected to continue at a higher-than-historical level through at least the third quarter of 2002.

The Company’s loss from operations decreased 6% from a loss of $2,623,000 for the second quarter of 2001 to a loss of $2,455,000 for the second quarter of 2002.

Second quarter interest expense increased by $1,654,000, from $838,000 in 2001 to $2,492,000 in 2002, primarily as a result of non-cash interest charges including the $2,134,000 mark-to-market adjustment of the warrant liability associated with warrants for 13,700,000 shares of the Company’s common stock issued during the first quarter of 2002 and $338,000 attributable to the amortization of note and debenture discounts on debt instruments issued in the first and second quarters of 2002. The Company recognized a $500,000 gain on the sale of its 29% interest in the stock of Pepgen Corporation, a privately-held therapeutic company, in the second quarter of 2001.

Six Months Ended June 30, 2002 and 2001

The wind down and restart of Calypte’s operations during the second quarter of 2002 has had an impact on first half 2002 results similar to that of second quarter 2002 and variations in the results of operations between the first half of 2001 and 2002 must be viewed in that context. Additionally, prior to the wind down of operations in 2002, the Company was operating with very limited cash resources and had curtailed expenses compared to the prior year’s levels to the greatest extent possible consistent with maintaining operational viability.

Revenues for the first half of 2002 decreased $646,000 or 21%, from $3,014,000 in 2001 to $2,368,000 in 2002. Screening test revenues decreased by 7%, however domestic sales to insurance company reference labs and other direct customers increased by 7% due to an increase in the number of insurance companies using urine testing and, in some cases, the broadening of policy limits for which urine testing is accepted by the underwriters. International screening test sales accounted for approximately 6% of first half 2001 revenues, including a significant sale to Calypte’s previous distributor for sub-Saharan Africa, while international sales accounted for just 1% of first half 2002 revenues. Sales of supplemental HIV-1 tests and viral lysate in the first half of 2002 decreased by 30% compared to sales in the first half of 2001. Urine western blot sales increased 10%, which is reasonable in comparison to the increase in domestic urine screening test sales. Serum western blot sales decreased 14%, due primarily to the second quarter 2002 wind down. Viral lysate sales decreased by 44% in 2002, compared to 2001. During the first half of 2001, Calypte’s one primary customer for lysate had expressed its intention to stockpile sufficient quantities of antigen for use until it could qualify a self-manufactured product with the FDA. That customer subsequently discontinued those plans and continues to purchase from Calypte. Calypte discontinued sales of its research-use HTLV product at the end of calendar 2001. Sales of that product accounted for approximately 9% of first half 2001 revenue.

Gross margin decreased from a loss of 24% in the first half of 2001 to a loss of 28% for the first half of 2002. In spite of the deterioration in margin, product cost decreased by $705,000, or 19%, in the first half of 2002 compared to the first half of 2001. The reduction in personnel and infrastructure costs attributable to the 2002 wind down coupled with the impact of the space consolidation initiative at Calypte’s Rockville, Maryland facility in April 2002 plus the closure of the Company’s Berkeley, California facility in February 2001, following the FDA inspection and approval of its Alameda, California manufacturing plant, all contributed to the reduction in costs. Offsetting the impact of these reductions in product cost on gross margin is the effect of the reduction in sales of viral lysate, Calypte’s highest-margin product, during the first half of 2002.

Research and development costs decreased by 51%, from $851,000 for the first half of 2001 to $421,000 for the first half of 2002. Approximately one quarter of the decrease is attributable to the restructuring of the license agreement between Calypte and one of its patent licensors in which the licensor agreed to accept Calypte common stock in partial satisfaction of 2002 royalties. The remainder of the reduction is attributable primarily to reductions in the costs associated with consultants, clinical trials, and specimen acquisition. Although spending on research and development decreased between 2001 and 2002, and in spite of its cash constraints, Calypte continued to support its HIV rapid test initiative as its primary new product effort throughout 2002.

Selling, general and administrative expenses decreased $792,000 or 19%, from $4,094,000 for the first half of 2001 to $3,302,000 for the first half of 2002. Sales and marketing expenses decreased by approximately 59%, reflecting unfilled sales positions in 2002 and related decreases in sales-related travel expenses as well as significant reductions in the costs of outside consultants, primarily those in both general corporate awareness and community based organization marketing initiatives. General and administrative expenses increased by approximately 6% in the first half of 2002, primarily, as described earlier, attributable to expenses associated with the restart of operations and efforts to increase the visibility of the company within the investment community. As noted previously, Calypte recorded approximately $350,000 in non-cash expense associated with fully-vested warrants granted to consultants involved in the restart of the Company’s operations. Partially offsetting this non-recurring 2002 expense is the absence of the $156,000 provision for an uncollectible distributor receivable recorded in 2001.

The Company’s loss from operations decreased $1,281,000 or 23% from a loss of $5.7 million for the first half of 2001 to a loss of $4.4 million for the first half of 2002.

Interest expense increased by $1,188,000 from $1,351,000 for the first half of 2001 to $2,539,000 for the first half of 2002. $2.5 million of the 2002 expense and $1.3 million of the 2001 expense represents non-cash charges relating to the accounting for various components of the convertible debt, warrants, and equity line financing vehicles Calypte has employed in 2001 and 2002. In 2001, the Company sold its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000 and recognized a gain in that amount.

Liquidity and Capital Resources

Financing Activities

Prior to the second quarter of 2002, when Calypte issued convertible debt securities in various private placements to finance its operations, Calypte had generally financed its operations from its inception through private placements of preferred and common stock, its Initial Public Offering (IPO) of common stock and, to a much lesser extent, from payments related to research and development agreements, a bank loan facility, equipment lease financings and borrowings from short-term notes payable. During the first half of 2001, Calypte began drawing funds under an equity line of credit or equity draw down facility that was completed at the end of the second quarter. Calypte also issued short-term convertible debentures in the first quarter of 2001 that were repaid or converted during the second quarter of 2001. In the third quarter of 2001, Calypte received proceeds from the exercise of warrants that it had issued in conjunction with the equity line and debentures. In the fourth quarter of 2001 and during the first half of 2002, Calypte drew funds under a second equity line facility and in the fourth quarter of 2001 completed a small private placement. In the first quarter of 2002, Calypte issued a two-year debenture that remains outstanding. Calypte issued a series of one- and two-year convertible notes during the second quarter of 2002.

In January 1999, the Company completed a private placement of 3,102,500 shares of common stock to institutional investors at $1.00 per share. Calypte received net proceeds of approximately $3.1 million after deducting placement agent commissions and additional expenses associated with the private placement.

Also in January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement required the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, the Company’s assets secured its borrowings under the agreement. In January 2000, the loan was modified to extend the repayment term through August 2000. In May 2000, the loan was again modified to increase the then outstanding principal balance by $250,000. The $471,000 outstanding balance on this loan as of December 31, 2000 plus accrued interest was repaid in full in January 2001.

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

In January 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debentureholder in the principal amount of $550,000 each. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debentureholder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debentureholder increased to 15% of the average low bid price for the Company’s common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debentureholder for 200,000 shares of common stock at an exercise price of $1.50. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock. The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debentureholder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of the Company’s Common Stock, in accordance with the conversion provisions of the debenture. In August 2001, the Company modified the warrant that it had issued to the debentureholder pursuant to the terms of the warrant, reducing its exercise price to $0.15 per share, and the debentureholder exercised it for the entire 200,000 shares. The Company received $28,500 in net proceeds from the exercise of the warrants.

Also in January 2001, Calypte amended a common stock purchase agreement for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated as follows. The investor committed up to $25 million or up to 20% of Calypte’s outstanding shares to purchase Calypte’s common stock over a twelve-month period. Once during each draw down pricing period, Calypte could request a draw, subject to a formula based on its average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to Calypte and the number of shares Calypte issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and Calypte received the settled amount of the draw down. By June 30, 2001, Calypte had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions. This equity line transaction has been terminated. The terms of the convertible debentures discussed earlier required that

50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest. Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, Calypte issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share. During August 2001, Calypte modified the exercise price for 600,000 shares of the warrant to $0.20 per share, and the investor exercised it for the entire 600,000 shares. Calypte received $114,000 in net proceeds from the exercise of these warrants. Later in August 2001, Calypte modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share. The investor exercised the remaining balance of the warrant and Calypte received net proceeds of $57,000 after deducting expenses of the transaction.

In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, Calypte executed a promissory note in the amount of $400,000 to the parent company of its largest stockholder. The Note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The Note was renegotiated in December 2001 to include accrued interest through that date and now bears a face amount of $411,000. In February 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the $850,000 12% convertible debentures and warrants transaction it entered into in February 2002, at which time a $200,000 principal payment would be required. The Company made the payment required on February 28, 2002, but has made no payments subsequently. In March 2002, the Company further renegotiated the repayment terms of this note, suspending any required principal or interest payments until the Company’s registration statement for the 12% convertible debentures becomes effective, at which time the Company is required to resume making monthly payments of $35,000.

In August 2001, Calypte and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of Calypte’s common stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, Calypte, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of Calypte’s common stock. This facility operates similarly to the previous equity line facility employed earlier in 2001. The purchase price of the common stock purchased pursuant to any draw down under this facility is equal to 88% of the daily volume weighted average price of Calypte’s common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant to the investment fund to purchase up to 4,192,872 shares of common stock at an exercise price of $0.2743 per share. Through August 5, 2002, Calypte has issued an aggregate of 9,350,787 shares of its common stock at an average price of $0.193 per share under this facility and has received net proceeds of $1,701,000 after payment of fees and expenses attributable to the draw downs.

On February 11, 2002, Calypte signed a securities purchase agreement with a private investment fund pursuant to which the fund agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by the investment fund on February 11, 2002 and the Company received net proceeds of $368,000. The Company originally expected to issue the second debenture, also in the amount of $425,000, upon the effectiveness of a registration statement filed by the Company in March 2002. As described more fully below, in May 2002, the Company issued a second debenture in the amount of $100,000 pursuant to this agreement and still expects to issue another debenture in the amount of $325,000 upon effectiveness of the registration statement. In conjunction with the initial debenture issuance, Calypte issued mandatorily exercisable warrants to purchase shares of its common stock. The mandatory exercise feature will commence upon effectiveness of the registration statement for the shares underlying the warrants.

On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (“CIG”) whereby CIG agreed to provide approximately $1.5 million within 90 days and an aggregate of at least $5 million over the next twelve months to fund Calypte’s operations. As of August 5, 2002, Calypte has received approximately $3.7 million in financing pursuant to the CIG commitments. The components of the financing include the following:

  Calypte issued a $150,000 10% convertible promissory note to an investor who is a related party to the investor that provides the existing equity line of credit. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of Calypte’s next draw down under the equity line. In conjunction with the issuance of this note, Calypte repriced from $0.27 to $0.015 the 4.2 million share warrant issued pursuant to the equity line. The investor has exercised the warrant for the entire 4.2 million shares and Calypte received $63,000 in proceeds. In July 2002, Calypte and the investor agreed to extend the maturity date of the note from July 14, 2002 to December 31, 2002. In return for the extension of the maturity date, Calypte has agreed to amend the conversion price of the note from $0.05 per share to the lesser of (a) $0.05 per share or (b) 60% of the lowest 3 closing bid prices of Calypte’s common stock during the 22 business days prior to the date the investor notifies Calypte of its election to convert the note.

  Calypte issued a second $100,000 12% convertible debenture to the private investment fund to which it issued the initial $425,000 debenture. This debenture has the same terms as those of the initial debenture and reduces the remaining commitment under this agreement to $325,000.

  Calypte has issued a series of 8% convertible notes in the aggregate principal amount of $2.875 million. These notes have a 24 month term and are convertible into shares of the Company’s common stock at the lesser of $0.10 or 70% of the average of the three lowest trades during the 30-day period preceding conversion and are convertible at any time prior to maturity. Calypte has received approximately $2.4 million in proceeds after deducting fees and costs associated with these notes.

  Calypte has issued two 8% convertible debentures in the aggregate face amount of $200,000. One of these debentures was convertible into shares of the Company’s common stock at a 20% discount to market price, the other at a 30% discount, and each had a minimum conversion price of $0.10 per share. Both of these notes have been converted in shares of Calypte’s common stock. Calypte received cash of $180,000, net of fees, from the issuance of these two debentures.

  Calypte has issued warrants to purchase up to 18,500,000 shares of its common stock at $0.015 per share and options to purchase up to 500,000 shares of its common stock at $0.03 per share to various consultants associated with the restart of its operations. The consultants have exercised warrants and options aggregating 17,833,333 shares and Calypte has received proceeds of $275,000.

Although the funds Calypte has received through August 5, 2002 pursuant to the CIG letter agreement exceed the amount of the initial $1.5 million commitment, there can be no assurance that all of the financing committed pursuant to that agreement will be available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure the CIG financing, or additional financing that may be required, on a timely basis will place the Company in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a current or long-term basis.

Although Calypte continues to reassess its business plan and capital requirements as a result of the wind down and subsequent re-start of its operations, it believes that its current cash position and the commitments for additional financing that have made possible the restarting of its operations will be adequate if received on a timely basis to sustain operations at current levels for at least the remainder of 2002. In the event that Calypte does not receive the financing committed, or it is not made available on a timely basis, current cash resources are not sufficient to sustain Calypte’s operations at current levels through the third quarter of 2002. There can be no assurance that the additional capital that the Company requires and for which it believes commitments exist will be available on acceptable terms, if at all.

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

Operating Activities

In the six month periods ended June 30, 2002 and 2001, the Company used cash of $3.6 million and $2.4 million, respectively, in its operations. The cash used in operations was primarily for promoting and marketing the Company’s complete urine-based HIV-1 testing method, for manufacturing, and for research, selling, and general and administrative expenses of the Company, and, in 2002, for deferred offering costs.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”

SFAS No. 141 addresses the accounting for and reporting of business combinations and requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. Implementation of this Statement had no effect on our consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Company’s fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The adoption of SFAS No. 142 had no effect on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, “ Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 beginning with its fiscal year that starts January 1, 2003. The Company does not expect that adoption of SFAS 143 will have a material effect on its consolidated financial statements.

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

In May, 2002, the FASB approved for issuance SFAS NO. 145," "Rescission of FASB Statements No 4., 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB approved for issuance SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS addresses and accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue NO. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability is incurred, as defined by the Statement. Under EITF 94-3, an exit costs was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect that SFAS 146 will have a material effect on its consolidated financial statements.

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

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through third quarter of 2002, or to permit us to achieve the revenue and profitability guidance provided previously. Although, as of August 5, 2002, we have completed new financings in which we received an aggregate of approximately $3.7 ($2.8 million as of June 30, 2002) million and we have commitments for approximately $1.3 million in additional funding over the next 9 months from a private investment group, we do not know if we will succeed in raising funds through the investment commitment or have offerings of debt or equity. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we will need to raise additional funds, from equity or debt sources. We believe that we may need to arrange additional financing of approximately $5 million in the next twelve months because amounts available under our October 2001 equity line of credit with Townsbury Investments Limited and upon the conversion of the convertible debentures and warrants issued to Bristol may not be sufficient to meet our cash needs in the future. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels. As of June 30, 2002, our cash on-hand was $395,000. During the first half of 2002, our cash receipts exceeded our cash expenditures by only $108,000, in spite of net cash provided by financing activities of $3.9 million from January 1, 2002 through June 30, 2002. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business will be placed in significant financial jeopardy.

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

As of June 30, 2002, our accounts payable totaled $3.2 million, of which $3.0 million was over 60 days old. We have been engaged in negotiations with many of our creditors to restructure and reschedule our payments. On February 12, 2002, we closed a restructuring of approximately $1.7 million of our trade debt, including approximately $1.0 million of royalty obligations, pursuant to which 27 creditors agreed to discharge such debt and certain 2002 royalty obligations in exchange for a total of 1.3 million shares of our common stock. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products.

Under the Terms of Our Recent Financing With Bristol Investment Fund Ltd., a First Lein Has Been Given To Bristol On Substantially All of Our Assets

In the event of a default under the terms of the securities purchase agreement with Bristol, Bristol will have the right to foreclose on its Uniform Commercial Code security interest in all of our assets. If this were to happen, we may be required to file a petition under Chapter 11 of the Bankruptcy Code seeking protection.

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

At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Company’s common stock from 50 million to 200 million. In addition to the shares that are issuable to Townsbury pursuant to the equity line and to Bristol pursuant to the convertible debentures and warrants, as of June 30, 2002, we have issued $2.225 million of the year 8% convertible notes to overseas investors pursuant to a Regulation S offering. The 8% convertible notes are convertible into shares of our restricted common stock at a 30% discount to the market price of our common stock with a maximum conversion price of $.10. We have also issued up to 19 million shares pursuant to various consulting agreements associated with the restart of our operations. As of June 30, 2002, we had issued 12,108,583 shares from a 30,000,000 share-reserve pursuant to the equity line and warrants, including 115,000 shares for expenses. Although the registration statements for the Bristol convertible debentures and warrants and for the consulting agreements had not been declared effective at June 30, 2002, we had issued 4,462,425 and 13,333,333 shares of restricted stock, respectively, pursuant to those agreements. We plan to ask our stockholders to approve a further increase in the number of authorized shares of our common stock to 400 million at our 2002 Annual Meeting and we expect that it will be necessary to issue a significant number of these newly authorized shares in order to finance our operations over the next several quarters. The registration and issuance of these shares could have a significant adverse affect on the trading price of our common stock.

The Sale of Material Amounts of Our Common Stock to Finance the Continuing Operations of the Company and the Eligibility of Issued Shares for Resale May Substantially Dilute Our Common Stock and Place Significant Downward Pressure on its Trading Price.

Since inception, the Company has issued approximately 78 million shares and raised $86 million. The continuing need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including Private Investments in Public Equities, or “PIPE” transactions, equity lines of credit such as the line we have established with Townsbury, and convertible debentures and warrants such as those we have issued to Bristol. We expect that the additional financing arrangements we are currently considering will take similar forms to such prior financing arrangements. Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

       We have incurred losses in each year since our inception. Our net loss for the six months ended June 30, 2002 was $5.6 million and our accumulated deficit as of June 30, 2002 was $93.7 million. We expect operating losses to continue for the next several quarters as we continue and expand our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

Risks Related to Our Recent Financings — Our Equity Line of Credit with Townsbury and the
Convertible Debentures and Warrants Agreement with Bristol

If the Price or the Trading Volume of Our Common Stock Does Not Sustain Certain Levels, We Will be Unable to Raise All or Substantially All of the Expected Proceeds Under Our Recent Financings, Which May Force Us to Significantly Curtail the Scope of Our Operations and Alter Our Business Plan.

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

       As a result, if our stock price and trading volume fall below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down all $10 million pursuant to the Townsbury equity line facility. At current trading volume and pricing levels, we could draw the entire $10 million under the line, however should volume or price decrease, we might not be able to access the full amount of the line. For example, during the 60 calendar day period ended October 19, 2001, our weighted average stock price was $0.24 per share and our total trading volume was approximately 10.28 million shares. Based on those stock price and trading volume levels during such period, the maximum draw down amount available to us over the two-year term of the equity line facility would be approximately $4.4 million.

       Similarly, the amount of funds that we may receive upon exercise of the warrants issued to Bristol in conjunction with the convertible debentures is likewise limited by our trading volume. We issued two types of warrants to Bristol — Class A and Class B warrants. Bristol has sole discretion over the exercise of the Class A warrants. However, Bristol may be obligated to exercise the Class B warrants whenever it converts the debentures and it is obligated to convert the debentures each month at a rate that will result in the exercise of a number of warrants equal to at least 7.5% of the trading volume of our shares for the 60 days immediately preceding the conversion. The exercise price of the Class B warrants is in turn set at the lesser of 75% of the average of the three lowest trading prices for our common stock for the twenty trading days immediately preceding the conversion and exercise and $0.215 per share. Accordingly, if the trading volume of our shares does not reach certain levels and our stock price declines significantly, the number of warrant shares that Bristol may exercise upon conversion of the debentures and the price that Bristol pays for such shares may decrease and reduce the amount of funds that we may receive upon exercise of the Class B warrants.

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

A Delay in the Effectiveness of the Bristol Registration Statement Will Delay Our Access to the Additional Financing Committed Under the Agreement.

The SEC is currently reviewing our amendment of the registration statement and there can be no assurance when or if it will be declared effective. As a result, the timing of approximately $1.7 million of these expected proceeds is uncertain. There is no assurance that the SEC will approve the form of debt and warrants in the registration statement or that we will be able to access any additional funds related to this transaction. Any undue delay in receipt of these proceeds could place us in significant financial jeopardy, depending on the timing and success of the private investment group funding commitments.

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

       Similarly, the shares of our common stock issuable to the Bristol upon conversion of the debenture and upon exercise of the Class A warrant will be issued at a price equal to the lesser of 70% of the average of the 3 lowest trading prices of our common stock during the 20 trading days immediately preceding the conversion or $0.115 per share and the shares issuable pursuant to the exercise of the Class B warrants will be issued at an exercise price equal to the lesser of 75% of the average of the 3 lowest trading prices of our common stock during the same period or $0.215 per share. We are registering 14 million shares for resale upon debenture conversions.

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

  our short-term and long-term operating capital requirements;

  our actual and projected revenues and expenses;

  our assessment of general market and economic conditions;

  our assessment of risks and opportunities in our targeted markets;

  the availability and cost of alternative sources of financing; and

  the trading price of our common stock and our expectations with respect to its future trading price.

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

  Have net tangible assets equal at least $2.0 million;

  Have market capitalization is equal to $35.0 million in public float; or

  recognize net income of at least $500,000 in our most recent fiscal year or in two of our three previous fiscal years.

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

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

       Our common stock has traded as low as $0.012 per share and as high as $0.580 per share in the twelve months ended June 30, 2002. Some of the factors leading to the volatility include:

price and volume fluctuations in the stock market at large which do not relate to our operating performance;

fluctuations in our operating results;

concerns about our ability to finance our continuing operations;

financing arrangements, including the Recent Financings, and other financings, including but not limited to the investment commitment from the private investment group which may require the issuance of a significant number of shares in relation to the number of shares currently outstanding;

announcements of technological innovations or new products which we or our competitors make;

FDA and international regulatory actions;

availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;

developments with respect to patents or proprietary rights;

public concern as to the safety of products that we or others develop;

changes in health care policy in the United States or abroad;

changes in stock market analysts’ recommendations regarding Calypte, other medical products companies or the medical product industry generally; and

fluctuations in market demand for and supply of our products.

An Investor’s Ability to Trade Our Common Stock May Be Limited By Trading Volume.

       The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not continue on the Over the Counter Bulletin Board. The average daily trading volume in our common stock on the Over the Counter Bulletin Board from the start of trading on July 13, 2001 through June 30, 2002 was approximately 441,000 shares. Daily volume during that period ranged from 13,200 shares to 7,019,600 shares. The average daily trading volume in our common stock on the Nasdaq SmallCap Market was approximately 386,000 shares for the twelve months ended July 12, 2001. Our daily volume during that period ranged from 33,800 to 22,257,600 shares.

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

  introductions of alternative means for testing for HIV by competitors; and

  customer concerns about the stability of our business which could cause them to seek alternatives to our products.

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

our direct selling efforts will be effective;

we will obtain any expanded degree of market acceptance among physicians, patients or health care payors; or others in the medical or public health community which are essential for expanded market acceptance of the products;

our international distributors will successfully market our products; or

if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

       We have had FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since 1999. We have achieved significant market penetration within the domestic life insurance industry, however, we have not achieved significant marketing penetration in domestic public health agencies or internationally. Any disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to either cease operations or expend more resources on market penetration.

Our Distribution and Sales Network for U.S. Hospitals, Public Health and Reference Laboratory Markets Has Thus Far Failed to Yield Significant Sales and Revenues.

Domestic health agencies are a fragmented marketplace with many small outlets which makes achieving market acceptance difficult. In that we lack sufficient working capital, we have experienced difficulty in penetrating independent public health markets and agencies as sales to public agencies require direct selling efforts. As a result, we entered into distribution agreements with distributors of medical products to domestic healthcare markets, including the distribution agreement announced in September 1999 with Carter Wallace Inc. and the Sentinel HIV and STD Testing Service announced in May 2000. These agreements did not yield significant sales and revenues and we terminated the agreement with Carter-Wallace effective March 31, 2001. We have expanded our own direct sales force to penetrate the domestic healthcare markets and, in conjunction with other business partners, have re-launched Sentinel. If our efforts to market our products to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenue, we may have to cease operations.

We Depend Upon the Viability of Three Primary Products — Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our only products. In addition, we have from time to time been able to make significant sales of our HIV viral lysate or antigen stock (a protein or carbohydrate substance capable of stimulating an immune response) that we use in producing our Western Blot tests. Our HIV viral lysate is an inactivated and disrupted HIV virus preparation used in, and is a byproduct of, the manufacturing of our Western Blot supplemental test. Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

We May Experience a Decrease In The Sales Of Our HIV Viral Lysate Which Have Previously Accounted For a Material Amount Of Our Revenue.

Our HIV viral lysate which we sell is a raw material byproduct of the production of our urine based screening tests. There is a limited demand for our HIV viral lysate which we have in the past been able to sell to certain customers. The sale of our viral lysate accounted for approximately 20% of our revenue for the fiscal year ended December 31, 2001. This large percentage of revenues attributed to the sale of our HIV viral lysate may have resulted from our principal customer stockpiling larger than normal quantities of our viral lysate in light our tenuous financial condition in an effort to avoid a potential interruption of supply. Due to our principal customer stockpiling viral lysate, we may experience a decrease in the level of our sales of HIV viral lysate. However, as we view our HIV viral lysate as a raw material, the sale of the viral lysate is not considered to be a major component of our anticipated future revenue but rather a supplemental revenue source.

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

       We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University,

Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a licensing agreement with National Institutes of Health. In the event that our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized. As of June 30, 2002 we had accrued an aggregate of approximately $412,000 in past due royalty obligations to our patent licensors.

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

We Have Limited Experience in Manufacturing Our Products and Little Experience in Manufacturing Our Products In Commercial Quantities.

       We may encounter difficulties in scaling-up production of new products, including problems involving:

  lack of working capital necessary to gain and develop market acceptance;

  production yields;

  quality control and assurance;

  raw material supply; and

  shortages of qualified personnel.

       Any such difficulty would affect our ability to meet increases in demand should our products gain market acceptance and reduce growth in our sales revenues.

The Success of Our Plans to Enter International Markets May Be Limited or Disrupted Due to Risks Related to International Trade and Marketing and the Capabilities of Us and Our Distributors.

       We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers in the first half of 2002 accounted for 1% of our revenue. A majority of the companies we compete with in the sale of HIV screening test actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be EIA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the US market. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

•	the imposition of government controls (regulatory approval);

•	export license requirements;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•
difficulties in managing international operations (difficulty in establishing a relationship with a foreign distributor with the financial and logistical ability to maintain quality control of product);

•	fluctuations in foreign currency exchanges rates;

•	the financial stability of our distributors;

•	the ability of our distributors to successfully sell into their contractual market territory or to successfully cover their entire territory;

•	the possibility that a distributor may be unable to meet minimum contractual commitments; and

•	establishing market awareness.

Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to successfully market our products in foreign markets. Any such failure will delay or disrupt our plans to expand the Company’s business.

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

        Competition in our diagnostic market is intense and we expect it to increase. The marketplace where we sell our products is divided into two segments: (i) screenings, and (ii) confirmatory testing. Within the United States, our competitors for screening test include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples sold by Orasure Technologies, Inc. With the confirmatory segment of the market, we offer the only FDA approved urine-based test in conjunction with a blood-based test. Bio-RAD Laboratories, Inc. is the only other company that offers a confirmatory blood test. In addition to our urine and blood-based confirmation test. Orasure also offers a saliva based confirmatory test that competes with our test. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products’ market share.

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

       If we fail to comply with FDA regulations, or if the FDA believes that we are not in compliance with such regulations, the FDA can:

detain or seize our products;

issue a recall of our products;

prohibit marketing and sales of our products; and

assess civil and criminal penalties against us, our officers or our employees.

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

Our Research and Development of HIV Urine Tests Involves the Controlled Use of Hazardous Materials.

       There can be no assurance that the Company’s safety procedures for handling and disposing of hazardous materials such as azide (a chemical added to some of the liquid Calypte kit components to act as a preservative. If present in high concentrations, there is a possibility of an explosive reaction if not diluted with water) will comply with applicable regulations. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be held liable for damages from such an accident and that liability could have a material adverse effect on the Company.

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

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws could:

•	discourage potential acquisition proposals (i.e. shareholder rights plan also known as a “poison pill”);

•	delay or prevent a change in control of Calypte;

•	diminish stockholders’ opportunities to participate in tender offers for our common stock, including tender offers at prices above the then current market price;

•	inhibit increases in the market price of our common stock that could result from takeover attempts; or

•	the Board of Directors discretionary right to designate specific rights and preferences of preferred stock greater than those of our common stock.

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

Our Board of Directors has Certain Discretionary Rights With Respect to Our Preferred Shares That May Adversely Effect the Rights of our Common Stockholders

Our Board may without shareholder approval designate and issue our preferred stock in one or more series. Additionally, our Board may designate the rights and preferences of each series of preferred stock it designates which may be greater than the rights of our common stock. Potential effects on our common stock may include among other things:

•	Restricting dividends;

•	Dilution of voting power;

•	Impairment of liquidation rights; and

•	Delay or preventing a change in control of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changes in the price of our common stock, as it relates to the conversion price of the 12% convertible debentures and the exercise price of the related exercisable Class A and mandatorily exercisable Class B warrants issued to Bristol Investment Fund in February 2002 as disclosed in Note 6 to the condensed consolidated financial statements. We also face exposure to changes in the price of our common stock as it relates to the conversion price of the aggregate of $2,225,000 face value of 8% convertible notes issued during the second quarter of 2002, also disclosed in Note 6 to the condensed consolidated financial statements.

The 12% debentures issued to Bristol are convertible at a price (the Conversion Price) equal to the lesser of (i) the average of the lowest three trading prices during the 20 days immediately prior to the conversion date discounted by 30%, and (ii) $0.115. The Class A warrant for up to 1,700,000 shares of common stock is exercisable at a price per share equal to the Conversion Price. The Class B warrant for up to 12,000,000 shares of common stock is exercisable at a price equal to the lesser of (i) the average of the lowest three trading prices during the 20 days immediately prior to the exercise price discounted by 25%; and $0.215 per share.

In addition, until such time that a registration statement covering the shares related to the Class A and Class B warrants described above is declared effective, the fair value of these warrants will be marked to market through earnings.

The 8% notes issued in May 2002 and thereafter are convertible into shares of the Company’s common stock at the lower of $0.10 or 70% of the average of the three lowest trades during the 30-day period preceding conversion.

There have been no other material changes in the Company’s market risk exposure since December 31, 2001.

PART II. OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

During the three years ended June 30, 2002, the Company completed three private placements of shares of its Common Stock, issued $1.1 million face value of convertible debentures in one transaction, $525,000 face value of 12% convertible debentures in a second transaction, issued $2.225 million face value of 8% convertible notes in a third transaction, issued a $0.150 million convertible promissory note in a fourth transaction, issued a $0.1 million face value 8% convertible debenture in a fifth transaction, and entered in to two stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. See “Financing Activities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 as amended (“Securities Act”). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and, with the exception of shares in the most recent private placement in November 2001, were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on January 25, 2001 and subsequently amended on February 9, 2001 and March 5, 2001 for the first equity line of credit. Shares sold pursuant to the second equity line were registered for resale by the investor on a Form S-2 filed on October 26, 2001. Shares issued in the November 2001 private placement were also sold to accredited investors but the transfer of the securities did not include registration rights; pursuant to Rule 144 of the Securities Act the transfer of these securities will be restricted for twelve months from the date of purchase. The debentureholder in the $1.1 million transaction was also an accredited investor as defined by Rule 501 of the Securities Act and the Company registered for resale shares that were converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001. The proceeds from each private placement, from each of the debentures, and from the equity lines of credit have been used to finance operations.

In February 2002, the Company entered into an agreement to issue up to $850,000 face value of 12% secured convertible debentures. The Company issued one debenture in the face amount of $425,000 concurrent with signing the agreement and a second debenture in the face amount of $100,000 in May 2002. The Company also issued warrants to purchase up to 13,785,000 shares of its common stock in conjunction with the convertible debenture agreement. During the second quarter of 2002, the investor converted principal of approximately $60,000 plus accrued interest attributable to the February debenture into 4,462.425 shares of restricted common stock. No warrants have been exercised as of June 30, 2002. The Company filed a registration statement on Form S-2 for resale of the shares by the investor pursuant to conversion of the debentures or exercise of the warrants on March 20, 2002. At July 31, 2002, the registration statement is not yet effective. The proceeds from the debentures were used to finance operations.

During May 2002, in conjunction with the restart of its operations, the Company issued $2.225 million face value of 8% convertible notes, a $0.150 million face value convertible promissory note and a $0.1 million face value 8% convertible debenture to several accredited offshore investors pursuant to subscription agreements under Regulation S. The agreements provide cost-free registration rights to the holders of the notes and debentures for the registration of the underlying conversion shares of the Company’s common stock. The Company has not yet filed a registration statement applicable to these transactions. The proceeds from the notes and debentures were used to finance operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the second quarter of 2002.

Item 5.    Other Information – Subsequent Events

Through August 2, 2002, the Company has issued additional convertible notes in an aggregate principal amount of $750,000. Of these notes, $650,000 bear interest at 8% and are convertible into shares of the Company’s common stock at the lesser of $0.10 or 70% of the average of the three lowest trades during the 30-day period preceding conversion and are convertible at any time prior to their two-year maturity. The Company also issued an additional $100,000 one-year 8% note convertible into shares of the Company’s common stock at a 20% discount to market price, with a minimum conversion price of $0.10 per share. The entire principal amount of this debenture was converted at $0.23 per share into approximately 432,000 shares of common stock during July 2002. Each of the notes issued during July was issued with a beneficial conversion feature, which has been accounted for as described above.

Through August 2, 2002, the Company has also completed two additional draw downs under its equity line of credit facility, issuing 1,550,076 shares of its Common Stock at an average price of $0.243. per share and receiving cash proceeds totaling $356,000 after deducting fees and expenses in settling these draw downs.

In July 2002, the Company and the private investment fund agreed to extend the maturity date of the 10% convertible promissory note described in Note 5 from July 14, 2002 to December 31, 2002. In return for the extension of the maturity date, the Company has agreed to amend the conversion price of the note from $0.05 per share to the lesser of (a) $0.05 per share or (b) 60% of the lowest 3 closing bid prices of the Company’s common stock during the 22 business days prior to the date the investor notifies the Company of its election to convert the note.

Pursuant to their agreements described in Note 6, consultants have exercised warrants and options to purchase an additional 4,500,000 shares of the Company’s common stock through August 2, 2002. The Company has received proceeds of $75,000 from the exercise of the warrants and options.

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 10.112 Form of Subscription Agreement and 8% Convertible Note issued June 17, 2002 by Registrant

Exhibit 10.113 Employment Agreement between the Registrant and Anthony J. Cataldo dated May 10, 2002.

Exhibit 10.114 Amendment to Non-Exclusive Patent and License Agreement between Registrant and Public Health Service, dated April 5, 2002.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 by Anthony J. Cataldo, Executive Chairman

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350 by Nancy E. Katz, President and Chief Executive Officer

Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350 by Richard D. Brounstein, Executive Vice President and Chief Financial Officer

b.	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: August 14, 2002	By: /s/ Richard. D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)