Form 10-Q
period 2002-09-30
CALYPTE BIOMEDICAL CORP
filed 2002-11-15
CIK 899426

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

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

          The registrant had 113,825,876 shares of common stock outstanding as of November 8, 2002.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$19	$287
Accounts receivable, net of allowance of $35 at September 30, 2002 and $191at December 31, 2001	143	325
Inventories	661	1,129
Prepaid expenses	155	304
Deferred offering costs, net of accumulated amortization of $105 at
September 30, 2002 and $40 at December 31, 2001	730	901
Other current assets	16	1

Total current assets	1,724	2,947
Property and equipment, net of accumulated depreciation of $4,468 at September 30, 2002 and $4,089 at December 31, 2001	1,016	1,187
Other assets	103	128

	$2,843	$4,262

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,779	$4,120
Accrued expenses	870	2,118
Note payable – current portion	543	411
Capital lease obligations - current portion	9	87
Deferred revenue	500	500

Total current liabilities	4,701	7,236
Convertible notes and debentures, net of discount of $2,788 at September 30, 2002	1,213	—
Warrant liability	577	—
Deferred rent obligation	49	48
Capital lease obligations - long-term portion	15	22

Total liabilities	6,555	7,306

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,546	2,456

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 103,449,904 and 37,792,134 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	103	38
Additional paid-in capital	88,868	82,623
Deferred compensation	(1)	(8)
Accumulated deficit	(95,228)	(88,153)

Total stockholders’ equity	(6,258)	(5,500)

	$2,843	$4,262

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Product sales	$493	$1,465	$2,861	$4,478

Operating expenses:
Product costs	1,542	1,486	4,569	5,218
Research and development costs	219	351	640	1,201
Selling, general and administrative costs, including $79 and $616 of non-cash expense related to warrant, stock option and stock bonus grants for the three and nine months of 2002, respectively	1,565	1,249	4,867	5,343

Total expenses	3,326	3,086	10,076	11,762

Loss from operations	(2,833)	(1,621)	(7,215)	(7,284)
Interest income	1	1	3	8
Interest expense	(150)	(6)	(216)	(39)
Non-cash interest expense	1,475	—	(997)	(1,318)
Other income, net	12	—	33	524

Loss before income taxes and extraordinary items	(1,495)	(1,626)	(8,392)	(8,109)
Income taxes	—	—	(2)	(2)

Net loss before extraordinary items	(1,495)	(1,626)	(8,394)	(8,111)
Extraordinary gain:
On extinguishment of debt, net of income taxes	—	—	1,319	—
On repurchase of beneficial conversion feature, net of income taxes	—	—	—	145

Net loss	(1,495)	(1,626)	(7,075)	(7,966)
Less dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	(90)	(90)

Net loss attributable to common stockholders	$(1,525)	$(1,656)	$(7,165)	$(8,056)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.02)	$(0.05)	$(0.11)	$(0.27)

Weighted average shares used to compute net loss per share attributable to common stockholders (basic and diluted)	89,286	33,153	62,951	29,373

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(7,075)	$(7,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379	382
Amortization of deferred compensation	45	2
Amortization of debenture discount and charge for beneficial conversion feature	739	646
Extraordinary gain on extinguishments of debt	(1,319)	—
Warrant liability adjustment	152	—
Amortization of deferred offering costs	105	672
Expense related to stock options and common stock bonuses granted	565	164
Provision for doubtful accounts receivable	—	156
Extraordinary gain on repurchase of beneficial conversion feature	—	(145)
Gain on sale of Pepgen stock	—	(500)
Loss (gain) on sale of equipment	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	182	(249)
Inventories	468	(219)
Prepaid expenses and other current assets	134	315
Deferred offering costs and other assets	25	58
Accounts payable, accrued expenses and deferred revenue	(1,018)	3,063
Deferred rent obligation	1	8

Net cash used in operating activities	(6,617)	(3,636)

Cash flows from investing activities:
Purchase of equipment	(208)	(61)
Proceeds from sales of equipment	—	23
Proceeds from sale of Pepgen stock	—	500

Net cash provided by (used in) investing activities	(208)	462

Cash flows from financing activities:
Proceeds from sale of stock	3,216	2,569
Expenses related to sale of stock	(326)	(408)
Proceeds from issuance of notes and debentures, net of transaction costs	3,720	1,325
Repayment of debentures	—	(932)
Principal payments on notes payable	(18)	(471)
Refund of cash pledged to bank pursuant to loan agreement	—	480
Principal payments on capital lease obligations	(35)	(64)

Net cash provided by financing activities	6,557	2,499

Net increase (decrease) in cash and cash equivalents	(268)	(675)
Cash and cash equivalents at beginning of period	287	723

Cash and cash equivalents at end of period	$19	$48

Supplemental disclosure of cash flow activities:
Cash paid for interest	$72	$31
Cash paid for income taxes	2	2
Supplemental disclosure of non-cash activities:
Acquisition of equipment through capital lease obligations	—	35
Dividends accrued on mandatorily redeemable Series A preferred stock	90	90
Deferred compensation attributable to stock option grants	—	(112)
Conversion of notes, debentures and accrued interest to common stock	458	175
Common stock grants to employees, consultants and vendors	298	308
Original issue discount and expenses withheld from debenture proceeds	—	175
Fair market value of warrants issued in conjunction with debenture	577	—
Beneficial conversion feature, net of write off upon conversion	3,152	—

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.  Interim results are not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s audited consolidated financial statements for each of the years in the three year period ended December 31, 2001 included in its Form 10-K/A (No. 1) filed with the SEC on August 5, 2002.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC.  The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

During the first three quarters of 2002, Calypte has incurred a net loss of $7.1 million and our accumulated deficit at September 30, 2002 was $95.2 million.  For us to successfully implement our business plan, we must overcome certain impediments.  Specifically, in April of 2002, we announced the winding down of our business operations because we lacked sufficient capital to continue to successfully implement our business model.  Subsequently, in May of 2002, we announced an arrangement for new funding, which allowed for Calypte to resume and recommence regular business operations.  Based upon our tenuous financial condition, our independent auditors have issued an opinion that raises substantial doubt about our ability to continue our business operations as a going concern.  We continue to reassess our business plan and capital requirements as a result of the wind-down and subsequent restart of our operations.  We do not believe that our currently available financing will be adequate to sustain operations at current levels through the remainder of 2002 unless new financing is arranged.  Although, as of September 30, 2002, we have completed new financings in which we have received an aggregate of approximately $6.2 million, exceeding the initial $5 million new funding commitment more fully discussed in Note 6, we do not know if we will succeed in raising additional funds through further offerings of debt or equity.  We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange additional financing of at least $5 million in the next twelve months.  There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all.  The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all.  If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

(2)     Significant Accounting Policies

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented.  The computation of diluted loss per common share is similar to the computation of basic loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method.  The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented.  Options and warrants for 34,315,395 and 8,798,559 shares at September 30, 2002 and 2001, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was antidilutive.

(3)     Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes.  Actual results could differ materially from those estimates.

(4)     Inventories

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method.  Inventory as of September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	2002	2001

Raw Materials	$248	$243
Work-in-Process	355	544
Finished Goods	58	342

Total Inventory	$661	$1,129

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

(5)     Current Notes Payable

At December 31, 2001, the Company had executed a promissory note in the amount of $411,000 to the parent company of its then-largest stockholder.  The note required interest at 8.5% per annum and principal payments were due beginning in February 2002.  In February 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the $850,000 of convertible debentures and warrants discussed in Note 6, at which time a $200,000 principal payment would be required.  The Company made the payment required on February 28, 2002, but has made no payments subsequently.  In March 2002, the Company further renegotiated the repayment terms of this note, suspending any required principal or interest payments until the Company’s registration statement for the 12% convertible debentures described in Note 6 becomes effective, at which time the Company is required to make a $200,000 payment and then to resume making monthly payments of $35,000 until the principal and accrued interest are repaid in full.  The Company renegotiated the terms of the note due to a lack of available funds and to avoid a default.

As a component of the new financing described more fully in Note 6, on May 14, 2002, the Company issued, pursuant to Regulation S, a $150,000 10% convertible promissory note to BNC Bach, International Ltd. (“BNC Bach”), a private investment fund that is a related party to Townsbury Investments Ltd. (“Townsbury”), the investor in a prior investment that provides an existing equity line of credit.  The closing price for Calypte Common Stock on May 14, 2002 was $0.14.  This note is convertible into shares of the Company’s common stock at $0.05 per share and was due on the earlier of July 14, 2002 or the settlement date of Calypte’s next drawdown under the equity line.  In conjunction with the issuance of the note to BNC Bach, Calypte repriced from $0.27 to $0.015 the 4.2 million-share warrant issued to Townsbury pursuant to the equity line, as permitted by the warrant’s originally negotiated terms. Townsbury exercised the warrant for the entire 4.2 million shares and Calypte received $63,000 in proceeds.

In light of the Company’s precarious financial condition and its being in danger of ceasing operations, the exercise price was modified to serve as an inducement for the investor to exercise the warrant.  The Company viewed the modification of the exercise price as fair and reasonable under the circumstances.  Townsbury was and is viewed as an unaffiliated party of the Company. The fair value of the warrant had originally been treated as a deferred offering cost associated with the equity line.  The fair value of the repriced warrant was less than that of the original warrant and therefore no accounting adjustment attributable to the repricing was required.  Upon the exercise of the warrant, the Company reclassified the $807,000 unamortized balance of the deferred offering cost to additional paid-in capital.

On July 14, 2002, Calypte and BNC Bach agreed to extend the maturity date of the note from July 14, 2002 to December 31, 2002.  The market price for Calypte common stock was $0.36 on July 14, 2002.  In return for the extension of the maturity date, Calypte agreed to amend the conversion price of the note from $0.05 per share to the lesser of (a) $0.05 per share or (b) 60% of the lowest three closing bid prices of Calypte’s common stock during the 22 business days prior to the date BNC Bach notifies Calypte of its election to convert the note.  No accounting adjustments were required as a result of the extension of the note’s maturity or the amendment of the conversion price.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

(6)     Notes and Debentures Payable

$850,000 12% Convertible Debentures
On February 11, 2002, the Company signed a securities purchase agreement with a private investment fund, Bristol Investment Fund, Ltd. (“Bristol”) pursuant to which Bristol agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by Bristol, under an exemption provided by Regulation S, on February 11, 2002 and the Company received net proceeds of $368,000.  The closing price for Calypte stock on February 11, 2002 was $0.25.  On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to Bristol, also under an exemption provided by Regulation S, and received net proceeds of $90,000. This debenture has the same terms as those of the initial debenture and reduces the remaining commitment under the agreement to $325,000.  The closing price for Calypte stock on May 10, 2002 was $0.03. The outstanding debentures bears interest at the annual rate of 12%, payable quarterly in common stock or cash at Bristol’s option.  Under the terms of the debentures, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock.  The Conversion Price for any debenture issued pursuant to this agreement is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115.  During May 2002, Bristol converted a principal amount of approximately $60,000 plus accrued interest into 4,462,425 shares of the Company’s common stock at $0.014 per share.

Under the Security Purchase Agreement, Bristol would be obligated to purchase the remaining debenture no later than ten (10) business days after the effective date of a registration statement for the shares of common stock underlying the debenture, provided that there are no material adverse effects on the business operations, assets, financial conditions or prospects of the Company or its subsidiaries, if any, as of the date of the effectiveness of the registration statement and so long as the shares underlying the debenture (in the amount of $325,000) are included in the registration statement.  However, since the Company is not including the shares underlying the remaining $325,000 of the debenture commitment in its current registration statement, Bristol is not obligated to purchase the $325,000 of the remaining debenture until such time as the underlying shares are registered. Upon the effectiveness of the registration statement, Bristol is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

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

The Company also issued Bristol a Class B warrant to purchase an additional 12,000,000 shares of its Common Stock.  Upon the effectiveness of the related registration statement, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to Bristol, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because Bristol is required to convert the debentures for a minimum number of shares equal to 5% of the

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

Company’s aggregate trading volume for the preceding 60 trading days, this means that Bristol must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Company’s consent. However, since the Company is not including the shares underlying the 12,000,000 share Class B warrant in its current registration statement, Bristol is not obligated to begin exercising the warrant until such time as the underlying shares are registered. The term of the Class B warrant is 12 months from the effective date of the related registration statement.  The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share.  The warrant was valued on the date of issue at $0.14 per share using the Black-Scholes option-pricing model with the following assumptions:  expected dividend yield of 0.0%; risk free interest rate of 2.2%, the contractual life of 1 year, and volatility of 80%.

The Company did not receive any additional consideration over and above the negotiated price for the debentures in connection with the issuance of the Class A and B warrants.  The Class A and B warrants were contemplated and considered a part of the negotiated transaction for the debentures issued to Bristol.  The Class A and Class B warrants are intended to act as consideration for the investment by Bristol and will also provide the Company with immediate cash upon their exercise.  The Class B warrants are intended to provide the Company with cash over a one year period following the effective date of the registration statement for the shares underlying the debentures and warrants.  Management believes that the terms of the financing were on the best possible terms available as a result of the Company’s tenuous financial condition at the time of the arrangement.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the first $425,000 debenture, which is being amortized as interest expense over the 24 month term of the debenture.  The combined fair values of the Class A and Class B warrants treated as a discount to the debenture exceeded the $425,000 amount of the debenture.  Accordingly, the aggregate amount of the warrant liability and the offsetting debenture discount recorded attributable to the Class A and Class B warrants was limited to $425,000 at the time of issuance.  The warrant liability will be reclassified to equity at the time the Company has registered sufficient shares to allow for the exercise of the warrants.  Until that time, it will be marked to market through earnings.  Accordingly, during the third quarter of 2002, the Company recorded a reduction of previously recognized non-cash interest expense of  $1,982,000 attributable to the re-measurement or “adjustment to market” of the warrant liability.  Year-to-date non-cash interest expense attributable to the re-measurement of the warrant liability is $152,000.  The Company also recognized approximately $123,000 in non-cash interest expense related to the amortization of the debenture discount during the first three quarters of 2002.

The Company determined that both of the debentures were issued with a beneficial conversion feature.  The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company’s common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible.  Because the Company also issued warrants in conjunction with the first, $425,000, debenture, as described above, the value of the beneficial conversion feature was not accorded treatment as a discount to the debenture, since the valuation of the accompanying warrants had reduced the carrying value of the debenture to zero at the time of issuance.  The beneficial conversion feature attributable to the second $100,000 debenture was limited to $100,000 by the face amount of the debenture and recorded as a

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

discount to the debenture to be amortized to interest expense over the life of the debenture.  The Company has recognized approximately $19,000 in non-cash interest expense attributable to the amortization of this discount through September 30, 2002.

New Financing from Cataldo Investment Group (“CIG”)
On April 17, 2002, the Company announced that it would begin winding down its operations as it did not have sufficient working capital or the necessary funds to continue with its business plan or operations.  The Company also announced that it might file for bankruptcy protection.  At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations.  On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (CIG) pursuant to which CIG agreed to provide approximately $1.5 million to the Company within the following 90 days.  It was further agreed that CIG would raise an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations.  As a result of the CIG investment commitment, the Company announced on May 13, 2002 that it would not complete the wind down of its business as previously announced.  Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time.  The Company recalled many of its furloughed employees and has restarted its business.  The Company can give no assurance that its revenues and customer base will not be negatively impacted over the long term by the announcement and commencement of the wind down of its business.

CIG is essentially a de facto entity comprised of a number of unaffiliated investors assembled by Mr. Anthony Cataldo, the Company’s executive chairman, to facilitate investments in the Company.  Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG.  As a condition precedent to the initial investment, it was requested that Mr. Cataldo be appointed Executive Chairman in connection with the restart of the Company’s operation.  Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors.  During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period.  The Company initially came into contact with individual investors that comprise CIG via certain existing security holders of the Company who were concerned about the Company winding down its business affairs and their investment (holdings) in the Company.  Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the acronym CIG.  The individual investors that comprise the de facto entity referred as to CIG are not affiliated and Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual investors that comprise CIG.  To the best of the Company’s knowledge, the individual investors of CIG are not affiliated with each other.  Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing.  He continues to actively pursue raising the necessary capital to fund the Company’s on-going operations.  There are no defined terms with respect to investments that can be attributed to CIG and as such all financing arrangements must be negotiated on an individual basis.  To date, to the best of the Company’s knowledge, all investors that have been aggregated under the acronym CIG are offshore residents.  Additional new investors not a part of the original CIG investment in the Company may be referred to going forward under the acronym CIG.

There can be no assurance that the terms of such capital will be made available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all.  Any failure to secure additional financing on a timely basis will place the Company in significant financial jeopardy.

In conjunction with the acceptance of the CIG financing proposal, the Company’s Board of Directors appointed Anthony J. Cataldo as Executive Chairman and further agreed to issue to Mr. Cataldo an

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

aggregate of 7,966,666 stock options pursuant to an employment agreement negotiated between Mr. Cataldo and the independent members of the Board of Directors.  Mr. Cataldo was appointed to the Board replacing David E. Collins, who resigned as Chairman of the Board and from the Board of Directors.  On May 10, 2002, when the market price of our common stock was $0.03 per share, Mr. Cataldo was granted fully-vested options to purchase 1,966,666 shares of the Company’s common stock at $0.015 per share and options to purchase 6,000,000 shares of the Company’s common stock at $0.03 per share, with the option to purchase 3,000,000 shares vested immediately and the option to purchase the remainder vested on the one-year anniversary of the option grant.  The options have a five-year term.  As options granted to an employee, Mr. Cataldo’s options were accounted for under the provisions of APB 25 and FIN 44.  The Company recognized compensation expense of $29,500 based on the intrinsic value of the below-market grant of 1,966,666 shares and no expense based on the at-market grant of 6,000,000 shares.  See Note 9 for information regarding a subsequent modification of Mr. Cataldo’s option grant.

As of September 30, 2002, in addition to approximately $1.4 million received under our equity line with Townsbury, (see Note 7), Calypte has received approximately $4.9 million in financing, primarily pursuant to the CIG commitments.  The components of the financing include the following:

•

As discussed in Note 5, on May 14, 2002, Calypte issued a $150,000 10% convertible promissory note pursuant to Regulation S to BNC Bach International Ltd., an investor who is a related party to Townsbury Ltd., the investor that provides the Company’s existing equity line of credit. The closing price for Calypte Common Stock on May 14, 2002 was $0.14.  This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of Calypte’s next drawdown under the equity line.  In conjunction with the issuance of this note, Calypte repriced from $0.27 to $0.015 the 4.2 million-share warrant issued pursuant to the equity line.  Townsbury has exercised the warrant for the entire 4.2 million shares and Calypte received $63,000 in proceeds.

•

As discussed earlier in Note 6, on May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to the private investment fund Bristol Investment Fund Ltd. under an exemption provided by Regulation S.  This debenture has the same terms as those of the initial debenture and reduces the remaining commitment under the agreement to $325,000.  The closing price for Calypte stock on May 10, 2002 was $0.03.

•

Pursuant to Regulation S, Calypte has issued a series of 8% convertible notes in the aggregate principal amount of $3.125 million.  These notes have a 24 month term and are convertible into shares of the Company’s common stock at the lesser of $.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity.  Calypte has received approximately $2.6 million in proceeds after deducting fees and costs associated with these notes.  Under the terms of the subscription agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the notes and use its reasonable

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date.  In the event there is a registration default under the agreement, the Company shall pay, at the subscribers’ option, in cash or stock, as liquidated damages an amount equal to 2% of the note principal per month.

The following table sets forth the individual investors who have subscribed to the 8% convertible notes:

Investor	Amount	Transaction Date	Calypte Closing Price	Shares Issued/ Converted

8% Convertible Notes
Alpha Capital Aktiengesellshaft	$500,000	5/24/02	$0.12
Stonestreet Limited Partnership	$500,000	5/24/02	$0.12
Filter International Ltd.	$150,000	5/24/02	$0.12
Camden International Ltd.	$250,000	5/24/02	$0.12	4,324,490/ $70,000 converted
Camden International Ltd.	$100,000	5/24/02	$0.12
Domino International Ltd.	$150,000	5/24/02	$0.12	4,324,490/ $70,000 converted
Thunderbird Global Corporation	$75,000	5/24/02	$0.12
BNC Bach International Ltd.	$200,000	5/24/02	$0.12
Excalibur Limited Partnership	$200,000	5/24/02	$0.12
Standard Resources Ltd.	$100,000	5/24/02	$0.12
SDS Capital International Ltd.	$300,000	7/10/02	$0.34
Camden International Ltd.	$100,000	7/10/02	$0.34
Excalibur Limited Partnership	$250,000	7/24/02	$0.22
Stonestreet Limited Partnership	$250,000	8/21/02	$0.13

	$3,125,000

•	Calypte has issued two (2) 8% convertible debentures in the aggregate face amount of $200,000 pursuant to Regulation S. One of these debentures was

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

convertible into shares of the Company’s common stock at a 20% discount to the average closing price for the five trading days prior to conversion, the other at a 30% discount, and each had a conversion floor of $.10 per share.  Both of these debentures have been converted into shares of Calypte’s common stock.  Calypte received cash of $180,000, net of fees, from the issuance of these two debentures.  The Company has agreed to use its best efforts to register the shares of common stock and has provided cost free piggyback registration rights to the debenture holder.  There are no defined penalties and/or time requirements imposed on Calypte with respect to filing a registration statement and having the registration statement for the shares declared effective.

The following table lists the individual investors and transaction dates related to the issuance of the 8% convertible debentures:

8% Convertible Debentures	Amount	Transaction Date	Calypte Closing Price	Shares Issued(1)

Su So	$100,000	6/17/02	$0.14	1,100,000
Jason Arasheben	$100,000	7/03/02	$0.27	474,793

   (1) Includes fee shares

•

The Company determined that the above convertible notes and debentures issued since May 9, 2002 were issued with a beneficial conversion feature.  The beneficial conversion feature was recognized by allocating an amount equal to the intrinsic value of that feature to debenture discount to be amortized over the life of the note or debenture, subject to a limitation of the face amount of the respective note or debenture.  Upon earlier conversion, the proportionate share of unamortized discount is charged to additional paid–in capital. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note or debenture and the fair value of the Company’s common stock into which the note or debenture was convertible, multiplied by the number of common shares into which the debenture was convertible.  In the case of the 8% convertible notes, the beneficial conversion feature was generally limited by the face amount of the note.  The beneficial conversion feature for each of the 8% convertible debentures was less than the face amount of the debenture, however, both debentures were converted soon after issuance.  The Company has recorded approximately $465,000 of such amortization as non-cash interest expense through September 30, 2002.

•

Calypte has issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations.  The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share.  The option was granted at

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

$0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share.  All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8.  The aggregate of 18,500,000 warrants were valued on the date of issue at $0.0155 per share using the Black-Scholes option-pricing model with the following assumptions:  expected dividend yield of 0.0%; risk free interest rate of 5.2%, the contractual life of 4 months, and volatility of 80%.  Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized approximately $287,000 in expense attributable to these warrants in the second quarter of 2002.  The Company valued 500,000 options on the date of issue at $0.0253 per share using the Black-Scholes option-pricing model with the following assumptions:  expected dividend yield of 0.0%; risk free interest rate of 5.16%, the contractual life of 10 years, and volatility of 80%.  Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized approximately $13,000 in expense attributable to this option during the second quarter of 2002.

As of September 30, 2002, the consultants have exercised all of the warrants and options aggregating 19,000,000 shares and Calypte has received proceeds of $292,500.

•

On August 28, 2002, we completed a private placement of equity (PIPE) pursuant to Regulation S whereby we received a total of $400,000 ($360,000 net of accrued fees) from two investors, Careen Ltd. and Caledonia Corporate Group Limited.  Shares were subscribed to at $.05 per share.  At the time of closing, the trading price of our stock was $0.16.  Under the terms of the subscription agreement, Calypte agreed to file a registration statement for the shares of common stock and use its reasonable best commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date.  In the event we do not complete the registration within this time period, we must issue, as liquidated damages, 250,000 shares of our common stock for each ten days we are late.

•

On September 12, 2002, we issued a $550,000 12% convertible debenture to Mercator Group, LLP. The debenture is convertible into our common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.05.  This note is the first tranche of a $2.0 million commitment that will become available upon the filing and effectiveness of a registration statement.  Fees on the total commitment were deducted from this transaction so that we received $345,000 in cash at closing.  At the time of closing, the trading price of our stock was $0.10.  Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 135 days of the closing date.  In the event we do not complete the registration within this time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

thereof, and require immediate repayment in cash or shares of our common stock.  The Company determined that this convertible debenture was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company’s common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited to the face amount of the debenture. The Company has treated the beneficial conversion feature as a discount to the face amount of the debenture and amortized it over the term of the debenture.  The Company has recorded approximately $1,000 of such amortization as non-cash interest expense through September 30, 2002.  Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount is charged to additional paid-in capital

•	At this time, the Company is in the registration process for $525,000 of the Bristol debentures and has not begun the process for any CIG financings.
•

Between May 9 and September 30, 2002, we have sold approximately 10.5 million registered shares of our common stock under our equity line with Townsbury in six drawdowns and have received $1.4 million ($1.2 million net of fees and expenses).  See Note 7 below for a more complete description of our equity line financing facility.

(7)     Equity Line Financing

In August 2001, the Company and Townsbury, a private investment fund, signed a Common Stock Purchase Agreement for the future issuance and purchase of the Company’s common stock.  The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility.  During the first nine months of 2002, the Company completed eleven draw downs under the facility, issuing 16.1 million shares of its Common Stock at an average price of $0.146 per share and receiving cash proceeds totaling $2.2 million after deducting fees and expenses in settling these draw downs.  Since the effectiveness of the related registration statement through September 30, 2002, the Company has completed thirteen draw downs under the facility, issuing 18.3 million shares of its common stock and receiving $2.6 million in net proceeds after deducting fees and expenses.  Additionally, during the first nine months of 2002, the Company recognized as a cost of the financing $0.1 million of the deferred offering cost attributable to a warrant to purchase 4.2 million shares of its Common Stock issued to Townsbury in conjunction with the draw down facility.  As described in Note (6) above, the deferred offering cost associated with this financing facility was reclassified to equity upon the repricing and exercise of the warrants.  The Company continues to draw on the equity line facility as indicated in Note 9.

(8)     Gain on Extinguishment of Debt

On February 12, 2002, the Company completed a restructure of approximately $1.7 million of its past

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

due accounts payable and certain obligations with 27 of its trade creditors.  Under the restructuring, the Company issued approximately 1.4 million restricted shares of its common stock at various negotiated prices per share to trade creditors in satisfaction of specified debt.  The issuance of the shares was pursuant to Regulation D of the Securities Act.  The Company agreed to use its best efforts to register the shares within 45 business days of the closing date.  As of the current date, the Company has not filed the registration statement, however, the agreement does not provide for any specific penalties on the Company for its failure to file a registration statement within the prescribed period.  The creditors accepted the shares plus deferred cash payments of from 0% to 25% of the outstanding balance in satisfaction of $1,699,000 of indebtedness plus certain patent rights for 2002.  On the date the shares were issued, the value of the Company’s Common Stock was $248,000 and the aggregate deferred cash payment yet to be made to the trade creditors totaled $132,000.  The Company recognized an extraordinary gain of $1,319,000 during the first quarter of 2002 as a result of restructuring this indebtedness.  During the third quarter of 2002, the Company made cash payments to the various creditors totaling 10% of the deferred cash balance or approximately $13,000.

(9)     Subsequent Events

During October 2002, the Company completed two additional draw downs under its equity line facility with Townsbury, issuing 6.4 million shares at an average price of $0.078 per share and receiving net proceeds of $448,000 after deducting fees and expenses.  The Company has sold substantially all of the currently registered shares under its equity line with Townsbury pursuant to draw downs under the equity line and Townsbury’s exercise of its 4.2 million share warrant and has received an aggregate of $3.3 million of the $10 million commitment pursuant to draw downs.

In the fourth quarter of 2002, the Company renegotiated the terms of the option grant contained in Mr. Cataldo’s Employment Agreement, canceling the option grants in excess of the 900,000 shares permitted by the Company’s 2000 Equity Incentive Plan to be issued annually to one plan participant and deferring a portion of his salary.  An additional 7,066,666 of the previously granted options will be reissued out of the Company’s 2000 Equity Inventive Plan, subject to stockholders approval of the proposal to increase the share authorization by 83 million and permit annual grants of up to 10 million shares to an individual plan participant. The Company has also deferred approximately 30% of Mr. Cataldo’s cash compensation, which the Company is accruing, until such time as we mutually agree the Company is in a financial position to compensate him in accordance with the terms of his agreement.  In return for these concessions, the 7,066,666 options will be fully vested upon stockholder approval on the day of the annual meeting. All other terms and conditions of the original grant remain unchanged. This modification in terms will trigger a new measurement date upon stockholder approval and may result in compensation expense for any intrinsic value on that date.

Additionally, subject to stockholder approval as described above, the Company plans to reserve 4,400,000 shares for issuance to Nancy Katz the Company’s President and Chief Executive Officer under the 2000 Equity Incentive Plan pursuant to her employment agreement. The options granted to Ms. Katz are exercisable at $0.08 per share and are fully exercisable. The measurement date for this grant will be upon stockholder approval and may result in compensation expense for any intrinsic value on that date.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties.  The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 8, 2002, and Calypte undertakes no duty to update this information.  Should events occur subsequent to November 8, 2002 that make it necessary to update forward-looking information contained in this Form 10-Q, the update forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov.  More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled  “Risk Factors” beginning on page 24 of this Form 10-Q.

Overview

During the first quarter of 2002, Calypte’s financial condition and cash availability deteriorated significantly, to the point that by early April 2002 the Company determined that it would need to curtail its operations and possibly consider filing for bankruptcy protection.  The Company announced that the situation had reached a critical point in mid-April 2002, at which time management began the process of furloughing employees and winding down Calypte’s operations, with complete cessation of operations a likely possibility.  In early May 2002, however, before the wind-down process was completed, Calypte received commitments for what it deemed to be sufficient additional financing to resume its operations and its Board of Directors appointed a new chairman.  Presently, Calypte has recalled a large number of its employees and resumed operations at both of its manufacturing facilities and continues to reassess its current and longer-term business plans and objectives.  During the second and third quarters of 2002, Calypte incurred non-recurring costs associated with the re-start of operations and expects that similar costs may continue into the final quarter of 2002.  Calypte continues to evaluate the impact of the announcement and commencement of the wind down of its business on its revenues and customer base and currently can give no assurance that either its revenues or customer base has not been negatively impacted in the long term.  Although Calypte continues to reassess its business plan and capital requirements as a result of the wind down and subsequent re-start of its operations, it does not believe that its currently available financing will be able to sustain operations at current levels through the remainder of 2002 unless new financing is arranged.  There can be no assurance that the additional capital that Calypte requires will be available on acceptable terms, if at all.  In the absence of such additional capital, Calypte does not have sufficient capital to sustain itself through the fourth quarter of 2002 and our business will be placed in significant financial jeopardy.  Additionally, there can be no assurance that Calypte’s products will be successfully commercialized or that Calypte will achieve significant product revenues.  In addition, there can be no assurance that Calypte will achieve or sustain profitability in the future.

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

Results of Operations

The following represents selected financial data:

	(in thousands)		(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenue	$493	$1,465	$2,861	$4,478
Product costs	1,542	1,486	4,569	5,218

Gross Margin	(1,049)	(21)	(1,708)	(740)
Operating expenses
Research and development	219	351	640	1,201
Selling, general and administrative	1,565	1,249	4,867	5,343

Total operating expenses	1,784	1,600	5,507	6,544

Loss from operations	(2,833)	(1,621)	(7,215)	(7,284)
Interest income	1	1	3	8
Interest expense	1,325	(6)	(1,213)	(1,357)
Other income, net	12	—	33	524

Loss before income taxes and extraordinary items	$(1,495)	$(1,626)	$(8,392)	$(8,109)

Wind Down and Restart

In mid-April 2002, as a result of insufficient cash to continue its operations, the Company announced that it was winding down its operations and might have to cease its operations entirely and file for bankruptcy.  The Company immediately furloughed all but a few manufacturing and administrative employees, making no separation payments or payments of accrued vacation to any employees.  The manufacturing employees who were retained completed certain lots of in-process inventory and readied them for sale and were then also furloughed.  Immediately prior to the re-start, the Company had terminated all but 5 employees, retaining only the minimum necessary to ensure regulatory compliance for the Company’s facilities should additional financing enabling a restart become available.  Upon receipt of the initial Cataldo Investment Group (“CIG”) financing, the Company recalled key management and manufacturing employees and began the process of resuming its manufacturing operations.  Other employees, such as administrative and sales personnel, were recalled in stages as required and as funding permitted.  The Company had 73 employees prior to its wind-down and, as of September 30, 2002, has approximately 60 employees, including temporary employees.  This represents a reduction in annual cash salary and benefits of approximately $1 million.  Not all of the pre-wind-down employees were rehired, but the Company believes its current complement is sufficient to meet its operational needs.

The costs of the wind-down and re-start are difficult to quantify precisely, but the Company believes that the lower margins experienced since those of the fourth quarter of 2001, when gross margin reached 25%, are primarily the result of the wind-down and restart.  The margin reduction reflects both the inherent inefficiencies in the restart of the Company’s manufacturing processes, including the excess overhead and capacity costs incurred, as well as the lower sales demand resulting from abnormally-large purchases prior to the wind-down and the time required to rebuild demand among customers concerned with our longer-term stability.  Additionally, the Company has incurred incremental general and administrative costs attributable to consultants employed in the restart process and in investor relations initiatives within the financial community.

Customer Trends

HIV-1 Urine Test Sales            Sales of our urine HIV-1 screening test accounted for 29% and 43% of our total sales for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively.  Sales of our urine Western Blot supplemental test accounted for approximately 2% of calendar year 2001 revenue and approximately 5% of revenue for the first three quarters of 2002.

          Domestic Sales          Sales of our HIV-1 screening test to domestic life insurance reference labs accounted for 85% of screening test revenue for calendar year 2001 and for 90% of screening test revenue in the first three quarters of 2002.  These reference lab sales are distributed between five labs in 2001 and four in the first three quarters of 2002.  LabOne acquired Osborn Laboratories during 2001, resulting in the reduction in the number of reference lab customers.  The individual lab sales as a percentage of total reference lab sales range from 6% to 50% in 2001 and from 1% to 58% in the first three quarters of 2002, with LabOne being the largest of the five or four, respectively, in both periods.  We market our HIV-1 urine screening test to both the reference labs and to over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing.  Individual life insurance companies can and do move their business from one lab to another based on a number of considerations, including the availability of urine testing.  As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference labs must use our testing products to satisfy the demand of insurance companies desiring urine testing.  Although Calypte does not expect to lose LabOne or any other reference lab as a customer, should such a loss occur, we believe that its impact would be only short-term, while the insurance companies using urine-based testing in their policy underwriting determinations realigned themselves with another lab offering our urine-based testing algorithm.  Direct or distributor sales of our screening test to domestic clinics, public health agencies or community-based organizations were not material in 2001 or in the first three quarters of 2002.  Sales of our urine Western Blot test are generally made to the same reference lab customers who purchase the urine based screening test.

          International Sales          International sales of our urine-based screening test are not currently a material component of our revenue, but we see significant potential for international distribution of our urine-based testing algorithm.  Our primary focus is currently on developing distribution relationships in China and Africa and qualifying our products through the World Health Organization (“WHO”).  We plan to qualify all of our urine-based testing products for WHO, which serves as both a quasi-regulatory body and a potential funding source for many countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of our products.

Serum Western Blot Sales           Sales of our serum based Cambridge Biotech HIV-1 Western Blot supplemental test kit accounted for 42% of our revenues for the year ended December 31, 2001 and 43% of our revenues for the first nine months of 2002.  Sales of this product to bioMerieux Inc. accounted for approximately 25% of our total revenues for the year ended December 31, 2001 and approximately 22% of our revenues for the first nine months of 2002.  Subsequent to the restart of our operations in May 2002, we have not sold to bioMerieux.  We have, however, signed a new distributor for this product, Adaltis, U.S., Inc., who is already included among our ten largest customers for the first nine months of 2002.  We believe that the loss of serum Western Blot sales to bioMerieux will only impact revenues on a short-term basis.

Since there is limited competition in the supplemental testing market, we anticipate that we will be able to rebuild market share and revenues to previous levels.

Viral Lysate Sales          Sales of viral lysate accounted for approximately 20% of our revenue for the year ended December 31, 2001 and approximately 8% of total revenue for the first nine months of 2002.  The HIV viral lysate that we sell is a component of the production of our urine based screening tests.  There is a limited and sporadic demand for our HIV viral lysate.  The largest customer for our viral lysate in 2001 and its only significant customer in the first nine months of 2002 was the Murex division of Abbott Laboratories, Inc.  We believe that the large percentage of 2001 revenue attributed to the sale of our HIV viral lysate may have resulted from Murex’s decision to stockpile larger than normal quantities of viral lysate in light of our tenuous financial condition in an effort to avoid a potential interruption of supply.  Their second quarter 2002 purchase may have been motivated by the same considerations.  Subsequent to the restart of our operations in May 2002, we have not sold a significant amount of viral lysate.  We expect HIV viral lysate sales to remain low for the balance of 2002.  We are seeking new customers for this product but have no expectation of near-term demand for this product.  However, as we view our HIV viral lysate as a component material, its sale is not considered to be a major component of our anticipated future revenue but rather a supplemental revenue source.

Results of Operations

Calypte’s third quarter 2002 operations were significantly impacted by the after-effects of the second quarter decision that resulted in an almost-complete wind down of its operations due to insufficient cash to fund continuing operations.  Early in the second quarter of 2002, Calypte announced that it was contemplating the possibility of filing for bankruptcy protection and, correspondingly, management took steps to maximize the value of any potential bankruptcy estate, including conversion of as much raw material and in-process inventory as possible to finished product available for shipment, while simultaneously preparing both the Alameda, California and Rockville, Maryland manufacturing facilities and its R&D, sales and administrative operations for what might have been a complete cessation of the Company’s operations.  By the middle of the second quarter of 2002, new financing commitments made it possible to resume operations, including manufacturing operations at both plants.  In response to our early second quarter announcement regarding the potential cessation of operations, some of Calypte’s urine screening test reference laboratory customers made significant purchases of product prior to the wind down and are only now needing to re-order product to refill their inventory and distribution networks.  We have carried only minimal inventories of our supplemental test products throughout 2002 and sold all that were available prior to the wind-down.  Virtually all of our second quarter post-restart sales were made using materials that were already in some stage of manufacture at the time of the wind-down and subsequent restart.  Consequently, the complete resumption of manufacturing operations from the beginning of the process has only been accomplished during the third quarter of 2002.  Although our manufacturing workforce has been in place since late in the second quarter, the restart of our manufacturing processes is more complex and time-consuming than just recalling furloughed employees, requiring, among other things, the acquisition of new raw materials, the testing and recalibration of certain equipment and the initiation of new cycles of time-determined biologic processes.  By the end of the third quarter, both of our manufacturing facilities had completed at least one production cycle from beginning to end, including product submission to and lot release by the FDA.  Nevertheless, the larger-than-normal second quarter purchases of screening tests prior to our wind-down and the time required to fully resume our manufacturing processes and have product available for sale significantly impacted third quarter 2002 operations.  Variations in the results of operations between the reported quarters and on a year-to-date basis must, consequently, be viewed in the context just described and are primarily attributable to the wind-down and restart activity which spanned both the second and third quarters of 2002.

Three Months Ended September 30, 2002 and 2001

Revenue for the third quarter of 2002 was $493,000, a decrease of $972,000 or 66%, compared to the $1,465,000 in revenues for the third quarter of 2001.  As described earlier, primarily as a result of large orders placed by domestic life insurance reference labs in the second quarter of 2002 eliminating the need for inventory replenishment during the third quarter, HIV-1 screening test revenue and volume decreased by 50% compared to third quarter 2001 revenue and volume.  International sales of Calypte’s screening test were not significant in either period.  Sales of Calypte’s urine Western Blot supplemental test increased marginally compared to third quarter 2001 levels.  This product was not available during the second quarter of 2002 at the time the reference labs made their large screening test purchases, but it became available in the third quarter as production resumed.  Third quarter 2002 revenue from the sale of Calypte’s serum Western Blot supplemental tests decreased 60%, with a comparable volume reduction, compared with third quarter 2001 revenues, primarily as a result of product unavailability caused by the wind down and restart.  Calypte discontinued the sale of its research-use-only HTLV Western Blot test in late 2001.  Sales of that product accounted for $164,000, or 11%, of third quarter 2001 revenue.  During the third quarter of 2001, Calypte also sold $278,000 of viral lysate (19% of third quarter 2001 revenue), a component used in manufacturing our HIV supplemental tests, and for which there is a sporadic market to a customer that has also used it as a component in its test.  Calypte made no such sales in the third quarter of 2002, does not expect to make additional sales to this customer in the near future, and does not consider sales of this product to be a core component of its on-going business.

Gross margin was -213% for the third quarter of 2002, compared with -1.5% for the third quarter of 2001.  As described earlier, at both of its manufacturing facilities, Calypte incurred and expensed personnel and operating costs associated with its manufacturing processes throughout the third quarter of 2002 although it was not until late in the quarter that those processes resulted in saleable product.  This is a significantly different scenario than that of the third quarter of 2001, when both facilities were fully operational at levels sufficient to reach a near-record sales quarter and generate a breakeven margin.  Until completing the Rockville facility’s space consolidation project at the end of the first quarter of 2002, Calypte recorded the costs attributable to its excess capacity as a component of general and administrative expense.  Following completion of the project and the restart of operations, beginning in the third quarter of 2002, Calypte now recognizes all costs associated with the operation of the Rockville facility as components of product cost.  The rent and other facility operating cost savings resulting from the space consolidation at Rockville accounted for approximately $50,000 in savings for the third quarter of 2002.

Research and development expense decreased by $132,000, or 38%, from $351,000 in the third quarter of 2001 to $219,000 in the third quarter of 2002.  Approximately 80% of the decrease is attributable to the restructuring of the license agreement between Calypte and one of its patent licensors in which the licensor agreed to accept Calypte common stock in partial satisfaction of 2002 royalties.  The Company continued to pursue its HIV rapid test initiative throughout the third quarter of 2002.  Other components of research and development expenses decreased modestly compared to the third quarter of 2001.

Selling, general and administrative expense increased by $316,000, or 25%, from $1,249,000 in the second quarter of 2001 to $1,565,000 in the second quarter of 2002.  Sales and marketing expense decreased by $50,000, primarily due to reductions in salary and travel expenses attributable to vacancies within the sales organization that remained unfilled during the third quarter of 2002.  General and administrative expenses increased by $366,000 compared to the third quarter of 2001.  The significant components of the change include: (i) a $181,000 increase in salary and benefits expense resulting from the restoration of salary reductions imposed during most of 2001 and the salary and benefits for additional executive positions compared to the third quarter of 2001; (ii) a $429,000 increase in professional services expenses, primarily attributable to investor relations and awareness initiatives and to consultants assisting with the restart of operations; (iii) an $82,000 increase in travel expense attributable to both the restart and refinancing of the company as well as travel to attend the World AIDS Conference in Barcelona, Spain; and (iv) a decrease in excess capacity costs attributable to consolidating the Rockville operation.

As a small public company (OTCBB: CALY) with little institutional investor following, we struggle to achieve corporate awareness, which has a direct impact on our business. Adding visibility in the financial community builds both our corporate identity and is an important indicator to our current and potential customers. In our opinion, customers select our urine-based HIV-testing platform not only for the safety and efficacy of our FDA-approved products, but because of our financial status and stature.  This is a key factor in choosing Calypte and spending the time and money to qualify a new testing source in an FDA-regulated industry.  To that end, and in conjunction with our restart of operations, we have elected to increase discretionary funding to create awareness of us within the public investment community - using a variety of means.  These initiatives have included the engagement of a new investor relations firm, the funding of a paid investment research report, participation in various types of internet-based investor communications, and other activities designed to introduce the company to potential new investment sources.  In aggregate, costs attributable to these efforts amounted to approximately $200,000 during the third quarter of 2002 and approximately $700,000 since the restart of operations.

Calypte’s loss from operations increased 75% from a loss of $1.6 million for the third quarter of 2001 to a loss of $2.8 million for the third quarter of 2002.

Third quarter interest expense decreased by $1,331,000 from $6,000 in 2001 to a negative expense of $1,325,000 in 2002.  The negative expense in the third quarter of 2002 is primarily attributable to the $1,982,000 non-cash mark to market reduction in the value of the of the warrant liability as of September 30, 2002 associated with warrants for 13,700,000 shares of the Company’s common stock issued pursuant to a financing transaction during the first quarter of 2002, offset by $505,000 of non-cash interest expense attributable to the amortization of note and debenture discounts on debt instruments issued in the first three quarters of 2002. The balance of the difference relates to interest expense accrued on notes and debentures issued during 2002.

Nine Months Ended September 30, 2002 and 2001

The second quarter 2002 wind down and restart of Calypte’s operations has had an impact on year-to-date 2002 results similar to that described for the third quarter of 2002.  Variations in the results of operations between the first three quarters of 2001 and 2002 must be viewed in that context.  Additionally, prior to the wind down of operations in the second quarter of 2002, the Company had operated with very limited cash resources and had curtailed expenses compared to 2001 levels to the greatest extent possible consistent with maintaining operational viability.

Revenue for the first nine months of 2002 was $2,861,000, a decrease of $1,617,000, or 36% compared to the $4,478,000 reported for the comparable period of 2001.  2002 revenue from the sale of Calypte’s urine HIV-1 screening test decreased by 19%, with a generally comparable volume decrease.  International sales of Calypte’s urine-based HIV-1 screening test accounted for approximately 4% of revenues during the first nine months of 2001, and less than 1% during 2002.  Sales of supplemental tests and viral lysate decreased 45% in the first three quarters of 2002, compared to 2001 levels.  Revenues from the sale of the serum-based HIV-1 supplemental test decreased 29%, primarily due to wind down and restart product availability issues.  As noted previously, Calypte discontinued the sale of its research-use-only HTLV supplemental test in late 2001; that product had accounted for $434,000, or approximately 10%, of revenue in 2001.  Sales of Calypte’s viral lysate decreased $448,000 in 2002 compared to 2001 levels.  That product accounted for

15% of revenue in 2001 compared with 8% in 2002.  As noted previously, Calypte uses viral lysate as a component in its HIV-1 supplemental tests and sporadically sells it to another manufacturer who uses it for the same purpose. Calypte does not expect to make additional sales of viral lysate to this customer in the near future, nor does it consider sales of viral lysate to be a core component of its on-going business..

Gross margin decreased from -17% for the first nine months of 2001 to -60% for the first nine months of 2002.  As described previously with respect to the third quarter of 2002, Calypte had a manufacturing work force in place and incurred personnel and manufacturing process expenses throughout the third quarter of 2002, however only late in the third quarter was a complete cycle of post-restart production achieved at both manufacturing facilities.  The incurring of these costs during the restart process over the time required to manufacture saleable product had a detrimental impact on gross margin during the first three quarters of 2002.  Additionally, until completing the Rockville facility’s space consolidation project at the end of the first quarter of 2002, Calypte recorded the costs attributable to its excess capacity as a component of general and administrative expense.  Following the completion of the space consolidation project and the restart of operations, beginning in the third quarter of 2002, Calypte recognized all expenses associated with the operation of the Rockville facility as components of product cost.  The Rockville consolidation project has resulted in cost savings approximating $200,000 on an annualized basis, the proportionate share of which has been recognized as a reduction in product cost during the second and third quarters.

Research and development expense decreased $561,000, or 47%, from $1,201,000 for the first nine months of 2001 to $640,000 for the first nine months of 2002.  Approximately one half of the decrease is attributable to the restructuring of the license agreement between Calypte and one of its patent licensors in which the licensor agreed to accept Calypte common stock in partial satisfaction of 2002 royalties.  The remainder of the reduction is primarily attributable to reductions of discretionary costs associated with consultants, clinical trials, and specimen acquisition.  Although research and development expense decreased between 2001 and 2002, and in spite of its cash constraints, Calypte has continued to fund its HIV rapid test initiative as its primary new product effort throughout 2002, and recently met with FDA officials to establish the testing and validation protocol that will be used for US regulatory approval. The Company plans to file this protocol by year end.

Selling, general and administrative expenses decreased $476,000 or 9%, from $5,343,000 for the first three quarters of 2001 to $4,867,000 for the first three quarters of 2002.  Sales and marketing expenses decreased by approximately $1.0 million or 49%, composed primarily of (i) the impact of 2002 sales position vacancies on salaries and benefits and corresponding decreases in sales-related travel expenses, as well as (ii) significant reductions in the costs of outside consultants, primarily those who supported general corporate awareness and community based organization marketing initiatives in 2001.  General and administrative expenses increased by approximately $0.5 million, or 15%, in the first three quarters of 2002.  The primary components of the increase include the following items.  (i) Expenses associated with the restart of operations and efforts to increase the visibility of the company within the investment community total $1.2 million, which exceeds by $1.0 million comparable expenditures during 2001.  Most of this expense was recorded during the second quarter and is not expected to continue at that level.  Calypte has recorded approximately $498,000 of this expense as non-cash general and administrative expense associated with fully vested options and warrants granted to consultants involved in the restart of the Company’s operations.  (ii) Salary and benefits expense has increased by $198,000, primarily as a result of the restoration of salary reductions imposed during most of 2001 and additional salary and benefits attributable to executive positions.  (iii) Partially offsetting these 2002 increases is a reduction in bad debt expense of $156,000.  (iv) Additionally, 2002 general and administrative expense reflects a decrease in excess capacity costs attributable to the Rockville operation.

The Company’s loss from operations is essentially unchanged from a loss of $7.3 million for the first nine months of 2001 to a loss of $7.2 million for the first nine months of 2002.

Interest expense decreased by $144,000 from $1,357,000 for the first nine months 2001 to $1,213,000 for the first nine months of 2002.  $1.0 million of the 2002 expense and $1.3 million of the 2001 expense represents non-cash charges relating to the accounting for various components of the convertible debt and related warrants and the equity line financing vehicles that Calypte has used to fund its operations during 2001 and 2002.  In 2001, the Company sold its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000 and recognized a gain in that amount.

Liquidity and Capital Resources

Financing Activities

Prior to the second quarter 2002 wind down and restart of its operations, Calypte had generally financed its operations from its inception through private placements of preferred and common stock, its Initial Public Offering (IPO) of common stock and, to a much lesser extent, from payments related to research and development agreements, a bank loan facility, equipment lease financings and borrowings from short-term notes payable.  During the first half of 2001, Calypte began drawing funds under an equity line of credit or equity draw down facility that was completed at the end of the second quarter.  Calypte also issued short-term convertible debentures in the first quarter of 2001 that were repaid or converted during the second quarter of 2001.  In the third quarter of 2001, Calypte received proceeds from the exercise of warrants that it had issued in conjunction with the equity line and debentures.  In the fourth quarter of 2001 and during the first ten months of 2002, Calypte drew funds under a second equity line facility and in the fourth quarter of 2001 completed a small private placement.  In the first quarter of 2002, Calypte issued a two-year debenture that remains outstanding.  In conjunction with the restart of its operations based on a financing commitment by the CIG in May 2002, Calypte has issued a series of one- and two-year convertible notes and restricted shares of its common stock in a PIPE transaction during the second and third quarters of 2002, as described more completely below under the subheading, New Financing from Cataldo Investment Group (“CIG”).

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

In April 1999, the Company completed a private placement of 3,398,000 shares of its Common Stock at $2.25 per share under Regulation D to institutional investors.  The Company received net proceeds of approximately $7.0 million after deducting placement agent commissions and additional expenses associated with the private placement.

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

In January 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures.  Under this arrangement, the Company issued two convertible debentures in the principal amount of $550,000 each to the institutional investor pursuant to Regulation S.  Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%.  The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001.  Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively.  Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture.  If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debenture holder increased to 15% of the average low bid price for the Company’s common stock for any three of the 22 trading days prior to the date of conversion.  Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 200,000 shares of common stock at an exercise price of $1.50.  The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001.  The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock.  The Company also redeemed a portion of the second debenture prior to its contractual maturity.  On June 12, 2001, the debenture holder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of the Company’s Common Stock, in accordance with the conversion provisions of the debenture.  In August 2001, the Company modified the warrant that it had issued to the debenture holder pursuant to the terms of the warrant, reducing its exercise price to $0.15 per share, and the debenture holder exercised it for the entire 200,000 shares.  The Company received $28,500 in net proceeds from the exercise of the warrants.

Also in January 2001, Calypte amended a common stock purchase agreement for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated as follows.  The investor committed up to $25 million or up to 20% of Calypte’s outstanding shares to purchase Calypte’s common stock over a twelve-month period. Once during each draw down pricing period, Calypte could request a draw, subject to a formula based on its average stock price and average trading volume setting the maximum amount of the request for any given draw.  The amount of money that the investor provided to Calypte and the number of shares Calypte issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and Calypte received the settled amount of the draw down. By June 30, 2001, Calypte had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions.  This equity line transaction has been terminated.   The terms of the convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest.  Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, Calypte issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share.  During August 2001, Calypte modified the exercise price for 600,000 shares of the warrant to $0.20 per share, when the market price of Calypte’s common stock was $0.30 per share and the investor exercised it for the entire 600,000 shares.  Calypte received $114,000 in net proceeds from the exercise of these warrants.  Later in August 2001, Calypte modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share, when the market price of Calypte’s common stock was $0.24 per share.  The investor exercised the remaining balance of the warrant and Calypte received net proceeds of $57,000 after deducting expenses of the transaction.  Calypte could not execute a draw down under the equity line prior to the effectiveness of the registration statement for the resale of the shares and it registered the shares underlying the warrant concurrently with registration for the equity line draw down shares.

In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000.  The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, Calypte executed a promissory note in the amount of $400,000 to the parent company of its then-largest stockholder.  The Note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001.  The Note was renegotiated in December 2001 to include accrued interest through that date and now bears a face amount of $411,000.  In February 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the $850,000 12% convertible debentures and warrants transaction it entered into in February 2002, at which time a $200,000 principal payment would be required.  The Company made the payment required on February 28, 2002, but has made no payments subsequently.  Due to a lack of available funds and to avoid a default, in March 2002, the Company further renegotiated the repayment terms of this note, suspending any required principal or interest payments until the Company’s registration statement for the 12% convertible debentures becomes effective, at which time the Company is required to make a $200,000 payment and resume making monthly payments of $35,000 until the remaining principal and accrued interest is repaid in full. The Company renegotiated the terms of the note due to a lack of available funds and to avoid a default.

In August 2001, Calypte and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of Calypte’s common stock over a twenty-four month period.  The initial closing of the transaction occurred in October 2001.  Under this arrangement, Calypte, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of Calypte’s common stock.  This facility operates similarly to the previous equity line facility employed earlier in 2001.  The purchase price of the common stock purchased pursuant to any draw down under this facility is equal to 88% of the daily volume weighted average price of Calypte’s common stock on the applicable date.  Through November 8, 2002, Calypte has issued an aggregate of 24,721,718 shares of its common stock at an average price of $0.133 per share under this facility and has received net proceeds of $3,040,000 after payment of fees and expenses attributable to the draw-downs.  In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant to the investment fund to purchase up to 4,192,872 shares of common stock at an exercise price of $0.2743 per share.  This warrant has since been exercised as part of the restart as described more fully below under the subheading, New Financing from Cataldo Investment Group (“CIG”), in May 2002.  Calypte has sold all but 970,000 of the currently registered shares attributable to this facility.

On February 11, 2002, Calypte signed a securities purchase agreement with a private investment fund, Bristol Investment Fund Ltd (“Bristol”), pursuant to which the fund agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by the investment fund on February 11, 2002 and the Company received net proceeds of $368,000.  The Company originally expected to issue the second debenture, also in the amount of $425,000, upon the effectiveness of a registration statement filed by the Company in March 2002.  As described more fully below under the subheading, New Financing from Cataldo Investment Group (“CIG”), in May 2002, the Company issued a second debenture in the amount of $100,000 pursuant to this agreement and still expects to issue another debenture in the amount of $325,000 upon effectiveness of the registration statement.  In conjunction with the initial debenture issuance, Calypte issued mandatorily exercisable warrants to purchase shares of its common stock.  The mandatory exercise feature will commence upon effectiveness of the registration statement for the shares underlying the warrants.

On February 12, 2002, the Company completed a restructure of approximately $1.7 million of its past due accounts payable and certain obligations with 27 of its trade creditors.  Under the restructuring, the Company issued approximately 1.4 million restricted shares of common stock at various negotiated prices per share to trade creditors in satisfaction of specified debt.  The issuance of the shares was pursuant to Regulation D of the Securities Act.  The Company agreed to use its best efforts to register the shares within 45 business days of the closing date.  As of the current date, the Company has not filed the registration statement, however, the agreement does not provide for any specific penalties on the Company for its failure to file a registration statement within the prescribed period.

New Financing from Cataldo Investment Group (“CIG”)

On April 17, 2002, the Company announced that it would begin winding down its operations as it did not have sufficient working capital or the necessary funds to continue with its business plan or operations.  The Company also announced that it might file for bankruptcy protection.  At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations.  On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (CIG) pursuant to which CIG agreed to provide approximately $1.5 million to the Company within the following 90 days.  It was further agreed that CIG would raise an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations.  As a result of the CIG investment commitment, the Company announced on May 13, 2002 that it would not complete the wind down of its business as previously announced.  Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time.  The Company recalled many of its furloughed employees and has restarted its business.  The Company can give no assurance that its revenues and customer base will not be negatively impacted in the long term by the announcement and commencement of the wind down of its business.

CIG is essentially a de facto entity comprised of a number of unaffiliated investors assembled by Mr. Anthony Cataldo, the Company’s executive chairman, to facilitate investments in the Company.  Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG.  As a condition precedent to the initial investment, it was requested that Mr. Cataldo be appointed Executive Chairman in connection with the restart of the Company’s operation.  Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors.  During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period.  The Company initially came into contact with individual investors that comprise CIG via certain existing security holders of the Company who were concerned about the Company winding down its business affairs and their investment (holdings) in the Company.  Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the acronym CIG.  The individual investors that comprise the de facto entity referred to as CIG are not affiliated and Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual investors that comprise CIG.  To the best of the Company’s knowledge, the individual investors of CIG are not affiliated with each other.  Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing.  He continues to actively pursue raising the necessary capital to fund the Company’s on-going operations.  There are no defined terms with respect to investments that can be attributed to CIG and as such all financing arrangements must be negotiated on an individual basis.  To date, to the best of the Company’s knowledge, all investors that have been aggregated under the acronym CIG are offshore residents.  Additional new investors not a part of the original CIG investment in the Company may be referred to going forward under the acronym CIG.

There can be no assurance that the terms of such capital will be made available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all.  Any failure to secure additional financing on a timely basis will place the Company in significant financial jeopardy.

In conjunction with the acceptance of the CIG financing proposal, the Company’s Board of Directors appointed Anthony J. Cataldo as Executive Chairman and further agreed to issue to Mr. Cataldo an aggregate of 7,966,666 stock options pursuant to an employment agreement negotiated between Mr. Cataldo and the independent members of the Board of Directors.  Mr. Cataldo was appointed to the Board replacing David E. Collins, who resigned as Chairman of the Board and from the Board of Directors.  On May 10, 2002, when the market price of our common stock was $0.03 per share, Mr. Cataldo was granted fully-vested options to purchase 1,966,666 shares of the Company’s common stock at $0.015 per share and options to purchase 6,000,000 shares of the Company’s common stock at $0.03 per share, with the option to purchase 3,000,000 shares vested immediately and the option to purchase the remainder vested on the one-year anniversary of the option grant.  The options have a five-year term.  As options granted to an employee, Mr. Cataldo’s options were accounted for under the provisions of APB 25 and FIN 44.  The Company recognized compensation expense of $29,500 based on the intrinsic value of the below-market grant of 1,966,666 shares and no expense based on the at-market grant of 6,000,000 shares.  See Note 9 for information regarding a subsequent modification of Mr. Cataldo’s option grant.

Subsequently, in the fourth quarter of 2002, the Company renegotiated the terms of the agreement, canceling the option grants in excess of the 900,000 shares permitted by the Company's 2000 Equity Incentive Plan to be issued annually to one plan participant and deferring a portion of his salary.  The additional 7,066,666 previously granted options will be reissued out of the employee option plan, subject to stockholders approval of the proposal to increase the share authorization by 83 million and permit annual grants of up to 10 million shares to an individual plan participant. The Company has also deferred approximately 30% of Mr. Cataldo’s cash compensation, which the Company is accruing, until such time as we mutually agree the Company is in a financial position to compensate him in accordance with the terms of his agreement.  In return for these concessions, the 7,066,666 options will be fully vested upon stockholder approval on the day of the annual meeting. All other terms and conditions of the original grant remain unchanged. This modification in terms will trigger a new measurement date upon stockholder approval and may result in compensation expense for any intrinsic value on that date.

As of November 8, 2002, in addition to approximately $1.7 million received under our equity line with Townsbury since the May 2002 restart of operations, Calypte has received approximately $4.9 million in financing, primarily pursuant to the CIG commitments.  The components of the financing include the following:

•

On May 14, 2002, Calypte issued a $150,000 10% convertible promissory note pursuant to Regulation S to BNC Bach International Ltd., an investor who is a related party to Townsbury Ltd., the investor that provides the Company’s existing equity line of credit.   The closing price for Calypte Common Stock on May 14, 2002 was $0.14.  This note is convertible into shares of the Company’s common stock at $0.05 per share and was due on the earlier of July 14, 2002 or the settlement date of Calypte’s next drawdown under the equity line.  In conjunction with the issuance of this note, Calypte repriced from $0.27 to $0.015 the 4.2 million-share warrant issued pursuant to the equity line.  Townsbury has exercised the warrant for the entire 4.2 million shares and Calypte received $63,000 in proceeds.

Calypte has reduced the exercise price of the Townsbury warrant as permitted by the originally negotiated terms of the warrant. The reduced exercise price has served as an inducement for Townsbury to exercise the warrant as Calypte was in need of additional funds for the resumption and continuation of its business operations.  In light of the Calypte’s precarious financial condition and the Company being in danger of ceasing operations, the exercise price was modified to allow for the Company to receive additional financing.  The Company viewed modification of the exercise price as fair and reasonable under the circumstances.  Townsbury was and is viewed as an unaffiliated party of the Company.

The value of the warrant had originally been treated as a deferred offering cost associated with the equity line.  The value of the repriced warrant was less than that of the original warrant and no accounting adjustment attributable to the repricing was required.  Upon the exercise of the warrant, the Company reclassified the $807,000 unamortized balance of the deferred offering cost to additional paid-in capital.

On July 14, 2002, Calypte and BNC Bach agreed to extend the maturity date of the note from July 14, 2002 to December 31, 2002.  The market price for Calypte common stock was $0.36 on July 14, 2002.  In return for the extension of the maturity date, Calypte agreed to amend the conversion price of the note from $0.05 per share to the lesser of (a) $0.05 per share or (b) 60% of the lowest three closing bid prices of Calypte’s common stock during the 22 business days prior to the date the investor notifies Calypte of its election to convert the note.  No accounting adjustments were required as a result of the extension of the note’s maturity or the amendment of the conversion price.

•

On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to the private investment fund Bristol Investment Fund Ltd. under an exemption provided by Regulation S.  This debenture has the same terms as those of the initial debenture and reduces the remaining commitment under the agreement to $325,000.  The closing price for Calypte stock on May 10, 2002 was $0.03.

•

Pursuant to Regulation S, Calypte has issued a series of 8% convertible notes in the aggregate principal amount of $3.125 million.  These notes have a 24 month term and are convertible into shares of the Company’s common stock at the lesser of $.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity.  Calypte has received approximately $2.6 million in proceeds after deducting fees and costs associated with these notes. Under the terms of the subscription agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the notes and use its reasonable commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date.  In the event there is a registration default under the agreement, the Company shall pay, at the subscribers’ option, in cash or stock, as liquidated damages an amount equal to 2% of the note principal per month.

The following table sets forth the individual investors who have subscribed to the 8% convertible notes:

Investor	Amount	Transaction Date	Calypte Closing Price	Shares Issued/ Converted

8% Convertible Notes
Alpha Capital Aktiengesellshaft	$500,000	5/24/02	$0.12
Stonestreet Limited Partnership	$500,000	5/24/02	$0.12
Filter International Ltd.	$150,000	5/24/02	$0.12
Camden International Ltd.	$250,000	5/24/02	$0.12	4,324,490/ $70,000 converted
Camden International Ltd.	$100,000	5/24/02	$0.12
Domino International Ltd.	$150,000	5/24/02	$0.12	4,324,490/ $70,000 converted
Thunderbird Global Corporation	$75,000	5/24/02	$0.12
BNC Bach International Ltd.	$200,000	5/24/02	$0.12
Excalibur Limited Partnership	$200,000	5/24/02	$0.12
Standard Resources Ltd.	$100,000	5/24/02	$0.12
SDS Capital International Ltd.	$300,000	7/10/02	$0.34
Camden International Ltd.	$100,000	7/10/02	$0.34
Excalibur Limited Partnership	$250,000	7/24/02	$0.22
Stonestreet Limited Partnership	$250,000	8/21/02	$0.13

	$3,125,000

•

Calypte has issued two (2) 8% convertible debentures in the aggregate face amount of $200,000 pursuant to Regulation S.  One of these debentures was convertible into shares of the Company’s common stock at a 20% discount to the average closing price for the five trading days prior to the conversion, the other at a 30% discount, and each had a conversion floor of $.10 per share.  Both of these debentures have been converted into shares of Calypte’s common stock.  Calypte received cash of $180,000, net of fees, from the issuance of these two debentures.  The Company has agreed to use its best efforts to register the shares of common stock and has provided cost free piggyback registration rights to the debenture holder.  There are no defined penalties and/or time requirements imposed on Calypte with respect to filing a registration statement and having the registration statement for the shares declared effective.

The following table lists the individual investors and transaction dates related to the issuance of the 8% convertible debentures:

8% Convertible Debentures	Amount	Transaction Date	Calypte Closing Price	Shares Issued (1)

Su So	$100,000	6/17/02	$0.14	1,100,000
Jason Arasheben	$100,000	7/03/02	$0.27	474,793

(1) includes fee shares

The Company determined that the above convertible notes and debentures issued since May 9, 2002 were issued with a beneficial conversion feature.  The beneficial conversion feature was recognized by allocating an amount equal to the intrinsic value of that feature to debenture discount to be amortized over the life of the note or debenture, subject to a limitation of the face amount of the respective note or debenture. Upon earlier conversion, the proportionate share of unamortized discount is charge to additional paid-in capital. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note or debenture and the fair value of the Company’s common stock into which the note or debenture was convertible, multiplied by the number of common shares into which the debenture was convertible.  In the case of the 8% convertible notes, the beneficial conversion feature was generally limited by the face amount of the note.  The beneficial conversion feature for each of the 8% convertible debentures was less than the face amount of the debenture, however, both debentures were converted soon after issuance.  The Company has recorded approximately $465,000 of such amortization as non-cash interest expense through September 30, 2002.

•

Calypte has issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations.  The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share.  The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share.  All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8.  The aggregate of 18,500,000 warrants were valued on the date of issue at $0.0155 per share using the Black-Scholes option-pricing model with the following assumptions:  expected dividend yield of 0.0%; risk free interest rate of 5.2%, the contractual life of 4 months, and volatility of 80%.  Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized approximately $287,000 in expense attributable to these warrants in the second quarter of 2002.  The Company valued 500,000 options on the date of issue at $0.0253 per share using the Black-Scholes option-pricing model with the following assumptions:  expected dividend yield of 0.0%; risk free interest rate of 5.16%, the contractual life of 10 years, and volatility of 80%.  Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized approximately $13,000 in expense attributable to these options during the second quarter of 2002.

As of September 30, 2002, the consultants have exercised all of the warrants and options aggregating 19,000,000 shares and Calypte has received proceeds of $292,500.

•

On August 28, 2002, we completed a private placement of equity (PIPE) pursuant to Regulation S whereby we received a total of $400,000 ($360,000 net of accrued fees) from two investors, Careen Ltd. and Caledonia Corporate Group Limited.  Shares were subscribed to at $.05 per share.  At the time of closing, the trading price of our stock was $0.16.  Under the terms of the subscription agreement, Calypte agreed to file a registration statement for the shares of common stock and use its reasonable best commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date.  In the event we do not complete the registration within this time period, we must issue, as liquidated damages, 250,000 shares of our common stock for each ten days we are late.

•

On September 12, 2002, we issued a $550,000 12% convertible debenture to Mercator Group, LLP. The debenture is convertible into our common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.05.  This note is the first tranche of a $2.0 million commitment that will become available upon the filing and effectiveness of a registration statement.  Fees on the total commitment were deducted from this transaction so that we received $345,000 in cash at closing.  At the time of closing, the trading price of our stock was $0.10.  Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 135 days of the closing date.  In the event we do not complete the registration within this time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock.  The Company determined that this convertible debenture was issued with a beneficial conversion feature.  The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note or debenture and the fair value of the Company’s common stock into which the note or debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture.  The Company has treated the beneficial conversion feature as a discount to the face amount of the note or debenture and amortized it over the term of the debenture.  The Company has recorded approximately $1,000 of such amortization as non-cash interest expense through September 30,

2002. Upon conversion of all or a portion of a note or debenture, the proportionate share of unamortized discount is charged to additional paid-in capital.

•	As this time, the Company is in the registration process for $525,000 of the Bristol debentures and has not begun the process for any CIG financings.

•

As of November 8, 2002, we have sold substantially all of the registered shares under our equity line with Townsbury Investments Ltd.  Since May 9. 2002, we have issued 16.9 million shares in eight drawdowns under the equity line and have received $1.9 million ($1.7 million net of fees and expenses).  We have made no draw downs under the equity line since October 11, 2002.

The following table summarizes the CIG financing transactions from May 9, 2002 through November 8, 2002.

Investor	Gross Amount	Transaction Date	Calypte Closing Price	Shares Issued/ Converted

Bristol 12% Convertible Debenture	$425,000	2/11/02	$0.25	4,462,425/ $59,970 converted
	$100,000	5/10/02	$0.03
8% Convertible Notes
Alpha Capital Aktiengesellshaft	$500,000	5/24/02	$0.12
Stonestreet Limited Partnership	$500,000	5/24/02	$0.12
Filter International Ltd.	$150,000	5/24/02	$0.12
Camden International Ltd.	$250,000	5/24/02	$0.12	4,324,490/ $70,000 converted
Camden International Ltd.	$100,000	5/24/02	$0.12
Domino International Ltd.	$150,000	5/24/02	$0.12	4,324,490/ $70,000 converted
Thunderbird Global Corporation	$75,000	5/24/02	$0.12
BNC Bach International Ltd.	$200,000	5/24/02	$0.12
Excalibur Limited Partnership	$200,000	5/24/02	$0.12
Standard Resources Ltd.	$100,000	5/24/02	$0.12
SDS Capital International Ltd.	$300,000	7/10/02	$0.34
Camden International Ltd.	$100,000	7/10/02	$0.34
Excalibur Limited Partnership	$250,000	7/24/02	$0.22
Stonestreet Limited Partnership	$250,000	8/21/02	$0.13

	$3,125,000
8% Convertible Debentures
Su So	$100,000	6/17/02	$0.14	1,100,000/ $100,000 converted	(1)
Jason Arasheben	$100,000	7/03/02	$0.27	474,793/ $100,000 converted	(1)
10% Convertible Note
BNC Bach International Ltd. (Note: On 7/14/02 maturity date was extended to 12/31/02–closing price of Calypte common stock was $0.36)	$150,000	5/14/02	$0.14
12% Convertible Debentures
Mercator Group LLP	$550,000	9/12/02	$0.10
PIPE at $0.05 per share
Careen Ltd.	$200,000	8/28/02	$0.16	4,000,000
Caledonia Corporate Group Limited	$200,000	8/28/02	$0.16	4,000,000
Equity Line - Townsbury *
May 10, 2002 to October 11, 2002	$1,865,584	Eight draws		16,921,007
Townsbury Warrant Repriced to $0.015	$62,893	5/10/02	$0.03
* January 2002 to March 29, 2002	$993,409	Five draws		5,618,567
(1) Includes fee shares

Calypte has previously implemented steps to reduce its costs in areas that are not vital to its ability to generate revenues or that would adversely impact its manufacture of quality products.  Calypte’s future liquidity and capital requirements will depend on numerous factors in addition to the ability to draw on recent capital commitments or potential future sources in a timely manner, including expanded market acceptance of its current products, improvements in the costs and efficiency of its manufacturing processes, its ability to develop and commercialize new products, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection.  There can be no assurance that the Company will be able to achieve improvements in its manufacturing processes or that it will achieve significant product revenues from its current or potential new products.  In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

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

Operating Activities

In the nine month periods ended September 30, 2002 and 2001, the Company used cash of $6.6 million and $3.6 million, respectively, in its operations.  The cash used in operations was primarily for promoting and marketing the Company’s complete urine-based HIV-1 testing method, for manufacturing, and for research, selling, and general and administrative expenses of the Company, and, in 2002, for deferred offering costs attributable to CIG restart financing.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS No. 144 will have a material effect on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements no. 4, 44, and 64,

Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met.  Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions.  While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice.  SFAS No. 145 will be effective January 1, 2003 for the Company.  Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations, however it may require the reclassification in 2003 of certain previously-recognized gains currently classified as extraordinary.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement.  Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan.  Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows.  The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations.

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

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through the remainder of 2002 unless new financing is arranged.  Although, as of September 30, 2002, we have completed new financings in which we have received an aggregate of approximately $6.2 million (inclusive of draw downs under our equity line facility with Townsbury) exceeding the initial $5 million CIG letter agreement commitment, we do not know if we will succeed in raising additional funds through further offerings of debt or equity.  We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange additional financing of at least $5 million in the next twelve months.  There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all.  The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

As of September 30, 2002 our cash on hand was $19,000.  We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all.  If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

Our Prior Announcement that We Would be Winding Down Our Business Operations May Have A Detrimental Effect on Our Business.

During the first quarter of fiscal year 2002, our financial condition and availability of operating funds deteriorated significantly to the point that in early April 2002, it was determined that we would need to curtail our business operations and possibly consider the filing for bankruptcy protection.  We announced that our financial condition had reached a critical point in mid April 2002 at which time we publicly announced and began the process of furloughing employees as a part of the winding down of our business operations.  We had announced that the complete cessation of our business operations was a likely possibility at that time.  Subsequently, in May of 2002, before we finalized the winding down process, we received a commitment for sufficient additional financing to allow us to resume our full operations.  The winding down of operations and our subsequent recommencement of our business did not have an adverse effect on the majority of our relationships with suppliers and customers, however, we did encounter certain non-recurring costs associated with the re-start of operations in our second quarter and expect that these costs will continue through the remainder of 2002.  Although, to date we have not seen a significant adverse effect from our prior announcement of winding down and our subsequent recommencement of our business, there can be no assurances that it will not have an adverse effect on our future revenues and customer base.  If we are unable to re-establish our manufacturing efficiency, we may subsequently have difficulty fulfilling orders and maintaining customers.

Our Financial Condition has Adversely Effected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

We have engaged in negotiations with our creditors to restructure and reschedule our payment of certain obligations.  On February 12, 2002, we closed a restructuring of approximately $1.7 million of our trade debt, including approximately $1.0 million of a royalty obligation, pursuant to which 27 creditors agreed to discharge such debt and minimum royalty obligations in exchange for a total of 1.4 million shares of our common stock.  As of September 30, 2002 our accounts payable totaled $2.8 million of which $2.3 million was over sixty days old.  We currently have arrangements with suppliers primarily on a cash basis as well as paying down certain outstanding amounts due when making a current payment.  As of September 30, 2002 we have accrued an aggregate of approximately $177,000 in past due royalty obligations to our key patent licensors.  We anticipate that this amount will be brought current by the end of 2002 under agreed payment plans that are in effect and are current. However, if we are unable to obtain additional financing on timely and acceptable terms, our ability to make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products.

The Company and the Price of Our Shares May be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

A large number of the outstanding shares of our common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Companys common stock from 50 million to 200 million. In addition to the shares that are issuable to Townsbury pursuant to the equity line and to Bristol pursuant to the convertible debentures and warrants, as of September 30, 2002, we have issued $3.125 million of our 8% convertible notes to overseas investors pursuant to a Regulation S offering. The 8% convertible notes are convertible into shares of our restricted common stock at a 30% discount to the market price of our common stock with a maximum conversion price of $0.10.  We have also issued 19 million shares pursuant to various consulting agreements associated with the restart of our operations. As of September 30 , 2002, we had issued 22.6 million shares from a 30 million share-reserve pursuant to the equity line and warrants, including 0.1 million shares for expenses. Although the registration statement for the Bristol convertible debentures and warrants had not been declared effective at September 30, 2002, we had issued 4.5 million shares of restricted stock pursuant to this agreement. We plan to ask our stockholders to approve a further increase in the number of authorized shares of our common stock to 550 million at our 2002 Annual Meeting and we expect that it will be necessary to issue a significant number of these newly authorized shares in order to finance our operations over the next several quarters. The registration and issuance of these shares could have a significant adverse affect on the trading price of our common stock.

We Have Issued or Reserved for Issuance Under Certain Convertible Securities A Large Portion of Our Currently Authorized Common Stock and Our Failure to Obtain Stockholder Approval for an Increase in Our Authorized Common Stock Will Have an Adverse Effect on Our Ability to Raise Working Capital Required to Fund Our Business Operations.

Our Amended Restated Certificate of Incorporation presently provides for 200,000,000 shares of common stock with a $.001 par value.   Following the announced wind down of our business we commenced a restart of operations in May of 2002, and in order to do so, since the restart of our business operations we have issued:

•

19,000,000 warrants and options to consultants in lieu of cash compensation for services provided to the Company in connection with the restart of operations.  All options and warrants issued to consultants have been exercised;

•	a $150,000 10% convertible promissory note convertible into shares of our common stock at $.05 per share;
•	a $100,000 12% convertible debenture to Bristol Investment Fund Ltd. convertible into shares of our common stock at the lesser of a 30% discount to market or $.115 per share;
•

$3,125,000 of 8% convertible notes with a term of twenty four months. The 8% convertible notes are convertible into shares of our common stock at the lesser of $.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity;

•

two $100,000 convertible debentures, each for $100,000.  The debentures were convertible at a 20% and 30% discount to the market price of our common stock with a conversion floor price of $.10 per share. Both debentures have been converted for an aggregate of 1,574,793 shares;

•	an aggregate of 8,000,000 shares in consideration of $400,000 or $.05 per share in a private placement of equity;
•

a $550,000 12% convertible debenture, convertible into our common stock at 85% of the average of the three lowest trades for the 20 days  preceding conversion, but not less than $.05 per share.  This note is the first tranche of a $2,000,000 commitment that will become available following effectiveness of a registration statement;

•	10.4 million shares of common stock to Townsbury Investments Ltd. in connection with drawdowns under our equity line.

Upon conversion or exercise of these warrants, debentures and notes, depending upon the trading price of our common stock at the time of a conversion, we may have insufficient shares available for issuance or a limited number of remaining shares available for issuance from our current authorized shares of common stock. Essentially all of our 200 million authorized shares are either issued or reserved and, of these reserves, approximately 18 million are set aside for CIG Financings.   In the event we fail to obtain shareholder approval to an amendment to our Amended Restated Certificate of Incorporation authorizing an increase in the number of authorized shares of common stock, we may be compelled to change our business plans due to an inability to raise additional working capital through the issuance of available shares of common stock or we may fail to have a sufficient number of shares for issuance upon exercise or conversion of issued and outstanding convertible securities.

The Sale of Material Amounts of Our Common Stock to Finance the Continuing Operations of the Company and the Eligibility of Issued Shares for Resale May Substantially Dilute Our Common Stock and Place Significant Downward Pressure on its Trading Price.

From inception through September 30, 2002,  the Company has issued approximately 103 million shares and raised $89 million. The continuing need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or “PIPE” transactions, and equity lines of credit such as:

•          The current equity line we have established with Townsbury in which, through September 30, 2002, we have issued 22.6 million shares with the potential of issuing an additional 7.4 million of currently registered shares.

•          As of September 30, 2002, we have issued to Bristol investment Fund Ltd. $525,000 of convertible debentures convertible at the lesser of 70% of the average of the lowest 3 trading prices for 20 days proceeding conversion or $0.115. We may issue an additional $325,000 debenture to Bristol. ** We have also issued a Class A Warrant to purchase 1.7 million shares of our common stock exercisable for period of seven (7) years after issuance at the same price per share as set forth above and a Class B Warrant to purchase 12 million shares of our common stock for a period of one year from the effective date of the registration for the Warrant Shares.  The shares issuable pursuant to the exercise of the Class B warrant will be issued at an exercise price equal to the lesser of 75% of the average of the 3 lowest trading prices of our common stock for 20 days preceding conversion or $0.215 per share. At current prices, we have the potential to issue an additional 27.1 million shares of our common stock pursuant to this agreement.  Due to the fact that the Bristol investment is limited to 9.9% of total outstanding shares at any point in time, we do not anticipate any change of control issues with the Bristol investment.

•          As of September 30, 2002, we have issued a total of 18.7 million restricted common shares to separate unaffiliated investors, which collectively are referred to as the Cataldo Investment Group. At current prices, we have the potential to issue an additional 95.3 million shares of our common stock pursuant to these agreements.

We will continue to seek financing on an as needed basis on terms that are negotiated in arms length transactions.  Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard,

** To date Bristol has converted $59,970 at a conversion price of $0.014 per share and has received 4.5 million shares of common stock.

significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.”

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the nine months ended September 30, 2002 was $7.1 million and our accumulated deficit as of September 30, 2002 was $95.2 million. We expect operating losses to continue for the next several quarters as we continue and expand our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

Risks Related to Our Recent Financings — Our Equity Line of Credit with Townsbury and the
Convertible Debentures and Warrants Agreement with Bristol and the CIG Financings

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

As a result, if our stock price and trading volume fall below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down all $10 million pursuant to the Townsbury equity line facility.  Further, as of September 30, 2002, we have only 7.4 million registered shares remaining under the facility. If we register additional shares, at current trading volume and pricing levels, we could draw the entire $10 million under the line.  However, should volume or price decrease, we might not be able to access the full line. For example, during the 60 calendar day period ended October 19, 2001, our weighted average stock price was $0.24 per share and our total trading volume was approximately 10.28 million shares. Based on those stock price and trading volume levels during such period, the maximum draw down amount available to us over the two-year term of the equity line facility would be approximately $4.4 million.

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

Therefore, if our trading volume and stock price decline, Bristol may not completely convert the debentures and the warrants, and, at current prices, we may not receive the approximately $1.2 million in expected proceeds from the conversions.  If we are unable to draw down the full $10 million under the equity line and/or realize the expected proceeds from the debentures and warrants on a timely basis, we may have to curtail the scope of our operations as contemplated by our business plan.

A Delay in the Effectiveness of the Bristol Registration Statement Will Delay Our Access to the Additional Financing Committed Under the Agreement.

The SEC is currently reviewing our amendment of the registration statement and there can be no assurance when or if it will be declared effective.  As a result, at current prices, the timing of approximately $1.2 million of these expected proceeds is uncertain.  There is no assurance that the SEC will approve the form of debt and warrants in the registration statement or that we will be able to access any additional funds related to this transaction.  Any undue delay in receipt of these proceeds could place us in significant financial jeopardy, depending on the timing and success of the private investment group funding commitments.

We May Be in Default In Payment of Principal and Interest Under the Terms of Our Previously Issued 8% Convertible Notes.

Under the terms of the subscription agreements for our 8% Convertible Notes,  we agreed to file a registration statement for the shares of common stock underlying the notes and use our reasonable commercial efforts to cause the registration statement for the shares to be declared effective within ninety days of the closing date. To date, despite our efforts, due to a prior pending registration statement, we have been unable to file a registration statement for the shares of common stock underlying the 8% Convertible Notes.  In the event of a registration default under the terms of the agreement, we may be required to pay, at the Holder’s option, in cash or stock, as liquidated damages an amount equal to 2% of the note principal per month in addition to the principal amount of the note.

Our “Recent Financings” and the Issuance of Shares Pursuant to the “Recent Financings” May Cause Significant Dilution to Our Stockholders and May Have a Negative Impact on the Market Price of Our Common Stock.

The resale by Townsbury, Bristol and the investors through CIG of the common stock that they purchase from us has increased and will continue to increase the number of our publicly traded shares, which could put downward pressure on the market price of our common stock.  As of September 30, 2002, of the 103.4 million shares outstanding, 45.7 million have been issued pursuant to these recent financings.  Moreover, as all the shares we sell to Townsbury will be available for immediate resale, the mere prospect of our sales to the investor could depress the market price for our common stock.  The shares of our common stock issuable to Townsbury under the equity line facility will be sold at 88% of the daily volume weighted average price of our common stock on the date of purchase subject to adjustment if our market capitalization increases significantly.  If we were to require Townsbury to purchase our common stock at a time when our stock price is low, our existing stockholders would experience substantial dilution.  As of November 8, 2002, less than 1.0 million registered shares remain available under the equity line.

Similarly, the shares of our common stock issuable to Bristol upon conversion of the debenture and exercise of the Class A warrant will be issued at a price equal to the lesser of 70% of the average of the 3 lowest trading prices of our common stock during the 20 trading days immediately preceding the conversion or exercise or at $0.115 per share.  The shares issuable pursuant to the exercise of the Class B warrant will be issued at an exercise price equal to the lesser of 75% of the average of the 3 lowest trading prices of our common stock during the same period or $0.215 per share. We are registering 16.0 million shares for resale upon debenture conversions.  Based on the market price of our common stock at September 30, 2002, the exercise of the Bristol Debentures and the A and B warrants would result in the issuance of an additional 31.2 million shares.

Further, the investors that have come to us through CIG have the ability to purchase up to 30 million shares of new common stock or to convert their Notes and Debentures, and their related warrant shares, into an additional 108.3  million shares based upon the market price of our common stock as of September 30, 2002.  The common stock and the common stock underlying the notes and debentures issued to CIG investors are unregistered and there are limitations prohibiting a change of control.  These common shares as well as the notes and debentures are convertible at discounts to the market price of our common stock.

As of September 30, 2002 the potential dilution by type of security is:

1.          $150,000 10% Convertible Note – issued 5/14/02 – converts at the lesser of (1) $0.05 or (2) 60% of the average of the 3 lowest closing bid prices for 22 days preceding conversion – shares issuable = 3.0 million;

2.          $3,125,000 8% Convertible Notes – issued between 5/24/02 and 8/21/02 – convert at the lesser of (1) $0.10 or (2) 70% of the average of the 3 lowest trades for 30 days preceding conversion. – shares issuable = 50.8 million; and

3.          $2,000,0000 12% Convertible Debentures - $550,000 issued on 9/12/02 – convert at 85% of the average of the 3 lowest trading prices for the 20 days preceding conversion but not less than $0.05 plus warrants – shares issuable = 54.5  million.

4. $1,900,000 PIPE – 8,000,000 shares for $400,000 issued at $0.05 per share on 8/29/02. Remainder of $1.5 million issuable at not less than $0.05 per share – shares issuable = 30.0 million

Accordingly, the issuance of shares to Townsbury pursuant to the equity line facility and to Bristol upon conversion and exercise of the debentures and warrants and to CIG investors on the purchase of their shares or the conversion of their Notes and Debentures will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock. In addition, depending on the price per share of our common stock during the life of these financings, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our common stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.”

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

Townsbury, Bristol, and the unaffiliated investors who comprise CIG are off-shore residents and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible to effect service of process on the investors within the United States. It may also be difficult or impossible to enforce judgments entered against the investors in courts in the United States based on civil liability provisions of the securities laws of the United States. In addition, judgments obtained in the United States, especially those awarding punitive damages, may not be enforceable in foreign countries.

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

We Have Recently Reduced the Exercise Price of Certain Warrants Issued to Investors Which In Turn May Result in Dilution to Existing Shareholders As Well As a Downward Pressure on the Trading Price of Our Common Stock.

In accordance with the terms of previously negotiated warrants, we had the ability to reduce the exercise price of certain outstanding warrants, which may induce the warrant holder to exercise the warrants.  We re-priced from $0.27 to $0.015 a 4.2 million share warrant issued pursuant to our equity line to Townsbury.  The investor has exercised the warrant for the entire 4.2 million shares of our common stock and we received $63,000 in net proceeds.  The reduction in exercise price served as a stimulus for the exercise and issuance of underlying shares of our common stock, which may have a dilutive effect on existing shareholders and place downward pressure on the trading price of our common stock otherwise known as a market overhang.  We do not intend to issue securities that allow for reduction in the negotiated exercise price in the future unless the Company has no alternative with respect to raising financing for its continued operations

Under the Terms of Our Recent Financings We Have or May Have to Grant Partial or Complete Liens On Substantially All of Our Assets

In the event of a default under the terms of securities purchase agreements obtained as part our Recent Financings to date and in the future, the security holders can typically foreclose on the security interest in our assets. If this were to happen, we may be required to file a petition under Chapter 11 of the Bankruptcy Code seeking protection, or file Chapter 7 and liquidate.

Risks Related to the Market for Our Common Stock

We Have Been Removed From the Nasdaq SmallCap Market and We Are Uncertain How Trading on the Over the Counter Bulletin Board Will Affect the Liquidity and Share Value of Our Stock.

On July 13, 2001 our stock was removed from trading on the NASDAQ Small Cap Market as a result of the failure to comply with the NASDAQ Stock Market rules that required the minimum bid price for our common stock to exceed $1.00 per share and that we meet at least one of the following criteria:

•	Have net tangible assets equal at least $2.0 million;

•	Have market capitalization is equal to $35.0 million in public float; or

•	recognize net income of at least $500,000 in our most recent fiscal year or in two of our three previous fiscal years.

Since July 13, 2001, our stock has traded on the Over-the-Counter Bulletin Board. Although the per share price of our common stock has declined since it was delisted from the NASDAQ Small Cap Market, trading volume in our stock has remained fairly constant and has increased since the announcement of the restart of our operations.  We are uncertain, however, about the long-term impact, if any, on trading volume and share value as a result of trading on the Over-the-Counter Bulletin Board.

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

     Our common stock has traded as low as $0.012 per share and as high as $0.430 per share in the twelve months ended September 30, 2002.  Some of the factors leading to the volatility include:

•	concerns about our ability to finance our continuing operations, including the impact of the April 17, 2002 announcement of our wind down;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	fluctuations in our operating results;

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

An Investor’s Ability to Trade Our Common Stock May Be Limited By Trading Volume.

The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not continue on the Over the Counter Bulletin Board. The average daily trading volume in our common stock on the Over the Counter Bulletin Board from the start of trading on July 13, 2001 through September 30, 2002 was approximately 746,000 shares. Daily volume during that period ranged from 13,200 shares to 8,623,400 shares. The average daily trading volume in our common stock on the NASDAQ Small Cap Market was approximately 386,000 shares for the twelve months ended July 12, 2001. Our daily volume during that period ranged from 33,800 to 22,257,600 shares.

Our Issuance of Warrants and Options to Consultants for Services May Have a Negative Effect on the Trading Price of Our Common Stock.

We recently arranged to issue as consideration to several individual unaffiliated consultants performing legal, financial and advisory services in connection with the recommencement of our business operations a total of 18.5 million warrants exercisable at $0.015 per warrant share and 500,000 options exercisable at $0.03 per option share.  At the time the respective options and warrants were granted, the trading price of Calypte’s common stock was $0.03.  The Company has registered the underlying shares.  As we continue to look for ways to minimize our use of cash while obtaining required services, we may continue to issue warrants and options at or below the current market price.  In addition to the potential dilutive effect of such a large number of shares and the low exercise price of the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market In Our Securities is Limited, Which Makes Transaction in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

Shares of our common stock are “penny stocks” as defined in the Exchange Act, which are traded in the Over-The-Counter Market on the OTC Bulletin Board.  As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby.  In addition, the “penny stock” rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers.  For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.  Included in this document are the following:

• The bid and offer price quotes in and for the “penny stock”, and the number of shares to which the quoted prices apply.

• The brokerage firm’s compensation for the trade.

• The compensation received by the brokerage firm’s sales person for the trade.

In addition, the brokerage firm must send the investor:

• A monthly account statement that gives an estimate of the value of each “penny stock” in the investor’s account.

• A written statement of the investor’s financial situation and investment goals.

Legal remedies, which may be available to you as an investor in “penny stocks”, are as follows:

• If “penny stock” is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

• If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

• If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities.  Accordingly, the Commission’s rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment.  Various state securities laws pose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

Risks Related to Our Business

Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

•	actions taken by the FDA or foreign regulatory bodies relating to our products;

•	the extent to which our products and our HIV and STD testing service gain market acceptance;

•	the timing and size of distributor purchases;

•	introductions of alternative means for testing for HIV by competitors; and

•	customer concerns about the stability of our business which could cause them to seek alternatives to our products.

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

We have had FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since July 1998.  We have achieved significant market penetration within the domestic life insurance industry.  Based upon our internal estimates, we believe that as of the end of 2001, out of approximately 7 million HIV-1 tests given by the domestic life insurance industry in 2001, approximately 0.7 million were administered with our urine based tests.  However, we have not achieved significant market penetration in domestic public health agency or international markets.  A disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to either cease operations or expend more resources on market penetration.

Our Distribution and Sales Network for U.S. Hospitals, Public Health and Reference Laboratory Markets Has Thus Far Failed to Yield Significant Sales and Revenues.

Domestic health agencies are a fragmented market place with many small outlets which makes achieving market acceptance difficult.  In that we lack sufficient working capital, we have experienced difficulty in penetrating independent public health markets and agencies, as sales to public agencies require direct selling efforts.  As a result, we entered into distribution agreements with distributors of medical products to domestic health care markets including the distribution agreement announced in September 1999 with Carter Wallace Inc. and the SENTINEL HIV-1 and STD Testing Services announced in May 2000.  Due to the fragmented nature of the domestic health care market place, among other factors that may have been encountered by the distributor, these agreements did not yield significant sales and revenues and we terminated the agreement with Carter Wallace Inc. effective March 31, 2001.  We have expanded our own direct sales force to penetrate the domestic health care markets and in conjunction with other business partners, have re-launched Sentinel.  If our efforts to market our product to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenues, we may have to cease operations.

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

We Have Experienced a Decrease in the Sale of Our Cambridge Biotech Serum Western Blot Test.

Our Cambridge Biotech HIV -1 Serum Western Blot kit is the first of four supplemental blot tests for blood HIV-1 antibodies licensed by the FDA.  The Western Blot test has been in commercial distribution for more than nine years.  We sell the serum based Western Blot test for HIV-1 as a supplemental test to HIV-1 screening test products made by other manufacturers.  In our most recent fiscal year, serum Western Blot sales accounted for 42% of our revenues and sales of our Western Blot test to bioMerieux Inc. accounted for a total 25% of our sales revenues.  Subsequent to our re-start of operations in May 2002, we have not sold any of our Western Blot test to bioMerieux, although we have signed several new customers.  As there is limited competition in the supplemental testing market and the cost and time attributed to the only known production process makes it unlikely that additional companies will seek to qualify and engage in the production of these supplemental tests, we expect to regain our market share.  Until this occurs, the loss in sales to bioMerieux will have a detrimental impact on our cash flow and may (1) delay or disrupt our plans to expand the Company’s business and (2) require us to raise additional equity capital, thereby further increasing dilution, which could place further downward pressure on the price of our common stock.

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

We currently have the right to patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening tests under licensing agreements with New York University, Cambridge Biotech Corp, Repligen Corp and the Texas A&M University System.  We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a license agreement with National Institute of Health.  In the event that our financial condition inhibits our ability to pay royalty payments under our license agreements, our rights to use those licenses could be jeopardized.  Specifically, in the past fiscal year, revenues subject to the New York University, Cambridge Biotech, Repligen and Texas A&M license agreements were $2.0 million and revenues subject to the

National Institutes of Health agreement were $4.3 million.   The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products in that the license agreements provide necessary proprietary processes or components for the manufacture of our products.  As of September 30, 2002 we had accrued an aggregate of approximately $178,000 in past due royalty obligations to our patent licensors.

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Among the critical items we purchase from sole qualified source suppliers are various conjugates, fetal bovine serum, and HIV-positive and HIV-negative urine samples.  Any delay or interruption in the supply of these or other sole source components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, if our financial condition reduces our ability to pay for critical components on a timely basis, our suppliers may delay or cease selling critical components to us, which could also impair our ability to manufacture.  We typically do not have long-term supply agreements with these suppliers, instead using purchase orders to arrange for our purchases of materials.

We Have Limited Experience in Manufacturing Our Products and Little Experience in Manufacturing Our Products In Commercial Quantities.

Our lack of working capital has resulted in material production difficulties in the past including problems involving:

•	scaling up production of new products;

•	developing market acceptance for new products;

•	production yields;

•	quality control and assurance;

•	raw material supply; and

•	shortages of qualified personnel.

These difficulties that we have had and may experience in the future could effect our ability to meet increases in demand should our products gain market acceptance and reduce growth in our sales revenues.  Any such difficulty would affect our ability to meet increases in demand should our products gain market acceptance and reduce growth in our sales revenues.

The Success of Our Plans to Enter International Markets May Be Limited or Disrupted Due to Risks Related to International Trade and Marketing and the Capabilities of Us and Our Distributors.

We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers in the first three quarters of 2002 accounted for only 1% of our revenue. A majority of the companies we compete with in the sale of HIV screening test actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the US market. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

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

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

Competition in our diagnostic market is intense and we expect it to increase.  The marketplace where we sell our products is divided into two segments: (i) screening and (ii) confirmatory testing.  Within the United States, our competitors for screening tests are a number of well established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples sold by Orasure Technologies, Inc.  With the confirmatory segment on the market, we offer the only FDA approved urine-based test in conjunction with a blood-based test.  Bio-RAD Laboratories, Inc. is the only other company that offers a confirmatory blood test.  In addition to our urine and blood-based confirmation test, Orasure also offers a saliva based confirmatory test that competes with our test.   Many of our competitors have significantly greater financial, marketing and distribution resources that we do.  Our competitors may succeed in developing or marketing technologies and products that are more effective than ours.  These developments could render our technologies or products obsolete or non-competitive or otherwise effect our ability to increase or maintain our products’ market share.

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

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws could:

•	discourage potential acquisition proposals (i.e. shareholder rights plan also known as a “poison pill”);

•	delay or prevent a change in control of Calypte;

•	diminish stockholders’ opportunities to participate in tender offers for our common stock, including tender offers at prices above the then current market price;

•	inhibit increases in the market price of our common stock that could result from takeover attempts; or

•	Grant to the Board of Directors discretionary rights to designate specific rights and preferences of preferred stock greater than those of our common stock.

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

Our Board of Directors has Certain Discretionary Rights With Respect to Our Preferred Shares That May Adversely Effect the Rights of our Common Stockholders

Our Board may, without shareholder approval, designate and issue our preferred stock in one or more series. Additionally, our Board may designate the rights and preferences of each series of preferred stock it designates, which may be greater than the rights of our common stock. Potential effects on our common stock may include among other things:

•	restricted dividends;

•	dilution of voting power;

•	impairment of liquidation rights; and

•	delay or preventing a change in control of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changes in the price of our common stock, as it relates to the conversion price of the 12% convertible debentures and the exercise price of the related exercisable Class A and mandatorily exercisable Class B warrants issued to Bristol Investment Fund in February 2002 as disclosed in Note 6 to the condensed consolidated financial statements and in the “Financing Activities” subheading of Liquidity and Capital Resources in Part I, Item 2.  We also face exposure to changes in the price of our common stock as it relates to the conversion price of the aggregate of $3,125,000 face value of 8% convertible notes issued during the second and third quarters of 2002, also disclosed in Note 6 to the condensed consolidated financial statements and in Financing Activities”.  .  Additionally, we also face exposure to changes in the price of our common stock as it relates to the conversion price of the $550,000 face value of 12% convertible debenture issued during the third quarter of 2002, also disclosed in Note 6 to the condensed consolidated financial statements and in “Financing Activities”.

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

The 12% convertible debenture issued to Mercator in September 2002 is convertible into shares of the Company’s common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.05.

There have been no other material changes in the Company’s market risk exposure since December 31, 2001.

Item 4.  Controls and Procedures

(a)         Evaluation of disclosure controls and procedure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)         Changes in internal controls.

Not applicable.

PART II. OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

During the three years ended September 30, 2002, the Company completed private placements of shares of its Common Stock in January 1999, April 1999, April 2000, November 2001 and August 2002; issued $1.1 million face value of convertible debentures in January 2001; issued $425,000 face value of 12% convertible debentures in February 2002 and an additional $100,000 face value to the same party and under the same terms in May 2002; and in May 2002 also issued $2.225 million face value of 8% convertible notes and a $0.150 million convertible promissory note.  In June 2002, the Company issued a $0.1 million face value 8% convertible debenture.  In July, the Company issued an additional $0.1 million face value 8% convertible debenture and $0.650 million of additional 8% convertible notes.  In August 2002, the Company issued an additional $0.250 million face value 8% convertible note.   Finally, in September 2002, the Company issued a $550,000 face value 12% convertible debenture.  Earlier, in January 2001 the Company entered into a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility.  Upon the termination of that facility, the Company entered into a second equity line facility in August 2001.  These transactions are discussed in greater detail in “Financing Activities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Part I, Item 2.

The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 as amended (“Securities Act”).  Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and, with the exception of shares in the private placements in November 2001 and August 2002,were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on January 25, 2001 and subsequently amended on February 9, 2001 and March 5, 2001 for the first equity line of credit.  Shares sold pursuant to the second equity line were registered for resale by the investor on a Form S-2 filed on October 26, 2001.  Shares issued in the November 2001 private placement were also sold to accredited investors but the transfer of the securities did not include registration rights; pursuant to Rule 144 of the Securities Act the transfer of these securities will be restricted for twelve months from the date of purchase.  Shares sold in the August 2002 private placement were sold to accredited investors pursuant to Regulation S.  The debenture holder in the $1.1 million transaction was also an accredited investor as defined by Rule 501 of the Securities Act and the Company registered for resale shares that were converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001.  The proceeds from each private placement, from each of the debentures, and from the equity lines of credit have been used to finance operations.”

In February 2002, the Company entered into an agreement to issue up to $850,000 face value of 12% secured convertible debentures.  The Company issued one debenture in the face amount of $425,000 concurrent with signing the agreement and a second debenture in the face amount of $100,000 in May 2002.  The Company also issued warrants to purchase up to 13,785,000 shares of its common stock in conjunction with the convertible debenture agreement.  During the second quarter of 2002, the investor converted principal of approximately $60,000 plus accrued interest attributable to the February debenture into 4,462.425 shares of restricted common stock.  No warrants have been exercised as of September 30, 2002.  The Company filed a registration statement on Form S-2 for resale of the shares by the investor pursuant to conversion of the debentures or exercise of the warrants on March 20, 2002.  At November 8, 2002, the registration statement is not yet effective.  The proceeds from the debentures were used to finance operations.

Between May and August 2002, in conjunction with the CIG financing that enabled the restart of its operations, the Company issued an aggregate of $3.125 million face value of 8% convertible notes, a $0.150 million face value 10% convertible promissory note and two $0.1 million face value 8% convertible debentures to several accredited offshore investors pursuant to subscription agreements under Regulation S.  In September 2002, the Company issued an additional $0.550 million 12% debenture pursuant to Regulation S, that is intended to be the first tranche of a $2.0 million commitment between the investor and the Company.  The agreements all provide cost-free registration rights to the holders of the notes and debentures for the registration of the underlying conversion shares of the Company’s common stock.  The Company has not yet filed a registration statement applicable to these transactions.  The proceeds from the notes and debentures were used to finance operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the third quarter of 2002.

Item 5.    Other Information – Subsequent Events

During October 2002, the Company completed two additional draw downs under its equity line facility with Townsbury, issuing 6.4 million shares at an average price of $0.078 per share and receiving net proceeds of $448,000 after deducting fees and expenses.  The Company has sold substantially all of the currently registered shares under its equity line with Townsbury pursuant to draw downs under the equity line and Townsbury’s exercise of its 4.2 million share warrant and has received an aggregate of $3.3 million of the $10 million commitment pursuant to draw downs.

In the fourth quarter of 2002, the Company renegotiated the terms of the option grant contained in Mr. Cataldo’s Employment Agreement, canceling the option grants in excess of the 900,000 shares permitted by the Company’s 2000 Equity Incentive Plan to be issued annually to one plan participant and deferring a portion of his salary.  An additional 7,066,666 of the previously-granted options will be reissued out of the Company’s 2000 Equity Inventive Plan, subject to stockholders approval of the proposal to increase the share authorization by 83 million and permit annual grants of up to 10 million shares to an individual plan participant. The Company has also deferred approximately 30% of Mr. Cataldo’s cash compensation, which the Company is accruing, until such time as we mutually agree the Company is in a financial position to compensate him in accordance with the terms of his agreement.  In return for these concessions, the 7,066,666 options will be fully vested upon stockholder approval on the day of the annual meeting. All other terms and conditions of the original grant remain unchanged. This modification in terms will trigger a new measurement date upon stockholder approval that may result in a compensation expense for any intrinsic value on that date.

Additionally, subject to stockholder approval as described above, the Company plans to reserve 4,400,000 shares for issuance to Nancy Katz, the Company’s President and Chief Executive Officer, under the 2000 Equity Incentive Plan pursuant to her employment agreement. The options granted Ms. Katz are exercisable at $0.08 per share and are fully exercisable. The measurement date for this grant will be upon stockholder approval and may result in compensation expense for any intrinsic value on that date.

Item 6.     Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 10.119 Employment Agreement between the Registrant and Nancy E. Katz dated October 31, 2002

Exhibit 99.1 Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Anthony J. Cataldo, Executive Chairman

Exhibit 99.2 Certification pursuant to the Sarbanes-Oxley Act of 2002 by Nancy E. Katz, President and Chief Executive Officer

Exhibit 99.3 Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Richard D. Brounstein, Executive Vice President and Chief Financial Officer

b.	Reports on Form 8-K

Form 8-K regarding Other Material Events, filed July 17, 2002. Announcement of completion of a financing transaction of convertible notes pursuant to Regulation S, including form of subscription agreement and notes filed as exhibit.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION

(Registrant)

Date: November 14, 2002	By:	/s/ RICHARD. D. BROUNSTEIN

Richard D. Brounstein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)