Form 10-K/A
period 2001-12-31
CALYPTE BIOMEDICAL CORP
filed 2002-12-20
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A(No.2)

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

CALYPTE BIOMEDICAL CORPORATION
FORM 10-K/A (No.2)

Except for the historical information contained in this annual report on Form 10-K/A (No.2), the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, uncertain market acceptance of our proprietary method of determining the presence of HIV antibodies, our limited experience selling and marketing our HIV-1 urine-based tests, limited operating history, and our ability to obtain additional financing, as well as the other risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A (No.2). The Company assumes no obligation to update any forward-looking statements contained herein.

PART I

Item 1.    Business

The Company

Calypte Biomedical Corporation (“Calypte” or the “Company”) believes that it is a leader in the development of a urine-based screening test for the detection of antibodies to the Human Immunodeficiency Virus, Type-1 (“HIV-1”), the putative cause of Acquired Immunodeficiency Syndrome (“AIDS”) as Calypte is the only company that has obtained Food and Drug Administration (“FDA”) approval for the marketing and sale of urine-based screening tests for the detection of antibodies to the HIV-1. The Company has integrated several proprietary technologies to develop a test (the “Calypte urine-based HIV-1 screening test”) which, in clinical trials, detected the presence of HIV antibodies in urine with 99.7% sensitivity in subjects previously identified as HIV-1 infected through blood-based (serum/plasma) screening tests. In subjects at low risk for HIV, the specificity of the Calypte urine-based HIV-1 screening test used with a companion urine-based Western Blot supplemental test was 100%. Specificity and sensitivity in other populations, including those at high risk and those with other medical conditions, has been shown to be reduced in other clinical trials when compared to testing with blood specimens. Calypte believes that its proprietary urine-based HIV-1 screening test offers significant advantages compared with existing blood-based tests, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. In contrast to blood, urine collection is non-invasive and painless, and urine is the most commonly collected body fluid. Consequently, the Company expects that most businesses and organizations that conduct HIV-1 testing will find the cost of collecting, handling, testing and disposing of urine specimens to be significantly less than that of blood specimens. In addition, independent studies report that the likelihood of finding infectious HIV virus in urine is extremely low, greatly reducing the risk and cost of accidental exposure to health care workers, laboratory personnel, and patients being tested.

The Company was incorporated in California in 1989 and subsequently reincorporated in Delaware in 1996 at the time of its initial public offering. In August 1996, the Company received a product license and an establishment license from the Food & Drug Administration (“FDA”) to manufacture and sell, in interstate and foreign commerce, the Company’s urine-based HIV-1 screening test for use in professional laboratory settings. In May 1998, Cambridge Biotech Corporation (“Cambridge Biotech”), the manufacturer of the companion urine-based HIV-1 Western Blot supplemental test, also received the product and establishment licenses from the FDA with respect to its urine-based Western Blot test. Calypte uses the Cambridge Biotech Western Blot urine-based test as a supplemental test on samples that have been repeatedly reactive in Calypte’s urine-based HIV-1 antibody screening test. As a result of the regulatory approvals, Calypte’s screening test, when used with the Western Blot urine-based supplemental test for HIV-1, became, and remains, the only complete FDA-approved urine-based HIV testing method. Alternatively, Cambridge Biotech’s serum-based Western Blot HIV-1 test can also be used as a supplemental confirmatory test for subjects whose urine samples have been reactive in Calypte’s urine-based screening test. As the Company’s urine-based HIV-1 screening test is marketed and used in conjunction with the Cambridge Biotech Western Blot supplemental test, and the Western Blot test did not receive establishment licenses from the FDA until 1998, the Company did not actively begin to market and sell its urine-based HIV-1 screening test until 1999.

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

In November 1999, Calypte received FDA approval of a “Day Assay” format for its “Cambridge Biotech” HIV-1 serum Western Blot assay. The FDA approval permits use of the supplemental serum-based Western Blot test in either a “Day Assay” (five hour) or overnight format, and allows more rapid test results for customers and their patients who need the results of their HIV tests as rapidly as possible.

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

In order for us to successfully implement our business plan, we must overcome certain impediments. Specifically, in April of 2002, we announced the winding down of our business operations in that we lacked sufficient capital to continue to successfully implement our business model. Subsequently, in May of 2002, we announced an arrangement for new funding, which allowed for Calypte to resume and recommence regular business operations. Based upon our tenuous financial condition, our independent auditors have issued an opinion that raises substantial doubt about our ability to continue our business operations as a going concern. We continue to reassess our business plan and capital requirements as a result of the wind-down and subsequent restart of our operations. We do not believe that our currently available financing will be adequate to sustain operations at current levels through the remainder of 2002 unless new financing is arranged. Although, as of May 31, 2002 we have completed new financings against an initial $5 million new funding commitment more fully discussed in Part II, Item 5., Subsequent Events, we do not know if we will succeed in raising enough additional funds through further offerings of debt or equity. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange additional financing of at least $5 million in the next twelve months in addition to the Cataldo Investment Group (“CIG”) commitment. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

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

All of the Company’s current products qualify for insurance reimbursement coverage. The Company sells its current urine-based products primarily to reference laboratories utilized by various life insurance companies who in turn receive compensation from the insurance companies who order the tests. Consequently, the reimbursement payments are not made directly to Calypte. Even with reimbursement approvals, there can be no assurance that the Company’s urine-based screening and supplemental tests will gain any significant degree of market acceptance among physicians, patients, or healthcare payors. As the Company seeks to develop other products and obtain FDA approval for them in the future, insurance reimbursements will be necessary to facilitate their market acceptance.

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

The Sentinel Testing Service

In May 2000, the Company launched its participation in a new national urine-based testing service for HIV-1 antibody, chlamydia, and gonorrhea. The service, called Sentinel™ (“Sentinel”), was initially a collaboration between the Company, Wampole Laboratories, a division of Carter-Wallace, Inc. and Clinical Reference Laboratory. In August 2001, modifications were made to the service to strengthen the product offering. Sentinel is now a collaboration between the Company and Center for Disease Detection, a reference laboratory licensed for diagnostic testing throughout the United States. The service offers a painless, non- invasive, urine-based sampling method designed to identify HIV-1 antibody, and chlamydia and gonorrhea sexually transmitted diseases (“STDs”). The Sentinel service provides a four-day response and for the testing of all three STDs on urine, Sentinel is priced below the Medicaid reimbursement level in most states. The service is targeted primarily to community-based and AIDS service organizations. The Company manufactures the HIV-1 antibody tests used in the Sentinel service. Sentinel screening sales were not significant in either 2001 or 2000 as a result of:

•	The release of Sentinel not occurring until June 2000.

•	The market for the Sentinel product being extremely fragmented as the product is directed toward small local laboratories.

•	The Company encountering significant start-up costs in launching the Sentinel product.

•	The Company lacking the required resources to market the product based upon the fragmented marketplace.

The Company entered into a joint venture with Wampole Laboratories, a division of Carter-Wallace, to utilize their resources in an effort to obtain market share given the Company’s lack of resources which were required to launch Sentinel. The venture with Wampole Laboratories was not successful and was terminated during 2001. Although the Company continues to focus on expanding the U.S. diagnostic and Sentinel business during 2002, sales have remained immaterial.

HIV Viral Lysate Stock

HIV viral lysate is a component that Calypte uses in the manufacture of its Cambridge Biotech Western Blot supplemental test products. Although Calypte does not actively market HIV viral lysate as a distinct product line, it does make sporadic sales of its HIV viral lysate stock from time to time. During 2001, viral lysate sales accounted for approximately 20% of Calypte’s revenues. The largest customer for viral lysate in 2001 and Calypte’s second largest single customer was the Murex Division of Abbott Laboratories Inc. We believe that the large percentage of revenue attributed to the sale of our HIV viral lysate in 2001 may have resulted from Murex’s decision to stockpile larger than normal quantities of viral lysate in light our tenuous financial condition in an effort to avoid a potential interruption of supply. Subsequent to the restart of our operations in May 2002, we have not sold any viral lysate. We expect HIV viral lysate sales to remain low for the balance of 2002. We are seeking new customers for this product but have no expectation of near-term demand for this product from Murex or others. However, as we view our HIV viral lysate as a component material, its sale is not considered to be a major component of our anticipated future revenue but rather a supplemental revenue source.

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

Sales, Marketing and Distribution

The Company’s marketing strategy is to use distributors and focused direct selling to penetrate certain targeted domestic markets. The Company maintains a small direct sales force to sell the Company’s HIV-1 screening test and potential future products to community-based organizations, public health laboratories, reference laboratories and the life insurance market. International and other U.S. markets have been addressed utilizing diagnostic product distributors. In late summer of 1998, the Company began selling its urine-based HIV-1 screening test with the Western Blot supplemental test in the U.S. To date, the Company has received approval for the sale of its product outside of the U.S. in Indonesia, the Republic of South Africa, the People’s Republic of China, and Malaysia. Several international approvals are pending, and the Company is working collaboratively with its distributors to obtain regulatory approval to market and promote the products in their local markets.

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

Company	Effective Date of Arrangement	Term of Arrangement	Geographic Region	Markets/Products	Type of Arrangement (2)
Calypte			United States	Community-based organizations, Public Health and Reference Laboratories, Life Insurance testing
Calypte			Canada	Serum Western Blot – all markets; EIA and urine Western Blot – Life Insurance testing
bioMerieux	(1)	Month-to-month	Worldwide	Serum Western Blot products	Non-exclusive
Otsuka Pharmaceutical	12/98	Evergreen	Japan	Urine only	Exclusive
Teva Medical Ltd.	12/94	Evergreen	Israel	Urine only	Exclusive
Pacific Business Development, Inc.	7/99	3 years, with 2 year renewal option	South Korea	All	Exclusive - urine Non-exclusive - serum
Uni-Health Services Sdn. Bhd.	10/99	1 year following registration, with renewal option	Malaysia	All	Exclusive
BioBras S. A.	5/00	3 years; 2 year renewal option	Brazil	All	Exclusive - urine Non-exclusive - serum
Beijing Hua Ai Science and Technology Development Co., Ltd.	5/00	30 months following registration; 3 year renewal option	Peoples’ Republic of China	Urine EIA only	Exclusive
Medicure, Inc.	3/01	3 years with 2 year renewal option	Philippines	All	Exclusive - urine Non-exclusive - serum
PCN Healthcare	6/01	3 years with 2 year renewal option	Thailand	All	Exclusive - urine Non-exclusive - serum
Centrum Promontora Internacional	2/02	3 years with 2 year renewal option	Mexico	All	Exclusive - urine Non-exclusive - serum
REM Industria E. Comerica LTDA	12/01	3 years with 2 year renewal option	Brazil	Serum only	Non-Exclusive

(1)
Previous arrangement with Organon-Teknika was assumed by bioMerieux upon their acquisition of Organon-Teknika in 2000. bioMerieux did not resume their relationship with Calypte subsequent to the restart of operations in May 2002 and was replaced by Adaltis, Inc. in June 2002

(2)	All serum products are sold on a non-exclusive basis. Urine EIA (screening) and supplemental tests are distributed on the basis of country or territory exclusivity.

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

The Company has licensed from NYU, on an exclusive basis, a U.S. patent for the detection of antibodies to HIV in urine. The rights under the license extend until the expiration of the U.S. patent in 2009. The Company has the right to make, use, sell and sublicense products utilizing the technology described in the patent and is obligated to make certain fixed and royalty payments based on sales of its EIA screening test products utilizing the licensed technology, with a minimum annual royalty to NYU to maintain exclusivity of the license. Should the Company fail to meet the minimum annual royalty threshold based on its covered sales, it will be required to compensate NYU for any shortfalls up to the amount of the minimum royalty to maintain exclusivity under the agreement. The Company had failed to pay the minimum royalties attributable to fiscal years 2000 and 2001, however NYU has accepted 750,000 shares of restricted common stock with registration rights in consideration for those past due amounts to maintain the exclusivity portion of the agreement through 2002. The Company has agreed to use its best efforts to effectuate a registration statement for the underlying shares, however the agreement with NYU does not provide for a specific penalty in the event the Company fails to file and/or maintain an effective registration statement within a reasonable period of time. In connection with the NYU license, the Company also funded research at NYU through 1999. The Company has exclusive worldwide license to NYU inventions that arise from the research funded by the Company.

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

The Company has been granted other less significant licenses, including a non-exclusive license from Texas A&M University to make, have made, use and sell products based on its proprietary recombinant expression systems. The Company is required to pay a fixed minimum and royalty payments to Texas A&M University on net sales varying with the content of Texas A&M technology in the Company’s EIA screening test product. To date, the Company has made all required annual minimum payments required under the terms of this agreement.

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

In the event that the Company does not develop alternate sources of revenues, its obligation to make minimum royalty payments under licenses requiring such payments could have a material adverse impact on the Company’s results of operations. Failure to make required minimum royalty payments might also result in the loss by the Company of exclusivity under, or termination of, such certain licenses. In February 2002, the Company reached agreements with NYU with respect to past due royalty payments whereby NYU agreed to accept 750,000 shares of the Company’s restricted common stock with registration rights in satisfaction of the

Company’s minimum royalty payments (required to maintain exclusivity) for both 2000 and 2001 and any shortfall between the percentage royalty rate on EIA sales and the annual minimum royalty payment for 2002. The agreement does not provide for the issuance of any additional shares to NYU in the event of any future shortfalls. The Company has also reached agreements with bioMerieux and NIH regarding past due payments under their respective license agreements. To date, the Company has made two of the three agreed-upon payments to NIH to satisfy all past due payments under that license agreement. The final payment of the remaining one-third of the agreed liability is due on December 31, 2002. The Company and bioMerieux have reached agreement regarding the amount of past due royalties attributable to 1998 through the first quarter of 2002 under that license agreement, and during the second and third quarters of 2002, the Company has made payments in satisfaction of the entire liability.

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

Clinical Laboratory

The Company has not established a clinical reference laboratory and its customers depend upon the services and facilities of independent clinical reference laboratories to process the Company’s tests.

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

The suppliers of blood-based HIV tests in the United States include Abbott Laboratories (“Abbott”), Biomerieux, Ortho Clinical Diagnostics (“Ortho”), a division of Johnson & Johnson, and Bio-Rad Laboratories (“Bio-Rad”). All of these companies have many years of HIV market experience, and they typically offer a number of different testing products. Abbott, Bio-Rad and Ortho currently sell FDA-licensed blood-based HIV-1/HIV-2 combination tests on the market in the United States, and other companies may be developing HIV-1/HIV-2 products. Calypte’s current urine-based screening test does not include testing for HIV-2 and the Company does not currently plan to add HIV-2 screening capability to this test. The Company is exploring the introduction of a urine-based test that includes HIV-2 as part of its rapid test development, as discussed earlier in “Products Under Development.” In addition nucleic acid amplification testing (“NAT”), has received approval for screening plasma donations. There is no consensus at this time on the use of serological testing in the NAT algorithm.

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

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debenture holders in the principal amount of $550,000, pursuant to Regulation S . Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s Common Stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debenture holder increased to 15% of the average low bid price for the Company’s Common Stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 200,000 shares of Common Stock at an exercise price of $1.50. The shares underlying the debentures and warrant were registered using a Form S-3 Registration Statement. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001.

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

In August 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s Common Stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s Common Stock. The purchase price of the Common Stock purchased pursuant to any draw down will be equal to 88% of the daily volume weighted average price of the Company’s Common Stock on the applicable date. In conjunction with the signing of the stock purchase agreement, in October 2001, the Company issued a 7-year fully-vested warrant to the investment fund to purchase up to 4,192,286 shares of common Stock at an exercise price of $0.2743 per share. The private placement of the related warrants was exempt from registration pursuant to Regulation S. Since the Registration statement became effective in November 2001 through December 31, 2001, the Company issued a total of 2,182,144 shares of its common stock at an average price of $0.197 per share and received proceeds of approximately $406,000 after deducting expenses of the transactions.

In November 2001, the Company sold 1,575,855 shares of Common Stock under Regulation D of the Securities Act of 1933 (“the Securities Act”), to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors will be restricted for twelve months from the date of purchase. Three members of the Company’s Board of Directors, David Collins, Nancy Katz, and Mark Novitch, purchased an aggregate of 721,154 shares of this offering. The proceeds of this offering have been used to fund the Company’s current operations. The purchase transactions by the Company’s Board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition of the Company at the time.

Subsequent Events

Subsequent Financings

Between January 1 and May 31, 2002, the Company issued 5,618,567 shares of its common stock under its equity line facility at an average price of $0.177 and received net proceeds of $939,000 after deducting expenses.

On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (CIG) whereby CIG agreed to provide approximately $1.5 million within 90 days and an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations.

CIG is essentially a de facto entity comprised of a number of unaffiliated investors assembled by Mr. Anthony Cataldo, the Company’s executive chairman to facilitate investments in the Company. Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG. As a condition precedent to the initial investment, it was requested that Mr. Cataldo be appointed Executive Chairman in connection with the restart of the Company’s operation. Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors. During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period. The Company initially came into contact with individual investors that comprise CIG via certain existing security holders of the Company who were concerned about the Company winding down its business affairs and their investment (holdings) in the Company. Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the acronym CIG. The individual investors that comprise the de facto entity referred to as CIG are not affiliated and Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual investors that comprise CIG. To the best of the Company’s knowledge, the individual investors of CIG are not affiliated with each other. Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing. He continues to actively pursue raising the necessary capital to fund the Company’s on-going operations. There are no defined terms with respect to investments that can be attributed to CIG and as such all financing arrangements must be negotiated on an individual basis. To date, to the best of the Company’s knowledge, all investors that have been aggregated under the acronym CIG are offshore residents. Additional new investors not a part of the original CIG investment in the Company may be referred to going forward under the acronym CIG.

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

The components of the financing through May 31, 2002 include the following:

On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to the private investment fund Bristol Investment Fund Ltd. under an exemption provided by Regulation S. This debenture has the same terms as those of the initial debenture and related warrants as more fully disclosed later in this section. The closing price for Calypte stock on May 10, 2002 was $0.03.

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

Calypte has reduced the exercise price of the Townsbury warrant as permitted by the originally negotiated terms of the warrant. The reduced exercise price has served as an inducement for Townsbury to exercise the warrant as Calypte was in need of additional funds for the resumption and continuation of its business operations. In light of Calypte’s precarious financial condition and the Company being in danger of ceasing operations, the exercise price was modified to allow for the Company to receive additional financing. The Company viewed modification of the exercise price as fair and reasonable under the circumstances. Townsbury was and is viewed as an unaffiliated party of the Company.

Pursuant to Regulation S, Calypte has issued a series of 8% convertible notes in the aggregate principal amount of $2.225 million. These notes have a 24 month term and are convertible into shares of the Company’s common stock at the lesser of $.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity. Calypte has received approximately $1.9 million in proceeds after deducting fees and costs associated with these notes. Under the terms of the subscription agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the notes and use its reasonable commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. In the event there is a registration default under the agreement, the Company shall pay, at the subscribers’ option, in cash or stock, as liquidated damages an amount equal to 2% of the note principal per month.

The following table sets forth the individual investors who have subscribed to the 8% convertible notes:

Investor	Amount	Transaction Date	Calypte Closing Price	Shares Issued/ Converted
8% Convertible Notes—	$500,000	5/24/02	$0.12	0
Alpha Capital Aktiengesellshaft Stonestreet Limited Partnership	$500,000	5/24/02	$0.12	0
Filter International Ltd.	$150,000	5/24/02	$0.12	0
Camden International Ltd.	$250,000	5/24/02	$0.12	0
Camden International Ltd.	$100,000	5/24/02	$0.12	0
Domino International Ltd.	$150,000	5/24/02	$0.12	0
Thunderbird Global Corporation	$75,000	5/24/02	$0.12	0
BNC Bach International Ltd.	$200,000	5/24/02	$0.12	0
Excalibur Limited Partnership	$200,000	5/24/02	$0.12	0
Standard Resources Ltd.	$100,000	5/24/02	$0.12	0
	$2,225,000

At this time we are currently in the registration process for $525,000 of the Bristol Debentures and have not begun the process for any CIG financing.

Calypte has issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial and business advisory services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8.

The consultants have exercised warrants and options aggregating 13,333,333 shares as of May 31, 2002 and Calypte has received proceeds of $200,000.

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

On February 11, 2002, the Company signed a securities purchase agreement with Bristol pursuant to which the fund agreed to purchase an aggregate of $850,000 of 12% secured convertible debentures maturing two years after issuance. As of May 31, 2002, the Company has issued $525,000 of debentures and has received net proceeds of $470,000. Since the Company is not including the shares underlying the remaining $325,000 of the debenture commitment in its current registration statement, Bristol is not obligated to purchase the $325,000 of the remaining debenture until such time as the underlying shares are registered. The Company will not register the shares underlying the $325,000 remaining debenture until it has been issued and is at market risk. The outstanding debentures bear interest at the annual rate of 12% payable quarterly in common stock or cash at Bristol’s option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s common stock. The conversion price for the debentures is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. On May 31, 2002, Bristol converted approximately $60,000 of principal plus accrued interest and the Company issued approximately 4,462,000 shares of its Common Stock at $0.014 per share. In addition, upon effectiveness of the registration statement, Bristol is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

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

Restructure of Trade Debt

On February 12, 2002, the Company completed a restructuring of approximately $1.7 million of its past due accounts payable and certain 2002 obligations with 27 of its trade creditors. Under the restructuring, the

Company issued approximately 1.4 million shares of its Common Stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The Company agreed to use its best efforts to register the shares within 45 business days of the closing date. As of the current date, the Company has not filed the registration statement, however, the agreement does not provide for any specific penalties on the Company for its failure to file a registration statement within the prescribed period.

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

Item 6.    Selected Consolidated Financial Data

Presented below is the selected consolidated financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 (in thousands).

	Year Ended December 31,
	2001	2000	1999	1998	1997
Consolidated Statement of Operations Data:
Revenues:
Product sales	$6,826	$3,296	$3,728	$951	$376

Total revenue	6,826	3,296	3,728	951	376

Operating expenses:
Product costs	6,986	5,891	4,721	1,912	2,305
Research and development	1,546	2,254	4,123	3,881	3,685
Selling, general and administrative	6,740	7,568	5,081	3,925	2,317

Total expenses	15,272	15,713	13,925	9,718	8,307

Loss from operations	(8,446)	(12,417)	(10,197)	(8,767)	(7,931)
Interest income (expense), net	(1,364)	166	171	308	139
Other income	539	9	2	1	—

Loss before income taxes and extraordinary item	(9,271)	(12,242)	(10,024)	(8,458)	(7,792)
Income taxes	(2)	(2)	(2)	(2)	(2)

Net loss before extraordinary item	(9,273)	(12,244)	(10,026)	(8,460)	(7,794)
Extraordinary gain on repurchase of beneficial conversion feature, net of income taxes	145	—	—	—	—

Net loss	(9,128)	(12,244)	(10,026)	(8,460)	(7,794)

Less dividend on mandatorily redeemable Series A preferred stock	(120)	(120)	(120)	(120)	(120)

Net loss attributable to common stockholders	$(9,248)	$(12,364)	$(10,146)	$(8,580)	$(7,914)

Net loss per share attributable to common stockholders	$(0.30)	$(0.52)	$(0.52)	$(0.64)	$(0.72)

Weighted average shares used to compute net loss per share attributable to common stockholders	30,928	23,859	19,333	13,432	11,028

	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data:
Cash and cash equivalents	$287	$723	$2,652	$3,121	$10,820
Securities available for sale	—	—	503	650	—
Working capital (deficit)	(4,289)	(875)	1,860	4,444	8,917
Total assets	4,262	5,006	7,821	9,945	12,950
Long-term portion of capital lease obligations and notes payable	22	78	50	23	282
Mandatorily redeemable Series A preferred stock	2,456	2,336	2,216	2,096	1,976
Accumulated deficit	(88,153)	(79,025)	(66,781)	(56,755)	(48,295)
Total stockholders’ equity (deficit)	(5,500)	(1,531)	1,330	4,631	8,069

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and related notes that are provided under Part II, Item 8 of this Annual Report on Form 10-K/A (No.2).

The forward-looking information set forth in this Annual Report on Form 10-K/A (No.2) is as of May 31, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to May 31, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K/A (No.2), the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 36 of this Form 10-K/A (No.2).

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

In 2001 the Company more than doubled its full-year 2000 revenues, but due to the wind-down and restart (see Subsequent Financings) it expects negative growth in revenue in 2002. The Company’s marketing strategy is to use focused direct selling, distributors, and marketing partners to penetrate targeted domestic markets. For some time, the Company has maintained a small direct sales force to market its urine-based HIV-1 tests to reference laboratories serving the life insurance market. Beginning in the first quarter of 2001, the Company expanded its direct sales force to target other domestic sectors, including public health clinics and laboratories and community based advocacy and service groups. The Company addresses international markets utilizing resident diagnostic product distributors. The Company expects operating losses to continue during 2002 and 2003 as it is restarting its operations and as it continues to expand its sales and marketing activities for its current products domestically and internationally and conducts additional research and development for process improvements and new products. Depending on the success of international introductions of its current HIV screening and supplemental tests and the timing of new product development and regulatory testing cycles, the Company expects to achieve a small operating profit no earlier than mid-2004. There can, however, be no assurance that the Company’s current or potential new products will be successfully commercialized or that the Company will achieve significant product revenues. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

In order for us to successfully implement our business plan, we must overcome certain impediments. Specifically, in April of 2002, we announced the winding down of our business operations in that we lacked sufficient capital to continue to successfully implement our business model. Subsequently, in May of 2002, we announced an arrangement for new funding, which allowed for Calypte to resume and recommence regular business operations. Based upon our tenuous financial condition, our independent auditors have issued an opinion that raises substantial doubt about our ability to continue our business operations as a going concern. We continue to reassess our business plan and capital requirements as a result of the wind-down and subsequent restart of our operations. We do not believe that our currently available financing will be adequate to sustain operations at current levels through the remainder of 2002 unless new financing is arranged. Although, as of May 31, 2002 we have completed new financings against an initial $5 million new funding commitment more fully discussed in Part II, Item 5., Subsequent Events, we do not know if we will succeed in raising enough additional funds through further offerings of debt or equity. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange additional financing of at least $5 million in the next twelve months in addition to the Cataldo Investment Group (“CIG”) commitment. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

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

Customer Trends

HIV-1 Urine Test Sales

Sales of our urine HIV-1 screening test accounted for 29% and 37% of our total sales for the years ended December 31, 2001 and 2000, respectively, and increased by $736,000 or 60% from $1,228,000 in 2000 to $1,964,000 in 2001. Sales of our urine Western Blot supplemental test accounted for approximately 2% of calendar year 2001 revenue and approximately 3% of calendar year 2000 revenue, increasing by $63,000 or 70%, from $90,000 in 2000 to $153,000 in 2001.

Domestic Sales.    Sales of our HIV-1 screening test to domestic life insurance reference labs accounted for 85% of screening test revenue for calendar year 2001 and for 94% of screening test revenue in 2000. These reference lab sales were distributed between five labs in both 2001 and 2000. LabOne acquired Osborn Laboratories during 2001, reducing to four the number of reference lab customers on a prospective basis. The individual lab sales as a percentage of total reference lab sales range from 6% to 50% in 2001 and from 2% to 37% in 2001, with LabOne being the largest of the four in both periods. The combination of LabOne and Osborn accounted for We market our HIV-1 urine screening test to both the reference labs and to over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one lab to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference labs must use our testing products to satisfy the demand of insurance companies desiring urine testing. Although Calypte does not expect to lose LabOne or any other reference lab as a customer, should such a loss occur, its impact would be only short-term, while the insurance companies using urine-based testing in their policy underwriting determinations realigned themselves with another lab offering our urine-based testing algorithm. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies or community-based organizations were not material in 2001 or 2000. Sales of our urine Western Blot test are generally made to the same reference lab customers who purchase the urine-based screening test.

International Sales.    International sales of our urine-based screening test are not currently a material component of our revenue, but we see significant potential for international distribution of our urine-based testing algorithm. Our primary focus is currently on developing distribution relationships in China and Africa and qualifying our products through the World Health Organization (“WHO”). We plan to qualify all of our urine-based testing products for WHO, which serves as both a quasi-regulatory body and a potential funding source for many countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of our products.

Serum Western Blot Sales

Sales of our serum based Cambridge Biotech HIV-1 serum Western Blot supplemental test kit accounted for 42% of our revenues for the year ended December 31, 2001 and 38% of our revenues for the year ended December 31, 2000. Serum blot sales increased $1.6 million or 127% from $1.3 million in 2000 to $2.8 million in 2001. Sales of this product to bioMerieux Inc. accounted for approximately 25% of our total revenues for the year ended December 31, 2001. Ortho Clinical Diagnostics, a division of Johnson & Johnson Inc., had been our primary serum Western Blot distributor during 2000, accounting for approximately 28% of our total revenue for 2000. Calypte and Ortho terminated their distribution relationship early in 2001 and Calypte engaged Organon-Teknika as our primary serum blot distributor. BioMerieux subsequently acquired Organon-Teknika later in 2001, but the distribution relationship remained unchanged. Subsequent to the restart of our operations in May 2002, we have not sold to bioMerieux. We have, however, signed a new distributor for this product. We believe that the loss of serum Western Blot sales to bioMerieux will only impact revenues on a short-term basis. Since there is limited competition in the supplemental testing market, we anticipate that we will be able to rebuild market share and revenues to previous levels.

Viral Lysate Sales

Sales of viral lysate accounted for approximately 20% of our revenue for the year ended December 31, 2001 and approximately 7% for the year ended December 31, 2000. Lysate sales increased by $1.1 million or more than 5 times, from $230,000 in 2000 to $1,351,000 in 2001. The HIV viral lysate which we sell is a component of the production of our urine based screening tests. There is a limited and sporadic demand for our HIV viral lysate. The largest customer for our viral lysate in both 2001 and 2000 was the Murex division of Abbott Laboratories, Inc. We believe that the large percentage of revenue attributed to the sale of our HIV viral lysate in 2001 may have resulted from Murex’s decision to stockpile larger than normal quantities of viral lysate in light our tenuous financial condition in an effort to avoid a potential interruption of supply. We sold an additional $220,000 of lysate to Murex during the second quarter of 2002, presumably based on the same motivation. Subsequent to the restart of our operations in May 2002, we have not sold any viral lysate. We expect HIV viral lysate sales to remain low for the balance of 2002. We are seeking new customers for this product but have no expectation of near-term demand for this product from Murex or others. However, as we view our HIV viral lysate as a component material, its sale is not considered to be a major component of our anticipated future revenue but rather a supplemental revenue source.

Results of Operations

Years Ended December 31, 2001 and 2000

Calypte’s 2001 revenues totaled $6.8 million compared with $3.3 million for 2000, an increase of $3.5 million or 107%, making 2001 the Company’s record revenue year. Screening test revenues increased by $736.000 or 60%. Sales of the screening test to insurance company reference labs increased by $510,000 or 44% due to an increase in the number of insurance companies using urine testing and, in some cases, the broadening of policy limits for which underwriters accept urine testing.

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

Sales of supplemental tests and viral lysate increased $2.8 million or 135% in 2001 compared with 2000 revenues. Urine Western Blot sales increased $63,000 or 70%, but from $90,000 in 2000 to $153,000. Serum Western Blot sales increased by 130% or nearly $1.5 million compared to 2000 levels. The increase in serum blot sales is attributable to a combination of new business from bioMerieux, which acquired Organon-Teknika shortly after Organon-Teknika discontinued production of its Western Blot product and switched its customers to Calypte’s blot, as well as to the impact of a significant price increase the third quarter of 2001. Serum Western Blot test volume increased 121% year over year and bioMerieux became Calypte’s largest customer in 2001.

Sales of the Company’s HIV viral lysate, a component Calypte uses in the production of its Western Blot products and which it sporadically sells to another manufacturer of serum-based HIV diagnostic tests and other parties, increased by $1.1 million or more than 5 times compared to 2000 levels and accounted for approximately 20% of 2001 revenues. During the second quarter of 2001, the primary customer for the viral lysate expressed concern regarding the viability of Calypte as a continuing supplier and increased its orders with the intent of stockpiling. Although Calypte continues to expect orders for viral lysate from this customer in the future, potentially as early as the second quarter of 2002, it does not expect 2002 orders to be at the level of 2001 orders.

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

R&D costs decreased $708,000 or 31% from $2,254,000 in 2000 to $1,546,000 in 2001. Approximately one third of the decrease is attributable to the discontinuation of the pure research function early in 2001 when Calypte’s founder left the Company to pursue his interests in a genomics venture. Approximately half of the decrease is attributable to the cessation of the facility validation and related consulting expenses incurred in 2000 in preparation for the FDA inspection of the Alameda facility. The remainder of the reduction is attributable to lower contract and consultant fees for the development of potential new products. Because of the Company’s cash flow constraints during 2001, only the in-house development and collaboration on the HIV rapid test was pursued. Collaboration with a university on a urine-based screening test for another infectious disease that had commenced in 2000 was not pursued in 2001.

Selling, general and administrative costs decreased from $7,568,000 in 2000 to $6,740,000 in 2001, a decrease of $828,000 or 11%. The 2001 figures include a $156,000 provision for the uncollectibility of the South African distributor receivable arising from a first quarter 2001 sale. Absent this one-time charge, the decrease would have been 13%. Expense for 2001 reflects the increased compensation costs attributable to the Company’s expanded domestic sales force, replacing the distributor organization utilized in 2000. As a result of the significant reduction in spending beginning in the second quarter of 2001, full-year marketing consultants expense has decreased by 37% versus 2000. The company continued its efforts to stimulate awareness of its presence and products among Community Based and AIDS Service Organizations through limited educator and outreach programs, but essentially eliminated all other outside programs and advertising during the last three quarters of 2001. Administrative consultants, including public relations, government relations, and investor relations efforts were also eliminated or assumed in-house in an effort to minimize expenses. Further contributing to the 2001 decrease in selling, general and administrative expenses is a reduction in the Alameda facility cost recognized as an administrative expense; since that facility has achieved FDA approval, a larger share of costs are recognized as a component of manufacturing expense.

The loss from operations for 2001, at $8,446,000, reflects a 32% reduction of the $12,417,000 loss reported for 2000.

Interest income decreased by $280,000 or 97% in 2001 compared to 2000. The Company had completed an $8.4 million private placement of its common stock early in the second quarter of 2000 and had considerably higher invested cash balances in 2000 than during 2001. Interest expense increased $1,250,000 or more than tenfold from $123,000 in 2000 to $1,373,000 for 2001. Interest expense increased from $123,000 in 2000 to $1,373,000 for 2001. Of the 2001 interest expense, $1,318,000 reflects non-cash charges relating to amortization of equity line offering costs, conversion feature and original issue discount costs attributable to the convertible debentures and similar costs of the financing vehicles the Company employed in the first half of 2001. Other income in 2001 relates to the $500,000 gain on the second quarter sale of the Company’s equity interest in Pepgen Corporation, a privately-held development-stage therapeutic research and drug development company, and the gain on the sale of fully depreciated assets from the Berkeley facility upon its closure and in anticipation of the Rockville space consolidation project.

Years Ended December 31, 2000 and 1999

Calypte’s sales revenues decreased $0.4 million or 12% from $3.7 million for the year ended December 31, 1999 to $3.3 million for the year ended December 31, 2000. Sales of Calypte’s screening test were essentially unchanged between years. The impact of so-called “Triple X” legislation, which essentially eliminated the availability of 30-year life insurance policies after 1999, caused noticeable increases in fourth quarter 1999 and first quarter 2000 revenues as testing associated with final applications for 30-year policies was completed. International sales of the Company’s screening test were insignificant in 2000. Sales of the Company’s Western Blot supplemental tests declined in 2000 versus 1999, following a trend experienced for the past few years. Increased sensitivity and specificity of screening tests and international testing algorithms that do not always require a supplemental test continue to make the supplemental test market a declining one.

Product costs increased from $4.7 million in 1999 to $5.9 million in 2000, an increase of $1.2 million or 25%. Product costs for the Company’s screening test decreased slightly versus 1999 levels, primarily due to the requirement to produce non-saleable validation inventory at the Company’s Alameda manufacturing facility in 1999 in anticipation of the facility’s inspection and approval. Although the facility did not produce non-saleable validation inventory in 2000, the Company did incur duplicative costs for the operation of both its Alameda and Berkeley screening test production facilities throughout 2000. Product costs at the Company’s supplemental test manufacturing facility increased noticeably in 2000 compared to 1999 as the Company added personnel and made significant expenditures to correct FDA inspection observation conditions and ensure compliance with FDA and good manufacturing practices requirements.

Research and development expenses decreased from $4.1 million in 1999 to $2.3 million in 2000, a decrease of $1.8 million or 45% decrease. Included in 1999 research and development expense was the $1.0 million write-off of a note receivable and accrued interest from Pepgen. In 2000, the Company also renegotiated one of its license agreements, significantly reducing the minimum annual payment under the agreement that had been expensed as research and development. The Company also experienced a reduction in the cost of clinical studies applicable to the FDA approval for its Alameda facility during 2000.

Selling, general and administrative expenses increased in 2000 by $2.5 million or 49% compared to 1999, from $5.1 million to $7.6 million. The increase was primarily attributable to beginning commercialization initiatives designed to increase awareness of the Company and its products among targeted audiences, including government agencies and programs, public health, AIDS activist, and community–based outreach groups, and within the investment community. The Company also increased its use of consultants and other outside service providers in projects as diverse as developing a new website to defining its most attractive potential international markets. In conjunction with securing new international distribution agreements, the Company also incurred an increased level of travel and related costs in 2000.

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

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debenture holder in the principal amount of $550,000 each. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debenture holder increased to 15% of the average low bid price for the Company’s common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 200,000 shares of common stock at an exercise price of $1.50. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock. The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debenture holder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of the Company’s Common Stock, in accordance with the conversion provisions of the debenture. On August 17, 2001, the Company modified the warrant that it had issued to the debenture holder pursuant to the terms of the warrant, reducing its exercise price to $0.15 per share, and the debenture holder exercised it for the entire 200,000 shares. The Company received $28,500 in net proceeds from the exercise of the warrants.

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

On August 23, 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s Common Stock over a twenty-four month period. The initial closing of the transaction occurred on October 19, 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s Common Stock. The new facility operates similarly to the previous equity line facility employed earlier in the year. The purchase price of the Common Stock purchased pursuant to any draw down under this facility will be equal to 88% of the daily volume weighted average price of the Company’s Common Stock on the applicable date. In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant pursuant to Regulation S to the investment fund to purchase up to 4,192,286 shares of Common Stock at an exercise price of $0.2743 per share. Since the Registration Statement became effective in November 2001 through December 31, 2001, the Company issued a total of 2,182,144 shares of its common stock at an average price of $0.197 per share and received net proceeds of approximately $406,000 after deducting expenses of the transactions. Between January 1 and March 1, 2002, the Company has issued an additional 4,094,461 shares of its common stock at an average price of $0.176 and received net proceeds of $679,000 after deducting expenses.

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

Subsequent Events

Subsequent Financings

Between January 1 and May 31, 2002, the Company issued 5,618,567 shares of its common stock under its equity line facility at an average price of $0.177 and received net proceeds of $939,000 after deducting expenses.

On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (CIG) whereby CIG agreed to provide approximately $1.5 million within 90 days and an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations.

CIG is essentially a de facto entity comprised of a number of unaffiliated investors assembled by Mr. Anthony Cataldo, the Company’s executive chairman to facilitate investments in the Company. Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG. As a condition precedent to the initial investment, it was requested that Mr. Cataldo be appointed Executive Chairman in connection with the restart of the Company’s operation. Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors. During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period. The Company initially came into contact with individual investors that comprise CIG via certain existing security holders of the Company who were concerned about the Company winding down its business affairs and their investment (holdings) in the Company. Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the acronym CIG. The individual investors that comprise the de facto entity referred to as CIG are not affiliated and Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual investors that comprise CIG. To the best of the Company’s knowledge, the individual investors of CIG are not affiliated with each other. Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing. He continues to actively pursue raising the necessary capital to fund the Company’s on-going operations. There are no defined terms with respect to investments that can be attributed to CIG and as such all financing arrangements must be negotiated on an individual basis. To date, to the best of the Company’s knowledge, all investors that have been aggregated under the acronym CIG are offshore residents. Additional new investors not a part of the original CIG investment in the Company may be referred to going forward under the acronym CIG.

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

The components of the financing through May 31, 2002 include the following:

On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to the private investment fund Bristol Investment Fund Ltd. under an exemption provided by Regulation S. This debenture has the same terms as those of the initial debenture and related warrants as more fully disclosed later in this section. The closing price for Calypte stock on May 10, 2002 was $0.03.

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

Calypte has reduced the exercise price of the Townsbury warrant as permitted by the originally negotiated terms of the warrant. The reduced exercise price has served as an inducement for Townsbury to exercise the warrant as Calypte was in need of additional funds for the resumption and continuation of its business operations. In light of Calypte’s precarious financial condition and the Company being in danger of ceasing operations, the exercise price was modified to allow for the Company to receive additional financing. The Company viewed modification of the exercise price as fair and reasonable under the circumstances. Townsbury was and is viewed as an unaffiliated party of the Company.

Pursuant to Regulation S, Calypte has issued a series of 8% convertible notes in the aggregate principal amount of $2.225 million. These notes have a 24 month term and are convertible into shares of the Company’s common stock at the lesser of $.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity. Calypte has received approximately $1.9 million in proceeds after deducting fees and costs associated with these notes. Under the terms of the subscription agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the notes and use its reasonable commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. In the event there is a registration default under the agreement, the Company shall pay, at the subscribers’ option, in cash or stock, as liquidated damages an amount equal to 2% of the note principal per month.

The following table sets forth the individual investors who have subscribed to the 8% convertible notes:

Investor	Amount	Transaction Date	Calypte Closing Price	Shares Issued/ Converted
8% Convertible Notes—	$500,000	5/24/02	$0.12	0
Alpha Capital Aktiengesellshaft Stonestreet Limited Partnership	$500,000	5/24/02	$0.12	0
Filter International Ltd.	$150,000	5/24/02	$0.12	0
Camden International Ltd.	$250,000	5/24/02	$0.12	0
Camden International Ltd.	$100,000	5/24/02	$0.12	0
Domino International Ltd.	$150,000	5/24/02	$0.12	0
Thunderbird Global Corporation	$75,000	5/24/02	$0.12	0
BNC Bach International Ltd.	$200,000	5/24/02	$0.12	0
Excalibur Limited Partnership	$200,000	5/24/02	$0.12	0
Standard Resources Ltd.	$100,000	5/24/02	$0.12	0
	$2,225,000

At this time we are currently in the registration process for the Bristol Debentures and have not begun the process for any CIG financing.

In May, 2002, Calypte issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial and business advisory services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8.

The consultants have exercised warrants and options aggregating 13,333,333 shares as of May 31, 2002 and Calypte has received proceeds of $200,000. We may continue to issue options and warrants at significant discounts to market or issue direct stock grants in return for necessary consulting services. We would subsequently register the underlying shares on a Form S-8 for resale by the consultants.

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

On February 11, 2002, the Company signed a securities purchase agreement with Bristol pursuant to which the fund agreed to purchase an aggregate of $850,000 of 12% secured convertible debentures maturing two years after issuance. As of May 31, 2002, the Company has issued $525,000 of debentures and has received net proceeds of $470,000. Since the Company is not including the shares underlying the remaining $325,000 of the debenture commitment in its current registration statement, Bristol is not obligated to purchase the $325,000 of the remaining debenture until such time as the underlying shares are registered. The Company will not register the shares underlying the $325,000 remaining debenture until it has been issued and is at market risk. The outstanding debentures bear interest at the annual rate of 12% payable quarterly in common stock or cash at Bristol’s option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s common stock. The conversion price for the debentures is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. On May 31, 2002, Bristol converted approximately $60,000 of principal plus accrued interest and the Company issued approximately 4,462,000 shares of its Common Stock at $0.014 per share. In addition, upon effectiveness of the registration statement, Bristol is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

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

Restructure of Trade Debt

On February 12, 2002, the Company completed a restructuring of approximately $1.6 million of its past due accounts payable and certain 2002 obligations with 28 of its trade creditors. Under the restructuring, the Company issued approximately 1.4 million shares of its Common Stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The Company agreed to use its best efforts to register the shares within 45 business days of the closing date. As of the current date, the Company has not filed the registration statement, however, the agreement does not provide for any specific penalties on the Company for its failure to file a registration statement within the prescribed period.

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

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through the third quarter of 2002, or to permit it to achieve the revenue and profitability guidance provided previously. The Company must achieve profitability for its business model to succeed. Prior to accomplishing this goal, it will need to raise additional funds, from equity or debt sources. The Company believes that it may need to arrange additional financing of at least $5 million in the next twelve months in addition to the CIG commitment If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to continue its operations at current levels. As of December 31, 2001, the Company reported cash on-hand of $287,000. During the fourth quarter of 2001, cash receipts exceeded cash expenditures by $239,000, but trade payables and accrued expenses increased by $274,000. The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. The Company’s inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

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

Risk Factors

Calypte has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-K/A (No.2) or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of our Operations and Alter our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through 2002 unless new financing is arranged. Although, on May 10, 2002, we completed a new financing with a minimum $5 million one-year commitment from CIG, we do not know if we will succeed in raising additional funds through further offerings of debt or equity. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange additional financing of at least $5 million in addition to the CIG commitment in the next twelve months. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements. As of December 31, 2001, our cash on-hand was $287,000. During the fourth quarter of 2001, cash receipts exceeded cash expenditures by $239,000, but trade payables and accrued expenses increased by $274,000. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize its operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

Our 2002 Announcement that We Would be Winding Down Our Business Operations May Have A Detrimental Effect on Our Business.

During the first quarter of fiscal year 2002, our financial condition and availability of operating funds deteriorated significantly to the point that in early April 2002, it was determined that we would need to curtail our business operations and possibly consider filing for bankruptcy protection. We announced that our financial condition had reached a critical point in mid April 2002 at which time we publicly announced and began the process of furloughing employees as a part of the winding down of our business operations. We had announced that the complete cessation of our business operations was a likely possibility at that time. Subsequently, in May of 2002, before we finalized the winding down process, we received a commitment for sufficient additional financing to allow us to resume our full operations. The winding down of operations and our subsequent recommencement of our business did not have an adverse effect on the majority of our relationships with suppliers and customers, however, we did encounter certain non-recurring costs associated with the re-start of operations in our second quarter and expect that these costs will continue through the remainder of 2002. Although, to date we have not seen a significant adverse effect from our prior announcement of winding down and our subsequent recommencement of our business, there can be no assurances that it will not have an adverse effect on our future revenues and customer base in the long term. If we are unable to re-establish our manufacturing efficiency, including the ability to procure an orderly flow of manufacturing materials and supplies, we may subsequently have difficulty fulfilling orders and maintaining customers.

Our Financial Condition has Adversely Effected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis which May Jeopardize Our Ability to Continue Our Operations and Maintain License Rights Necessary to Continue Shipments and Sales of our Products

We have engaged in negotiations with our creditors to restructure and reschedule our payment of certain obligations. On February 12, 2002, we closed a restructuring of approximately of $1.7 million of our trade debt, including approximately $1.0 million of royalty obligations, pursuant to which 27 creditors agreed to discharge such debt and minimum royalty obligations in exchange for a total of 1.4 million shares of our common stock. As of December 31, 2001, our accounts payable totaled $4.1 million, of which $3.7 million were over 60 days old. We currently have arrangements with suppliers primarily on a cash basis as well as paying down certain outstanding amounts due when making a current payment. As of December 31, 2001 we have accrued an aggregate of approximately $1,052,000 in past due royalty obligations to our key patent licensors. We anticipate that this amount will be brought current by the end of 2002 under agreed payment plans that are in effect and are current. However, if we are unable to obtain additional financing on timely and acceptable terms, our ability to make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products.

The Company and the Price of Our Shares May be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

At December 31, 2001, approximately 36.2 million or 96%, of the outstanding shares of our common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through December 31, 2001, we have issued approximately 38 million shares and raised $83 million. At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Company’s common stock from 50 million to 200 million shares. The continuing need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to accredited investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or “PIPE” transactions, equity lines of credit, and other transactions summarized in the table included in the “Liquidity and Capital Resources” section of MD&A in this document.

We will continue to seek financing on an as needed basis on terms that are negotiated in arms length transactions. Moreover, the perceived risk of dilution may cause holders of our common to sell shares, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

We Have Issued or Reserved for Issuance Under Certain Convertible Securities a Large Portion of Our Currently Authorized Common Stock and Our Failure to Obtain Stockholder Approval for an Increase in Our Authorized Common Stock Will Have an Adverse Effect on Our Ability to Raise Working Capital to Fund Our Business Operations

Our Amended Restated Certificate of Incorporation presently provides for 200,000,000 shares of common stock $.001 par value. Following the announced wind down of our business we commenced a restart of operations in May of 2002, and in order to do so, since the restart of our business operations we have issued a significant number of warrants, debentures and notes convertible into shares of our common stock as described in “Liquidity and Capital Resources” section of MD&A herein.

Upon conversion or exercise of these warrants, debentures and notes, depending upon the trading price of our common stock at the time of a conversion, we may have insufficient shares available for issuance or a limited number of remaining shares available for issuance from our current authorized shares of common stock. Essentially all of our 200 million authorized common shares are either issued and outstanding or reserved or otherwise necessary for the CIG investments. In the event we fail to obtain shareholder approval to an amendment to our Amended Restated Certificate of Incorporation authorizing an increase in the number of authorized shares of common stock, we may be compelled to change our business plans due to an inability to raise additional working capital through the issuance of available shares of common stock or we may fail to have a sufficient number of shares for issuance upon exercise or conversion of issued and outstanding convertible securities.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2001 was $9.1 million and our accumulated deficit as of December 31, 2001 was $88.2 million. We expect operating losses to continue for up to the next seven quarters as we continue our marketing and sales for our FDA-approved products and conduct additional research and development for product and process improvements and new products.

Risks Related to Our Recent Financings—Our Equity Line of Credit with Townsbury, the Convertible Debentures and Warrants Agreement with Bristol and the CIG Financings

If the Price or the Trading Volume of Our Common Stock Does Not Reach Certain Levels, We Will Be Unable to Draw Down All or Substantially All of the Expected Proceeds under the Recent Financings, Which May Force Us to Significantly Curtail the Scope of Our Operations and Alter our Business Plan.

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

As a result, if our stock price and trading volume fall below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down all $10 million pursuant to the equity line facility. We may also need to register additional shares above the current 30 million reserve. For example, during the 60-calendar day period ended October 19, 2001, our weighted average stock price was $0.24 per share and our total trading volume was approximately 10.28 million shares. Based on those stock price and trading volume levels during such period, the maximum draw down amount available to us over the two-year term of the equity line facility would be approximately $4.4 million. Even if we exceeded the maximum draw down amount available, the mandatory threshold price would be likely to reduce the amount actually purchased at the end of the pricing period. Accordingly, our stock price and the trading volume of our stock will have to increase substantially in the future in order for us to have access to the full $10 million under the equity line. Additionally, if our trading volume and stock price do not increase, the investment fund may not entirely convert the debentures or completely exercise the warrants, and we may not receive the expected proceeds from these transactions. If we are unable to draw down the full $10 million under the equity line or realize the expected proceeds of the debentures and warrants, we may have to curtail the scope of our operations as contemplated by our business plan.

The amount of funds that we may receive upon exercise of the Class B Warrants issued in conjunction with the convertible debentures, once they are registered, is likewise limited by our trading volume. The debentureholder is obligated to convert the debentures each month at a rate that will result in the exercise of a number of warrants equal to at least 7 1/2% of the trading volume of our shares for the 60 days immediately preceding the conversion. Accordingly, if the trading volume of our shares does not reach certain levels and our stock price does not increase, it will reduce the number of warrants that the debentureholder will exercise upon conversion and reduce the amount of funds that we may receive upon exercise of the warrants.

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

Our “Recent Financings” and the Issuance of Shares to the Investors Pursuant to the “Recent Financings” May Cause Significant Dilution to Our Stockholders and May Have a Negative Impact on the Market Price of Our Common Stock.

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

Further, the investors that have come to us through CIG have the ability to purchase shares of new common stock or to convert their Notes and Debentures, and their related warrant shares, into an additional shares based upon the market price of our common stock. The common stock and the common stock underlying the notes and debentures issued to CIG investors are unregistered and all of the agreements include ownership limitations by the investors that would prohibit a change of control. None of the Recent Financings permit ownership by the respective investors of more than 9.9% of the Company’s outstanding stock without the Company’s agreement. These common shares as well as the notes and debentures are convertible at discounts to the market price of our common stock.

Consequently, the issuance of shares to Townsbury pursuant to the equity line facility and to Bristol upon conversion and exercise of the debentures and warrants and to CIG investors on the purchase of their shares or the conversion of their Notes and Debentures will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock. In addition, depending on the price per share of our common stock during the life of these financings, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our common stock.

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

In accordance with the terms of previously negotiated warrants, we had the ability to reduce the exercise price of certain outstanding warrants, which may induce the warrant holder to exercise the warrants. We re-priced from $0.27 to $0.015 a 4.2 million share warrant issued pursuant to our equity line to Townsbury. The investor has exercised the warrant for 1.0 million shares of our common stock and we received $15,000 in net proceeds. The reduction in exercise price served as a stimulus for the exercise and issuance of underlying shares of our common stock, which may have a dilutive effect on existing shareholders and place downward pressure on the trading price of our common stock otherwise known as a market overhang. We do not intend to issue securities that allow for reduction in the negotiated exercise price in the future unless the Company has no alternative with respect to raising financing for its continued operations.

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

Our Issuance of Warrants and Options to Consultants for Services May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we plan to issue warrants and options at or below the current market price. In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market In Our Securities is Limited, Which Makes Transaction in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

Shares of our common stock are “penny stocks” as defined in the Exchange Act, which are traded in the Over-The-Counter Market on the OTC Bulletin Board. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the “penny stock” rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this documents are the following:

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

We Have Experienced a Decrease in the Sale of Our Cambridge Biotech Serum Western Blot Test.

“Our Cambridge Biotech HIV-1 Serum Western Blot kit is the first of four supplemental blot tests for blood HIV-1 antibodies licensed by the FDA. The Western Blot test has been in commercial distribution for more than nine years. We sell the serum based Western Blot test for HIV-1 as a supplemental test to HIV-1 screening test products made by other manufacturers. In the year ended December 31, 2001, Western Blot sales accounted for 42% of our revenues. Sales to bioMerieux Inc. of our Western Blot test accounted for a total 25% of our sales revenues. Subsequent to our re-start of operations in May 2002, we have not sold any of our Western Blot test to bioMerieux although we have signed several new customers. As there is limited competition in the supplemental testing market and the cost and time attributed to the only known production process makes it unlikely that additional companies will seek to qualify and engage in the production of these supplemental tests, we expect to regain our market share. Until this occurs, the loss in sales to bioMerieux will have a detrimental impact on our cash flow and may (1) delay or disrupt our plans to expand the Company’s business and (2) require us to raise additional equity capital, thereby further increasing dilution, which could place further downward pressure on the price of our common stock.”

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

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a licensing agreement with National Institutes of Health. Also, if our financial condition reduces our ability to make royalty payments due under our license agreement, our rights to use those licenses could be jeopardized. Specifically, during the year, revenues subject to the New York University, Cambridge Biotech, Repligen and Texas A&M license agreements were $2.0 million and revenues subject to the National Institutes of Health agreement were $4.3 million. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products in that the license agreements provide necessary proprietary processes or components for the manufacture of our products. As of December 31, 2001 we had accrued an aggregate of approximately $1,052,000 in past due royalty obligations to our patent licensors.

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

We Have Limited Experience in Manufacturing Our Products and Little Experience in Manufacturing Our Products In Commercial Quantities.

Our lack of working capital has resulted in material production difficulties in the past including problems involving:

•	scaling up production of new products;

•	developing market acceptance for new product;

•	production yields;

•	quality control and assurance;

•	raw material supply; and

•	shortages of qualified personnel.

These difficulties that we have and may experience in the future could effect our ability to meet increases in demand should our products gain market acceptance and reduce growth in our sales revenues.

The Success of Our Plans to Enter International Markets May Be Limited or Disrupted Due to Risks Related to International Trade and Marketing and the Capabilities of Our Distributors.

We anticipate that sales to international distributors will generate a significant portion of our revenues for the next several years. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers in our fiscal year ended December 31, 2001 and 2000 accounted for 5% and less than 1% respectively of our revenue. A majority of the companies we compete with in the sale of HIV screening test actively market their diagnostic products outside of U.S. In addition, as regulatory requirements for HIV screening tests outside the U.S. are less demanding of those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

•	the imposition of government controls;

•	export license requirements;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•
difficulties in managing international operations (difficulty in establishing a relationship with a foreign distributor with the financial and logistical ability to maintain quality control of product);

•	fluctuations in foreign currency exchanges rates;

•	the financial stability of our distributors;

•	the ability of our distributors to successfully sell into their contractual market territory or to successfully cover their entire territory;

•	the possibility that a distributor may be unable to meet minimum contractual purchase commitments; and

•	establishing market awareness.

Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to successfully market our products in foreign markets. Any such failure will delay or disrupt our plans to expand the Company’s business.

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

Competition in our diagnostic market is intense and we expect it to increase. The marketplace where we sell our products is divided into two segments: (i) screening and (ii) confirmatory testing. Within the United States, our competitors for screening tests are a number of well established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using all fluid samples sold by Orasure Technologies, Inc. With the confirmatory segment on the market, we offer the only FDA approved urine-based test in conjunction with a blood-based test. Bio-RAD Laboratories, Inc. is the only other company that offers a confirmatory blood test. In addition to our urine and blood-based confirmation test, Orasure also offers a saliva based confirmatory test that competes with our test. Many of our competitors have significantly greater financial, marketing and distribution resources that we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours. These development could render our technologies or products obsolete or non-competitive or otherwise effect our ability to increase or maintain our products’ market share.

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

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws could:

•	discourage potential acquisition proposals (i.e. shareholder rights plan, also known as a “poison pill”);

•	delay or prevent a change in control;

•	diminish stockholder’s opportunities to participate in tender offers for our common stock, including tender offers at prices above the then current market price;

•	inhibit increases in the market price of our common stock that would result from takeover attempts; or

•	grant to the Board of Directors discretionary rights to designate specific rights and preferences of preferred stock greater than those of our common stock.

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

Our of Board of Directors has Certain Discretionary Rights with Respect to Our Preferred Shares that may Adversely Effects the Rights of Our Common Stockholders.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income received from investments without significantly increasing risk. Some of the securities that the Company may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if the Company purchases a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk in the future, the Company intends to maintain its portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of

December 1, 2001, the Company neither had any holdings of derivative financial or commodity instruments, nor any foreign currency denominated transactions, and all of its cash and cash equivalents were in money market and checking funds.

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

Item 8.    Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are included on pages F-1 through F-38 of this Annual Report on Form 10-K/A (No.2).

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company’s fiscal years ended December 31, 2001 and 2000. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company’s audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-38 of this Annual Report on Form 10-K/A (No.2).

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

John J. DiPietro was elected to the Company’s Board of Directors in October 1999. He is presently the Chief Financial Officer and Vice President—Finance and Administration of TriPath Technology, Inc., a semi-conductor manufacturing company. He had served as the Company’s Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary from 1997 to 1999. From October 1995 until December 1997, he served as the Vice President of Finance, Chief Financial Officer and Secretary. Prior to joining the Company, he was Vice President of Finance, Chief Financial Officer and Secretary of Meris Laboratories, Inc., a full service clinical laboratory, from 1991 until 1995. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

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

The Company’s Board of Directors adopted the Director Option Plan in December 1995 and the stockholders approved it in 1996. It was most recently amended at the Company’s September 2001 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance under the Plan. Under the Director Option Plan, the Company has reserved 2,850,000 shares of common stock for issuance to the directors of the Company in the form of nonstatutory stock options. The Company’s Board of Directors determines the number of shares of the Company’s stock that will be granted each year to newly-elected and re-elected directors. Options may be granted under this plan to non-employee directors or directors who also serve consultants of the Company. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company’s common stock on the date such option was granted. Each grant under the plan will vest monthly over the twelve month period commencing with the director’s date of election or re- election, provided that the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than one year after the date of the grant. The plan shall be in effect for a term of ten years unless sooner terminated under the Director Option Plan.

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

Summary Compensation Table

Name and Principal Position	Year	Salary($)		Bonus($)		Long–Term Compensation Securities Underlying Options Granted (1)		All Other Compensation($)
David E. Collins(2)	2001	60,000	(3)	0		350,000	(4)	0
Former Chairman of the Board of	2000	65,750	(5)	0		82,000	(6)	3,750	(7)
Directors, Former Chief Executive Officer	1999	26,500	(5)	0		170,000	(8)	7,083	(9)

Nancy E. Katz(10)	2001	239,039		0		900,000		0
President, Chief Executive Officer, Chief	2000	240,962		98,775	(11)	300,000		0
Financial Officer and Member of the Board of Directors	1999	42,308		0		450,000		0

Richard D. Brounstein(12)	2001	4,808		0		750,000	(13)	26,000	(14)
Executive Vice President, Chief Financial Officer and Member of the Board of Directors

(1)	All figures in this column represent options to purchase the Company’s common stock.

(2)
Mr. Collins has served as Chairman of the Board since June 2000. He served as Vice Chairman of the Board of Directors from December 1997 through May 2000 and as member of the Board of Directors since December 1995. Mr. Collins also served as Chief Executive Officer from October 1999 to June 2000.

(3)
Represents amounts paid pursuant to the October 2000 Consulting Agreement between Mr. Collins and the Company. Payment was made in the form of 43,636 shares of Calypte Common Stock granted to Mr.Collins at par value of $0.001 per share and which were valued at $1.375 per share on the date of the share grant.

(4)
Represents option grant for 50,000 shares pursuant to service as a Director of the Company and an option grant for 300,000 shares pursuant to the October 2001 Consulting Agreement between Mr. Collins and the Company under which he serves as Chairman of the Board.

(5)	Represents amounts paid or accrued pursuant to the October 1999 Consulting Agreement between Mr.Collins and the Company.

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

In October 1999, the Company entered into a consulting agreement with David E. Collins, then Vice-Chairman of the Board of Directors and currently Chairman of the Board, to serve as Chief Executive Officer effective from October 1999 through October 2000. Under the terms of the agreement, Mr. Collins received compensation of $1,000 for each day devoted to the Company’s business and was granted options to purchase 150,000 shares of the Company’s stock. In January 2001, Mr. Collins received a stock grant of 43,636 shares of the Company’s stock valued at $60,000 under the terms of the consulting agreement effective October 2000 for service as a consultant and as Chairman of the Board from October 2000 through September 2001. Additionally, in December 2001, Mr. Collins was granted options to purchase 300,000 shares of the Company’s stock under the terms of the consulting agreement effective October 2001 for service as a consultant and as Chairman of the Board from October 2001 through September 2002. Under the terms of the 1999, 2000 and 2001 agreements, Mr.Collins commits to spend not less than 5 days per month on Company business and is entitled to receive cash compensation of $1,000 per day for days in excess of 5 per month devoted to the Company’s business. No such compensation has been paid to Mr. Collins since July 2000 nor has he been reimbursed for expenses incurred in his capacity as a member of the Board of Directors since September 2000.

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

5% Stockholders, Directors and Officers(1)	Shares Beneficially Owned		% of Total(2)
Trilobite Lakes Corp.(3)	2,099,886	(4)	5.0%
Silverside Carr Executive Center, Suite 14 501 Silverside Road Wilmington, DE 19809
Claudie E. Williams(3)(4)	2,099,886	(5)	5.0%
Zafar Randawa, Ph.D.(6)	1,367,313		3.3%
David E. Collins(7)	3,144,097		7.6%
Nancy E. Katz(8)	1,405,433		3.3%
Richard D. Brounstein(9)	416,667		*
John DiPietro(10)	233,514		*
Mark Novitch, M.D.(11)	231,763		*
Paul Freiman(12)	126,166		*
Julius Krevans, M.D.(13)	83,166		*
All directors and executive officers as a group (9 persons)	6,978,119		15.7%

*	Represents beneficial ownership of less than 1%.

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

(6)
Includes 74,166 shares subject to options exercisable within 60 days. Dr. Randawa is a director of the Company and an affiliate of Otsuka Pharmaceutical Co., Ltd. All shares listed are held by Otsuka. Dr.Randawa disclaims beneficial ownership of the shares except to the extent of his affiliation with Otsuka.

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

In November 2001, the Company sold 1,575,855 shares of Common Stock under Regulation D to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors will be restricted for twelve months from the date of purchase. Three members of the Company’s Board of Directors, David Collins, Nancy Katz, and Mark Novitch, purchased an aggregate of 721,154 shares of this offering. The purchase transactions by the Company’s board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the financial condition of the Company at the time.

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

3. Exhibits

2.1^^	Asset Purchase Agreement, dated as of November 18, 1998, between Calypte and Cambridge.

3.1%	Bylaws of the Registrant, as amended on April 19, 2000.

3.2**	Restated Certificate of Incorporation of Calypte Biomedical Corporation, a Delaware corporation, filed July 31, 1996.

3.3†††	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation effective as of September 28, 2001.

4.1^^^^	Rights Agreement between the Registrant and ChaseMellon Shareholders L.L.C. as Rights Agents dated December 15, 1998.

10.1*	Form of Indemnification Agreement between the Company and each of its directors and officers.

10.2††††	2000 Incentive Stock Plan, as amended.

10.3####	1995 Director Option Plan, as amended.

10.4††††	1995 Employee Stock Purchase Plan.

10.5*	Lease Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of November 30, 1990.

10.6*	Second Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of May 14, 1991.

10.7*	Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of February 5, 1992.

10.8*	Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of April 15, 1993.

10.9*	Standard Form Lease 1255–1275 Harbor Bay Parkway Harbor Bay Business Park between Commercial Center Bank and the Registrant, dated as of August 22, 1992.

10.12*	Employment Agreement between the Registrant and Howard B. Urnovitz, dated as of January 25, 1995.

10.15^*	License Agreement between the Registrant and New York University, dated as of August 13, 1993.

10.16*	First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995.

10.17*	Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995.

10.18^*	Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996.

10.19^*	Research Agreement between the Registrant and New York University, dated August 12, 1993.

10.20^*	First Amendment to Research Agreement between the Registrant and New York University, dated as of January 11, 1995.

10.21^*	Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992.

10.22^*	Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996.

10.23^*	Sub–License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996.

10.24^*	Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993.

10.25^*	Non–Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993.

10.27^*	Distribution Agreement between the Registrant and Otsuka Pharmaceutical Co., Ltd., dated as of August 7, 1994.

10.29^*	Distribution Agreement between the Registrant and Travenol Laboratories (Israel), Ltd., dated as of December 31, 1994.

10.33*	Form of Option Agreement for Stockholders of Pepgen Corporation, dated as of October 12, 1995.

10.35*	Equipment Lease Agreement between the Registrant and Phoenix Leasing, dated as of August 20, 1993.

10.36*	Equipment Lease Agreement between the Registrant and Meier Mitchell/GATX, dated as of August 20, 1993.

10.37**	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of February 3, 1997.

10.39**	Equipment Lease Agreement between the Registrant and MMC/GATX, dated September 30, 1996.

10.40^**	Joint Venture Agreement between the Registrant and Trinity Biotech plc

10.41***	Second Addendum to Lease between the Registrant and Commercial Center Bank dated as of July 21, 1997.

10.42***	Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated December 9, 1997.

10.45^^	Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated April 25, 1998.

10.46****	Employment Agreement between the Registrant and William A. Boeger dated as of October 28, 1998.

10.47****	Employment Agreement between the Registrant and John J. DiPietro dated as of October 28, 1998.

10.48****	Guaranty made by Chih Ping Liu for the benefit of the Registrant dated September 30, 1998.

10.49#	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated December 21, 1998

10.50#	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated February 26, 1999

10.51##	Non–Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999

10.52##	Distribution Agreement between the Registrant and Carter–Wallace, Inc., dated as of September 9, 1999

10.53##	Letter Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999

10.54##	Consulting Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999

10.55*****	Master Lease Agreement between Aquila Biopharmaceuticals, Inc., Landlord, and Biomerieux Vitek, Inc., Tenant, dated as of October 22, 1996

10.56*****	First Amendment to Lease between Aquila Biopharmaceuticals, Inc. Landlord, and Biomerieux Vitek, Inc., Tenant, dated October 2, 1997

10.57*****	Sublease Agreement between Registrant and Cambridge Biotech Corporation, assignee of Biomerieux, Inc. dated as of December 17, 1998

10.58*****	Sublease Agreement between Registrant and Cambridge Biotech Corporation, sublessee of DynCorp, dated as of December 17, 1998

10.59*****	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated October 12, 1999

10.60*****	Consulting Agreement between the Registrant and William A. Boeger dated as of October 18, 1999

10.61*****	Consulting Agreement between the Registrant and David Collins dated as of October 18, 1999

10.62*****	Employment Agreement between the Registrant and Nancy E. Katz, dated as of October 18, 1999

10.63*****	Letter of Intent re Modification of Distribution Agreement between Registrant and Otsuka Pharmaceutical Co., Ltd. dated as of December 10, 1998

10.64###	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of November 15, 1999.

10.65###	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of January 30, 2000.

10.66###	Restated Technology Rights Agreement between Registrant and Howard B. Urnovitz, Ph.D. dated as of March 1, 2000.

10.67###	Technology Rights Agreement between Registrant and Chronix Biomedical dated as of March 1, 2000.

10.68^ ###	Exclusive Independent Contractor Agreement for Project Sentinel between Clinical Reference Laboratory, Inc. and Registrant dated as of January 21, 2000.

10.69^####	Distribution Agreement between the Registrant and American Edge Medical, dated as of May 1, 2000.

10.70^####	Distribution Agreement between the Registrant and Biobras S.A., dated as of May 11, 2000.

10.71^####	Distribution Agreement between the Registrant and Beijing Hua Ai Science and Technology Development Co. Ltd, dated as of May 16, 2000.

10.72####	Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated as of May 24, 2000.

10.73^####	Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000.

10.74####	2000 Equity Incentive Plan.

10.75####	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated June 26, 2000.

10.76####	Secured Promissory Note between the Registrant and Howard B. Urnovitz, dated June 30, 2000.

10.77^#####	Temporary Distribution Agreement between the Registrant and American Edge Medical Company effective August 1, 2000.

10.78#####	Extension of Consulting Agreement between Registrant and John DiPietro effective as of September 17, 2000.

10.79††	Convertible Debentures and Warrants Purchase Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.80%	Extension of Consulting Agreement between the Registrant and William A. Boeger dated as of October 19, 2000.

10.81%	Second Amendment to Employment Agreement between the Registrant and Howard B. Urnovitz dated October 31, 2000.

10.82%	Consulting Agreement between the Registrant and David Collins dated as of October 19, 2000.

10.83^%	Agreement between the Registrant and Carter–Wallace, Inc. dated December 12, 2000.

10.84†	Stock Purchase Warrant to purchase common stock dated January 24, 2001 issued to Townsbury Investments Limited.

10.85†	Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000.

10.86†	Registration Rights Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000.

10.87†	Escrow Agreement among Calypte, Townsbury Investments Limited and Epstein, Becker & Green, P.C. dated November 2, 2000.

10.88†	Amendment to Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated January 24, 2001.

10.89%%	Agreement for Purchase and Sale of Preferred Stock of Pepgen Corporation between Registrant and Biotechnology Development Fund, L.P. and Biotechnology Fund II, L.P. dated April 17, 2001

10.90<	Consulting Agreement between the Registrant and David Collins dated as of October 19, 2001

10.91<	Third Addendum to Lease between the Registrant and Gee-Aspora LLC dated as of October 31, 2001

10.92††	Registration Rights Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.93††	Escrow Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.94††	Stock Purchase Warrant to purchase common stock issued to AMRO International, S.A. on January 24, 2001.

10.95††	6% Convertible Debenture in the principal amount of $550,000, due April 26, 2001, issued to AMRO International, S.A.

10.96††	6% Convertible Debenture in the principal amount of $550,000, due June 11, 2001, issued to AMRO International, S.A.

10.97†††	Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001.

10.98†††	Registration Rights Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001.

10.99†††	Escrow Agreement among Calypte, Townsbury Investments Limited and New York Escrow Services, LLC dated August 23, 2001.

10.100†††	Stock Purchase Warrant to purchase Common Stock dated October 19, 2001 issued to Townsbury Investments Limited.

10.101^^^^^	Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.102^^^^^	Registration Rights Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.103^^^^^	Security Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.104^^^^^	Form of Secured Convertible Debenture Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.

10.105^^^^^	Class A Stock Purchase Warrant for 1,700,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.

10.106^^^^^	Class B Stock Purchase Warrant for 12,000,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.

10.107^^^^^	Stock Purchase Warrant for 8,500 shares of Common Stock issued to Alexander Dunham Capital Group, Inc.

10.108^^^^^	Stock Purchase Warrant for 76,500 shares of Common Stock issued to Bristol Capital, LLC.

10.109<	Form of Common Stock Purchase Agreement between the Registrant and certain Purchasers dated November 13, 2001.

10.110<	Form of Common Stock Purchase Agreement with certain trade creditors issued pursuant to a private placement completed on February 12, 2002.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

24.1	Power of Attorney (see page II-1).

99.1	Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Anthony J. Cataldo, Executive Chairman

99.2	Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Nancy E. Katz, President and Chief Executive Officer

99.3	Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Richard D. Brounstein, Executive Vice President and Chief Financial Officer

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

KPMG LLP

San Francisco, California
February 8, 2002

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$287	$723
Restricted cash	—	480
Accounts receivable, net of allowance of $191 and $35 at December 31, 2001 and 2000, respectively	325	374
Inventory	1,129	1,166
Prepaid expenses	304	464
Deferred offering costs, net of accumulated amortization of $40 at December 31, 2001	901	—
Other current assets	1	5

Total current assets	2,947	3,212
Property and equipment, net	1,187	1,577
Intangibles, net	—	31
Other assets	128	186

	$4,262	$5,006

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,120	$1,718
Accrued expenses	2,118	1,314
Note payable	411	471
Capital lease obligations—current portion	87	84
Deferred revenue	500	500

Total current liabilities	7,236	4,087
Deferred rent obligation	48	36
Capital lease obligations—long–term portion	22	78

Total liabilities	7,306	4,201

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2001 and 2000; 100,000 shares issued and outstanding at December 31, 2001 and 2000; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,456	2,336

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 50,000,000 shares authorized at December 31, 2001 and 2000, respectively; 37,792,134 and 25,553,064 shares issued and outstanding as of December 31, 2001 and 2000, respectively	38	26
Additional paid–in capital	82,623	77,582
Deferred compensation	(8)	(114)
Accumulated deficit	(88,153)	(79,025)

Total stockholders’ equity (deficit)	(5,500)	(1,531)

	$4,262	$5,006

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

(1)    The Company

Calypte Biomedical Corporation (Calypte or the Company) is a public healthcare company dedicated to the development and commercialization of urinebased diagnostic products and services for Human Immunodeficiency Virus Type 1 (HIV-1), sexually transmitted diseases and other infectious diseases. Calyptes products include its screening enzyme immunoassay (EIA) and supplemental Western Blot tests, the only two FDA-approved HIV-1 antibody tests that can be used on urine samples. The Company believes that accurate, non-invasive urinebased testing methods for HIV and other infectious diseases may make important contributions to public health by helping to foster an environment in which testing may be done safely, economically, and painlessly.

Calypte commenced operations in 1989 and was incorporated as a Delaware corporation in June 1996, concurrent with the initial public offering of its stock. On June 1, 1998, the Company ceased being a development stage enterprise when it announced that the FDA approved its urine HIV-1 Western Blot test. That test is used on samples that are repeatedly reactive in the Companys HIV-1 urine antibody screening test. The supplemental test completed the only available urinebased HIV-1 test method. Calypte is headquartered in Alameda, California and manufactures its HIV-1 screening test there. The Company also conducted screening test manufacturing operations at a facility in Berkeley, California through February 2001. The Company manufactures its urine and serum HIV-1 Western Blot and other products at its facilities in Rockville, Maryland. At December 31, 2000, both the Alameda and Rockville manufacturing facilities were FDA approved.

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

Calypte and its distributors market its products in approximately a dozen countries worldwide. The Companys marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate targeted domestic and international markets. Calypte maintains a small direct sales force to sell its HIV-1 screening test and potential future products to laboratories serving the domestic life insurance market, and has recently expanded its direct sales force to target other selected domestic markets. International markets are addressed utilizing diagnostic product distributors. To date, in countries that have an approval process for diagnostic tests, the Company has received approval for the sale of its product in the Republic of South Africa, the Peoples Republic of China, Indonesia and Malaysia. Several additional international approvals are pending, and the Company is collaborating with its distributors to obtain regulatory approval to market and promote its products in their local markets.

The Company has incurred net losses of $9.1 million, $ 12.2 million and $10.0 million in 2001, 2000, 1999, respectively. The accumulated deficit at December 31, 2001 was $88.2 million. The recurring losses and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. However, as described more completely in Note 19 (unaudited), since December 31, 2001, the Company has entered in to new financing arrangements. However, we do not believe that our currently available financing will be adequate to sustain operations at current levels through 2002 unless new financing is arranged. The Company’s future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

(2)    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Calypte, Inc., and Calypte Biomedical Company (the Companys predecessor entity). All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the sale of its equity interest in Pepgen Corporation (Pepgen) in 2001, the Company accounted for its interest under the equity method (Note 12).

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market accounts and commercial paper with original maturities of three months or less.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts on a specific identification basis when, due to passage of time or receipt of information, there is appropriate evidence of a customers inability to make the required payments.

Inventories

Inventories are stated at the lower of cost or market with cost determined using the firstin, firstout method.

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

Long-Lived Assets

Long-lived assets are comprised of property and equipment and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

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

•
The Company has delivered the product from one of its manufacturing plants to a common carrier acceptable to the purchaser. The Companys customary shipping terms are FOB shipping point. Because of the need for controlled conditions during shipment, the Company suggests, but leaves to the purchasers discretion, acquiring insurance for the value of the shipment. If the purchaser elects to insure the shipment, the insurance is at the purchasers expense.

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

The Company does not permit product returns. The Companys products must be maintained under rigidly controlled conditions that it cannot control after the product has been shipped to the customer.

The Company provides no price protection. With the exception of sales to one distributor, revenue is recognized upon shipment of product. In the case of a single distributor, that distributor holds the Companys inventory on consignment and reports monthly its usage of the products. The Company records revenue on sales to this distributor based on the distributors reported usage.

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

The Companys current sales practices do not require the deferral of revenues and no entries to record deferred revenue have been made during the period covered by this Form 10-K.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the three years ended December 31, 2001, 2000 and 1999. Options and warrants for 16,378,379 shares, 4,982,462 shares and 4,453,795 shares were excluded from the computation of loss per share at December 31, 2001, 2000 and 1999, respectively, as their effect is antidilutive. The difference between net loss and net loss attributable to common stockholders relates to accrued dividends on the Companys Mandatorily Redeemable Series A Preferred Stock discussed in Note 8.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Segment and Geographic Information

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Companys operations are currently confined to a single business segment: the development and sale of HIV diagnostics.

Substantially all of the Companys sales through 2001 have been to United States customers. Sales to international customers accounted for 5% and 4% of the Companys revenues in 2001 and 2000, respectively.

Sales to three major domestic customers amounted to approximately 57% of total net sales for the year ended December 31, 2001. Sales to those customers accounted for 25%, 19% and 13%, respectively, in 2001. Sales to significant domestic customers accounted for 18%, 13%, and 11% of revenues in 2000 and 19% and 12% of revenues in 1999.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets.

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

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of this Statement, which will begin with the Companys fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The Company does not expect that the adoption of SFAS No. 142 will have a material effect on its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 beginning with its fiscal year that starts January 1, 2003. The Company does not expect that adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

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

In January 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures in the principal amount of $550,000 each. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. The Company received $925,000 in aggregate net cash proceeds from the issuance of the two debentures. Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively. The Company was contractually obligated to use no less than 50% of the proceeds from any equity financing to repay the debentures. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock under the terms of its first equity line of credit (see Note 9). The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debentureholder converted the remaining $168,000 balance on the debenture plus accrued interest of approximately $7,000 into 1,008,525 shares of the Companys Common Stock, in accordance with the conversion provisions of the debenture.

Under the terms of the debentures, the debentureholder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Companys common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures prior to maturity, as in the case of the second debenture, the conversion discount to the debentureholder increased to 15% of the average low bid price for Calyptes common stock for any three of the 22 trading days prior to the date of conversion. The Company determined that its debentures were issued with a beneficial conversion feature. The beneficial conversion feature was recognized by allocating an amount equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Companys common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. Because each debenture was convertible into common stock at the option of the holder, the entire $322,000 discount resulting from the allocation of proceeds to the beneficial conversion feature was recognized as interest expense at the issuance date of the debentures during the first quarter of 2001. During the second quarter of 2001, the Companys payments to the debentureholder reduced the debenture balance and effectively repurchased a portion of the beneficial conversion feature. In situations in which a debt instrument containing an embedded beneficial conversion feature is extinguished prior to conversion, a portion of the debt payment is allocated to the beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date. Any residual amount is then allocated to the convertible security with the Company recognizing a gain or loss to remove the remaining liability. The extinguishments of the debentures and the repurchase of the beneficial conversion feature resulted in an extraordinary gain of $145,000 during the second quarter of 2001.

The Company issued a warrant for 200,000 shares of its common stock at an exercise price of $1.50 with the first debenture. The warrant was valued on the date of issue at $0.75 per share using the Black-Scholes option-

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%. The expense associated with the warrant was accounted for as interest expense and amortized over the term of the first debenture. The original issue discount was accounted for as interest expense and recognized using the effective interest method over the respective terms of the debentures.

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

In January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1.25%. The Companys assets secured borrowings under the loan. The agreement called for the loan to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning in August 1999. In January 2000, the loan was modified to extend the repayment term through August 2001. In May 2000, the loan was again modified to increase the then outstanding principal balance by $250,000. At December 31, 2000, the Company had $471,000 outstanding under this facility and the prime rate was 9.5%.

The loan agreement required the Company to maintain certain financial conditions and comply with certain reporting and other requirements. At times during 2000, including at December 31, 2000, the Company was not in compliance with certain of the financial covenants of the agreement. In the event of such non-compliance, the agreement required the Company to pledge cash to the bank in an amount equal to 105% of the outstanding loan balance. Upon the pledge of such cash, the Company was deemed to have cured any default arising from any non-compliance with the financial covenants of the agreement. The Company repaid the note in full in January 2001, using the cash pledged under the agreement. The accompanying Consolidated Balance Sheet as of December 31, 2000 and Statement of Cash Flows for the periods ended December 31, 2001 and 2000 reflect the $480,000 cash pledge to the bank that was required to cure the Companys non-compliance as of December 31, 2000 and the subsequent use of the pledged funds to repay the note during 2001.

(7)    Lease Commitments

Capital Leases

The Company has acquired equipment under three capital lease credit agreements that are collateralized by the related equipment. The lease agreements carry effective interest rates of approximately 18% per annum.

During 1993, the Company issued stock warrants for the purchase of 35,155 shares of the Companys common stock at exercise prices ranging from $5.00 to $7.50 per share as partial consideration for obtaining two of the lease agreements. These warrants expire in 2003.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Equipment acquired under the lease lines of credit and other capital leases included in property and equipment as of December 31, 2001 and 2000 consisted of the following:

	2001	2000
	(in thousands)	(in thousands)
Machinery and equipment	$1,763	$1,728
Other	92	92

	1,855	1,820
Accumulated depreciation and amortization	(1,758)	(1,726)

	$97	$94

Future minimum lease payments under capital leases as of December 31, 2001 were:

Year Ended December 31,	(in thousands)
2002	$100
2003	12
2004	12
2005	2

126
Amount representing interest	(17)

Present value of capital lease obligations	109
Current portion of capital lease obligations	(87)

Capital lease obligations long-term portion	$22

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

(8)    Mandatorily Redeemable Preferred Stock

At the time of its original incorporation, the Company issued both common stock and mandatorily redeemable Series A preferred stock. The Company is required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year end in which the Company attains $3,000,000 in

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

retained earnings, and funds are legally available. Based on losses accumulated through December 31, 2001, the Company must achieve in excess of $91,000,000 in future earnings before any repayment is required. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through December 31, 2001, cumulative preferred dividends totaling $1,456,000 have been charged to stockholders equity to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

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

(9)    Stockholders Equity

Increase in Authorized Shares

On September 28, 2001, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware that increased the number of shares of authorized Common Stock from 50 million to 200 million. The Companys stockholders approved the Certificate of Amendment at the Annual Meeting of Stockholders held on September 20, 2001. A principal purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance the Companys continuing operations.

Private Placements

The Company raised net proceeds of $3.1 million, $6.8 million, $8.3 million, and $0.3 million in private placement transactions of 3,102,500 shares, 3,398,000 shares, 4,096,000 shares, and 1,575,855 shares completed in January 1999, April 1999, April 2000, and November 2001, respectively.

Equity Lines of Credit

In August 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Companys Common Stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Companys Common Stock. The purchase price of the Common Stock purchased pursuant to any draw down will be equal to 88% of the daily volume weighted average price of the Companys Common Stock on the applicable date. In conjunction with the signing of the stock purchase agreement, in October 2001, the Company issued a 7-year fully-vested warrant to the investment fund to purchase up to 4,192,286 shares of common Stock at an exercise price of $0.2743 per share. The warrant was valued on the date of issue at $0.22 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.3%, the contractual life of 7 years, and volatility of 80%. The warrant was accounted for as a deferred offering cost and is recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $10 million nominal commitment amount. In October 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 30,000,000 shares of Common Stock that it may issue

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

in conjunction with the equity line facility and the warrant. During November and December 2001, the Company issued two draw down requests under this facility in the aggregate amount of $430,000. The Company issued 2,182,144 shares of its common stock and received aggregate net proceeds of $406,000 after deducting fees and expenses in settling these two draw downs. The Company continues to use the equity line facility to fund its operations.

The Company and an investor signed a Common Stock Purchase Agreement on November 2, 2000, subsequently amended on January 24, 2001 for the future issuance and purchase of the Companys common stock. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The draw down facility operated generally as follows: The investor committed up to $25 million to purchase the Companys common stock over a twelve month period. Once during each draw down pricing period, the Company could request a draw of up to $6 million, subject to a formula based on the Companys average stock price and trading volume setting the maximum amount of a request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22-day period and the Company received the settled amount of the draw down. By the end of the second quarter of 2001, the Company had received net proceeds of $2,014,000 and had issued 5,085,018 shares of its common stock. This represented all of the shares the Company had registered for sale under the draw down agreement, and the Company and the investor considered the agreement completed. As discussed in Note 6, the Company was obligated to apply no less than 50% of the net proceeds from this financing to repay the debentures.

In conjunction with this agreement, the Company issued to the investor a three-year fully-vested warrant to purchase 1,000,000 shares of the Companys common stock at an exercise price of $1.55 per share. The warrant was valued on the date of issue at $0.73 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%. The warrant was accounted for as a deferred offering cost and was recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $25 million nominal commitment amount. To the extent that not all of the $25 million commitment was drawn, the remaining deferred offering cost of $672,000 was charged as interest expense in the second quarter of 2001.

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

Change of Control Provisions

Certain provisions of the Companys Certificate of Incorporation and Bylaws may have the effect of preventing, discouraging or delaying any change in the control of the Company and may maintain the incumbency of the Board of Directors and management. The authorization of undesignated preferred stock makes it possible for the Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. Additionally, in December 1998, the

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Companys Board of Directors declared a dividend distribution of one preferred share purchase right (a Right) for each outstanding share of Common Stock of the Company. The dividend was payable to the stockholders of record on January 5, 1999. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer or merger approved by the Company because the Rights do not become exercisable in the event of a permitted offer or other acquisition exempted by the Board.

(10)    Incentive Stock and Stock Options Plans

2000 Equity Incentive Plan

In June 2000, the Companys Board of Directors and stockholders approved the adoption of the Companys 2000 Equity Incentive Plan (the 2000 Incentive Plan) to replace the Companys 1991 Incentive Stock Plan, which expired in April 2001. A total of 4,000,000 shares of common stock were initially reserved for issuance under the 2000 Incentive Plan. The Companys stockholders authorized an additional reserve of 13,000,000 shares at the Annual Stockholders Meeting in September 2001. Additionally, all of the shares reserved but not issued or subject to options granted under the Companys 1991 Incentive Stock Plan are available for grant under the 2000 Incentive Plan. The Compensation Committee of the Companys Board of Directors administers the Plan. The Board of Directors may amend or modify the 2000 Incentive Plan at any time. It will expire in June 2010, unless terminated earlier by the Board of Directors.

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

Restricted stock awards may be granted to purchase stock either in addition to, or in tandem with, other awards under the 2000 Incentive Plan, under conditions determined by the Compensation Committee. The purchase price for such awards must be no less than 85% of the fair market value of the Companys Common Stock on the date of the grant. The Compensation Committee may also grant stock bonus awards to employees or consultants for services rendered to the Company. Such awards may also be granted either in addition to, or in tandem with, other awards under the 2000 Incentive Plan, under conditions determined by the Compensation Committee.

Deferred compensation is recorded related to options granted to non-employees and options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. For the

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

year ended December 31, 2001, the Company recorded a deferred compensation credit of $8,000 attributable to common stock options granted under the 2000 Incentive Plan; the Company recorded no deferred compensation attributable to options granted under the 2000 Incentive Plan for the year ended December 31, 2000. The Company recorded compensation expense of $326,000 and $100,000, respectively, attributable to stock bonus awards of 681,405 shares of common stock granted during 2001 and 58,333 shares of common stock granted during 2000. For stock bonuses, compensation expense is determined by multiplying the closing market price of the Companys common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock bonuses was $0.48 in 2001 and $1.71 in 2000.

The following table summarizes option grant activity under the 2000 Incentive Plan:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 1999		$
Granted	1,270,000		1.89
Exercised
Canceled

Outstanding as of December 31, 2000	1,270,000		1.89
Granted	8,007,522		0.26
Exercised
Canceled	(492,411)		1.20

Outstanding as of December 31, 2001	8,785,111		$0.44

Exercisable as of December 31, 2000	212,784		$1.89
Exercisable as of December 31, 2001	4,184,000		$0.48

As of December 31, 2001, 8,583,973 shares of common stock were available for grant under the 2000 Incentive Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2001 and 2000, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

	2001	2000
Per share weighted average fair value of options granted	$0.13	$1.00
Expected dividend yield	0.00%	0.00%
Riskfree interest rate	4.34%	5.77%
Volatility	80%	80%
Expected life	5.9 years	5.8 years

1991 Incentive Stock Plan

In April 1991, the Companys Board of Directors approved the adoption of the Companys Incentive Stock Plan (the Stock Plan). A total of 4,240,992 shares of common stock have been reserved for issuance under the Stock Plan. Since the adoption of the 2000 Equity Incentive Plan in June 2000, no additional shares have been granted from the Stock Plan and all of the shares reserved but not issued or subject to options granted under the Stock Plan are available for grant under the 2000 Incentive Plan.

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

1995 Director Option Plan

In December 1995, the Companys Board of Directors approved the Companys Director Option Plan (the Director Option Plan). During 2001 and 2000, the Board of Directors and the stockholders approved an increase in the number of shares reserved for issuance under the Plan by 2,000,000 and 500,000, respectively, bringing the total number of shares of common stock reserved for issuance to the directors of the Company pursuant to nonstatutory stock options to 2,850,000. Under the Director Option Plan, the Companys Board of Directors determines the number of shares of the Companys stock that will be granted each year to newly-elected and re-elected directors. Options may be granted under this plan to non-employee directors or, pursuant to an agreement between the Company and another person, entity or affiliate with whom a non-employee director is associated, that other person, entity, or affiliate. Each option granted under the Director Option Plan is exercisable at 100% of the fair market value of the Companys common stock on the date the option was granted. Each grant under the plan vests monthly over the twelve month period commencing with the directors date of election or re-election, provided that the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than one year after the date of the grant. The plan will expire in December 2005 unless terminated earlier in accordance with certain provisions of the Plan.

The Company has not recorded any deferred compensation for the Companys common stock options granted under the Director Option Plan.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

The following table summarizes activity under the Director Option Plan:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 1998	67,000	4.37
Granted	140,000	1.56
Exercised
Canceled

Outstanding as of December 31, 1999	207,000	2.47
Granted	101,500	2.41
Exercised	(750)	1.38
Canceled

Outstanding as of December 31, 2000	307,750	2.45
Granted	350,000	0.20
Exercised
Canceled

Outstanding as of December 31, 2001	657,750	$1.25

Exercisable as of December 31, 1999	59,669	$3.73

Exercisable as of December 31, 2000	251,750	$2.40

Exercisable as of December 31, 2001	392,250	$1.94

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

The following table summarizes information about stock options outstanding under the 2000 Equity Incentive Plan, the 1991 Incentive Stock Plan, and the 1995 Director Option Plan at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Years to Expiration	Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
$0.14-$0.20	2,401,458	9.72	$0.17	1,208,232	$0.17
$0.22-$0.26	3,384,015	9.84	$0.24	438,684	$0.23
$0.27-$0.64	2,193,580	9.45	$0.32	1,986,698	$0.30
$0.78-$1.00	769,563	7.30	$0.89	723,730	$0.90
$1.05-$2.00	1,231,527	8.58	$1.53	784,633	$1.53
$2.06-$7.00	839,045	7.99	$2.93	626,884	$3.08

$0.14-$7.00	10,819,188	9.27	$0.64	5,768,861	$0.81

1995 Employee Stock Purchase Plan

In December 1995, the Companys Board of Directors approved the Companys Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code (the Code). The Company initially reserved 300,000 shares of common stock for issuance under the Purchase Plan. In 2001, the Board of Directors and stockholders authorized reserving an additional 1,000,000 shares for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Companys common stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Each offering period lasts for twenty-four months; stock purchases occur on April 30 and October 31 of each year. For the years ended December 31, 2001, 2000 and 1999, 135,794, 39,801, and 27,535, shares, respectively, were purchased under the Purchase Plan. Cumulative purchases under the Purchase Plan at December 31, 2001 totaled 232,479 shares, leaving 1,067,521 shares reserved for subsequent purchase.

Under SFAS No. 123, compensation cost is recognized for the fair value of the employees purchase rights. The following table summarizes the per share weighted-average fair value of purchase rights granted during 2001, 2000, and 1999, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

	2001	2000	1999
Per share weighted-average fair value of purchase rights granted	$0.26	$0.72	$0.46
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.61%	6.13%	5.10%
Volatility	80%	80%	80%
Expected life	0.5 years	0.5 years	0.5 years

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

Pro Forma Disclosure

Had the Company determined compensation cost based on the fair value at the grant date for its stock options and purchase rights under SFAS No. 123, the Companys net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

	2001	2000	1999
	(in thousands)	(in thousands)	(in thousands)
Net loss attributable to common stockholders
As reported	$(9,248)	$(12,364)	$(10,146)
Pro forma	(10,380)	(13,442)	(11,057)
Net loss per share attributable to common stockholders
As reported	$(0.30)	$(0.52)	$(0.52)
Pro forma	$(0.34)	$(0.56)	(0.57)

Pro forma net loss reflects only options granted since 1995 as well as purchase rights granted since 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

(11)    Section 401(k) Plan

Effective January 1, 1995, the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Companys full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan.

(12)    Investment in Pepgen Corporation

In 1995, the Company purchased a 49% equity interest in Pepgen Corporation (Pepgen) for $2.5 million, comprised of $1.0 million paid at closing, a $1.0 million promissory note and options to purchase the Companys common stock valued at $500,000. The $1.0 million promissory note balance was paid in 1996. The options were granted to Pepgens stockholders for the purchase of an aggregate of 475,000 shares of the Companys common stock at a price of $7.50 per share, of which 100,000 of such shares were immediately exercisable upon signing of the agreement and the remaining 375,000 shares become exercisable upon attainment of certain milestones. The Company valued the options utilizing the Black-Scholes option-pricing model which considered the terms of the options, other market assumptions consistent with those as determined by an independent valuation appraiser, a volatility index for the biotechnology industry and certain other factors related to the probability and timing of attaining related milestones. The options expire at the earlier of September 2005 or three years after becoming exercisable. During the second quarter of 2001, the Company sold its interest in Pepgen for $500,000, citing its short-term financial requirements and strategic commitment to diagnostic, rather than therapeutic, products.

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

Prior to the sale of its interest in 2001, the Company carried its investment in Pepgen at zero, as the proportionate losses recognized by the Company had reduced the initial investment to that amount.

(13)    Income Taxes

The provision for income taxes for all periods presented in the accompanying consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	December 31,
	2001	2000	1999
	(in thousands)
Computed expected tax expense	$(3,152)	$(4,163)	$(3,408)
Meals and entertainment expenses, and officers life insurance not deductible for income taxes	7	13	17
Research expenses		39	39
State tax expense, net of federal income tax benefit	1	1	1
Losses and credits for which no benefits have been recognized	3,146	4,112	3,360
Other			5

	$2	$2	$2

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	December 31,
	2001		2000
	(in thousands)
Deferred tax assets:
Employee benefit reserves, including accrued vacation and bonuses		$70		$60
Start-up and other capitalization		734		751
Fixed assets, due to differences in depreciation		223		379
Deferred rent and revenue		218		214
Net operating loss carryovers		29,047		26,093
Research and development credits		1,542		1,510
Other operating reserves		81		75
Other		412		301

Total gross deferred tax assets		32,327		29,383
Valuation allowance		(32,327)		(29,383)

Net deferred tax asset	$		$

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

At December 31, 2001, the Company is approximately $1,052,000 in arrears on the payment of royalties under certain of its licensing agreements. Under certain of the Company’s licensing agreements, the patent holder or other organization granting rights to the Company has the right to revoke the license for non-payment of royalties. Should the patent holder or other granting organization take that step, the Company could find it necessary to modify its manufacturing practices or change its business plan. Refer to Notes 18 and 19 (unaudited) for recent developments regarding certain of the Company’s license agreements. Since December 31, 2001 and in conjunction with the Subsequent Financings discussed in Note 19 (unaudited), the Company has contacted its major license grantors and is attempting to satisfy its royalty obligations either through restructuring of its debt by issuing shares of its common stock, as also discussed in Note 19 (unaudited), or by arranging payment schedules to eliminate the royalty payment arrearages by the end of calendar 2002.

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

International

The Company has entered into distribution agreements with ten international distributors granting them exclusive rights to distribute the Company’s products in approximately one dozen countries. The agreements generally have terms of from one to three years. Continuing exclusivity and agreement renewal or extension is typically dependent upon specified minimum purchases following successful local regulatory approval of the product. At December 31, 2001, the product was registered for sale in the Republic of South Africa, the Peoples Republic of China, Indonesia, and Malaysia. Regulatory approvals in France, the Philippines, Korea and Brazil are in process.

(16)    Consulting and Employment Agreements

In January 1995, the Company entered into an employment agreement with an officer for the year ended December 31, 1995, which provided for an annual salary of $140,000 plus an annual bonus not to exceed $35,000 per year. The agreement was amended in November 1999 to provide payment of the officers base salary through April 2000. The agreement was subsequently amended in 2000 to provide for payment of $100,000 in cash and stock for services from April 2000 through March 2001. The agreement was not extended or renewed thereafter.

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

In October 1999, the Company entered into an employment agreement with an officer and director of the Company that included a base salary, subject to annual review, and the grant of 450,000 stock options, which vest over 24 months. The officer is also entitled to a bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors. During 2000, the officer received a stock bonus of 25,000 shares of the Companys common stock and was granted stock options that vest over 24 months to purchase an additional 300,000 shares of the Companys stock. During 2001, the officer was granted multiple options with vesting periods ranging from 3 to 36 months to purchase an aggregate of 900,000 shares of the Companys stock. At December 31, 2001, options to purchase 452,431 shares of stock were exercisable based on grants made during 2001. In the event the Company terminates the officers employment other than for cause, the officer is entitled to receive her base salary for twelve months.

In October 1999, the Company entered into a consulting agreement with a Board member to serve as an officer of the Company effective from October 1999 through October 2000. Under the terms of the agreement, the director received compensation of $5,000 per month and was granted options to purchase 150,000 shares of the Companys stock. The options for 50,000 shares of the Companys stock vested immediately upon execution of the Agreement, an additional 50,000 shares vested after six months, and the remaining 50,000 shares vested on the one year anniversary of the agreement. The agreement was renewed for an additional twelve months through October 2001 to compensate the Board member for service as Chairman of the Board. The director received a restricted stock award valued at $60,000 that vests over the twelve-month term of the agreement as compensation for the renewal. In 2001, the agreement was renewed for a subsequent twelve-month term. The director was granted options to purchase 300,000 shares of the Companys stock. The options vest ratably over the twelve-month term of the agreement.

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

Option grants to non-employees are valued at the date of grant using the Black-Scholes option-pricing model in accordance with FAS 123. Option grants that do not include sufficient disincentive for non-performance are accounted for in accordance with EITFs 96-18 and 00-18. In such instances, the deferred compensation is amortized over the term of the agreement on a straight-line basis. Until the awards are fully vested or a measurement date is achieved, the Company records an adjustment to deferred compensation and consultant expense to reflect the impact of the fair value, as remeasured at quarter-end, of the options based on changes to the Companys stock price.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

(17)    Related Party Transactions

During 1997, in recognition of a Technology Rights Agreement entered into between the Company and an officer, the Company partially funded the expenses of a research foundation started by the officer. The officer entered into a loan agreement with the Company to repay such funding to the Company. The principal amount and all accrued interest was originally due on December 1, 1997, but the Companys Board of Directors extended the due date to December 31, 1999 and then to June 12, 2000. In June 2000, the Company accepted a new note from the officer that incorporated the principal and accrued interest from the previous indebtedness. The June 2000 note was secured by the officers owned stock and vested stock options in the Company. The note required interest at the prime rate and was due on December 31, 2000. On September 12, 2000, the officer repaid the note and accrued interest in full.

In April 2000, the Company sold 4,096,000 shares of Common Stock to institutional investors in a private placement at $2.05 per share. The Company sold 1,951,220 of the shares to an investment company for which the Companys Chairman of the Board serves on the Board of Directors and as a member of the Compensation Committee. Pursuant to the Common Stock Purchase Agreement dated March 2, 2000, a representative designated by the investment company was elected to and continues to serve on Calyptes Board of Directors. The Calypte Board will nominate a representative selected by the investment company for election to the Calypte Board for so long as the investment company holds one-half of the shares it acquired through the Common Stock Purchase Agreement. In connection with the private placement, the investment company extended a $1 million line of credit to Calypte and Calypte issued a warrant for the purchase of 100,000 shares of its common stock at $3.62 per share. The Company drew $500,000 under the line of credit, which balance was converted into common stock at the rate of $2.05 per share, consistent with the purchase price for other shares in the private placement purchased by the investment fund.

As described in Note 6, in September 2001, the Company issued a $400,000 Promissory Note to the parent company of its largest stockholder.

In November 2001, the Company sold 1,575,855 shares of Common Stock under Regulation 144 to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The investors are required to hold the shares purchased pursuant to this offering for twelve months from the date of purchase. Three members of the Companys Board of Directors purchased an aggregate of 721,154 shares of this offering

(18)    Contingencies

The Company has received correspondence from the National Institutes of Health (NIH) alleging that its HIV-1 urine-based test products are also subject to the patent under which it licenses its serum-based supplemental test and requesting the payment of additional license fees of approximately $300,000 for past shipments plus a royalty on future shipment of its urine-based products. At December 31, 2001, the Company has accrued, but is delinquent in making, royalty payments to NIH for its serum-based product sales. The Company has informed the NIH that it does not agree with their analysis of the patent in question. The Company cannot, however, assure that it will be successful if the matter is pursued further by NIH, or if it is litigated. If the Companys analysis of the patent does not prevail and if it becomes subject to royalty payments to the NIH for past and future shipments of its urine-based test products, it would reduce the funds available to fund continuing operations and might result in a decrease in its gross margin on those products and/or cause it to increase the price of those products, which could adversely affect the market share for its urine-based products.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

(19)    Subsequent Events (Unaudited)

Contingencies

On March 6, 2002, the NIH notified the Company that it would classify Calyptes urine EIA test as a product that is not subject to earned royalties under the terms of the Companys license agreement. The Companys urine Western Blot supplemental test is, however, subject to royalties under the license. This tentative agreement with the NIH will be formalized by executing an amendment to the Companys license agreement with NIH and an agreement regarding payment of past-due royalties, and effectively resolves the contingency described in Note 18.

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

On February 21, 2002, the Company renegotiated the terms of repayment under its Promissory Note with the parent company of its largest stockholder at year-end. The Note now requires payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raises at least $2 million in external financing, not including the convertible debentures and warrants discussed above. If there is a remaining balance under the Note upon the Companys obtaining proceeds of at least $2 million of external financing, the Company is obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company is obligated to continue monthly payments of $35,000 until the Note is repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until the Companys registration statement for the convertible debentures becomes effective, at which time the Company is required to resume making monthly payments of $35,000. No payments have been made on this note since February 2002.

Subsequent Financings

Between January 1 and May 31, 2002, the Company issued 5,618,567 shares of its common stock under its equity line facility at an average price of $0.177 and received net proceeds of $939,000 after deducting expenses.

On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (CIG) whereby CIG agreed to provide approximately $1.5 million within 90 days and an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations.

CIG is essentially a de facto entity comprised of a number of unaffiliated investors assembled by Mr. Anthony Cataldo, the Company’s executive chairman to facilitate investments in the Company. Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG. As a

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

condition precedent to the initial investment, it was requested that Mr. Cataldo be appointed Executive Chairman in connection with the restart of the Company’s operation. Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors. During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period. The Company initially came into contact with individual investors that comprise CIG via certain existing security holders of the Company who were concerned about the Company winding down its business affairs and their investment (holdings) in the Company. Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the acronym CIG. The individual investors that comprise the de facto entity referred to as CIG are not affiliated and Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual investors that comprise CIG. To the best of the Company’s knowledge, the individual investors of CIG are not affiliated with each other. Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing. He continues to actively pursue raising the necessary capital to fund the Company’s on-going operations. There are no defined terms with respect to investments that can be attributed to CIG and as such all financing arrangements must be negotiated on an individual basis. To date, to the best of the Company’s knowledge, all investors that have been aggregated under the acronym CIG are offshore residents. Additional new investors not a part of the original CIG investment in the Company may be referred to going forward under the acronym CIG.

There can be no assurance that the terms of such capital will be made available to the Company on a timely basis and there can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure additional financing on a timely basis will place the Company in significant financial jeopardy.

In conjunction with the acceptance of the CIG financing proposal, the Company’s Board of Directors appointed Anthony J. Cataldo as Executive Chairman and further agreed to issue to Mr. Cataldo an aggregate of 7,966,666 stock options pursuant to an employment agreement negotiated between Mr. Cataldo and the independent members of the Board of Directors. Mr. Cataldo was appointed to the Board replacing David E. Collins, who resigned as Chairman of the Board and from the Board of Directors. On May 10, 2002, when the market price of our common stock was $0.03 per share, Mr. Cataldo was granted fully-vested options to purchase 1,966,666 shares of the Company’s common stock at $0.015 per share and options to purchase 6,000,000 shares of the Company’s common stock at $0.03 per share, with the option to purchase 3,000,000 shares vested immediately and the option to purchase the remainder vested on the one-year anniversary of the option grant. The options have a five-year term. As options granted to an employee, Mr. Cataldo’s options were accounted for under the provisions of APB 25 and FIN 44. The Company recognized compensation expense of $29,500 based on the intrinsic value of the below-market grant of 1,966,666 shares and no expense based on the at-market grant of 6,000,000 shares.”

The components of the financing through May 31, 2002 include the following:

On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to the private investment fund Bristol Investment Fund Ltd. under an exemption provided by Regulation S. This debenture has the same terms as those of the initial debenture and related warrants as more fully disclosed later in this section. The closing price for Calypte stock on May 10, 2002 was $0.03.

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

Calypte has reduced the exercise price of the Townsbury warrant as permitted by the originally negotiated terms of the warrant. The reduced exercise price has served as an inducement for Townsbury to exercise the warrant as Calypte was in need of additional funds for the resumption and continuation of its business operations. In light of Calypte’s precarious financial condition and the Company being in danger of ceasing operations, the exercise price was modified to allow for the Company to receive additional financing. The Company viewed modification of the exercise price as fair and reasonable under the circumstances. Townsbury was and is viewed as an unaffiliated party of the Company.

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

Pursuant to Regulation S, Calypte has issued a series of 8% convertible notes in the aggregate principal amount of $2.225 million. These notes have a 24 month term and are convertible into shares of the Company’s common stock at the lesser of $.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity. Calypte has received approximately $1.9 million in proceeds after deducting fees and costs associated with these notes. Under the terms of the subscription agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the notes and use its reasonable commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. In the event there is a registration default under the agreement, the Company shall pay, at the subscribers’ option, in cash or stock, as liquidated damages an amount equal to 2% of the note principal per month.

The following table sets forth the individual investors who have subscribed to the 8% convertible notes:

Investor	Amount	Transaction Date	Calypte Closing Price	Shares Issued/Converted
8% Convertible Notes—
Alpha Capital Aktiengesellshaft	$500,000	5/24/02	$0.12	0
Stonestreet Limited Partnership	$500,000	5/24/02	$0.12	0
Filter International Ltd.	$150,000	5/24/02	$0.12	0
Camden International Ltd.	$250,000	5/24/02	$0.12	0
Camden International Ltd.	$100,000	5/24/02	$0.12	0
Domino International Ltd.	$150,000	5/24/02	$0.12	0
Thunderbird Global Corporation	$75,000	5/24/02	$0.12	0
BNC Bach International Ltd.	$200,000	5/24/02	$0.12	0
Excalibur Limited Partnership	$200,000	5/24/02	$0.12	0
Standard Resources Ltd.	$100,000	5/24/02	$0.12	0

	$2,225,000

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

The Company determined that the above convertible notes were issued with a beneficial conversion feature. The beneficial conversion feature was recognized by allocating an amount equal to the intrinsic value of that feature to note discount to be amortized over the life of the note, subject to a limitation of the face amount of the respective note. Upon earlier conversion, the proportionate share of unamortized discount is charged to additional paid-in capital. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note and the fair value of the Company’s common stock into which the note was convertible, multiplied by the number of common shares into which the note was convertible. In the case of the 8% convertible notes, the beneficial conversion feature was generally limited by the face amount of the note. The Company has recorded approximately $81,000 of such discount amortization as non-cash interest expense through May 31, 2002.

At this time we are currently in the registration process for the Bristol Debentures and have not begun the process for any CIG financing.

Calypte has issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial and business advisory services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The aggregate of 18,500,000 warrants were valued on the date of issue at $0.0155 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 5.2%, the contractual life of 4 months, and volatility of 80%. Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to Accounting for Stock Based Compensation, the Company recognized approximately $287,000 in expense attributable to these warrants in the second quarter of 2002. The Company valued 500,000 options on the date of issue at $0.0253 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 5.16%, the contractual life of 10 years, and volatility of 80%. Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18, the Company recognized approximately $13,000 in expense attributable to these options during the second quarter of 2002.

The consultants have exercised warrants and options aggregating 13,333,333 shares as of May 31, 2002 and Calypte has received proceeds of $200,000.

Prior to the CIG investment commitment, the Company had announced on April 17, 2002 that it would begin winding down its business due to insufficient funds to continue its operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. As a result of the CIG investment commitment, the Company announced that it would not complete the wind down of its business as previously announced. Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time. The Company has begun to call back some of its furloughed employees and has restarted the business. The Company can give no assurance that it will be able to successfully recall all of its furloughed key employees or that its revenues and customer base will not be negatively impacted by the announcement and commencement of the wind down of the Companys business.

On February 11, 2002, the Company signed a securities purchase agreement with Bristol pursuant to which the fund agreed to purchase an aggregate of $850,000 of 12% secured convertible debentures maturing two years

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2000 and 1999

after issuance. As of May 31, 2002, the Company has issued $525,000 of debentures and has received net proceeds of $470,000. The Company expects to issue a debenture for the balance of $325,000 upon the effectiveness of a registration statement filed by the Company in March 2002. The outstanding debentures bear interest at the annual rate of 12% payable quarterly in common stock or cash at Bristols option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Companys Common Stock. The Conversion Price for the debentures is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. On May 31, 2002, Bristol converted approximately $60,000 of principal plus accrued interest and the Company issued approximately 4,462,000 shares of its common stock at $0.014 per share. In addition, upon effectiveness of the registration statement, Bristol is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Companys common stock for the 60 trading days immediately preceding such conversions.

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

The Company also issued Bristol a Class B warrant to purchase an additional 12,000,000 shares of its Common Stock. Upon the effectiveness of the related registration statement, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to Bristol, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because the fund is required to convert the debentures for a minimum number of shares equal to 5% of the Companys aggregate trading volume for the preceding 60 trading days, this means that the fund must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Companys consent. The term of the Class B warrant is 12 months from the effective date of the related registration statement. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share. The warrant was valued on the date of issue at $0.14 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.2%, the contractual life of 1 year, and volatility of 80%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

By:	/s/ NANCY E. KATZ
Nancy E. Katz
President and Chief Executive Officer

Date: December 20, 2002

POWER OF ATTORNEY

Each Director of the Registrant whose signature appears below, hereby appoints Nancy E. Katz as his or her attorney-in-fact to sign in his or her name and on his or her behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K/A (No.2) to the same extent and with the same effect as if done personally.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ ANTHONY J. CATALDO Anthony J. Cataldo	Executive Chairman of the Board of Directors	December 20, 2002

/s/ NANCY E. KATZ Nancy E. Katz	President, Chief Executive Officer and Director	December 20, 2002

/s/ RICHARD D. BROUNSTEIN Richard D. Brounstein	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 20, 2002

/s/ JOHN J. DIPIETRO John J. DiPietro	Director	December 20, 2002

/s/ PAUL FREIMAN Paul Freiman	Director	December 20, 2002

/s/ JULIUS R. KREVANS, M.D Julius R. Krevans, M.D.	Director	December 20, 2002

/s/ MARK NOVITCH, M.D. Mark Novitch, M.D.	Director	December 20, 2002

/s/ ZAFAR I. RANDAWA, PH.D. Zafar I. Randawa, Ph.D.	Director	December 20, 2002

II-1

INDEPENDENT AUDITORS’ REPORT ON
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors
Calypte Biomedical Corporation:

Under date of February 8, 2002, we reported on the consolidated balance sheets of Calypte Biomedical Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Companys management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Calypte Biomedical Corporation and subsidiary referred to above contains an explanatory paragraph that states that the Companys recurring losses from operations and accumulated deficit raise substantial doubt about the entitys ability to continue as a going concern. The consolidated financial statement schedule included in this Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.

/s/    KPMG LLP

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