Form 10-Q/A
period 2002-03-31
CALYPTE BIOMEDICAL CORP
filed 2002-12-20
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/ A

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

FORM 10-Q/A

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

ASSETS

	March 31, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$119	$287
Accounts receivable, net of allowance of $191 at March 31, 2002 and December 31, 2001	182	325
Inventory	1,038	1,129
Prepaid expenses	219	304
Deferred offering costs, net of accumulated amortization of $133 at March 31, 2002 and $40 at December 31, 2001	808	901
Other current assets	7	1

Total current assets	2,373	2,947
Property and equipment, net of accumulated depreciation of $4,211 at March 31, 2002 and $4,089 at December 31, 2001	1,134	1,187
Other assets	128	128

	$3,635	$4,262

LIABILITIES, MANDATORILY REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,855	$4,120
Accrued expenses	941	2,118
Note payable — current portion	393	411
Capital lease obligations — current portion	65	87
Deferred revenue	500	500

Total current liabilities	5,754	7,236
Debenture payable, net of discount of $398 at March 31, 2002	27	—
Warrant liability	425	—
Deferred rent obligation	50	48
Capital lease obligations — long-term portion	20	22

Total liabilities	6,276	7,306

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,486	2,456

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 45,077,124 and 37,792,134 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	45	38
Additional paid-in capital	83,629	82,623
Deferred compensation	—	(8)
Accumulated deficit	(88,801)	(88,153)

Total stockholders’ equity	(5,127)	(5,500)

	$3,635	$4,262

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(648)	$(3,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	129
Amortization of deferred compensation	8	(34)
Amortization of debenture discount	27	—
Amortization of charge for beneficial conversion feature	—	494
Expense related to common stock grants	18	112
Gain on sale of equipment	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	143	(338)
Inventory	91	(188)
Prepaid expenses and other current assets	249	241
Other assets	—	18
Accounts payable, accrued expenses and deferred revenue	(1,194)	1,329
Deferred rent obligation	2	3

Net cash used in operating activities	(1,182)	(1,783)

Cash flows from investing activities:
Purchase of equipment	(69)	(52)
Proceeds from sales of equipment	—	23

Net cash used in investing activities	(69)	(29)

Cash flows from financing activities:
Proceeds from sale of stock	823	862
Expenses related to sale of stock	(66)	(290)
Proceeds from issuance of debentures, net of transaction costs	368	925
Repayment of debentures	—	(308)
Principal payments on notes payable	(18)	(471)
Refund of cash pledged to bank pursuant to loan agreement	—	480
Principal payments on capital lease obligations	(24)	(20)

Net cash provided by financing activities	1,083	1,178

Net decrease in cash and cash equivalents	(168)	(634)
Cash and cash equivalents at beginning of period	287	723

Cash and cash equivalents at end of period	$119	$89

Supplemental disclosure of cash flow activities:
Cash paid for interest	$3	$11
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash activities:
Acquisition of equipment through capital lease obligations	—	35
Dividends accrued on mandatorily redeemable Series A preferred stock	30	30
Deferred compensation attributable to stock option grants	—	(139)
Common stock grants to employees, consultants and vendors	238	185
Original issue discount and expense withheld from debenture proceeds	57	175
Fair market value of warrants issued in conjunction with debenture	425	—

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

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for each of the years in the three year period ended December 31, 2001 included in its Form 10-K/A (No. 2) filed with the SEC on December 20, 2002.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these consolidated financial statements and in the related notes is unaudited.

During the first quarter of 2002, the Company has incurred a net loss of $0.6 million and its accumulated deficit at March 31, 2002 was $88.8 million. For us to successfully implement our business plan, we must overcome certain impediments. Specifically, in April of 2002, we announced the winding down of our business operations because we lacked sufficient capital to continue to successfully implement our business model. Subsequently, in May of 2002, we announced an arrangement for new funding, which allowed for Calypte to resume and recommence regular business operations. Based upon our tenuous financial condition, our independent auditors have issued an opinion that raises substantial doubt about our ability to continue our business operations as a going concern. We continue to reassess our business plan and capital requirements as a result of the wind-down and subsequent restart of our operations. Please see Note 9, Subsequent Events, for a description of our new funding arrangement.

There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

(2)    Significant Accounting Policies

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002 and 2001
(unaudited)

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002 and 2001
(unaudited)

(6)  Debenture Payable

On February 11, 2002, the Company signed a securities purchase agreement with a private investment fund, Bristol Investment Fund, Ltd. (“Bristol”), pursuant to which Bristol agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by the Bristol, under an exemption provided by Regulation S, on February 11, 2002 and the Company received net proceeds of $368,000. The closing price for Calypte stock on February 11, 2002 was $0.25. The Company expects to issue the second debenture, also in the amount of $425,000, upon the effectiveness of a registration statement filed by the Company in March 2002. The outstanding debenture bears interest at the annual rate of 12% payable quarterly in common stock or cash at Bristol’s option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s common stock. The Conversion Price for both debentures is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115.

Under the Security Purchase Agreement, Bristol would be obligated to purchase the remaining debenture no later than ten (10) business days after the effective date of a registration statement for the shares of common stock underlying the debenture, provided that there are no material adverse effects on the business operations, assets, financial conditions or prospects of the Company or its subsidiaries, if any, as of the date of the effectiveness of the registration statement and so long as the shares underlying the debenture (in the amount of $425,000) are included in the registration statement. Bristol is not obligated to purchase the $425,000 of the remaining debenture until such time as the underlying shares are registered. Upon the effectiveness of the registration statement, Bristol is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

In conjunction with this transaction, the Company issued a Class A warrant to purchase up to 1,700,000 shares of its Common Stock. The Class A warrant is exercisable for a period of seven years after issuance at a price per share equal to the Conversion Price. Bristol fund has sole discretion with respect to when and if it chooses to exercise any or all of the Class A warrant prior to its expiration. The warrant was valued on the date of issue at $0.21 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.7%, the contractual life of 7 years, and volatility of 80%. As additional fees for this transaction, the Company also issued a warrant to purchase 85,000 shares of its common stock. The warrant to purchase the 85,000 shares has the same terms and the same fair market value as the Class A warrant.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002 and 2001
(unaudited)

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the $425,000 debenture, which is being amortized as interest expense over the 24 month term of the debenture. The combined fair values of the Class A warrants and Class B warrants treated as a discount to the debenture exceed the $425,000 amount of the debenture. Accordingly, the aggregate amount of the warrant liability and the offsetting debenture discount recorded attributable to the Class A and Class B warrants is limited to $425,000. The warrant liability will be reclassified to equity at the time the Company has registered sufficient shares to allow for the exercise of the warrants. Until that time, it will be marked to market through earnings. The Company recognized approximately $27,000 in non-cash interest expense related to the amortization of the debenture discount during the first three quarters of 2002.

The Company determined that its debenture was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company’s common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. Because the Company also issued warrants in conjunction with the debenture, as described above, the value of the beneficial conversion feature was not accorded treatment as a discount to the debenture, since the valuation of the accompanying warrants had reduced the carrying value of the debenture to zero at the time of issuance.

(7)  Equity Financing and Deferred Offering Costs

In August 2001, the Company and Townsbury, a private investment fund, signed a Common Stock Purchase Agreement for the future issuance and purchase of the Company’s common stock. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. During the first quarter of 2002, the Company completed five draw downs under the facility, issuing 5.6 million shares of its Common Stock at an average price of $0.167 per share and receiving cash proceeds totaling $939,000 after deducting fees and expenses in settling these draw downs. Since the effectiveness of the related registration statement through March 31, 2002, the Company has completed seven drawdowns under the facility, issuing 7.8 million shares of its common stock and receiving $1.3 million in net proceeds after deducting fees and expenses. Additionally, during

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002 and 2001
(unaudited)

the first quarter of 2002, the Company recognized as a cost of the financing $0.9 million of the deferred offering cost attributable to a warrant to purchase 4,2 million shares of its Common Stock issued to Townsbury in conjunction with the draw down facility. See Note 9, Subsequent Events, for a description of recent developments regarding the exercise of the warrant.

(8)  Gain on Extinguishment of Debt

On February 12, 2002, the Company completed a restructure of approximately $1.7 million of its past due accounts payable and certain obligations with 27 of its trade creditors. Under the restructuring, the Company issued approximately 1.4 million restricted shares of its common stock at various negotiated prices per share to trade creditors in satisfaction of specified debt. The issuance of the shares was pursuant to Regulation D of the Securities Act. The Company agreed to use its best efforts to register the shares within 45 business days of the closing date. As of the current date, the Company has not filed the registration statement, however, the agreement does not provide for any specific penalties on the Company for its failure to file a registration statement within the prescribed period. The creditors accepted the shares plus deferred cash payments of from 0% to 25% of the outstanding balance in satisfaction of $1,699,000 of indebtedness plus certain patent rights for 2002. On the date the shares were issued, the aggregate value of the Company’s common stock issued to trade creditors was $248,000 and the aggregate deferred cash payment yet to be made to the trade creditors totaled $132,000. The Company recognized an extraordinary gain of $1,319,000 during the first quarter of 2002 as a result of restructuring this indebtedness.

(9)  Subsequent Events

On April 17, 2002, the Company announced that it would begin winding down its operations as it did not have sufficient working capital or the necessary funds to continue with its business plan or operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (CIG) pursuant to which CIG agreed to commit an aggregate of approximately of $1.5 million to the Company within the following 90 days. It was further agreed that CIG would raise an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations. As a result of the CIG investment commitment, the Company announced on May 13, 2002 that it would not complete the wind down of its business as previously announced. Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time. The Company recalled many of its furloughed employees and has restarted its business. The Company can give no assurance that its revenues and customer base will not be negatively impacted over the long term by the announcement and commencement of the wind down of its business.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002 and 2001
(unaudited)

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

As of May 17, 2002, Calypte has received approximately $0.5 million in financing, primarily pursuant to the CIG commitments, and including $100,000 from Bristol as discussed below. As of May 17 and since the restart of operations, we have received no proceeds from draw downs under our equity line with Townsbury, but we did receive $15,000 through the exercise of Townsbury warrants as discussed below. The components of the financing through May 17, 2002 include the following:

■
On May 14, 2002, Calypte issued a $150,000 10% convertible promissory note pursuant to Regulation S to BNC Bach International Ltd., an investor who is a related party to Townsbury Ltd., the investor that provides the Company’s existing equity line of credit. The closing price for Calypte Common Stock on May 14, 2002 was $0.14. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of Calypte’s next drawdown under the equity line. In conjunction with the issuance of this note, Calypte repriced from $0.27 to $0.015 the 4.2 million-share warrant issued

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002 and 2001
(unaudited)

pursuant to the equity line. Townsbury has exercised a portion of the warrant for the 1 million shares and Calypte received $15,000 in proceeds.

In light of the Company’s precarious financial condition and its being in danger of ceasing operations, the exercise price was modified to serve as an inducement for the investor to exercise the warrant. The Company viewed the modification of the exercise price as fair and reasonable under the circumstances. Townsbury was and is viewed as an unaffiliated party of the Company. The fair value of the warrant had originally been treated as a deferred offering cost associated with the equity line. The fair value of the repriced warrant was less than that of the original warrant and therefore no accounting adjustment attributable to the repricing was required. Upon the exercise of the warrant, the Company reclassified the proportionate share of the unamortized balance of the deferred offering cost to additional paid-in capital.

■
On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to the private investment fund Bristol Investment Fund Ltd. under an exemption provided by Regulation S. This debenture has the same terms as those of the initial debenture and reduces the remaining commitment under the agreement to $325,000. The closing price for Calypte stock on May 10, 2002 was $0.03.

■
Calypte has issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and will be registered for resale by the consultants under Form S-8. The aggregate of 18,500,000 warrants were valued on the date of issue at $0.0155 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 5.2%, the contractual life of 4 months, and volatility of 80%. Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company will recognize approximately $287,000 in expense attributable to these warrants in the second quarter of 2002. The Company valued 500,000 options on the date of issue at $0.0253 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 5.16%, the contractual life of 10 years, and volatility of 80%. Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company will recognize approximately $13,000 in expense attributable to this option during the second quarter of 2002.

The consultants have exercised warrants and options aggregating 13,333,333 shares as of May 17, 2002 and Calypte has received proceeds of $200,000.

■	At this time, the Company is in the registration process for the Bristol debentures and has not begun the process for any CIG financings.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. The forward-looking information set forth in this Quarterly Report on Form 10-Q/A is as of May 17, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to May 17, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q/A, the update forward-looking information will be file with the SEC in a subsequent Quarterly Report on Form 10-Q/A or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 19 of this Form 10-Q/A.

Overview

Calypte’s financial condition deteriorated significantly during the first quarter of 2002, primarily due to the lack of cash necessary to permit it to continue its operations at levels possible in previous quarters and necessary to execute its business plan. The situation reached a critical point in mid-April 2002, at which time management began the process of winding down Calypte’s operations with complete cessation of operations a likely possibility. In early May 2002, before the wind-down process was completed, Calypte received commitments for what it deems to be sufficient additional financing to resume its operations and its Board of Directors appointed a new chairman. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements. At this time, Calypte is reassessing its business plans and objectives as it resumes it operations. Because of the uncertainties under which Calypte has been operating over the past several months, and the resulting impact on production, there will be some ramping-up costs as we resume normal operations. These temporary costs may affect results in the second and third quarters as we resume full operations. There can, however, be no assurance that Calypte’s products will be successfully commercialized or that we will achieve significant product revenues. In addition, there can be no assurance that Calypte will achieve or sustain profitability in the future.

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

Results of Operations

The following represents selected financial data:

	(in thousands)
	Three Months Ended March 31,
	2002	2001
Total revenue	$1,159	$1,402

Product costs	1,630	1,989

Gross Margin	(471)	(587)
Operating expenses:

Research and development	241	497
Selling, general and administrative	1,215	1,956

Total operating expenses	1,456	2,453

Loss from operations	(1,927)	(3,040)
Interest income	1	6
Interest expense	(47)	(513)
Other income (expense)	8	23

Loss before income taxes and extraordinary item	$(1,965)	$(3,524)

Customer Trends

HIV-1 Urine Test Sales    Sales of our urine HIV-1 screening test accounted for 29% and 46% of our total sales for the year ended December 31, 2001 and the three months ended March 31, 2002, respectively. Sales of our urine Western Blot supplemental test accounted for approximately 2% of calendar year 2001 revenue and approximately 3% of first quarter 2002 revenue.

Domestic Sales     Sales of our HIV-1 screening test to domestic life insurance reference labs accounted for 85% of screening test revenue for calendar year 2001 and for 87% of screening test revenue in the first quarter of 2002. These reference lab sales are distributed between five labs in 2001 and three in the first quarter of 2002. LabOne acquired Osborn Laboratories during 2001 and MetLife Laboratory did not purchase from us during the first quarter of 2002 after making large purchases late in 2001, resulting in reduction in the number of reference lab customers. Met Life resumed purchasing in the second quarter of 2002. The individual lab sales as a percentage of total reference lab sales range from 6% to 50% in 2001 and from from 11% to 54% in the first quarter of 2002, with LabOne being the largest of the four in both periods. We market our HIV-1 urine screening test to both the reference labs and to over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one lab to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference labs must use our testing products to satisfy the demand of insurance companies desiring urine testing. Although Calypte does not expect to lose LabOne or any other reference lab as a customer, should such a loss occur, its impact would be only short-term, while the insurance companies using urine-based testing in their policy underwriting determinations realigned themselves with another lab offering our urine-based testing algorithm. Direct or distributor sales of our screening test to domestic clinics, public health agencies or community-based organizations were not material in 2001 or the first quarter of 2002. Sales of our urine Western Blot test are generally made to the same reference lab customers who purchase the urine based screening test.

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

Serum Western Blot Sales    Sales of our serum based Cambridge Biotech HIV-1 Western Blot supplemental test kit accounted for 42% of our revenues for the year ended December 31, 2001 and 49% for the first quarter of 2002. Sales of this product to bioMerieux Inc. accounted for approximately 25% of our total revenues for the year ended December 31, 2001 and approximately 39% for the first quarter of 2002. Subsequent to the restart of our operations in May 2002, we have not sold to bioMerieux. We have, however, signed a new distributor for this product. We believe that the loss of serum Western Blot sales to bioMerieux will only impact revenues on a short-term basis. Since there is limited competition in the supplemental testing market, we anticipate that we will be able to rebuild market share and revenues to previous levels.

Viral Lysate Sales    Sales of viral lysate accounted for approximately 20% of our revenue for the year ended December 31, 2001. We made no lysate sales during the first quarter of 2002, although we completed one sale of approximately $220,000 early in the second quarter. The HIV viral lysate which we sell is a component of the production of our urine based screening tests. There is a limited and sporadic demand for our HIV viral lysate. The largest customer for our viral lysate in 2001 and its second quarter customer was the Murex division of Abbott Laboratories, Inc. We believe that the large percentage of 2001 revenue attributed to the sale of our HIV viral lysate may have resulted from Murex’s decision to stockpile larger than normal quantities of viral lysate in light of our tenuous financial condition in an effort to avoid a potential interruption of supply. Their second quarter 2002 purchase may have been motivated by the same considerations. Subsequent to the restart of our operations in May 2002, we have not sold any viral lysate. We expect HIV viral lysate sales to remain low for the balance of 2002. We are seeking new customers for this product but have no expectation of near-term demand for this product. However, as we view our HIV viral lysate as a component material, its sale is not considered to be a major component of our anticipated future revenue but rather a supplemental revenue source.

Three Months Ended March 31, 2002 and 2001

Revenues for the first quarter of 2002 decreased by 17% or $243,000 from $1,402,000 for the first quarter of 2001 to $1,159,000 for the first quarter of 2002. The decrease is primarily attributable to temporary production difficulties at Calypte’s Rockville, Maryland supplemental test manufacturing facility. The processes used in the manufacture of the Company’s Western Blot products at its Maryland facility are largely manual and labor-intensive and, consequently, are subject to sporadic inefficiencies that may result in reduced yields of acceptable product or the failure of product to meet internal quality standards. The processes employed are similar to those used by other manufacturers of similar products, who also encounter periodic disruptions in their production cycles. The FDA requires lot release testing for all HIV-related products and the Company routinely submits samples from all its production lots from both of its manufacturing facilities for FDA inspection. The production difficulties encountered during the first quarter of 2002 were completely unrelated to any FDA or other regulatory review or action. The Compny incurred no material incremental expenses related to the production difficulties and it has no current plans to significantly modify its production processes. Although the production difficulties were resolved prior to the end of the quarter, and the FDA was working closely with Calypte to expedite the lot release process, approximately $300,000 of product slated for sale in the first quarter was not shipped until after quarter-end. In spite of the overall decrease in total sales revenues, sales of Calypte’s urine-based HIV screening test were strong in the first quarter of 2002, increasing by $133,000 or 33% compared with sales in the first quarter of 2001. Sales of Calypte’s urine-based HIV screening test to domestic life insurance reference laboratories more than doubled compared with the comparable period in 2001, demonstrating continued acceptance of urine testing by life insurance underwriters. Calypte reported a modest sale to its Chinese distributor in the first quarter of 2002, but total international sales of this product declined compared with first quarter 2001, when the Company reported a large sale to its distributor in the sub-Saharan Africa territory. Sales of Calypte’s urine supplemental test increased $10,000 or 37%, correlating well with the increase in sales of screening tests. In spite of the serum HIV supplemental test production difficulties, revenues from the sale of those tests increased $16,000 or 3% compared with first quarter of 2001, primarily as a result of the continuing impact of the price increase enacted during the third quarter of 2001. Serum supplemental test volume decreased 30% because of the production difficulties. Calypte discontinued production of its research-use-only HTLV diagnostic test during the fourth quarter of 2001; sales of that product had accounted for approximately$117,000 or 8% of first quarter 2001 revenues. Additionally, approximately $305,000 or 22% of Calypte’s first quarter 2001 revenues were derived from the sale of HIV viral lysate, a component Calypte uses in the production of its supplemental test products and which its sells sporadically to another manufacturer who uses that component in its serum-based HIV diagnostic test. Calypte made no sales of viral lysate to that manufacturer during the first quarter of 2002, although it completed a sale early in the second quarter of 2002.

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

Research and development expense decreased $256,000 or 52% from $497,000 in the first quarter of 2001 to $241,000 in the first quarter of 2002. Calypte’s expenditures for pure research and clinical trials decreased in 2002 in deference to its cash flow situation. Calypte continues to focus its R&D efforts primarily on the development of a urine-based rapid test for the detection of HIV.

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

In spite of the reduction in sales, Calypte’s cost reduction initiatives reduced the loss from operations by $1.1 million or 37% from a loss of $3.0 million for the first quarter of 2001 to a loss of $1.9 million for the first quarter of 2002.

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

Liquidity and Capital Resources

Financing Activities

Calypte has generally financed its operations from its inception through the private placement of preferred stock and common stock, its Initial Public Offering (IPO) of common stock and, to a lesser extent, from payments related to research and development agreements, a bank loan facility, and borrowings from short term notes payable. During the first half of 2001, Calypte began drawing funds under an equity line of credit or equity draw down facility that was completed at the end of the second quarter. Calypte also issued short-term convertible debentures in the first quarter of 2001 that were repaid or converted during the second quarter of 2001. In the third quarter of 2001, the Calypte received proceeds upon the exercise of warrants that it had issued in conjunction with the equity line and debentures. In the fourth quarter of 2001 and the first quarter of 2002, Calypte drew funds under a second equity line facility and in the fourth quarter of 2001 completed a small private placement. In the first quarter of 2002, Calypte issued a two-year debenture that remains outstanding.

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

In January 2001, Calypte signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, Calypte issued two convertible debentures to the debentureholder in the principal amount of $550,000 each to the institutional investor pursuant to Regulation S. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of Calypte’s common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debentureholder increased to 15% of the average low bid price for the company’s common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 200,000 shares of common stock at an exercise price of $1.50. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock. The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debenture holder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of the Company’s common stock, in accordance with the conversion provisions of the debenture, in accordance with the conversion provisions of the debenture. On August 2001, the Company modified the warrant that it had issued to the debenture holder pursuant to the terms of the warrant, reducing its exercise price to $0.15 per share, and the debenture holder exercised it for the entire 200,000 shares. Calypte received $28,500 in net proceeds from the exercise of the warrants.

Also in January 2001, Calypte amended a common stock purchase agreement for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated as follows. The investor committed up to $25 million or up to 20% of Calypte’s outstanding shares to purchase Calypte’s common stock over a twelve-month period. Once during each draw down pricing period, Calypte could request a draw, subject to a formula based on its average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to Calypte and the number of shares Calypte issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and Calypte received the settled amount of the draw down. By June 30, 2001, Calypte had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions. This equity line transaction has been terminated. The terms of the convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest. Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, Calypte issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share. During August, Calypte modified the exercise price for 300,000 shares each of the warrant to $0.20 per share, when the market price of Calypte’s common stock was $0.30 per share and the investor exercised it for an aggregate of 600,000 shares. Calypte received $114,000 in net proceeds from the exercise of these warrants. On August 21, 2001, Calypte modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share, when the market price of Calypte’s common stock was $0.24 per share. The investor exercised the remaining balance of the warrant and Calypte received net proceeds of $57,000 after deducting expenses of the transaction. Calypte could not execute a draw down under the equity line prior to the effectiveness of the registration statement for the resale of the shares and it registered the shares underlying the warrant concurrently with the registration for the equity line draw down shares.

In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, Calypte executed a promissory note in the amount of $400,000 to the parent company of its then-largest stockholder. The Note bears interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The Note was renegotiated in December 2001 to include accrued interest through that date and now bears a face amount of $411,000. In February 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the $850,000 12% convertible debentures and warrants transaction it entered into in February 2002, at which time a $200,000 principal payment would be required. The Company made the payment required on February 28, 2002, but has made no payments subsequently. In March 2002, the Company further renegotiated the repayment terms of this note, suspending any required principal or interest payments until the Company’s registration statement for the 12% convertible debentures becomes effective, at which time the Company is required to resume a $200,000 payment and resume making monthly payments of $35,000 until the remaining principal and accrued interest is repaid in full. The Company renegotiated the terms of the note due to a lack of available funds and to avoid a default.

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

On February 11, 2002, Calypte signed a securities purchase agreement with a private investment fund, Bristol Investment Fund Ltd (“Bristol”), pursuant to which the fund agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by the investment fund on February 11, 2002 and the Company received net proceeds of $368,000. The Company expects to issue the second debenture, also in the amount of $425,000, upon the effectiveness of a registration statement filed by the Company in March 2002. In conjunction with the initial debenture transaction, Calypte issued mandatorily exercisable warrants to purchase shares of its common stock. The mandatory exercise feature will commence upon effectiveness of the registration statement for the shares underlying the warrants.

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

As of May 17, 2002, Calypte has received approximately $0.5 million in financing, primarily pursuant to the CIG commitments, and including $100,000 from Bristol as discussed below. As of May 17 and since the restart of operations, we have received no proceeds from draw downs under our equity line with Townsbury, but we did receive $15,000 through the exercise of Townsbury warrants as discussed below. The components of the financing through May 17, 2002 include the following:

■
May 14, 2002, Calypte issued a $150,000 10% convertible promissory note pursuant to Regulation S to BNC Bach International Ltd., an investor who is a related party to Townsbury Ltd., the investor that provides the Company’s existing equity line of credit. The closing price for Calypte Common Stock on May 14, 2002 was $0.14. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of Calypte’s next drawdown under the equity line. In conjunction with the issuance of this note, Calypte repriced from $0.27 to $0.015 the 4.2 million-share warrant issued pursuant to the equity line. Townsbury has exercised a portion of the warrant for the 1 million shares and Calypte received $15,000 in proceeds.

In light of the Company’s precarious financial condition and its being in danger of ceasing operations, the exercise price was modified to serve as an inducement for the investor to exercise the warrant. The Company viewed the modification of the exercise price as fair and reasonable under the circumstances. Townsbury was and is viewed as an unaffiliated party of the Company.

■
On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to the private investment fund Bristol Investment Fund Ltd. under an exemption provided by Regulation S. This debenture has the same terms as those of the initial debenture and reduces the remaining commitment under the agreement to $325,000. The closing price for Calypte stock on May 10, 2002 was $0.03.

■
In May, Calypte issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants have exercised warrants and options aggregating 13,333,333 shares as of May 17, 2002 and Calypte has received proceeds of $200,000.

■	At this time, the Company is in the registration process for the Bristol debentures and has not begun the process for any CIG financings.

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

SFAS No. 141 addresses the accounting for and reporting of business combinations and requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. Implementation of this Standard had no effect on our consolidated financial statements.

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

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through the second quarter of 2002, or to permit us to achieve the revenue and profitability guidance provided previously. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we will need to raise additional funds, from equity or debt sources. We believe that we will need to arrange additional financing of approximately $5 million in the next twelve months because amounts available under our October 2001 equity line of credit with Townsbury Investments Limited and upon the conversion of the convertible debentures and warrants issued to Bristol may not be sufficient to meet our cash needs in the future. In addition, business and economic conditions may make it unfeasible or undesirable to draw down under the equity line of credit at every opportunity, and only one draw down may occur at a time. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels.

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

For subsequent events related to this risk factor, see “Item 5. Other Information — Subsequent Events”.

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

Our April 2002 Announcement that We Would be Winding Down Our Business Operations May Have A Detrimental Effect on Our Business.

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

We have been engaged in negotiations with our creditors to restructure and reschedule our payments. On February 12, 2002, we closed a restructuring of approximately $1.7 million of our trade debt, including approximately $1.0 million of royalty obligations, pursuant to which 27 creditors agreed to discharge such debt and minimum royalty obligations in exchange for a total of 1.4 million shares of our common stock. As of March 31, 2002, our accounts payable totaled $3.9 million, of which $3.2 million was over 60 days old. As of March 31, 2002 we have accrued an aggregate of approximately $1,052,000 in past due royalty obligations to our key patent licensors. If we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. For subsequent events related to this risk factor, see “Item 5. Other Information — Subsequent Events”.

The Company and the Price of Our Shares May be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

At March 31, 2002, approximately 40.2 million or 89%, of the outstanding shares of our common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through March 31, 2002, we have issued approximately 45 million shares and raised $83 million. At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Company’s common stock from 50 million to 200 million shares. The continuing need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to accredited investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or “PIPE” transactions, equity lines of credit, and other transactions summarized in the table included in the “Liquidity and Capital Resources” section of MD&A in this document.

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

Therefore, if our trading volume and stock price decline, Bristol may not completely convert the debentures and the warrants, and, at current prices, we may not receive the approximately $2.1 million in expected proceeds from the conversions. If we are unable to draw down the full $10 million under the equity line and/or realize the expected proceeds from the debentures and warrants on a timely basis, we may have to curtail the scope of our operations as contemplated by our business plan.

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

The resale by Townsbury and Bristol of the common stock that they purchase from us has increased and will continue to increase the number of our publicly traded shares, which could put downward pressure on the market price of our common stock, which could put downward pressure on the market price of our common stock. Moreover, as all the shares we sell to Townsbury will be available for immediate resale, the mere prospect of our sales to the investors could depress the market price for our common stock. The shares of our common stock issuable to Townsbury under the equity line facility will be sold at 88% of the daily volume weighted average price of our common stock on the date of purchase subject to adjustment if our market capitalization increases significantly. If we were to require Townsbury to purchase our common stock at a time when our stock price is low, our existing stockholders would experience substantial dilution.

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

Consequently, the issuance of shares to Townsbury pursuant to the equity line facility and to Bristol upon conversion and exercise of the debentures and warrants will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock. In addition, depending on the price per share of our common stock during the life of these financings, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our common stock.

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

Since July 13, 2001, our stock has traded on the Over-the-Counter Bulletin Board. Although the per share price of our common stock has declined since it was delisted from the NASDAQ Small Cap Market, trading volume in our stock has remained fairly constant. We are uncertain, however, about the long-term impact, if any, on trading volume and share value as a result of trading on the Over-the-Counter Bulletin Board.

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

An Investor’s Ability to Trade Our Common Stock May Be Limited By Trading Volume.

The trading volume in our common shares has been relatively limited. A consistently active trading market for our common stock may not continue on the Over the Counter Bulletin Board. The average daily trading volume in our common stock on the Over the Counter Bulletin Board from the start of trading on July 13, 2001 through March 30, 2002 was approximately 485,000 shares. Daily volume during that period ranged from 13,200 shares to 1,578,200 shares. The average daily trading volume in our common stock on the NASDAQ SmallCap Market was approximately 386,000 shares for the twelve months ended July 12, 2001. Our daily volume during that period ranged from 33,800 to 22,257,600 shares.

Our Issuance of Warrants and Options to Consultants for Services May Have a Negative Effect on the Trading Price of Our Common Stock.

In May, 2002, we issued as consideration to several individual unaffiliated consultants performing legal, financial and advisory services in connection with the recommencement of our business operations a total of 18.5 million warrants exercisable at $0.015 per warrant share and 500,000 options exercisable at $0.03 per option share. At the time the respective options and warrants were granted, the trading price of Calypte’s common stock was $0.03. The Company plans to register the underlying shares. As we continue to look for ways to minimize our use of cash while obtaining required services, we plan to issue additional warrants and options at or below the current market price. Any such offerings will be disclosed in a subsequent registration statement. In addition to the potential dilutive effect of such a large number of shares and the low exercise price of the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

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

Risks Related to Our Business

Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

•	Actions taken by the FDA or foreign regulatory bodies relating to our products;

•	the extent to which our products and our HIV and STD testing service gain market acceptance;

•	the timing and size of distributor purchases;

•	introductions of alternative means for testing for HIV by competitors, and.

•	customer concerns about the stability of our business which could cause them to seek alternatives to our products.

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

We have had FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since July 1998. We have achieved significant market penetration within the domestic life insurance industry. Based upon our internal estimates, we believe that as of the end of 2001, out of approximately 7 million HIV-1 tests given by the domestic life insurance industry in 2001, approximately 0.7 million were administered with our urine based tests. However, we have not achieved significant marketing penetration in domestic public health agencies or international markets. A disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to either cease operations or expend more resources on market penetration.

Our Distribution and Sales Network for U.S. Hospitals, Public Health and Reference Laboratory Markets Has Thus Far Failed to Yield Significant Sales and Revenues.

Domestic health agencies are a fragmented market place with many small outlets which makes achieving market acceptance difficult. In that we lack sufficient working capital, we have experienced difficulty in penetrating independent public health markets and agencies, as sales to public agencies require direct selling efforts. As a result, we entered into distribution agreements with distributors of medical products to domestic healthcare markets including the distribution agreement announced in September 1999 with Carter Wallace Inc. and the SENTINEL HIV and STD Testing Service announced in May 2000. Due to the fragmented nature of the domestic health care market place, among other factors that may have been encountered by the distributor, these agreements did not yield significant sales and revenues and we terminated the agreement with Carter-Wallace effective March 31, 2001. We have expanded our own direct sales force to penetrate the domestic healthcare markets and in conjunction with other business partners, have re-launched Sentinel. If our efforts to market our products to domestic hospitals, public health and reference laboratories fail to yield significant amounts of revenue, we may have to cease operations.

We Depend Upon the Viability of Three Primary Products — Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our only products. In addition, we have from time to time been able to make significant sales of our HIV viral lysate or antigen stock (a protein or carbohydrate substance capable of stimulating an immune response) that we use in producing our Western Blot tests. Our HIV viral lysate is an inactivated and disrupted HIV virus preparation used in, and is a byproduct of, the manufacture of our Western Blot supplemental test. Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

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

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a licensing agreement with National Institutes of Health. In the event that our financial condition reduces our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized. Specifically, in the past fiscal year, revenues subject to New York University, Cambridge Biotech, Repligen and Texas A&M license agreements were $2.0 million and revenues subject to the National Institutes of Health agreement were $4.3 million. The loss of any of the foregoing license could have a materially adverse effect of our ability to continue to produce our products in that the license agreements provide necessary proprietary processes or components for the manufacture of our products. As of March 31, 2002 we had accrued an aggregate of approximately $536,000 in past due royalty obligations to our patent licensors.

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

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Among the critical items we purchase from sole qualified source suppliers are various conjugates, fetal bovine serum, and HIV-positive and HIV-negative urine samples. Any delay or interruption in the supply of these sole source components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, if our financial condition reduces our ability to pay for critical components on a timely basis, it may cause suppliers to delay or cease selling critical components to us, which could also impair our ability to manufacture. We typically do not have long-term supply agreements with these suppliers, instead using purchase orders to arrange for our purchases of material.

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

These difficulties that we have had and may experience in the future could affect our ability to meet increases in demand should our products gain market acceptance and reduce growth in our sales revenues. Any such difficulty would affect our ability to meet increases in demand should our products gain market acceptance and reduce growth in our sales revenues.

The Success of Our Plans to Enter International Markets May Be Limited or Disrupted Due to Risks Related to International Trade and Marketing and the Capabilities of Us and Our Distributors.

We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers in the first quarter of 2002 accounted for 4% of our revenue. A majority of the companies we compete with in the sale of HIV screening test actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the US market. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

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

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

Competition in our diagnostic market is intense and we expect it to increase. The marketplace where we sell our products is divided into two segments: (i) screening and (ii) confirmatory testing. Within the United States, our competitors for screening tests are a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples sold by Orasure Technologies, Inc. With the confirmatory segment on the market, we offer the only FDA approved urine-based test in conjunction with a blood-based test. Bio-RAD Laboratories, Inc. is the only other company that offers a confirmatory blood test. In addition to our urine and blood-based confirmation test, Orasure also offers a saliva based confirmatory test that competes with our test. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products’ market share.

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

pill”;

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changes in the price of our common stock, as it relates to the conversion price of the convertible debenture and the exercise price of the related exercisable Class A and mandatorily exercisable Class B warrants issued to a private investment fund in February 2002 as disclosed in Note 5 to the condensed consolidated financial statements and in the “Financing Activites” subheading of Liquidity and Capital Resources in Part I, Item 2.

The 12% debenture issued to Bristol is convertible at a price (the Conversion Price) equal to the lesser of (i) the average of the lowest three trading prices during the 20 days immediately prior to the conversion date discounted by 30%, and (ii) $0.115. The Class A warrant for up to 1,700,000 shares of common stock is exercisable at a price per share equal to the Conversion Price. The Class B warrant for up to 12,000,000 shares of common stock is exercisable at a price equal to the lesser of (i) the average of the lowest three trading prices during the 20 days immediately prior to the exercise price discounted by 25%; and $0.215 per share.

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

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

During the three years ended March 31, 2002, the Company completed private placements of shares of its Common Stock in January 1999, April 1999, April 2000, and November 2001, issued $1.1 million face value of convertible debentures in January 2001; and $425,000 face value of 12% convertible debentures in February 2002. Earlier, in January 2001 the Company entered in a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. Upon termination of that facility, the Company entered into a second equity line facility in August 2001. These transactions are discussed in greater detail in “Financing Activities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Part I, Item 2.

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

Item 5.    Other Information — Subsequent Events

On April 17, 2002, the Company announced that it would begin winding down its operations as it did not have sufficient working capital or the necessary funds to continue with its business plan or operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (CIG) pursuant to which CIG agreed to commit an aggregate of approximately of $1.5 million to the Company within the following 90 days. It was further agreed that CIG would raise an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations. As a result of the CIG investment commitment, the Company announced on May 13, 2002 that it would not complete the wind down of its business as previously announced. Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time. The Company recalled many of its furloughed employees and has restarted its business. The Company can give no assurance that its revenues and customer base will not be negatively impacted over the long term by the announcement and commencement of the wind down of its business.

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

As of May 17, 2002, Calypte has received approximately $0.5 million in financing, primarily pursuant to the CIG commitments, and including $100,000 from Bristol as discussed below. As of May 17 and since the restart of operations, we have received no proceeds from draw downs under our equity line with Townsbury, but we did receive $15,000 through the exercise of Townsbury warrants as discussed below. The components of the financing through May 17, 2002 include the following:

■
May 14, 2002, Calypte issued a $150,000 10% convertible promissory note pursuant to Regulation S to BNC Bach International Ltd., an investor who is a related party to Townsbury Ltd., the investor that provides the Company’s existing equity line of credit. The closing price for Calypte Common Stock on May 14, 2002 was $0.14. This note is convertible into shares of the Company’s common stock at $0.05 per share and is due on the earlier of July 14, 2002 or the settlement date of Calypte’s next drawdown under the equity line. In conjunction with the issuance of this note, Calypte repriced from $0.27 to $0.015 the 4.2 million-share warrant issued pursuant to the equity line. Townsbury has exercised a portion of the warrant for the 1 million shares and Calypte received $15,000 in proceeds.

In light of the Company’s precarious financial condition and its being in danger of ceasing operations, the exercise price was modified to serve as an inducement for the investor to exercise the warrant. The Company viewed the modification of the exercise price as fair and reasonable under the circumstances. Townsbury was and is viewed as an unaffiliated party of the Company.

■
On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to the private investment fund Bristol Investment Fund Ltd. under an exemption provided by Regulation S. This debenture has the same terms as those of the initial debenture and reduces the remaining commitment under the agreement to $325,000. The closing price for Calypte stock on May 10, 2002 was $0.03.

■
Calypte has issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and will be registered for resale by the consultants under Form S-8.

The consultants have exercised warrants and options aggregating 13,333,333 shares as of May 17, 2002 and Calypte has received proceeds of $200,000.

■	At this time, the Company is in the registration process for the Bristol debentures and has not begun the process for any CIG financings.

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 99.1 Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Anthony J. Cataldo, Executive Chairman

Exhibit 99.2 Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Nancy E. Katz, President and Chief Executive Officer

Exhibit 99.3 Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Richard D. Brounstein, Executive Vice President and Chief Financial Officer

b.	Reports on Form 8-K

Form 8-K regarding Other Material Events, filed February 15, 2002 — Announcement of Completion of a Private Placement of Convertible Debentures and Warrants including related transaction documents filed as exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: December 20, 2002	By:	/s/ RICHARD D. BROUNSTEIN
Richard D. Brounstein Chief Financial Officer (Principal Accounting Officer)