Form 10-Q/A
period 2002-06-30
CALYPTE BIOMEDICAL CORP
filed 2002-12-20
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$395	$287
Accounts receivable, net of allowance of $191 at June 30, 2002 and December 31, 2001	246	325
Inventories	732	1,129
Prepaid expenses	86	304
Deferred offering costs, net of accumulated amortization of $32 at June 30, 2002 and $40 at December 31, 2001	365	901
Other current assets	22	1

Total current assets	1,846	2,947
Property and equipment, net of accumulated depreciation of $4,336 at June 30, 2002 and $4,089 at December 31, 2001	1,067	1,187
Other assets	123	128

	$3,036	$4,262

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,237	$4,120
Accrued expenses	972	2,118
Note payable – current portion, net of discount of $38 at June 30, 2002	505	411
Capital lease obligations – current portion	8	87
Deferred revenue	500	500

Total current liabilities	5,222	7,236
Convertible notes and debentures, net of discount of $2,366 at June 30, 2002	184	—
Warrant liability	2,559	—
Deferred rent obligation	51	48
Capital lease obligations – long-term portion	18	22

Total liabilities	8,034	7,306

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,516	2,456

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 77,859,188 and 37,792,134 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	78	38
Additional paid-in capital	86,141	82,623
Deferred compensation	—	(8)
Accumulated deficit	(93,733)	(88,153)

Total stockholders’ equity	(7,514)	(5,500)

	$3,036	$4,262

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales	$1,209	$1,612	$2,368	$3,014

Operating expenses:
Product costs	1,397	1,743	3,027	3,732
Research and development costs	180	354	421	851
Selling, general and administrative costs, including $393 and $438 of non-cash expense related to warrant, stock option and stock bonus grants for the three and six months of 2002, respectively	2,087	2,138	3,302	4,094

Total expenses	3,664	4,235	6,750	8,677

Loss from operations	(2,455)	(2,623)	(4,382)	(5,663)
Interest income	1	1	2	7
Interest expense	(46)	(8)	(67)	(33)
Non-cash interest expense	(2,446)	(830)	(2,472)	(1,318)
Other income, net	14	501	22	524

Loss before income taxes and extraordinary items	(4,932)	(2,959)	(6,897)	(6,483)
Income taxes	—	—	(2)	(2)

Net loss before extraordinary items	(4,932)	(2,959)	(6,899)	(6,485)
Extraordinary gain:
On extinguishment of debt, net of income taxes	—	—	1,319	—
On repurchase of beneficial conversion feature, net of income taxes	—	145	—	145

Net loss	(4,932)	(2,814)	(5,580)	(6,340)
Less dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	(60)	(60)

Net loss attributable to common stockholders	$(4,962)	$(2,844)	$(5,640)	$(6,400)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.08)	$(0.10)	$(0.11)	$(0.23)

Weighted average shares used to compute net loss per share attributable to common stockholders (basic and diluted)	58,434	29,070	49,564	27,451

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,580)	$(6,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	257
Amortization of deferred compensation	40	(25)
Amortization of debenture discount and charge for beneficial conversion feature	306	646
Extraordinary gain on extinguishments of debt	(1,319)	—
Warrant liability	2,134	—
Amortization of deferred offering costs	32	672
Expense related to stock options and common stock bonuses granted	485	144
Provision for doubtful accounts receivable	—	156
Extraordinary gain on repurchase of beneficial conversion feature	—	(145)
Loss (gain) on sale of equipment	18	(23)
Changes in operating assets and liabilities:
Accounts receivable	79	(292)
Inventories	397	(279)
Prepaid expenses and other current assets	367	324
Deferred offering costs and other assets	(433)	18
Accounts payable, accrued expenses and deferred revenue	(417)	2,434
Deferred rent obligation	3	6

Net cash used in operating activities	(3,641)	(2,447)

Cash flows from investing activities:
Purchase of equipment	(127)	(63)
Proceeds from sales of equipment	—	23

Net cash provided by (used in) investing activities	(127)	(40)

Cash flows from financing activities:
Proceeds from sale of stock	1,299	2,369
Expenses related to sale of stock	(98)	(394)
Proceeds from issuance of notes and debentures, net of transaction costs	2,726	925
Repayment of debentures	—	(932)
Principal payments on notes payable	(18)	(471)
Refund of cash pledged to bank pursuant to loan agreement	—	480
Principal payments on capital lease obligations	(33)	(41)

Net cash provided by financing activities	3,876	1,936

Net increase (decrease) in cash and cash equivalents	108	(551)
Cash and cash equivalents at beginning of period	287	723

Cash and cash equivalents at end of period	$395	$172

Supplemental disclosure of cash flow activities:
Cash paid for interest	$7	$33
Cash paid for income taxes	2	2
Supplemental disclosure of non-cash activities:
Acquisition of equipment through capital lease obligations	—	35
Dividends accrued on mandatorily redeemable Series A preferred stock	60	60
Deferred compensation attributable to stock option grants	32	(139)
Conversion of notes, debentures and accrued interest to common stock	304	175
Common stock grants to employees, consultants and vendors	455	290
Original issue discount and expenses withheld from debenture proceeds	438	175
Fair market value of warrants issued in conjunction with debenture	2,559	—

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

During the first half of 2002, the Company has incurred a net loss of $5.6 million and its accumulated deficit at June 30, 2002 was $93.7 million. For us to successfully implement our business plan, we must overcome certain impediments. Specifically, in April of 2002, we announced the winding down of our business operations because we lacked sufficient capital to continue to successfully implement our business model. Subsequently, in May of 2002, we announced an arrangement for new funding, which allowed for Calypte to resume and recommence regular business operations. Based upon our tenuous financial condition, our independent auditors have issued an opinion that raises substantial doubt about our ability to continue our business operations as a going concern. We continue to reassess our business plan and capital requirements as a result of the wind-down and subsequent restart of our operations. We do not believe that our currently available financing will be adequate to sustain operations at current levels through the remainder of 2002 unless new financing is arranged. Although, as of June 30, 2002, we have completed new financings in which we have received an aggregate of approximately $2.7 million against an initial funding commitment of $5 million, as more fully disclosed in note 6, we do not know if we will succeed in raising additional funds through further offerings of debt or equity. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange additional financing in addition to the above-mentioned commitment of at least $5 million in the next twelve months. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

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

As a component of the new financing described more fully in Note 6, in May 2002, the Company issued pursuant to Regulation S, a $150,000 10% convertible promissory note to BNC Bach International Ltd. (“BNC Bach”), a private investment fund that is a related party to Townsbury Investments Ltd. (“Townsbury”), the investor in a prior investment that provided for an existing equity line of credit. This note is convertible into shares of the Company’s common stock at $0.05 per share and was due on the earlier of July 14, 2002 or the settlement date of Calypte’s next draw down under the equity line.

In conjunction with the issuance of the note to BNC Bach, Calypte repriced from $0.27 to $0.015 the 4.2 million-share warrant issued to Townsbury pursuant to the equity line as permitted by the warrant’s

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

originally negotiated terms. Refer to Note 9, Subsequent Events, for recent developments regarding this note. Townsbury exercised the warrant for the entire 4.2 million, shares and Calypte received $63,000 in proceeds.

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

(6)    Notes and Debentures Payable

$850,000 12% Convertible Debentures
On February 11, 2002, the Company signed a securities purchase agreement with a private investment fund Bristol Investment Fund, Ltd. (“Bristol”) pursuant to which Bristol agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by Bristol, under an exemption provided by Regulation S, on February 11, 2002 and the Company received net proceeds of $368,000. The closing price for Calypte stock on February 11, 2002 was $0.25. On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to Bristol, also under an exemption provided by Regulation S, and received net proceeds of $90,000. This debenture has the same terms as those of the initial debenture and reduces the remaining commitment under the agreement to $325,000. The closing price for Calypte stock on May 10, 2002 was $0.03. The outstanding debenture bears interest at the annual rate of 12% payable quarterly in common stock or cash at Bristol’s option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s common stock. The Conversion Price for any debenture issued pursuant to this agreement is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. During May 2002, Bristol converted a principal amount of approximately $60,000 plus accrued interest into 4,462,425 shares of the Company’s common stock at $0.014 per share.

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

The Company also issued Bristol a Class B warrant to purchase an additional 12,000,000 shares of its Common Stock. Upon the effectiveness of the related registration statement, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to Bristol, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because Bristol is required to convert the debentures for a minimum number of shares equal to 5% of the Company’s aggregate trading volume for the preceding 60 trading days, this means that Bristol must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Company’s consent. However, since the Company is not including the shares underlying the 12,000,000 share Class B warrant in its current registration statement, Bristol is not obligated to begin exercising the warrant until such time as the underlying shares are registered. The Company is not including the shares underlying the Class A and Class B warrants in the current Pre-effective Amendment to the Registration Statement. It will not register them until the warrants have been exercised and the warrant shares are subject to market risk. The term of the Class B warrant is 12 months from the effective date of the related registration statement. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share. The warrant was valued on the date of issue at $0.14 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.2%, the contractual life of 1 year, and volatility of 80%.

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the first $425,000 debenture, which is being amortized as interest expense over the 24 month term of the debenture. The combined fair values of the Class A and Class B warrants treated as a discount to the debenture exceeded the $425,000 amount of the debenture. Accordingly, the aggregate amount of the warrant liability and the offsetting debenture discount recorded attributable to the Class A and Class B

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

warrants was limited to $425,000 at the time of issuance. The warrant liability will be reclassified to equity at the time the Company has registered sufficient shares to allow for the exercise of the warrants. Until that time, it will be marked to market through earnings. Accordingly, the Company recognized $2,134,000 of non-cash interest expense attributable to the remeasurement or “adjustment to market” of the warrant liability in the second quarter of 2002. The Company also recognized approximately $77,000 in non-cash interest expense related to the amortization of the debenture discount during the first half of 2002.

The Company determined that both of the debentures were issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company’s common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. Because the Company also issued warrants in conjunction with the first, $425,000 debenture, as described above, the value of the beneficial conversion feature was not accorded treatment as a discount to the debenture, since the valuation of the accompanying warrants had reduced the carrying value of the debenture to zero at the time of issuance. The beneficial conversion feature attributable to the second $100,000 debenture was limited to $100,000 by the face amount of the debenture and recorded as a discount to the debenture to be amortized to interest expense over the life of the debenture. The Company has recognized approximately $7,000 in non-cash interest expense attributable to the amortization of this discount through June 30, 2002.

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

As of June 30, 2002, Calypte has received approximately $2.8 million in financing, primarily pursuant to the CIG commitments, and including $100,000 from Bristol as discussed above. As of June 30 and since the restart of operations, we have received no proceeds from draw downs under our equity line with Townsbury, but we did receive $63,000 through the exercise of Townsbury warrants as discussed below. The components of the financing through June 30, 2002 include the following:

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

	$2,225,000

•
Calypte has issued one 8% convertible debenture in the face amount of $100,000 pursuant to Regulation S. This debenture was convertible into shares of the Company’s common stock at a 20% discount to the average closing price for the five trading days prior to conversion and had a conversion floor of $.10 per share. This debenture was converted into shares of Calypte’s common stock during the second quarter. Calypte received cash of $90,000, net of fees, from the issuance of these two debentures. The Company has agreed to use its best efforts to register the shares of common stock and has provided cost free piggyback registration rights to the debenture holder. There are no defined penalties and/or time requirements imposed on Calypte with respect to filing a registration statement and having the registration statement for the shares declared effective.

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

•
The Company determined that the above convertible notes and debentures were issued with a beneficial conversion feature. The beneficial conversion feature was recognized by allocating an amount equal to the intrinsic value of that feature to debenture discount to be amortized over the life of the note or debenture, subject to a limitation of the face amount of the respective note or debenture. Upon earlier conversion, the proportionate share of unamortized discount is charged to additional paid-in capital. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note or debenture and the fair value of the Company’s common stock into which the note or debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. In the case of the 8% convertible notes, the beneficial conversion feature was generally limited by the face amount of the note. The beneficial conversion feature for the 8% convertible debentures was less than the face amount of the debenture, however, it was converted soon after issuance. The Company has recorded approximately $229,000 of such note or debenture amortization as non-cash interest expense through June 30, 2002.

•
Calypte has issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The aggregate of 18,500,000 warrants were valued on the date of issue at $0.0155 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 5.2%, the contractual life of 4 months, and volatility of 80%. Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation,, the Company recognized approximately $287,000 in expense attributable to these warrants in the second quarter of 2002. The Company valued 500,000 options on the date of issue at $0.0253 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 5.16%, the contractual life of 10 years, and volatility of 80%. Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized approximately $13,000 in expense attributable to this option during the second quarter of 2002.

The consultants have exercised warrants and options aggregating 13,333,333 shares as of June 30, 2002 and Calypte has received proceeds of $200,000.

•	At this time, the Company is in the registration process for $525,000 of the Bristol debentures and has not begun the process for any CIG financings.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

(7)    Equity Line Financing

In August 2001, the Company and a private investment fund signed a Common Stock Purchase Agreement for the future issuance and purchase of the Company’s common stock. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. During the first half of 2002, the Company completed five draw downs under the facility, issuing 5.6 million shares of its Common Stock at an average price of $0.177 per share and receiving cash proceeds totaling $0.9 million after deducting fees and expenses in settling these draw downs. Since the effectiveness of the related registration statement through June 30, 2002, the Company has completed seven draw downs under the facility, issuing 7.8 million shares of its common stock and receiving $1.3 million in net proceeds. Also during the first half of 2002, the Company recognized as a cost of the financing $0.1 million of the deferred offering cost attributable to a warrant to purchase 4.2 million shares of its Common Stock issued to Townsbury in conjunction with the draw down facility. As described in Note (6) above, the deferred offering cost associated with this financing facility was reclassified to equity upon the repricing and exercise of the warrants. The Company continues to draw on the equity line facility as indicated in Note 9.

(8)    Gain on Extinguishment of Debt

On February 12, 2002, the Company completed a restructure of approximately $1.7 million of its past due accounts payable and certain obligations with 27 of its trade creditors. Under the restructuring, in March 2002, the Company issued approximately 1.4 million restricted shares of its common stock at various negotiated prices per share to trade creditors in satisfaction of specified debt. The issuance of the shares was pursuant to Regulation D of the Securities Act. The Company agreed to use its best efforts to register the shares within 45 business days of the closing date. As of the current date, the Company has not filed the registration statement, however, the agreement does not provide for any specific penalties on the Company for its failure to file a registration statement within the prescribed period. The creditors accepted the shares plus deferred cash payments of from 0% to 25% of the outstanding balance in satisfaction of $1,699,000 of indebtedness plus certain patent rights for 2002. On the date the shares were issued, the aggregate value of the Company’s common stock issued to trade creditors was $248,000 and the aggregate deferred cash payment yet to be made to the trade creditors totaled $132,000. The Company recognized an extraordinary gain of $1,319,000 during the first quarter of 2002 as a result of restructuring this indebtedness. During the third quarter of 2002, the Company made cash payments to the various creditors totaling 10% of the deferred cash balance or approximately $13,000.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

(9)    Subsequent Events

Between July 1 and August 5, 2002, in addition to $0.4 million received under our equity line with Townsbury, Calypte has received an additional $0.825 million in financing, again primarily pursuant to the CIG commitments.

The components of the financing include the following:

•
Pursuant to Regulation S, Calypte has issued 3 additional 8% convertible notes in the aggregate principal amount of $0.650 million. Like the previous notes, these have a 24 month term and are convertible into shares of the Company’s common stock at the lesser of $.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity. Calypte has received approximately $0.5 million in proceeds after deducting fees and costs associated with these notes. Under the terms of the subscription agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the notes and use its reasonable commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. In the event there is a registration default under the agreement, the Company shall pay, at the subscribers’ option, in cash or stock, as liquidated damages an amount equal to 2% of the note principal per month.

The following table sets forth the individual investors who have subscribed to the 8% convertible notes between July 1 and August 5, 2002:

Investor	Amount	Transaction Date	Calypte Closing Price	Shares Issued/ Converted
SDS Capital International Ltd.	$300,000	7/10/02	$0.34	—
Camden International Ltd.	$100,000	7/10/02	$0.34	—
Excalibur Limited Partnership	$250,000	7/24/02	$0.22	—

Calypte issued a second 8% convertible debenture in the face amount of $100,000 pursuant to Regulation S. This debenture was convertible into shares of the Company’s common stock at a 30% discount to the market price, and had a conversion floor of $.10 per share. This debenture was converted into shares of Calypte’s common stock shortly after its issuance. Calypte received cash of $90,000, net of fees, from the issuance of this debenture. The Company has agreed to use its best efforts to register the shares of common stock and has provided cost free piggyback registration rights to the debenture holder. There are no defined penalties and/or time requirements imposed on Calypte with respect to filing a registration statement and having the registration statement for the shares declared effective.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(unaudited)

The following table lists the investor and transaction information related to the issuance of the 8% convertible debentures:

8% Convertible Debentures	Amount	Transaction Date	Calypte Closing Price	Shares Issued (1)
Jason Arasheben	$100,000	7/03/02	$0.27	474,793

(1) includes fee shares

Consistent with the earlier notes and debenture, the Company determined that the above convertible notes and debenture were issued with a beneficial conversion feature. The beneficial conversion feature was recognized by allocating an amount equal to the intrinsic value of that feature to note or debenture discount to be amortized over the life of the note or debenture, subject to a limitation of the face amount of the respective note or debenture. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note or debenture and the fair value of the Company’s common stock into which the note or debenture was convertible, multiplied by the number of common shares into which the note or debenture was convertible. In the case of the 8% convertible notes, the beneficial conversion feature was limited by the face amount of the note. The beneficial conversion feature for the 8% convertible debenture was less than the face amount of the debenture, however, it was converted soon after issuance.

On July 14, 2002, Calypte and BNC Bach agreed to extend the maturity date of the $150,000 10% convertible promissory note issued on May 14, 2002 from July 14, 2002 to December 31, 2002. The market price for Calypte Common Stock was $0.36 on July 14, 2002. In return for the extension of the maturity date, Calypte has agreed to amend the conversion price of the note from $0.05 per share to the lesser of (a) $0.05 per share or (b) 60% of the lowest three closing bid prices of Calypte’s common stock during the 22 business days prior to the date the investor notifies Calypte of its election to convert the note. The Company received no additional proceeds as a result of this modification and no accounting adjustments were required as a result of the extension of the note’s maturity or the amendment of the conversion price.

Two consultants who had been granted warrants to purchase 2,500,000 and 1,500,000 shares of the Company’s stock at $0.015 per share exercised their warrants in their entirety. The consultant who had been granted an option to purchase 500,000 shares of the Company’s stock at $0.03 per share, exercised his option in its entirety. The Company received proceeds of $75,000 from the exercises of the option and warrants.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. The forward-looking information set forth in this Quarterly Report on Form 10-Q/A is as of August 5, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to August 5, 2002 that make it necessary to update forward-looking information contained in this Form 10-Q/A, the update forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q/A or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 24 of this Form 10-Q/A.

Overview

During the first quarter of 2002, Calypte’s financial condition and cash availability deteriorated significantly, to the point that by early April 2002 the Company determined that it would need to curtail its operations and possibly consider filing for bankruptcy protection. The Company announced that the situation had reached a critical point in mid-April 2002, at which time management began the process of furloughing employees and winding down Calypte’s operations, with complete cessation of operations a likely possibility. In early May 2002, however, before the wind-down process was completed, Calypte received commitments for what it deemed to be sufficient additional financing to resume its operations and its Board of Directors appointed a new chairman. At this time, Calypte has recalled a large number of its employees and resumed operations at both of its manufacturing facilities and continues to reassess current and longer-term business plans and objectives. During the second quarter of 2002, Calypte incurred non-recurring costs associated with the re-start of operations and expects that similar costs will continue into the third quarter of 2002. Calypte continues to evaluate the impact of the announcement and commencement of the wind down of its business on its revenues and customer base and currently can give no assurance that either its revenues or customer base has not been negatively impacted in the long term. Although Calypte continues to reassess its business plan and capital requirements as a result of the wind down and subsequent re-start of its operations, it does not believe that its currently available financing will be able to sustain operations at current levels through the remainder of 2002 unless new financing is arranged There can be no assurance that the additional capital that Calypte requires will be available on acceptable terms, if at all. In the absence of such additional capital, Calypte does not have sufficient capital to sustain itself through the third quarter of 2002 and its business will be placed in significant financial jeopardy. Additionally, there can be no assurance that Calypte’s products will be successfully commercialized or that Calypte will achieve significant product revenues. In addition, there can be no assurance that Calypte will achieve or sustain profitability in the future.

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

Results of Operations

The following represents selected financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Total revenue	$1,209	$1,612	$2,368	$3,014
Product costs	1,397	1,743	3,027	3,732

Gross Margin	(188)	(131)	(659)	(718)
Operating expenses
Research and development	180	354	421	851
Selling, general and administrative	2,087	2,138	3,302	4,094

Total operating expenses	2,267	2,492	3,723	4,945

Loss from operations	(2,455)	(2,623)	(4,382)	(5,663)
Interest income	1	1	2	7
Interest expense	(2,492)	(838)	(2,539)	(1,351)
Other income, net	14	501	22	524

Loss before income taxes and extraordinary items	$(4,932)	$(2,959)	$(6,897)	$(6,483)

Customer Trends

HIV-1 Urine Test Sales    Sales of our urine HIV-1 screening test accounted for 29% and 43% of our total sales for the year ended December 31, 2001 and the six months ended June 30, 2002, respectively. Sales of our urine Western Blot supplemental test accounted for approximately 2% of calendar year 2001 revenue and approximately 3% of revenue for the first half of 2002.

Domestic Sales     Sales of our HIV-1 screening test to domestic life insurance reference labs accounted for 85% of screening test revenue for calendar year 2001 and for 90% of screening test revenue in the first half of 2002. These reference lab sales are distributed between five labs in 2001 and four in the first half of 2002. LabOne acquired Osborn Laboratories during 2001, resulting in the reduction in the number of reference lab customers. The individual lab sales as a percentage of total reference lab sales range from 6% to 50% in 2001 and from 2% to 50% in the first half of 2002, with LabOne being the largest of the five or four, respectively, in both periods. We market our HIV-1 urine screening test to both the reference labs and to over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one lab to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference labs must use our testing products to satisfy the demand of insurance companies desiring urine testing. Although Calypte does not expect to lose LabOne or any other reference lab as a customer, should such a loss occur, we believe that its impact would be only short-term, while the insurance companies using urine-based testing in their policy underwriting determinations realigned themselves with another lab offering our urine-based testing algorithm. Direct or distributor sales of our screening test to domestic clinics, public health agencies or community-based organizations were not material in 2001 or in the first half of 2002.

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

Serum Western Blot Sales    Sales of our serum based Cambridge Biotech HIV-1 Western Blot supplemental test kit accounted for 42% of our revenues for the year ended December 31, 2001 and 43% of our revenues for the first six months of 2002. Sales of this product to bioMerieux Inc. accounted for approximately 25% of our total revenues for the year ended December 31, 2001 and approximately 27% of our revenues for the first six months of 2002. Subsequent to the restart of our operations in May 2002, we have not sold to bioMerieux. We have, however, signed a new distributor for this product, Adaltis, U.S., Inc. We believe that the loss of serum Western Blot sales to bioMerieux will only impact revenues on a short-term basis. Since there is limited competition in the supplemental testing market, we anticipate that we will be able to rebuild market share and revenues to previous levels.

Viral Lysate Sales    Sales of viral lysate accounted for approximately 20% of our revenue for the year ended December 31, 2001 and approximately 9% of total revenue for the first half of 2002. The HIV viral lysate that we sell is a component of the production of our urine based screening tests. There is a limited and sporadic demand for our HIV viral lysate. The largest customer for our viral lysate in 2001 and our only customer in the half of 2002 was the Murex division of Abbott Laboratories, Inc. We believe that the large percentage of 2001 revenue attributed to the sale of our HIV viral lysate may have resulted from Murex’s decision to stockpile larger than normal quantities of viral lysate in light of our tenuous financial condition in an effort to avoid a potential interruption of supply. Their second quarter 2002 purchase may have been motivated by the same considerations. Subsequent to the restart of our operations in May 2002, we have not sold a significant amount of viral lysate. We expect HIV viral lysate sales to remain low for the balance of 2002. We are seeking new customers for this product but have no expectation of near-term demand for this product. However, as we view our HIV viral lysate as a component material, its sale is not considered to be a major component of our anticipated future revenue but rather a supplemental revenue source.

Results of Operations

Calypte’s operations during the second quarter of 2002 were significantly impacted by the almost complete wind down of its manufacturing and other functions at both of its locations resulting from an insufficient level cash to fund the operations, followed by the restart of operations based upon the commitment for additional operating capital. Calypte announced early in the second quarter of 2002 that it was contemplating the need to file for bankruptcy protection and, correspondingly, management took steps to maximize the value of any potential bankruptcy estate, including conversion of the remainder of as much raw material and in-process inventory as possible to finished product available for shipment, while simultaneously preparing both facilities for what could have been a complete cessation of operations. By mid-quarter, when new financing made it possible to restart manufacturing operations, Calypte was faced with recalling as many furloughed employees as necessary, acquiring new quantities of materials and supplies with which to begin process and equipment testing prior to the actual commencement of production, and re-establishing customer and vendor relationships. Variations in the results of operations between the reported quarters must, consequently, be viewed in the context just described and are primarily attributable to the reduced level of functional activity during the second quarter of 2002.

Three Months Ended June 30, 2002 and 2001

Revenues for the second quarter of 2002 decreased by 25% or $403,000 from $1,612,000 for the second quarter of 2001 to $1,209,000 for the second quarter of 2002. Screening test sales to domestic insurance laboratories decreased by $224,000 or 34% on a comparable percentage volume decrease. Calypte had no international sales of its screening test in the second quarter of either 2002 or 2001. Second quarter 2002 sales of supplemental tests and viral lysate decreased by $196,000 or 21%, from $930,000 to $734,000, compared to second quarter 2001 levels. Sales of the urine Western Blot supplemental test decreased by $2,000 or 4%, and sales of the serum Western Blot decreased $183,000 or 29% compared to second quarter 2001 levels. The decrease in sales for all of these products reflects the absence of sales activity for approximately half of the second quarter of 2002. Second quarter 2002 sales following the restart were primarily the result of inventory that had reached partial completion prior to the wind down. Sales of new product lots both begun and completed following the restart will not occur until the third quarter of 2002. During the second quarter of 2002, prior to the wind down, Calypte made a $220,000 sale of viral lysate, posting an increase of $132,000 or 150% in sales of that product compared with its sales in the second quarter of 2001. Calypte discontinued the sale of its research-use HTLV product at the end of calendar 2001; that product had accounted for approximately $154,000 or 10% of second quarter 2001 revenues.

Gross margin was –16% for the second quarter of 2002, compared with –8% for the second quarter of 2001. Although Calypte’s gross margin remained negative for the second quarter of 2002, product costs decreased by $346,000 compared to the second quarter of 2001, from $1,743,000 in 2001 to $1,397,000 in 2002. As noted earlier, Calypte experienced certain non-recurring costs associated with the restart of its manufacturing operations, but those costs were more than offset by the reduced level of employee and infrastructure costs incurred during the wind down and restart. Additionally, second quarter 2002 is the first quarter to be impacted by the reduction in occupancy costs resulting from the consolidation of space at the Rockville, Maryland manufacturing facility, which is expected to result in annualized cost savings of approximately $200,000.

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

Selling, general and administrative expenses decreased by $51,000 or 2%, from $2,138,000 in the second quarter of 2001 to $2,087,000 in the second quarter of 2002. Sales and marketing expenses decreased by $643,000 or 71%. Those activities were among the first to be wound down and the last to be restarted during the second quarter of 2002. General and administrative expenses increased by $592,000 or 48% compared to the second quarter of 2001.

As a small public company (OTCBB: CALY) with little institutional investor following, we struggle to achieve corporate awareness, which has a direct impact on our business. Adding visibility in the financial community builds both our corporate identity and is an important indicator to our current and potential customers. In our opinion, customers select our urine-based HIV-testing platform not only for the safety and efficacy of our FDA-approved products, but because of our financial status and stature. This is a key factor in choosing Calypte and spending the time and money to qualify a new testing source in an FDA-regulated industry. To that end, and in conjunction with our restart of operations, we have elected to increase discretionary funding to create awareness of us within the public investment community - using a variety of means. These initiatives have included the engagement of a new investor relations firm, the funding of a paid investment research report, participation in various types of internet-based investor communications, and other activities designed to introduce the company to potential new investment sources. Costs incurred in the second quarter also included those attributable to consulting efforts by our new Executive Chairman, prior to his employment, in his effort to arrange restart financing from the unaffiliated investors aggregated under the acronym CIG. In aggregate, these costs have amounted to approximately $500,000 during the second quarter of 2002. Additionally, the Company recorded approximately $350,000 in non-cash expense associated with fully-vested warrants granted to consultants involved in the restart of the Company’s operations. That level of warrant expense is expected to be non-recurring, however the awareness efforts are expected to continue at a higher-than-historical level through at least the third quarter of 2002.

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

Revenues for the first half of 2002 decreased $646,000 or 21%, from $3,014,000 in 2001 to $2,368,000 in 2002. Screening test revenues decreased by $73,000 or 7%, however domestic sales to insurance company reference labs and other direct customers increased by $65,000 or 7% due to an increase in the number of insurance companies using urine testing and, in some cases, the broadening of policy limits for which urine testing is accepted by the underwriters. International screening test sales accounted for approximately $171,000 or 6% of first half 2001 revenues, including a significant sale to Calypte’s previous distributor for sub-Saharan Africa, while international sales accounted for just $27,000 or 1% of first half 2002 revenues. Sales of supplemental HIV-1 tests and viral lysate in the first half of 2002 decreased by $572,000 or 30% compared to sales in the first half of 2001. Urine western blot sales increased $8,000 or 10%, which is reasonable in comparison to the increase in domestic urine screening test sales. Serum western blot sales decreased $167,000 or 14%, due primarily to the second quarter 2002 wind down. Viral lysate sales decreased by $173,000 or 44% in 2002, compared to 2001. During the first half of 2001, Calypte’s one primary customer for lysate had expressed its intention to stockpile sufficient quantities of viral lysate for use until it could qualify a self-manufactured product with the FDA. That customer subsequently discontinued those plans and continues to purchase from Calypte. Calypte discontinued sales of its research-use HTLV product at the end of calendar 2001. Sales of that product accounted for approximately $270,000 or 9% of first half 2001 revenue.

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

Research and development costs decreased by $430,000 or 51%, from $851,000 for the first half of 2001 to $421,000 for the first half of 2002. Approximately one quarter of the decrease is attributable to the restructuring of the license agreement between Calypte and one of its patent licensors in which the licensor agreed to accept Calypte common stock in partial satisfaction of 2002 royalties. The remainder of the reduction is attributable primarily to reductions in the costs associated with consultants, clinical trials, and specimen acquisition. Although spending on research and development decreased between 2001 and 2002, and in spite of its cash constraints, Calypte continued to support its HIV rapid test initiative as its primary new product effort throughout 2002.

Selling, general and administrative expenses decreased $792,000 or 19%, from $4,094,000 for the first half of 2001 to $3,302,000 for the first half of 2002. Sales and marketing expenses decreased by $936,000 or approximately 59%, reflecting unfilled sales positions in 2002 and related decreases in sales-related travel expenses as well as significant reductions in the costs of outside consultants, primarily those in both general corporate awareness and community based organization marketing initiatives. General and administrative expenses increased by $144,000 or approximately 6% in the first half of 2002, primarily, as described earlier, attributable to expenses associated with the restart of operations and efforts to increase the visibility of the company within the investment community. As noted previously, Calypte recorded approximately $350,000 in non-cash expense associated with fully-vested warrants granted to consultants involved in the restart of the Company’s operations. Partially offsetting this non-recurring 2002 expense is the absence of the $156,000 provision for an uncollectible distributor receivable recorded in 2001.

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

Liquidity and Capital Resources

Financing Activities

Prior to the second quarter wind down and restart of its operations, Calypte had generally financed its operations from its inception through private placements of preferred and common stock, its Initial Public Offering (IPO) of common stock and, to a much lesser extent, from payments related to research and development agreements, a bank loan facility, equipment lease financings and borrowings from short-term notes payable. During the first half of 2001, Calypte began drawing funds under an equity line of credit or equity draw down facility that was completed at the end of the second quarter. Calypte also issued short-term convertible debentures in the first quarter of 2001 that were repaid or converted during the second quarter of 2001. In the third quarter of 2001, Calypte received proceeds from the exercise of warrants that it had issued in conjunction with the equity line and debentures. In the fourth quarter of 2001 and during the first half of 2002, Calypte drew funds under a second equity line facility and in the fourth quarter of 2001 completed a small private placement. In the first quarter of 2002, Calypte issued a two-year debenture that remains outstanding. In conjunction with the restart of its operations based on a financing commitment by the CIG in May 2002, Calypte has issued a series of one- and two-year convertible notes and restricted shares of its common stock in a PIPE transaction during the second quarter of 2002, as described more completely below under the subheading, New Financing from Cataldo Investment Group (“CIG”).

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

On February 11, 2002, Calypte signed a securities purchase agreement with a private investment fund, (“Bristol”), pursuant to which the fund agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by the investment fund on February 11, 2002 and the Company received net proceeds of $368,000. The Company originally expected to issue the second debenture, also in the amount of $425,000, upon the effectiveness of a registration statement filed by the Company in March 2002. As described more fully below under the subheading New Financing from Cataldo Investment Group (“CIG”), in May 2002, the Company issued a second debenture in the amount of $100,000 pursuant to this agreement and still expects to issue another debenture in the amount of $325,000 upon effectiveness of the registration statement. In conjunction with the initial debentue issuance, Calypte issued mandatorily exercisable warrants to purchase shares of its common stock. The mandatory exercise feature will commence upon effectiveness of the registration statement for the shares underlying the warrants.

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

New Financing from Cataldo Investment Group (“CIG”)

On April 17, 2002, the Company announced that it would begin winding down its operations as it did not have sufficient working capital or the necessary funds to continue with its business plan or operations. The Company also announced that it might file for bankruptcy protection. At that time, the Company furloughed most of its employees and notified its customers of a likely cessation of operations. On May 9, 2002, the Company entered into a letter agreement with the Cataldo Investment Group (“CIG”) pursuant to which CIG agreed to provide approximately $1.5 million to the Company within the following 90 days. It was further agreed that CIG would raise an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations. As a result of the CIG investment commitment, the Company announced on May 13, 2002 that it would not complete the wind down of its business as previously announced. Furthermore, the Company discontinued any plans to file for bankruptcy protection at the current time. The Company recalled many of its furloughed employees and has restarted its business. The Company can give no assurance that its revenues and customer base will not be negatively impacted in the long term by the announcement and commencement of the wind down of its business.

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

The following table summarizes our 2002 Recent Financings (the Convertible Debenture Agreement with Bristol, the CIG Financings and the Equity Line of Credit with Townsbury) through August 5, 2002: (Table in thousands, except share price and per share data.)

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000	Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Converted	Shares Issuable at June 30, 2002 (2)
Bristol: 12% Convertible Debenture	Lesser of (1) 70% of the average of lowest 3 trading prices for 20 days preceding	$ 425		2/11/02	$0.25	4,462/ $60
	conversion or	$ 100		5/10/02	$0.03
	(2)$0.115	$ 525	$ 468				27.1 million
CIG Financings: (3)
8% Convertible Notes
Alpha Capital Aktiengesellshaft		$ 500		5/24/02	$0.12
Stonestreet Limited Partnership		$ 500		5/24/02	$0.12
Filter International Ltd.		$ 150		5/24/02	$0.12
Camden International Ltd.		$ 250		5/24/02	$0.12	4,324/ $70
Camden International Ltd.		$ 100		5/24/02	$0.12
Domino International Ltd.		$ 150		5/24/02	$0.12	4,324/ $70
Thunderbird Global Corporation		$ 75		5/24/02	$0.12
BNC Bach International Ltd.		$ 200		5/24/02	$0.12
Excalibur Limited Partnership		$ 200		5/24/02	$0.12
Standard Resources Ltd.		$ 100		5/24/02	$0.12
	Lesser of (1) $0.10 or	$ 2,225
SDS Capital International Ltd.	(2) 70% of	$ 300		7/10/02	$0.34
Camden International Ltd.	the average of the	$ 100		7/10/02	$0.34
Excalibur Limited Partnership	3 lowest	$ 250		7/24/02	$0.22
	trades for 30 days	$ 2,875					41.9 million
8% Convertible Debentures
Su So	80% of the	$ 100	$ 85	6/17/02	$0.14	1,100 (4)/	0

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000	Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Converted	Shares Issuable at June 30, 2002 (2)
	lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10					$100

Jason Arasheben	70% of the lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10	$100	$85	7/03/02	$0.27	475 (4)/ $100	0
10% Convertible Note
BNC Bach International Ltd. (Note: on 7/14/02 the maturity date was extended until 12/31/02)	Lesser of (1) $0.05 or (2) 60% of the average of 3 lowest closing bid prices for 22 days preceding conversion	$150	$150	5/14/02	$0.14 $0.36 on 7/14/02	0	3.0 million

Townsbury: Equity Line		—
January 2002 to March 29, 2002	88% of volume weighted average	$993	$938	Five draws		5,619
May 10, 2002 to August 8, 2002	price during draw down pricing period	$377	$356	Two draws		1,550	16.3 million
Townsbury Warrant – repriced from $0.27 per share on 5/10/02	$0.015 per share	$ 63	$63	5/10/02		$4,193	0

(1) The Bristol debentures and warrants and all of the CIG financings were issued under exemptions provided by Regulation S. The Company could issue no shares under the equity line with Townsbury until it had completed an effective registration for the underlying shares. The warrants issued to Townsbury were issued under an exemption provided by Regulation S.

(2)    Based on market prices as of June 30, 2002, where applicable. Includes shares based on remaining unissued portions of commitment and related warrants and expense shares, where applicable.

(3)    At this time we are currently in the registration process for $525,000 of the Bristol Debentures and have not begun the process for any CIG financing. Many of these financings have requirements for registration and impose liquidated damages for delays. The Company has incurred approximately $23,000 in liquidated damages resulting from the delay in registration of the Bristol Debentures and approximately $98,000 in liquidated damages attributable to the delay in the registration of the remaining financings. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company’s common stock. As of August 5, 2002, the Company has neither paid cash nor issued stock in settlement of liquidated damages. Refer to “Risks Related to Our Recent Financings” in this document for additional discussion.

(4)    Includes fee shares

In May, 2002 Calypte issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. As of June 30, 2002, the consultants have exercised warrants and options aggregating 13,333,333 shares and Calypte has issued the shares and has received proceeds of $200,000. All but one of the consulting agreements discussed above expires in August and we may seek to enter into new agreements for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product distribution agreements, assistance with international product trials and regulatory qualifications, and the development of synergistic relationships with appropriate public service organizations. We may continue to issue options and warrants at significant discounts to market or issue direct stock grants in return for necessary consulting services. We would subsequently register the underlying shares on a Form S-8 for resale by the consultants.

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

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations, however it may require the reclassification in 2003 of certain previously-recognized gains currently classified as extraordinary.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations.

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

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through third quarter of 2002, unless new financing is arranged. Although, as of August 5, 2002, we have completed new financings in which we received an aggregate of approximately $3.7 million (inclusive of draw downs under our equity line facility with Townsbury ($2.8 million as of June 30, 2002) and we have commitments for approximately $1.3 million in additional funding over the next 9 months from a private investment group, we do not know if we will succeed in raising funds through the investment commitment or have offerings of debt or equity. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we will need to raise additional funds, from equity or debt sources. We believe that we may need to arrange additional financing of approximately $5 million in the next twelve months because amounts available under our October 2001 equity line of credit with Townsbury Investments Limited and upon the conversion of the convertible debentures and warrants issued to Bristol may not be sufficient to meet our cash needs in the future. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels.

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

We have engaged in negotiations with our creditors to restructure and reschedule our payment of certain obligations. On February 12, 2002, we closed a restructuring approximately $1.7 million of our trade debt, including approximately $1.0 million of a royalty obligation, pursuant to which 27 creditors agreed to discharge such debt and minimum royalty obligations in exchange for a total of 1.4 million shares of our common stock. As of June 30, 2002, our accounts payable totaled $3.2 million, of which $3.0 million was over 60 days old. We currently have arrangements with suppliers primarily on a cash basis as well as paying down certain outstanding amounts due when making a current payment. These payments of past-due amounts have averaged approximately $200,000 per month since the restart of operations in May, 2002. As of June 30, 2002 we have accrued an aggregate of approximately $412,000 in past due royalty obligations to our key patent licensors. We anticipate that this amount will be brought current by the end of 2002 under agreed payment plans that are in effect and are current. However, if we are unable to obtain additional financing on acceptable terms, our ability to make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products.

The Company and the Price of Our Shares May be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

At June 30, 2002, approximately 62.5 million, or 80%, of the outstanding shares of our common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through June 30, 2002, we have issued approximately 78 million shares and raised $86 million. At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Company’s common stock from 50 million to 200 million shares. The continuing need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to accredited investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or “PIPE” transactions, equity lines of credit, and other transactions summarized in the table included in the “Liquidity and Capital Resources” section of MD&A in this document.

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

Risks Related to “Our Recent Financings” — Our Equity Line of Credit with Townsbury and the
Convertible Debentures and Warrants Agreement with Bristol and the CIG Financings

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

Our “Recent Financings” and the Issuance of Shares to the “Recent Financings” May Cause Significant Dilution to Our Stockholders and May Have a Negative Impact on the Market Price of Our Common Stock.

The resale by Townsbury and Bristol and the investors through CIG of the common stock that they purchase from us has increased and will continue to increase the number of our publicly traded shares, which could put downward pressure on the market price of our common stock. Moreover, as all the shares we sell to the investors will be available for immediate resale, the mere prospect of our sales to the investors could depress the market price for our common stock. The shares of our common stock issuable to Townsbury under the equity line facility will be sold at 88% of the daily volume weighted average price of our common stock on the date of purchase subject to adjustment if our market capitalization increases significantly. If we were to require Townsbury to purchase our common stock at a time when our stock price is low, our existing stockholders would experience substantial dilution.

Similarly, the shares of our common stock issuable to the Bristol upon conversion of the debenture and upon exercise of the Class A warrant will be issued at a price equal to the lesser of 70% of the average of the 3 lowest trading prices of our common stock during the 20 trading days immediately preceding the conversion or exercise or at $0.115 per share and the shares issuable pursuant to the exercise of the Class B warrants will be issued at an exercise price equal to the lesser of 75% of the average of the 3 lowest trading prices of our common stock during the same period or $0.215 per share. We are registering 16 million shares for resale upon debenture conversions.

Further, the investors that have come to us through CIG have the ability to purchase shares of new common stock or to convert their Notes and Debentures, and their related warrant shares based upon the market price of our common stock. The common stock and the common stock underlying the notes and debentures issued to CIG investors are unregistered and all of the agreements include ownership limitations by the investors that would prohibit a change of control. None of the Recent Financings permit ownership by the respective investors of more than 9.9% of the Company’s outstanding stock without the Company’s agreement. These common shares as well as the notes and debentures areconvertible at discounts to the market price of our common stock.

Refer to the table in the “Liquidity and Capital Resources” section of MD&A for a summary of potential dilution by type of security to the Recent Financings.

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

Both Townsbury and Bristol, and the unaffiliated investors who comprise CIG are off-shore residents and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible to effect service of process on the investors within the United States. It may also be difficult or impossible to enforce judgments entered against the investors in courts in the United States based on civil liability provisions of the securities laws of the United States. In addition, judgments obtained in the United States, especially those awarding punitive damages, may not be enforceable in foreign countries.

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

Our Issuance of Warrants and Options to Consultants for Services May Have a Negative Effect on the Trading Price of Our Common Stock.

As of June 30, 2002, we have issued as consideration to several individual unaffiliated consultants performing legal, financial and advisory services in connection with the recommencement of our business operations a total of 18.5 million warrants exercisable at $0.015 per warrant share and 500,000 options exercisable at $0.03 per share. At the time the warrants and options were granted, the trading price of Calypte’s stock was $0.03. The consultants have exercised the warrants and options and the Company has issued and registered the underlying 13,333,333 shares. As we continue to look for ways to minimize our use of cash while obtaining required services, we plan to issue additional warrants and options at or below the current market price. Any such offerings will be disclosed in a subsequent registration statement. In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

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

We May Experience a Decrease In The Sales Of Our HIV Viral Lysate Which Previously Accounted For a Material Amount Of Our Revenue.

Our HIV viral lysate is a component of the production of our urine based screening tests. There is a limited demand for our HIV viral lysate, which we have in the past been able to sell to certain customers. The sale of our viral lysate accounted for approximately 20% of our revenue for the fiscal year ended December 31, 2001. This large percentage of revenues attributed to the sale of our HIV viral lysate may have resulted from our principal customer stockpiling larger than normal quantities of our viral lysate in light our tenuous financial condition in an effort to avoid a potential interruption of supply. Due to our principal customer stockpiling viral lysate, we may experience a decrease in the level of our sales of HIV viral lysate. However, as we view our HIV viral lysate as a manufacturing component, the sale of the viral lysate is not considered to be a major contributor to our anticipated future revenue but rather a supplemental revenue source.

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

We Have Limited Experience in Manufacturing Our Products and Little Experience in Manufacturing Our Products In Commercial Quantities.

Our lack of working capital has resulting in material production difficulties in the past including problems involving:

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

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws could:

•	discourage potential acquisition proposals (i.e. shareholder rights plan also known as a “poison pill”);

•	delay or prevent a change in control of Calypte;

•	diminish stockholders’ opportunities to participate in tender offers for our common stock, including tender offers at prices above the then current market price;

•	inhibit increases in the market price of our common stock that could result from takeover attempts; or

•	grant to the Board of Directors discretionary right to designate specific rights and preferences of preferred stock greater than those of our common stock.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changes in the price of our common stock, as it relates to the conversion price of the 12% convertible debentures and the exercise price of the related exercisable Class A and mandatorily exercisable Class B warrants issued to Bristol Investment Fund in February 2002 as disclosed in Note 6 to the condensed consolidated financial statements and in the “Financing Activities” subheading of Liquidity and Capital Resources in Part I, Item 2. We also face exposure to changes in the price of our common stock as it relates to the conversion price of the aggregate of $2,225,000 face value of 8% convertible notes issued during the second quarter of 2002, also disclosed in Note 6 to the condensed consolidated financial statements and in Financing Activities.

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

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

During the three years ended June 30, 2002, the Company completed private placements of shares of its Common Stock in January 1999, April 1999, April 2000, November 2001; issued $1.1 million face value of convertible debentures in January 2001, issued $425,000 face value of 12% convertible debentures in February 2002 and an additional $100,000 face value to the same party and under the same terms in May2002; and in May 2002 also issued $2.225 million face value of 8% convertible notes and a $0.150 million convertible promissory note. In June 2002, the Company issued a $0.1 million face value 8% convertible. Additionally, in January 2001 the Company entered in a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. Upon the termination of that facility, the Company entered into a second equity line facility in August 2001. See “Financing Activities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 as amended (“Securities Act”). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and, with the exception of shares in the most recent private placement in November 2001,were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on January 25, 2001 and subsequently amended on February 9, 2001 and March 5, 2001 for the first equity line of credit. Shares sold pursuant to the second equity line were registered for resale by the investor on a Form S-2 filed on October 26, 2001. Shares issued in the November 2001 private placement were also sold to accredited investors but the transfer of the securities did not include registration rights; pursuant to Rule 144 of the Securities Act the transfer of these securities will be restricted for twelve months from the date of purchase. The debentureholder in the $1.1 million transaction was also an accredited investor as defined by Rule 501 of the Securities Act and the Company registered for resale shares that were converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001. The proceeds from each private placement, from each of the debentures, and from the equity lines of credit have been used to finance operations.

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

Item 5.   Other Information – Subsequent Events

Between July 1 and August 5, 2002, in addition to $0.4 million received under our equity line with Townsbury, Calypte has received an additional $0.825 million in financing in the form of 3 additional 8% convertible notes and an 8% convertible debenture. See the table in Liquidity and Capital Resources – Financing Activities for additional information, again primarily pursuant to the CIG commitments.

On July 14, 2002, Calypte and BNC Bach agreed to extend the maturity date of the $150,000 10% convertible promissory note issued on May 14, 2002 from July 14, 2002 to December 31, 2002. The market price for Calypte Common Stock was $0.21 on July 14, 2002. In return for the extension of the maturity date, Calypte has agreed to amend the conversion price of the note from $0.05 per share to the lesser of (a) $0.05 per share or (b) 60% of the lowest three closing bid prices of Calypte’s common stock during the 22 business days prior to the date the investor notifies Calypte of its election to convert the note.

Two consultants who had been granted warrants to purchase 2,500,000 and 1,500,000 shares of the

Company’s stock at $0.015 per share exercised their warrants in their entirety. The consultant who had been granted an option to purchase 500,000 shares of the Company’s stock at $0.03 per share, exercised his option in its entirety. The Company received proceeds of $75,000 from the exercises of the option and warrants.

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 10.112 Form of Subscription Agreement and 8% Convertible Note issued June 17, 2002 by Registrant*

Exhibit 10.113 Employment Agreement between the Registrant and Anthony J. Cataldo dated May 10, 2002.*

Exhibit 10.114 Amendment to Non-Exclusive Patent and License Agreement between Registrant and Public Health Service, dated April 5, 2002.*

Exhibit 99.1 Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Anthony J. Cataldo, Executive Chairman

Exhibit 99.2 Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Nancy E. Katz, President and Chief Executive Officer

Exhibit 99.3 Certification Pursuant to the Sarbanes-Oxley Act of 2002 by Richard D. Brounstein, Executive Vice President and Chief Financial Officer

b.	Reports on Form 8-K

None.

*	Previously filed

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