Form 10-Q/A
period 2002-09-30
CALYPTE BIOMEDICAL CORP
filed 2002-12-20
CIK 899426

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$19	$287
Accounts receivable, net of allowance of $35 at September 30, 2002 and $191 at December 31, 2001	143	325
Inventories	661	1,129
Prepaid expenses	155	304
Deferred offering costs, net of accumulated amortization of $105 at September 30, 2002 and $40 at December 31, 2001	730	901
Other current assets	16	1

Total current assets	1,724	2,947
Property and equipment, net of accumulated depreciation of $4,468 at September 30, 2002 and $4,089 at December 31, 2001	1,016	1,187
Other assets	103	128

	$2,843	$4,262

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,779	$4,120
Accrued expenses	870	2,118
Note payable – current portion	543	411
Capital lease obligations – current portion	9	87
Deferred revenue	500	500

Total current liabilities	4,701	7,236
Convertible notes and debentures, net of discount of $2,788 at September 30, 2002	1,213	—
Warrant liability	577	—
Deferred rent obligation	49	48
Capital lease obligations - long-term portion	15	22

Total liabilities	6,555	7,306

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized, 100,000 shares issued and outstanding; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,546	2,456

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 103,449,904 and 37,792,134 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	103	38
Additional paid-in capital	88,868	82,623
Deferred compensation	(1)	(8)
Accumulated deficit	(95,228)	(88,153)

Total stockholders’ equity	(6,258)	(5,500)

	$2,843	$4,262

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

The following table sets forth the individual investors who have subscribed to the 8% convertible notes:

Investor	Amount	Transaction Date	Calypte Closing Price	Shares Issued/ Converted
8% Convertible Notes
Alpha Capital Aktiengesellshaft	$500,000	5/24/02	$0.12
Stonestreet Limited Partnership	$500,000	5/24/02	$0.12
Filter International Ltd.	$150,000	5/24/02	$0.12
Camden International Ltd.	$250,000	5/24/02	$0.12	$4,324,490/ 70,000 converted
Camden International Ltd.	$100,000	5/24/02	$0.12
Domino International Ltd.	$150,000	5/24/02	$0.12	$4,324,490/ 70,000 converted
Thunderbird Global Corporation	$75,000	5/24/02	$0.12
BNC Bach International Ltd.	$200,000	5/24/02	$0.12
Excalibur Limited Partnership	$200,000	5/24/02	$0.12
Standard Resources Ltd.	$100,000	5/24/02	$0.12
SDS Capital International Ltd.	$300,000	7/10/02	$0.34
Camden International Ltd.	$100,000	7/10/02	$0.34
Excalibur Limited Partnership	$250,000	7/24/02	$0.22
Stonestreet Limited Partnership	$250,000	8/21/02	$0.13

	$3,125,000

•	Calypte has issued two (2) 8% convertible debentures in the aggregate face

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

(1) includes fee shares

•
The Company determined that the above convertible notes and debentures issued since May 9, 2002 were issued with a beneficial conversion feature. The beneficial conversion feature was recognized by allocating an amount equal to the intrinsic value of that feature to debenture discount to be amortized over the life of the note or debenture, subject to a limitation of the face amount of the respective note or debenture. Upon earlier conversion, the proportionate share of unamortized discount is charged to additional paid-in capital. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note or debenture and the fair value of the Company’s common stock into which the note or debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. In the case of the 8% convertible notes, the beneficial conversion feature was generally limited by the face amount of the note. The beneficial conversion feature for each of the 8% convertible debentures was less than the face amount of the debenture, however, both debentures were converted soon after issuance. The Company has recorded approximately $465,000 of such note or debenture discount amortization as non-cash interest expense through September 30, 2002.

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

(8)    Gain on Extinguishment of Debt

On February 12, 2002, the Company completed a restructure of approximately $1.7 million of its past due accounts payable and certain obligations with 27 of its trade creditors. Under the restructuring, the Company issued approximately 1.4 million restricted shares of its common stock at various negotiated prices per share to trade creditors in satisfaction of specified debt. The issuance of the shares was pursuant to Regulation D of the Securities Act. The Company agreed to use its best efforts to register the shares within 45 business days of the closing date. As of the current date, the Company has not filed the

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

registration statement, however, the agreement does not provide for any specific penalties on the Company for its failure to file a registration statement within the prescribed period. The creditors accepted the shares plus deferred cash payments of from 0% to 25% of the outstanding balance in satisfaction of $1,699,000 of indebtedness plus certain patent rights for 2002. On the date the shares were issued, the aggregate value of the Company’s common stock issued to the trade creditors was $248,000 and the aggregate deferred cash payment yet to be made to the trade creditors totaled $132,000. The Company recognized an extraordinary gain of $1,319,000 during the first quarter of 2002 as a result of restructuring this indebtedness. During the third quarter of 2002, the Company made cash payments to the various creditors totaling 10% of the deferred cash balance or approximately $13,000.

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
(unaudited)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. The forward-looking information set forth in this Quarterly Report on Form 10-Q/A is as of November 8, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to November 8, 2002 that make it necessary to update forward-looking information contained in this Form 10-Q/A, the update forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q/A or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 24 of this Form 10-Q/A.

Overview

During the first quarter of 2002, Calypte’s financial condition and cash availability deteriorated significantly, to the point that by early April 2002 the Company determined that it would need to curtail its operations and possibly consider filing for bankruptcy protection. The Company announced that the situation had reached a critical point in mid-April 2002, at which time management began the process of furloughing employees and winding down Calypte’s operations, with complete cessation of operations a likely possibility. In early May 2002, however, before the wind-down process was completed, Calypte received commitments for what it deemed to be sufficient additional financing to resume its operations and its Board of Directors appointed a new chairman. Presently, Calypte has recalled a large number of its employees and resumed operations at both of its manufacturing facilities and continues to reassess its current and longer-term business plans and objectives. During the second and third quarters of 2002, Calypte incurred non-recurring costs associated with the re-start of operations and expects that similar costs may continue into the final quarter of 2002. Calypte continues to evaluate the impact of the announcement and commencement of the wind down of its business on its revenues and customer base and currently can give no assurance that either its revenues or customer base has not been negatively impacted in the long term. Although Calypte continues to reassess its business plan and capital requirements as a result of the wind down and subsequent re-start of its operations, it does not believe that its currently available financing will be able to sustain operations at current levels through the remainder of 2002 unless new financing is arranged. There can be no assurance that the additional capital that Calypte requires will be available on acceptable terms, if at all. In the absence of such additional capital, Calypte does not have sufficient capital to sustain itself through the fourth quarter of 2002 and its business will be placed in significant financial jeopardy. Additionally, there can be no assurance that Calypte’s products will be successfully commercialized or that Calypte will achieve significant product revenues. In addition, there can be no assurance that Calypte will achieve or sustain profitability in the future.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

Results of Operations

The following represents selected financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)

Total revenue	$493	$1,465	$2,861	$4,478
Product costs	1,542	1,486	4,569	5,218

Gross Margin	(1,049)	(21)	(1,708)	(740)
Operating expenses
Research and development	219	351	640	1,201
Selling, general and administrative	1,565	1,249	4,867	5,343

Total operating expenses	1,784	1,600	5,507	6,544

Loss from operations	(2,833)	(1,621)	(7,215)	(7,284)
Interest income	1	1	3	8
Interest expense	1,325	(6)	(1,213)	(1,357)
Other income, net	12	—	33	524

Loss before income taxes and extraordinary items	$(1,495)	$(1,626)	$(8,392)	$(8,109)

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

Customer Trends

HIV-1 Urine Test Sales     Sales of our urine HIV-1 screening test accounted for 29% and 43% of our total sales for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively. Sales of our urine Western Blot supplemental test accounted for approximately 2% of calendar year 2001 revenue and approximately 5% of revenue for the first three quarters of2002.

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

As a small public company (OTCBB: CALY) with little institutional investor following, we struggle to achieve corporate awareness, which has a direct impact on our business. Adding visibility in the financial community builds both our corporate identity and is an important indicator to our current and potential customers. In our opinion, customers select our urine-based HIV-testing platform not only for the safety and efficacy of our FDA-approved products, but because of our financial status and stature. This is a key factor in choosing Calypte and spending the time and money to qualify a new testing source in an FDA-regulated industry. To that end, and in conjunction with our restart of operations, we have elected to increase discretionary funding to create awareness of us within the public investment community—using a variety of means. These initiatives have included the engagement of a new investor relations firm, the funding of a paid investment research report, participation in various types of internet-based investor communications, and other activities designed to introduce the company to potential new investment sources. In aggregate, costs attributable to these efforts amounted to approximately $200,000 during the third quarter of 2002 and approximately $700,000 since the restart of operations.

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

Revenue for the first nine months of 2002 was $2,861,000, a decrease of $1,617,000, or 36% compared to the $4,478,000 reported for the comparable period of 2001. 2002 revenue from the sale of Calypte’s urine HIV-1 screening test decreased by 19%, with a generally comparable volume decrease. International sales of Calypte’s urine-based HIV-1 screening test accounted for approximately 4% of revenues during the first nine months of 2001, and less than 1% during 2002. Sales of supplemental tests and viral lysate decreased 45% in the first three quarters of 2002, compared to 2001 levels. Revenues from the sale of the serum-based HIV-1 supplemental test decreased 29%, primarily due to wind down and restart product availability issues. As noted previously, Calypte discontinued the sale of its research-use-only HTLV supplemental test in late 2001; that product had accounted for $434,000, or approximately 10%, of revenue in 2001. Sales of Calypte’s viral lysate decreased $448,000 in 2002 compared to 2001 levels. That product accounted for 15% of revenue in 2001 compared with 8% in 2002. As noted previously, Calypte uses viral lysate as a component in its HIV-1 supplemental tests and sporadically sells it to another manufacturer who uses it for the same purpose. Calypte does not expect to make additional sales of viral lysate to this customer in the near future, nor does it consider sales of viral lysate to be a core component of its on-going business

Gross margin decreased from -17% for the first nine months of 2001 to -60% for the first nine months of 2002. As described previously with respect to the third quarter of 2002, Calypte had a manufacturing work force in place and incurred personnel and manufacturing process expenses throughout the third quarter of 2002, however only late in the third quarter was a complete cycle of post-restart production achieved at both manufacturing facilities. The incurring of these costs during the restart process over the time required to manufacture saleable product had a detrimental impact on gross margin during the first three quarters of 2002. Additionally, until completing the Rockville facility’s space consolidation project at the end of the first quarter of 2002, Calypte recorded the costs attributable to its excess capacity as a component of general and administrative expense. Following the completion of the space consolidation project and the restart of operations, beginning in the third quarter of 2002, Calypte recognized all expenses associated with the operation of the Rockville facility as components of product cost. The Rockville consolidation project has resulted in cost savings approximating $200,000 on an annualized basis, the proportionate share of which has been recognized as a reduction in product cost during the second and third quarters.

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

Liquidity and Capital Resources

Financing Activities

Prior to the second quarter 2002 wind down and restart of its operations, Calypte had generally financed its operations from its inception through private placements of preferred and common stock, its Initial Public Offering (IPO) of common stock and, to a much lesser extent, from payments related to research and development agreements, a bank loan facility, equipment lease financings and borrowings from short-term notes payable. During the first half of 2001, Calypte began drawing funds under an equity line of credit or equity draw down facility that was completed at the end of the second quarter. Calypte also issued short-term convertible debentures in the first quarter of 2001 that were repaid or converted during the second quarter of 2001. In the third quarter of 2001, Calypte received proceeds from the exercise of warrants that it had issued in conjunction with the equity line and debentures. In the fourth quarter of 2001 and during the first ten months of 2002, Calypte drew funds under a second equity line facility and in the fourth quarter of 2001 completed a small private placement. In the first quarter of 2002, Calypte issued a two-year debenture that remains outstanding. In conjunction with the restart of its operations based on a financing commitment by the CIGin May 2002, Calypte has issued a series of one- and two-year convertible notes and restricted shares of its common stock in a PIPE transaction during the second and third quarters of 2002, as described more completely below under the subheading, New Financing from Cataldo Investment Group (“CIG”).

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

Subsequently, in the fourth quarter of 2002, the Company renegotiated the terms of the agreement, canceling the option grants in excess of the 900,000 shares permitted by the Company’s 2000 Equity Incentive Plan to be issued annually to one plan participant and deferring a portion of his salary. The additional 7,066,666 previously granted options will be reissued out of the employee option plan, subject to stockholders approval of the proposal to increase the share authorization by 83 million and permit annual grants of up to 10 million shares to an individual plan participant. The Company has also deferred approximately 30% of Mr. Cataldo’s cash compensation, which the Company is accruing, until such time as we mutually agree the Company is in a financial position to compensate him in accordance with the terms of his agreement. In return for these concessions, the 7,066,666 options will be fully vested upon stockholder approval on the day of the annual meeting. All other terms and conditions of the original grant remain unchanged. This modification in terms willl trigger a new measurement date upon stockholder approval and may result in compensation expense for any intrinsic value on that date.

The following table summarizes our 2002 Recent Financings (the Convertible Debenture Agreement with Bristol, the CIG Financings and the Equity Line of Credit with Townsbury) through November 8, 2002: (Table in thousands, except share price and per share data.)

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000	Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Converted		Shares Issuable at September 30, 2002 (2)
Bristol: 12% Convertible Debenture	Lesser of (1) 70% of the average of lowest 3 trading prices for 20 days preceding	$425		2/11/02	$0.25	4,462/ $	60
	conversion or	$100		5/10/02	$0.03
	(2)$0.115	$525	$468					27.1 million
CIG Financings: (3)
8% Convertible Notes
Alpha Capital Aktiengesellshaft		$500		5/24/02	$0.12
Stonestreet Limited Partnership		$500		5/24/02	$0.12
Filter International Ltd.		$150		5/24/02	$0.12
Camden International Ltd.		$250		5/24/02	$0.12	4,324/ $	70
Camden International Ltd.		$100		5/24/02	$0.12
Domino International Ltd.		$150		5/24/02	$0.12	4,324/ $	70
Thunderbird Global Corporation		$75		5/24/02	$0.12
BNC Bach International Ltd.		$200		5/24/02	$0.12
Excalibur Limited Partnership		$200		5/24/02	$0.12

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)
Invester (1)	Conversion Feature	Gross Amount $000	Net Amount $000	Transaction Date	Calypte Closing Price		Shares Issued (000)/$000 Converted			Shares Issuable at September 30, 2002 (2)
Standard Resources Ltd.		$100		5/24/02		$0.12
	Lesser of (1) $0.10 or	$2,225
SDS Capital International Ltd.	(2) 70% of	$300		7/10/02		$0.34
Camden International Ltd.	the average of the	$100		7/10/02		$0.34
Excalibur Limited Partnership	3 lowest	$250		7/24/02		$0.22
	trades for 30 days	$2,875
Stonestreet Limited Partnership	preceding	$250		8/21/02		$0.13
	conversion	$3,125	$2,594							50.8 million
8% Convertible Debentures
Su So	80% of the lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10	$100	$85	6/17/02		$0.14	$ $	1,100 (4 100	)/	0

Jason Arasheben	70% of the lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10	$100	$85	7/03/02		$0.27	$ $	475 (4 100	)/	0
10% Convertible Note
BNC Bach International Ltd. (Note: on 7/14/02 the maturity date was extended until 12/31/02)	Lesser of (1) $0.05 or (2) 60% of the average of 3 lowest closing bid prices for 22 days preceding conversion	$150	$150	5/14/02	$ $	0.14 0.36 on 7/14/02		$0		3.0 million

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)
Invester (1)	Conversion Feature	Gross Amount $000	Net Amount $000		Transaction Date	Calypte Closing Price	Shares Issued (000)/$000 Converted		Shares Issuable at September 30, 2002 (2)
12% Convertible Debentures
Mercator Momentum Fund, L.P.	85% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not less than $0.05	$550, first tranche of $2 million commitment	$345	(5)	9/12/02	$0.10	$4,226 250	(4)/	54.5 million
PIPE at $0.05 per share
Careen Ltd.	$0.05 per	$200	$200		8/28/02	$0.16	4,000		0
Caledonia Corporate Group Limited	Share	$200	$200		8/28/02	$0.16	4,000		0
Townsbury: Equity Line
January 2002 to March 29, 2002	88% of volume weighted average	$993	$938		Five draws		5,619
May 10, 2002 to November 8, 2002	price during draw down pricing period	$1,866	$1,695		Eight draws		16,921		1.0 million
Townsbury Warrant – repriced from $0.27 per share on 5/10/02	$0.015 per share	$63	$63		5/10/02	$0.03	$4,193		0

(1) The Bristol debentures and warrants and all of the CIG financings were issued under exemptions provided by Regulation S. The Company could issue no shares under the equity line with Townsbury until it had completed an effective registration for the underlying shares. The warrants issued to Townsbury were issued under an exemption provided by Regulation S.
(2) Based on market prices as of September 30, 2002, where applicable. Includes shares based on remaining unissued portions of commitment and related warrants and expense shares, where applicable.
(3) At this time we are currently in the registration process for $525,000 of the Bristol Debentures and have not begun the process for any CIG financing. Many of these financings have requirements for registration and impose liquidated damages for delays. The Company has incurred approximately $72,000 in liquidated damages resulting from the delay in registration of the Bristol Debentures and approximately $292,000 in liquidated damages attributable to the delay in the registration of the remaining financings. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company’s common stock. As of November 8, 2002, the Company has neither paid cash nor issued stock in settlement of liquidated damages. Refer to “Risks Related to Our Recent Financings” in this document for additional discussion.
(4) Includes fee shares
(5) Reflects a 10% cash commitment fee on the entire $2 million commitment less additional fees and expenses. An additional $250,000 is available upon the filing of a registration statement and additional tranches of up to $500,000 are available every 30 days following the effectiveness of the registration up to the $2 million maximum commitment amount.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

In May, 2002, Calypte also issued warrants and options to purchase 19,000,000 shares of its Common Stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants have exercised all the warrants and options and Calypte has issued 19 million shares and received proceeds of $292,500. All but one of the consulting agreements discussed above expired in August and we are in the process of developing new agreements for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product distribution agreements, assistance with international product trials and regulatory qualifications, and the development of synergistic relationships with appropriate public service organizations. We may continue to issue options and warrants at significant discounts to market or issue direct stock grants in return for necessary consulting services. We would subsequently register the underlying shares on a Form S-8 for resale by the consultants.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

Factors That May Affect Future Results, Events or Performance

Calypte has identified a number of risk factors and uncertainties that it faces. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-Q/A or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(unaudited)

The Company and the Price of Our Shares May be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

At September 30, 2002, approximately 79 million, or 76%, of the outstanding shares of our common stock are freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through September 30, 2002, we have issued approximately 103 million shares and raised $89 million. At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Company’s common stock from 50 million to 200 million shares. The continuing need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to accredited investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or “PIPE” transactions, equity lines of credit, and other transactions summarized in the table included in the “Liquidity and Capital Resources” section of MD&A in this document.

We will continue to seek financing on an as needed basis on terms that are negotiated in arms length transactions. Moreover, the perceived risk of dilution may cause holders of our common stock to sell shares, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

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

Our Amended Restated Certificate of Incorporation presently provides for 200,000,000 shares of common stock with a $.001 par value. Following the announced wind down of our business we commenced a restart of operations in May of 2002, and in order to do so, since the restart of our business operations we have issued a significant number of warrants, debentures and notes convertible into shares of our common stock as described in the “Liquidity and Capital Resources” section of MD&A herein.

Upon conversion or exercise of these warrants, debentures and notes, depending upon the trading price of our common stock at the time of a conversion, we may have insufficient shares available for issuance or a limited number of remaining shares available for issuance from our current authorized shares of common stock. Essentially all of our 200 million authorized shares are either issued or reserved and, of these reserves, approximately 18 million are set aside for the CIG investments. In the event we fail to obtain shareholder approval to an amendment to our Amended Restated Certificate of Incorporation authorizing an increase in the number of authorized shares of common stock, we may be compelled to change our business plans due to an inability to raise additional working capital through the issuance of available shares of common stock or we may fail to have a sufficient number of shares for issuance upon exercise or conversion of issued and outstanding convertible securities.

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

Refer to the table in the “Liquidity and Capital Resources” section of MD&A for a summary of potential dilution by type of security related to the Recent Financings.

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

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services May Have a Negative Effect on the Trading Price of Our Common Stock.

As of September 30, 2002, we have issued as consideration to several individual unaffiliated consultants performing legal, financial and advisory services in connection with the recommencement of our business operations a total of 18.5 million warrants exercisable at $0.015 per warrant share and 500,000 options exercisable at $0.03 per share. At the time the warrants and options were granted, the trading price of Calypte’s stock was $0.03. The consultants have exercised the warrants and options and the Company has issued and registered the underlying 19,000,000 shares. As we continue to look for ways to minimize our use of cash while obtaining required services, we plan to issue additional warrants and options at or below the current market price. Any such offerings will be disclosed in a subsequent registration statement. In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

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

We May Experience a Decrease In The Sales of Our HIV Viral Lysate Which Previously Accounted For a Material Amount of Our Revenue.

Our HIV viral lysate is a component of the production of our urine based screening tests. There is a limited demand for our HIV viral lysate, which we have in the past been able to sell to certain customers. The sale of viral lysate accounted for approximately 20% of our revenue for the fiscal year ended December 31, 2001. This large percentage of revenues attributed to the sale of our HIV viral lysate may have resulted from our principal customer stockpiling larger than normal quantities of our viral lysate in light of our tenuous financial condition in an effort to avoid a potential interruption of supply. As a result of such stockpiling, we may experience a decrease in the level of our sales of HIV viral lysate. However, as we view our HIV viral lysate as a manufacturing component, its sale is not considered to be a major contributor to our anticipated future revenue, but rather a supplemental revenue source.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changes in the price of our common stock, as it relates to the conversion price of the 12% convertible debentures and the exercise price of the related exercisable Class A and mandatorily exercisable Class B warrants issued to Bristol Investment Fund in February 2002 as disclosed in Note 6 to the condensed consolidated financial statements and in the “Financing Activities” subheading of Liquidity and Capital Resources in Part I, Item 2. We also face exposure to changes in the price of our common stock as it relates to the conversion price of the aggregate of $3,125,000 face value of 8% convertible notes issued during the second and third quarters of 2002 and the $150,000 10% convertible note issued during the 2nd quarter, also disclosed in Note 6 to the condensed consolidated financial statements and in Financing Activities”. Additionally, we also face exposure to changes in the price of our common stock as it relates to the conversion price of the $550,000 face value of 12% convertible debenture issued during the third quarter of 2002, also disclosed in Note 6 to the condensed consolidated financial statements and in “Financing Activities”.

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

The 10% convertible note issued in May 2002 and extended in July 2002 is convertible at the lesser of (1) $0.05 or 60% of the average 3 lowest closing bid prices for 22 days preceding conversion.

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

Exhibit 10.119 Employment Agreement between the Registrant and Nancy E. Katz dated October 31, 2002*

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

*	Previously filed

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