Form 10-Q/A
period 2002-09-30
CALYPTE BIOMEDICAL CORP
filed 2003-01-21
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A (No. 2)

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

CIG is essentially a de facto entity comprised of a number of unaffiliated investors assembled by Mr. Anthony Cataldo, the Company’s executive chairman, to facilitate investments in the Company. Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG. As a condition precedent to the initial investment, it was requested that Mr. Cataldo be appointed Executive Chairman in connection with the restart of the Company’s operation. Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors. During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period. Mr. Paul Kessler, a Director of Bristol Investment Fund, Ltd., which was an investor in a company with which Mr. Cataldo had previously been affiliated, initially made the introduction of Mr. Cataldo to the Company as an existing security holder of the Company who was concerned about the Company winding down its business affairs and its investment (holdings) in the Company. Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the acronym CIG. The individual investors that comprise the de facto entity referred as to CIG are not affiliated and Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual investors that comprise CIG. To the best of the Company’s knowledge, the individual investors of CIG are not affiliated with each other. Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing. He continues to actively pursue raising the necessary capital to fund the Company’s on-going operations. There are no defined terms with respect to investments that can be attributed to CIG and as such all financing arrangements must be negotiated on an individual basis.

Mr. Cataldo was not a stockholder and had no previous contact with the Company prior to the announced wind down of the business in April 2002. The Company’s Board of Directors validated his references, determined that Mr. Cataldo had the skills required to perform as Chairman of the Company in its present condition, and offered him an agreement on May 10, 2002.

Mr. Cataldo has known certain investors or principals of certain investment funds that have been aggregated under the CIG acronym prior to their investment in the Company and Mr. Cataldo’s association with the Company as a result of his business experience and his role in managing other companies. Specifically, Mr. Cataldo has known Mr. Paul Kessler, as described previously, through affiliations in a previous company managed by Mr. Cataldo. Additionally, Mr. Cataldo has no beneficial ownership rights or affiliations with any of the individual investors that have been aggregated under CIG. Mr. Cataldo has used his business relationships to locate potential accredited investors.

Each financing that has been aggregated as a part of CIG has been the subject of a separate agreement between the Company and the investor.

Since CIG is used only as an acronym to track the Company’s financings since its restart of operations in May 2002, new investors who provide funds for the Company have been aggregated under this acronym along with investors who provided the initial restart financing in May 2002. The Company’s Board of Directors has approved the terms of each financing transaction since the Company’s restart and has taken into account the merits of the specific transaction, the Company’s immediate and long-term requirements for cash, and alternatives, if any, available at the given time.

Mr. Cataldo receives no consideration or payment from either the Company or investors as a result of any CIG investments. Mr. Cataldo’s compensation is recited in his employment agreement. The Company has determined to aggregate all investments received since its restart under the acronym CIG and to attribute them to the $5 million that was to be invested in the Company as set forth in the investment commitment letter by CIG. In excess of $5 million in investments have been attributed to CIG to date.

The Company has determined to aggregate all investments received from parties with whom it did not previously have financing agreements since its restart and through May 10, 2003 under the acronym CIG and to attribute them to the $5 million that was to be invested in the Company as set forth in the investment commitment letter by CIG. In excess of $5 million in investments have been attributed to CIG to date.

To date, to the best of the Company’s knowledge, all investors that have been aggregated under the acronym CIG are offshore investors. Additional new investors not a part of the original CIG investment in the Company may be referred to going forward under the acronym CIG.

There can be no assurance that the terms of the additional capital that the Company requires will be made available to the Company on a timely basis and there can be no assurance that such capital will be available on acceptable terms, if at all. Any failure to secure additional financing on a timely basis will place the Company in significant financial jeopardy.

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

In the fourth quarter of 2002, the Company renegotiated the terms of the option grant contained in Mr. Cataldo’s Employment Agreement, canceling the option grants in excess of the 900,000 shares permitted by the Company’s 2000 Equity Incentive Plan to be issued annually to one plan participant and deferring a portion of his salary. An additional 7,066,666 of the previously granted options will be reissued out of the Company’s 2000 Equity Inventive Plan, subject to stockholders approval of a future proposal to significantly increase the share authorization for the Plan and to permit annual grants of up to 10 million shares to an individual plan participant. The Company has also deferred approximately 30% of Mr. Cataldo’s cash compensation, which the Company is accruing, until such time as we mutually agree the Company is in a financial position to compensate him in accordance with the terms of his agreement. In return for these concessions, the 7,066,666 options will be fully vested upon stockholder approval on the day of the annual meeting. All other terms and conditions of the original grant remain unchanged. This modification in terms will trigger a new measurement date upon stockholder approval and may result in compensation expense for any intrinsic value on that date.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. The forward-looking information set forth in this Quarterly Report on Form 10-Q/A is as of November 8, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to November 8, 2002 that make it necessary to update forward-looking information contained in this Form 10-Q/A, the update forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q/A or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 38 of this Form 10-Q/A.

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

International Sales    International sales of our urine-based screening test are not currently a material component of our revenue, but we see significant potential for international distribution of our urine-based testing algorithm. Our primary focus is currently on developing distribution relationships in China and Africa and qualifying our products through the World Health Organization (“WHO”). In October 2002, we completed a new agreement for the distribution of our products in the Peoples’ Republic of China that calls for minimum purchases of $3 million over the two-year term of the agreement, and which also provides for an automatic two-year extension contingent upon the distributor’s performance. We plan to qualify all of our urine-based testing products for WHO, which serves as both a quasi-regulatory body and a potential funding source for many countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of our products.

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

CIG is essentially a de facto entity comprised of a number of unaffiliated investors assembled by Mr. Anthony Cataldo, the Company’s executive chairman, to facilitate investments in the Company. Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG. As a condition precedent to the initial investment, it was requested that Mr. Cataldo be appointed Executive Chairman in connection with the restart of the Company’s operation. Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors. During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period. Mr. Paul Kessler, a director of Bristol Investment Fund, Ltd., which was an investor in a company with which Mr. Cataldo was previously affiliated, initially made the introduction of Mr. Cataldo to the Company as an existing security holder of the Company who was concerned about the Company winding down its business affairs and its investment (holdings) in the Company. Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the acronym CIG. The individual investors that comprise the de facto entity referred to as CIG are not affiliated and Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual investors that comprise CIG. To the best of the Company’s knowledge, the individual investors of CIG are not affiliated with each other. Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing. He continues to actively pursue raising the necessary capital to fund the Company’s on-going operations. There are no defined terms with respect to investments that can be attributed to CIG and as such all financing arrangements must be negotiated on an individual basis.

Mr. Cataldo was not a stockholder and had no previous contact with the Company prior to the announced wind down of the business in April 2002. The Company’s Board of Directors validated his references, determined that Mr. Cataldo had the skills required to perform as Chairman of the Company in its present condition, and offered him an agreement on May 10, 2002.

Mr. Cataldo has known certain investors or principals of certain investment funds that have been aggregated under the CIG acronym prior to their investment in the Company and Mr. Cataldo’s association with the Company as a result of his business experience and his role in managing other companies. Specifically, Mr. Cataldo has known Mr. Paul Kessler, as described previously, through affiliations in a previous company managed by Mr. Cataldo. Additionally, Mr. Cataldo has no beneficial ownership rights or affiliations with any of the individual investors that have been aggregated under CIG. Mr. Cataldo has used his business relationships to locate potential accredited investors.

Each financing that has been aggregated as a part of CIG has been the subject of a separate agreement between the Company and the investor.

Since CIG is used only as an acronym to track the Company’s financings since its restart of operations in May 2002, new investors who provide funds for the Company have been aggregated under this acronym along with investors who provided the initial restart financing in May 2002. The Company’s Board of Directors has approved the terms of each financing transaction since the Company’s restart and has taken into account the merits of the specific transaction, the Company’s immediate and long-term requirements for cash, and alternatives, if any, available at the given time.

Mr. Cataldo receives no consideration or payment from either the Company or investors as a result of any CIG investments. Mr. Cataldo’s compensation is recited in his employment agreement. The Company has determined to aggregate all investments received since its restart under the acronym CIG and to attribute them to the $5 million that was to be invested in the Company as set forth in the investment commitment letter by CIG. In excess of $5 million in investments have been attributed to CIG to date.

The Company has determined to aggregate all investments received from parties with whom it did not previously have financing agreements since its restart and through May 10, 2003 under the acronym CIG and to attribute them to the $5 million that was to be invested in the Company as set forth in the investment commitment letter by CIG. In excess of $5 million in investments have been attributed to CIG to date.

To date, to the best of the Company’s knowledge, all investors that have been aggregated under the acronym CIG are offshore residents. Additional new investors not a part of the original CIG investment in the Company may be referred to going forward under the acronym CIG.

There can be no assurance that the terms of the additional capital that the Company requires will be made available to the Company on a timely basis and there can be no assurance that such capital will be available on acceptable terms, if at all. Any failure to secure additional financing on a timely basis will place the Company in significant financial jeopardy.

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

Subsequently, in the fourth quarter of 2002, the Company renegotiated the terms of the agreement, canceling the option grants in excess of the 900,000 shares permitted by the Company’s 2000 Equity Incentive Plan to be issued annually to one plan participant and deferring a portion of his salary. The additional 7,066,666 previously granted options will be reissued out of the employee option plan, subject to stockholders approval of a future proposal to significantly increase the share authorization for that plan and to permit annual grants of up to 10 million shares to an individual plan participant. The Company has also deferred approximately 30% of Mr. Cataldo’s cash compensation, which the Company is accruing, until such time as we mutually agree the Company is in a financial position to compensate him in accordance with the terms of his agreement. In return for these concessions, the 7,066,666 options will be fully vested upon stockholder approval on the day of the annual meeting. All other terms and conditions of the original grant remain unchanged.

The following table summarizes our 2002 Recent Financings (the Convertible Debenture Agreement with Bristol, the CIG Financings and the Equity Line of Credit with Townsbury) through November 8, 2002: (Table in thousands, except share price and per share data.)

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000	Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Converted		Shares Issuable at September 30, 2002 (2)
Bristol: 12% Convertible Debenture ($850,000 total commitment)	Lesser of (1) 70% of the average of lowest 3 trading prices for 20 days preceding	$425		2/11/02	$0.25	4,462/ $	60
	conversion or	$100		5/10/02	$0.03

	(2)$0.115	$525	$468					13.4 million

Class A Warrant	Lesser of (1) 70% of the average of lowest 3 trading prices for 20 days preceding conversion or (2) $0.115	$0	$0	2/11/02	$0.25		0	1.7 million

Class B Warrant	Lesser of (1) 75% of the average of lowest 3 trading prices for 20 days preceding conversion or (2) $0.215	$0	$0	2/11/02	$0.25		0	12.0 million
CIG Financings: (3)
8% Convertible Notes
Alpha Capital Aktiengesellshaft		$500		5/24/02	$0.12
Stonestreet Limited Partnership		$500		5/24/02	$0.12
Filter International Ltd.		$150		5/24/02	$0.12
Camden International Ltd.		$250		5/24/02	$0.12	4,324/ $	70
Camden International Ltd.		$100		5/24/02	$0.12
Domino International Ltd.		$150		5/24/02	$0.12	4,324/ $	70
Thunderbird Global Corporation		$75		5/24/02	$0.12
BNC Bach International Ltd.		$200		5/24/02	$0.12
Excalibur Limited Partnership		$200		5/24/02	$0.12

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000	Transaction Date	Calypte Closing Price		Shares Issued (000)/$000 Converted			Shares Issuable at September 30, 2002 (2)
Standard Resources Ltd.		$100		5/24/02		$0.12

	Lesser of (1) $0.10 or	$2,225
SDS Capital International Ltd.	(2) 70% of	$300		7/10/02		$0.34
Camden International Ltd.	the average of the	$100		7/10/02		$0.34
Excalibur Limited Partnership	3 lowest	$250		7/24/02		$0.22

	trades for 30 days	$2,875
Stonestreet Limited Partnership	preceding	$250		8/21/02		$0.13

	conversion	$3,125	$2,594							50.8 million
8% Convertible Debentures
Su So	80% of the lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10	$100	$85	6/17/02		$0.14	$ $	1,100 (4 100	)/	0

Jason Arasheben	70% of the lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10	$100	$85	7/03/02		$0.27	$ $	475 (4 100	)/	0
10% Convertible Note
BNC Bach International Ltd. (Note: on 7/14/02 the maturity date was extended until 12/31/02)	Lesser of (1) $0.05 or (2) 60% of the average of 3 lowest closing bid prices for 22 days preceding conversion	$150	$150	5/14/02	$ $	0.14 0.36 on 7/14/02		$0		3.0 million

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000		Transaction Date	Calypte Closing Price	Shares Issued (000)/$000 Converted		Shares Issuable at September 30, 2002 (2)
12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2.0 million total commitment)	85% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not less than $0.05	$550, first tranche of $2 million commitment	$345	(5)	9/12/02	$0.10	$4,226 250	(4)/	54.5 million
PIPE at $0.05 per share
Careen Ltd.	$0.05 per	$200	$200		8/28/02	$0.16	4,000		0
Caledonia Corporate Group Limited	Share	$200	$200		8/28/02	$0.16	4,000		0
Townsbury:
Equity Line
January 2002 to March 29, 2002	88% of volume weighted average	$993	$938		Five draws		5,619
May 10, 2002 to November 8, 2002	price during draw down pricing period	$1,866	$1,695		Eight draws		16,921		1.0 million
Townsbury Warrant – repriced from $0.27 per share on 5/10/02	$0.015 per share	$63	$63		5/10/02	$0.03	$4,193		0

(1) The Bristol debentures and warrants and all of the CIG financings were issued under exemptions provided by Regulation S. The Company could issue no shares under the equity line with Townsbury until it had completed an effective registration for the underlying shares. The warrants issued to Townsbury were issued under an exemption provided by Regulation S.
(2) Based on total commitment and market prices as of September 30, 2002, where applicable. The market price of Calypte stock on September 30, 2002 was $0.088 per share and the low market price as defined in the agreements was approximately $0.059 based on low market prices for the previous 20 to 30 days prior to September 30, 2002.
(3) At this time we are currently in the registration process for $525,000 of the Bristol Debentures and have not begun the process for any CIG financing. Many of these financings have requirements for registration and impose liquidated damages for delays beyond 30 days from the transaction date allowed for registration. The convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month’s delay. The PIPE financing at $0.05 per share will require liquidated damages at the rate of 250,000 shares of Calypte common stock for each 10 days of delay beginning November 27, 2002. The Company has incurred approximately $72,000 in liquidated damages resulting from the delay in registration of the Bristol Debentures and approximately $292,000 in liquidated damages attributable to the delay in the registration of the remaining financings. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company’s common stock. As of November 8, 2002, all of the registration penalty provisions have been triggered, except those in the PIPE financing agreement, which will be triggered on November 27, 2002 if no registration is filed by that date, however, the Company has neither paid cash nor issued stock in settlement of liquidated damages. Based on current prices, the payment of liquidated damages in stock as of September 30, 2002 would require the Company to issue approximately 6.2 million shares of its common stock. Liquidated damages attributable to registration delays on the convertible notes and debentures continue to accrue at a rate of approximately $78,000 per month (or approximately 1.3 million shares at current prices) plus 750,000 shares attributable to the PIPE transaction. Refer to “Risks Related to Our Recent Financings” in this document for additional discussion.
(4) Includes fee shares
(5) Reflects a 10% cash commitment fee on the entire $2 million commitment paid to the Mercator Group less additional fees and expenses. An additional $250,000 is available upon the filing of a registration statement and additional tranches of up to $500,000 are available every 30 days following the effectiveness of the registration up to the $2 million maximum commitment amount.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Factors That May Affect Future Results, Events or Performance

Calypte has identified a number of risk factors and uncertainties that it faces. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-Q/A (No. 2) or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Our Prior Announcement that We Would be Winding Down Our Business Operations May Have A Detrimental Effect on Our Business.

During the first quarter of fiscal year 2002, our financial condition and availability of operating funds deteriorated significantly to the point that in early April 2002, it was determined that we would need to curtail our business operations and possibly consider filing for bankruptcy protection. We announced that our financial condition had reached a critical point in mid April 2002 at which time we publicly announced and began the process of furloughing employees as a part of the winding down of our business operations. We had announced that the complete cessation of our business operations was a likely possibility at that time. Subsequently, in May of 2002, before we finalized the winding down process, we received a commitment for sufficient additional financing to allow us to resume our full operations. The winding down of operations and our subsequent recommencement of our business did not have a materially adverse effect on the majority of our relationships with suppliers and customers, however, we did encounter certain non-recurring costs associated with the re-start of operations in our second quarter and expect that these costs will continue through the remainder of 2002. Additionally, we experienced certain instances of delays in obtaining materials required for our manufacturing processes as a result of the need to develop payment arrangements with vendors concerned about our financial stability. Most of our supply arrangements with our materials vendors are currently on a cash-only basis, and some require the repayment of past due amounts in addition to payment for current orders.

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

From inception through September 30, 2002, we have issued approximately 103 million shares and raised $89 million. At our Annual Meeting of Stockholders on September 20, 2001, our stockholders approved an increase in the number of authorized shares of the Company’s common stock from 50 million to 200 million shares and we are currently requesting an increase in our authorized shares to 550 million at our Annual Meeting of Stockholders scheduled for February 6, 2003. The continuing need to raise funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to accredited investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or “PIPE” transactions, equity lines of credit, and other transactions summarized in the table included in the “Liquidity and Capital Resources” section of MD&A in this document.

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

Upon conversion or exercise of these warrants, debentures and notes, and based upon the current trading price of our common stock, it is likely that we will have insufficient shares available for issuance from our current authorized shares of common stock. Essentially all of our 200 million authorized shares are either issued or reserved and, of these reserves, approximately 18 million are set aside for the CIG investments at September 30, 2002. In the event we fail to obtain shareholder approval to an amendment to our Amended Restated Certificate of Incorporation authorizing an increase in the number of authorized shares of common stock, we may be compelled to change our business plans due to an inability to raise additional working capital through the issuance of available shares of common stock or we may fail to have a sufficient number of shares for issuance upon exercise or conversion of issued and outstanding convertible securities.

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

Therefore, if our trading volume and stock price decline, Bristol may not completely convert the debentures and the warrants, and, at current prices, we may not receive the approximately $1.2 million in expected proceeds at September 30, 2002 from the issuance and conversions. If we are unable to draw down the full $10 million under the equity line and/or realize the expected proceeds from the debentures and warrants on a timely basis, we may have to curtail the scope of our operations as contemplated by our business plan.

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

We May Be in Default In Payment of Principal and Interest Under the Terms of Our Previously Issued 8% Convertible Notes.

At the current time we are in the registration process for $525,000 of the Bristol Debentures and have not filed a registration statement for any CIG financing. As described more completely in footnote 3 to the recent financings table in Liquidity and Capital Resources, many of these financings have requirements for registration and impose liquidated damages for delays beyond 30 days from the transaction date allowed for filing a registration statement or 90 days for the registration to be declared effective. The convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month’s delay. The PIPE financing at $0.05 per share will require liquidated damages at the rate of 250,000 shares of Calypte common stock for each 10 days of delay beginning November 27, 2002. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company’s common stock, although the PIPE financing agreement specifies damages to be paid in stock. As of September 30, 2002, all of the registration penalty provisions have been triggered, except those in the PIPE financing agreement, which will be triggered on November 27, 2002 if no registration is filed by that date, however, the Company has neither paid cash nor issued stock in settlement of liquidated damages. Liquidated damages attributable to registration delays on the convertible notes and debentures continue to accrue at a rate of approximately $78,000 per month (or approximately 1.3 million shares at current prices) plus 750,000 shares attributable to the PIPE transaction.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Further, the investors that have come to us through CIG, with agreements in place, have the ability to purchase up to 30 million shares of new common stock or to convert their Notes and Debentures, and their related warrant shares, into an additional 108.3 million shares based upon the market price of our common stock as of September 30, 2002. The common stock and the common stock underlying the notes and debentures issued to CIG investors are unregistered and all of the agreements include ownership limitations by the investors that would prohibit a change of control. None of the Recent Financings permit ownership by the respective investors of more than 9.9% of the Company’s outstanding stock without the Company’s agreement. These common shares as well as the notes and debentures are convertible at discounts to the market price of our common stock.

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

Townsbury, Bristol, and the unaffiliated investors who comprise CIG are off-shore investors and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible to effect service of process on the investors within the United States. It may also be difficult or impossible to enforce judgments entered against the investors in courts in the United States based on civil liability provisions of the securities laws of the United States. In addition, judgments obtained in the United States, especially those awarding punitive damages, may not be enforceable in foreign countries.

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

In accordance with the terms of previously negotiated warrants, we had the ability to reduce the exercise price of certain outstanding warrants, which may induce the warrant holder to exercise the warrants. We re-priced from $0.27 to $0.015 a 4.2 million share warrant issued pursuant to our equity line to Townsbury. The investor has exercised the warrant for the entire 4.2 million shares of our common stock and we received $63,000 in net proceeds. We had issued the warrant as an additional incentive for Townsbury to enter into the equity line, but not with the expectation of near-term receipt of proceeds from its exercise. In view of our precarious financial condition and our need for immediate cash with which to resume our operations, the reduction in exercise price served as a stimulus for the exercise and issuance of underlying shares of our common stock, which may have a dilutive effect on existing shareholders and place downward pressure on the trading price of our common stock otherwise known as a market overhang. We do not intend to issue securities that allow for reduction in the negotiated exercise price in the future unless the Company has no alternative with respect to raising financing for its continued operations

Under the Terms of Our Recent Financings We Have or May Have to Grant Partial or Complete Liens On Substantially All of Our Assets

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

We Have Experienced a Decrease in the Sale of Our Cambridge Biotech Serum Western Blot Test.

Our Cambridge Biotech HIV -1 Serum Western Blot kit is the first of four supplemental blot tests for blood HIV-1 antibodies licensed by the FDA. The Western Blot test has been in commercial distribution for more

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

than nine years. We sell the serum based Western Blot test for HIV-1 as a supplemental test to HIV-1 screening test products made by other manufacturers. In our most recent fiscal year, serum Western Blot sales accounted for 42% of our revenues and sales of our Western Blot test to bioMerieux Inc., our largest distributor that year, accounted for a total 25% of our sales revenues. Subsequent to our re-start of operations in May 2002, we have not sold any of our Western Blot test to bioMerieux, although we have signed several new customers, including Adaltis, Inc. which is a new distributor, and other smaller customers who previously purchased from bioMerieux and who now purchase directly from us. As there is limited competition in the supplemental testing market and the cost and time attributed to the only known production process makes it unlikely that additional companies will seek to qualify and engage in the production of these supplemental tests, we expect to regain our market share. Until this occurs, the loss in sales to bioMerieux will have a detrimental impact on our cash flow and may (1) delay or disrupt our plans to expand the Company’s business and (2) require us to raise additional equity capital, thereby further increasing dilution, which could place further downward pressure on the price of our common stock.

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

In the fourth quarter of 2002, the Company renegotiated the terms of the option grant contained in Mr. Cataldo’s Employment Agreement, canceling the option grants in excess of the 900,000 shares permitted by the Company’s 2000 Equity Incentive Plan to be issued annually to one plan participant and deferring a portion of his salary. An additional 7,066,666 of the previously granted options will be reissued out of the Company’s 2000 Equity Inventive Plan, subject to stockholders approval of a future proposal to significantly increase the share authorization for that Plan and to permit annual grants of up to 10 million shares to an individual plan participant. The Company has also deferred approximately 30% of Mr. Cataldo’s cash compensation, which the Company is accruing, until such time as we mutually agree the Company is in a financial position to compensate him in accordance with the terms of his agreement. In return for these concessions, the 7,066,666 options will be fully vested upon stockholder approval on the day of the annual meeting. All other terms and conditions of the original grant remain unchanged.

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

Exhibit 10.119 Employment Agreement between the Registrant and Nancy E. Katz dated October 31, 2002*

Exhibit 10.121 Distribution Agreement between the Registrant and Zhong Yang Pute Co. dated as of October 10, 2002

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

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: January 21, 2002	By:	/s/ Richard. D. Brounstein

Richard D. Brounstein
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Cataldo, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Calypte Biomedical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003

/s/ Anthony J. Cataldo
Anthony J. Cataldo
Executive Chairman

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002

I, Nancy E. Katz, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Calypte Biomedical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003

/s/ Nancy E. Katz
Nancy E. Katz
Chief Executive Officer

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002

I, Richard D. Brounstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Calypte Biomedical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003

/s/ Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer