Form 10-K/A
period 2001-12-31
CALYPTE BIOMEDICAL CORP
filed 2003-02-04
CIK 899426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A(No.3)

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

CALYPTE BIOMEDICAL CORPORATION

FORM 10-K/A (No.3)

Except for the historical information contained in this annual report on Form 10-K/A (No.3), the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, uncertain market acceptance of our proprietary method of determining the presence of HIV antibodies, our limited experience selling and marketing our HIV-1 urine-based tests, limited operating history, and our ability to obtain additional financing, as well as the other risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A (No.3). The Company assumes no obligation to update any forward-looking statements contained herein.

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

Risk Factors

Calypte has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-K/A (No.3) or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

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
Nancy E. Katz
President and Chief Executive Officer

Date: February 4, 2003

POWER OF ATTORNEY

Each Director of the Registrant whose signature appears below, hereby appoints Nancy E. Katz as his or her attorney-in-fact to sign in his or her name and on his or her behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K/A (No.3) to the same extent and with the same effect as if done personally.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ ANTHONY J. CATALDO Anthony J. Cataldo	Executive Chairman of the Board of Directors	February 4, 2003

/s/ NANCY E. KATZ Nancy E. Katz	President, Chief Executive Officer and Director	February 4, 2003

/s/ RICHARD D. BROUNSTEIN Richard D. Brounstein	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 4, 2003

/s/ JOHN J. DIPIETRO John J. DiPietro	Director	February 4, 2003

/s/ PAUL FREIMAN Paul Freiman	Director	February 4, 2003

/s/ JULIUS R. KREVANS, M.D Julius R. Krevans, M.D.	Director	February 4, 2003

/s/ MARK NOVITCH, M.D. Mark Novitch, M.D.	Director	February 4, 2003

/s/ ZAFAR I. RANDAWA, PH.D. Zafar I. Randawa, Ph.D.	Director	February 4, 2003

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Cataldo, certify that:

1.  I have reviewed this annual report on Form 10-K/A (No. 3) of Calypte Biomedical Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: February 4, 2003

/s/ ANTHONY J. CATALDO
Anthony J. Cataldo Executive Chairman

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Nancy E. Katz, certify that:

1.  I have reviewed this annual report on Form 10-K/A (No.3) of Calypte Biomedical Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: February 4, 2003

/s/ NANCY E. KATZ
Nancy E. Katz Chief Executive Officer

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Richard D. Brounstein, certify that:

1.  I have reviewed this annual report on Form 10-K/A (No.3) of Calypte Biomedical Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: February 4, 2003

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