Form 10-Q/A
period 2002-03-31
CALYPTE BIOMEDICAL CORP
filed 2003-02-04
CIK 899426

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

FORM 10-Q/A (No. 2)

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. The forward-looking information set forth in this Quarterly Report on Form 10-Q/A (No. 2) is as of May 17, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to May 17, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q/A (No. 2), the update forward-looking information will be file with the SEC in a subsequent Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 19 of this Form 10-Q/A (No. 2).

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

None

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

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: February 4, 2003	By:	/s/ RICHARD D. BROUNSTEIN
Richard D. Brounstein Chief Financial Officer (Principal Accounting Officer)

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Cataldo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A (No. 2) of Calypte Biomedical Corporation;

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

Date:  February 4, 2003

/s/ ANTHONY J. CATALDO
Anthony J. Cataldo Executive Chairman

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Nancy E. Katz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A (No. 2) of Calypte Biomedical Corporation;

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

Date:  February 4, 2003

/s/ NANCY E. KATZ
Nancy E. Katz Chief Executive Officer

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Richard D. Brounstein, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A (No. 2) of Calypte Biomedical Corporation;

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