Form 10-Q/A
period 2002-06-30
CALYPTE BIOMEDICAL CORP
filed 2003-02-04
CIK 899426

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A(No. 2)

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. The forward-looking information set forth in this Quarterly Report on Form 10-Q/A (No. 2) is as of August 5, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to August 5, 2002 that make it necessary to update forward-looking information contained in this Form 10-Q/A (No. 2), the update forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 24 of this Form 10-Q/A (No. 2).

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