Form 10-Q/A
period 2002-09-30
CALYPTE BIOMEDICAL CORP
filed 2003-02-04
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A (No. 3)

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

FORM 10-Q/A (No. 3)

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. The forward-looking information set forth in this Quarterly Report on Form 10-Q/A (No. 3) is as of November 8, 2002, and Calypte undertakes no duty to update this information. Should events occur subsequent to November 8, 2002 that make it necessary to update forward-looking information contained in this Form 10-Q/A (No. 3), the update forward-looking information will be filed with the SEC in a subsequent Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 38 of this Form 10-Q/A (No. 3).

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Factors That May Affect Future Results, Events or Performance

Calypte has identified a number of risk factors and uncertainties that it faces. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-Q/A (No. 3) or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

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

Additionally, vendors and service providers with whom we have not currently arranged payment plans may choose to bring suit against the Company to recover amounts they deem owing. While we may dispute these claims, should the creditor prevail and if additional financing is not available when required or is not available on acceptable terms, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. More specifically, in October 2002, we completed a new agreement for the distribution of our products in the People’s Republic of China that calls for minimum purchases of $3 million over the two-year term of the agreement, and which also provides for a two-year extension contingent upon the distributor’s performance. The agreement can be terminated by either party upon ninety days notice. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers in the first three quarters of 2002 accounted for only 1% of our revenue. A majority of the companies we compete with in the sale of HIV screening test actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the US market. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

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

Richard D. Brounstein
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Cataldo, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (No. 3) of Calypte Biomedical Corporation;

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

/s/ Anthony J. Cataldo
Anthony J. Cataldo
Executive Chairman

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Nancy E. Katz, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (No. 3) of Calypte Biomedical Corporation;

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

/s/ Nancy E. Katz
Nancy E. Katz
Chief Executive Officer

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Richard D. Brounstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (No. 3) of Calypte Biomedical Corporation;

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