Form 10-K
period 2002-12-31
CALYPTE BIOMEDICAL CORP
filed 2003-03-26
CIK 899426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 24, 2003, 195,437,194 shares of the registrant’s common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $9,102,970 computed at the closing price of the common stock on that date on the Over the Counter Bulletin Board.

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

PART I

Item 1.    Business

The Company

Calypte Biomedical Corporation (“Calypte” or the “Company”) develops, manufactures and markets urine–based screening and supplemental tests for the detection of antibodies to the Human Immunodeficiency Virus, Type-1 (“HI-1”), the putative cause of Acquired Immunodeficiency Syndrome (“AIDS”). It is the only company that has obtained Food and Drug Administration (“FDA”) approval for the marketing and sale of urine-based tests for the detection of antibodies to the HIV-1. The Company has integrated several proprietary technologies to develop novel urine HIV antibody-tests, the Calypte urine-based HIV-1 screening test and the Cambridge Biotech HIV-1 Urine supplemental test. In clinical trials using the screening and supplemental tests together, the urine HIV antibody testing algorithm detected the presence of HIV antibodies in urine with 99.7% sensitivity in subjects previously identified as HIV-1 infected through blood-based (serum/plasma) screening tests. In subjects at low risk for HIV, the specificity of the Calypte urine-based HIV-1 screening test when used along with the companion urine-based Western Blot supplemental test was 100%. Specificity is the ability of an assay or method to identify all non-HIV infected individuals correctly. Sensitivity is the ability of the assay or method to detect truly HIV-infected individuals. Specificity and sensitivity in other populations, including those at high risk and those with other medical conditions, has been shown to be reduced in other clinical trials when compared to testing with blood specimens. Calypte believes that its proprietary urine-based HIV-1 screening test offers significant advantages compared with existing blood-based tests, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. In contrast to blood, urine collection is non-invasive and painless, and urine is the most commonly collected body fluid. Consequently, the Company expects that most businesses and organizations that conduct HIV-1 testing will find the cost of collecting, handling, testing and disposing of urine specimens to be significantly less than that of blood specimens. In addition, independent studies report that the likelihood of finding infectious HIV virus in urine is extremely low, greatly reducing the risk and cost of accidental exposure to health care workers, laboratory personnel, and patients being tested.

The Company was incorporated in California in 1989 and subsequently reincorporated in Delaware in 1996 at the time of its initial public offering. In August 1996, the Company received a product license and an establishment license from the Food & Drug Administration (“FDA”) to manufacture and sell, in interstate and foreign commerce, the Company’s urine-based HIV-1 screening test for use in professional laboratory settings. In May 1998, Cambridge Biotech Corporation (“Cambridge Biotech”), the manufacturer of the companion urine-based HIV-1 Western Blot supplemental test, also received the product and establishment licenses from the FDA for its urine-based Western Blot test. Calypte uses the Cambridge Biotech Western Blot urine-based test as a supplemental test on samples that have been repeatedly reactive in the Calypte urine-based HIV-1 antibody screening test. As a result of the regulatory approvals, the Calypte screening test, when used with the Western Blot urine-based supplemental test for HIV-1, became, and remains, the only complete FDA-approved urine-based HIV testing method. The Company’s urine-based HIV-1 screening test is marketed and used in conjunction with the Cambridge Biotech urine Western Blot supplemental test. As the urine Western Blot test did not receive approval from the FDA until 1998, the Company did not actively begin to market and sell its urine-based HIV-1 screening test until that time.

In December 1998, Calypte acquired from Cambridge Biotech certain assets relating to Cambridge Biotech’s Western Blot product line for certain infectious diseases. The acquisition included Cambridge Biotech’s urine-based and serum-based HIV-1 Western Blot products, as well as a supplemental test for Human T-Lymphotropic Virus (HTLV) that the Company discontinued in 2001. Since the acquisition, the Company has made significant investments in the Rockville facility to enhance manufacturing capability and establish quality system compliance as a core competency.

In November 1999, Calypte received FDA approval of a “Day Assay” format for its “Cambridge Biotech” HIV-1 serum Western Blot assay. The FDA approval permits use of the supplemental serum-based Western Blot test in either a “Day Assay” (five hour) or overnight format, and allows more rapid test results for customers and their patients who need the results of their HIV tests in a shorter time period.

As explained more completely under “Governmental Regulation” appearing herein, in January 2001, the HIV-1 screening test was transferred from the biologics license to an approved PMA (pre-market approval) application concurrent with the approval of the Company’s Alameda, California manufacturing facility. In June 2001, the urine HIV supplemental Western Blot product, manufactured in the Company’s Rockville, Maryland facility, was transferred from the biologics license to an approved PMA application. The effect of this change is to reduce the regulatory burden thereby allowing for improved efficiencies and cost reductions.

Subject to obtaining adequate financing, the Company expects to develop additional or improved urine and blood-based tests for other infectious and viral diseases. The Company also plans to continue exploring the potential for an over-the-counter in-home urine collection kit.

Calypte markets its urine-based HIV-1 screening test and its Cambridge Biotech confirmatory tests through direct sales personnel and distributors depending upon the market segment and the location of the market. There can be no assurance that the Company’s planned products will receive or maintain FDA clearance or approval and become commercially available or that the Company’s FDA-approved products will maintain FDA clearance or approval and remain commercially available.

To successfully implement our business plan, we must overcome certain impediments which have recently delayed our progress. Specifically, in April of 2002, we announced the winding down of our business operations because we lacked sufficient capital to continue to successfully implement our business model. Subsequently, in May of 2002, we announced an arrangement for new funding, which allowed for us to resume and recommence regular business operations. Our independent auditors continue to issue an opinion indicating that our recurring losses from operations, our working capital deficit and our accumulated deficit raise substantial doubt about our ability to continue our business operations as a going concern, and we continue to reassess our business plan and capital requirements as a result of the wind-down and subsequent restart of our operations. We do not believe that our currently available financing will be adequate to sustain operations at current levels and achieve our current business expansion milestones through 2003 unless new financing is arranged. Although, for the period May 10, 2002 through February 28, 2003 we have completed new financings in which we have received an aggregate of approximately $8.2 million, exceeding the initial $5 million new funding commitment more fully discussed in the “Sales of Common Stock” and “Liquidity and Capital Resources” sections of this document, we do not know if we will succeed in raising enough additional funds through further offerings of debt or equity. We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe we will need to arrange additional financing of at least $10 million to sustain our operations for the next twelve months. There can be no assurance that subsequent additional financings will be made available to us on a timely basis or that the additional capital that we require will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require us to obtain waivers of certain covenants that are contained in existing agreements.

We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger, or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Background

HIV is the putative cause of AIDS, which is a leading cause of death for persons ages 25 to 44 in the U.S. Those infected with HIV generally do not show symptoms of AIDS until several years after HIV infection, if at all. Because most persons infected with HIV are asymptomatic for AIDS and are unaware of their HIV status, such persons do not avail themselves of medical treatment and may unknowingly expose others to the risk of infection. Prior exposure to HIV can be detected in laboratory and point-of-care tests even though the individual infected with HIV is asymptomatic.

According to the December 2002 AIDS Epidemic Update published jointly by the Joint United Nations Programme on HIV/AIDS and the World Health Organization, at the end of 2002 an estimated 42 million people globally were living with HIV; over 27.9 million people had already died from the disease, and an estimated 5 million people were newly infected with HIV during 2002. The Update reported that about 3 million people died of AIDS during 2002. HIV is spread by a transfer of bodily fluids, primarily through sexual contact, blood transfusions, sharing intravenous needles, accidental needle sticks or transmission from infected mothers to newborns.

The discovery in 1984 of circulating HIV antibodies in the blood led to the development and widespread use of HIV blood screening tests. Testing by blood banks of blood used in transfusions soon followed in an effort to maintain and protect the integrity of the blood supply. Most HIV antibody screening tests are enzyme immunoassays (“EIAs”). These tests operate on the principle that antibodies will react with a known antigen. This reaction is detected by using enzymes as indicators. Outside of blood bank screening, the largest domestic demand for HIV testing comes from physicians, the life insurance industry, the military, the criminal justice system, community based organizations and the Immigration and Naturalization Service.

To minimize the risk of incorrectly reporting that an individual is infected with HIV (a false positive result), the US FDA and most other countries require a strict testing protocol. The protocol is to first test a sample for the presence of HIV antibodies. Any sample found to be reactive in the initial screen is then retested in duplicate. If either of the retests are reactive, the same sample is tested again using a more precise and expensive supplemental test. The presence of HIV antibodies, based on the results of the supplemental test, is considered a positive diagnosis of HIV infection. The US FDA requires the same protocol for serum, oral or urine based tests. The full testing protocol for the recently approved finger stick blood rapid test has not yet been determined as the FDA has not specified the requirements for supplemental or confirmatory testing for rapid HIV tests.

The human immune system typically requires a number of weeks or months to begin producing antibodies following exposure to HIV. There is no consensus in the scientific community as to whether antibodies can first be detected in blood, urine or oral fluid.

HIV blood testing can be expensive and poses risk of infection to health care personnel. The typical lab-based HIV screening test requires a trained health care worker or phlebotomist to draw and centrifuge a blood sample, which is then tested for the presence of HIV antibodies. Blood is typically drawn at physician offices, clinics, hospitals or blood draw stations, where trained personnel are available, and then sent to a laboratory for HIV testing. Blood samples and related blood-sampling equipment require careful handling if healthcare personnel are to avoid accidental exposure to blood-borne pathogens, including HIV. In addition, the use of blood-based tests has become increasingly costly because of the costs of disposing of potentially infected specimens, syringes, needles and transfer tubes. The overall cost of blood-based testing has precluded large public health screening programs, particularly in less developed countries, many of which have significantly higher rates of HIV infection than that of the U.S. Even in the United States, certain populations are not routinely screened due to the high cost of blood-based testing.

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

In November 2002, the FDA approved a competitor’s rapid blood screening test for use in laboratories. The product was granted a CLIA (Clinical Laboratory Improvements Amendments) waiver in February 2003 for use in point-of-care-settings. This method uses whole blood obtained by a finger stick and is designed to detect antibodies to HIV-1 within 20 minutes.

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

Ease of Use/Non-Invasive Collection.    Urine is the most commonly collected bodily fluid for laboratory testing as it is already being collected for testing purposes other than the detection of the HIV-1 antibody. Collection of the urine can take place any time of day, and the test does not require a 24-hour voided specimen or a midstream, clean-catch sample. Because it requires no special preservatives or containers, it is also easier to collect, handle, and discard than blood. Furthermore, the Company’s test is in standard EIA format and is designed to be used with standard laboratory equipment. Blood sampling is invasive and, for many patients, stressful and painful. The ability to screen non-invasively for HIV in all types of patients, including injection drug users and newborns, will enhance patient comfort and may significantly increase the voluntary testing rates in patients who might otherwise decline testing. A recent study conducted by The Johns Hopkins University entitled “Screening for HIV Infection in High-Risk Communities by Urine Antibody Testing,” published in the December 2002 volume of Journal of Acquired Immune Deficiency Syndromes utilized Calypte’s HIV-1 EIA and Western Blot Urine tests. The study concluded that “Urine-based screening for HIV infection in high-prevalence inner city communities can be an effective tool for identifying and treating infected persons who are unaware of their infection.” Moreover, unlike urine collection, obtaining an oral fluid specimen is highly technique-dependent, requiring specific placement of a collection device in the mouth, rubbing the collection device along the gum line, and holding it in place for no less than two and no more than five minutes. Unlike oral fluid, the collection of urine does not require specially trained personnel, nor is its collection restricted to patients of certain ages.

Lower Overall Cost.    The Company’s urine-based screening test may lower significantly the overall cost of testing for HIV infection because the cost of collecting, transporting, testing and disposing of urine specimens can be significantly less than that of blood specimens, and less than the cost of an oral fluid screening test. Additional cost savings may accrue as a function of reduced needle-stick incidents and their associated counseling, testing and lost productivity. With respect to oral fluid screening tests, the Company believes that each oral fluid collection device costs between $3.00 to $5.00, while a urine collection cup costs between $0.05 and $0.50. Moreover, since urine is often already being collected for other testing purposes, the incremental cost of collecting urine samples is likely to be lower than collecting oral fluids. Nonetheless, the total cost of deploying urine, blood or oral-based HIV screening tests or a combination thereof will vary according to the testing purpose and protocol and whether other diagnostic tests are performed simultaneously. The ancillary costs (such as collection method, accidental exposure to HIV and sample disposal) associated with blood testing are more expensive than urine testing.

Domestically, the Company’s current products qualify for insurance reimbursement coverage. The Company sells its current urine-based products primarily to reference laboratories who in turn receive compensation from the insurance companies who order the tests. Consequently, the reimbursement payments are not made directly to Calypte. Even with reimbursement approvals, there can be no assurance that the Company’s urine-based screening and supplemental tests will gain any significant degree of market acceptance among physicians, patients, or healthcare payers. As the Company seeks to develop other products and obtain FDA approval for them in the future, insurance reimbursements will be necessary to facilitate their market acceptance.

Safety.    Independent studies have concluded that the likelihood of finding infectious HIV virus in urine is extremely low. There have been no reported cases of transmission of HIV virus through contact with urine of HIV-infected patients. Accordingly, the risk of HIV infection to health care and laboratory workers accidentally exposed to urine samples appears to be negligible. Since no needles are used in the Calypte urine sampling process, the test eliminates this route of accidental infection. In developing countries, where the supply of sterile needles and syringes cannot be guaranteed, the safety benefits of using urine sampling extend to patients as well as to health care workers.

Reliability.    The Company has performed clinical studies demonstrating the effectiveness of using urine as a reliable and clinically valid sample for HIV testing. In Company-funded clinical trials and post marketing studies conducted by or on behalf of the Company, for the HIV-1 urine EIA and the urine Western Blot supplemental test, almost 13,000 paired blood and urine specimens were tested. Two measures of the reliability of our urine-based HIV test were employed—specificity and sensitivity. Specificity is the ability of an assay or method to identify all non-HIV infected individuals correctly. Sensitivity is the ability of the assay or method to detect truly HIV-infected individuals. In recent studies where specificity was assessed by testing specimens from a combined subset of low risk subjects, the resulting specificity was 100% for the screening test in conjunction with the supplemental test. Specificity and sensitivity in other populations, including those at high risk and those with other medical conditions, is reduced compared to testing with blood specimens. Sensitivity (correlation to blood tests) of the urine testing algorithm was estimated by testing samples from a subset of individuals known to be infected with HIV-1, including those with a clinical diagnosis of AIDS. The sensitivity in that subset was measured at 99.7%.

Calypte’s HIV-1 antibody test is a much-needed alternative for people who fail to get tested for HIV because they are afraid of needles.    It is critical for all people at potential risk for HIV infection to learn their status because early detection and treatment have been shown to prevent debilitating opportunistic infections and to extend life. Studies have shown that between 21% and 50% of people would prefer a urine test rather than a blood test, and up to 80% of these individuals cited fear of needles as the reason for preferring a urine test. According to the Center for Disease Control (CDC), between 850,000 to 950,000 Americans are living with HIV. An estimated one in four does not know they are infected.

In spite of the benefits of the Company’s urine-based screening and supplemental tests, such tests represent an alternative method of determining the presence of HIV antibodies. Blood-based and oral fluid based tests, which compete with the Company’s urine-based screening and supplemental tests, have the advantage of already being commercially marketed and have gained acceptance from the medical community. Furthermore, both blood-based and oral fluid based tests have been shown to be reliable media for detection of HIV. Some blood-

based kits have been proven effective in testing for both HIV-1 and HIV-2 strains of HIV. The Company’s urine-based screening test is currently limited to testing for the HIV-1 strain of HIV. Although HIV-1 is the predominant strain of the virus, there are certain regions of the world, such as western Africa where the HIV-2 strain also exists. There can be no assurance that the Company’s urine-based screening test will gain any significant degree of market acceptance among physicians, patients or health care payers, or that the current HIV-1 screening limitation will not have an adverse impact on the Company’s ability to market its screening test. To date, although the Company’s urine-based screening test is limited to HIV-1, it believes that it has not had a materially adverse effect on operations and revenues. However, there can be no assurance that the HIV-1 screening limitation will not adversely affect the Company in the future if another strain of HIV that is not detectable by the Company’s urine-based screening test develops or the HIV-2 strain becomes more prevalent. Additionally, while the Company has a rapid urine test under development, a current FDA approved blood rapid test exists. There can be no assurance that the Company’s lack of a urine-based rapid screening test will not adversely affect operations and revenues.

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

The Cambridge Biotech HIV-1 Western Blot is an in vitro qualitative assay for the detection and identification of antibodies to HIV-1. This more specific assay is used as a supplemental test with urine specimens that tested repeatedly reactive using an EIA screening procedure.

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

Additionally, the Cambridge Biotech urine-based Western Blot kit is differentiated for urine-based testing by virtue of the urine Western Blot controls and a different blot interpretation positive criterion. For urine, blots showing the presence of a single band, gp160, equal to or greater intensity than the low positive urine Western Blot control are interpreted as a positive HIV-1 result. Urine blots have a lower indeterminate rate than blood, allowing more definitive negative or positive results.

The Cambridge Biotech Serum-Based HIV-1 Supplemental Test

As the first supplemental blot test for blood HIV-1 antibodies to be FDA-licensed, the serum-based Cambridge Biotech HIV-1 Western Blot kit has been in commercial distribution for more than 15 years. Today, there are only two such products on the market. Since the FDA’s November 1999 approval of a “Day Assay”

format, the supplemental test is available in both a five-hour and an overnight format. Calypte sells the Cambridge Biotech serum-based Western Blot test for HIV-1 as a supplemental test to HIV-1 screening tests produced by other manufacturers.

The Sentinel Testing Service

In May 2000, the Company launched a new national urine-based testing service for HIV-1 antibody, chlamydia, and gonorrhea. The service, called Sentinel™ (“Sentinel”) offers a painless, non-invasive, urine-based testing solution designed to screen for HIV-1 antibody, and chlamydia and gonorrhea sexually transmitted diseases (“STDs”). The Sentinel service provides a full-service “turnkey” solution that includes sample collection kits, sample transport, analysis and health department reporting. Sentinel is priced below the Medicaid reimbursement level in most states and is targeted primarily to community-based and AIDS service organizations and health care providers. The Company manufactures the HIV-1 antibody tests used in the Sentinel service. Chlamydia and gonorrhea tests are supplied by other manufacturers. The Company has lacked the required resources to actively market this service and sales have remained insignificant.

HIV Viral Lysate Stock

HIV viral lysate is a component that Calypte uses in the manufacture of its Cambridge Biotech Western Blot supplemental test products. Although Calypte has not actively marketed HIV viral lysate as a distinct product line and does not consider its sale to be a major component of our anticipated future revenue, it does sporadically sell its HIV viral lysate stock. During 2001, viral lysate sales accounted for approximately 20% of Calypte’s revenues, but only 6% in 2002. The largest customer for viral lysate in both 2002 and 2001, and Calypte’s second largest customer overall in 2001, was the Murex Division of Abbott Laboratories Inc. We believe that the large sales of HIV viral lysate in 2001 may have resulted from Murex’s decision to stockpile larger than normal quantities of viral lysate in light of our tenuous financial condition in an effort to avoid a potential interruption of supply. Subsequent to the restart of our operations in May 2002, we have not sold any viral lysate. We have no expectation of near-term demand for this product from Murex or others. However, as we view our HIV viral lysate as a component material, its sale is considered to be only a supplemental revenue source.

Urinary Bile Acid Sulfate (“UBAS”)

UBAS is an assay intended for the quantitative colorimetric determination of sulfated bile acids in urine. Calypte has secured the distribution rights from Marukin Diagnostics, a wholly owned subsidiary of Marukin-Chuyu Co. Ltd of Osaka, Japan for this FDA cleared urine test for liver function. This agreement gives the Company exclusive rights to market the assay to the insurance industry in the United States and Canada for three years effective June 6, 2002, with an option to extend upon the mutual consent of both parties. The Company has not yet completed any sales of this product.

Products Under Development

The Company’s research and development efforts are directed toward process improvements and the development of select high-priority new diagnostic products. Priority is determined on the basis of feasibility, probable cost to develop, regulatory complexity, market size and competition. Our product development strategy is to partner with other companies to optimize existing tests/ test formats for use with urine samples.

Rapid Test.    The Company has investigated the feasibility of a rapid test in response to the reports by CDC on the value of immediate HIV antibody test results and development is in an early stage. The high number of individuals who do not return for test results and counseling constitutes a threat to the public health. In addition, in emergency rooms, delivery rooms and other settings, there is an urgent need to know the HIV status of the patient. Since azidothymidine (“AZT”) treatment of pregnant mothers, even at delivery and for the newborn, has been shown to result in a substantial decrease in HIV transmission, there appears to be a new market for the reliable rapid test format. In spite of its cash constraints, the Company has continued to pursue its initiative to develop a rapid test for the detection of HIV-1 antibody in urine as its primary new product effort. Assuming the Company completes the development of its rapid test and ultimately obtains FDA and/or Tier 1 international regulatory approval, the Company believes that the interest in and reaction to its rapid test data presented and product prototypes discussed at venues such as the XIV International AIDS Conference in Barcelona in July 2002 and the US Conference on Aids in September 2002 indicate significant sales potential for this product, as it will move HIV testing beyond the laboratory and into the field. In October 2002, Company representatives met with FDA officials to establish the testing and validation protocol that will be used for U.S. regulatory approval of the Company’s rapid test. The Company had intended to file the Investigational Device Exemption (“IDE”) with the FDA by the end of 2002. However, it has now decided to manufacture the rapid test in-house and needs to implement the necessary procedures and complete other steps that will be required prior to filing the IDE. Subject to obtaining adequate financing, the Company now expects to file the IDE in mid-2003. The decision to manufacture in-house was based on the long-term economic benefits of the improved margins associated with self-manufacture versus contract-manufacture and regulatory (FDA) compliance considerations, including the fact that the Company’s plants are already qualified to manufacture HIV diagnostic products. The Company determined that self-manufacture of its proposed urine rapid test would be more advantageous, even though that decision extended the anticipated timeline for IDE application submission to the FDA by several months. Domestic sales of the product are not anticipated within the next twelve months as the Company must first conduct U.S.-based clinical trials pursuant to the IDE application to be filed. There is generally a 12 to 18 month period from the submission of the testing protocol until U.S. FDA approval, at which time an applicant can begin sales in the U.S. for other than for research purposes.

Subsequent to filing the IDE application and commencing clinical trials, the Company will consider filing a treatment IDE. This would provide for expanded access to the urine rapid test in the U.S. marketplace and allow for some cost recovery. The Company cannot begin a phase one World Health Organization trial for the rapid test until the product is finalized and the IDE submitted to the FDA. At that time, the Company expects to be able to obtain Tier 1 international regulatory approval and begin marketing the product internationally. See “Government Regulation, International” herein, for a more detailed discussion of the World Health Organization and its importance to the Company.

Other Diagnostics.    Subject to obtaining adequate financing, the Company intends to develop and/ or market additional or improved urine tests for other infectious and viral diseases. The Company is focusing on developing and marketing of products which are complementary to its existing product line, technical expertise and market opportunities. These may include urine-based tests for assessment of cardiac risk for use in the insurance underwriting industry and tests for other sexually transmitted diseases. These efforts are in the early research and evaluation stage and are not expected to result in revenues until 2004 at the earliest, if at all.

Over-the-Counter.    The Company will continue to explore the potential for an over-the-counter in-home urine collection kit for use in HIV diagnosis. However, due to regulatory approval uncertainties and cost concerns, this is not a near-term priority development for the Company.

Research and Development Spending.    The Company continues to invest the funds in research and development that it believes are necessary and appropriate to ensure that its HIV-1 urine-based screening test meets customer requirements and to explore the potential for other new urine-based diagnostic products. The Company spent $0.9 million, $1.5 million, and $2.3 million on product research and development in 2002, 2001, and 2000, respectively. Future spending will be devoted to product and process improvements for its existing products, as well as to development of a urine-based HIV rapid test and other potential new products.

Sales, Marketing and Distribution

The Company’s marketing strategy is to use distributors and focused direct selling to penetrate certain targeted domestic markets. The Company maintains a small direct sales force to sell the Company’s HIV-1 urine screening test and potential future products to community-based organizations, public health laboratories, reference laboratories and the life insurance market in the U.S. International and other U.S. markets have been addressed utilizing diagnostic product distributors. In 1998, the Company began actively selling its urine-based HIV-1 screening test with the Western Blot supplemental test in the U.S. To date, the Company has received approval to market its product outside of the U.S. in Indonesia, the Republic of South Africa, the People’s Republic of China, and Malaysia. Several international approvals are pending, and the Company is working collaboratively with its distributors to obtain regulatory approval to market and promote the products in their local markets.

The Company anticipates that a portion of its revenues for the next several years will be derived from sales to international distributors. International sales and operations involve a number of inherent risks and may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. Distributors of medical products in developing countries where the need for cost-effective HIV diagnostic tests may be the most acute often find it difficult to establish and maintain the necessary transportation, storage, and credit facilities. Certain of the Company’s distributors have limited international marketing experience, and there can be no assurance that the Company’s distributors will be able to successfully market the Company’s products in any international market.

The following table summarizes the markets and geographic regions covered by the Company and its distributors for its HIV-1 tests. It includes distribution arrangements that were in effect at December 31, 2002 and/or those expected to become effective in the first half of 2003. Material terms of the respective distribution arrangements are described in more detail below.

Distributor/ Company	Effective Date of Arrangement		Term of Arrangement	Geographic Region	Markets/Products	Type of Arrangement (1)
Calypte				United States	Community-based organizations, Public Health and Reference Laboratories, Life Insurance testing; UBAS
Calypte				Canada	Serum Western Blot – all markets; EIA and urine Western Blot – Life Insurance testing; UBAS
Otsuka Pharmaceutical	12/98		Evergreen	Japan	Urine only	Exclusive
Teva Medical Ltd.	12/94		Evergreen	Israel	Urine only	Exclusive
Uni-Health Services Sdn. Bhd.	4/01		3 years, with 2 year renewal option	Malaysia	All	Exclusive—urine Non-exclusive—serum
BioBras S. A.	5/00		3 years; 2 year renewal option	Brazil	All	Exclusive—urine Non-exclusive—serum
Medicure, Inc.	3/01		3 years with 2 year renewal option	Philippines	All	Exclusive—urine Non-exclusive—serum
PCN Healthcare	6/01		3 years with 2 year renewal option	Thailand	All	Exclusive—urine Non-exclusive—serum
Centrum Promotora Internacional	2/02		3 years with 2 year renewal option	Mexico	All	Exclusive—urine Non-exclusive—serum
REM Industria E. Comerica LTDA	12/01		3 years with 2 year renewal option	Brazil	Serum only	Non-Exclusive
Zhong Yang Pute Biomedical Co.	10/02		2 years, with 2 year renewal option (4)	20 Provinces in China	All except drug rehabilitation and criminal justice	Exclusive—urine Non-exclusive—serum
Sumit Exports and Trades Pvt. Ltd	6/02		3 years, with 2 year renewal option	India	All	Exclusive—urine Non-exclusive—serum
bioMerieux Mexico S.A. de C.V.	12/01		3 years with 2 year renewal option	Mexico	Serum only	Non-exclusive
bioCiencia Tecnologia e Comercio Ltda.	4/02		3 years with 2 year renewal option	Brazil	Serum only	Non-exclusive
Adaltis Inc.	3/02		3 years with 2 year renewal option	Worldwide	Serum only	Non-exclusive
K-Atlas Biomedical	8/02	(3)	5 months with 2 year renewal option	Burkino Faso	Urine only	Exclusive
Mistaire LLC	3/03		3 years with 2 year renewal option	Gulf Cooperative Council	All	Exclusive—urine Non-exclusive—serum
Safe Blood for Africa Foundation	Expected 12/03	(2)	10 years	Sub-Sahara Africa	Blood banks	Exclusive—urine Non-exclusive—serum

(1)	All serum products are sold on a non-exclusive basis. Urine EIA (screening) and supplemental tests are distributed on the basis of country or territory exclusivity.

(2)	Memorandum of Understanding effective December 10, 2002. Formal agreement expected by the end of 2003, pending the outcome of pilot studies. Under the terms of the Memorandum of Understanding, the Company has agreed to provide 125,000 Calypte Urine EIA tests to Safe Blood for Africa at no charge other than shipping costs. There is no assurance that the Company and Safe Blood for Africa will enter into a formal distribution agreement, or if the parties enter into an agreement, that the terms will result in material revenue to the Company.
(3)	Agreement terminated effective March 11, 2003.
(4)	The agreement calls for minimum purchases of $3 million over the two-year term of the agreement, and provides for a two-year extension contingent upon the distributor’s purchase of a specified minimum number of tests (HIV-1 EIA – 1,500,000 tests the first twelve months and 2,500,000 tests the second twelve months; Cambridge Biotech HIV-1 Western Blot – 15,000 tests the first twelve months and 30,000 tests the second twelve months) during the original term of the agreement. The agreement can be terminated by either party upon ninety days notice.

In 2002, the Company’s revenue from product sales totaled $3.7 million. Approximately 96% of Calypte’s 2002 revenues were derived from sales to customers in the United States.

The Company is currently negotiating with other parties to distribute its HIV product line in various countries, including Taiwan, Pakistan, and Russia and is investigating possibilities for expanding its distribution in China.

Manufacturing

The manufacture of the Company’s urine-based HIV test involves antigen production, plate processing and preparation of certain washes and other reagents. All processes are carried out under FDA Quality System/ Good Manufacturing Practices (“GMP”) regulations. Antigen production involves cell culture, antigen expression and purification. Following purification, the antigen is tested extensively and optimized for plate coating. The coating of standard 96 well microtiter plates with antigen is completed using industry standard plate coating equipment. Following binding of the antigen to the plates, the plates are blocked and stabilized to prevent nonspecific binding of the antigen. The plates are then dried and packaged in foil pouches. The washes and reagents are produced using standard solution preparation techniques.

In January 2001, Calypte’s Alameda, California manufacturing facility was granted pre-market approval (“PMA”) by the U.S. Food and Drug Administration (FDA) following a zero-observation pre-approval inspection. The Company estimates the capacity of the Alameda facility as approximately 20 million tests per year, which is expected to be adequate to handle the Company’s near-term production and distribution requirements. The Company closed its original Berkeley manufacturing site in February 2001. The Company’s other manufacturing site, located in Rockville, Maryland, remains in operation.

In December 1998, the Company acquired certain assets of Cambridge Biotech Corporation, including the manufacturing facilities for its HIV-1 product line in Rockville, Maryland. The Rockville facility also has an approved Biologics License (“BL”) from the FDA for the blood-based Western Blots.

Between April 3 and April 11, 2001, the FDA conducted an inspection of the Rockville facility that resulted in a few minor observations requiring corrective actions or response from the Company. The Company responded in writing to the FDA on April 23, 2001 addressing these observations. The FDA did not inspect either of the Company’s facilities during 2002.

Although the FDA indicates it is currently satisfied with the Company’s responses to its latest inspections, if the FDA subsequently determines that it is not satisfied with the Company’s responses and corrective actions regarding these matters at its Rockville facility, or if the FDA observes new conditions requiring corrective actions which remain unresolved following inspections at either the Alameda or Rockville facilities, the FDA could take regulatory actions against the Company, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action would likely have a material adverse effect upon the Company’s ability to conduct operations.

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

The manufacturing facility in Maryland is a specialized facility incorporating Biosafety Level 3 controls for the manipulation of potentially infectious biological agents (HIV viruses) as well as the use of hazardous chemical materials. As such, this facility and the products manufactured there are subject to rigorous Federal, State and local regulatory controls including registration, licensing and specific material use permits. Should it become necessary to move the Maryland operations to a different location in the future, significant costs, time and resources would likely be required to validate such a transfer and obtain the required regulatory clearance.

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

The Company has non-exclusive rights to the proprietary process used to express the recombinant HIV-1 envelope glycoprotein from Texas A&M University. This proprietary process for manufacture of rgp160 begins with the baculovirus expression vector system established in an insect cell culture. The consistent and high levels of rgp160 expression in baculovirus infected insect cell culture are a critical step in the overall manufacturing of rgp160. The Company improved and upgraded the Repligen Corporation (“Repligen”) process with a proprietary process which uses a system in which the HIV-1 envelope protein is produced in the insect cell membrane rather than typical tissue culture systems where the protein is secreted into insect cell culture media. Rgp160 is an insoluble protein and requires detergent based extraction and purification procedures which are proprietary. The Company developed and has obtained a U.S. patent claiming a sample buffer formulation, which is used in the HIV-1 urine test. This sample buffer acts as a diluent for urine in the assay procedure and significantly increases test specificity by reducing non-specific binding of immunoglobulins (non-specific antibodies) and other substances in urine that would decrease specificity and sensitivity of HIV-1 antibody binding. Sample buffer is manufactured in the Company’s Alameda, California facility.

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

The Company has licensed from NYU, on an exclusive basis, a U.S. patent for the detection of antibodies to HIV in urine. The rights under the license extend until the expiration of the U.S. patent in 2009. The Company has the right to make, use, sell and sublicense products utilizing the technology described in the patent and is obligated to make certain fixed and royalty payments based on sales of its EIA screening test products utilizing the licensed technology, with a minimum annual royalty to NYU to maintain exclusivity of the license. Should the Company fail to meet the minimum annual royalty threshold based on its covered sales, it will be required to compensate NYU for any shortfalls up to the amount of the minimum royalty to maintain exclusivity under the agreement. While the Company failed to pay the minimum royalties attributable to fiscal years 2000 and 2001, in 2002 NYU accepted 750,000 shares of the Company’s common stock with registration rights in consideration for those past due amounts to maintain the exclusivity portion of the agreement through 2002.

The Company has sublicensed from Cambridge Biotech Corporation (now owned by bioMerieux, Inc.) proprietary technology related to the HIV envelope glycoprotein. The sublicense grants to the Company a non-exclusive worldwide sublicense to make, have made, use and sell products that relate to the licensed technology. The Company is required to pay bioMerieux royalties on products incorporating the licensed technology used in the Company’s EIA urine screening test. The license extends until the expiration of the licensed patents in 2005, although the Company can terminate the agreement at any time upon 30 days written notice. The last royalty payment the Company made to bioMerieux was for the second quarter of 2002.

The Company has been granted other less significant licenses, including a non-exclusive license from Texas A&M University to make, have made, use and sell products based on its proprietary recombinant expression systems. The Company is required to pay a fixed minimum and royalty payments to Texas A&M University on net sales varying with the content of Texas A&M technology in the Company’s EIA screening test product. At December 31, 2002, the Company owed the 2002 annual minimum payments required under the terms of this agreement.

The Company licensed from Repligen HIV-1 gp160 recombinant virus seed stock. The Company has been granted (i) an exclusive license to make, have made, use and sell products incorporating this material for diagnostic purposes, and (ii) non-exclusive license to make, have made, use and sell the gp160 seed stock for research purposes. For seven years beginning on the date the Company first realizes net sales from products incorporating gp160 (its urine EIA screening test), the Company must pay to Repligen certain royalties on net sales derived from such products and certain royalties on net sublicensing revenue derived from sales of products incorporating gp160. This obligation expires in June, 2003.

In conjunction with Calypte’s acquisition of certain assets of Cambridge Biotech related to Cambridge Biotech’s Western Blot supplemental tests for HIV-1, Calypte assumed certain patent and proprietary rights material to the manufacture and sale of the serum- and urine-based Western Blot test under a licensing agreement with the National Institutes of Health (“NIH”).

In the event that the Company does not develop alternate sources of revenues, its obligation to make minimum royalty payments under licenses requiring such payments could have a material adverse impact on its results of operations. Failure to make required minimum royalty payments might also result in the Company’s loss of exclusivity under, or termination of, such licenses. In February 2002, the Company reached agreements with NYU with respect to past due royalty payments whereby NYU agreed to accept 750,000 shares of the Company’s restricted common stock with registration rights in satisfaction of the Company’s minimum royalty payments (required to maintain exclusivity) for both 2000 and 2001 and any shortfall between the percentage royalty rate on EIA sales and the annual minimum royalty payment for 2002. The agreement does not provide for the issuance of any additional shares to NYU in the event of any future shortfalls. The Company also reached agreements with bioMerieux and NIH regarding past due payments under their respective license agreements. To date, the Company has made two of the three agreed-upon payments to NIH to satisfy all past due payments under that license agreement. The final payment of the remaining one-third of the agreed liability was due on December 31, 2002 and remains unpaid at February 28, 2002. The Company and bioMerieux reached agreement regarding the amount of past due royalties attributable to 1998 through the first quarter of 2002 under that license agreement, and during the second and third quarters of 2002, the Company made payments in satisfaction of the entire liability through September 30, 2002. At December 31, 2002 the Company owed an aggregate of $215,000 in past due royalty payments.

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

In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not have, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with the Company’s ability to make, use or sell its products either in the U.S. or in international markets. There can be no assurance that the Company will not be required to obtain additional cross licenses in the future or that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office (“USPTO”) to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to or licensed by the Company, to protect trade secrets or know-how owned by the Company and/or to determine the enforceability, scope and validity of the proprietary rights of others.

Although patent and intellectual property disputes in the medical diagnostic area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to maintain exclusivity under or maintain its current license agreements. Termination of any of these licenses could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Government Regulation

Overview

The Company’s products are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company’s products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (the “Act”), as amended by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, and the FDA Modernization Act of 1997, and the Medical Devices User Fee and Modernization Act (“MDUFMA”) among other laws. Under the Act, the FDA regulates the pre-clinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the U.S. Beginning in October 2002, MDUFMA requires companies to pay substantial user fees for many FDA applications for new product approvals and for some product modifications. The FDA prohibits a device, whether or not cleared under a 510(k) pre-market notification, or approved under a pre-market approval (“PMA”) or a biologics license application, from being marketed for unapproved uses. If the FDA believes that a company is not in compliance with the regulations, it can institute proceedings to detain or seize a product, issue a recall, prohibit marketing and sales of the company’s products and assess civil and criminal penalties against the company, its officers or its employees. Furthermore, the Company plans to sell products in certain foreign countries which impose local regulatory requirements. The preparation of required applications and subsequent FDA and foreign regulatory approval process is expensive, lengthy and uncertain. Failure to comply with FDA and foreign regulatory requirements could result in civil monetary penalties or criminal sanctions, restrictions on or injunctions against marketing of the Company’s products. Additional enforcement actions may potentially include seizure or recall of the Company’s products, and other regulatory action. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances in a timely manner or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In December 2002, the Company received U.S. Food and Drug Administration (FDA) approval to eliminate the lot release testing requirement for the company’s HIV-1 Urine EIA test. This change in requirements is expected to reduce the production-to-market time by two to eight weeks and decrease associated production costs. In February 2003, the Company received FDA approval for elimination of lot release testing for Calypte’s Cambridge Biotech HIV-1 urine Western Blot, which is now also approved as a Class III medical device.

Clinical Laboratory

The Company has not established nor does it plan to establish a clinical reference laboratory. Its customers depend upon the services and facilities of independent clinical reference laboratories to process the Company’s tests.

Manufacturing Facilities

The FDA requires the Company’s products to be manufactured in compliance with Good Manufacturing Practices (“GMP”) regulations. In addition, the Company is subject to certain additional manufacturing regulations imposed by the State of California for the Alameda facility and the State of Maryland for the Rockville facility where the Western blot products are manufactured. These regulations require that the Company manufacture its products and maintain related documentation for testing and control activities. The Company’s facilities and manufacturing processes have been periodically inspected by the FDA and other agencies and remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that Calypte’s manufacturing facilities will satisfy FDA, GMP or California and Maryland manufacturing requirements. Enforcement of the GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly enforced. In the event that the FDA determines the Company to be out of compliance with its regulations and to the extent that the Company is unable to convince the FDA of the adequacy of its compliance, the FDA has the power to assert penalties, including injunctions or temporary suspension of shipment until compliance is achieved. In addition, the FDA will not approve a biologics license or PMA if the facility is found in noncompliance with GMPs. Such penalties could have a material adverse effect on the Company’s business, financial condition and results of operations.

Also, the manufacturing facility in Maryland is a specialized facility incorporating Biosafety Level 3 controls for the manipulation of potentially infectious biological agents (HIV viruses) as well as the use of hazardous chemical materials. As such, this facility and the products manufactured there are subject to rigorous federal, state and local regulatory controls including registration, licensing and specific material use permits. Should it become necessary to move the Maryland operations to a different location in the future, significant costs, time and resources would likely be required to validate such a transfer and obtain the required regulatory clearance.

In addition, the manufacture, sale or use of the Company’s products is subject to regulation by other federal entities, such as the Occupational Safety and Health Agency, the Environmental Protection Agency, and by various state agencies, including the California Environmental Protection Agency. Federal and state regulations regarding the manufacture, sale or use of the Company’s products are subject to future change, and these changes could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

International

The Company’s Alameda, California manufacturing site was awarded ISO 9001/EN 46001/ ISO 13485 certification on March 14, 2001 and passed a follow-up ISO 9001/EN 46001/ ISO 13485 inspection in November 2002. Distribution of the Company’s products outside the United States is subject to regulatory requirements that vary from country to country. In a number of foreign countries, FDA approval is required prior to approval in that country. The export by the Company of certain of its products that have not yet been approved for domestic commercial distribution may be subject to FDA export restrictions. The Company is currently negotiating with other parties to distribute its HIV product line in various countries, including Taiwan, Pakistan, Russia and is investigating possibilities for expanding its distribution in China. To date, in countries operating their own agencies for the evaluation and registration of HIV testing kits, the Company has received approval to market the HIV screening test in Malaysia, The People’s Republic of China, Indonesia and The Republic of South Africa. Failure to obtain additional regulatory approvals or failure to comply with regulatory requirements would have a material adverse effect on the Company’s business, financial condition and results of operations.

In July 2002, the Company announced that the World Health Organization (“WHO”) had completed Phase One evaluations of three Calypte HIV-1 Urine tests. The evaluations were carried out at the WHO’s collaborating laboratory at the Institute of Tropical Diseases in Antwerp, Belgium. Two of the tests evaluated are already U.S. FDA-approved HIV-1 antibody tests, one being the Company’s screening EIA and the other, its supplemental Western Blot. The third test that was evaluated is a modified version of the screening EIA which is currently marketed only outside the United States. The detailed results of the Phase One evaluations have now been published by the WHO in its report “HIV Assay’s Operational Characteristics (Phase I), Report 13—Urine Specimens and Oral Fluid (Saliva)”. The Company believes that this is an important first step as it permits the Company to move to the second and final phase of testing with the WHO. WHO approval, represented by the publishing of its report, may expand the Company’s ability to sell in lesser-developed countries and its endorsement can make Calypte’s approved products available to these countries through World Bank financing. Although the WHO has not yet determined a firm start date, the Company believes all three tests will undergo a second and final phase of testing during 2003 at a limited number of remote sites chosen by the WHO. Should Phase II not be successfully completed, our ability to finance business in, and therefore to sell into, lesser developed countries will be limited, which could significantly extend the timing of our penetration of these markets and adversely affect our overall business plan.

The Company cannot begin a phase one WHO trial for the rapid test until the product is finalized and the testing and validation protocol submitted to the FDA. At that time, the Company expects to be able to obtain Tier 1 international regulatory approval and begin product distribution internationally. While the Company plans to use its urine platform to target a broad range of infectious diseases, those efforts are in the early research and evaluation stage and are not expected to result in revenues until 2004 at the earliest, if at all.

Competition

Competition in the in vitro diagnostic market is intense and expected to increase. Within the United States, the Company faces competition from a number of well-established manufacturers of blood-based HIV tests, plus at least one system for the detection of HIV antibodies using oral fluid samples. In addition, the Company faces intense competition from competitors with significantly greater financial, marketing and distribution resources than the Company.

The suppliers of blood-based HIV tests in the United States include Abbott Laboratories (“Abbott”), bioMerieux, Ortho Clinical Diagnostics (“Ortho”), a division of Johnson & Johnson, and Bio-Rad Laboratories (“Bio-Rad”). All of these companies have many years of HIV market experience, and they typically offer a number of different testing products. Abbott, Bio-Rad and Ortho currently sell FDA-licensed blood-based HIV-1/HIV-2 combination tests on the market in the United States, and other companies may be developing HIV-1/HIV-2 products. Calypte’s current urine-based screening test does not include testing for HIV-2 and the Company does not currently plan to add HIV-2 screening capability to this test. The Company is exploring the introduction of a urine-based test that includes HIV-2 as part of its rapid test development, as discussed earlier in “Products Under Development.” In addition nucleic acid amplification testing (“NAT”) has received FDA approval for screening plasma donations. There is no consensus at this time on the use of serological testing in the NAT algorithm.

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

Rapid testing

In November 2002, OraSure, Inc. received FDA approval for their blood-based OraQuick® Rapid HIV-1 Antibody test, and the Company believes that there are at least two other blood-based applications under review by the FDA. Market dynamics are expected to change given the approval and full-scale launch of rapid HIV tests. The Center for Disease Control and the World Health Organization are strong proponents of the benefits of rapid testing in the fight against the spread of HIV and AIDS. While not expected to eliminate the need for current HIV screening tests, it is anticipated that rapid tests will ultimately control a significant share of the worldwide testing market.

The Company is not aware of any competitors which have submitted urine-based HIV screening tests to the FDA, but there can be no assurance that such tests will not be submitted in the future for approval by the FDA. The Company is aware of only one other manufacturer, Murex Corporation (“Murex”), now owned by Abbott Laboratories, which has publicly announced urine capability for an HIV test. Murex manufactures a number of HIV assays in microtiter format. The Company is not aware that any of these assays have been submitted to the FDA for review. One such microtiter assay, “gacelisa,” is intended for use on saliva and urine samples but is marketed only outside of the U.S. primarily as a research assay. Murex markets one HIV product in the U.S., the FDA-licensed Single Use Diagnostic System (“SUDS”) rapid test, which is intended for use on serum and plasma only. Although urine capability for this test has been reported in scientific literature, the Company is not aware of any applications for expanded sampling claims for this assay. In addition, the SUDS assay format is not conducive to high-volume testing. Murex has been a significant customer of Calypte’s, sporadically purchasing HIV viral lysate for use in its serum-based diagnostic tests.

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

Employees

As of December 31, 2002, the Company had an aggregate of 71 full time, part time and temporary employees, four of whom were engaged in or directly supported the Company’s research and development activities, 49 of whom were in manufacturing, manufacturing support and quality assurance, nine of whom were in marketing and sales and nine of whom were in administration. The Company’s employees are not represented by a union or collective bargaining entity. The Company believes its relations with its employees are good.

Scientific Advisory Board

Now that the Company is in a commercial sales stage, it has not found it necessary to convene its Scientific Advisory Board recently. It has however, maintained a consulting arrangement with Dr. Luc Montagnier. Dr. Montagnier, co-discoverer of HIV-1 and HIV-2 and president of the World Foundation for AIDS Research and Prevention, assists Calypte in continuing to obtain approvals worldwide for its HIV-1 urine screening test and its prospective rapid urine based screening test. In 1983, as head of the Viral Oncology Unit at the Pasteur Institute in Paris, Dr. Montagnier and his colleagues discovered the human retrovirus later to be known as HIV-1, the etiologic agent of AIDS. In 1985, his team isolated the second human AIDS virus, HIV-2, from West African patients. Since 1986, he has coordinated the work of a distinguished group of collaborators on the mechanisms of AIDS pathogenesis on new treatments and vaccines.

Where to get more information

Our Website address is http://www.calypte.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. These reports are available on our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Risk Factors

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.    Properties

The Company leases approximately 20,000 square feet of office, research, and manufacturing space in Alameda, California under a lease that expires in November 2003. The Company expects to enter into a new lease for this facility before the expiration of the current lease.

Calypte also subleases two manufacturing sites in Rockville, Maryland. The subleases of an aggregate of approximately 29,000 square feet of office and manufacturing space expire in October 2006.

The Company believes that its existing facilities are adequate to support its expected activities and production requirements for the foreseeable future.

Item 3.    Legal Proceedings

On January 27, 2003, an action was filed in San Francisco County Superior Court against the Company by Heller Ehrman White & McAuliffe, LLP (“Heller”), the Company’s former attorneys. The claim is for unpaid legal fees and expenses in the sum of $546,132 incurred for services rendered primarily between January 2001 and April 2002, plus $93,312 in interest, calculated through March 19, 2003 at 10% per annum on the claimed outstanding balance. The Company disputes the claim. The Company has accrued for the disputed fees and expenses, in the respective periods incurred, excluding interest.

Heller obtained a temporary protective order on January 27, 2003 which expired on March 10, 2003. The temporary protective order (“TPO”) limited the payments that the Company could make from its California bank account, although the order permitted the Company to pay certain payments (present payroll, COD goods, taxes and certain legal expenses connected with the Heller action). At present, the Company’s California-based operations generate less cash, including corporate property converted into cash, than the payments that were permitted by the TPO. The TPO affected the Company’s operations by limiting its ability to pay obligations from its California account. While the TPO is no longer in effect, in the event that Heller seeks and obtains a new TPO, the order may impinge on the Company’s overall operations by affecting its ability to fund its California-based research and development, which impacts its relationship with the FDA and other agencies, as well as its sales and manufacturing activities. A TPO may also interfere with the Company’s timetable for its research and development and manufacturing of its products and with its ability to raise needed working capital to fund the Company’s continued operations. Further, sales and marketing and certain other activities that are based in California may also be impacted as a TPO permits only limited payments, as described above, in California using California funds. Although the use of its California accounts may be restricted by a TPO, the Company’s use for any corporate purpose of its accounts in other areas would not be affected by a TPO issued by the Superior Court.

The Company is contesting the Heller claim and disputing some of the specific billing charges claimed by Heller. A hearing scheduled for March 19, 2003 by Heller to obtain a Writ of Attachment was taken off calendar. The Company in turn withdrew its previously asserted cross-complaint without prejudice. In the event Heller places the matter back on the Court’s calendar and should Heller obtain a Writ of Attachment, the Company may be prevented from using any of its California funds for any purpose until the claimed liability is satisfied. All cash on deposit in California and corporate property in California converted into cash, up to the amount of the potential judgment, would be set aside until a judgment is rendered by the Court with respect to the Heller claims. Until the full amount of the Heller claim plus interest is on deposit in the Company’s bank account in California, only funds in accounts in other areas could be used to pay for the Company’s operations and commitments, including its California operations and California research and development and its sales expenses. Essentially, the Company would have to set aside approximately $640,000 at which time it could then operate as normal. An attachment may permit Heller to obtain custody of some of the Company’s California property, which in turn would materially impair the Company’s business. The Company believes that it has meritorious defenses to Heller’s claims.

On January 24, 2003, the Company was informed that a former vendor of the Company, Validation Systems, Inc. (“Validation”), had commenced an action in Santa Clara County Superior Court on an open book account in the amount of $79,614, incurred between April 1999 and July 2002 and which the Company accrued, concurrently, plus $20,156 in interest, at the rate of 10% per annum until payment, wherein it has claimed that it rendered services related to the validation of biomedical equipment and processes at the Company’s facilities. The Company intends to contest the claim as the alleged services claimed by Validation were not performed in a timely fashion and were unable to be used by the Company. The Company believes that it has meritorious defenses to the action.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock commenced trading on the Nasdaq SmallCap Market on July 26, 1996 under the symbol “CALY.” The Company’s stock was removed from listing on the Nasdaq Small Cap Market on July 13, 2001 as a result of the Company’s failure to meet the market’s listing maintenance requirements. Beginning on July 13, 2001 and thereafter, the Company’s stock has traded on the Over the Counter Bulletin Board under the symbol CALY. High and low sales prices reported by the Over the Counter Bulletin Board and by Nasdaq during the periods indicated are shown below.

Fiscal Year	Quarter	High	Low
2002	4th	$0.16	$0.05
2002	3rd	0.43	0.08
2002	2nd	0.29	0.01
2002	1st	0.27	0.17
2001	4th	0.32	0.14
2001	3rd	0.58	0.09
2001	2nd	0.69	0.15
2001	1st	1.47	0.62

On February 28, 2003, there were approximately 400 holders of record of the common stock, and the closing price of the Common Stock was $0.058. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

Sales of Common Stock

Private Placement of Common Stock

In April 2000, the Company completed a private placement of 4,096,000 shares of its common stock at $2.05 per share under Regulation D. The Company received proceeds of approximately $8.3 million, after deducting expenses associated with the transaction. In connection with a bridge loan commitment of $1 million from one of the investors, Calypte also issued warrants for 100,000 shares of common stock with an exercise price of $3.62 per share. The actual bridge loan of $500,000 was converted to equity upon closing of the private placement.

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debenture holders in the principal amount of $550,000, pursuant to Regulation S. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debenture holder increased to 15% of the average low bid price for the Company’s common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 200,000 shares of common stock at an exercise price of $1.50. The shares underlying the debentures and warrant were registered using a Form S-3 Registration Statement. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001.

On January 24, 2001, the Company amended a common stock purchase agreement with a private investment fund for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated with the investor committed to purchase up to $25 million or up to 20% of the Company’s outstanding shares of common stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw, subject to a formula based on the Company’s average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and the Company received the settled amount of the draw down. By June 30, 2001, the Company had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transaction. There are no further funds available to the Company under this equity line.

In August 2001, the Company and the same private investment fund mentioned in the preceding paragraph signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s common stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s common stock. The purchase price of the common stock purchased pursuant to any draw down is equal to 88% of the daily volume weighted average price of the Company’s common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, in October 2001, the Company issued a 7-year fully-vested warrant to the investment fund to purchase up to 4,192,286 shares of common stock at an exercise price of $0.2743 per share. The private placement of the related warrants was exempt from registration pursuant to Regulation S. From the time the Registration statement became effective in November 2001 through December 31, 2002, the Company issued a total of 25,673,289 shares of its common stock at an average price of $0.131 per share and received proceeds of approximately $3.2 million after deducting expenses of the transactions. There are currently approximately 19,000 registered shares available for sale under this facility.

In November 2001, the Company sold 1,575,855 shares of common stock under Regulation D of the Securities Act of 1933 (“the Securities Act”) to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors was restricted for twelve months from the date of purchase. Two current and one former member of the Company’s Board of Directors, Nancy Katz, Mark Novitch and David Collins, purchased an aggregate of 721,154 shares of this offering. The proceeds of this offering were used to fund the Company’s current operations. The purchase transactions by the Company’s Board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition of the Company at the time.

Wind-down and Restart

Calypte publicly announced on April 17, 2002 that the Company was winding down its operations as it did not have sufficient working capital or the necessary funds to continue with its business plan or operations. On May 9, 2002, the Company entered into a letter agreement with Cataldo Investment Group an independent investment group assigned the acronym “CIG”, whereby the investors agreed to provide approximately $1.4 million within 90 days and an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations. Accordingly, the Company restarted its operations.

The Company has determined to aggregate all investments received from parties with whom it did not have financing agreements prior to its restart (e.g., other than Bristol Investment Fund and Townsbury Investments

Limited) through May 10, 2003 under the heading “Other Recent Financings”, formerly referred to as “CIG financings”, to attribute them to the $5 million that was to be invested in the Company as set forth in the investment commitment letter by CIG. The Equity Line of Credit with Townsbury and the convertible debentures and warrants agreement with Bristol, together with Other Recent Financings post-restart are our “Recent Financings”. In excess of $5 million in investments have been attributed to our Recent Financings to date.

CIG is essentially a de facto entity comprised of a number of unaffiliated accredited investors assembled by Mr. Anthony Cataldo, the Company’s current executive chairman, to facilitate investments in the Company. Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG. As a condition precedent to the initial investment, Mr. Cataldo requested that he be appointed Executive Chairman in connection with the restart of the Company’s operation. Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors. During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period.

Mr. Paul Kessler, a Director of Bristol Investment Fund, Ltd., which was an investor in a company with which Mr. Cataldo had been previously affiliated, initially made the introduction of Mr. Cataldo to the Company as an existing security holder of the Company who was concerned about the Company winding down its business affairs and its investment (holdings) in the Company. Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the heading Recent Financings, primarily the Other Recent Financings. Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual investors that comprise CIG. To the best of the Company’s knowledge, the individual investors of CIG are not affiliated with each other. Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing. He continues to actively pursue raising the necessary capital to fund the Company’s on-going operations.

There are no defined terms with respect to investments that have been or may be attributed to the Other Recent Financings and, as such, all financing arrangements must be negotiated on an individual basis. Since Other Recent Financings is used only as a heading to track the Company’s financings since the restart of its operations in May 2002, new investors who provide funds for the Company have been aggregated under this heading along with investors who provided the initial restart financing in May 2002. As noted above, the Company refers to this as Recent Financings. Each financing that has been aggregated as a part of Other Recent Financings has been the subject of a separate agreement between the Company and the investor. The Company’s Board of Directors has approved the terms of each transaction included in Other Recent Financings since the Company’s restart and has taken into account the merits of the specific transaction, the Company’s immediate and long-term requirements for cash, and alternatives, if any, available at the given time.

Mr. Cataldo was not a stockholder and had no previous contact with the Company prior to the announced wind-down of the business in April 2002. The independent members of the Company’s Board of Directors validated his references, determined that he had the skills required to perform as Chairman of the Company in its present condition, and offered him an agreement on May 10, 2002.

Mr. Cataldo has known certain investors or principals of certain investment funds that have provided financing that has been aggregated under Other Recent Financings prior to their investment in the Company and Mr. Cataldo’s association with the Company as a result of his business experience and his role in managing other companies. Specifically, Mr. Cataldo has known Mr. Paul Kessler, as described previously, through a previous company managed by Mr. Cataldo. Additionally, Mr. Cataldo has no beneficial ownership rights or affiliations with any of the individual investors that have provided financing included in Other Recent Financings. Mr. Cataldo has used his business relationships to locate potential accredited investors.

Mr. Cataldo receives no consideration or payment from either the Company or investors as a result of any financing included in Other Recent Financings. Mr. Cataldo’s compensation is recited in his employment agreement.

To date, to the best of the Company’s knowledge, all investors that have provided financing included in Other Recent Financings are offshore investors. Additional new investors not providing a portion of the initial May 2002 or subsequent Other Recent Financings may provide financing in the future and be aggregated under the heading Other Recent Financings.

There can be no assurance that the terms of the additional capital that the Company requires will be made available to the Company on a timely basis and there can be no assurance that such capital will be available on acceptable terms, if at all. Any failure to secure additional financing on a timely basis will place the Company in significant financial jeopardy.

The following table summarizes Calypte’s Recent Financings through February 28, 2003: (Table in thousands, except share price and per share data.)

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000	Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Redeemed	Shares Issuable at February 28, 2003 (2)
Bristol: 12% Convertible Debenture ($850,000 total commitment)	Lesser of (i) 60% of the average of lowest 3 closing bid prices for 22 days preceding	$425		2/11/02	$0.25	4,462/$60 9,227/$150 1,555/(7)	—
	conversion or (ii) $0.05	$100		5/10/02	$0.03		37.9 million

		$525	$468			—

Class A Warrant	Lesser of (i) 70% of the average of lowest 3 trading prices for 20 days preceding conversion or (ii) $0.115 per share	$0	$0	2/11/02	$0.25	—	1.7 million

Class B Warrant	Lesser of (i) 70% of the average of lowest 3 trading pricing for 20 days preceding conversion or (ii) $0.215.	$0	$0	2/11/02	$0.25	—	12.0 million
Other Recent Financings: (3)
8% Convertible Notes	Lesser of
Alpha Capital Aktiengesellshaft	(i) $0.10 or	$500		5/24/02	$0.12
Stonestreet Limited Partnership	(ii) 70% of	$500		5/24/02	$0.12
Filter International Ltd.	the average	$150		5/24/02	$0.12
Camden International Ltd.	of the 3	$250		5/24/02	$0.12	4,324/$70
Camden International Ltd.	Lowest	$100		5/24/02	$0.12
Domino International Ltd.	trades for 30	$150		5/24/02	$0.12	4,324/$70
Thunderbird Global Corporation	Days	$75		5/24/02	$0.12
BNC Bach International Ltd.	preceding	$200		5/24/02	$0.12
Excalibur Limited Partnership	conversion	$200		5/24/02	$0.12	4,114/$100
Standard Resources Ltd.		$100		5/24/02	$0.12
SDS Capital International Ltd.		$300		7/10/02	$0.34
Camden International Ltd.		$100		7/10/02	$0.34
Excalibur Limited Partnership		$250		7/24/02	$0.22
Stonestreet Limited Partnership		$250		8/21/02	$0.13

		$3,125	$2,594				71.4 million

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000		Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Redeemed	Shares Issuable at February 28, 2003 (2)
8% Convertible Debentures
Su So	80% of the lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10	$100	$85		6/17/02	$0.14	1,100(4)/ $100	—

Jason Arasheben	70% of the lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10	$100	$85		7/03/02	$0.27	475(4)/$100	—

10% Convertible Note
BNC Bach International Ltd. (Note: on 7/14/02 the maturity date was extended until 12/31/02; on December 27, 2002, the maturity date was extended until January 15, 2003; on January 15, 2003 the maturity date was extended until March 17, 2003; on March 17, the maturity date was extended until April 4, 2003)	Lesser of (i) $0.05 or (ii) 60% of the average of 3 lowest closing bid prices for 22 days preceding conversion	$150	$150		5/14/02	$0.14 $0.36 on 7/14/02; $0.064 on 12/27/02; $0.060 on 1/15/03; $0.05 on 3/17/03	0/$24	3.7 million
12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2.0 million total commitment)	85% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not less than $0.05	$550	$345	(5)	9/12/02	$0.10	500(4)/ $0	41.5 million

Mercator Momentum Fund, L.P.	80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not less than $0.05	$300	$260		10/22/02	$0.13	0/$300(6)	—

Mercator warrant	$0.10 per share	$—	$—		10/22/02	$0.13	—	3.0 million

10% Convertible Debentures
Mercator Focus Fund, L.P.	80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $0.10 (8)	$1,000	$510 (6)		1/13/03	$0.065	—	21.7 million

Mercator Momentum Fund, L.P.	80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $0.10 (8)	$450	$440		1/29/03	$0.056	—	9.7 million

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000	Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Redeemed	Shares Issuable at February 28, 2003 (2)
PIPE at $0.05 per share
Careen Ltd.	$0.05 per	$200	$200	8/28/02	$0.16	4,000	—
Caledonia Corporate Group Limited	Share	$200	$200	8/28/02	$0.16	4,000	—

Townsbury Equity Line
November 2001 to December 31, 2002	88% of volume weighted average price during draw down pricing period	$3,359	$3,176	Sixteen draws		25,673	0.02 million
Townsbury Warrant – repriced from $0.27 per share on 5/10/02	$0.015 per share	$63	$63	5/10/02	$0.03	4,193	—

(1)	The Bristol debentures and warrants and all of the Other Recent Financings were issued under exemptions provided by Regulation S. The Company could issue no shares under the equity line with Townsbury until it had completed an effective registration for the underlying shares. The warrants issued to Townsbury were issued under an exemption provided by Regulation S.
(2)	Based on total commitment and market prices as of February 28, 2003, where applicable. The market price of Calypte stock on February 28, 2003 was $0.058 per share and the conversion price as defined in the agreements was approximately $0.040 per share (at 70%) and $0.046 (at 80%) based on lowest trading prices in the previous 20 to 30 business days prior to February 28, 2003 and $0.034 per share (at 60%) based on the average of the three lowest closing bid prices for the 22 trading days prior to February 28, 2003.
(3)	On February 14, 2003 the S-2 registration statement for the common shares underlying $525,000 of the Bristol Debentures became effective. We have not yet filed a registration statement for any of the Other Recent Financings. Many of these financings have requirements for registration and impose liquidated damages for delays beyond 30 days from the transaction date allowed for registration. The convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month’s delay. The PIPE financing at $0.05 per share requires liquidated damages at the rate of 250,000 shares of Calypte common stock for each 10 days of delay beginning November 27, 2002. As of February 14, 2003, the Company had incurred approximately $122,000 in liquidated damages resulting from the delay in registration of the Bristol Debentures and, as of February 28, 2003, approximately $644,000 in liquidated damages attributable to the delay in the registration of the remaining financings, all of which have been accrued during the periods in which they were incurred. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company’s common stock, although the PIPE financing agreement specifies damages to be paid in stock. As of February 28, 2003, all of the registration penalty provisions have been triggered, except for those in the Mercator agreements. The Company has issued approximately 4.7 million shares of its common stock in payment of liquidated damages. Based on current prices, the payment of liquidated damages in stock as of February 28, 2003 would require the Company to issue approximately 15.9 million shares of its common stock. Liquidated damages attributable to registration delays on the convertible notes and debentures continue to accrue at a rate of approximately $63,000 per month (or approximately 1.5 million shares at current prices) plus 750,000 shares attributable to the PIPE transaction. Additionally, the holders of the $3.125 million original face value of our 8% convertible notes now have the option, at any time, to require the redemption of the outstanding principal and any accrued interest as a result of the delay in registration of the notes.
(4)	Includes fee shares.
(5)	Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. An additional $250,000 is available upon the filing of a registration statement and additional tranches of up to $500,000 are available every 30 days following the effectiveness of the registration up to the $2 million maximum commitment amount.
(6)

In conjunction with the issuance of the $1 million 10% convertible debenture to Mercator Focus Fund, L.P., the Company used the proceeds to repay the $0.3 million outstanding principal balance of the 12%

convertible debenture previously issued to Mercator Momentum Fund, L.P. plus accrued interest. The balance of costs incurred represents transactional and legal fees.
(7)	Subsequent to the effective date of the registration statement on Form S-2/A (No. 6) File No. 333-84660 which registered shares of common stock underlying Bristol’s $525,000 debenture, Bristol provided notice to the Company that it intended to convert a portion of its debenture and that the number of shares underlying its debenture was subject to adjustment as a result of its Security Purchase Agreement with the Company. Based upon the foregoing, the Company determined that it would permit Bristol to convert at the adjusted conversion rate, which will result in the issuance of an additional approximately 1.555 million shares of common stock. As a part of the Registration Rights Agreement, the Company will file a post-effective amendment to the S-2 reflecting the adjusted conversion rate. The Company heretofore had included additional shares in the effective registration statement to cover such a contingency. On February 28, 2003, when the closing market price of Calypte’s common stock was $0.058 per share, the Company agreed to issue additional shares to Bristol pursuant to their February 18, 2003 conversion of $150,000 principal amount of the 12% Convertible Debentures. The additional shares will be issued based on the difference between the number of shares previously issued pursuant to the conversion notice (based on a conversion price of 70% of the 3 lowest trades for the 20 days preceding conversion) and the number of shares that would have been issued based on a conversion price of the lesser of (1) $0.05 per share or (2) 60% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion. Accordingly, this table uses the 60% value in estimating shares issuable at February 28, 2003. The letter agreement between the Company and Bristol is filed as an exhibit to this Form 10-K.
(8)	Pursuant to the convertible debenture agreement, these notes cannot be converted prior to March 1, 2003. The table indicates the number of shares potentially issuable at February 28, 2003 in the absence of this restriction.

In May, 2002, Calypte issued warrants and options to purchase 19 million shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants have exercised all the warrants and options and Calypte has issued 19 million shares and received proceeds of $292,500. All but one of the consulting agreements discussed above expired in August and we have entered into new agreements for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product development of synergistic relationships with appropriate public service organizations. In November 2002, Calypte issued warrants to purchase 28.5 million shares of our common stock and stock grants for 2.1 million shares of our stock to consultants under the terms of these new agreements. We issued 10.5 million warrants at an exercise price of $0.05 per share on November 1, 2002, when the market price of our stock was $0.14 per share. We issued an additional 18.0 million warrants at an exercise price of $0.05 on November 20, 2002, when the market price of our common stock was $0.09. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. We received aggregate proceeds of approximately $1.4 million by December 31, 2002 from the exercise of the warrants and issued 29.6 million shares of our common stock pursuant to the warrant exercises and stock grants. In February 2003, we received $0.01 million from the exercise of the remaining warrants as detailed above and issued 1 million shares of our common stock. We may continue to issue options and warrants at significant discounts to market or issue direct stock grants in return for necessary consulting services. We would subsequently register the underlying shares on a Form S-8 for resale by the consultants. See subsequent events (below) for further developments regarding the issuance of warrants and options.

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

On February 21, 2002, the Company renegotiated the terms of repayment under its Promissory Note with the parent company of its then-largest stockholder. The amended Note required payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raised at least $2 million in external financing, not including the convertible debentures and warrants discussed above. If there was a remaining balance under the Note upon the Company’s obtaining proceeds of at least $2 million of external financing, the Company was obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company was obligated to continue monthly payments of $35,000 until the Note was repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until 30 days following the date on which the Company’s registration statement for the Bristol convertible debentures becomes effective, at which time the Company is required to make a $200,000 payment and to resume making monthly payments of $35,000. The Bristol registration statement became effective on February 14, 2003. No payments have been made on this note since February 2002. The Company renegotiated the terms of the note due to a lack of available funds and to avoid a default. See subsequent events below for a current status of this note.

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through the second quarter of 2003, or to permit it to achieve the revenue and profitability guidance provided previously. The Company must ultimately achieve profitability for its business model to succeed. Prior to accomplishing this goal, it will need to raise additional funds, from equity or debt sources. The Company believes that it may need to arrange additional financing of at least $10 million in the next twelve months. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to continue its operations at current levels, or at all. As of December 31, 2002, the Company reported cash on-hand of $147,000. During the fourth quarter of 2002, cash receipts exceeded cash expenditures by $128,000, but trade payables and accrued expenses increased by $1,488,000. The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. The Company’s inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

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

Subsequent Events

Increase in Authorized Shares

On February 14, 2003, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware that increased the number of shares of authorized common stock from 200 million to 800 million. The Company’s stockholders approved the Amendment to the Certificate of Incorporation at the Special Meeting of Stockholders held on February 14, 2003. A principal purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance the Company’s continuing operations.

Extension of 10% Current Convertible Note

In January 2003, the Company and BNC Bach agreed to extend the maturity date of the 10% Convertible Note to March 17, 2003. The maturity of this note was further extended on March 17, 2003 until April 4, 2003.

Extension of 8.5% Current Note

On February 28, 2003, the Company and LHC Corporation agreed to execute a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the previous note. The payment terms require monthly principal payments of $17,500 plus interest from March through May 2003, increasing to $35,000 monthly, plus interest, thereafter unless and until the Company secures at least $5,000,000 in additional financing, at which time the remaining balance is due and payable.

Warrants and Stock Grants

In January and February 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various legal, business, advisory, marketing and distribution functions similar to those entered into during 2002. On February 14, 2003, when the market price of the Company’s stock was $0.067, the Company issued warrants to purchase an aggregate of 22,000,000 shares of its common stock at $0.05 per share and stock grants of an aggregate of 7,650,000 shares of its common stock as compensation for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. At February 28, 2003, the consultants had exercised warrants to purchase 16,000,000 shares of the Company’s common stock and the Company had received proceeds of $800,000.

Conversion of 8% Convertible Note

On February 3, 2003, Excalibur Ltd. Partnership converted $100,000 principal plus accrued interest and accumulated liquidated damages. The Company issued 4,113,640 shares of its common stock to Excalibur pursuant to this conversion.

Conversion of 12% Convertible Debenture and Modification of Conversion Price

On February 18, 2003, when the market price of our common stock was $0.061 per share, Bristol provided notice to the Company that it intended to convert a portion of its debenture subject to an adjusted conversion rate as a result of the terms of its Security Purchase Agreement with the Company. Based upon the foregoing, the Company determined that it would permit Bristol to convert at an adjusted conversion rate which will result in the issuance of an additional approximately 1.6 million shares of common stock. As a part of the Registration Rights Agreement, the Company and Bristol agreed that the Company would file a post-effective amendment reflecting the additional conversion rate prior to permitting Bristol to convert at the adjusted conversion rate. The Company heretofore had included adequate shares in its registration to cover such a contingency. Accordingly, as of February 18, 2003, Bristol converted an additional $150,000 principal of the original $425,000 12% Convertible Debenture plus accrued interest and accumulated liquidated damages. The Company issued

9,227,626 shares of its common stock to Bristol pursuant to this conversion. The additional shares to be issued to Bristol will be issued based on the difference between the number of shares previously issued pursuant to the conversion notice and the number of shares that would have been issued based on a conversion price of the lesser of (1) $0.05 per share or (2) 60% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion subject to anti-dilution provisions through the filing of the post-effective amendment. The post-effective amendment to the registration statement will incorporate the new conversion price for all subsequent conversions. A letter agreement between the Company and Bristol confirming the foregoing is filed as an exhibit to this Form 10-K.

10% Short-term Convertible Debentures

On January 13, 2003, the Company issued a $1,000,000 10% convertible debenture to Mercator Focus Fund, L.P. and received net proceeds of $818,000, net of fees and expenses. $308,000 of the proceeds were used to repay the October 2002 $300,000 12% Convertible Debenture with accrued interest to Mercator Momentum, L.P. The debenture is convertible into the Company’s common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.10. At the time of closing, the trading price of our stock was $0.06. Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. The Company has not yet filed a registration statement for the shares underlying this debenture. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock.

On January 29, 2003, the Company issued a $450,000 10% convertible debenture to Mercator Momentum Fund, L.P. and received net proceeds of $440,000 net of fees and expenses. The debenture is convertible into the Company’s common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.10. At the time of closing, the trading price of our stock was $0.06. Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. The Company has not yet filed a registration statement for the shares underlying this debenture. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock.

Extension of Mercator Debenture and Warrant Registration Periods

On February 14, 2003, the Company and Mercator Momentum Fund, L.P. and Mercator Focus Fund, L.P. agreed to waive all penalties relating to non-registration of the underlying common stock as required in the various Registration Rights Agreements until April 4, 2003.

Item 6.    Selected Consolidated Financial Data

Presented below is the selected consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 (in thousands).

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues:
Product sales	$3,670	$6,826	$3,296	$3,728	$951
Product costs	6,162	6,986	5,891	4,721	1,912

Gross Margin	(2,492)	(160)	(2,595)	(993)	(961)

Operating expenses:
Research and development	929	1,546	2,254	4,123	3,881
Selling, general and administrative	9,006	6,740	7,568	5,081	3,925

Total operating expenses	9,935	8,286	9,822	9,204	7,806

Loss from operations	(12,427)	(8,446)	(12,417)	(10,197)	(8,767)
Interest income (expense), net	(2,203)	(1,364)	166	171	308
Other income	16	539	9	2	1

Loss before income taxes and extraordinary item	(14,614)	(9,271)	(12,242)	(10,024)	(8,458)
Income taxes	(2)	(2)	(2)	(2)	(2)

Net loss before extraordinary item	(14,616)	(9,273)	(12,244)	(10,026)	(8,460)
Extraordinary gain on extinguishment of debt, net of income taxes	1,319	—	—	—	—
Extraordinary gain on repurchase of beneficial conversion feature, net of income taxes	—	145	—	—	—

Net loss	(13,297)	(9,128)	(12,244)	(10,026)	(8,460)

Less dividend on mandatorily redeemable Series A preferred stock	(120)	(120)	(120)	(120)	(120)

Net loss attributable to common stockholders	$(13,417)	$(9,248)	$(12,364)	$(10,146)	$(8,580)

Net loss per share attributable to common stockholders	$(0.17)	$(0.30)	$(0.52)	$(0.52)	$(0.64)

Weighted average shares used to compute net loss per share attributable to common stockholders	77,737	30,928	23,859	19,333	13,432

Consolidated Balance Sheet Data:
Cash and cash equivalents	$147	$287	$723	$2,652	$3,121
Securities available for sale	—	—	—	503	650
Working capital (deficit)	(5,549)	(4,289)	(875)	1,860	4,444
Total assets	3,297	4,262	5,006	7,821	9,945
Long-term portion of capital lease obligations	13	22	78	50	23
Mandatorily redeemable Series A preferred stock	2,576	2,456	2,336	2,216	2,096
Accumulated deficit	(101,450)	(88,153)	(79,025)	(66,781)	(56,755)
Total stockholders’ equity (deficit)	(7,494)	(5,500)	(1,531)	1,330	4,631

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and related notes that are provided under Part II, Item 8 of this Annual Report on Form 10-K.

Information we provide in this Form 10-K or statements made by our directors, officers or employees may constitute “forward-looking” statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-K, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

•	our ability to obtain additional financing that will be necessary to fund our continuing operations;

•	fluctuations in our operating results;

•	announcements of technological innovations or new products which we or our competitors make;

•	FDA and international regulatory actions;

•	availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;

•	developments with respect to patents or proprietary rights;

•	public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;

•	changes in health care policy in the United States or abroad;

•	changes in stock market analysts’ recommendations regarding Calypte, other medical products companies or the medical product industry generally;

•	fluctuations in market demand for and supply of our products; and

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Annual Report on Form 10-K is as of February 28, 2003, and Calypte undertakes no duty to update this information. Should events occur subsequent to February 28, 2003 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Risk Factors” beginning on page 55 of this Form 10-K.

Overview and Outlook

Calypte’s efforts are currently focused on expanding the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests and on improving those products and their related manufacturing processes. Additionally, the Company continues its development of a urine-based HIV screening test in a rapid-test format and is investigating potential urine-based diagnostic tests for other diseases. Since 1998, following FDA approval for both the screening and supplemental tests, we have been marketing and selling in the U.S. the only available

FDA-approved urine-based HIV test method. We have also received regulatory approval to sell our urine-based screening test in the Peoples’ Republic of China, Malaysia, Indonesia and the Republic of South Africa. In conjunction with our distributors, we are actively working to obtain requisite regulatory approvals to expand the distribution of our products in selected additional international markets. There can be no assurance that we will achieve or sustain significant revenues from sales of the HIV-1 urine screening assay or the supplemental test, or from other new products we develop or introduce.

During the first quarter of 2002, our financial condition and cash availability deteriorated significantly, to the point that by early April 2002 we determined that we would need to curtail our operations and possibly consider filing for bankruptcy protection. We announced that the situation had reached a critical point in mid-April 2002, at which time management began the process of furloughing employees and winding down our operations, with complete cessation of operations a likely possibility. In early May 2002, however, before the wind-down process was completed, we received commitments for what management deemed to be sufficient additional financing to resume our operations and we stopped the wind-down. In conjunction with the new financing commitment, our Board of Directors appointed a new chairman. At present, we have returned to pre-wind-down staffing levels and have resumed operations at both of our manufacturing facilities. We continue to reassess our current and longer-term business plans and objectives. During the last three quarters of 2002, we incurred certain non-recurring costs associated with the restart of our operations and we believe that similar costs may continue into mid-2003 as we re-establish our manufacturing efficiencies. We continue to evaluate the impact of the announcement and commencement of the wind-down of our business on our revenues and customer base. Our revenues for 2002 were approximately 46% below those of the previous year, primarily as a result of the wind-down and restart. Currently, we can give no assurance that the announcement of the wind-down and the subsequent restart of our operations have not negatively impacted either our revenues or our customer base in the long term. Although we continue to reassess our business plan and capital requirements as a result of the wind-down and subsequent restart of our operations, we do not believe that our currently available financing will be able to sustain operations at current levels through the second quarter of 2003 unless new financing is arranged. There can be no assurance that the additional capital that we require will be available on acceptable terms, on a timely basis, or at all. In the absence of such additional capital, we do not have sufficient capital to sustain Calypte’s operations through the second quarter of 2003 and our business will be placed in significant financial jeopardy. Additionally, there can be no assurance that our products will be successfully commercialized or that we will achieve significant product revenues. Further, there can be no assurance that we will achieve or sustain profitability in the future.

Due to the wind-down and restart of our operations in 2002, we were not able to sustain or improve upon the revenue base that was in place in the final half of 2001 and that had resulted in a positive gross margin for that period. We are currently attempting to rebuild the revenue base following the 2002 decline. Our marketing strategy is to use focused direct selling, distributors, and marketing partners to penetrate targeted domestic markets. For some time, we have maintained a small direct sales force to market our urine-based HIV-1 tests to reference laboratories serving the life insurance market. Beginning in 2001, we expanded our direct sales force to target other domestic sectors, including public health clinics and laboratories and community based advocacy and service groups. Our sales effort, like other initiatives, was curtailed as a result of our financial situation during 2002, but has now been re-established. We address international markets utilizing resident diagnostic product distributors.

Although we are adding new customers, it generally takes about six months before we recognize additional revenue from those additions. Consequently, we expect that our revenues for the first two quarters of 2003 will approximate our results for the last quarter of 2002, in the $700,000 to $800,000 range for each quarter. Subject to obtaining adequate financing, and based on growth from new domestic users of our products, including both insurance companies and community based organizations, expected orders from our new distributor in China, and expected increases in Africa and other international markets, we expect third quarter 2003 revenue to increase by over 50% compared with fourth quarter 2002 and expected first and second quarter 2003 levels. Based on the expected availability of our urine rapid HIV test in international markets by the fourth quarter of

2003, we expect fourth quarter 2003 revenue to exceed third quarter 2003 revenue by at least 50%. We expect operating losses to continue during 2003 and into 2004, however, as we continue to expand our sales and marketing activities domestically and internationally for our current products and as we concentrate on the development of and conducting clinical trials on our rapid test and as we conduct additional research and development for process improvements and other potential new products. Depending on the success of international regulatory approval for our current HIV screening and supplemental tests and the timing of new product development and regulatory testing cycles, we may achieve a small operating profit in late 2004. There can, however, be no assurance that our current or potential new products will be successfully commercialized or that we will achieve significant product revenues. In addition, there can be no assurance that we will achieve or sustain profitability in the future.

To successfully implement our business plan, we must ultimately overcome certain impediments that have recently delayed our progress. As described earlier, in April of 2002, we announced the winding down of our business operations because we lacked sufficient capital to continue to successfully implement our business model.

Subsequently, in May of 2002, we announced an arrangement for new funding, which allowed us to resume and recommence regular business operations. Based upon our continued tenuous financial condition, our independent auditors have issued an opinion that cites substantial doubt about our ability to continue our business operations as a going concern. We continue to reassess our business plan and capital requirements as a result of the wind-down and subsequent restart of our operations. We do not believe that our currently available financing will be adequate to sustain operations at current levels and achieve our current business expansion milestones through the second quarter of 2003 unless new financing is arranged. From May 10, 2002 through February 28, 2003, we have completed new financings in which we have received an aggregate of approximately $8.2 million against an initial $5 million new funding commitment more fully discussed in Part II, Item 5. Sales of Common Stock and in “Financing Activities” in Liquidity and Capital Resources later in this Part II, Item 7. We do not know, however, if we will succeed in raising enough additional funds through further offerings of debt or equity. We must ultimately achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that, in addition to the financing that we have already received, we will need to arrange additional financing of at least $10 million in the next twelve months to sustain our operations. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue Recognition We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments as described in “Revenue Recognition” in Note 2 to the accompanying financial statements have occurred. Should changes in terms cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

•	Allowance for Doubtful Accounts We maintain an allowance for doubtful accounts on a specific account identification basis for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventory Realization We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, since we have continued to incur negative gross profit on an annual basis, and have high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	Deferred Tax Asset Realization We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Wind-down and Restart

In mid-April 2002, as a result of insufficient cash to continue our operations, we announced that we were winding down our operations and might have to cease our operations entirely and file for bankruptcy. We immediately furloughed all but a few manufacturing and administrative employees, making no separation payments or payments of accrued vacation to any employees. The manufacturing employees who were retained completed certain lots of in-process inventory and readied them for sale and were then also furloughed. Immediately prior to the restart, we had terminated all but 5 employees, retaining only the minimum necessary to ensure regulatory compliance for our facilities should additional financing enabling a restart become available. Upon receipt of the initial financing commitment that permitted the restart, we recalled key management and manufacturing employees and began the process of resuming our manufacturing operations. Other employees, such as administrative and sales personnel, were recalled in stages as required and as funding permitted. We had 73 employees prior to our wind-down and we have returned to our pre-wind-down staffing levels. Not all of the pre-wind-down employees were rehired, and we believe our current complement is generally sufficient to meet our operational needs.

The costs of the wind-down and restart are difficult to quantify precisely, but we believe that the lower margins experienced since those of the fourth quarter of 2001, when gross margin reached 25%, are primarily the result of the wind-down and restart. The margin reduction reflects both the inherent inefficiencies in the restart of our manufacturing processes, including the excess overhead and capacity costs incurred, as well as the lower sales demand resulting from abnormally-large purchases prior to the wind-down, and the time required to rebuild demand among customers concerned with our longer-term stability. Additionally, we have incurred incremental general and administrative costs (some of them non-cash) attributable to consultants engaged in the restart process and thereafter in investor relations initiatives within the financial community, and in other areas of expertise.

Customer Trends

HIV-1 Urine Test Sales

Sales of our urine HIV-1 screening test accounted for 45% and 29% of our total sales for the years ended December 31, 2002 and 2001, respectively, but decreased by $304,000 or 15% from $1,964,000 in 2001 to $1,660,000 in 2002. Sales of our urine Western Blot supplemental test accounted for approximately 4% of calendar year 2002 revenue and approximately 2% of calendar year 2001 revenue, increasing by $9,000 or 6%, from $153,000 in 2001 to $162,000 in 2002. The impact of the announcement of our possible cessation of operations caused many customers to modify their traditional product purchase patterns. The increase in the sales of our urine screening and supplemental tests as a proportion of total sales is primarily the result of (1) these altered order patterns in 2002, and (2) a decrease in sales of viral lysate. We expect, however, that our urine screening and supplemental tests will comprise an increasing proportion of our sales in the future as we expand our distribution of these products internationally.

Domestic Sales     Sales of our HIV-1 screening test to domestic life insurance reference labs accounted for 85% of screening test revenue for calendar years 2002 and 2001. These reference lab sales were distributed between four labs in 2002 and five labs in 2001. LabOne acquired Osborn Laboratories during 2001, reducing to four the number of reference lab customers thereafter. Individual lab sales as a percentage of total reference lab sales ranged from 2% to 59% in 2002 and from 6% to 50% in 2001, with LabOne being the largest of the four in both periods. Although we sell our product to the reference labs, we market our HIV-1 urine screening test to both the reference labs and to over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one lab to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference labs must use our testing products to satisfy the demand of insurance companies desiring urine testing. Although we do not expect to lose LabOne or any other reference lab as a customer, should such a loss occur, the insurance companies using urine-based testing in their policy underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. However, we could potentially lose a significant amount of business because insurance companies that rely on this large lab could switch to another form of testing, either blood or oral, and remain with LabOne. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in 2002 or 2001. Sales of our urine Western Blot test are generally made to the same customers who purchase the urine-based screening test.

International Sales     International sales of our urine-based screening test are not currently a material component of our revenue, accounting for only 4% and 5% of total revenues in 2002 and 2001, respectively, but we see significant potential for international distribution of our urine-based testing algorithm. Our primary focus is currently on developing distribution relationships in China and Africa and qualifying our products through the World Health Organization (“WHO”). Our new distribution agreement with our Chinese distributor requires the purchase of at least $3 million worth of tests during the two year term of the agreement. We plan to qualify all of our urine-based testing products for WHO, which serves as both a quasi-regulatory body and a potential funding source for many countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of our products. Should we reach a definitive agreement with Safe Blood for Africa Foundation, we expect that it would result in significant revenue over its term.

Serum Western Blot Sales

Sales of our serum based Cambridge Biotech HIV-1 serum Western Blot supplemental test kit accounted for 43% of our revenues for the year ended December 31, 2002 and 42% of our revenues for the year ended December 31, 2001. Serum blot sales decreased $1.3 million or 44% from $2.8 million in 2001 to $1.6 million in 2002, primarily as a result of our wind-down and restart. Sales of this product to bioMerieux Inc. accounted for approximately 25% of our total revenues for the year ended December 31, 2001 and approximately 18% for the year ended December 31, 2002. Subsequent to the restart of our operations in May 2002, we did not sell any of this product to bioMerieux. Nevertheless, bioMerieux was our second largest customer in 2002. Although we have signed a new distributor for this product whose second half of 2002 sales represented approximately 5% of our full year revenue, and certain customers who had previously purchased our serum Western Blot from bioMerieux now purchase directly from us, the loss of serum Western Blot sales to bioMerieux is having at least a short-term impact on revenues. Although there is limited competition in the supplemental testing market, we have not yet been able to rebuild market share and revenues to previous levels.

Viral Lysate Sales

The HIV viral lysate which we sell is a component of the production of our Western Blot supplemental tests. Other than the incremental direct cost such as materials, there is no additional infrastructure necessary to support this business. Sales of viral lysate accounted for approximately 6% of our revenue for the year ended December 31, 2002 and approximately 20% for the year ended December 31, 2001. Lysate sales decreased by $1.1 million or 83%, from $1,351,000 in 2001 to $223,000 in 2002. There is a limited and sporadic demand for our HIV viral lysate. The largest customer for our viral lysate in both 2002 and 2001 was the Murex division of Abbott Laboratories, Inc., who was our second largest customer in 2001. We believe that the large sales of HIV viral lysate in 2001 and before our wind-down in the first half of 2002 may have resulted from Murex’s decision to stockpile larger than normal quantities of viral lysate in light our tenuous financial condition and in an effort to avoid a potential interruption of supply. Subsequent to the restart of our operations in May 2002, we did not sell any viral lysate. We expect HIV viral lysate sales to remain low for the foreseeable future. Although we are seeking new customers for this product, we have no expectation of near-term demand for it from Murex or others. However, HIV viral lysate is an essential production component. Its sale is not considered to be a major contributor to our anticipated future revenue but rather a supplemental revenue source.

Results of Operations

Years Ended December 31, 2002 and 2001

Calypte’s 2002 revenues totaled $3.7 million compared with $6.8 million for 2001, a decrease of $3.1 million or 46%. Screening test revenues decreased by $304,000 or 15%. Sales of the screening tests to insurance company reference labs decreased by $250,000 or 15% due primarily to a reduction in product availability as a result of our wind-down and restart.

International sales of our screening tests accounted for approximately $143,000 and $250,000 in 2002 and 2001, respectively. In each year, international sales amounted to approximately 4% to 5% of total revenue. Our primary international sales in 2002 were to our former Chinese distributor in the first quarter and to our current Chinese distributor in the fourth quarter. In 2001, we completed sales to our former distributor in South Africa and to our distributor in Malaysia. The relationships with our former Chinese and South African distributors were terminated as a result of the distributors’ failure to meet contractual minimum order requirements. Future sales in South and sub-Saharan Africa will be dependent upon the selection of a new distributor for that territory. Domestic diagnostic, direct, and Sentinel screening test sales were insignificant in both 2002 and 2001. The unavailability of product and the delayed re-hiring of direct and diagnostic sales staff following our wind-down prevented significant emphasis on those markets during 2002. We plan to focus on expanding these markets in 2003.

Sales of supplemental tests and viral lysate decreased $2.9 million or 59% in 2002 compared with 2001 revenues. Urine Western Blot sales increased $9,000 or 6%, from $153,000 in 2001 to $162,000 in 2002. Serum Western Blot sales decreased by 44% or approximately $1.3 million compared with 2001 levels. The decrease is due to product availability issues related to the wind-down and restart, as well as to the loss of bioMerieux as a distributor after our restart. We have engaged Adaltis Inc. as our new distributor but have yet to regain our pre-wind-down market share.

Sales of HIV viral lysate, a component we use in the production of our Western Blot products and which we sporadically sell to another manufacturer of serum-based HIV diagnostic tests and other parties, decreased by $1.1 million or 83% compared to 2001 levels. The sale of viral lysate accounted for approximately 6% of 2002 revenues as compared with 20% of 2001 revenues. During the second quarter of 2001, the primary customer for the viral lysate expressed concern regarding our viability as a continuing supplier and increased its orders in 2001 and early 2002 with the intent of stockpiling. We sold no viral lysate after we restarted our operations. Although we continue to expect occasional orders for viral lysate from this customer from time to time, we do not expect 2003 and future orders to be at the level of 2001 orders.

In total, our significant, greater than 10% customers, accounted for 52% (3 customers) of total sales in 2002, compared with 57% (3 customers) of total sales in 2001.

Gross margin decreased from a loss of $160,000 (-2% of sales) in 2001 to a loss of $2,492,000 (-68% of sales in 2002) primarily due to the sales volume decrease resulting from our wind-down and restart. As an FDA-regulated manufacturing entity with two geographically diverse locations, we incur a significant level of relatively fixed costs, including personnel-related costs, to operate and maintain our manufacturing facilities in compliance with Good Manufacturing Practices. Once those relatively fixed manufacturing costs are covered, we enjoy a significant contribution margin on additional sales. When we incur those costs without sufficient revenues from the sale of our products to offset them, we report negative margins. Although that was the case during the first half of 2001, it was particularly evident following the restart of our operations in 2002. To restart our manufacturing operations, we had a workforce in place at both facilities and incurred both personnel and manufacturing process expenses throughout the second and third quarters of 2002, however only late in the third quarter was a complete cycle of post-restart production and sales achieved at both manufacturing facilities. Partially mitigating the impact of the wind-down and restart on manufacturing operations and expenses during 2002 was the completion of a facility consolidation project at our Rockville, Maryland location during the first quarter 2002, which reduced occupancy costs by approximately $200,000 on an annualized basis without impacting quality or efficiency. During 2001, as revenues increased to offset our costs, our gross margin improved steadily, culminating in a full-year loss of 2% for 2001 but a positive margin for the second half of the year. Additionally, the higher margins we achieved from viral lysate sales compared with those achieved from sales of either our screening or supplemental tests noticeably improved the overall margin on sales in 2001. As noted previously, we do not expect viral lysate sales to recur in the near term at the level experienced in 2001.

As more fully discussed in Note 16 in the accompanying financial statements, we pay royalties on all of our sales. With the exception of the portion of one royalty agreement for which the percentage royalty is significantly less than the contractual minimum, these amounts are included in product costs. The amount of the minimum royalty in excess of the percentage rate is charged to Research and Development expense. At December 31, 2002, we are approximately $215,000 in arrears on the payment of royalties under certain of our licensing agreements versus approximately $1,052,000 at December 31, 2001. Under certain of our licensing agreements, the patent holder or other organization granting rights to us has the right to revoke the license for non-payment of royalties. Should the patent holder or other granting organization take that step, we could find it necessary to modify our manufacturing practices or change our business plan. During 2002, and in conjunction with financing received since our restart, we have contacted our major licensors and have attempted to satisfy our royalty obligations either through restructuring of our debt by issuing shares of our common stock or by arranging payment schedules to eliminate the royalty payment arrearages.

R&D costs decreased $617,000 or 40% from $1,546,000 in 2001 to $929,000 in 2002. Approximately 63% of the decrease is attributable to the restructuring of the license agreement between us and one of our patent licensors in which the licensor agreed to accept our common stock in partial satisfaction of 2002 royalties. The remainder of the reduction is primarily attributable to reductions of discretionary costs associated with consultants, clinical trials and specimen acquisition. Although research and development expense decreased between 2001 and 2002, and in spite of our cash constraints, we have continued to fund our HIV rapid test initiative as our primary new product effort throughout 2002, and we recently met with FDA officials to discuss the protocol to be used in preparing our rapid test for regulatory approval in the US by the FDA.

Selling, general and administrative costs increased from $6,740,000 in 2001 to $9,006,000 in 2002, an increase of $2,266,000 or 34%. Sales and marketing expenses decreased by approximately 40% composed primarily of (i) the impact of 2002 sales position vacancies on salaries and benefits and corresponding decreases in sales-related travel expenses as well as (ii) significant reductions in the costs of outside consultants, primarily those who supported general corporate awareness and community based organization marketing initiatives in 2001. General and administrative expenses increased by approximately 76%. The primary components of the increase include the following: (i) Expenses associated with the restart of operations and efforts to increase the visibility of the Company within the investment community totaling $4.1 million. This exceeds by approximately $3.8 million comparable expenditures during 2001. Approximately $3.2 million of this expense is non-cash expense associated with fully-vested options, warrants and stock grants granted to consultants involved in the restart of our operations and with various investor, sales/distribution and operating initiatives; (ii) Salary and benefits expense that increased $439,000 primarily as a result of salary and benefits for additional executive positions and the mid-2002 restoration of salary reductions imposed during most of 2001; and (iii) Travel expense that increased by three times the 2001 levels due to efforts to expand awareness of the Company in the investment community and to re-establish customer relationships following our wind-down and restart. Partially offsetting these 2002 increases is a reduction of bad debt expense of $156,000 for the uncollectibility of the South African distributor receivable arising from a first quarter 2001 sale. During 2001, administrative consultants, including public relations, government relations, and investor relations efforts were also eliminated or assumed in-house in an effort to minimize expenses.

The loss from operations for 2002, at $12,427,000, reflects a 47% increase over the $8,446,000 loss reported for 2001.

Interest expense increased $833,000 or 61% from $1,373,000 in 2001 to $2,206,000 for 2002. Of the 2002 and 2001 interest expense, $1,875,000 and $1,318,000, respectively, reflect non-cash charges relating to amortization of equity line offering costs, beneficial conversion features, note and debenture discounts and penalties for non-registration of the underlying shares attributable to the convertible debentures and similar costs related to our financing structures. Other income in 2001 relates to the $500,000 gain on the second quarter sale of the Company’s equity interest in Pepgen Corporation, a privately-held development-stage therapeutic research and drug development company, and the gain on the sale of fully depreciated assets from the Berkeley facility upon its closure and in anticipation of the Rockville facility consolidation project.

Years Ended December 31, 2001 and 2000

Our 2001 revenues totaled $6.8 million compared with $3.3 million for 2000, an increase of $3.5 million or 107%, making 2001 our record revenue year. Screening test revenues increased by $736.000 or 60%. Sales of our screening test to insurance company reference labs increased by $510,000 or 44% due to an increase in the number of insurance companies using urine testing and, in some cases, the broadening of policy limits for which underwriters accept urine testing.

International sales accounted for approximately $250,000 in screening test sales in 2001, compared to an insignificant amount in 2000. The initial screening test sales to our former Sub Saharan Africa and Chinese distributors occurred in the first quarter of 2001 and our initial sale to our Malaysian distributor in the third quarter of 2001. A larger sale to our former Chinese distributor occurred in the fourth quarter of 2001. We completed our first South African sale in the third quarter of 2000, our only international screening test sale that year. U.S. distributor, direct and Sentinel screening sales were not significant in either 2001 or 2000.

Sales of supplemental tests and viral lysate increased $2.8 million or 135% in 2001 compared with 2000 revenues. Urine Western Blot sales increased $63,000 or 70%, from $90,000 in 2000 to $153,000 in 2001. Serum Western Blot sales increased by 130% or nearly $1.5 million as compared to 2000 levels. The increase in serum blot sales was attributable to a combination of new business from bioMerieux, which acquired Organon-Teknika shortly after Organon-Teknika discontinued production of its Western Blot product and switched its customers to our blot, as well as to the impact of a significant price increase the third quarter of 2001. Serum Western Blot test volume increased 121% year over year and bioMerieux became our largest customer in 2001.

Sales of HIV viral lysate, a component we use in the production of our Western Blot products and which we sporadically sell to another manufacturer of serum-based HIV diagnostic tests and other parties, increased by $1.1 million or more than 5 times compared to 2000 levels and accounted for approximately 20% of 2001 revenues. During the second quarter of 2001, the primary customer for the viral lysate expressed concern regarding our viability as a continuing supplier and increased its orders with the intent of stockpiling. As a result of the increased viral lysate orders, this customer became our second largest in 2001. In total, our significant, greater than 10% customers, accounted for 57% (3 customers) of total sales in 2001, compared with 42% (3 customers) in 2000.

Gross margin improved steadily throughout 2001, culminating in a full-year loss of 2% for 2001 compared with a loss of 79% in 2000. A number of factors contributed to this improvement in our operations in 2001. First, the increased level of sales of both screening and supplemental tests helped to mitigate the effect of underutilized facilities burdened with high fixed costs. Once fixed manufacturing costs are covered, we enjoy a significant contribution margin on the incremental volume. That phenomenon was demonstrated during 2001 at both manufacturing facilities. Second, the closure of our Berkeley facility in February 2001 contributed to the improvement, avoiding approximately $300,000 in redundant facility costs, as did general reductions in other controllable costs, including payroll costs, in response to our difficult financial situation. Additionally, a reduction in validation and calibration costs at our Alameda facility following FDA inspection and approval compared to the 2000 level also contributed to our margin improvement. Third, a significant price increase on serum blots at the beginning of the third quarter of 2001 contributed to improved margins during the last half of the year. Last, the increase in viral lysate sales, and their accompanying higher margins compared with those achieved from sales of either screening or supplemental tests, significantly improved the overall margin on sales compared to prior year.

As more fully discussed in Note 16 in the accompanying financial statements, we pay royalties on all of our sales. With the exception of the portion of one royalty agreement for which the percentage royalty is significantly less than the contractual minimum, these amounts are included in product costs. At December 31, 2001, we were approximately $1,052,000 in arrears on the payment of royalties under certain of our licensing agreements. Under certain of our licensing agreements, the patent holder or other organization granting rights to us has the right to revoke the license for non-payment of royalties. Should the patent holder or other granting organization take that step, we could find it necessary to modify our manufacturing practices or change our business plan. During 2002, we were able to restructure a portion of our 2000 and 2001 past due royalty obligations through the issuance of shares of our common stock and by arranging payment schedules with certain of our patent licensors.

R&D costs decreased $708,000 or 31% from $2,254,000 in 2000 to $1,546,000 in 2001. Approximately one third of the decrease was attributable to the discontinuation of the pure research function early in 2001 when our founder left us to pursue his interests in a genomics venture. Approximately half of the decrease was attributable to the cessation of the facility validation and related consulting expenses incurred in 2000 in preparation for the FDA inspection of our Alameda facility. The remainder of the reduction was attributable to lower contract and consultant fees for the development of potential new products. Because of our cash flow constraints during 2001, only the in-house development and collaboration on the HIV rapid test was pursued. Collaboration with a university on a urine-based screening test for another infectious disease that had commenced in 2000 was not pursued in 2001.

Selling, general and administrative costs decreased from $7,568,000 in 2000 to $6,740,000 in 2001, a decrease of $828,000 or 11%. The 2001 figures include a $156,000 provision for the uncollectibility of the South African distributor receivable arising from a first quarter 2001 sale. Absent this one-time charge, the decrease would have been 13%. Expense for 2001 reflects the increased compensation costs attributable to our expanded domestic sales force, replacing the distributor organization utilized in 2000. As a result of the significant reduction in spending beginning in the second quarter of 2001, full-year marketing consultant expense decreased by 37% versus 2000. We continued our efforts to stimulate awareness of our presence and products among Community Based and AIDS Service Organizations through limited educator and outreach programs, but essentially eliminated all other outside programs and advertising during the last three quarters of 2001. Administrative consultants, including public relations, government relations, and investor relations efforts were also eliminated or assumed in-house in an effort to minimize expenses. Further contributing to the 2001 decrease in selling, general and administrative expenses was a reduction in our Alameda facility cost recognized as an administrative expense. Since that facility achieved FDA approval, a larger share of costs has been recognized as a component of manufacturing expense.

The loss from operations for 2001, at $8,446,000, reflects a 32% reduction of the $12,417,000 loss reported for 2000.

Interest income decreased by $280,000 or 97% in 2001 compared to 2000. We had completed an $8.4 million private placement of our common stock early in the second quarter of 2000 and had considerably higher invested cash balances in 2000 than during 2001. Interest expense increased $1,250,000 or more than tenfold from $123,000 in 2000 to $1,373,000 for 2001. Of the 2001 interest expense, $1,318,000 reflects non-cash charges relating to amortization of equity line offering costs, conversion feature and original issue discount costs attributable to the convertible debentures and similar costs of the financing vehicles we employed in the first half of 2001. Other income in 2001 relates to the $500,000 gain on the second quarter sale of our equity interest in Pepgen Corporation, a privately-held development-stage therapeutic research and drug development company, and the gain on the sale of fully depreciated assets from our Berkeley facility upon its closure and in anticipation of our Rockville facility consolidation project.

Liquidity and Capital Resources

Financing Activities

We have financed our operations from our inception primarily through the private placement of preferred stock and common stock, our Initial Public Offering (IPO) of common stock, two equity line facilities and the issuance of convertible notes and debentures.

In January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1 1/4%. The agreement required the Company to maintain certain financial covenants and comply with certain reporting and other requirements. In addition, the Company’s assets secured its borrowings under the agreement. In January 2000, the loan was modified to extend the repayment term through August 2000. In May 2000, the loan was again modified to increase the then-outstanding principal balance by $250,000. At December 31, 2000 the Company had $471,000 outstanding under this facility. The loan was repaid in full in January 2001.

In April 2000, the Company completed a private placement of 4,096,000 shares of its common stock at $2.05 per share under Regulation D. The Company received proceeds of approximately $8.3 million, after deducting expenses associated with the transaction. In connection with a bridge loan commitment of $1 million from one of the investors, Calypte also issued warrants for 100,000 shares of common stock with an exercise price of $3.62 per share. The actual bridge loan of $500,000 was converted to equity upon closing of the private placement.

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debenture holder in the principal amount of $550,000 each, pursuant to Regulation S. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debenture holder increased to 15% of the average low bid price for the Company’s common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 200,000 shares of common stock at an exercise price of $1.50. The shares underlying the debentures and warrant were registered using a form S-3 Registration Statement. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock. The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debenture holder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of the Company’s common stock, in accordance with the conversion provisions of the debenture. On August 17, 2001, the Company modified the warrant that it had issued to the debenture holder pursuant to the terms of the warrant, reducing its exercise price to $0.15 per share, and the debenture holder exercised it for the entire 200,000 shares. The Company received $28,500 in net proceeds from the exercise of the warrants.

On January 24, 2001 the Company amended a common stock purchase agreement with a private investment fund for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated with the investor committed to purchase up to $25 million or up to 20% of the Company’s outstanding shares of common stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw, subject to a formula based on the Company’s average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22-day period and the Company received the settled amount of the draw down. By June 30, 2001, the Company had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions. There are no further funds available to the Company under this equity line. The terms of the 6% convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest. Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, the Company issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share. On August 2 and August 8, 2001, the Company modified the exercise price for 300,000 shares each of the warrants pursuant to the terms of the warrant, to $0.20 per share, and the investor exercised it for an aggregate of 600,000 shares. The Company received $114,000 in net proceeds from the exercise of these warrants. On August 21, 2001, the Company modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share. The investor exercised the remaining balance of the warrant and the Company received net proceeds of $57,000 after deducting expenses of the transaction.

In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its then-largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The note was subsequently extended after September 14, 2001 and in December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. This note bears interest at 8.5% and was due in installments of $200,000 on February 28, 2002 and $35,000 per month thereafter until paid in full, plus accrued interest. The repayment terms of the Note were renegotiated in February 2002. The amended Note required payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raised at least $2 million in external financing, not including the 12% convertible debentures and warrants discussed below. If there was a remaining balance under the Note upon the Company’s obtaining proceeds of at least $2 million of external financing, the Company was obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company was obligated to continue monthly payments of $35,000 until the Note was repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until 30 days after the Company’s registration statement for the convertible debentures becomes effective, at which time the Company is required to make a $200,000 payment and to resume making monthly payments of $35,000. The registration statement became effective on February 14, 2003. No payments have been made on this note since February 2002. The Company renegotiated the terms of the note due to a lack of available funds and to avoid a default. See “Recent Developments Subsequent to December 31, 2002” regarding this 8.5% current note.

On August 23, 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s common stock over a twenty-four month period. The initial closing of the transaction occurred on October 19, 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s common stock. This facility operates similarly to the previous equity line facility employed earlier in the year. The purchase price of the common stock purchased pursuant to any draw down under this facility is equal to 88% of the daily volume weighted average price of the Company’s common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant pursuant to Regulation S to the investment fund to purchase up to 4,192,286 shares of common stock at an exercise price of $0.2743 per share. On October 26, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 30,000,000 shares of common stock that it may issue in conjunction with the equity line facility and the warrant. From the time the Registration Statement became effective in November 2001 through December 31, 2002, the Company issued a total of 25,673,289 shares of its common stock at an average price of $0.131 per share and received net proceeds of approximately $3.2 million after deducting expenses of the transactions. There are currently approximately 19,000 registered shares available for sale under this facility.

In November 2001, the Company sold 1,575,855 shares of common stock under Regulation D of the Securities Act to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors was restricted for twelve months from the date of purchase. Two current and one former member of the Company’s Board of Directors, Nancy Katz, Mark Novitch, and David Collins, purchased an aggregate of 721,154 shares of this offering. The proceeds of this offering were used to fund the Company’s current operations. The purchase transactions by the Company’s Board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition of the Company at that time.

On November 28, 2001, Calypte announced that it intended to offer up to $10 million of shares of its common stock to international investors pursuant to Regulation S of the Securities Act. There was no investor interest in the proposed offering, and consequently, the Company elected not to proceed with it.

On February 11, 2002, the Company signed a securities purchase agreement with Bristol Investment Fund, Ltd. (“Bristol”) pursuant to which Bristol agreed to purchase an aggregate of $850,000 of 12% secured convertible debentures maturing two years after issuance. As of December 31, 2002, the Company has issued $525,000 of debentures and has received net proceeds of $470,000. The Company may issue a debenture for the balance of the $325,000 commitment and file a registration statement for the common shares underlying the debenture only after Bristol, the selling stockholder, is at market risk. The outstanding debentures bear interest at the annual rate of 12% payable quarterly in common stock or cash at Bristol’s option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company’s common stock. The conversion price for the debentures is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30%, subject to anti-dilution adjustment, and (ii) $0.115. On May 31, 2002, Bristol converted approximately $60,000 of principal plus accrued interest and the Company issued approximately 4,462,000 shares of its common stock at $0.014 per share. Refer to Recent Developments Subsequent to December 31, 2002 for information regarding an additional conversion and a modification of the conversion price for this debenture. In addition, upon effectiveness of a registration statement for the entire amount of the debentures and for the Class A and B warrants described below, Bristol would be required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

In conjunction with this transaction, the Company issued Bristol a Class A warrant to purchase up to 1,700,000 shares of its common stock. The Class A warrant is exercisable for a period of seven years after issuance at a price per share equal to the conversion price, subject to certain anti-dilution adjustments. Bristol has sole discretion with respect to when and if it chooses to exercise any or all of the Class A warrant prior to its expiration.

The Company also issued Bristol a Class B warrant to purchase an additional 12,000,000 shares of its common stock. Upon the effectiveness of the related registration statement for all of the shares underlying the debentures and warrants, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to the investment fund, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because the fund is required to convert the debentures for a minimum number of shares equal to 5% of the Company’s aggregate trading volume for the preceding 60 trading days, this means that the fund must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Company’s consent. The term of the Class B warrant is 12 months from the effective date of the registration statement for the shares underlying the warrant. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share, subject to certain anti-dilution adjustments.

Wind-down and Restart

Calypte publicly announced on April 17, 2002 that the Company was winding down its operations as it did not have sufficient working capital or the necessary funds to continue with its business plan or operations. On May 9, 2002, the Company entered into a letter agreement with Cataldo Investment Group, an independent investment group assigned the acronym “CIG”, whereby the investors agreed to provide approximately $1.4 million within 90 days and an aggregate of at least $5 million over the next 12 months to fund Calypte’s operations. Accordingly, the Company restarted its operations.

The Company has determined to aggregate all investments received from parties with whom it did not have financing agreements prior to its restart (e.g., other than Bristol Investment Fund and Townsbury Investments Limited) and through May 10, 2003 under the heading “Other Recent Financings”, formerly referred to as “CIG financing”, to attribute them to the $5 million that was to be invested in the Company as set forth in the investment commitment letter by CIG. The Equity Line of Credit with Townsbury and the convertible debentures and warrants agreement with Bristol, together with Other Recent Financings post-restart are our “Recent Financings”. In excess of $5 million in investments have been attributed to our Recent Financings to date.

CIG is essentially a de facto entity comprised of a number of unaffiliated accredited investors assembled by Mr. Anthony Cataldo, the Company’s current executive chairman, to facilitate investments in the Company. Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG. As a condition precedent to the initial investment, Mr. Cataldo requested that he be appointed Executive Chairman in connection with the restart of the Company’s operation. Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors. During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period.

Mr. Paul Kessler, a Director of Bristol Investment Fund, Ltd., which was an investor in a company with which Mr. Cataldo had been previously affiliated, initially made the introduction of Mr. Cataldo to the Company as an existing security holder of the Company who was concerned about the Company winding down its business affairs and its investment (holdings) in the Company. Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the heading Recent Financings, primarily the Other Recent Financings. Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual investors that comprise CIG. To the best of the Company’s knowledge, the individual investors of CIG are not affiliated with each other. Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing. He continues to actively pursue raising the necessary capital to fund the Company’s on-going operations.

There are no defined terms with respect to investments that have been or may be attributed to the Other Recent Financings and, as such, all financing arrangements must be negotiated on an individual basis. Since Other Recent Financings is used only as an heading to track the Company’s financings since the restart of its operations in May 2002, new investors who provide funds for the Company have been aggregated under this heading along with investors who provided the initial restart financing in May 2002. As noted above, we refer to this as Recent Financings. Each financing that has been aggregated as a part of Other Recent Financings has been the subject of a separate agreement between the Company and the investor. The Company’s Board of Directors has approved the terms of each transaction included in Other Recent Financings since the Company’s restart and has taken into account the merits of the specific transaction, the Company’s immediate and long-term requirements for cash, and alternatives, if any, available at the given time.

Mr. Cataldo was not a stockholder and had no previous contact with the Company prior to the announced wind-down of the business in April 2002. The independent members of the Company’s Board of Directors validated his references, determined that he had the skills required to perform as Chairman of the Company in its present condition, and offered him an agreement on May 10, 2002.

Mr. Cataldo has known certain investors or principals of certain investment funds that have provided financing that has been aggregated under Other Recent Financings prior to their investment in the Company and Mr. Cataldo’s association with the Company as a result of his business experience and his role in managing other companies. Specifically, Mr. Cataldo has known Mr. Paul Kessler, as described previously, through a previous company managed by Mr. Cataldo. Additionally, Mr. Cataldo has no beneficial ownership rights or affiliations with any of the individual investors that have provided financing included in Other Recent Financings. Mr. Cataldo has used his business relationships to locate potential accredited investors.

Mr. Cataldo receives no consideration or payment from either the Company or investors as a result of any financing included in Other Recent Financings. Mr. Cataldo’s compensation is recited in his employment agreement.

To date, to the best of the Company’s knowledge, all investors that have provided financing included in Other Recent Financings are offshore investors. Additional new investors not providing a portion of the initial May 2002 or subsequent Other Recent Financings may provide financing in the future and be aggregated under the heading Other Recent Financings.

There can be no assurance that the terms of the additional capital that the Company requires will be made available to the Company on a timely basis and there can be no assurance that such capital will be available on acceptable terms, if at all. Any failure to secure additional financing on a timely basis will place the Company in significant financial jeopardy.

The following table summarizes Calypte’s Recent Financings through February 28, 2003: (Table in thousands, except share price and per share data.)

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000	Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Redeemed	Shares Issuable at February 28, 2003 (2)
Bristol: 12% Convertible Debenture ($850,000 total commitment)	Lesser of (i) 60% of the average of lowest 3 closing bid prices for 22 days preceding	$425		2/11/02	$0.25	4,462/ $60 9,227/ $150 1,555/ (7)	—
	conversion or	$100		5/10/02	$0.03		37.9 million

	(ii) $0.05	$525	$468			—

Class A Warrant	Lesser of (i) 70% of the average of lowest 3 trading prices for 20 days preceding conversion or (ii) $0.115 per share	$—	$—	2/11/02	$0.25	—	1.7 million

Class B Warrant	Lesser of (i) 70% of the average of lowest 3 trading pricing for 20 days preceding conversion or (ii) $0.215.	$—	$—	2/11/02	$0.25	—	12.0 million

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000		Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Redeemed	Shares Issuable at February 28, 2003 (2)
Other Recent Financings: (3)
8% Convertible Notes	Lesser of
Alpha Capital Aktiengesellshaft	(i) $0.10 or	$500			5/24/02	$0.12
Stonestreet Limited Partnership	(ii) 70% of	$500			5/24/02	$0.12
Filter International Ltd.	the average	$150			5/24/02	$0.12
Camden International Ltd.	of the 3	$250			5/24/02	$0.12	4,324/ $70
Camden International Ltd.	Lowest	$100			5/24/02	$0.12
Domino International Ltd.	trades for 30	$150			5/24/02	$0.12	4,324/ $70
Thunderbird Global Corporation	Days	$75			5/24/02	$0.12
BNC Bach International Ltd.	preceding	$200			5/24/02	$0.12
Excalibur Limited Partnership	conversion	$200			5/24/02	$0.12	4,114/$100
Standard Resources Ltd.		$100			5/24/02	$0.12
SDS Capital International Ltd.		$300			7/10/02	$0.34
Camden International Ltd.		$100			7/10/02	$0.34
Excalibur Limited Partnership		$250			7/24/02	$0.22
Stonestreet Limited Partnership		$250			8/21/02	$0.13

		$3,125	$2,594					71.4 million

8% Convertible Debentures
Su So	80% of the lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10	$100	$85		6/17/02	$0.14	1,100(4)/$100	—
Jason Arasheben	70% of the lower of the average closing bid or trade price for the 5 days preceding conversion, but not less than $0.10	$100	$85		7/03/02	$0.27	475(4)/$100	—
10% Convertible Note
BNC Bach International Ltd. (Note: on 7/14/02 the maturity date was extended until 12/31/02; on December 27, 2002, the maturity date was extended until January 15, 2003; on January 15, 2003 the maturity date was extended until March 17, 2003; on March 17, 2003 the maturity date was extended until April 4, 2003)	Lesser of (i) $0.05 or (ii) 60% of the average of 3 lowest closing bid prices for 22 days preceding conversion	$150	$150		5/14/02	$0.14 $0.36 on 7/14/02; $0.064 on 12/27/02; $0.060 on 1/15/03 $0.05 on 3/17/03	0/ $24	3.7 million
12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2.0 million total commitment)	85% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not less than $0.05	$550	$345	(5)	9/12/02	$0.10	500(4)/$0	41.5 million

Investor (1)	Conversion Feature	Gross Amount $000	Net Amount $000		Transaction Date	Calypte Closing Price	Shares Issued (000)/ $000 Redeemed	Shares Issuable at February 28, 2003 (2)
Mercator Momentum Fund, L.P.	80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not less than $0.05	$300	$260		10/22/02	$0.13	0/ $300 (6)	—
Mercator warrant	$0.10 per share	$—	$—		10/22/02	$0.13	—	3.0 million
10% Convertible Debentures
Mercator Focus Fund, L.P.	80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $0.10 (8)	$1,000	$510	(6)	1/13/03	$0.065	—	21.7 million
Mercator Momentum Fund, L.P.	80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $0.10 (8)	$450	$440		1/29/03	$0.056	—	9.7 million
PIPE at $0.05 per share
Careen Ltd.	$0.05 per	$200	$200		8/28/02	$0.16	$4,000	—
Caledonia Corporate Group Limited	Share	$200	$200		8/28/02	$0.16	$4,000	—
Townsbury Equity Line
November 2001 to December 31, 2002	88% of volume weighted average price during draw down pricing period	$3,359	$3,176		Sixteen draws		25,673	0.02 million
Townsbury Warrant – repriced from $0.27 per share on 5/10/02	$0.015 per share	$63	$63		5/10/02	$0.03	$4,193	—

(1)	The Bristol debentures and warrants and all of the Other Recent Financings were issued under exemptions provided by Regulation S. The Company could issue no shares under the equity line with Townsbury until it had completed an effective registration for the underlying shares. The warrants issued to Townsbury were issued under an exemption provided by Regulation S.
(2)	Based on total commitment and market prices as of February 28, 2003, where applicable. The market price of Calypte stock on February 28, 2003 was $0.058 per share and the low market price as defined in the agreements was approximately $0.040 per share (at 70%) based on conversion prices in the previous 20 to 30 business days prior to February 28, 2002 and $0.034 per share (at 60%) based on the average of the three lowest closing bid prices for the 22 trading days prior to February 28, 2003.
(3)

On February 14, 2003 the S-2 registration statement for the common shares underlying $525,000 of the Bristol Debentures became effective. We have not yet filed a registration statement for any of the Other Recent Financings. Many of these financings have requirements for registration and impose liquidated damages for delays beyond 30 days from the transaction date allowed for registration. The convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month’s delay. The PIPE financing at $0.05 per share requires liquidated damages at the rate of 250,000 shares of Calypte common stock for each 10 days of delay beginning November 27, 2002. As of February 14, 2003, the Company had incurred approximately $122,000 in liquidated damages resulting from the delay in registration of the Bristol Debentures and as of February 28, 2003, approximately $644,000 in liquidated damages attributable to the delay in the registration of the remaining financings, all of which have been accrued during the periods in which they were incurred. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company’s common stock, although the PIPE financing agreement specifies damages to be paid in stock. As of February 28, 2003, all of the registration penalty provisions have been triggered, except for those in the Mercator agreements. The Company has issued approximately 4.7 million shares of its common stock in payment of liquidated damages. Based on current prices, the payment of liquidated damages in stock as of February 28, 2003 would require the Company to issue approximately 15.9 million shares of its common stock. Liquidated damages attributable to registration delays on the convertible notes and debentures continue to accrue at a rate of approximately $63,000 per month (or approximately 1.5 million shares at current prices) plus 750,000 shares attributable to the PIPE transaction. Additionally, the holders of the $3,125 million original face value of our 8% convertible notes now have the option, at any time, to require the redemption of the outstanding principal and any accrued interest as a result of the delay in registration of the notes.

(4)	Includes fee shares.
(5)	Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. An additional $250,000 is available upon the filing of a registration statement and additional tranches of up to $500,000 are available every 30 days following the effectiveness of the registration up to the $2 million maximum commitment amount.
(6)	In conjunction with the issuance of the $1 million 10% convertible debenture to Mercator Focus Fund, L.P., the Company used the proceeds to repay the $0.3 million outstanding principal balance of the 12% convertible debenture previously issued to Mercator Momentum Fund, L.P. plus accrued interest. The balance of costs incurred represents transactional and legal fees.
(7)	Subsequent to the effective date of the registration statement on Form S-2/A (No. 6) File No. 333-84660 which registered shares of common stock underlying Bristol’s $525,000 debenture, Bristol provided notice to the Company that it intended to convert a portion of its debenture and that the number of shares underlying its debenture was subject to adjustment as a result of its Security Purchase Agreement with the Company. Based upon the foregoing, the Company determined that it would permit Bristol to convert at the adjusted conversion rate, which will result in the issuance of an additional approximately 1.555 million shares of common stock. As a part of the Registration Rights Agreement, the Company will file a post-effective amendment to the S-2 reflecting the adjusted conversion rate. The Company heretofore had included additional shares in the effective registration statement to cover such a contingency. On February 28, 2003, when the closing market price of Calypte’s common stock was $0.058 per share, the Company agreed to issue additional shares to Bristol pursuant to their February 18, 2003 conversion of $150,000 principal amount of the 12% Convertible Debentures. The additional shares will be issued based on the difference between the number of shares previously issued pursuant to the conversion notice (based on a conversion price of 70% of the 3 lowest trades for the 20 days preceding conversion) and the number of shares that would have been issued based on a conversion price of the lesser of (1) $0.05 per share or (2) 60% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion. Accordingly, this table uses the 60% value in estimating shares issuable at February 28, 2003. The letter agreement between the Company and Bristol is filed as an exhibit to this Form 10-K.
(8)	Pursuant to the convertible debenture agreement, these notes cannot be converted prior to March 1, 2003. The table indicates the number of shares potentially issuable at February 28, 2003 in the absence of this restriction.

In May, 2002, Calypte issued warrants and options to purchase 19 million shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants have exercised all the warrants and options and Calypte has issued 19 million shares and received proceeds of $292,500. All but one of the consulting agreements discussed above expired in August and we have entered into new agreements for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product development of synergistic relationships with appropriate public service organizations. In November 2002, Calypte issued warrants to purchase 28.5 million shares of our common stock and stock grants for 2.1 million shares of our stock to consultants under the terms of these new agreements. We issued 10.5 million warrants at an exercise price of $0.05 per share on November 1, 2002, when the market price of our stock was $0.14 per share. We issued an additional 18.0 million warrants at an exercise price of $0.05 on November 20, 2002, when the market price of our common stock was $0.09. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. We received aggregate proceeds of approximately $1.4 million by December 31, 2002 from the exercise of the warrants and issued 29.6 million shares of our common stock pursuant to the warrant exercises and stock grants. In February 2003, we received $0.01 million from the exercise of the remaining warrants as detailed above and issued 1 million shares of our common stock. We may continue to issue options and warrants at significant discounts to market or issue direct stock grants in return for necessary consulting services. We would subsequently register the underlying shares on a Form S-8 for resale by the consultants. See Recent Developments Subsequent to December 31, 2002 (below) for further developments regarding the issuance of warrants and options.

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

On February 21, 2002, the Company renegotiated the terms of repayment under its Promissory Note with the parent company of its then-largest stockholder. The amended Note required payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raised at least $2 million in external financing, not including the convertible debentures and warrants discussed above. If there was a remaining balance under the Note upon the Company’s obtaining proceeds of at least $2 million of external financing, the Company was obligated to repay $200,000 on the note and should any balance on the Note remain thereafter, the Company was obligated to continue monthly payments of $35,000 until the Note was repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until 30 days following the date on which the Company’s registration statement for the Bristol convertible debentures becomes effective, at which time the Company is required to make a $200,000 payment and to resume making monthly payments of $35,000. The Bristol registration statement became effective on February 14, 2003. No payments have been made on this note since February 2002. The Company renegotiated the terms of the note due to a lack of available funds and to avoid a default. See “Recent Developments Subsequent to December 31, 2002” for a description of a further renegotiation of this note.

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through 2003, or to permit it to achieve the revenue and profitability guidance provided previously. The Company must achieve profitability for its business model to succeed. Prior to accomplishing this goal, it will need to raise additional funds, from equity or debt sources. The Company believes that it may need to arrange additional financing of at least $10 million in the next twelve months. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to continue its operations at current levels, or at all. As of December 31, 2002, the Company reported cash on-hand of $147,000. During the fourth quarter of 2002, cash receipts exceeded cash expenditures by $128,000, but trade payables and accrued expenses increased by $1,487,000. The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. The Company’s inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

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

Our independent auditors continue to issue an opinion indicating that our recurring losses from operations, our working capital deficit and our accumulated deficit raise substantial doubt about our ability to continue our business operations as a going concern. There can be no assurance that the additional capital that the Company requires will be available on acceptable terms, if at all. Any failure to secure additional financing will place the Company in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a long-term basis. There can be no assurance that the Company will be able to achieve improvements in its manufacturing processes or that it will achieve significant product revenues from its current or potential new products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

Recent Developments Subsequent to December 31, 2002

Increase in Authorized Shares

On February 14, 2003, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware that increased the number of shares of authorized Common Stock from 200 million to 800 million. The Company’s stockholders approved the Amendment to the Certificate of Incorporation at the Special Meeting of Stockholders held on February 14, 2003. A principal purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance the Company’s continuing operations.

Extension of 10% Convertible Note

In January 2003, the Company and BNC Bach agreed to extend the maturity date of the 10% Convertible Note to March 17, 2003. The maturity of this note was further extended on March 17, 2003 until April 4, 2003.

Extension of 8.5% Current Note

On February 28, 2003, the Company and LHC Corporation agreed to execute a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the previous note. The payment terms require monthly principal payments of $17,500 plus interest from March through May 2003, increasing to $35,000 monthly, plus interest, thereafter unless and until the Company secures at least $5,000,000 in additional financing at which time the remaining balance is due and payable.

Warrants and Stock Grants

In January and February 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various legal, business, advisory, marketing and distribution functions similar to those entered into during 2002. On February 14, 2003, when the market price of the Company’s stock was $0.067, the Company issued warrants to purchase an aggregate of 22,000,000 shares of its common stock at $0.05 per share and stock grants of an aggregate of 7,650,000 shares of its common stock as compensation for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. At February 28, 2002, the consultants had exercised warrants to purchase 16,000,000 shares of the Company’s common stock and the Company had received proceeds of $800,000.

Conversion of 8% Convertible Note

On February 3, 2003, Excalibur Ltd. Partnership converted $100,000 principal of its $200,000 Note dated May 24, 2002 plus accrued interest and accumulated liquidated damages. The Company issued 4,113,640 shares of its common stock to Excalibur pursuant to this conversion.

Conversion of 12% Convertible Debenture and Modification of Conversion Price

On February 18, 2003, when the market price of our common stock was $0.061 per share, Bristol provided notice to the Company that it intended to convert a portion of its debenture subject to an adjusted conversion rate as a result of the terms of its Security Purchase Agreement with the Company. Based upon the foregoing, the Company determined that it would permit Bristol to convert at an adjusted conversion rate which will result in the issuance of an additional approximately 1.6 million shares of common stock. As a part of the Registration Rights Agreement, the Company and Bristol agreed that the Company would file a post-effective amendment reflecting the additional conversion rate prior to permitting Bristol to convert at the adjusted conversion rate. The Company heretofore had included adequate shares in its registration to cover such a contingency. Accordingly, as of February 18, 2003, Bristol converted an additional $150,000 principal of the original $425,000 12% Convertible Debenture plus accrued interest and accumulated liquidated damages. The Company issued 9,227,626 shares of its common stock to Bristol pursuant to this conversion. The additional shares to be issued to Bristol will be issued based on the difference between the number of shares previously issued pursuant to the conversion notice and the number of shares that would have been issued based on a conversion price of the lesser of (1) $0.05 per share or (2) 60% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion subject to anti-dilution provisions through the filing of the post-effective amendment. The post-effective amendment to the Registration Statement will incorporate the new conversion price for all subsequent conversions. A letter agreement between the Company and Bristol confirming the foregoing is field as an exhibit to this Form 10-K.

10% Short-term Convertible Debentures

On January 13, 2003, the Company issued a $1,000,000 10% convertible debenture to Mercator Focus Fund, L.P. and received net proceeds of $818,000, net of fees and expenses. $308,000 of the proceeds were used to repay the October 2002 $300,000 12% Convertible Debenture with accrued interest to Mercator Momentum Fund, L.P. The debenture is convertible into the Company’s common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.10. At the time of closing, the trading price of our stock was $0.06. Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. The Company has not yet filed a registration statement for the shares underlying this debenture. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock.

On January 29, 2003, the Company issued a $450,000 10% convertible debenture to Mercator Momentum Fund, L.P. and received net proceeds of $440,000 net of fees and expenses. The debenture is convertible into the Company’s common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.10. At the time of closing, the trading price of our stock was $0.06. Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. The Company has not yet filed a registration statement for the shares underlying this debenture. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock.

Extension of Mercator Debenture Registration Periods

On February 14, 2003, the Company and Mercator Momentum Fund, L.P. and Mercator Focus Fund, L.P. agreed to waive all penalties relating to non-registration of the underlying common stock as required in the various Registration Rights Agreements until April 4, 2003.

Operating Activities

For the years ended December 31, 2002 and 2001, the cash we used in operations was $8.7 million and $4.1 million, respectively. The $4.6 million increase in cash used in operations during 2002 is the result of two primary factors:

•	the wind-down and restart of our operations, specifically the need to fund our manufacturing and administrative operations prior to completing production that was available for sale,

•	partially offset by a $0.2 million increase in accounts payable and accrued expenses resulting from our delay in making timely payments to our suppliers due to our limited cash availability.

The cash we used in operations was primarily for manufacturing, for restarting the manufacturing operations, for promoting and marketing our complete urine HIV-1 testing method, and for our research, selling, and general and administrative expenses.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations ceased upon adoption of this Statement, which began with the Company’s fiscal year beginning January 1, 2002. The adoption of SFAS No. 142 had no effect on the Company’s consolidated financial statements.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company adopted the provisions of SFAS No. 144 beginning with its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations; however it will require the reclassification in 2003 of the previously-recognized gains discussed in Notes 6 and 8 in the accompanying financial statements currently classified as extraordinary.

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

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through the second quarter of 2003 unless new financing is arranged. Although, from May 10, 2002 through February 28, 2003, we have completed new financings in which we have received an aggregate of approximately $8.2 million, exceeding the initial $5 million letter agreement commitment, we do not know if we will succeed in raising additional funds through further offerings of debt or equity. We must ultimately achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange additional financing of at least $10 million to sustain our operations for the next twelve months. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

As of December 31, 2002 our cash on hand was $147,000. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our Independent Auditors have Stated that Our Recurring Losses from Operations and Our Accumulated Deficit Raise Substantial Doubt about Our Ability to Continue as a Going Concern.

The report of KPMG LLP dated February 7, 2003 covering the December 31, 2002 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We will need to raise more money to continue to finance our operations. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

Our Prior Announcement that We Would be Winding Down Our Business Operations May Have A Detrimental Effect on Our Business.

During the first quarter of fiscal year 2002, our financial condition and availability of operating funds deteriorated significantly, to the point that in early April 2002, it was determined that we would need to curtail our business operations and possibly consider filing for bankruptcy protection. We announced that our financial condition had reached a critical point in mid April 2002 at which time we publicly announced and began the process of furloughing employees as a part of the winding down of our business operations. We had announced that the complete cessation of our business operations was a likely possibility at that time. Subsequently, in May of 2002, before we finalized the winding down process, we received a commitment for sufficient additional financing to allow us to resume our operations. The winding down of operations and the subsequent recommencement of our business did not have a materially adverse effect on the majority of our relationships with suppliers and customers, however, we did encounter certain non-recurring costs associated with the restart of operations in our second quarter and expect that these costs will continue through the mid-2003. Additionally, we experienced certain instances of delay in obtaining materials required for our manufacturing processes as a result of the need to develop payment arrangements with vendors concerned about our financial stability. Most of our supply arrangements with our materials vendors are currently on a cash-only basis, and some require the repayment of past due amounts in addition to payment for current orders. Although to date we have not seen a significant adverse effect from our prior announcement of winding down and our subsequent recommencement of our business, there can be no assurance that it will not have an adverse effect on our future revenues and customer base. If we are unable to re-establish our manufacturing efficiency, including the ability to procure an orderly flow of manufacturing materials and supplies, we may subsequently have difficulty fulfilling orders and maintaining customers.

We May be Prevented from Continuing Our Business Operations in the Event of an Adverse Decision in a Legal Action Commenced Against Us by Our Former Counsel.

Our former counsel commenced a legal action against us for fees and expenses in the sum of $546,132 incurred for services rendered primarily between January 2001 and April 2002, plus $93,312 in interest, calculated through March 19, 2003 at 10% per annum on the claimed outstanding balance. The amount claimed in the legal action, including interest, is approximately 19% of our total assets as of December 31, 2002. While we believe we have meritorious defenses to the claims, there can be no assurance concerning the outcome of the litigation. An adverse decision resulting in a judgment against us would materially affect our ability to continue our business operations in their present form, or possibly at all.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

We have engaged in negotiations with our creditors to restructure and reschedule our payment of certain obligations. On February 12, 2002, we closed a restructuring of approximately of $1.7 million of our trade debt, including approximately $1.0 million of royalty obligations, pursuant to which 27 creditors agreed to discharge such debt and minimum royalty obligations in exchange for a total of 1.4 million shares of our common stock. As of December 31, 2002 our accounts payable totaled $3.5 million, of which $2.6 million was over sixty days old. We currently have primarily cash-only arrangements with suppliers and certain arrangements require that we pay down certain outstanding amounts due when we make a current payment. These past due payments vary monthly depending on the items purchased and range from approximately $50,000 to $200,000 per month. As of December 31, 2002 we have accrued an aggregate of approximately $338,000 in royalty obligations to our key patent licensors, of which approximately $215,000 were past due. Although we anticipated that past due royalties could be brought current by the end of 2002 under agreed payment plans, we have been unable to remain current on our royalty payment obligations through December 31, 2002. The licenses attributable to past due royalty payments relate to technology utilized in both our urine EIA screening test and our supplemental urine and serum tests. Because of the interdependence of the screening and supplemental tests in our testing algorithm, the inability to use any one of the patents could result in the disruption of the revenue stream from all of our products. If we are unable to obtain additional financing on timely and acceptable terms, our ability to make payment on past due negotiated royalty obligations, make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. We have not made any royalty payments since year-end.

Additionally, certain vendors and service providers with whom we have not currently arranged payment plans have or may choose to bring suit against the Company to recover amounts they deem owing, as described in Part I, Item 3 Legal Proceedings. While we may dispute these claims, should the creditor prevail and if additional financing is not available when required or is not available on acceptable terms, the Company will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

The Company and the Price of Our Shares May Be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

At December 31, 2002, approximately 124 million or 82% of the outstanding shares of our common stock were freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through December 31, 2002, the Company has issued approximately 152 million shares and raised $94 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of the Company’s common stock from 200 million to 800 million. The continuing need to raise additional funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock or through debt instruments that may convert into shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or “PIPE” transactions, equity lines of credit, and other transactions summarized in the table included in the “Financing Activities” section of Liquidity and Capital Resources in this document.

We will continue to seek financing on an as-needed basis on terms that are negotiated in arms-length transactions. Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2002 was $13.3 million and our accumulated deficit was $101.5 million. We expect operating losses to continue for at least the next several quarters as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and clinical trials on potential new products.

Risks Related to Our Recent Financings — Our Equity Line of Credit with Townsbury and the Convertible Debentures and Warrants Agreement with Bristol and the Other Recent Financings

We May be in Default In Payment of Principal and Interest Under the Terms of Our Previously Issued 8% Convertible Notes.

On February 14, 2003 we completed the registration process for $525,000 of the Bristol Debentures but we have not filed a registration statement for any Other Recent Financings. As described more completely in footnote 3 to the Recent Financings table in the “Financing Activities” section of Liquidity and Capital Resources, many of these financings have requirements for registration and impose liquidated damages for delays beyond 30 days from the transaction date allowed for filing a registration statement or 90 days for the registration to be declared effective. Additionally, the holders of the original face value of $3,125,000 of the 8% Convertible Notes have the right to demand immediate repayment of the outstanding principal balance plus accrued interest due to the non-registration of the underlying shares. Although none of the holders has demanded repayment, we may be required to repay the outstanding balance of $2,985,000 prior to maturity. Accordingly, we have classified these notes as a current liability in the accompanying consolidated financial statements. The convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month’s delay. The PIPE financing at $0.05 per share requires liquidated damages at the rate of 250,000 shares of Calypte common stock for each 10 days of delay. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company’s common stock, although the PIPE financing agreement specifies damages to be paid in stock. Liquidated damages attributable to registration delays on the convertible notes and debentures continue to accrue at a rate of approximately $63,000 per month plus 750,000 shares attributable to the PIPE transaction.

Our “Recent Financings” and the Issuance of Shares Pursuant to the “Recent Financings” May Cause Significant Dilution to Our Stockholders and May Have a Negative Impact on the Market Price of Our Common Stock.

The resale by Townsbury, Bristol and the investors providing Other Recent Financings of the common stock that they purchase from us has increased and will continue to increase the number of our publicly traded shares, which could put downward pressure on the market price of our common stock. As of December 31, 2002, of the 152 million shares outstanding, approximately one-third have been issued pursuant to these recent financings.

As of December 31, 2002, while there are essentially no registered shares remaining under the equity line, there is approximately $6.6 million remaining under the commitment and we could decide to file a new registration statement for additional shares and continue selling shares of our common stock under the equity line. Since all the shares we sell to Townsbury would be available for immediate resale, the mere prospect of our sales to Townsbury could depress the market price for our common stock. The shares of our common stock issuable to Townsbury under the equity line facility would be sold at 88% of the daily volume weighted average price of our common stock on the date of purchase subject to adjustment if our market capitalization increases significantly.

Similarly, the shares of our common stock issuable to Bristol upon conversion of the $850,000 debenture commitment will be issued at a price equal to the lesser of 70% of the average of the 3 lowest trading prices of our common stock during the 20 trading days immediately preceding the conversion or exercise or at $0.115 per share, subject to adjustment per the Securities Purchase Agreement. As described in Recent Developments Subsequent to December 31, 2002, we have reduced the conversion price for $790,000 of the debenture commitment that may be converted into the underlying shares of common stock after the effectiveness of the registration statement to 60% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion, but no more than $0.05 per share. Bristol has funded $525,000 of the $850,000 commitment and we have registered 30.3 million shares for resale upon debenture conversions. At this time, we have not registered the shares underlying the remaining $325,000 debenture commitment nor the 13.7 million shares underlying the Class A and B warrants. However, we could be required to register the underlying shares if these securities are funded. At February 28, 2003, we have issued 13.7 million shares upon the conversion of $210,000 principal plus interest and liquidated damages. Based on current market prices, the exercise of the outstanding debentures, the remaining debenture commitment and the Class A and B warrants would result in the issuance of an additional 51.6 million shares.

Further, the investors that have provided Other Recent Financings, with agreements in place, have the ability to convert their Notes and Debentures, and their related warrant shares, into an additional 151 million shares based upon the market price of our common stock as of February 28, 2003. Additionally, the Company has issued 22.8 million restricted shares of common stock to these investors. The common stock and the common stock underlying the notes and debentures issued to the investors providing Other Recent Financings are unregistered, however they may be subject to Rule 144 and $2.225 million of Other Recent financings will have been held for one year on May 24, 2003. All of the agreements include ownership limitations by the investors that would prohibit a change of control. None of the Other Recent Financings permit ownership by the respective investors of more than 9.9% of the Company’s outstanding stock without the Company’s agreement. These notes and debentures are convertible at discounts to the market price of our common stock.

If we were to require Townsbury to purchase our common stock at a time when our stock price is low, our existing stockholders would experience substantial dilution. If Bristol or the investors in the Other Recent Financings convert the shares underlying their securities when our stock price is low, our existing stockholders would experience substantial dilution.

Refer to the table in “Financing Activities” for a summary of potential dilution by type of security related to the Recent Financings.

Consequently, the issuance of shares to Townsbury subsequent to the potential filing of a new registration statement for the equity line facility and to Bristol upon conversion and exercise of the debentures and warrants and to the investors providing Other Recent Financings on the conversion of their Notes and Debentures will dilute the equity interest of existing stockholders and, coupled with the registration of restricted shares, could have an adverse effect on the market price of our common stock. In addition, depending on the price per share of our common stock during the life of these financings, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our common stock.

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

Although at the current time there are essentially no registered shares remaining under the equity line, there is approximately $6.6 million remaining under the commitment. We could decide to file a new registration statement for additional shares and continue selling shares of our common stock under the equity line. We have substantial discretion and are also subject to mandatory requirements regarding the number, size and timing of the draw downs under the equity line and debt and warrant conversions that will occur pursuant to the Bristol debentures and warrants. In addition, when we are not subject to mandatory draw downs under the equity line, at the time we make a draw down request, we have the right to limit the amount of dilution that will occur by setting a minimum threshold price below which shares may not be sold in that draw down. However, if we set the minimum threshold price at a level high enough to limit the sale of our shares, the amount of funds we can raise in that draw down will also be reduced. Some of the factors that we will consider in determining the size and amount of each draw down and the minimum threshold price are:

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

Our discretion with respect to the number, size and timing of each draw down request is also subject to a number of contractual limitations. Conversely, we have little discretion regarding the timing of conversion of the various convertible debenture and note instruments we have issued and the ultimate number of shares that we may have to issue upon their conversion. While the investors who hold these notes and debentures may consider some of the factors above, they will make conversion decisions based on their own investment strategies and requirements, which may not include consideration of the dilutive impact of their conversions. Accordingly, it may be difficult to predict the number of shares of our common stock that will be sold on the public market, which may adversely affect the market price of our common stock.

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

The Sale of Material Amounts of Our Common Stock Could Reduce the Price of Our Common Stock and Encourage Short Sales.

As we issue shares of our common stock pursuant to the Recent Financings and the investors then resell the common stock, our common stock price may decrease due to the additional shares in the market. Ifthe price of our common stock decreases, and if investors convert the notes or debentures and resell the stock they receive upon conversion as we either register the underlying shares or the underlying shares qualify for sale under Rule 144, or if we decide to register additional shares so that we may continue to draw down on the equity line of credit, or as we are required to issue shares upon conversions of the Bristol debentures and Class B warrants, we will be required to issue more shares of our common stock for any given dollar amount invested. This may encourage short sales, which could place further downward pressure on the price of our common stock.

Because the Investors in the Recent Financings are Residents of Foreign Countries, It May be Difficult or Impossible to Obtain or Enforce Judgments Against Them and the Investors are also Subject to United States and Foreign Laws that Could Affect Our Ability to Access the Funds.

Townsbury, Bristol, and the unaffiliated investors who have provided the Other Recent Financings are off-shore investors and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible to effect service of process on the investors within the United States. It may also be difficult or impossible to enforce judgments entered against the investors in courts in the United States based on civil liability provisions of the securities laws of the United States. In addition, judgments obtained in the United States, especially those awarding punitive damages, may not be enforceable in foreign countries.

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

Under the Terms of Our Recent Financings We Have or May Have to Grant Partial or Complete Liens On Substantially All of Our Assets.

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

As a result, if our stock price and trading volume fall below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down all $10 million pursuant to the Townsbury equity line facility. At current trading volume and pricing levels, and if we register additional shares, we could draw the remaining $6.6 million commitment under the line. However, should volume or price decrease, we might not be able to access the full line.

Similarly, the amount of funds that we may receive upon exercise of the warrants issued to Bristol in conjunction with the convertible debentures is likewise limited by our trading volume. We issued two types of warrants to Bristol — Class A and Class B warrants. Bristol has sole discretion over the exercise of the Class A warrants. However, provided there is an effective registration for the shares underlying the debentures and Class A and B warrants, Bristol may be obligated to exercise the Class B warrants whenever it converts the debentures and it is obligated to convert the debentures each month at a rate that will result in the exercise of a number of warrants equal to at least 7.5% of the trading volume of our shares for the 60 days immediately preceding the conversion. The exercise price of the Class B warrants is in turn set at the lesser of 75% of the average of the three lowest trading prices for our common stock for the twenty trading days immediately preceding the conversion and exercise and $0.215 per share, subject to anti-dilution adjustments for below-market sales of our common stock. Accordingly, if the trading volume of our shares does not reach certain levels and our stock price declines significantly, the number of warrant shares that Bristol may exercise upon conversion of the debentures and the price that Bristol pays for such shares may decrease and reduce the amount of funds that we may receive upon exercise of the Class B warrants.

Therefore, if our trading volume and stock price decline, or if we fail to register all shares underlying the debentures and warrants, Bristol may not completely convert the debentures and the warrants, and we, at current market prices, may not receive the approximately $0.8 million in expected proceeds at December 31, 2002 from the issuance and conversions. Additionally, if we are unable to draw down the full $10 million under the equity line and/or realize the expected proceeds from the debentures and warrants and we are unable to secure alternative financing, we may have to curtail the scope of our operations as contemplated by our business plan.

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

Beginning on July 13, 2001, our stock has traded on the Over-the-Counter Bulletin Board. Although the per share price of our common stock has declined since it was delisted from the Nasdaq SmallCap Market, trading volume in our stock has increased. We are uncertain, however, about the long-term impact, if any, on share value as a result of trading on the Over-the-Counter Bulletin Board.

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.012 per share and as high as $0.43 per share in the twelve months ended December 31, 2002. We believe that some of the factors leading to the volatility include:

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	fluctuations in our operating results;

•	concerns about our ability to finance our continuing operations;

•	financing arrangements, including the Recent Financings, which may require the issuance of a significant number of shares in relation to the number of shares currently outstanding;

•	announcements of technological innovations or new products which we or our competitors make;

•	FDA and international regulatory actions;

•	availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;

•	developments with respect to patents or proprietary rights;

•	public concern as to the safety of products that we or others develop;

•	changes in health care policy in the United States or abroad;

•	changes in stock market analysts’ recommendations regarding Calypte, other medical products companies or the medical product industry generally; and

•	fluctuations in market demand for and supply of our products.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services May Have a Negative Effect on the Trading Price of Our Common Stock.

During 2002, we issued approximately 50 million shares of our common stock pursuant to warrants, options, and stock bonus grants to consultants, and we have subsequently issued warrants and stock bonuses for an additional 30 million shares, as more fully described in “Liquidity and Capital Resources”. As we continue to look for ways to minimize our use of cash while obtaining required services, we plan to issue additional warrants and options at or below the current market price and make additional stock bonus grants. In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market In Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

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

Risks Related to Our Business

Our Business Operations May be Curtailed as a Result of a Temporary Protective Order Obtained by Our Former Counsel or a Potential Attachment in Connection with Pending Litigation Against Us.

As described more completely in Item I, Part 3. Legal Proceedings, in the legal action by our former counsel, Heller Ehrman White & McAuliffe, LLP (“Heller”), to recover the sum of $546,132 plus interest of $93,312 for claimed past due legal fees and expenses, Heller obtained a temporary protective order (“TPO”) on January 27, 2003 which expired on March 10, 2003. The TPO limited our ability to make payments from our operating bank account in California. At present, the Company’s California-based operations generate less cash, including corporate property converted into cash, than the payments permitted by the TPO. The TPO permitted us to only issue payments for current payroll, taxes, COD deliveries of goods and legal expenses in connection with the legal proceeding. The TPO affected the Company’s ability to fund its California-based research and development, which impacts its relationship with the FDA and other agencies, as well as its sales and manufacturing activities. While the TPO is no longer in effect, in the event that Heller seeks and obtains a new TPO, it would again impinge on the Company’s operations. A TPO may interfere with the Company’s timetable for its research and development and manufacturing of its products and with its ability to raise needed working capital to fund its continued operations. Further, its sales and marketing and certain other activities that are based in California may be impacted as the TPO would only permit limited payments of present payroll, COD goods, taxes and certain legal expenses connected with the Heller action in California using California funds. Although the use of its California accounts may be restricted by a TPO, the Company’s use for any corporate purpose of its accounts in other areas would not be affected by a TPO issued by the Superior Court. We are contesting the claims and disputing certain of the billing charges. A hearing previously scheduled for March 19, 2003 by Heller to obtain a Writ of Attachment was taken off calendar. The Company in turn withdrew its previously asserted cross-complaint without prejudice. In the event Heller places the matter back on the court’s calendar and should Heller obtain a Writ of Attachment, the Company may be prevented from using any of its California funds for any purpose until the claimed liability is satisfied. All cash on deposit in California and corporate property in

California converted into cash, up to the amount of the potential judgment, would be set aside until a judgment is rendered by the court with respect to the Heller claims. Until the full amount of the Heller claim plus interest is on deposit in the Company’s bank account in California, only funds in accounts in other areas could be used to pay for the Company’s operations and commitments, including its California operations and California research and development and its sales expenses. Essentially, the Company would have to set aside approximately $640,000 at which time it could then operate as normal. An attachment may permit Heller to obtain custody of some of the Company’s California property, which in turn would materially impair the Company’s business. At February 28, 2003, the Company had negligible amounts of cash on deposit in its California accounts and in other areas.

Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

•	actions taken by the FDA or foreign regulatory bodies relating to our products;

•	the extent to which our products and our HIV and STD testing service gain market acceptance;

•	the timing and size of distributor purchases;

•	introductions of alternative means for testing for HIV by competitors; and

•	customer concerns about the stability of our business which could cause them to seek alternatives to our product.

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

We have had FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since 1998. We have achieved market penetration within the domestic life insurance industry. Based upon our internal estimates, we believe that as of the end of 2002, out of approximately 7.1 million HIV-1 tests given by the domestic life insurance industry in 2002, approximately 0.6 million were administered with our urine based tests. However, we have not achieved significant market penetration in domestic public health agency or international markets. A disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to either cease operations or expend more resources on market penetration.

Our Distribution and Sales Network for U.S. Hospitals, and Public and Private Health Markets Has Thus Far Failed to Yield Significant Sales and Revenues.

Domestic health agencies are a fragmented marketplace with many small outlets which makes achieving market acceptance difficult. Because we lack sufficient working capital, we have experienced difficulty in penetrating independent public and private health markets as they require direct selling efforts. Initially, we entered into a distribution agreement with a distributor of medical products to domestic healthcare markets, who encountered significant obstacles due to the fragmented nature of the domestic health care market place. We terminated the distribution agreement and have expanded our own direct sales force in an effort to better penetrate the domestic healthcare markets and, in conjunction with other business partners, have re-launched Sentinel. If our efforts to market our products to domestic hospitals and public and private health organizations fail to yield significant amounts of revenue, we may have to cease operations.

We Depend Upon the Viability of Three Primary Products — Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our current products. Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

We Have Experienced a Decrease in the Sale of Our Cambridge Biotech Serum Western Blot Test

Our Cambridge Biotech HIV-1 Serum Western Blot kit is the first of four supplemental blot tests for blood HIV-1 antibodies licensed by the FDA. The Western Blot test has been in commercial distribution for more than nine years. We sell the serum-based Western Blot test for HIV-1 as a supplemental test to HIV-1 screening test products made by other manufacturers. In the fiscal year ended December 31, 2002, Western Blot sales accounted for 43% of our revenues. Western blot test sales to bioMerieux Inc. accounted for a total 17.5% of our sales revenues for 2002. Subsequent to our restart of operations in May 2002, we have not sold any of our Western Blot test to bioMerieux although we have signed several new customers, including Adaltis, Inc., which is a new distributor, and other smaller customers who previously purchased from bioMerieux and who now purchase directly from us. Although there is limited competition in the supplemental testing market and the cost and time attributed to the only known production process makes it unlikely that additional companies will seek to qualify and engage in the production of these supplemental tests, we have yet to regain our market share. Until this occurs, the loss in sales to bioMerieux will have a detrimental impact on our cash flow and may (1) delay or disrupt our plans to expand the Company’s business and (2) require us to raise additional equity capital, thereby further increasing dilution, which could place further downward pressure on the price of our common stock. A more complete discussion of our revenues and customers can be found in the “Customer Trends” section of the MD&A.

We May Experience a Decrease In The Sales of Our HIV Viral Lysate Which Previously Accounted For a Material Amount of Our Revenue.

Our HIV viral lysate is a component of the production of our Western Blot Supplemental tests. There is a limited demand for our HIV viral lysate, which we have in the past been able to sell to certain customers. The sale of viral lysate accounted for approximately 6 % and 20% of our revenue for the fiscal year ended December 31, 2002 and 2001, respectively. This large percentage of revenues attributed to the sale of our HIV viral lysate may have resulted from our principal customer stockpiling larger than normal quantities of our viral lysate during 2001 and early 2002 in light of our tenuous financial condition in an effort to avoid a potential interruption of supply. As a result of such stockpiling, we may experience a decrease in the level of our sales of HIV viral lysate. However, as we view our HIV viral lysate as a manufacturing component, its sale is not considered to be a major contributor to our anticipated future revenue, but rather a supplemental revenue source.

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

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a licensing agreement with National Institutes of Health. Although we have arranged payment plans with certain of the licensors in an effort to resolve past due balances owed under the license agreements, we have not been able to remain current on all of them. As of December 31, 2002 we had accrued an aggregate of approximately $215,000 in past due royalty obligations to our patent licensors. In the event our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized. Specifically, during the year, revenues subject to the New York University, Cambridge Biotech, Repligen and Texas A&M license agreements were $1.5 million and revenues subject to the National Institutes of Health agreement were $2.0 million. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Among the critical items we purchase from qualified sole source suppliers are various conjugates, fetal bovine serum, and HIV-positive and HIV-negative urine samples. Any delay or interruption in the supply of these or other sole source components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, if our financial condition reduces our ability to pay for critical components on a timely basis, our suppliers may delay or cease selling critical components to us, which could also impair our ability to manufacture. We typically do not have long-term supply agreements with these suppliers, instead using purchase orders to arrange for our purchases of materials.

We Have Limited Experience in Manufacturing Our Products and Little Experience in Manufacturing Our Products In Commercial Quantities.

Our lack of working capital and turnover among our manufacturing personnel as a result of our wind-down and restart has resulted in material production difficulties in the past including problems involving:

•	scaling up production of new products;

•	developing market acceptance for new product;

•	production yields;

•	quality control and assurance;

•	raw material supply; and

•	shortages of qualified personnel.

These difficulties that we have experienced, and may experience in the future could affect our ability to meet increases in demand should our products gain market acceptance and could impede the growth of our sales revenues.

The Success of Our Plans to Enter International Markets May Be Limited or Disrupted Due to Risks Related to International Trade and Marketing and the Capabilities of Our Distributors.

We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. More specifically, in October 2002, we completed a new agreement for the distribution of our products in the Peoples’ Republic of China that calls for minimum purchases of $3 million over the two-year term of the agreement, and which also provides for a two-year extension contingent upon the distributor’s performance. This agreement can be terminated by either party upon ninety days notice. Additionally, the Company has entered into a Memorandum of Understanding with Safe Blood for Africa Foundation. The memorandum serves as a non-binding understanding between the parties to enter into a formal distribution agreement whereby Calypte would appoint Safe Blood for Africa as its exclusive distributor (excluding the HIV-1 Serum Western Blot) for its in vitro diagnostic test kits for a period of ten years to all public and private entities whose primary activity is related to the collection and processing of human blood donations in sub-Saharan Africa. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers in our fiscal year ended December 31, 2002 accounted for only 4% of our revenue. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

•	the imposition of government controls (regulatory approval);

•	export license requirements;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•	difficulties in managing international operations (difficulty in establishing a relationship with a foreign distributor with the financial and logistical ability to maintain quality control of product);

•	fluctuations in foreign currency exchanges rates;

•	the financial stability of our distributors;

•	the financial capabilities of potential customers in lesser-developed countries or, alternatively, our inability to obtain approvals which would enable such countries access to outside financing, such as the World Bank;

•	the ability of our distributors to successfully sell into their contractual market territory or to successfully cover their entire territory;

•	the possibility that a distributor may be unable to meet minimum contractual commitments; and

•	establishing market awareness.

Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to successfully market our products in foreign markets. Any such failure will delay or disrupt our plans to expand the Company’s business.

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

Competition in our diagnostic market is intense and we expect it to increase. The marketplace where we sell our products is divided into two categories: (i) screening, and (ii) supplemental testing. Within the United States, our competitors for screening tests include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples sold by Orasure Technologies, Inc. In the supplemental testing category of the market, we offer the only FDA approved urine-based test as well as a blood-based test. Bio-Rad Laboratories, Inc. is the only other company that offers a supplemental blood test. In addition to our urine and blood-based confirmation test, Orasure also offers an oral mucosal transidate (saliva) based supplemental test that competes with our test. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours, including Orasure’s recently-FDA approved rapid blood test. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products’ market share.

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

Our Research and Development of HIV Urine Tests Involves the Controlled Use of Hazardous Materials.

There can be no assurance that the Company’s safety procedures for handling and disposing of hazardous materials such as azide will comply with applicable regulations. For example, azide, when present in high concentrations and not diluted with water, can have an explosive reaction. Azide is a chemical used as a preservative in our kits. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be held liable for damages from such an accident and that liability could have a material adverse effect on the Company.

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

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws could:

•	discourage potential acquisition proposals (i.e. shareholder rights plan also known as a “poison pill”);

•	delay or prevent a change in control of Calypte;

•	diminish stockholders’ opportunities to participate in tender offers for our common stock, including tender offers at prices above the then-current market price;

•	inhibit increases in the market price of our common stock that could result from takeover attempts; or

•	grant to the Board of Directors the discretionary right to designate specific rights and preferences of preferred stock greater than those of our common stock.

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

Our Board of Directors has Certain Discretionary Rights With Respect to Our Preferred Shares That May Adversely Effect the Rights of our Common Stockholders.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the price of our common stock, as it relates to the conversion price of the 12% convertible debentures and the exercise price of the related exercisable Class A and mandatorily exercisable Class B warrants issued to Bristol Investment Fund in February 2002 as disclosed in Note 7 to the accompanying financial statements and in the “Financing Activities” subheading of Liquidity and Capital Resources in Part I, Item 2. We also face exposure to changes in the price of our common stock as it relates to the conversion price of the aggregate of $3,125,000 face value of 8% convertible notes issued during the second and third quarters of 2002 as disclosed in Note 7 to the accompanying consolidated financial statements and the $150,000 10% convertible note issued during the second quarter of 2002, also disclosed in Note 6 to the accompanying financial statements and in “Financing Activities”. Additionally, we face exposure to changes in the price of our common stock as it relates to the conversion price of the $550,000 and $300,000 face value of 12% convertible debentures issued during the third and fourth quarters of 2002, also disclosed in Note 7 to the accompanying financial statements and in “Financing Activities”.

The 12% debentures issued to Bristol are convertible at a price (the Conversion Price) equal to the lesser of (i) the average of the lowest three trading prices during the 20 days immediately prior to the conversion date discounted by 30%, subject to anti-dilution adjustment, and (ii) $0.115. See “Recent Developments Subsequent to December 31, 2002” for changes to the conversion price. The Class A warrant for up to 1,700,000 shares of common stock is exercisable at a price per share equal to the Conversion Price. The Class B warrant for up to 12,000,000 shares of common stock is exercisable at a price equal to the lesser of (i) the average of the lowest three trading prices during the 20 days immediately prior to the exercise price discounted by 25%; subject to anti-dilution adjustment, and $0.215 per share.

In addition, until such time that a registration statement covering the shares related to the Class A and B warrants described above is declared effective, the fair value of these warrants will be marked to market through earnings. We have not yet filed a registration statement covering the common stock underlying the warrant shares as it is not at market risk.

The 8% notes issued in May 2002 and thereafter are convertible into shares of the Company’s common stock at the lower of $0.10 or 70% of the average of the three lowest trades during the 30-day period preceding conversion.

The 10% convertible note issued in May 2002 and subsequently extended is convertible at the lesser of (1) $0.05 or (2) 60% of the average of the 3 lowest closing bid prices for 22 days preceding conversion.

The 12% $550,000 convertible debenture issued to Mercator in September 2002 and the $300,000 12% convertible debenture issued in October 2002 are convertible into shares of the Company’s common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.05.

These financings have requirements for registration and many impose liquidated damages for delays beyond 30 days from the transaction date allowed for registration. On February 14, 2003 the registration statement for $525,000 of the Bristol Debentures became effective, but we have not yet filed a registration statement for any of the other financings. The convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month’s delay. As of February 14, 2003, the Company had incurred approximately $122,000 in liquidated damages resulting from the delay in registration of the Bristol Debentures and as of February 28, 2003, approximately $644,000 in liquidated damages attributable to the delay in the registration of the remaining financings, all of which have been accrued during the periods in which they were incurred. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company’s common stock at same discount-to-market conversion price attributable to the debenture or note. As of February 28, 2003, all of the registration penalty provisions have been triggered, except for those in the Mercator agreements. The Company has issued approximately 4.7 million shares of its common stock in payment of liquidated damages. Based on current prices, the payment of liquidated damages in stock as of February 28, 2003 would require the Company to issue approximately 15.9 million shares of its common stock. Liquidated damages attributable to registration delays on the convertible notes and debentures continue to accrue at a rate of approximately $63,000 per month (or approximately 1.5 million shares at current prices). Additionally, the holders of the $3.125 million original face value of our 8% convertible notes now have the option, at any time, to require the redemption of the outstanding principal and any accrued interest as a result of the delay in registration of the notes.

Since December 31, 2002, the Company has issued two additional 10% convertible debentures to Mercator – one for $1,000,000 on January 13, 2003 and another for $450,000 on January 29, 2003. The Company used a portion of the proceeds of the $1,000,000 debenture to repay the $300,000 debenture issued in October 2002. Both debentures issued in January 2003 are convertible into shares of the Company’s common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $0.10.

Item 8.     Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are included on pages F-1 through F-44 of this Annual Report on Form 10-K.

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company’s fiscal years ended December 31, 2002 and 2001. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company’s audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-44 of this Annual Report on Form 10-K.

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

HISTORICAL QUARTERLY RESULTS OF OPERATIONS

(in thousands, except per share data)

(UNAUDITED)

Year ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,159	$1,209	$493	$809
Products costs	1,630	1,397	1,542	1,593
Gross profit (loss)	(471)	(188)	(1,049)	(784)
Operating expenses	1,456	2,267	1,784	4,428
Interest income (expense) and other income	(38)	(2,477)	1,338	(1,010)
Income taxes	(2)	—	—	—
Extraordinary gain on extinguishments of debt, net of income taxes	1,319	—	—	—
Dividend on mandatorily redeemable Series A preferred stock	(30)	(30)	(30)	(30)

Net loss attributable to common stockholders	$(678)	$(4,962)	$(1,525)	$(6,252)

Net loss per share attributable to common stockholders*	$(0.02)	$(0.08)	$(0.02)	$(0.05)

Year ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,402	$1,612	$1,465	$2,347
Products costs	1,990	1,743	1,487	1,766
Gross profit (loss)	(588)	(131)	(22)	581
Operating expenses	2,452	2,492	1,599	1,743
Interest income (expense) and other income	(484)	(336)	(5)	—
Income taxes	(2)	—	—	—
Extraordinary gain on repurchase of beneficial conversion feature	—	145	—	—
Dividend on mandatorily redeemable Series A preferred stock	(30)	(30)	(30)	(30)

Net loss attributable to common stockholders	$(3,556)	$(2,844)	$(1,656)	$(1,192)

Net loss per share attributable to common stockholders*	$(0.14)	$(0.10)	$(0.05)	$(0.03)

*	The sum of earnings per share for the four quarters is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Executive Officers and Directors of the Registrant

Following is a list of our Officers and Directors as of February 28, 2003

Name	Age	Principal Occupation	Director Since
Anthony J. Cataldo	52	Executive Chairman, Calypte Biomedical Corporation	5/02
Nancy E. Katz	43	President and Chief Executive Officer, Calypte Biomedical Corporation	10/99
Richard D. Brounstein	53	Executive Vice President and Chief Financial Officer, Calypte Biomedical Corporation	12/01
John J. DiPietro	44	Chief Financial Officer, Chronix Biomedical, Inc.	10/99
Paul Freiman	69	President and Chief Executive Officer, Neurobiological Technologies, Inc.	12/97
Dian J. Harrison	54	President and Chief Executive Officer Planned Parenthood Golden Gate	2/03
Julius R. Krevans, M.D.	78	Retired Chancellor Emeritus, Director of International Medical Services University of California, San Francisco	3/95
Mark Novitch, M.D.	70	Retired Adjunct Professor, George Washington University Medical Center	9/95
Zafar Randawa, Ph.D.	55	Director of the New Technology Evaluation Division, Otsuka America Pharmaceutical	12/96

For additional information about the officers and directors of Calypte Biomedical Corporation, see the section captioned “Executive Officers and Directors of the Registrant” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders which the Company will file by April 30, 2003.

Item 11.    Executive Compensation

Director Compensation

See the section captioned “Director Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders which the Company will file by April 30, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

See the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders which the Company will file by April 30, 2003.

Item 13.     Certain Relationships and Related Transactions

See the section captioned “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders which the Company will file by April 30, 2003.

Item 14.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

Not applicable.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Certain Documents Filed as Part of the Form 10-K

1.	Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule of Calypte Biomedical Corporation for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Calypte Biomedical Corporation.

Schedule	Pages
Independent Auditors’ Report on Financial Statement Schedule	S-1
II. Valuation and Qualifying Accounts	S-2

Other schedules not listed have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits

2.1^^^^	Asset Purchase Agreement, dated as of November 18, 1998, between Calypte and Cambridge
3.1%	Bylaws of the Registrant, as amended on April 19, 2000.
3.2**	Restated Certificate of Incorporation of Calypte Biomedical Corporation, a Delaware corporation, filed July 31, 1996.
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation effective as of February 14, 2003.
4.1^^^^	Rights Agreement between the Registrant and Chase Mellon Shareholders L.L.C. as Rights Agents dated December 15, 1998.
4.2^^^^^	Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.
4.3^^^^^	Registration Rights Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.
4.4^^^^^	Security Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.
4.5^^^^^	Form of Secured Convertible Debenture Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.
4.6^^^^^	Class A Stock Purchase Warrant for 1,700,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.
4.7^^^^^	Class B Stock Purchase Warrant for 12,000,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.
4.8^^^^^	Stock Purchase Warrant for 8,500 shares of Common Stock issued to Alexander Dunham Capital Group, Inc.
4.9^^^^^	Stock Purchase Warrant for 76,500 shares of Common Stock issued to Bristol Capital, LLC.
10.1*	Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2††††	2000 Incentive Stock Plan, as amended.
10.3####	1995 Director Option Plan, as amended.
10.4††††	1995 Employee Stock Purchase Plan.
10.5*	Lease Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of November 30, 1990.

10.6*	Second Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of May 14, 1991.
10.7*	Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of February 5, 1992.
10.8*	Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of April 15, 1993.
10.9*	Standard Form Lease 1255-1275 Harbor Bay Parkway Harbor Bay Business Park between Commercial Center Bank and the Registrant, dated as of August 22, 1992.
10.12*	Employment Agreement between the Registrant and Howard B. Urnovitz, dated as of January 25, 1995.
10.15^*	License Agreement between the Registrant and New York University, dated as of August 13, 1993.
10.16*	First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995.
10.17*	Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995.
10.18^*	Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996.
10.19^*	Research Agreement between the Registrant and New York University, dated August 12, 1993.
10.20^*	First Amendment to Research Agreement between the Registrant and New York University, dated as of January 11, 1995.
10.21^*	Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992.
10.22^*	Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996.
10.23^*	Sub-License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996.
10.24^*	Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993.
10.25^*	Non-Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993.
10.27^*	Distribution Agreement between the Registrant and Otsuka Pharmaceutical Co., Ltd., dated as of August 7, 1994.
10.29^*	Distribution Agreement between the Registrant and Travenol Laboratories (Israel), Ltd., dated as of December 31, 1994.
10.33*	Form of Option Agreement for Stockholders of Pepgen Corporation, dated as of October 12, 1995.
10.35*	Equipment Lease Agreement between the Registrant and Phoenix Leasing, dated as of August 20, 1993.
10.36*	Equipment Lease Agreement between the Registrant and Meier Mitchell/GATX, dated as of August 20, 1993.
10.37**	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of February 3, 1997.
10.39**	Equipment Lease Agreement between the Registrant and MMC/GATX, dated September 30, 1996.
10.40^**	Joint Venture Agreement between the Registrant and Trinity Biotech plc
10.41***	Second Addendum to Lease between the Registrant and Commercial Center Bank dated as of July 21, 1997.
10.42***	Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated December 9, 1997.

10.45^^	Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated April 25, 1998.
10.46****	Employment Agreement between the Registrant and William A. Boeger dated as of October 28, 1998.
10.47****	Employment Agreement between the Registrant and John J. DiPietro dated as of October 28, 1998.
10.48****	Guaranty made by Chih Ping Liu for the benefit of the Registrant dated September 30, 1998.
10.49#	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated December 21, 1998
10.50#	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated February 26, 1999
10.51##	Non-Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999
10.52##	Distribution Agreement between the Registrant and Carter-Wallace, Inc., dated as of September 9,1999
10.53##	Letter Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999
10.54##	Consulting Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999
10.55*****	Master Lease Agreement between Aquila Biopharmaceuticals, Inc., Landlord, and Biomerieux Vitek, Inc., Tenant, dated as of October 22, 1996
10.56*****	First Amendment to Lease between Aquila Biopharmaceuticals, Inc. Landlord, and Biomerieux Vitek, Inc., Tenant, dated October 2, 1997
10.57*****	Sublease Agreement between Registrant and Cambridge Biotech Corporation, assignee of Biomerieux, Inc. dated as of December 17, 1998
10.58*****	Sublease Agreement between Registrant and Cambridge Biotech Corporation, sub-lessee of DynCorp, dated as of December 17, 1998
10.59*****	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated October 12, 1999
10.60*****	Consulting Agreement between the Registrant and William A. Boeger dated as of October 18, 1999
10.61*****	Consulting Agreement between the Registrant and David Collins dated as of October 18, 1999
10.62*****	Employment Agreement between the Registrant and Nancy E. Katz, dated as of October 18, 1999
10.63*****	Letter of Intent re Modification of Distribution Agreement between Registrant and Otsuka Pharmaceutical Co., Ltd. dated as of December 10, 1998
10.64###	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of November 15, 1999.
10.65###	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of January 30, 2000.
10.66###	Restated Technology Rights Agreement between Registrant and Howard B. Urnovitz, Ph.D. dated as of March 1, 2000.
10.67###	Technology Rights Agreement between Registrant and Chronix Biomedical dated as of March 1, 2000.
10.68^ ###	Exclusive Independent Contractor Agreement for Project Sentinel between Clinical Reference Laboratory, Inc. and Registrant dated as of January 21, 2000.

10.69^####	Distribution Agreement between the Registrant and American Edge Medical, dated as of May 1, 2000.
10.70^####	Distribution Agreement between the Registrant and Biobras S.A., dated as of May 11, 2000.
10.71^####	Distribution Agreement between the Registrant and Beijing Hua Ai Science and Technology Development Co. Ltd, dated as of May 16, 2000.
10.72####	Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated as of May 24, 2000.
10.73^####	Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000.
10.74####	2000 Equity Incentive Plan.
10.75####	Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated June 26, 2000.
10.76####	Secured Promissory Note between the Registrant and Howard B. Urnovitz, dated June 30, 2000.
10.77^#####	Temporary Distribution Agreement between the Registrant and American Edge Medical Company effective August 1, 2000.
10.78#####	Extension of Consulting Agreement between Registrant and John DiPietro effective as of September 17, 2000.
10.79††	Convertible Debentures and Warrants Purchase Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.
10.80%	Extension of Consulting Agreement between the Registrant and William A. Boeger dated as of October 19, 2000.
10.81%	Second Amendment to Employment Agreement between the Registrant and Howard B. Urnovitz dated October 31, 2000.
10.82%	Consulting Agreement between the Registrant and David Collins dated as of October 19, 2000.
10.83^%	Agreement between the Registrant and Carter-Wallace, Inc. dated December 12, 2000.
10.84†	Stock Purchase Warrant to purchase common stock dated January 24, 2001 issued to Townsbury Investments Limited.
10.85†	Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000.
10.86†	Registration Rights Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000.
10.87†	Escrow Agreement among Calypte, Townsbury Investments Limited and Epstein, Becker & Green, P.C. dated November 2, 2000.
10.88†	Amendment to Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated January 24, 2001.
10.89%%	Agreement for Purchase and Sale of Preferred Stock of Pepgen Corporation between Registrant and Biotechnology Development Fund, L.P. and Biotechnology Fund II, L.P. dated April 17, 2001
10.90<	Consulting Agreement between the Registrant and David Collins dated as of October 19, 2001
10.91<	Third Addendum to Lease between the Registrant and Gee-Aspora LLC dated as of October 31, 2001
10.92††	Registration Rights Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.

10.93††	Escrow Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001.
10.94††	Stock Purchase Warrant to purchase common stock issued to AMRO International, S.A. on January 24, 2001.
10.95††	6% Convertible Debenture in the principal amount of $550,000, due April 26, 2001, issued to AMRO International, S.A.
10.96††	6% Convertible Debenture in the principal amount of $550,000, due June 11, 2001, issued to AMRO International, S.A.
10.97†††	Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001.
10.98†††	Registration Rights Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001.
10.99†††	Escrow Agreement among Calypte, Townsbury Investments Limited and New York Escrow Services, LLC dated August 23, 2001.
10.100†††	Stock Purchase Warrant to purchase Common Stock dated October 19, 2001 issued to Townsbury Investments Limited.
10.101^^^^^	Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.
10.102^^^^^	Registration Rights Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.
10.103^^^^^	Security Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.
10.104^^^^^	Form of Secured Convertible Debenture Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002.
10.105^^^^^	Class A Stock Purchase Warrant for 1,700,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.
10.106^^^^^	Class B Stock Purchase Warrant for 12,000,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.
10.107^^^^^	Stock Purchase Warrant for 8,500 shares of Common Stock issued to Alexander Dunham Capital Group, Inc.
10.108^^^^^	Stock Purchase Warrant for 76,500 shares of Common Stock issued to Bristol Capital, LLC.
10.109<	Form of Common Stock Purchase Agreement between the Registrant and certain Purchasers dated November 13, 2001.
10.110<	Form of Common Stock Purchase Agreement with certain trade creditors issued pursuant to a private placement completed on February 12, 2002.
10.111>	Form of Subscription Agreement and 8% Convertible Note.
10.112>>	Form of Subscription Agreement and 8% Convertible Note Issued July 17, 2002 by Registrant.
10.113>>	Employment Agreement between the Registrant and Anthony J. Cataldo dated May 10, 2002.
10.114>>	Amendment to Non-Exclusive Patent and License Agreement between Registrant and Public Health Service, dated April 5, 2002.
10.115>>>	Investment Commitment Arrangement with Cataldo Investment Group.
10.116>>>	Term Sheet for Mercator Momentum Fund LP and Form of Registration Rights Agreement.
10.117>>>	Form of Subscription Agreement under Regulation S for Caledonia Corporate Group Ltd. and Careen Ltd.

10.118>>>	Bi-Coastal Consulting, Inc. Agreements.
10.119>>>>	Employment Agreement between the Registrant and Nancy E. Katz, dated October 31, 2002.
10.120>>>>>	12% Convertible Debenture Agreement and related Warrant and Registration Rights Agreement dated as of October 22, 2002 between Registrant and Mercator Momentum Fund, L.P.
10.121<<	Distribution Agreement between the Registrant and Zhong Yang Pute Co. dated as of October 10, 2002.
10.122<<<	Amendment to Agreement with Mercator Momentum Fund dated as of December 23, 2002.
10.123<<<<	10% convertible Debenture and related Registration Rights Agreement dated as of January 14, 2003 between Registrant and Mercator Focus Fund, L.P.
10.124<<<<<	Distribution and Usage Memorandum of Understanding between Registrant and Safe Blood for Africa Foundation, dated as of December 10, 2002.
10.125	Employment Agreement between Registrant and Richard D. Brounstein dated as of January 1, 2003.
10.126	Letter Agreement between Registrant and Nancy E. Katz dated February 14, 2003.
10.127	Letter Agreement between Registrant and Bristol Investment Fund, Ltd. dated February 28, 2003.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Auditors.
24.1	Power of Attorney (see page II-1).

*

Incorporated by reference from exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

**	Incorporated by reference from exhibits filed with the Company’s Report on Form 10-K dated March 28, 1997.
***	Incorporated by reference from exhibits filed with the Company’s Report on Form 10-K dated March 25, 1998.
****	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 25, 1999.
*****	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 30, 2000.
^	Confidential treatment has been granted as to certain portions of this exhibit.
^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 12, 1998.
^^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated January 4, 1999.
^^^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated December 16, 1998.
^^^^^	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated February 15, 2002.
†	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-2 (File No. 333-54316) filed on January 25, 2001, as amended on February 9, 2001.
††	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-3 (File No. 333-58960) filed on April 13, 2001.
†††	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-2 (File No. 333-72268) filed on October 26, 2001.
††††	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-70890) file on October 3, 2001.

#	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated May 15, 1999.
##	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated November 15, 1999.
###	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated May 12, 2000.
####	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 10, 2000.
#####	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated November 7, 2000.
%	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 5, 2001.
%%	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 14, 2001.
%%%	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 11, 2002.
%%%%	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-2 (File No. 333-84660) filed on March 21, 2002.
>	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated June 3, 2002.
>>	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 14, 2002.
>>>	Incorporated be reference from an exhibit filed with the Company’s Report on Form 8-K dated November 12, 2002.
>>>>	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated November 14, 2002.
>>>>>	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated December 10, 2002.
<	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 11, 2002.
<<	Incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q/A (No.3) dated February 4, 2003.
<<<	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K/A dated January 21, 2003.
<<<<	Incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated January 21, 2003.
<<<<<	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-2/A (No. 5) dated February 4, 2003.

(b)    Reports on Form 8-K

Form 8-K regarding Other Material Events, filed November 10, 2002 – Announcement of completion of various financing arrangements pursuant to Regulation S, including, and with documents filed as exhibits:

•	a convertible note financing agreement for up to $2 million with Mercator Momentum Fund, including a registration rights agreement;

•	a private placement of equity with Caledonia Corporate Group, Ltd. And Careen Ltd.;

•	the placement of two 8% convertible debentures and an additional 8% convertible note.

The filing also included the CIG Investment Commitment Arrangement as an exhibit and explained various fees paid in conjunction with Other Recent Financings.

Form 8-K regarding Other Material Events, filed December 10, 2002 – Announcement of completion of a 12% convertible debenture arrangement including registration rights and warrant filed as an exhibit.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Calypte Biomedical Corporation:

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypte Biomedical Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

San Francisco, California

February 7, 2003, except Note 20,

which is as of March 24, 2003

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$147	$287
Accounts receivable, net of allowance of $32 and $191 at December 31, 2002 and 2001, respectively	327	325
Inventory	963	1,129
Prepaid expenses	163	304
Deferred offering costs, net of accumulated amortization of $213 and $40 at December 31, 2002 and 2001, respectively	662	901
Other current assets	15	1

Total current assets	2,277	2,947
Property and equipment, net	917	1,187
Other assets	103	128

	$3,297	$4,262

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,137	$6,238
Notes payable	519	411
Convertible notes and debentures, net of $2,638 discount at December 31, 2002	1,662	—
Capital lease obligations–current portion	8	87
Deferred revenue	500	500

Total current liabilities	7,826	7,236
Warrant Liability	356	—
Deferred rent obligation	20	48
Capital lease obligations—long–term portion	13	22

Total liabilities	8,215	7,306

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2002 and 2001; 100,000 shares issued and outstanding at December 31, 2002 and 2001; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	2,576	2,456

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2002 and 2001; 151,754,521 and 37,792,134 shares issued and outstanding as of December 31, 2002 and 2001, respectively	152	38
Additional paid–in capital	93,804	82,623
Deferred compensation	—	(8)
Accumulated deficit	(101,450)	(88,153)

Total stockholders’ deficit	(7,494)	(5,500)

	$3,297	$4,262

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$3,670	$6,826	$3,296

Total revenue	3,670	6,826	3,296

Operating expenses:
Product costs	6,162	6,986	5,891
Research and development	929	1,546	2,254
Selling, general and administrative ($3,243 non cash in 2002)	9,006	6,740	7,568

Total expenses	16,097	15,272	15,713

Loss from operations	(12,427)	(8,446)	(12,417)
Interest income	3	9	289
Interest expense ($1,875 and $1,325 non-cash in 2002 and 2001, respectively)	(2,206)	(1,373)	(123)
Other income	16	539	9

Loss before income taxes	(14,614)	(9,271)	(12,242)
Income taxes	(2)	(2)	(2)

Net loss before extraordinary item	(14,616)	(9,273)	(12,244)
Extraordinary gain on extinguishment of debt, net of tax expense	1,319	—	—
Extraordinary gain on repurchase of beneficial conversion feature, net of tax expense	—	145	—

Net loss	(13,297)	(9,128)	(12,244)
Less dividend on mandatorily redeemable Series A preferred stock	(120)	(120)	(120)

Net loss attributable to common stockholders	(13,417)	(9,248)	$(12,364)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.17)	$(0.30)	$(0.52)

Weighted average shares used to compute net loss per share attributable to common stockholders (basic and diluted)	77,737	30,928	23,859

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2000, 2001, and 2002

(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 1999	20,425,403	$20	$68,226	$(135)	$(66,781)	$1,330
Exercise of stock options	913,527	2	679	—	—	681
Shares issued under the Employee Stock Purchase Plan	39,801	—	46	—	—	46
Stock bonuses issued under the 2000 Employee Incentive Plan	58,333	—	100	—	—	100
Shares issued through a Private Placement	4,096,000	4	8,393	—	—	8,397
Cost of issuance of common stock for Private Placement	—	—	(53)	—	—	(53)
Dividend requirements of mandatorily redeemable Series A preferred stock	—	—	(120)	—	—	(120)
Compensation relating to granting of stock options	—	—	311	(311)	—	—
Amortization of deferred compensation	—	—	—	332	—	332
Net loss	—	—	—	—	(12,244)	(12,244)

Balances at December 31, 2000	25,533,064	$26	$77,582	$(114)	$(79,025)	$(1,531)

(Continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Years Ended December 31, 2000, 2001, and 2002

(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2000	25,533,064	$26	$77,582	$(114)	$(79,025)	$(1,531)
Exercise of stock options	275,329	—	211	—	—	211
Shares issued under the Employee Stock Purchase Plan	135,794	—	35	—	—	35
Stock bonuses issued under the 2000 Equity Incentive Plan	681,405	1	325	—	—	326
Shares issued under Equity Line agreements (includes 115,000 fee shares)	7,382,162	7	2,552	—	—	2,559
Cost of issuance of common stock under Equity Line agreements	—	—	(431)	—	—	(431)
Shares issued through a private placement	1,575,855	2	293	—	—	295
Shares issued upon conversion of debenture	1,008,525	1	174	—	—	175
Fair value of warrants issued to Equity Line investor (treated as deferred offering costs)	—	—	1,676	—	—	1,676
Amortization of deferred offering costs	—	—	(103)	—	—	(103)
Shares issued upon exercise of warrants	1,200,000	1	199	—	—	200
Fair value of warrants and beneficial conversion feature granted in conjunction with issuance of convertible debentures	—	—	471	—	—	471
Repurchase of beneficial conversion feature	—	—	(145)	—	—	(145)
Dividend requirements of mandatorily redeemable Series A preferred stock	—	—	(120)	—	—	(120)
Compensation relating to granting of stock options	—	—	82	(82)	—	—
Amortization of deferred compensation	—	—	(178)	188	—	10
Net loss	—	—	—	—	(9,128)	(9,128)

Balances at December 31, 2001	37,792,134	$38	$82,623	$(8)	$(88,153)	$(5,500)

(Continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Years Ended December 31, 2000, 2001, and 2002

(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2001	37,792,134	$38	$82,623	$(8)	$(88,153)	$(5,500)
Exercise of stock options	2,974,242	3	244	—	—	247
Shares issued under the Employee Stock Purchase Plan	103,103	—	5	—	—	5
Stock bonuses issued under the 2000 Equity Incentive Plan	9,029,215	9	712	—	—	721
Shares issued under Equity Line agreements (including warrant exercise)	27,684,017	28	2,964	—	—	2,992
Cost of issuance of common stock under Equity Line agreements	—	—	(280)	—	—	(280)
Shares issued through private placement	8,000,000	8	392	—	—	400
Shares issued in lieu of cash to vendors	4,485,612	4	608	—	—	612
Shares issued upon conversion of debenture	14,686,198	15	389	—	—	404
Shares issued upon exercise of warrants and options	46,500,000	47	1,621	—	—	1,668
Costs and fees for issuance of convertible notes, debentures and private placements	500,000	—	(109)	—	—	(109)
Fair value of warrants and beneficial conversion feature granted in conjunction with issuance of convertible debentures	—	—	3,626	—	—	3,626
Amortization of deferred offering costs associated with convertible notes and debentures	—	—	(953)	—	—	(953)
Write off of beneficial conversion feature and deferred offering costs upon conversion of notes and debentures	—	—	(224)	—	—	(224)
Dividend requirements of mandatorily redeemable Series A preferred stock	—	—	(120)	—	—	(120)
Compensation relating to granting of stock options	—	—	2,306	(75)	—	2,231
Amortization of deferred compensation	—	—	—	83	—	83
Net loss	—	—	—	—	(13,297)	(13,297)

Balances at December 31, 2002	151,754,521	$152	$93,804	$—	$(101,450)	$(7,494)

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(13,297)	$(9,128)	$(12,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512	527	563
Amortization of deferred compensation	83	10	332
Amortization of debenture discounts and charge for beneficial conversion feature	1,187	646	—
Amortization of deferred offering costs	214	672	—
Liquidated damages due to non-registration penalties	546	—	—
Extraordinary gain on extinguishment of debt	(1,319)	—	—
Expense related to common stock options and bonuses granted	2,952	203	100
Warrant liability adjustment	(69)	—	—
Provision for doubtful accounts receivable	—	156	—
Extraordinary gain on repurchase of beneficial conversion feature	—	(145)	—
Forgiveness of note receivable from officer	—	—	96
Gain on sale of Pepgen stock	—	(500)	—
(Gain) loss on sale of equipment	—	(38)	11
Changes in operating assets and liabilities:
Accounts receivable	(2)	(107)	209
Inventory	166	37	294
Prepaid expenses and other current assets	127	164	(287)
Other assets	25	58	(10)
Accounts payable, accrued expenses and deferred revenue	238	3,347	266
Deferred rent obligation	(28)	12	11

Net cash used in operating activities	(8,665)	(4,086)	(10,659)

Cash flows from investing activities:
Purchase of equipment	(242)	(72)	(528)
Proceeds from sale of equipment	—	38	27
Proceeds from sale of Pepgen stock	—	500	—
Notes receivable from officers and employees	—	—	584
Purchase of securities available for sale	—	—	(11)
Sale of securities available for sale	—	—	514

Net cash (used in) provided by investing activities	(242)	466	586

Cash flows from financing activities:
Proceeds from sale of stock	5,311	3,305	8,624
Expenses paid related to sale of stock	(444)	(435)	(53)
Proceeds from issuance of notes and debentures, net	3,980	1,325	750
Repayment of debentures	—	(932)	—
Refund of cash pledged (cash pledged) to bank pursuant to loan agreement	—	480	(480)
Principal payments on notes payable	(42)	(471)	(623)
Principal payments on capital lease obligations	(38)	(88)	(74)

Net cash provided by financing activities	8,767	3,184	8,144

Net decrease in cash and cash equivalents	(140)	(436)	(1,929)
Cash and cash equivalents at beginning of year	287	723	2,652

Cash and cash equivalents at end of year	$147	$287	$723

(Continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Supplemental disclosure of cash flow activities:
Cash paid for interest	$73	$37	$117
Cash paid for income taxes	2	2	2
Supplemental disclosure of non-cash activities:
Refinance of capital lease obligation	—	—	96
Acquisition of equipment through obligations under capital leases	—	35	—
Dividend on mandatorily redeemable Series A preferred stock	120	120	120
Deferred compensation attributable to stock grants	—	82	311
Common stock grants	612	326	100
Original issue discount and expenses withheld from debenture proceeds	—	175	—
Conversion of notes, debenture payable and accrued interest to common stock	408	175	500
Fair market value of warrants issued in conjunction with debenture	900	—	—
Beneficial conversion feature, net of write off upon conversion	3,452	—	—
Deferred financing costs and expenses related to equity line, debentures and warrants issued	—	1,325	—
Accrued interest converted to note payable	—	11	—

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

(1)    The Company

Calypte Biomedical Corporation (Calypte or the Company) is a public healthcare company dedicated to the development and commercialization of urine-based diagnostic products and services for Human Immunodeficiency Virus Type 1 (HIV-1), sexually transmitted diseases and other infectious diseases. Calyptes products include its screening enzyme immunoassay (EIA) and supplemental Western Blot tests, the only two FDA-approved HIV-1 antibody tests that can be used on urine samples. The Company believes that accurate, non-invasive urine-based testing methods for HIV and other infectious diseases make important contributions to public health by helping to foster an environment in which testing may be done safely, economically, and painlessly.

Calypte commenced operations in 1989 and was incorporated as a Delaware corporation in June 1996, concurrent with the initial public offering of its stock. On June 1, 1998, the Company ceased being a development stage enterprise when it announced that the FDA approved its urine HIV-1 Western Blot test. That test is used on samples that are repeatedly reactive in the Company’s HIV-1 urine antibody screening test. The supplemental test completed the only available urine-based HIV-1 test method. Calypte is headquartered in Alameda, California and manufactures its HIV-1 screening test there. The Company also conducted screening test manufacturing operations at a facility in Berkeley, California through February 2001. The Company manufactures its urine and serum HIV-1 Western Blot and other products at its facilities in Rockville, Maryland. At December 31, 2002, both the Alameda and Rockville manufacturing facilities were FDA approved.

In December 1998, Calypte acquired from Cambridge Biotech Corporation certain assets relating to the Western Blot product line for certain infectious diseases. The acquisition included the urine and serum HIV-1 Western Blot products, as well as a supplemental test for Human T-Lymphotropic Virus (HTLV) that Calypte marketed through 2001. Calypte discontinued the production of that product in 2001 and sold its remaining inventories in 2002.

Calypte and its distributors market its products in approximately half a dozen countries worldwide. The Company’s marketing strategy is to use distributors, focused direct selling and marketing partners to penetrate targeted domestic and international markets. Calypte maintains a small direct sales force to sell its HIV-1 screening and supplemental tests and potential future products to laboratories serving the domestic life insurance market, and has recently expanded its direct sales force to target other selected domestic markets. International markets are addressed utilizing diagnostic product distributors. To date, in countries that have an approval process for diagnostic tests, the Company has received approval to market its product in the Republic of South Africa, the People’s Republic of China, Indonesia and Malaysia. Several additional international approvals are in process, and the Company is collaborating with its distributors to obtain regulatory approval to market and promote its products in their local markets.

The Company has incurred net losses of $13.3 million, $9.1 million, and $ 12.2 million in 2002, 2001, 2000, respectively. The accumulated deficit at December 31, 2002 was $101.5 million. The recurring losses, working capital deficit and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. As described more completely in Note 20 since December 31, 2002, the Company has entered in to new financing arrangements; however, Management does not believe that the Company’s currently available financing will be adequate to sustain operations at current levels through the second quarter 2003 unless additional new financing is arranged. The Company’s future liquidity and capital requirements will depend on numerous factors, including market acceptance of its products, regulatory actions by the FDA and other international regulatory bodies, intellectual property protection, and the ability to raise additional capital in a

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

(2)    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiary, Calypte, Inc All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the sale of its equity interest in Pepgen Corporation (Pepgen) in 2001, the Company accounted for its interest under the equity method (Note 14).

Cash and Cash Equivalents

Cash equivalents consist of investments in money market accounts and commercial paper with original maturities of three months or less.

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

December 31, 2002, 2001 and 2000

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

Fair Value of Financial Instruments

Financial assets and short-term liabilities, with the exception of the convertible notes and debentures, have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest. The face amount of the convertible notes and debentures approximate fair value and are offset by the calculated value of the beneficial conversion feature embedded in the respective notes or debentures.

Revenue Recognition

The Company records revenues only upon the occurrence of all of the following conditions:

•	The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale).

•	The purchase price has been fixed, based on the terms of the purchase order.

•	The Company has delivered the product from one of its manufacturing plants to a common carrier acceptable to the purchaser. The Company’s customary shipping terms are FOB shipping point. Because of the need for controlled conditions during shipment, the Company suggests, but leaves to the purchaser’s discretion, acquiring insurance for the value of the shipment. If the purchaser elects to insure the shipment, the insurance is at the purchaser’s expense.

•	The Company deems the collection of the amount invoiced probable. The Company currently deals with a limited number of customers or distributors, with most of whom it has had a relationship for a number of years. To eliminate the credit risk associated with international distributors with whom the Company has had little or no experience, the Company requires prepayment of the order or a letter of credit before shipment.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

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

The Company’s current sales practices do not require the deferral of revenues and no entries to record deferred revenue have been made during the period included in the accompanying consolidated financial statements.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for the financial reporting of income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured on the value of the award at the grant date, and recognized over the service period. SFAS No. 123 as amended allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 as amended or under the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees in accordance with the provisions of APB Opinion No. 25.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issue No. 96-18 Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

	2002	2001	2000
	(in thousands)	(in thousands)	(in thousands)
Net loss attributable to common stockholders, as reported	$(13,417)	$(9,248)	$(12,364)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	131	(8)	332
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(355)	(1,124)	(1,410)

Pro forma net loss attributable to common stockholders	$(13,641)	$(10,380)	$(13,442)

Net loss per share attributable to common stockholders:
As reported	$(0.17)	$(0.30)	$(0.52)
Pro forma	$(0.18)	$(0.34)	(0.56)

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the three years ended December 31, 2002, 2001, and 2000. Options and warrants for 21,539,101 shares, 16,378,379 shares, and 4,982,462 shares and were excluded from the computation of loss per share at December 31, 2002, 2001, and 2000, respectively, as their effect is anti-dilutive. The difference between net loss and net loss attributable to common stockholders relates to accrued dividends on the Company’s mandatorily redeemable Series A preferred stock discussed in Note 10.

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

December 31, 2002, 2001 and 2000

disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

Calypte purchases certain raw materials and components used in manufacturing its products from a number of suppliers, but relies on single sources for certain other components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Any delay or interruption in the supply of these components could have a material adverse effect on the Company by significantly impairing its ability to manufacture products in sufficient quantities to meet commercial sales demand. Additionally, if the Company’s financial condition reduces its ability to pay for critical components or to make royalty payments under its license agreements, suppliers may delay or cease selling critical components to it or its rights to use license agreements could be jeopardized, both of which could also impair its ability to manufacture.

Comprehensive Loss

The Company has no components of other comprehensive loss other than its net loss, and, accordingly, its comprehensive loss is equivalent to its net loss for all periods presented.

Segment and Geographic Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company’s operations are currently confined to a single business segment: the development and sale of HIV diagnostics.

Substantially all of the Company’s sales through 2002 have been to United States customers. Sales to international customers accounted for 4%, 5% and 4% of the Company’s revenues in 2002, 2001 and 2000, respectively.

Sales to three major domestic customers amounted to approximately 52% of total net sales for the year ended December 31, 2002. Sales to those customers accounted for 24%, 17% and 11%, respectively, in 2002. Sales to significant customers accounted for 25%, 19% and 13%, respectively, in 2001. Sales to significant customers accounted for 18%, 13%, and 11% of revenues in 2000.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations ceased upon adoption of this Statement, which began with the Company’s fiscal year beginning January 1, 2002. The adoption of SFAS No. 142 had no effect on the Company’s consolidated financial statements.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company adopted the provisions of SFAS No. 144 beginning with its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses from early extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations. The statement will require the reclassification in 2003 of the previously-recognized gains discussed in Notes 6 and 8 currently classified as extraordinary on the Consolidated Statement of Operations to a reduction of net loss before income taxes.

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

(3)    Inventory

Inventory as of December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Raw Materials	$197	$243
Work-in-process	443	544
Finished goods (including consigned inventory of $101 and $85 for the periods ended December 31, 2002 and 2001, respectively	323	342

Total Inventory	$963	$1,129

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(4)    Property and Equipment

Property and equipment as of December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Computer equipment	$766	$762
Machinery and equipment	3,344	3,302
Furniture and fixtures	276	229
Leasehold improvements	1,132	983

	5,518	5,276
Accumulated depreciation and amortization	(4,601)	(4,089)

Property and equipment, net	$917	$1,187

The Company recognized depreciation expense of $512,000, $496,000, and $552,000 for the years ended December 2002, 2001, and 2000, respectively.

(5)    Accounts payable and accrued expenses

Accounts payable and accrued expenses as of December 31, 2002, and 2001 consisted of the following (in thousands):

	2002	2001
Trade accounts payable	$3,462	$4,120
Accrued royalty payments	338	1,536
Accrued salary and vacation pay	240	274
Accrued interest (including non-cash liquidated damages of $546,000 in 2002)	789	141
Other	308	167

Total accounts payable and accrued expenses	$5,137	$6,238

(6)    Notes Payable

Detail of current notes payable activity for the years ended December 31, 2002 and 2001 follows (in thousands).

	Balance 12/31/01	Additions	Repayments	Conversions	Balance 12/31/02
8.5% Note—LHC Corporation	$411	$—	$(18)	$—	$393
10% Convertible Note—BNC Bach	—	150	(24)	—	126

Total current notes payable	$411	$150	$(42)	$—	$519

	Balance 12/31/00	Additions	Repayments	Conversions	Balance 12/31/01
6% Convertible Debenture—AMRO International SA	$—	$1,100	$(932)	$(168)	$—
8.5% Note—LHC Corporation	—	411	—	—	411
Bank Loan—Silicon Valley Bank	471	—	(471)	—	—

Total current notes payable	$471	$1,511	$(1,403)	$(168)	$411

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

8.5% Note

In August 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its then-largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. In December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. The note required interest at 8.5% per annum and principal payments were due beginning in February 2002. In February 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the $850,000 of 12% convertible debentures and warrants discussed in Note 7, at which time a $200,000 principal payment would be required. The Company made the payment required on February 28, 2002, but has made no payments subsequently. In March 2002, the Company further renegotiated the repayment terms of this note, suspending any required principal or interest payments until 30 days after the Company’s registration statement for the 12% convertible debentures described in Note 7 becomes effective, at which time the Company is required to make a $200,000 payment and to resume making monthly payments of $35,000 until the principal and accrued interest are repaid in full. The Company renegotiated the terms of the note due to a lack of available funds and to avoid a default. See Note 20 for further renegotiation of this note.

10% Convertible Note

As a component of the new financing described more fully in Note 7, on May 14, 2002, the Company issued, pursuant to Regulation S, a $150,000 10% convertible promissory note to BNC Bach International Ltd. (“BNC Bach”), a private investment fund that is a related party to Townsbury Investments Ltd. (“Townsbury”), the investor in a prior investment that provided the Company with financing pursuant to an equity line of credit. The closing price for Calypte common stock on May 14, 2002 was $0.14. This note was originally convertible into shares of the Company’s common stock at $0.05 per share and was due on the earlier of July 14, 2002 or the settlement date of Calypte’s next drawdown under the equity line. On July 14, 2002, Calypte and BNC Bach agreed to extend the maturity date of the note from July 14, 2002 to December 31, 2002. The market price for Calypte common stock was $0.36 on July 14, 2002. In return for the extension of the maturity date, Calypte agreed to amend the conversion price of the note from $0.05 per share to the lesser of (a) $0.05 per share or (b) 60% of the lowest three closing bid prices of Calypte’s common stock during the 22 business days prior to the date BNC Bach notifies Calypte of its election to convert the note. No accounting adjustments were required as a result of the extension of the note’s maturity or the amendment of the conversion price.

See Note 20 for information regarding the extension of the maturity of this note past December 31, 2002.

6% Convertible Debenture

In January 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures in the principal amount of $550,000 each. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. The Company received $925,000 in aggregate net cash proceeds from the issuance of the two debentures. Each debenture matured 90 days from the date of issue, or on April 26, 2001 and June 11, 2001, respectively. The Company was contractually obligated to use no less than 50% of the proceeds from any equity financing to repay the debentures. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock under the terms of its first equity line of credit. The

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debentureholder converted the remaining $168,000 balance on the debenture plus accrued interest of approximately $7,000 into 1,008,525 shares of the Company’s common stock, in accordance with the conversion provisions of the debenture.

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

The Company issued a warrant for 200,000 shares of its common stock at an exercise price of $1.50 with the first debenture when the price of its common stock was $1.30 per share. The warrant was valued on the date of issue at $0.75 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%. The expense associated with the warrant was accounted for as interest expense and amortized over the term of the first debenture. The original issue discount was accounted for as interest expense and recognized using the effective interest method over the respective terms of the debentures.

On August 17, 2001, the Company modified the warrant, reducing its exercise price to $0.15 per share, when the price of its common stock was $0.26 per share, and the debentureholder exercised it for the entire 200,000 shares. The Company received $28,500 in net proceeds from the exercise of the warrants. No additional interest expense was recorded as a result of the modification since the value of the modified warrant at the date of modification was below that of the original warrant.

Bank Loan

In January 1999, the Company entered into a loan agreement with a bank to borrow up to $2.0 million at an interest rate of prime plus 1.25%. The Company’s assets secured borrowings under the loan. The agreement called for the loan to be repaid in twelve equal monthly installments of principal, plus accrued interest, beginning in August 1999. In January 2000, the loan was modified to extend the repayment term through August 2001. In

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

May 2000, the loan was again modified to increase the then-outstanding principal balance by $250,000. At December 31, 2000, the Company had $471,000 outstanding under this facility and the prime rate was 9.5%.

The loan agreement required the Company to maintain certain financial conditions and comply with certain reporting and other requirements. At times during 2000, including at December 31, 2000, the Company was not in compliance with certain of the financial covenants of the agreement. In the event of such non-compliance, the agreement required the Company to pledge cash to the bank in an amount equal to 105% of the outstanding loan balance. Upon the pledge of such cash, the Company was deemed to have cured any default arising from any non-compliance with the financial covenants of the agreement. The Company repaid the note in full in January 2001, using the $480,000 of cash pledged under the agreement.

(7)    Convertible Notes and Debentures

Detail of Convertible Notes and Debentures for the years ended December 31, 2002 and 2001 consisted of the following (in thousands):

	Balance 12/31/01	Additions	Conversions	Balance 12/31/02	Discount at 12/31/02	Net Balance at 12/31/02
12% Convertible Debenture—Bristol Investment Fund, Ltd.	$—	$525	$(60)	$465	$(273)	$192
8% Convertible Notes— detail below	—	3,125	(140)	2,985	(2,052)	933

8% Convertible Debentures—detail below	—	200	(200)	—	—	—
12% Convertible Debenture—Mercator Group, LLP	—	850	—	850	(313)	537

Total	$—	$4,700	$(400)	$4,300	$(2,638)	$1,662

12% Convertible Debentures

On February 11, 2002, the Company signed a securities purchase agreement with a private investment fund, Bristol Investment Fund, Ltd. (“Bristol”) pursuant to which Bristol agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by Bristol, under an exemption provided by Regulation S, on February 11, 2002 and the Company received net proceeds of $368,000. The closing price for Calypte stock on February 11, 2002 was $0.25. On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to Bristol, also under an exemption provided by Regulation S, and received net proceeds of $90,000. This debenture has the same terms as those of the initial debenture and reduces the remaining commitment under the agreement to $325,000. The closing price for Calypte stock on May 10, 2002 was $0.03. The outstanding debentures bear interest at the annual rate of 12%, payable quarterly in common stock or cash at Bristol’s option. Under the terms of the debentures, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company’s common stock. The conversion price for any debenture issued pursuant to this agreement is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30% and (ii) $0.115. See Note 20 for information regarding the modification of the conversion price. During May 2002, Bristol converted a principal amount of approximately $60,000 plus accrued interest into 4,462,425 shares of the Company’s common stock at $0.014 per share.

Under the Security Purchase Agreement, Bristol would be obligated to purchase the remaining debenture no later than ten (10) business days after the effective date of a registration statement for the shares of common

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

stock underlying the debenture, provided that there have been no material adverse effects on the business operations, assets, financial conditions or prospects of the Company or its subsidiaries, if any, as of the date of the effectiveness of the registration statement and so long as the shares underlying the debenture (in the amount of $325,000) are included in the registration statement. However, since the Company was not permitted to include the shares underlying the remaining $325,000 of the debenture commitment in its registration statement, Bristol is not obligated to purchase the $325,000 of the remaining debenture until such time as the underlying shares are registered. The Company will not register the shares underlying the $325,000 remaining debenture until it has been issued and Bristol is at market risk. Upon the effectiveness of the registration statement, Bristol is required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company’s common stock for the 60 trading days immediately preceding such conversions.

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

The Company also issued Bristol a Class B warrant to purchase an additional 12,000,000 shares of its common stock. Upon the effectiveness of the related registration statement for the shares underlying the Class B warrant, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to Bristol, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because Bristol is required to convert the debentures for a minimum number of shares equal to 5% of the Company’s aggregate trading volume for the preceding 60 trading days, this means that Bristol must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Company’s consent. However, since the Company was not permitted to include the shares underlying the 12,000,000 share Class B warrant in its registration statement, Bristol is not obligated to begin exercising the warrant until such time as the underlying shares are registered. The Company was not permitted to include the shares underlying the Class A and Class B warrants in the Registration Statement. It will not register them until the warrants have been exercised and the warrant shares are subject to market risk. The term of the Class B warrant is 12 months from the effective date of the related registration statement. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share. The warrant was valued on the date of issue at $0.14 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.2%, the contractual life of 1 year, and volatility of 80%.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

underlying the debentures and warrants. Management believes that the terms of the financing were on the best possible terms available as a result of the Company’s tenuous financial condition at the time of the arrangement.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the first $425,000 debenture, which is being amortized as interest expense over the 24 month term of the debenture. The combined fair values of the Class A and Class B warrants treated as a discount to the debenture exceeded the $425,000 amount of the debenture. Accordingly, the aggregate amount of the warrant liability and the offsetting debenture discount recorded attributable to the Class A and Class B warrants was limited to $425,000 at the time of issuance. The warrant liability will be reclassified to equity at the time the Company has registered sufficient shares to allow for the exercise of the warrants. Until that time, it will be marked to market through earnings. Year-to-date non-cash interest income attributable to the re-measurement of the warrant liability is $69,000. This is recorded as a reduction of non-cash interest expense in the financial statements. The Company also recognized approximately $168,000 in non-cash interest expense related to the amortization of the debenture discount during 2002. Liquidated damages due to failure to register the underlying shares of the original debt amount to $100,000 at December 31, 2002 and have been recorded as non-cash interest expense.

The Company determined that both of the debentures were issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company’s common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. Because the Company also issued warrants in conjunction with the first, $425,000, debenture, as described above, the value of the beneficial conversion feature was not accorded treatment as a discount to the debenture, since the valuation of the accompanying warrants had reduced the carrying value of the debenture to zero at the time of issuance. The beneficial conversion feature attributable to the second $100,000 debenture was limited to $100,000 by the face amount of the debenture and recorded as a discount to the debenture to be amortized to interest expense over the life of the debenture. The Company has recognized approximately $32,000 in non-cash interest expense attributable to the amortization of this discount through December 31, 2002.

8% Convertible Notes

Pursuant to Regulation S, Calypte has issued a series of 8% convertible notes in the aggregate principal amount of $3.125 million. These notes have a 24 month term and are convertible into shares of the Company’s common stock at the lesser of $.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity. Calypte has received approximately $2.6 million in proceeds after deducting fees and costs associated with these notes. Under the terms of the subscription agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the notes and use its reasonable commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. The holders of the notes have the right to demand immediate repayment of the notes as a result of non-registration of the underlying shares. The Company has not yet filed a registration statement for the shares underlying the notes. Although none of the holders has demanded repayment, these notes are classified as current liabilities as of December 31, 2002. In the event of non-registration under the agreement, the Company shall pay, at the subscribers’ option, in cash or stock, liquidated damages in an amount equal to 2% of the note principal per month. As of December 31, 2002, the Company has recorded $397,000 as non-cash interest expense related to these liquidated damages.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

The following table sets forth the individual investors who have subscribed to the 8% convertible notes:

Investor	Amount	Transaction Date	Calypte Closing Price	Shares Issued/ Converted
8% Convertible Notes
Alpha Capital Aktiengesellshaft	$500,000	5/24/02	$0.12
Stonestreet Limited Partnership	500,000	5/24/02	$0.12
Filter International Ltd.	150,000	5/24/02	$0.12
Camden International Ltd.	250,000	5/24/02	$0.12	$4,324,490/ 70,000 converted
Camden International Ltd.	100,000	5/24/02	$0.12
Domino International Ltd.	150,000	5/24/02	$0.12	$4,324,490/ 70,000 converted
Thunderbird Global Corporation	75,000	5/24/02	$0.12
BNC Bach International Ltd.	200,000	5/24/02	$0.12
Excalibur Limited Partnership	200,000	5/24/02	$0.12
Standard Resources Ltd.	100,000	5/24/02	$0.12
SDS Capital International Ltd.	300,000	7/10/02	$0.34
Camden International Ltd.	100,000	7/10/02	$0.34
Excalibur Limited Partnership	250,000	7/24/02	$0.22
Stonestreet Limited Partnership	250,000	8/21/02	$0.13

	$3,125,000

8% Convertible Debentures

Calypte has issued two (2) 8% convertible debentures in the aggregate face amount of $200,000 pursuant to Regulation S. One of these debentures was convertible into shares of the Company’s common stock at a 20% discount to the average closing price for the five trading days prior to conversion, the other at a 30% discount, and each had a conversion floor of $0.10 per share. Both of these debentures have been converted into shares of Calypte’s common stock. Calypte received cash of $180,000, net of fees, from the issuance of these two debentures. The Company has agreed to use its best efforts to register the shares of common stock and has provided cost free piggyback registration rights to the debenture holder. There are no defined penalties and/or time requirements imposed on Calypte with respect to filing a registration statement and having the registration statement for the shares declared effective. The Company has not yet filed a registration statement for the shares underlying these debentures.

The following table lists the individual investors and transaction dates related to the issuance of the 8% convertible debentures:

	Amount	Transaction Date	Calypte Closing Price	Shares Issued (1)
8% Convertible Debentures
Su So	$100,000	6/17/02	$0.14	1,100,000
Jason Arasheben	$100,000	7/03/02	$0.27	474,793

(1)	includes fee shares

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

The Company determined that the above 8% convertible notes and 8% convertible debentures were issued with beneficial conversion features. The beneficial conversion features were recognized by allocating an amount equal to the intrinsic value of each feature to debenture discount to be amortized over the life of the note or debenture, subject to a limitation of the face amount of the respective note or debenture. Upon earlier conversion, the proportionate share of unamortized discount is charged to additional paid-in capital. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note or debenture and the fair value of the Company’s common stock into which the note or debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. In the case of the 8% convertible notes, the beneficial conversion feature was generally limited by the face amount of the note. The beneficial conversion feature for each of the 8% convertible debentures was less than the face amount of the debenture, however, both debentures were converted soon after issuance. The Company has recorded approximately $952,000 of such note or debenture discount amortization as non-cash interest expense through December 31, 2002. The Company has not yet filed a registration statement for the shares underlying these debentures, however it is incurring no penalties or liquidated damages for any delay.

12% Convertible Debentures

On September 12, 2002, the Company issued a $550,000 12% convertible debenture to Mercator Momentum Fund, L.P. The debenture is convertible into the Company’s common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.05. This note is the first tranche of a $2.0 million commitment that will become available upon the filing and effectiveness of a registration statement. Fees on the total commitment were deducted from this transaction so that the Company received $345,000 in cash at closing. At the time of closing, the trading price of the Company’s stock was $0.10. Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 45 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 135 days of the closing date. The Company has not yet filed a registration statement for the shares underlying this debenture. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of its common stock. At December 31, 2002, the Company had obtained a waiver of the non-registration provisions of the agreement through February 18, 2003. See Note 20 regarding further amendment of this agreement. The Company determined that this convertible debenture was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company’s common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion feature as a discount to the face amount of the debenture and amortized it over the term of the debenture. The Company has recorded approximately $7,000 of such amortization as non-cash interest expense through December 31, 2002. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount is charged to additional paid-in capital.

On October 22, 2002, the Company issued a $300,000 12% convertible debenture to Mercator Momentum Fund, L.P. and received proceeds of $260,000, net of fees. The debenture is convertible into the Company’s common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.05. At the time of closing, the trading price of the Company’s common stock was $0.13. In conjunction with this financing, the Company issued a warrant to purchase 3 million shares of its common stock. The warrant is exercisable for a period of five years after issuance at $0.10 per share.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 45 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 135 days of the closing date. The Company has not yet filed a registration statement for the shares underlying this debenture. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of the Company’s common stock. At December 31, 2002, the Company had obtained a waiver of the non-registration provisions of the agreement through February 18, 2003. See Note 20 regarding further amendment of this agreement and information regarding the repayment of this debenture.

The Company determined that this convertible debenture was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company’s common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion feature as a discount to the face amount of the debenture and amortized it over the term of the debenture. The Company has recorded approximately $29,000 of such amortization as non-cash interest expense through December 31, 2002. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount is charged to additional paid-in capital.

Mercator has sole discretion with respect to when and if it chooses to exercise the warrant prior to its expiration. The warrant was valued on the date of issue at $0.091 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend rate of 0.0%; risk free interest rate of 2.95%, the contractual life of 5 years, and volatility of 80%. The Company did not receive any additional consideration over and above the negotiated price for the debenture in connection with the issuance of this warrant. Since the combined fair value of the warrant and beneficial conversion feature was limited to the $300,000 amount of the debenture at the time of issuance and because the beneficial conversion feature was recorded at the $300,000 limit, no entries were made on the Company’s books to record the warrant.

(8)    Extraordinary Items

On February 12, 2002, the Company completed a restructuring of approximately $1.7 million of its past due accounts payable and certain obligations with 27 of its trade creditors. Under the restructuring, the Company issued approximately 1.4 million restricted shares of its common stock at various negotiated prices per share to trade creditors in satisfaction of specified debt.

The issuance of the shares was pursuant to Regulation D of the Securities Act. The Company agreed to use its best efforts to register the shares within 45 business days of the closing date. As of the current date, the Company has not filed the registration statement, however, the agreement does not provide for any specific penalties on the Company for its failure to file a registration statement within the prescribed period. The creditors accepted the shares plus deferred cash payments of from 0% to 25% of the outstanding balance in satisfaction of $1,699,000 of indebtedness plus certain patent rights for 2002. On the date the shares were issued, the aggregate value of the Company’s common stock issued to the trade creditors was $248,000 and the aggregate deferred cash payment yet to be made to the trade creditors totaled $132,000. During the third quarter of 2002, the Company made cash payments to the various creditors totaling 10% of the deferred cash balance, or

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

approximately $13,000, leaving $119,000 remaining to be paid at December 31, 2002. The Company recognized an extraordinary gain of $1,319,000 during the first quarter of 2002 as a result of restructuring this indebtedness. The impact of this extraordinary item on EPS was $0.02 per share for 2002.

The extraordinary gain of $145,000 on the repurchase of the beneficial conversion feature on the 6% notes during 2001, as described in Note 6, had no impact on 2001 earnings per share.

(9)    Lease Commitments

Capital Leases

The Company has acquired equipment under capital lease agreements that are collateralized by the related equipment. The lease agreements carry effective interest rates of approximately 18% per annum. During 1993, the Company issued stock warrants for the purchase of 35,155 shares of the Company’s common stock at exercise prices ranging from $5.00 to $7.50 per share as partial consideration for obtaining two of the lease agreements. These warrants expire in 2003. In 2000, the Company exercised its option to renew one of the capital leases for an additional three year term. In 2001, the Company acquired laboratory equipment under a capital lease having a four-year term and an effective interest rate of approximately 17.5% per annum. In 2002, the Company settled its liability under one of these leases by issuing 294,118 shares of its common stock.

Equipment acquired under the lease lines of credit and other capital leases included in property and equipment as of December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Machinery and equipment	$1,763	$1,763
Other	92	92

	1,855	1,855
Accumulated depreciation and amortization	(1,790)	(1,758)

	$65	$97

Future minimum lease payments under capital leases as of December 31, 2002 were (in thousands):

Year ended December 31,
2003	$12
2004	12
2005	2

26
Less amount representing interest	(5)

Present value of capital lease obligation	21
Capital lease obligations—current portion	(8)

Capital lease obligations—long-term portion	$13

Operating Leases

The Company leases office and manufacturing space in Alameda, California, under a noncancelable operating lease which expires in November 2003. The Company also leases manufacturing space in Rockville, Maryland under two operating subleases. The Company previously leased manufacturing space in Berkeley, California through February 2001. Total rent expense under these leases was $867,000, $1,062,000, and

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

$1,285,000, for the years ended December 2002, 2001, and 2000, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 2002 were (in thousands):

Year ended December 31,
2003	$717
2004	391
2005	382
2006	319
Thereafter	—

Total	$1,809

(10)    Mandatorily Redeemable Preferred Stock

At the time of its original incorporation, the Company issued both common stock and mandatorily redeemable Series A preferred stock. The Company is required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which the Company attains $3,000,000 in retained earnings, and funds are legally available. Based on losses accumulated through December 31, 2002, the Company must achieve in excess of $104,000,000 in future earnings before any repayment is required. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through December 31, 2002, cumulative preferred dividends totaling $1,576,000 have been charged to stockholders’ deficit to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon reincorporation of the Company in Delaware in July 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 2002 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(11)    Stockholders’ Deficit

Increase in Authorized Shares

On September 28, 2001, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware that increased the number of shares of authorized common stock from 50 million to 200 million. The Company’s stockholders approved the Amendment to the Certificate of Incorporation at the Annual Meeting of Stockholders held on September 20, 2001. A principal purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance the Company’s continuing operations. See Note 20 for information regarding a subsequent increase in authorized shares.

Private Placements

As detailed in the Consolidated Statements of Stockholders’ Deficit, the Company raised net proceeds of $8.3 million, $0.3 million and $0.4 million in private placement transactions with accredited investors of

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

4,096,000 shares, 1,575,855 shares and 8,000,000 shares completed in April 2000, November 2001 and August 2002, respectively.

Under the terms of the August 2002 private placement, Calypte agreed to file a registration statement for the shares of common stock and use its reasonable best commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. At December 31, 2002, the Company has not filed a registration statement for this private placement. Consequently, the Company must issue, as liquidated damages, 250,000 shares of its common stock for each ten days of delay past November 27, 2002. As of December 31, 2002, the Company has recorded $50,000 in non-cash interest expense representing the value of 750,000 shares of its common stock as liquidated damages.

Equity Lines of Credit

In August 2001, the Company and Townsbury Investments, Ltd., a private investment fund, signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company’s common stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company’s common stock. The purchase price of the common stock purchased pursuant to any draw down will be equal to 88% of the daily volume weighted average price of the Company’s common stock on the applicable date. In October 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 30,000,000 shares of common stock that it may issue in conjunction with the equity line facility and the warrant. During November and December 2001, the Company issued two draw down requests under this facility in the aggregate amount of $430,000. The Company issued 2,182,144 shares of its common stock and received aggregate net proceeds of $406,000 after deducting fees and expenses in settling these two draw downs. During 2002, the Company issued 23,491,145 shares of its common stock and received aggregate net proceeds of $2,666,000 after deducting fees and expenses in settling these fourteen draw downs. The Company used the equity line facility to fund its operations and at December 31, 2002 had issued all but approximately 19,000 shares of the registered stock.

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

In conjunction with the issuance of the note to BNC Bach as described in Note 6, on May 10, 2002 when the market price of the Company’s common stock was $0.03, Calypte repriced from $0.27 to $0.015 the 4.2 million-share warrant issued to Townsbury pursuant to the equity line, as permitted by the warrant’s originally negotiated terms. Townsbury exercised the warrant for the entire 4.2 million shares and Calypte received $63,000 in proceeds. In light of the Company’s precarious financial condition and its being in danger of ceasing operations, the exercise price was modified to serve as an inducement for the investor to exercise the warrant. The Company viewed the modification of the exercise price as fair and reasonable under the circumstances. Townsbury was and is viewed as an unaffiliated party of the Company. The fair value of the warrant had originally been treated as a

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

deferred offering cost associated with the equity line. The fair value of the repriced warrant was less than that of the original warrant and therefore no accounting adjustment attributable to the repricing was required. Upon the exercise of the warrant, the Company reclassified the $807,000 unamortized balance of the deferred offering cost to additional paid-in capital.

The Company and Townsbury had signed a Common Stock Purchase Agreement on November 2, 2000, subsequently amended on January 24, 2001 for the future issuance and purchase of up to $25 million of the Company’s common stock over a twelve month period. Once during each draw down pricing period, the Company could request a draw of up to $6 million, subject to a formula based on the Company’s average stock price and trading volume setting the maximum amount of a request for any given draw. The amount of money that Townsbury provided to the Company and the number of shares the Company issued in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The purchase price of the common stock purchased pursuant to any drawdown was equal to 95% of the market price for the 22-day period and the Company received the settled amount of the draw down. By the end of the second quarter of 2001, the Company had received net proceeds of $2,014,000 and had issued 5,085,018 shares of its common stock. This represented all of the shares the Company had registered for sale under the draw down agreement, and the Company and Townsbury considered the agreement completed. As discussed in Note 6, the Company was obligated to apply no less than 50% of the net proceeds from this financing to repay the 6% convertible debentures.

In conjunction with this agreement, the Company issued to Townsbury a three-year fully-vested warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.55 per share. The warrant was valued on the date of issue at $0.73 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.8%, the contractual life of 3 years, and volatility of 80%. The warrant was accounted for as a deferred offering cost and was recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $25 million nominal commitment amount. To the extent that not all of the $25 million commitment was drawn, the remaining deferred offering cost of $672,000 was charged as interest expense in the second quarter of 2001.

On July 31 and August 2, 2001, when the market price of the Company’s common stock was $0.31 and $0.30, respectively, the Company modified the exercise price for 300,000 shares each of the warrant to $0.20 per share, and Townsbury exercised it for an aggregate of 600,000 shares. The Company received $114,000 in net proceeds from the exercise of these warrants. On August 17, 2001, the Company modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share. Townsbury exercised the remaining balance of the warrant and the Company received net proceeds of $57,000 after deducting expenses of the transaction. No additional interest expense was recorded as a result of any of the modifications since the value of the modified warrant at the date of modification was below that of the original warrant.

Warrants, options and stock grants

During 2002, the Company looked for ways to minimize its use of cash while obtaining required services. It issued warrants and options to purchase an aggregate of 47,500,000 shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations including introductions and arrangements with respect to potential domestic and international product distribution agreements, assistance with international product trials and regulatory qualifications. At December 31, 2002, the consultants have exercised options and warrants to purchase 46,500,000 shares of the Company’s common stock. The Company has received approximately $1.7 million in

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

proceeds. The warrant and option grants detailed below were non-forfeitable and fully-vested at the date of issuance and were valued using the Black-Scholes option pricing model using the assumptions noted below.

Date of Issue	5/9/02	5/10/02	11/1/02	11/20/02	11/20/02
Type	Warrant	Option	Warrant	Warrant	Warrant
Number of shares	18,500,000	500,000	10,500,000	14,000,000	4,000,000
Exercise price per share	$0.015	$0.03	$0.05	$0.05	$0.05
Market price of Calypte’s stock on date of issuance	$0.03	$0.03	$0.14	$0.09	$0.09
Black Scholes valuation:	$0.0155	$0.253	$0.0936	$0.0474	$0.0410
Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Risk free rate of return	5.2%	5.16%	1.49%	1.49%	1.25%
Contractual life	4 months	10 years	1 year	1 year	3 months
Volatility	80%	80%	80%	80%	80%
Consulting Expense	$287,000	$13,000	$982,000	$663,000	$164,000
Number of shares exercised through December 31, 2002	18,500,000	500,000	10,500,000	14,000,000	3,000,000
Proceeds received upon exercise	$277,500	$15,000	$525,000	$700,000	$150,000

Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized consulting expense attributable to these warrants at the date of grant and in the amounts indicated.

In addition to the above warrants and options, Calypte issued stock grants for approximately 3.1 million shares of our common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of $364,000 based on the intrinsic value of the stock on the date granted.

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

(12)    Incentive Stock and Stock Options Plans

Stock option grants to employees are generally issued with an exercise price equal to the market price at the grant date. To the extent that the market price of the common stock exceeds the exercise price of the options,

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

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

Stock bonuses and awards reflect shares of Calypte common stock granted to employees. Compensation expense is recognized at the time of grant, and is determined based on the number of shares awarded and the closing market price at the date of the award, in accordance with APB 25.

2000 Equity Incentive Plan

In June 2000, the Company’s Board of Directors and stockholders approved the adoption of the Company’s 2000 Equity Incentive Plan (the 2000 Incentive Plan) to replace the Company’s 1991 Incentive Stock Plan, which expired in April 2001. A total of 4,000,000 shares of common stock were initially reserved for issuance under the 2000 Incentive Plan. The Company’s stockholders authorized an additional reserve of 13,000,000 shares at the Annual Stockholders’ Meeting in September 2001. Additionally, all of the shares reserved but not issued or subject to options granted under the Company’s 1991 Incentive Stock Plan are available for grant under the 2000 Incentive Plan. The Compensation Committee of the Company’s Board of Directors administers the Plan. The Board of Directors may amend or modify the 2000 Incentive Plan at any time. It will expire in June 2010, unless terminated earlier by the Board of Directors.

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

Incentive stock options granted to employees or consultants who, on the date of grant, own stock representing more than 10% of the voting power of all classes of stock of the Company are granted at an exercise price not less than 110% of the fair market value of the common stock. Options granted to employees under the 2000 Incentive Plan generally vest monthly over periods of up to three years, as specified in the option agreements. The term of nonstatutory and incentive stock options granted is 10 years or less from the date of the grant, as provided in the option agreements.

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

December 31, 2002, 2001 and 2000

Stock on the date of the grant. The Compensation Committee may also grant stock bonus awards to employees or consultants for services rendered to the Company. Such awards may also be granted either in addition to, or in tandem with, other awards under the 2000 Incentive Plan, under conditions determined by the Compensation Committee.

Deferred compensation is recorded related to options granted to non-employees and options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. For the years ended December 31, 2002 and 2001, the Company recorded deferred compensation of $75,000, and $82,000, respectively, for certain of the Company’s common stock options granted under the Stock Plan. This amount is amortized over the relevant period of service. The amortized compensation expense for the years ended December 31, 2002 and December 31, 2001 was $83,000 and $188,000, respectively. The Company recorded compensation expense of $721,000 and $326,000, respectively, attributable to stock bonus awards of 9,029,215 shares of common stock granted during 2002 and 681,405 shares of common stock granted during 2001. For stock bonuses, compensation expense is determined by multiplying the closing market price of the Company’s common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock bonuses was $0.08 in 2002 and $0.48 in 2001.

In December 2002, at the Company’s request, employees agreed to the cancellation of an aggregate of 13.2 million options (including 2.6 million options granted to officers) to purchase the Company’s common stock previously issued from this Plan and from the 1991 Incentive Stock Plan. The cancelled options had exercise prices above the then-current market price. The Company agreed to reissue these options on a fully vested basis with an exercise price of the lesser of (i) $0.064 per share or (ii) market at the date of the 2003 Annual Stockholder Meeting, subject to stockholder approval at the meeting of an amendment to the 2000 Incentive Plan to increase the number of authorized shares for the 2000 Incentive Plan and to increase the number of shares permitted to be granted annually to a plan participant.

The following table summarizes option grant activity under the 2000 Incentive Plan:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 1999	—	$—
Granted	1,270,000	1.89

Outstanding as of December 31, 2000	1,270,000	1.89
Granted	8,007,522	0.26
Canceled	(492,441)	1.20

Outstanding as of December 31, 2001	8,785,081	0.44
Granted	9,536,132	0.10
Exercised	(2,974,242)	0.09
Canceled	(13,624,663)	0.32

Outstanding as of December 31, 2002	1,722,308	$0.12

Exercisable as of December 31, 2000	212,784	$1.89
Exercisable as of December 31, 2001	4,184,000	$0.48
Exercisable as of December 31, 2002	1,161,232	$0.12

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

As of December 31, 2002, 4,652,006 shares of common stock were available for grant under the 2000 Incentive Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2002 and 2001, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

	2002	2001
Per share weighted average fair value of options granted	$0.05	$0.13
Expected dividend yield	0.00%	0.00%
Riskfree interest rate	3.55%	4.34%
Volatility	80%	80%
Expected life	4.9 years	5.9 years

1991 Incentive Stock Plan

In April 1991, the Company’s Board of Directors approved the adoption of the Company’s Incentive Stock Plan (the Stock Plan). A total of 4,240,992 shares of common stock have been reserved for issuance under the Stock Plan. Since the adoption of the 2000 Equity Incentive Plan in June 2000, no additional shares have been granted from the Stock Plan and all of the shares reserved but not issued or subject to options granted under the Stock Plan are available for grant under the 2000 Incentive Plan.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

The following table summarizes activity under the Stock Plan:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 1999	3,191,640	$0.99
Granted	469,800	2.09
Exercised	(912,777)	0.74
Canceled	(487,856)	1.19

Outstanding as of December 31, 2000	2,260,807	1.37
Exercised	(275,329)	0.77
Canceled	(609,121)	1.14

Outstanding as of December 31, 2001	1,376,357	1.60
Canceled	(1,008,717)	1.27

Outstanding as of December 31, 2002	367,640	$2.49

Exercisable as of December 31, 2000	1,606,571	$1.37
Exercisable as of December 31, 2001	1,192,611	$1.60
Exercisable as of December 31, 2002	367,640	$2.49

At December 31, 2002, there were no shares of common stock available for grant under the Stock Plan and no shares have been granted under the Stock Plan since June 2000. The following table summarizes the per share weighted-average fair value of stock options granted during 2000 on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

2000
Per share weighted-average fair value of options granted	$1.35
Expected dividend yield	0.00%
Risk-free interest rate	6.46%
Volatility	80%
Expected life	8.4 years

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

of stockholders if such meeting occurs less than one year after the date of the grant. The plan will expire in December 2005 unless terminated earlier in accordance with certain provisions of the Plan.

The Company has not recorded any deferred compensation for the Company’s common stock options granted under the Director Option Plan.

The following table summarizes activity under the Director Option Plan:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 1999	207,000	$2.47
Granted	101,500	2.41
Exercised	(750)	1.38

Outstanding as of December 31, 2000	307,750	2.45
Granted	350,000	0.20

Outstanding as of December 31, 2001	657,750	1.25
Granted	200,000	0.16
Canceled	(237,502)	0.17

Outstanding as of December 31, 2002	620,248	$1.32

Exercisable as of December 31, 2000	251,750	$2.40
Exercisable as of December 31, 2001	392,250	$1.94
Exercisable as of December 31, 2002	620,248	$1.32

As of December 31, 2002, 2,229,002 shares of common stock were available for grant under the Director Option Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2002, 2001, and 2000, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

	2002	2001	2000
Per share weighted-average fair value of options granted	$0.06	$0.09	$1.14
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	5.16%	4.12%	6.30%
Volatility	80%	80%	80%
Expected life	1.3 years	2.2 years	2.1 years

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

The following table summarizes information about stock options outstanding under the 2000 Equity Incentive Plan, the 1991 Incentive Stock Plan, and the 1995 Director Option Plan at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Average Remaining Years to Expiration	Weighted-Average Exercise Price	Number Exercisable at 12/31/02	Weighted-Average Exercise Price
$0.03–$0.03	900,000	4.36	$0.03	900,000	$0.03
$0.10–$0.10	373,050	9.85	$0.10	0	$0.10
$0.13–$0.22	654,466	8.89	$0.19	471,578	$0.19
$0.24–$1.00	230,907	6.48	$0.82	225,769	$0.83
$1.1875–$7.00	551,773	6.79	$2.85	551,773	$2.85

$0.03–$7.00	2,710,196	6.88	$0.72	2,149,120	$0.87

1995 Employee Stock Purchase Plan

In December 1995, the Company’s Board of Directors approved the Company’s Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code (the Code). The Company initially reserved 300,000 shares of common stock for issuance under the Purchase Plan. In 2001, the Board of Directors and stockholders authorized reserving an additional 1,000,000 shares for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Each offering period lasts for twenty four months; prior to 2002, stock purchases occurred on April 30 and October 31 of each year. The purchase period beginning November 1, 2001 and ending April 30, 2002 was terminated due to the wind-down of the Company’s operations and all payroll deductions withheld from employees were returned. A new purchase period began on July 1, 2002 and was completed on December 31, 2002, when employees purchased 103,103 shares of the Company’s common stock. For the years ended December 31, 2001, and 2000, 135,794, and 39,801, shares, respectively, were purchased under the Purchase Plan. Cumulative purchases under the Purchase Plan through December 31, 2002 totaled 305,633 shares, leaving 994,367 shares reserved for subsequent purchase.

(13)    Section 401(k) Plan

Effective January 1, 1995, the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Company’s full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan through December 31, 2002.

(14)    Investment in Pepgen Corporation

In 1995, the Company purchased a 49% equity interest in Pepgen for $2.5 million, comprised of $1.0 million paid at closing, a $1.0 million promissory note and options to purchase the Company’s common stock valued at $500,000. The $1.0 million promissory note balance was paid in 1996. The options were granted to

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

Pepgen’s stockholders for the purchase of an aggregate of 475,000 shares of the Company’s common stock at a price of $7.50 per share, of which 100,000 of such shares were immediately exercisable upon signing of the agreement and the remaining 375,000 shares become exercisable upon attainment of certain milestones. In October 1999, Pepgen secured $3.8 million in a new round of financing, reducing the Company’s equity interest to 38%. In June 2000, Pepgen secured an additional $2.0 million in another round of financing, further reducing the Company’s equity interest to 29%. By 2000, the Company carried its investment in Pepgen at zero, as the proportionate losses recognized by the Company had reduced the initial investment to that amount. During the second quarter of 2001, the Company sold its interest in Pepgen for $500,000, citing its short-term financial requirements and strategic commitment to diagnostic, rather than therapeutic, products.

(15)    Income Taxes

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	December 31,
	2002	2001	2000
	(in thousands)
Computed expected tax expense	$(4,520)	$(3,152)	$(4,163)
Losses and credits for which no benefits have been recognized	4,514	3,146	4,112
Meals and entertainment expenses, and officers life insurance not deductible for income tax purposes	7	7	13
Research expenses	—	—	39
State tax expense, net of federal income tax benefit	1	1	1

	$2	$2	$2

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Employee benefit reserves, including accrued vacation and bonuses	$50	$70
Start-up and other capitalization	673	734
Fixed assets, due to differences in depreciation	173	223
Deferred rent and revenue	210	218
Net operating loss carryovers	33,544	29,047
Research and development credits	1,596	1,542
Other	704	493

Total gross deferred tax assets	36,950	32,327
Valuation allowance	(36,950)	(32,327)

Net deferred tax asset	$—	$—

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

The net change in the valuation allowance for the years ended December 2002, 2001, and 2000 was an increase of $4,623,000 $2,944,000, and $4,708,000, respectively. Because there is uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $171,000 of deferred tax assets will be creditable to additional paid-in capital.

As of December 31, 2002, the Company had federal tax net operating loss carryforwards of approximately $94,978,000, which will expire in the years 2004 through 2022. The Company also has federal research and development credit carryforwards as of December 31, 2002 of approximately $1,156,000, which will expire in the years 2005 through 2021.

State tax net operating loss carryforwards were approximately $21,454,000 and state research and development credit carryforwards were $651,000 as of December 31, 2002. The state net operating loss carryforwards will expire in the years 2003 through 2012 and the state research and development credits will carryforward indefinitely.

The Company’s ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in Section 382 of the Internal Revenue Code.

(16)    Royalty, License, and Research Agreements

Royalty and License Agreements

The Company has entered into arrangements with various organizations to receive the right to utilize certain patents and proprietary rights under licensing agreements in exchange for the Company making certain royalty payments based on sales of certain products and services. The royalty obligations are based on a percentage of net sales of licensed products and include minimum annual royalty payments under some agreements. The Company pays royalties to five entities on its urine-based screening test and to one entity on its serum- and urine-based Western Blot supplemental tests. The patents underlying the royalties expire between 2004 and 2009. There are minimum payments required by certain of the agreements that apply regardless of the amount of actual sales. The Company did not make all of the required minimum and sales-based payments for 2001 or 2002.

At December 31, 2002, the Company is approximately $215,000 in arrears on the payment of royalties under certain of its licensing agreements. Under certain of the Company’s licensing agreements, the patent holder or other organization granting rights to the Company has the right to revoke the license for non-payment of royalties. Should the patent holder or other granting organization take that step, the Company could find it necessary to modify its manufacturing practices or change its business plan. During 2002, the Company settled approximately $1 million of its past due royalties by issuing 750,000 shares of its common stock. This transaction was a part of the debt restructuring discussed in Note 8.

(17)    Consulting and Employment Agreements

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

In December 1997, the Company entered into a consulting agreement with a Board member effective from December 1997 to June 1998. Under the agreement, the consultant received compensation of $6,000 per month and was granted 50,000 stock options, which vested over the period of the agreement. The options were cancelled as of October 1999. A replacement grant was made in April 2000 at the same exercise price as for the original grant, which exceeded the April 2000 market price. Other terms of the grant were the same as the original grant.

In December 1997, the Company entered into a consulting agreement with a Board member effective from January 1998 through June 1998. Under the agreement, the consultant received compensation of $2,500 per month and was granted 50,000 stock options, which vested over a 36 month period with the possibility of immediate vesting under certain conditions. The options were cancelled as of October 1999. A replacement grant was made in April 2000 at the same exercise price as for the original grant, which exceeded the April 2000 market price. Other terms of the grant were the same as the original grant.

In October 1998, the Company entered into employment agreements with two officers. Those agreements expired upon the termination of employment and execution of Consulting Agreements that extended from 1999 to 2000 between the Company and each of the officers. Those agreements were subsequently extended in 2000 for an additional twelve-month term, after which they expired and were not renewed.

In October 1999, the Company entered into an employment agreement with an officer and director of the Company that included a base salary of $220,000, subject to annual review, and the grant of 450,000 stock options, which vest over 24 months. The officer was also entitled to a bonus upon the achievement of milestones mutually agreed to by the officer and the Board of Directors. During 2000, the officer received a stock bonus of 25,000 shares of the Company’s common stock and was granted stock options that vest over 24 months to purchase an additional 300,000 shares of the Company’s common stock. During 2001, the officer was granted multiple options with vesting periods ranging from 3 to 36 months to purchase an aggregate of 900,000 shares of the Company’s common stock. In January 2002, the officer was granted options to purchase 421,458 shares of the Company’s common stock at $0.19 per share. One third of the options were exercisable at the date of grant, one third vested on the 12 month anniversary of the grant, and the remaining third vested on the 24 month anniversary of the grant. In October 2002, the Company entered into a new five-year agreement with this officer and director that included an annual salary of $300,000, subject to annual review. The agreement also specifies that the Company will grant the officer options to purchase 4,400,000 shares of common stock upon approval at the Company’s 2003 Annual Meeting of Stockholders of proposed amendments to the 2000 Equity Incentive Plan to significantly increase the number of shares reserved for the Plan and to permit annual grants of up to 10 million shares to individual plan participants. In the event the Company terminates the officer’s employment other than for cause, the officer is entitled to receive her base salary for at least twelve months. The options to be granted pursuant to the employment agreement are exercisable at $0.08 per share and will be granted as fully-vested. The measurement date for this grant will be upon stockholder approval of the 2000 Equity Incentive Plan amendments noted and may result in compensation expense for any intrinsic value on that date. On February 14, 2003 the exercise price of this option was reduced to $0.05 per share. In December 2002, the officer agreed to cancel all outstanding options previously granted to her under the 1991 Incentive Stock Plan and the 2000 Equity Incentive Plan. The cancelled options will be re-granted as fully-vested at the lesser of $0.064 per share or market at the date of the 2003 Stockholders’ Meeting, subject to approval by the stockholders of the 2000 Equity Incentive Plan amendments noted. The measurement date for this grant will be upon stockholder approval and will result in compensation expense for any intrinsic value on that date. The options to be issued pursuant to the employment agreement are not affected by this cancellation.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

In October 1999, the Company entered into a consulting agreement with a Board member to serve as an officer of the Company effective from October 1999 through October 2000. Under the terms of the agreement, the director received compensation of $5,000 per month and was granted options to purchase 150,000 shares of the Company’s stock. The options for 50,000 shares of the Company’s stock vested immediately upon execution of the Agreement, an additional 50,000 shares vested after six months, and the remaining 50,000 shares vested on the one year anniversary of the agreement. The agreement was renewed for an additional twelve months through October 2001 to compensate the Board member for service as Chairman of the Board. The director received a restricted stock award valued at $60,000 that vested over the twelve-month term of the agreement as compensation for the renewal. In 2001, the agreement was renewed for a subsequent twelve-month term. The director was granted options to purchase 300,000 shares of the Company’s stock. The options were to vest ratably over the twelve-month term of the agreement. The Board member resigned as Chairman and as a member of the Board in May 2002. All options not vested at the time of his resignation were cancelled.

In May 2002, in conjunction with the financing proposal enabling the restart of operations, the independent members of the Company’s Board of Directors entered into an employment agreement with the Company’s new Executive Chairman. The employment agreement specifies an annual salary of $400,000 and allows for annual increases based on the Company’s performance and approval of the Compensation Committee of the Board of Directors. On May 10, 2002, when the market price of the Company’s common stock was $0.03 per share, the Executive Chairman was granted fully-vested options to purchase 1,966,666 shares of the Company’s common stock at $0.015 per share and options to purchase 6,000,000 shares of the Company’s common stock at $0.03 per share, with the option to purchase 3,000,000 shares vested immediately and the option to purchase the remainder vested on the one-year anniversary of the option grant. The options have a five-year term. In the event the Company terminates the Executive Chairman’s employment other than for cause, he is entitled to receive his base salary for at least twelve months. In the fourth quarter of 2002, the Company renegotiated the terms of the option grant contained in the Executive Chairman’s Employment Agreement, canceling the option grants in excess of the 900,000 shares at $0.03 per share permitted by the Company’s 2000 Equity Incentive Plan to be issued annually to one plan participant and deferring a portion of his salary. An additional 7,066,666 of the previously granted options will be reissued out of the Company’s 2000 Equity Inventive Plan, subject to stockholders’ approval of a proposal to significantly increase the share authorization for the Plan and to permit annual grants of up to 10 million shares to an individual plan participant. The Company has deferred approximately 30% of the Executive Chairman’s cash compensation, which the Company is accruing, until such time as he and the Company mutually agree the Company is in a financial position to compensate him in accordance with the terms of his agreement. In return for these concessions, the 7,066,666 options will be fully vested upon stockholder approval of the 2000 Equity Incentive Plan amendments noted on the day of the 2003 Stockholders’ Meeting. All other terms and conditions of the original grant remain unchanged. This modification in terms will trigger a new measurement date upon stockholder approval and will result in compensation expense for any intrinsic value on that date.

(18)    Related Party Transactions

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

interest at the prime rate and was due on December 31, 2000. On September 12, 2000, the officer repaid the note and accrued interest in full.

In April 2000, the Company sold 4,096,000 shares of common stock to institutional investors in a private placement at $2.05 per share. The Company sold 1,951,220 of the shares to an investment company for which the Company’s then-Chairman of the Board served on the Board of Directors and as a member of the Compensation Committee. Pursuant to the Common Stock Purchase Agreement dated March 2, 2000, a representative designated by the investment company was elected to serve on Calypte’s Board of Directors. The Calypte Board agreed to nominate a representative selected by the investment company for election to the Calypte Board for so long as the investment company holds one-half of the shares it acquired through the Common Stock Purchase Agreement. The Investment company’s representative resigned from the Board in May 2002 and, although the investment company still holds its shares of the Company’s stock, it has not requested that a new representative be appointed to the Board. Calypte’s former Chairman of the Board also resigned from the Board in May 2002 in conjunction with the election of the Company’s new Executive Chairman. In connection with the private placement, the investment company extended a $1 million line of credit to Calypte and Calypte issued a warrant for the purchase of 100,000 shares of its common stock at $3.62 per share. The Company drew $500,000 under the line of credit, which balance was converted into common stock at the rate of $2.05 per share, consistent with the purchase price for other shares in the private placement purchased by the investment fund.

As described in Note 6, in September 2001, the Company issued a $400,000 Promissory Note to the parent company of its then-largest stockholder. The Company renegotiated the note during 2001 and 2002 and subsequently in 2003.

In November 2001, the Company sold 1,575,855 shares of Common Stock under Regulation 144 to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The investors are required to hold the shares purchased pursuant to this offering for twelve months from the date of purchase. Two current and one former members of the Company’s Board of Directors purchased an aggregate of 721,154 shares of this offering.

(19)    Contingencies

On January 27, 2003, an action was filed in San Francisco County Superior Court against the Company by Heller Ehrman White & McAuliffe, LLP (“Heller”), the Company’s former attorneys. The claim is for unpaid legal fees and expenses in the sum of $546,132 incurred for services rendered primarily between January 2001 and April 2002, plus $93,312 in interest, calculated through March 19, 2003 at 10% per annum on the claimed outstanding balance. The Company disputes the claim. The Company has accrued for the disputed fees and expenses, in the respective periods incurred, excluding interest.

Heller obtained a temporary protective order on January 27, 2003 which expired on March 10, 2003. The temporary protective order (“TPO”) limited the payments that the Company could make from its California bank account, although the order permitted the Company to pay certain payments (present payroll, COD goods, taxes and certain legal expenses connected with the Heller action). At present, the Company’s California-based operations generate less cash, including corporate property converted into cash, than the payments that were permitted by the TPO. The TPO affected the Company’s operations by limiting its ability to pay obligations from its California account. While the TPO is no longer in effect, in the event that Heller seeks and obtains a new TPO, the order may impinge on the Company’s overall operations by affecting its ability to fund its California-based research and development, which impacts its relationship with the FDA and other agencies, as well as its

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

sales and manufacturing activities. A TPO may also interfere with the Company’s timetable for its research and development and manufacturing of its products and with its ability to raise needed working capital to fund the Company’s continued operations. Further, sales and marketing and certain other activities that are based in California may also be impacted as a TPO permits only limited payments, as described above, in California using California funds. Although the use of its California accounts may be restricted by a TPO, the Company’s use for any corporate purpose of its accounts in other areas would not be affected by a TPO issued by the Superior Court.

The Company is contesting the Heller claim and disputing some of the specific billing charges claimed by Heller. A hearing scheduled for March 19, 2003 by Heller to obtain a Writ of Attachment was taken off calendar. The Company in turn withdrew its previously asserted cross-complaint without prejudice. In the event Heller places the matter back on the Court’s calendar and should Heller obtain a Writ of Attachment, the Company may be prevented from using any of its California funds for any purpose until the claimed liability is satisfied. All cash on deposit in California and corporate property in California converted into cash, up to the amount of the potential judgment, would be set aside until a judgment is rendered by the Court with respect to the Heller claims. Until the full amount of the Heller claim plus interest is on deposit in the Company’s bank account in California, only funds in accounts in other areas could be used to pay for the Company’s operations and commitments, including its California operations and California research and development and its sales expenses. Essentially, the Company would have to set aside approximately $640,000 at which time it could then operate as normal. An attachment may permit Heller to obtain custody of some of the Company’s California property, which in turn would materially impair the Company’s business. The Company believes that it has meritorious defenses to Heller’s claims.

On January 24, 2003, the Company was informed that a former vendor of the Company, Validation Systems, Inc. (“Validation”), had commenced an action in Santa Clara County Superior Court on an open book account in the amount of $79,614, incurred between April 1999 and July 2002 and which the Company accrued, concurrently, plus $20,156 in interest, at the rate of 10% per annum until payment, wherein it has claimed that it rendered services related to the validation of biomedical equipment and processes at the Company’s facilities. The Company intends to contest the claim as the alleged services claimed by Validation were not performed in a timely fashion and were unable to be used by the Company. The Company believes that it has meritorious defenses to the action.

(20)    Subsequent Events

Increase in Authorized Shares

On February 14, 2003, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware that increased the number of shares of authorized common stock from 200 million to 800 million. The Company’s stockholders approved the Amendment to the Certificate of Incorporation at the Special Meeting of Stockholders held on February 14, 2003. A principal purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance the Company’s continuing operations.

Employment Agreement

On January 1, 2003, the Company entered into a twelve month employment agreement, with renewal options, with a director and officer of the Company that included a base salary of $200,000, and the grant of options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.05 per share.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

The stock options will be granted as fully vested upon stockholder approval at the Company’s 2003 Meeting of Stockholders of an amendment to significantly increase the number of shares authorized for the 2000 Equity Incentive Plan and to permit annual grants of up to 10 million shares to an individual plan participant. The officer had previously been granted options to purchase an aggregate of 750,000 shares of the Company’s common stock in 2001 and 2002. In December 2002, the officer agreed to cancel all outstanding options previously granted to him. The options will be re-granted as fully-vested at the lesser of $0.064 per share or market at the date of the 2003 Stockholder Meeting, subject to approval by the stockholders the 2000 Equity Incentive Plan amendments noted. The measurement date for these grants will be upon stockholder approval and will result in compensation expense for any intrinsic value on that date.

Extension of 10% Convertible Note

In January 2003, the Company and BNC Bach agreed to extend the maturity date of the 10% Convertible Note to March 17, 2003. On March 17, 2003, the Company and BNC Bach agreed to further extend the maturity date to April 4, 2003.

Extension of 8.5% current note

On February 28, 2003, the Company and LHC Corporation executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the previous note. The payment terms require monthly principal payments of $17,500 plus interest from March through May 2003, increasing to $35,000 monthly, plus interest, thereafter, unless and until the Company secures at least $5,000,000 in additional financing, at which time the remaining outstanding balance is due and payable.

Warrants and stock grants

In January and February 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various legal, business, advisory, marketing and distribution functions similar to those entered into in 2002. On February 14, 2003, when the market price of the Company’s stock was $0.067, the Company issued warrants to purchase an aggregate of 22,000,000 shares of its common stock at $0.05 per share and stock grants of an aggregate of 7,650,000 shares of its common stock as compensation for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. At February 28, 2002, the consultants had exercised warrants to purchase 16,000,000 shares of the Company’s common stock and the Company had received proceeds of $800,000.

Conversion of 8% Convertible Note

On February 3, 2003, Excalibur Ltd. Partnership converted $100,000 principal of its $200,000 Convertible Note dated May 24, 2002 plus accrued interest and accumulated liquidated damages. The Company issued 4,113,640 shares of its common stock to Excalibur pursuant to this conversion.

Conversion of 12% Convertible Debenture and Modification of Conversion Price

On February 18, 2003, when the market price of our common stock was $0.061 per share, Bristol provided notice to the Company that it intended to convert a portion of its debenture subject to an adjusted conversion rate as a result of the terms of its Security Purchase Agreement with the Company. Based upon the foregoing, the Company determined that it would permit Bristol to convert at an adjusted conversion rate which will result in

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

the issuance of an additional approximately 1.6 million shares of common stock. As a part of the Registration Rights Agreement, the Company and Bristol agreed that the Company would file a post-effective amendment reflecting the additional conversion rate prior to permitting Bristol to convert at the adjusted conversion rate. The Company heretofore had included adequate shares in its registration to cover such a contingency. Accordingly, as of February 18, 2003, Bristol converted an additional $150,000 principal of the original $425,000 12% Convertible Debenture plus accrued interest and accumulated liquidated damages. The Company issued 9,227,626 shares of its common stock to Bristol pursuant to this conversion. The additional shares to be issued to Bristol will be issued based on the difference between the number of shares previously issued pursuant to the conversion notice and the number of shares that would have been issued based on a conversion price of the lesser of (1) $0.05 per share or (2) 60% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion, subject to anti-dilution provisions through the filing of the post-effective amendment. The post-effective amendment to the Registration Statement will incorporate the new conversion price for all subsequent conversions.

10% Short-term Convertible Debentures

On January 13, 2003, the Company issued a $1,000,000 10% convertible debenture to Mercator Focus Fund, L.P. and received net proceeds of $818,000 net of fees and expenses. $308,000 of the proceeds were used to repay the October 2002 $300,000 12% Convertible Debenture and accrued interest to Mercator Momentum Fund L.P. The debenture is convertible into the Company’s common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not to exceed $0.10. At the time of closing, the trading price of our stock was $0.06. Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. The Company has not yet filed a registration statement for the shares underlying this debenture. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock.

On January 29, 2003, the Company issued a $450,000 10% convertible debenture to Mercator Momentum Fund, L.P. and received net proceeds of $440,000 net of fees and expenses. The debenture is convertible into the Company’s common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not to exceed $0.10. At the time of closing, the trading price of our stock was $0.06. Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. The Company has not yet filed a registration statement for the shares underlying this debenture. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock.

Extension of Mercator Debenture Registration Periods

On February 14, 2003, when the price of the Company’s common stock was $0.07, the Company and Mercator Momentum Fund, L.P. and Mercator Focus Fund, L.P. agreed to waive all penalties relating to non-registration of the underlying common stock as required in the various Registration Rights Agreements until April 4, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

By:	/s/ NANCY E. KATZ
Nancy E. Katz President and Chief Executive Officer

Date: March 26, 2003

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

Signature	Title	Date

/s/ ANTHONY J. CATALDO Anthony J. Cataldo	Executive Chairman of the Board of Directors	March 26, 2003

/s/ NANCY E. KATZ Nancy E. Katz	President, Chief Executive Officer and Director	March 26, 2003

/s/ RICHARD D. BROUNSTEIN Richard D. Brounstein	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 26, 2003

/s/ JOHN J. DIPIETRO John J. DiPietro	Director	March 26, 2003

/s/ PAUL FREIMAN Paul Freiman	Director	March 26, 2003

/s/ DIAN J. HARRISON Dian J. Harrison	Director	March 26, 2003

/s/ JULIUS R. KREVANS, M.D. Julius R. Krevans, M.D.	Director	March 26, 2003

/s/ MARK NOVITCH, M.D. Mark Novitch, M.D.	Director	March 26, 2003

/s/ ZAFAR I. RANDAWA, PH.D. Zafar I. Randawa, Ph.D.	Director	March 26, 2003

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Cataldo, certify that:

1. I have reviewed this annual report on Form 10-K of Calypte Biomedical Corporation;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ ANTHONY J. CATALDO

Anthony J. Cataldo Executive Chairman

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Nancy E. Katz, certify that:

1. I have reviewed this annual report on Form 10-K of Calypte Biomedical Corporation;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ NANCY E. KATZ
Nancy E. Katz Chief Executive Officer

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

I, Richard D. Brounstein, certify that:

1. I have reviewed this annual report on Form 10-K of Calypte Biomedical Corporation;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ RICHARD D. BROUNSTEIN
Richard D. Brounstein Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS REPORT ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors

Calypte Biomedical Corporation:

Under date of February 7, 2003, except Note 20, which is as of March 24, 2003, we reported on the consolidated balance sheets of Calypte Biomedical Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Calypte Biomedical Corporation and subsidiary referred to above contains an explanatory paragraph that states that the Company’s recurring losses from operations and its working capital deficit and accumulated deficit raise substantial doubt about the entity’s ability to continue as a going concern. The consolidated financial statement schedule included in this Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

San Francisco, California

February 7, 2003

S-1

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$191	$			159	$32
Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$35		$156			$191
Year Ended December 31, 2000
Allowance for doubtful accounts receivable	$35					$35

S-2