Form 10-Q
period 2003-03-31
CALYPTE BIOMEDICAL CORP
filed 2003-05-19
CIK 899426

==========================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                    ---------------       ---------------

Commission file number:   000-20985

                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   06-1226727
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

                                       Yes       X      No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                       Yes              No    X

         The registrant had 304,692,581 shares of common stock outstanding as of May 12, 2003.

===============================================================================


                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


                                    FORM 10-Q

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------

PART I.       FINANCIAL INFORMATION


           Item 1.      Consolidated Financial Statements (unaudited) :

                        Condensed Consolidated Balance Sheets as of
                        March 31, 2003 and December 31, 2002........................               3

                        Condensed Consolidated Statements of Operations for the Three
                        Months Ended March 31, 2003 and 2002........................               4

                        Condensed Consolidated Statements of Cash Flows for the Three
                        Months Ended March 31, 2003 and 2002........................               5

                        Notes to Condensed Consolidated Financial
                        Statements..................................................               6

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.......................................              15

           Item 3.      Quantitative and Qualitative Disclosures About
                        Market Risk.................................................              48

           Item 4.      Controls and Procedures.....................................              49

PART II.   OTHER INFORMATION


           Item 1.      Legal Proceedings...........................................              50

           Item 2.      Changes in Securities and Use of Proceeds...................              50

           Item 4.      Submission of Matters to a Vote of Security Holders.........              52

           Item 5.      Other Information - Subsequent Events.......................              52

           Item 6.      Exhibits and Reports on Form 8-K............................              53

SIGNATURES AND CERTIFICATIONS.......................................................              54


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                           MARCH 31,  DECEMBER 31,
                                                                                                             2003        2002
                                                                                                           ----------  ----------
                                     ASSETS
Current assets:
Cash and cash equivalents                                                                                  $     294   $     147
Accounts receivable, net of allowance of $32 at March 31, 2003 and December 31, 2002                             319         327
Inventory                                                                                                      1,271         963
Prepaid expenses                                                                                                 294         163
Deferred offering costs, net of accumulated amortization of
   $396 and $213 at March 31,  2003 and December 31, 2002, respectively                                          732         662
Other current assets                                                                                              14          15
                                                                                                           ----------  ----------
Total current assets                                                                                           2,924       2,277
Property and equipment, net                                                                                      799         917
Other assets                                                                                                      83         103
                                                                                                           ----------  ----------
                                                                                                           $   3,806   $   3,297
                                                                                                           ==========  ==========
                  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
                        STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses                                                                      $   5,284   $   5,145
Notes and debentures payable, net of discount of $2,625 and $2,638 at March 31, 2003
 and December 31, 2002, respectively                                                                           3,404       2,181
Deferred revenue                                                                                                 500         500
                                                                                                           ----------  ----------
Total current liabilities                                                                                      9,188       7,826
  Warrant liability                                                                                              393         356
  Deferred rent obligation                                                                                        21          20
  Capital lease obligations-long-term portion                                                                     16          13
                                                                                                           ----------  ----------
     Total liabilities                                                                                         9,618       8,215
                                                                                                           ----------  ----------
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at March 31, 2003 and December 31, 2002; 100,000 shares issued and outstanding at March 31, 2003 and December 31, 2002;
aggregate redemption and liquidation value of $1,000 plus cumulative dividends                                 2,606       2,576
                                                                                                           ----------  ----------
Commitments and contingencies                                                                                      -           -

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding                    -           -
Common stock, $0.001 par value; 800,000,000 and 200,000,000 shares authorized at March 31,
 2003 and December 31, 2002, respectively; 235,638,840 and 151,754,521 shares issued and
 outstanding as of March 31, 2003 and December 31, 2002, respectively                                            236         152
Additional paid-in capital                                                                                    99,140      93,804
Accumulated deficit                                                                                         (107,794)   (101,450)
                                                                                                           ----------  ----------
    Total stockholders' deficit                                                                               (8,418)     (7,494)
                                                                                                           ----------  ----------
                                                                                                           $   3,806   $   3,297
                                                                                                           ==========  ==========



                 See accompanying notes to financial statements.



                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                            ----------------------------
                                                                                                2003           2002
                                                                                            -------------- -------------

Revenues:
   Product Sales                                                                               $    784    $  1,159

Operating expenses:
   Product Costs                                                                                  1,415       1,630
   Research and development costs                                                                   314         241
   Selling, general and administrative costs (non-cash of $ 2,219
     for the three months ended March 31, 2003)                                                   4,009       1,215
                                                                                              ---------    ---------


     Total expenses                                                                               5,738       3,086
                                                                                              ---------    ---------


       Loss from operations                                                                      (4,954)     (1,927)

Interest income                                                                                       -           1
Interest expense (non-cash of $1,373 and $33  for the three
   months ended March 31, 2003 and 2002, respectively)                                           (1,516)        (47)
Gain on early extinguishments of debt                                                                 -       1,319
Other income, net (non-cash of $128 for the three months
   ended March 31, 2003                                                                             128           8
                                                                                              ---------    ---------

       Loss before income taxes                                                                  (6,342)       (646)

Income taxes                                                                                         (2)         (2)
                                                                                              ---------    ---------

       Net loss                                                                                  (6,344)       (648)

Less dividends on mandatorily redeemable Series A preferred stock                                   (30)        (30)
                                                                                               --------    ---------

Net loss attributable to common stockholders                                                 $   (6,374)   $   (678)
                                                                                               ========     ========

Net loss per share attributable to common stockholders (basic and diluted)                   $   (0.04)   $   (0.02)
                                                                                               ========     ========

Weighted average shares used to compute net loss per share attributable to common
   stockholders (basic and diluted)                                                             172,657      40,597
                                                                                               ========     ========

                                See accompanying notes to financial statements.




                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                           ----------------------------
                                                                                                2003          2002
                                                                                            ------------- --------------

Cash flows from operating activities:
Net loss                                                                                     $   (6,344)   $     (648)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                    134           122
   Amortization of deferred compensation                                                              -             8
   Amortization of debenture discounts and charge for beneficial conversion feature                 840            27
   Amortization of deferred offering costs                                                          184             -
   Liquidated damages due to non-registration                                                       312             -
   Non-cash loss (gain) on settlement of debt                                                        55        (1,319)
   Fair market value of common stock warrants, options and bonuses granted                        2,214            18
   Gain on repurchase of beneficial conversion feature                                             (128)            -
   Warrant liability adjustment                                                                      37             -
   Changes in operating assets and liabilities:
     Accounts receivable                                                                              8           143
     Inventory                                                                                     (308)           91
     Prepaid expenses and other current assets                                                     (130)          249
     Other assets                                                                                    20             -
     Accounts payable and accrued expenses                                                          314           125
     Deferred rent obligation                                                                         1             2
                                                                                            -----------   -----------

       Net cash used in operating activities                                                     (2,791)       (1,182)
                                                                                            -----------   -----------

Cash flows from investing activities:
   Purchase of equipment                                                                            (16)          (69)
                                                                                            -----------   -----------

       Net cash used in investing activities                                                        (16)          (69)
                                                                                            -----------   -----------

Cash flows from financing activities:
   Proceeds from sale of stock                                                                    1,661           823
   Expenses paid related to sale of stock                                                           (50)          (66)
   Proceeds from issuance of notes and debentures                                                 1,658           368
   Repayment of notes and debentures                                                               (318)          (18)
   Principal payments on capital lease obligations                                                    3           (24)
                                                                                            -----------   -----------

       Net cash provided by financing activities                                                  2,954         1,083
                                                                                            -----------   -----------

Net increase (decrease) in cash and cash equivalents                                                147          (168)

Cash and cash equivalents at beginning of period                                                    147           287
                                                                                            -----------   -----------

Cash and cash equivalents at end of period                                                    $     294     $     119
                                                                                            ===========   ===========

Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                                      $      3    $        3
   Cash paid for income taxes                                                                         2             -

Supplemental disclosure of non-cash activities:
   Dividend on mandatorily redeemable Series A preferred stock                                       30            30
   Common stock grants                                                                              292           238
   Original issue discount and expense withheld from debenture proceeds                               -            57
   Conversion of notes, debenture payable and accrued interest to common stock                      635             -
   Fair market value of warrants issued in conjunction with debenture                                 -           425
   Beneficial conversion feature, net of write off upon conversion                                  827             -
   Accrued interest converted to note payable                                                        42             -


                 See accompanying notes to financial statements

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 2002 included in its Form 10-K filed with the SEC on March 26, 2003.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

During the first quarter of 2003, Calypte incurred a net loss of $6.3 million and its accumulated deficit at March 31, 2003 was $107.8 million. For the Company to successfully implement its business plan, it must overcome certain impediments. Specifically, in April of 2002, the Company announced the winding down of its business operations because it lacked sufficient capital to continue to successfully implement its business model. Subsequently, in May of 2002, the Company announced an arrangement for new funding, including a commitment for funding of at least $5 million over the next twelve months, which allowed for Calypte to resume and recommence regular business operations. Based upon the Company's tenuous financial condition, its independent auditors have issued an opinion indicating that its recurring losses from operations, its working capital deficit and its accumulated deficit raise substantial doubt about the Company's ability to continue its business operations as a going concern, and the Company continues to reassess its business plan and capital requirements as a result of the wind-down and subsequent restart of its operations. The Company does not believe that its currently available financing will be adequate to sustain operations at current levels and achieve its current business expansion milestones through the second quarter of 2003 unless new financing is arranged. Although, for the period May 10, 2002 through March 31, 2003, the Company has completed new financings in which it has received an aggregate of approximately $8.7 million, exceeding the initial $5 million new funding commitment described above, the Company does not know if it will succeed in raising additional funds through further offerings of debt or equity. The Company must achieve profitability for its business model to succeed. Prior to accomplishing this goal, the Company believes that it will need to arrange additional financing of at least $10 million in the next twelve months. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

The Company is actively engaged in seeking additional financing in a variety of venues and formats and it continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to it on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or the Company is unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and it may be unable to continue its operations at current levels, or at all.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

(2)  SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured on the value of the award at the grant date, and recognized over the service period. SFAS No. 123, as amended, allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123, as amended, or under the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees in accordance with the provisions of APB Opinion No. 25. The Company records deferred compensation for the difference, if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis. The Company has adopted the disclosure requirements of SFAS No. 148.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issue No. 96-18 Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested employee awards in each period (in thousands):

                                                                                Three months ended
                                                                                     March 31,
                                                                              2003              2002
                                                                              ----              ----


Net loss attributable to common stockholders, as reported                   $  (6,374)      $     (678)
Add: Stock-based employee compensation expense included in reported
   net loss, net of related tax effects                                            84                9
Less: Stock-based employee compensation expense determined under fair
   value based method for all awards, net of related tax effects                 (104)            (229)
                                                                            ---------        ----------
Pro forma net loss attributable to common stockholders                      $  (6,394)      $     (898)
                                                                            ---------       ----------

Basin and diluted net loss per share attributable to common stockholders:
As reported                                                                 $  (0.04)       $   (0.02)
Pro forma                                                                   $  (0.04)       $   (0.02)


NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding attributable to common stockholders during the period presented. The computation of diluted loss per share is similar to the computation of basic loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 34,341,879 and 30,424,479 shares at March 31, 2003 and 2002, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was anti-dilutive.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

The Company adopted Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," during the first quarter of 2003. Accordingly, certain reclassifications have been made in the Condensed Consolidated Statement of Operations for 2002 to conform to Statement No. 145.

(3)      INVENTORIES

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                                                     2003             2002
                                                                                     ----             ----

Raw materials                                                                     $    239         $    197
Work-in-process                                                                        659              443
Finished goods (including consigned inventory of $66 and $101 for the periods
  ended March 31, 2003 and December 31, 2002, respectively                             373              323
                                                                                 ---------          -------

Total Inventory                                                                  $   1,271          $   963
                                                                                 =========          =======

(4)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                                                     2003             2002
                                                                                     ----             ----

Trade accounts payable                                                           $   3,356        $   3,462
Accrued royalty payments                                                               464              338
Accrued salary and vacation pay                                                        323              240
Accrued interest (including non-cash liquidated damages of $ 708 and $546
  at March 2003 and December 31 2002, respectively)                                    981              789
Other                                                                                  160              316
                                                                                ----------       ----------

Total accounts payable and accrued expenses                                       $  5,284         $  5,145
                                                                                  ========         ========
(5)      NOTES AND DEBENTURES PAYABLE

The table below summarizes notes and debentures payable activity for the three months ended March 31, 2003 (in thousands).

                                                                                                   Discount       Net
                                   Balance                                            Balance         At      Balance At
                                  12/31/02    Additions     Payments    Conversions    3/31/03     3/31/03      3/31/03
                                  --------    ---------     --------    -----------    -------     -------      -------
8% Convertible Notes              $  2,985      $     -   $        -      $  (100)      $ 2,885    $ (1,637)     $ 1,248
8.5% Note - LHC Corporation            393           42         (18)            -           417           -          417
10% Convertible Note - BNC Bach        126            -           -             -           126           -          126
10% Convertible Debentures -
   Mercator                              -        1,950           -             -         1,950        (896)       1,054
12% Convertible Debenture -
   Bristol Investment Fund,            465            -           -          (364)          101         (56)          45
   Ltd.
12% Convertible Debenture -
   Mercator                            850            -        (300)              -         550         (36)         514
                                  --------    ----------     ------     -----------    --------    ---------    --------

Total                             $  4,819     $  1,992     $  (318)      $  (464)     $  6,029    $ (2,625)    $  3,404
                                  ========     ========     ========      =======      ==========  ========     ========

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

8% Convertible Notes - Various Holders
During the second and third quarters of 2002, the Company issued a series of 8% convertible notes in the aggregate principal amount of $3.125 million. The notes each have a 24 month term and are convertible into shares of the Company's common stock at the lesser of $.10 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity. On February 3, 2003, Excalibur Limited Partnership converted $100,000 face value plus accrued interest and $28,000 of liquidated damages into 4,113,640 shares of the Company's common stock at a conversion price of $0.0338 per share.

At March 31, 2003, the Company has not yet filed a registration statement for the shares underlying the notes and, consequently, the holders of the notes have the right to demand immediate repayment of the notes. Although none of the holders has demanded repayment, these notes are classified as current liabilities as of March 31, 2003 and December 31, 2002. As a result of the non-registration, the Company is required to pay, in cash or stock, at the subscribers' option, liquidated damages in an amount equal to 2% of the note principal per month. As of March 31, 2003, the Company has accrued approximately $556,000 as liquidated damages attributable to these notes, of which approximately $188,000 was recorded as non-cash interest expense during the first quarter of 2003.

8.5% Note - LHC Corporation
On February 28, 2003, the Company and LHC Corporation executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the December 2001 note. The terms of the February 2003 note require monthly principal payments of $17,500 plus interest from March 2003 through May 2003, increasing to $35,000 monthly, plus interest, thereafter, unless and until the Company secures at least $5,000,000 in additional financing, at which time the remaining outstanding balance is due and payable. The Company renegotiated the terms of the December 2001 note due to a lack of available funds and to avoid a default.

10% Convertible Note - BNC Bach
On January 15, 2003, the Company and BNC Bach agreed to extend the maturity date of the 10% Convertible Note to March 17, 2003. On March 17, 2003, the Company and BNC Bach agreed to further extend the maturity date to April 4, 2003. No accounting adjustments were required as a result of the extension of the note's maturity. See Note 7, Subsequent Events, regarding a further extension of the maturity of this note.

10% Convertible Debentures-Mercator Focus Fund, Mercator Momentum Fund and Mercator Momentum Fund III On January 13, 2003, when the market price of the Company's stock was $0.065, the Company issued a $1,000,000 10% convertible debenture to Mercator Focus Fund, L.P. ("Focus Fund") pursuant to Regulation S and received net proceeds of $818,000 net of fees and expenses. $308,000 of the proceeds was used to repay the $300,000 October 2002 12% convertible debenture and accrued interest issued to Mercator Momentum Fund L.P. ("Mercator"). The debenture is convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $0.10. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $0.067, the Company and Focus Fund agreed to waive all penalties relating to non-registration of the underlying common stock as required in the Registration Rights Agreement until April 4, 2003. On March 31, 2003, when the market price of Calypte's common stock was $0.0295, Focus Fund granted the Company an additional 30-day extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. In the event the Company does not complete the registration within the specified time period, Focus Fund may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of the Company's common stock. See Note 7, Subsequent Events, regarding a further waiver of the registration requirements for this debenture.

On January 29, 2003, when the market price of the Company's stock was $0.056, the Company issued a $450,000 10% convertible debenture to Mercator pursuant to Regulation S and received net proceeds of $440,000, net of fees and expenses. The debenture is convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $0.10. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $0.067, the Company and Mercator agreed to waive all penalties relating to non-registration of the underlying common stock as required in the Registration Rights Agreement until April 4, 2003. On March 31, 2003, when the market price of Calypte's common stock was $0.0295, Mercator granted the Company an additional extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock. See Note 7, Subsequent Events, regarding a further waiver of the registration requirements for this debenture.

On March 14, 2003, when the market price of the Company's stock was $0.050, the Company issued a $400,000 10% convertible debenture to Focus Fund and a $100,000 10% convertible debenture to Mercator Momentum Fund III, L.P. ("Momentum Fund III"), each pursuant to Regulation S, and received aggregate net proceeds of $400,000, net of fees and expenses. Each debenture is convertible into the Company's common stock at 65% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $0.07. Under the terms of the debenture agreements, Calypte agreed to file a registration statement for the shares of common stock underlying the debentures within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. In the event the Company does not complete the registration within the specified time period, Focus Fund and Momentum Fund III may elect to accelerate the debentures, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock.

The Company determined that each of the above 10% convertible debentures was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion features as a discount to the face amount of the debentures and is amortizing them over the term of the respective debentures. In aggregate, the Company has recorded approximately $165,000 of such amortization as non-cash interest expense for the quarter ended March 31, 2003. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount is charged to interest expense.

12% Convertible Debentures - Bristol Investment Fund Ltd.
On February 18, 2003, and subsequent to the February 14, 2003 effective date of the registration statement on Form S-2/A (No. 6) which registered shares of common stock underlying the 12% Convertible Debentures in the amount of $525,000 that we issued to Bristol Investment Fund, Ltd. ("Bristol"), Bristol provided notice to the Company that Bristol intended to convert a portion of its debentures and that the number of shares underlying its debenture was subject to adjustment for anti-dilution pursuant to the terms of the Security Purchase
Agreement with the Company. As a consequence of that notice, the Company and Bristol signed a letter agreement on February 28, 2003 (the "February 28, 2003 Letter Agreement") providing that the Company could be required to issue additional shares to Bristol based upon an adjusted conversion rate. On the basis of the February 28, 2003 Letter Agreement, Bristol converted an aggregate of $365,000 face value, plus accrued interest and $122,000 of liquidated damages, into 19,792,211 shares of the Company's common stock during the first quarter of 2003. See Note 7, Subsequent Events, regarding an additional conversion of these debentures.

The number of additional shares that the Company could be required to issue pursuant to the February 28, 2003 Letter Agreement is based on the difference between (i) the number of shares that would have been issued based on a conversion price of the lesser of (a) $0.05 per share and (b) 60% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion (the "60% Conversion Price"), and (ii) the number of shares previously issued pursuant to the conversion notice (based on a conversion price of 70% of the 3 lowest trades for the 20 days preceding conversion (the "70% Conversion Price")). In accordance with the Registration Rights Agreement, the Company is

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

required to file a post-effective amendment to the Company's Registration Statement on Form S-2/A (No.6) to reflect the adjusted conversion rate. The Company had included additional shares in the Form S-2 registration statement to cover such a contingency. In accordance with the February 28, 2003 Letter Agreement, the Company is required to issue the following additional shares to
Bristol: (1) an additional 0.796 million shares pursuant to Bristol's conversion on February 18, 2003 of $150,000 principal amount of the debentures; (2) an additional 0.212 million shares pursuant to Bristol's conversion on March 10, 2003 of $63,464 principal amount of debentures, and (3) an additional 0.290 million shares pursuant to Bristol's conversion on March 26, 2003 of $55,000 principal amount of debentures, for a total of an additional 1.298 million shares. The 70% Conversion Price used to determine the number of shares issued pursuant to Bristol's conversion notice on March 31, 2003 resulted in the issuance of a greater number of shares than would have resulted from the use of the 60% Conversion Price. Specifically, the Company issued shares in excess of the 60% Conversion Price amount of 1.880 million shares pursuant to Bristol's conversion on March 31, 2003 of $96,566 principal amount of debentures. The excess shares issued pursuant to the March 31, 2003 conversion exceeds by 0.582 million shares the additional shares required to be issued pursuant to the February 18, March 10, and March 26, 2003 conversions. Accordingly, the Company does not currently plan to file a post-effective amendment to its Registration Statement or register any additional shares for these debentures.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock," and the terms of the Class A and Class B warrants issued to Bristol in conjunction with the 12% debentures in February 2002, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the first debenture, which was being amortized as interest expense over the 24 month term of the debenture. The warrant liability will be reclassified to equity at the time the Company has registered sufficient shares to allow for the exercise of the warrants. Until that time, it is marked to market through earnings. The Company recorded approximately $37,000 of non-cash interest expense attributable to the re-measurement of the warrant liability for the quarter ended March 31, 2003. The Company also recognized approximately $35,000 in non-cash interest expense related to the amortization of the debenture discount for the quarter ended March 31, 2003. The Company recorded an additional $23,000 of non-cash interest expense during the quarter ended March 31, 2003 attributable to liquidated damages for the failure to timely register the shares underlying these debentures prior to the effective date of the registration statement.

12% Convertible Debentures - Mercator Momentum Fund
On September 12, 2002, the Company issued a $550,000 12% convertible debenture to Mercator. The debenture is convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $0.05. This debenture is the first tranche of a $2.0 million commitment that will become available upon the filing and effectiveness of a registration statement. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 45 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 135 days of the closing date. At December 31, 2002, the Company had obtained a waiver of the non-registration provisions of the agreement through February 18, 2003. On February 14, 2003, when the price of the Company's common stock was $0.067, the Company and Mercator agreed to waive all penalties relating to non-registration of the underlying common stock as required in the various Registration Rights Agreements until April 4, 2003. On March 31, 2003, when the market price of Calypte common stock was $0.0295, the Company amended the conversion price to eliminate a conversion price floor of $0.05 per share in return for an extension until May 5, 2003 in which to register the shares of common stock underlying this and certain other Mercator-group financings. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of its common stock. See Note 7, Subsequent Events, regarding a further waiver of the registration requirements for this debenture.

On October 22, 2002, the Company issued a $300,000 12% convertible debenture to Mercator. The debenture and related accrued interest was repaid on January 13, 2003 in conjunction with the issuance of a $1,000,000 10% convertible debenture to Focus Fund. Upon the repayment, the Company charged the remaining unamortized amount of the beneficial conversion feature of approximately $271,000 to non-cash interest expense. Additionally, the repayment of this note resulted in the Company effectively repurchasing a portion of the beneficial conversion feature. In situations in which a debt instrument containing an embedded beneficial conversion feature is extinguished prior to conversion, a portion of the debt payment is allocated to the beneficial conversion feature using the

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

intrinsic value of that conversion feature at the extinguishment date. Any residual amount is then allocated to the convertible security with the Company recognizing a gain or loss to remove the remaining liability. The repayment of the debenture and the repurchase of the beneficial conversion feature resulted in a non-cash gain of $128,000, recorded as other income, during the first quarter of 2003.

The Company determined that the Bristol and Mercator 12% convertible debentures were each issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion feature as a discount to the face amount of the debenture and amortized it over the respective term. The Company recorded approximately $54,000 of such amortization as non-cash interest expense for the quarter ended March 31, 2003. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount will be charged to interest expense.

(6) STOCKHOLDERS' DEFICIT

Increase in Authorized Shares

On February 14, 2003, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware that increased the number of shares of authorized common stock from 200 million to 800 million. The Company's stockholders approved the Amendment to the
Certificate of Incorporation at a Special Meeting of Stockholders held on February 14, 2003. A principal purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance the Company's continuing operations.

Private Placement

Under the terms of the August 2002 private placement agreement in which the Company issued 8,000,000 shares of its common stock and received proceeds of $400,000, it agreed to file a registration statement for the shares of common stock and use its reasonable best commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. Under the terms of the agreement, the Company is require to issue, as liquidated damages, 250,000 shares of its common stock for each ten days of delay past November 27, 2002. At March 31, 2003, the Company had not filed a registration statement for this private placement. Accordingly, at March 31, 2003, the Company has recorded an aggregate of $152,000 in non-cash interest expense representing the value of 3,000,000 shares issuable as liquidated damages through March 31, 2003. See Note 7, Subsequent Events, regarding shares issued as liquidated damages pursuant to this agreement.

Warrants, options and stock grants

During 2002, the Company issued warrants and options to purchase an aggregate of 47,500,000 shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations, including introductions and arrangements with respect to potential domestic and international product distribution agreements, assistance with international product trials and regulatory qualifications. At December 31, 2002, the consultants had exercised options and warrants to purchase all but 1,000,000 of the warrants granted. In February 2003, the Company received $50,000 from the exercise of the remaining warrants and issued 1,000,000 shares of its common stock.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

During the first quarter of 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various legal, business advisory, marketing and distribution functions similar to those entered into during 2002. The Company issued warrants to purchase an aggregate of 60,240,000 shares of its common stock as compensation for these services. At March 31, 2003, the consultants had exercised warrants to purchase 43,240,000 shares of the Company's common stock and the Company had received proceeds of $1,481,000. The warrants summarized below were non-forfeitable and fully-vested at the date of issuance and were valued using the Black-Scholes option pricing model using the assumptions noted below.

Date of Issue                           2/14/03     2/14/03      3/14/03      3/24/03      3/25/03      3/27/03
Number of shares                       19,000,000   3,000,000      240,000   20,000,000    10,000,000   8,000,000
Exercise price per share                    $0.05       $0.05       $ .025       $ .025        $ .025      $ .025
Market price of Calypte's stock on         $0.067      $0.067       $0.050       $0.047        $0.045      $0.044
   date of issuance
Black Scholes valuation:                   $0.026     $0.0400      $0.0486      $0.0243       $0.0252     $0.0213
   Assumptions:
   Expected dividend yield                   0.0%        0.0%         0.0%         0.0%          0.0%        0.0%
   Risk free rate of return                 1.19%       1.30%        1.30%        1.19%         1.20%       1.19%
   Contractual life                      3 months    9 months    12 months     3 months      6 months    3 months
   Volatility                              142.3%      163.6%       411.5%       138.4%        136.8%     131.35%
Consulting Expense                       $496,000    $119,000      $11,670     $485,963      $251,588    $170,611
Number of shares exercised through     16,000,000           -      240,000   20,000,000     3,000,000   4,000,000
   March 31, 2003
Proceeds received upon exercise          $800,000           -       $6,000     $500,000       $75,000    $100,000


Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized consulting expense attributable to these warrants at the date of grant and in the amounts indicated.

In addition to the warrants described above, during the first quarter of 2003, the Company also issued stock grants for approximately 13.3 million shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of $635,000 based on the market price of the stock on the date of grant.

(7)    SUBSEQUENT EVENTS

Conversion of remaining Bristol 12% Convertible Debenture

On April 2, 2003, Bristol Investment Fund, Ltd. converted the remaining $100,000 principal, plus accrued interest, 12 % Convertible Debenture into 6,328,611 shares of the Company's common stock. Pursuant to the February 28, 2003 Letter Agreement, the 70% Conversion Price used to determine the number of shares issued pursuant to Bristol's April 2, 2003 conversion notice resulted in the issuance of approximately 590,000 shares more than would have resulted from the use of the 60% Conversion Price.

Extension of Maturity of 10% Convertible Note

On April 2, 2003, the Company and BNC Bach agreed to extend the maturity date of the 10% Convertible Note to May 5, 2003. On April 30, 2003, the Company and BNC Bach amended the conversion price to eliminate a conversion price ceiling of $0.05 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004.

Extension of Waiver of Non-Registration Penalties

On April 11, 2003, when the market price of Calypte's common stock was $0.0245, the Company received an extension until May 5, 2003 in which to register the shares of common stock underlying the aggregate of $500,000 face value of 10% Convertible Debentures issued to Focus Fund and Momentum Fund III. On May 1, 2003, when the market price of Calypte's common stock was $0.0237, the Company received a further extension until June 16, 2003 to file and until September 2, 2003 to achieve effectiveness of a registration statement including the shares underlying all of the Mercator, Focus Fund and Momentum Fund III convertible debentures and warrant.

Issuance of shares for liquidated damages

On April 1, 2003, when the price of the Company's common stock was $0.0283, the Company issued 3,000,000 shares of its common stock in settlement of accumulated liquidated damages through March 27, 2003 pursuant to the terms of the August 2002 private placement agreement. The Company has still not filed a registration statement for these shares and liquidated damages continue to accrue.

                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

Additional Financing

On April 29, 2003, when the market price for the Company's common stock was $0.0275, the Company issued a $300,000 12% convertible debenture to Mercator and received net proceeds of $245,000, net of fees and expenses. The debenture is convertible into the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $0.04. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On May 1, 2003, when the market price of Calypte's common stock was $0.0237, the Company received a further extension until June 16, 2003 to file and until September 2, 2003 to achieve effectiveness of a registration statement including the shares underlying this debenture. The Company has not yet filed a registration statement for the shares underlying this financing.

Issuance of Additional Shares for Consulting Services

During April 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various services. The Company issued warrants to purchase an aggregate of 9,000,000 shares of its common stock as compensation for these services. As of April 30, 2003, the consultants had exercised warrants to purchase 4,000,000 shares of the Company's common stock and the Company had received proceeds of $100,000. The warrants were non-forfeitable and fully-vested.

In addition to the warrants described above, during April 2003, the Company issued stock grants for approximately 31 million shares of its common stock to certain consultants under various agreements and recorded non-cash selling, general and administrative expense of approximately $750,000 based on the market value of the stock on the date granted. Also during April 2003, the Company issued approximately 5 million shares of its common stock to certain service providers agreeing to settle outstanding balances in stock.

Legal Proceedings

On April 30, 2003, the Company and its former counsel, Heller Ehrman White & McAuliffe,LLP ("Heller") reached a settlement agreement whereby the Company has agreed to pay a total of $463,000 to settle Heller's claim for unpaid legal fees and expenses in the amount of $546,132 plus $93,312 in interest, after which the suit will be dismissed.

Under the terms of the settlement, the Company must pay Heller $50,000 by June 15, 2003. Beginning with the month of May 2003 and thereafter, the Company must also make monthly payments of $20,000 plus a percentage of the Company's net financings (the "Subsequent Payments"). The Subsequent Payments are due on the 16th of the following month, with the first payment due on June 16, 2003. There are certain exceptions that may delay the Subsequent Payments for up to 3 months, but should the Company default on the terms of the settlement agreement, Heller may file a stipulated judgment for the unpaid remainder of the $463,000 settlement balance. A stipulated judgment may permit Heller to obtain custody of some of the Company's California property, which would, in turn, materially impair the Company's business. As a part of the settlement, the Company waived all of its defenses to Heller's claims, as well as its counterclaims, should it default on this payment plan.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information we provide in this Form 10-Q or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-Q, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

     o our ability to obtain additional financing that will be necessary to fund our continuing operations;
     o    fluctuations in our operating results;
     o announcements of technological innovations or new products which we or our competitors make;
     o    FDA and international regulatory actions;
     o availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;
     o    developments with respect to patents or proprietary rights;
     o public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;
     o    changes in health care policy in the United States or abroad;
     o changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally;
     o changes in domestic or international conditions beyond our control that may disrupt our or our customers' or distributors' ability to meet contractual obligations;
     o    fluctuations in market demand for and supply of our products; and
     o price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 9, 2003, and Calypte undertakes no duty to update this information. Should events occur subsequent to May 5, 2003 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 33 of this Form 10-Q.

                                    OVERVIEW

Calypte's efforts are currently focused on expanding the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests and on improving those products and their related manufacturing processes. Additionally, we continue to develop a urine-based HIV screening test in a rapid-test format and are investigating potential urine-based diagnostic tests for other diseases. Since 1998, following FDA approval for both the screening and supplemental tests, we have been marketing and selling in the U.S. the only available FDA-approved urine-based HIV test method. We have also received regulatory approval to sell our urine-based screening test in the Peoples' Republic of China, Malaysia, Indonesia and the Republic of South Africa. In conjunction with our distributors, we are actively working to obtain requisite regulatory approvals to expand the distribution of our products in selected additional international markets. There can be no assurance that we will achieve or sustain significant revenues from sales of the HIV-1 urine screening assay or the supplemental test, or from other new products we develop or introduce.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

During the first quarter of 2002, our financial condition and cash availability deteriorated significantly, to the point that by early April 2002 we determined that we would need to curtail our operations and possibly consider filing for bankruptcy protection. We announced that the situation had reached a critical point in mid-April 2002, at which time management began the process of furloughing employees and winding down our operations, with complete cessation of operations a likely possibility. In early May 2002, however, before the wind-down process was completed, we received commitments for what management deemed to be sufficient additional financing to resume our operations and we stopped the wind-down. In conjunction with the new financing commitment, our Board of Directors appointed a new chairman. At present, we have returned to pre-wind-down staffing levels and have resumed operations at both of our manufacturing facilities. We continue to reassess our current and longer-term business plans and objectives. During the last three quarters of 2002 and in the first quarter of 2003, we incurred certain costs and inefficiencies associated with the restart of our operations and inadequate working capital and we believe that similar situations may continue into mid-2003 as we re-establish our manufacturing efficiencies and continue to seek additional financing.

We continue to evaluate the impact of the announcement and commencement of the wind-down of our business on our revenues and customer base. Our revenues for 2002 were approximately 46% below those of the previous year, and revenues for the first quarter of 2003 were 32% below those of the first quarter of 2002, primarily as a result of the wind-down and restart. We can provide no assurance that the announcement of the wind-down and the subsequent restart of our operations have not negatively impacted either our revenues or our customer base for the long term. Although we continue to reassess our business plan and capital requirements as a result of the wind-down and subsequent restart of our operations, we do not believe that our currently available financing will be able to sustain operations at current levels through the second quarter of 2003 unless new financing is arranged. There can be no assurance that the additional capital that we require will be available on acceptable terms, on a timely basis, or at all. In the absence of such additional capital, we do not have sufficient capital to sustain our operations through the second quarter of 2003 and our business will be placed in significant financial jeopardy. Additionally, there can be no assurance that our products will be successfully commercialized or that we will achieve significant product revenues. Further, there can be no assurance that we will achieve or sustain profitability in the future.

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

Although we are adding new customers, it generally takes about six months before we recognize additional revenue from those additions. Consequently, we expected that our revenues for the first quarter of 2003 would approximate our revenues for the last quarter of 2002, and provided guidance to that effect. Our first quarter 2003 results, revenues of $784,000, were at the high end of the target range. As we projected previously, we continue to expect revenues for the second quarter of 2003 to be in that same $700,000 to $800,000 range. Subject to our obtaining adequate financing and to only a short-term impact of Severe Acute Respiratory Syndrome ("SARS") on our Chinese distributor's ability to timely accept contractually-stipulated quantities of our product, and based on growth from new domestic users of our products, including both insurance companies and community based organizations, and expected increases in Africa and other international markets, we expect revenues for the third and fourth quarters of 2003 to return to the $1.1 to $1.2 million range we experienced prior to the wind down of activities in 2002. We expect operating losses to continue during 2003 and into 2004, however, as we continue to expand our sales and marketing activities domestically and internationally for our current products and as we concentrate on finalizing the development of and conducting clinical trials on our rapid test and as we conduct additional research and development for process improvements and other potential new products. There can be no assurance that our current or potential new products will be successfully commercialized or that we will achieve significant product revenues. In addition, there can be no assurance that we will achieve or sustain profitability in the future.

To successfully implement our business plan, we must ultimately overcome certain impediments that have recently delayed our progress. As described earlier, in April of 2002, we announced the winding down of our business operations because

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

we lacked sufficient capital to continue to successfully implement our business model. Subsequently, in May of 2002, we announced an arrangement for new funding, which allowed us to resume and recommence our business operations. Based upon our continued tenuous financial condition as demonstrated by our working capital deficit and recurring losses, our independent auditors have issued an opinion that cites substantial doubt about our ability to continue our business operations as a going concern. We continue to reassess our business plan and capital requirements as a result of the impact of the wind-down and subsequent restart of our operations. We do not believe that our currently available financing will be adequate to sustain operations at current levels and achieve our current business expansion milestones through the second quarter of 2003 unless new financing is arranged. From May 10, 2002 through April 30, 2003, we have completed new financings in which we have received an aggregate of approximately $9.0 million against an initial $5 million new funding commitment more fully discussed in Liquidity and Capital Resources later in this section. We do not know, however, if we will succeed in raising enough additional funds through further offerings of debt or equity. We must ultimately achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that, in addition to the financing that we have already received, we will need to arrange additional financing of at least $10 million in the next twelve months to sustain our operations. There can be no assurance that subsequent additional financings will be made available to us on a timely basis or that the additional capital that we require will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require us to obtain waivers of certain covenants that are contained in existing agreements.


We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

o REVENUE RECOGNITION We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. Should changes in terms cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

o ALLOWANCE FOR DOUBTFUL ACCOUNTS We maintain an allowance for doubtful accounts on a specific account identification basis for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o INVENTORY VALUATION We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, since we have continued to incur negative gross profit on an annual basis, and have high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

o DEFERRED TAX ASSET REALIZATION We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

The following represents selected financial data (in thousands):

                                                     Three months Ended
                                                         March 31,
                                                  ------------------------------
                                                       2003                2002
                                                      ----                ----

Total revenue                                      $    784             $ 1,159
Product costs                                         1,415               1,630
                                                   --------             -------

   Gross Margin                                        (631)               (471)

Operating expenses:
   Research and development                             314                 241
   Selling, general and administrative                4,009               1,215
                                                   --------             -------
     Total operating expenses                         4,323               1,456
                                                   --------             -------

   Loss from operations                              (4,954)             (1,927)

Interest income                                           -                   1

Interest expense                                     (1,516)                (47)

Gain on settlement of debt                                -               1,319

Other income (expense)                                  128                   8
                                                  ---------            --------

   Loss before income taxes                        $  6,342             $   646
                                                  =========            ========

WIND-DOWN AND RESTART

In mid-April 2002, as a result of insufficient cash to continue our operations, we announced that we were winding down our operations and might have to cease our operations entirely and file for bankruptcy. We immediately furloughed all but a few manufacturing and administrative employees, making no separation payments or payments of accrued vacation to any employees. The manufacturing employees who were retained completed certain lots of in-process inventory and readied them for sale and were then also furloughed. Immediately prior to the restart, we had terminated all but 5 employees, retaining only the minimum necessary to ensure regulatory compliance for our facilities should additional financing enabling a restart become available. Upon receipt of the initial financing commitment that permitted the restart, we recalled key management and manufacturing employees and began the process of resuming our manufacturing operations. Other employees, such as administrative and sales personnel, were recalled in stages as required and as funding permitted. Not all of the pre-wind-down employees were rehired, but we believe our current complement is generally sufficient to meet our operational needs.

The costs of the wind-down and restart are difficult to quantify precisely, but we believe that the lower margins experienced since those of the fourth quarter of 2001, when gross margin reached 25%, are primarily the result of the wind-down and restart. The margin reduction reflects both the inherent inefficiencies in the restart of our manufacturing processes, including the

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

excess overhead and capacity costs incurred, as well as the lower sales demand resulting from abnormally-large purchases by certain customers prior to the wind-down, and the time required to rebuild demand among customers concerned with our longer-term stability. Additionally, we have incurred incremental general and administrative costs (some of them non-cash) attributable to consultants engaged in the restart process and thereafter in investor relations and strategic positioning initiatives within the financial community, and in other areas of expertise.

CUSTOMER TRENDS

HIV-1 URINE TEST SALES Sales of our urine HIV-1 screening test accounted for 45% and 55% of our total sales for the year ended December 31, 2002 and the three months ended March 31, 2003, respectively. Sales of our urine Western Blot supplemental test accounted for approximately 4% of calendar year 2002 revenue and approximately 6% of the first quarter 2003 revenue. The impact of the announcement of our possible cessation of operations caused many customers to modify their traditional product purchase patterns during 2002. The increase in the sales of our urine screening and supplemental tests as a proportion of total sales is primarily the result of (1) these altered order patterns in 2002, and
(2) a decrease in sales of serum Western Blot sales primarily as a result of a change in distributors. We expect, however, that our urine screening and supplemental tests will comprise an increasing proportion of our sales in the future as we expand our distribution of these products internationally.

     Domestic Sales Sales of our HIV-1 screening test to domestic life insurance reference labs accounted for 85% of screening test revenue for calendar year 2002 and 97% of screening test revenue in the first quarter of 2003. These reference lab sales were distributed between four labs in both periods. Individual lab sales as a percentage of total reference lab sales ranged from 2% to 59% in calendar year 2002 and from 2% to 55% in the first quarter of 2003, with LabOne being the largest of the four in both periods. Although we sell our product to the reference labs, we market our HIV-1 urine screening test to both the reference labs and to over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one lab to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference labs must use our testing products to satisfy the demand of insurance companies desiring urine testing. Although we do not expect to lose LabOne or any other reference lab as a customer, should such a loss occur, the insurance companies using urine-based testing in their policy underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. We could, however, potentially lose a significant amount of business because insurance companies that rely on this large lab could switch to another form of testing, either blood or oral fluid, and remain with LabOne. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in either period. Sales of our urine Western Blot test are generally made to the same customers who purchase the urine-based screening test.

     International Sales International sales of our urine-based screening test are not currently a material component of our revenue, accounting for only 4% of total revenues in 2002 and 1% in the first quarter of 2003, but we see significant potential for international distribution of our urine-based testing algorithm. Our primary focus is currently on developing or expanding distribution relationships in China and Africa and qualifying our products through the World Health Organization ("WHO"). Our new distribution agreement with our Chinese distributor requires the purchase of at least $3 million worth of tests during the two year term of the agreement. Our Chinese distributor requested that we delay our expected first quarter shipment until the second quarter of 2003 as a result of the disruption in the Chinese infrastructure resulting from SARS. We believe that the delay in distribution is only a temporary situation that will not impact longer-term expectations. We plan to qualify all of our urine-based testing products for WHO, which serves as both a quasi-regulatory body and a potential funding source for many countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of our products. Should we reach a definitive agreement with Safe Blood for Africa Foundation following their evaluation of our tests, we expect that it would result in significant revenue over its term.

Serum Western Blot Sales Sales of our serum based Cambridge Biotech HIV-1 serum Western Blot supplemental test kit accounted for 43% of our revenues for the year ended December 31, 2002 and 37% of our revenues for the quarter ended March 31, 2003. Sales of this test to bioMerieux Inc. accounted for approximately 18% of total revenue for the year ended December 31, 2002, but we have sold none of

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

these tests to bioMerieux since the restart of our operations in May 2002. Although there is limited competition in the supplemental testing market, we have not yet been able to rebuild market share and revenues to previous levels. Although we signed a new distributor for this product whose sales during the second half of 2002 represented approximately 5% of our full year 2002 revenues and whose first quarter 2003 sales represented over 6% of our total first quarter revenues, and while certain customers who had previously purchased our serum Western Blot from bioMerieux now purchase directly from us, the loss of serum Western Blot sales to bioMerieux has had an impact on revenues.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002
------------------------------------------

Revenues for the first quarter of 2003 decreased by 32% or $375,000, from $1,159,000 for the first quarter of 2002 to $784,000 for the first quarter of 2003. Certain of our customers were concerned about our continued viability during the first quarter of 2002 and significantly increased their orders as a contingency plan in case we were forced to discontinue our operations. The decrease in revenue for 2003 results primarily from the impact of stockpiling in early 2002 and from the discontinuation of sales to our former primary serum Western Blot distributor following our wind down and restart. Sales of Calypte's urine-based HIV screening test in the first quarter of 2003 decreased by $104,000 or 19%, from $536,000 to $432,000, compared with sales in the first quarter of 2002. Sales of Calypte's urine-based HIV screening test to domestic life insurance reference laboratories declined 10% compared with the comparable period in 2002, when sales to one reference laboratory were higher by $52,000 or 32% as a result of contingency stockpiling. Sales of Calypte's urine supplemental test increased $13,000 or 36%, from $37,000 to $50,000, demonstrating increased product availability in 2003. Sales of serum HIV supplemental tests decreased $279,000 or 49%, from $565,000 to $286,000, compared with first quarter of 2002, primarily due to the change in primary distributors during 2002 as a result of our wind down and restart.

Gross margin on sales was -81% for the first quarter of 2003 versus -41% for the first quarter of 2002. The decline is attributable to the impact of reduced sales measured against a relatively fixed manufacturing overhead cost structure and a nominal increase in manufacturing and quality headcount-related expenses incurred in preparation for the production demand increase required to meet an expanded sales expectations.

Research and development expense increased $73,000 or 30% from $241,000 in the first quarter of 2002 to $314,000 in the first quarter of 2003. The increase is primarily attributable to costs associated with the acquisition of specimens required for clinical trials for our proposed urine-based rapid test and an increase in R&D staffing by one position.

Selling, general and administrative expenses increased by $2,794,000, from $1,215,000 in the first quarter of 2002 to $4,009,000 in the first quarter of 2003. The increase is primarily attributable to a $2.6 million increase, of which approximately $2.2 million was non-cash, in consulting expense for consultants engaged by the Company to help with various investor relations, business development and operating initiatives. Selling, general and administrative expenses were significantly curtailed during the first quarter of 2002 to reduce the Company's cash burn rate.

The loss from operations increased by $3,027,000, from $1,927,000 in the first quarter of 2002 to $4,954,000 in the first quarter of 2003, primarily as a result of the decrease in sales and the increase in selling general and administrative expenses.

Interest expense increased by $1,469,000, from $47,000 for the first quarter of 2002 to $1,516,000 for the first quarter of 2003. Non-cash interest expense of $1,373,000 for the first quarter of 2003 related to the amortization of deferred offering costs, note and debenture discounts and penalties for non-registration of the shares underlying the convertible debentures and other instruments used to finance our restart since mid-2002. Non-cash expense of $33,000 in the first quarter of 2002 related primarily to amortization of equity line offering costs and debenture discounts.

In the first quarter of 2002, Calypte recognized a gain of $1,319,000 as a result of restructuring certain of its trade indebtedness. In accordance with the provisions of Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", Calypte is reporting this gain as other income, rather than as an extraordinary item as it was reported in 2002. Other income for the first quarter 2003 represents the non-cash gain on the repurchase of the beneficial conversion feature recorded in connection with the repayment of the $300,000 12% Mercator debenture.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

FINANCING ACTIVITIES
---------------------

We have financed our operations from our inception primarily through the private placement of preferred stock and common stock, our Initial Public Offering (IPO) of common stock, two equity line facilities and the issuance of convertible notes and debentures. Our financing activities for the most recent three years include the following.

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

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debenture holder in the principal amount of $550,000 each, pursuant to Regulation S. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debenture holder increased to 15% of the average low bid price for the Company's common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 200,000 shares of common stock at an exercise price of $1.50. The shares underlying the debentures and warrant were registered using a form S-3 Registration Statement. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock. The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debenture holder converted the remaining $168,000 balance on the second debenture plus accrued interest into 1,008,525 shares of the Company's common stock, in accordance with the conversion provisions of the debenture. On August 17, 2001, the Company modified the warrant that it had issued to the debenture holder pursuant to the terms of the warrant, reducing its exercise price to $0.15 per share, and the debenture holder exercised it for the entire 200,000 shares. The Company received $28,500 in net proceeds from the exercise of the warrants.

On January 24, 2001 the Company amended a common stock purchase agreement with a private investment fund for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated with the investor committed to purchase up to $25 million or up to 20% of the Company's outstanding shares of common stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw, subject to a formula based on the Company's average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22-day period and the Company received the settled amount of the draw down. By June 30, 2001, the Company had issued 5,085,018 shares of its common stock, the total number registered for the equity line with the Securities and Exchange

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

Commission, at an average price of $0.42 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions. There are no further funds available to the Company under this equity line. The terms of the 6% convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest. Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, the Company issued a 3-year warrant to the investor to purchase up to 1,000,000 shares of its stock at an exercise price of $1.55 per share. On August 2 and August 8, 2001, the Company modified the exercise price for 300,000 shares each of the warrants pursuant to the terms of the warrant, to $0.20 per share, and the investor exercised it for an aggregate of 600,000 shares. The Company received $114,000 in net proceeds from the exercise of these warrants. On August 21, 2001, the Company modified the exercise price for the remaining 400,000 shares of the warrant to $0.15 per share. The investor exercised the remaining balance of the warrant and the Company received net proceeds of $57,000 after deducting expenses of the transaction.
 `
In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, the Company executed a promissory note in the amount of $400,000 to LHC Corporation, the parent company of its then-largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The note was subsequently extended after September 14, 2001 and in December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. This note required interest payable at 8.5% and was due in installments of $200,000 on February 28, 2002 and $35,000 per month thereafter until paid in full, plus accrued interest. The repayment terms of the note were renegotiated in February 2002. The amended note required payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raised at least $2 million in external financing, not including the Bristol 12% convertible debentures and warrants discussed below. If there was a remaining balance under the note upon the Company's obtaining proceeds of at least $2 million of external financing, the Company was obligated to repay $200,000 on the note and should any balance on the note remain thereafter, the Company was obligated to continue monthly payments of $35,000 until the note was repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until 30 days after the effective date of the Company's registration statement for the 12% convertible debentures, at which time the Company was required to make a $200,000 payment and to resume making monthly payments of $35,000. The registration statement became effective on February 14, 2003. No payments were made on this note from February 2002 through February 2003. On February 28, 2003, the Company and LHC Corporation executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the Decdember 2001 note. The payment terms require monthly principal payments of $17,500 plus interest from March through May 2003, increasing to $35,000 monthly, plus interest, thereafter, unless and until the Company secures at least $5,000,000 in additional financing, at which time the remaining outstanding balance is due and payable. The Company renegotiated the terms of the December 2001 note due to a lack of available funds and to avoid a default.

On August 23, 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company's common stock over a twenty-four month period. The initial closing of the transaction occurred on October 19, 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company's common stock. This facility operates similarly to the previous equity line facility employed earlier in the year. The purchase price of the common stock purchased pursuant to any draw down under this facility is equal to 88% of the daily volume weighted average price of the Company's common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant pursuant to Regulation S to the investment fund to purchase up to 4,192,286 shares of common stock at an exercise price of $0.2743 per share. On October 26, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 30,000,000 shares of common stock that it may issue in conjunction with the equity line facility and the warrant. From the time the Registration Statement became effective in November 2001 through the present, the Company has issued a total of 25,673,289 shares of its common stock at an average price of $0.131 per share and received net proceeds of approximately $3.2 million after deducting expenses of the transactions. There are currently approximately 19,000 registered shares available for sale under this facility.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

In November 2001, the Company sold 1,575,855 shares of common stock under Regulation D of the Securities Act to various investors in a private placement at $0.19 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors was restricted for twelve months from the date of purchase. Two current and one former member of the Company's Board of Directors, Nancy Katz, Mark Novitch, and David Collins, purchased an aggregate of 721,154 shares of this offering. The proceeds of this offering were used to fund the Company's current operations. The purchase transactions by the Company's Board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition of the Company at that time.

On November 28, 2001, Calypte announced that it intended to offer up to $10 million of shares of its common stock to international investors pursuant to Regulation S of the Securities Act. There was no investor interest in the proposed offering, and consequently, the Company elected not to proceed with it.

On February 11, 2002, the Company signed a securities purchase agreement with Bristol Investment Fund, Ltd. ("Bristol") pursuant to which Bristol committed to purchase an aggregate of $850,000 of 12% secured convertible debentures maturing two years after issuance. As of April 30, 2003, the Company has issued $525,000 of debentures and has received net proceeds of $470,000. The Company may issue a debenture for the balance of the $325,000 commitment and file a registration statement for the common shares underlying the debenture only after Bristol, the selling stockholder, is at market risk. The debentures bear interest at the annual rate of 12% payable quarterly in common stock or cash at Bristol's option. Under the terms of the debenture, Bristol can elect at any time prior to maturity to convert the balance outstanding on the debenture into shares of the Company's common stock. The conversion price for the debentures, as originally defined, is equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30%, subject to anti-dilution adjustment, and (ii) $0.115. On May 31, 2002, Bristol converted approximately $60,000 of principal plus accrued interest and the Company issued approximately 4,462,000 shares of its common stock at $0.014 per share. Upon effectiveness of a registration statement for the entire amount of the debentures and for the Class A and B warrants described below, Bristol would be required to convert the debentures at a monthly rate equal to 5% of the aggregate trading volume of the Company's common stock for the 60 trading days immediately preceding such conversions.

On February 18, 2003, and subsequent to the February 14, 2003 effective date of the registration statement on Form S-2/A (No. 6) which registered shares of common stock underlying the 12% Convertible Debentures in the amount of $525,000, Bristol provided notice to the Company that it intended to convert a portion of its debentures and that the number of shares underlying its debenture was subject to adjustment for anti-dilution pursuant to the terms of the Security Purchase Agreement with the Company. As a consequence of that notice, the Company and Bristol signed a letter agreement on February 28, 2003 (the February 28, 2003 Letter Agreement") providing that the Company could be required to issue additional shares to Bristol based upon an adjusted conversion rate. On the basis of the February 28, 2003 Letter Agreement, Bristol has converted the remainder of the outstanding debentures, an aggregate of $465,000 face value, plus accrued interest and $122,000 of liquidated damages, into 26,120,822 shares of the Company's common stock between February 18 and April 2, 2003.

The number of additional shares that the Company could be required to issue to Bristol pursuant to the February 28, 2003 Letter Agreement is based on the difference between (i) the number of shares that would have been issued based on a conversion price of the lesser of (a) $0.05 per share and (b) 60% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion (the "60% Conversion Price"), and (ii) the number of shares previously issued pursuant to the conversion notice (based on a conversion price of 70% of the 3 lowest trades for the 20 days preceding conversion (the "70% Conversion Price")). In accordance with the February 28, 2003 Letter Agreement, the Company is required to issue the following additional shares to Bristol: (1) an additional 0.796 million shares pursuant to Bristol's conversion on February 18, 2003 of $150,000 principal amount of the debentures; (2) an additional 0.212 million shares pursuant to Bristol's conversion on March 10, 2003 of $63,464 principal amount of debentures, and (3) an additional 0.290 million shares pursuant to Bristol's conversion on March 26, 2003 of $55,000 principal amount of debentures, for a total of an additional 1.298 million shares. The 70%
Conversion Price used to determine the number of shares issued pursuant to Bristol's conversion notices on March 31 and April 2, 2003 resulted

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

in the issuance of a greater number of shares than would have resulted from the use of the 60% Conversion Price. Specifically, the Company issued shares in excess of the 60% Conversion Price amount of (1) 1.880 million shares pursuant to Bristol's conversion on March 31, 2003 of $96,566 principal amount of debentures and (2) 0.590 million shares pursuant to Bristol's conversion on April 2, 2003 of $100,000 principal amount of debentures. The excess shares issued pursuant to the March 31, 2003 and April 2, 2003 conversions exceed by
1.172 million shares the additional shares required to be issued pursuant to the February 18, March 10, and March 26, 2003 conversions.

In conjunction with the initial transaction, the Company issued Bristol a Class A warrant to purchase up to 1,700,000 shares of its common stock. The Class A warrant is exercisable for a period of seven years after issuance at a price per share equal to the conversion price, subject to certain anti-dilution adjustments. Bristol has sole discretion with respect to when and if it chooses to exercise any or all of the Class A warrant prior to its expiration.

The Company also issued Bristol a Class B warrant to purchase an additional 12,000,000 shares of its common stock. Upon the effectiveness of the related registration statement for all of the shares underlying the debentures and warrants, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to the investment fund, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because the fund is required to convert the debentures for a minimum number of shares equal to 5% of the Company's aggregate trading volume for the preceding 60 trading days, this means that the fund must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 2 million shares will not be issued per month pursuant to such conversion and exercise without the Company's consent. The term of the Class B warrant is 12 months from the effective date of the registration statement for the shares underlying the warrant. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $0.215 per share, subject to certain anti-dilution adjustments.

Wind-down and Restart
Calypte publicly announced on April 17, 2002 that the Company was winding down its operations as it did not have sufficient working capital or the necessary funds to continue with its business plan or operations. On May 9, 2002, the Company entered into a letter agreement with Cataldo Investment Group, an independent investment group assigned the acronym "CIG", whereby the investors agreed to provide approximately $1.4 million within 90 days and an aggregate of at least $5 million over the next 12 months to fund Calypte's operations. Accordingly, the Company restarted its operations.

The Company has determined to aggregate all investments received from parties with whom it did not have financing agreements prior to its restart (e.g., other than Bristol Investment Fund and Townsbury Investments Limited) and through May 10, 2003 under the heading "Other Recent Financings", formerly referred to as "CIG financing", to attribute them to the $5 million that was to be invested in the Company as set forth in the investment commitment letter by CIG. The Equity Line of Credit with Townsbury and the convertible debentures and warrants agreement with Bristol, together with Other Recent Financings post-restart are our "Recent Financings". In excess of $5 million in investments have been attributed to our Recent Financings to date.

CIG is essentially a de facto entity comprised of a number of unaffiliated accredited investors assembled by Mr. Anthony Cataldo, the Company's current executive chairman, to facilitate investments in the Company. Mr. Cataldo does not have an affiliation or any agreements with any of the individual investors that are categorized as CIG. As a condition precedent to the initial investment, Mr. Cataldo requested that he be appointed Executive Chairman in connection with the restart of the Company's operation. Additionally, Mr. Cataldo was granted a temporary limited right on behalf of CIG to appoint new directors constituting a majority of the Board of Directors. During the time period of the right, Mr. Cataldo recommended the appointment of one director, as a result of the resignation of a director during the limited time period.

Mr. Paul Kessler, a Director of Bristol Investment Fund, Ltd., which was an investor in a company with which Mr. Cataldo had been previously affiliated, initially made the introduction of Mr. Cataldo to the Company as an existing security holder of the Company who was concerned about the Company winding down its business affairs and its investment (holdings) in the Company. Thereafter, Mr. Cataldo arranged for new financings, which were categorized under the heading Recent Financings, primarily the Other Recent Financings. Mr. Cataldo has disclaimed any affiliation or beneficial ownership with the individual

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

investors that comprise CIG. To the best of the Company's knowledge, the individual investors of CIG are not affiliated with each other. Mr. Cataldo was a designee of the investors chosen in light of the tenuous financial condition of the Company at the time of the new financing. He continues to actively pursue raising the necessary capital to fund the Company's on-going operations.

There are no defined terms with respect to investments that have been or may be attributed to the Other Recent Financings and, as such, all financing arrangements must be negotiated on an individual basis. Since Other Recent Financings is used only as a heading to track the Company's financings since the restart of its operations in May 2002, new investors who provide funds for the Company have been aggregated under this heading along with investors who provided the initial restart financing in May 2002. As noted above, we refer to this as Recent Financings. Each financing that has been aggregated as a part of Other Recent Financings has been the subject of a separate agreement between the Company and the investor. The Company's Board of Directors has approved the terms of each transaction included in Other Recent Financings since the Company's restart and has taken into account the merits of the specific transaction, the Company's immediate and long-term requirements for cash, and alternatives, if any, available at the given time.

Mr. Cataldo was not a stockholder and had no previous contact with the Company prior to the announced wind-down of the business in April 2002. The independent members of the Company's Board of Directors validated his references, determined that he had the skills required to perform as Chairman of the Company in its present condition, and offered him an agreement on May 10, 2002.

Mr. Cataldo has known certain investors or principals of certain investment funds that have provided financing that has been aggregated under Other Recent Financings prior to their investment in the Company and Mr. Cataldo's association with the Company as a result of his business experience and his role in managing other companies. Specifically, Mr. Cataldo has known Mr. Paul Kessler, as described previously, through a previous company managed by Mr. Cataldo. Additionally, Mr. Cataldo has no beneficial ownership rights or affiliations with any of the individual investors that have provided financing included in Other Recent Financings. Mr. Cataldo has used his business relationships to locate potential accredited investors.

Mr. Cataldo receives no consideration or payment from either the Company or investors as a result of any financing included in Other Recent Financings. Mr. Cataldo's compensation is recited in his employment agreement

To date, to the best of the Company's knowledge, all investors that have provided financing included in Other Recent Financings are offshore investors. Additional new investors not providing a portion of the initial May 2002 or subsequent Other Recent Financings may provide financing in the future and be aggregated under the heading Other Recent Financings.

There can be no assurance that the terms of the additional capital that the Company requires will be made available to the Company on a timely basis and there can be no assurance that such capital will be available on acceptable terms, if at all. Any failure to secure additional financing on a timely basis will place the Company in significant financial jeopardy.

The following table summarizes Calypte's Recent Financings through April 30, 2003: (Table in thousands, except share price and per share data.)


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                                                                                                      SHARES          SHARES
                                                    GROSS        NET                    CALYPTE     ISSUED (000)/   ISSUABLE AT
                                    CONVERSION      AMOUNT      AMOUNT    TRANSACTION   CLOSING        $000       APRIL 30, 2003
INVESTOR (1)                         FEATURE         $000        $000        DATE        PRICE       REDEEMED           (2)
------------                         -------         ----        ----        ----        -----       --------           ---

BRISTOL:                           Lesser of (i)      $425                  2/11/02        $0.25     4,462/ $60
--------
12% CONVERTIBLE DEBENTURE             60% of the                                                    9,227/ $150
-------------------------
($850,000 TOTAL COMMITMENT)           average of                                                      2,225/$63
---------------------------
                                        lowest 3                                                      2,072/$55
                                         trading                                                      6,267/$97
                                   prices for 22                                                     6,329/$100
                                  days preceding                                                      (1,173)/0
                                                                                                            (7)
                                   conversion or      $100                  5/10/02        $0.03                     25.6 million
                                                      ----
                                  (ii) $0.05 (7)      $525        $468
                                                      ====        ====

Class A Warrant                    Lesser of (i)        $0          $0      2/11/02        $0.25               0      1.7 million
                                      70% of the
                                      average of
                                        lowest 3
                                         trading
                                   prices for 20
                                            days
                                       preceding
                                   conversion or
                                     (ii) $0.115 per share
Class B Warrant                    Lesser of (i)        $0          $0      2/11/02       $ 0.25               0     12.0 million
                                      70% of the
                                      average of
                                        lowest 3
                                         trading
                                     pricing for
                                         20 days
                                       preceding
                                   conversion or
                                    (ii) $0.215.

OTHER RECENT FINANCINGS: (3)
8% CONVERTIBLE NOTES              Lesser of
Alpha Capital Aktiengesellshaft     (i) $0.10 or      $500                  5/24/02      $ 0.12
Stonestreet Limited Partnership      (ii) 70% of      $500                  5/24/02      $ 0.12
Filter International Ltd.            the average      $150                  5/24/02      $ 0.12
Camden International Ltd.               of the 3      $250                  5/24/02      $ 0.12      4,324/ $70
Camden International Ltd.                 Lowest      $100                  5/24/02      $ 0.12
Domino International Ltd.          trades for 30      $150                  5/24/02      $ 0.12      4,324/ $70
Thunderbird Global Corporation              Days      $ 75                  5/24/02      $ 0.12
BNC Bach International Ltd.            Preceding      $200                  5/24/02      $ 0.12
Excalibur Limited Partnership         Conversion      $200                  5/24/02      $ 0.12     4,114/ $100
Standard Resources Ltd.                               $100                  5/24/02      $ 0.12
SDS Capital International Ltd.                        $300                  7/10/02      $ 0.34
Camden International Ltd.                             $100                  7/10/02      $ 0.34
Excalibur Limited Partnership                         $250                  7/24/02      $ 0.22
Stonestreet Limited Partnership                       $250                  8/21/02      $ 0.13
                                                      ----
                                                    $3,125      $2,594                                             257.6 million
                                                    ======      ======




                  CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                                                                                                      SHARES          SHARES
                                                    GROSS        NET                    CALYPTE     ISSUED (000)/   ISSUABLE AT
                                    CONVERSION      AMOUNT      AMOUNT    TRANSACTION   CLOSING        $000       APRIL 30, 2003
INVESTOR (1)                         FEATURE         $000        $000        DATE        PRICE       REDEEMED           (2)
------------                         -------         ----        ----        ----        -----       --------           ---



8% CONVERTIBLE DEBENTURES
-------------------------
Su So                                 80% of the      $100         $85      6/17/02       $0.14     1,100 (4)/                0
                                    lower of the                                                          $100
                                         average
                                     closing bid
                                    or trade
                                  price for the
                                          5 days
                                       preceding
                                     conversion,
                                    but not less
                                      than $0.10

Jason Arasheben                       70% of the      $100         $85      7/03/02       $0.27       475 (4)/                0
                                    lower of the                                                          $100
                                         average
                                     closing bid
                                    or trade
                                  price for the
                                          5 days
                                       preceding
                                     conversion,
                                    but not less
                                      than $0.10
10% CONVERTIBLE NOTE
--------------------
BNC Bach International Ltd.           50% of the      $150      $150      5/14/02           $0.14        0/$24      9.9 million
(Note: on 7/14/02 the maturity        average of                                       $0.36 on
date was extended until             the 3 lowest                                         7/14/02;
12/31/02; on December 27,            closing bid                                       $0.064 on
2002, the maturity date was        prices for 22                                        12/27/02;
extended until January 15,                  days                                        $0.060 on
2003; on January 15, 2003 the          preceding                                       1/15/03;
maturity date was subsequently        conversion                                       $0.050 on
extended until March 17, 2003,               (8)                                         3/17/03;
on March 17, 2003 the maturity                                                          $0.033 on
date was extended until April                                                          4/2/03;
4, 2003; on April 2, 2003, the                                                         $0.0249
maturity date was subsequently                                                         on 4/30/03
extended until May 5, 2003; on
April 30, 2003, the maturity
date was subsequently extended
to May 10, 2004 (8)

12% CONVERTIBLE DEBENTURES
--------------------------
Mercator Momentum Fund, L.P. ($2.0    85% of the      $550      $345 (5)  9/12/02         $0.10       500 (4)/    147.1 million
million total commitment)             average of                                                            $0
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                      conversion
                                             (9)

Mercator Momentum Fund, L.P.          80% of the      $300        $260     10/22/02       $0.13    0/ $300 (6)                0
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



                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                                                                                                      SHARES          SHARES
                                                    GROSS        NET                    CALYPTE     ISSUED (000)/   ISSUABLE AT
                                    CONVERSION      AMOUNT      AMOUNT    TRANSACTION   CLOSING        $000       APRIL 30, 2003
INVESTOR (1)                         FEATURE         $000        $000        DATE        PRICE       REDEEMED           (2)
------------                         -------         ----        ----        ----        -----       --------           ---


Mercator Momentum Fund L.P.           70% of the      $300        $245      4/29/03     $0.0275              0     26.8 million
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $0.04

Mercator warrant                       $0.10 per        $0          $0     10/22/02       $0.13              0      3.0 million
                                           share
10% CONVERTIBLE DEBENTURES
--------------------------
Mercator Focus Fund, L.P.             80% of the    $1,000        $510       1/13/03      $0.065            0      78.1 million
                                      average of                   (6)
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $0.10

Mercator Momentum Fund, L.P.          80% of the      $450        $440       1/29/03      $0.056            0      35.2 million
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $0.10
Mercator Focus Fund, L.P.                             $400                   3/13/03      $0.049            0      48.1 million
Mercator Momentum Fund III, L.P.      65% of the       100
                                      average of      $500        $400
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $0.07

PIPE AT $0.05 PER SHARE
-----------------------
Careen Ltd.                            $0.05 per      $200        $200    8/28/02         $0.16        4,000                  0
Caledonia Corporate Group                  Share
Limited                                               $200        $200    8/28/02         $0.16        4,000                  0




                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY
                                                                                                      SHARES          SHARES
                                                    GROSS        NET                    CALYPTE     ISSUED (000)/   ISSUABLE AT
                                    CONVERSION      AMOUNT      AMOUNT    TRANSACTION   CLOSING        $000       APRIL 30, 2003
INVESTOR (1)                         FEATURE         $000        $000        DATE        PRICE       REDEEMED           (2)
------------                         -------         ----        ----        ----        -----       --------           ---

TOWNSBURY EQUITY LINE
---------------------
November  2001 to December  31,          88% of      $3,359   $3,176      Sixteen                     25,673       0.02 million
2002                                     volume                            draws
                                       weighted
                                        average
                                   price during
                                      draw down
                                        pricing
                                         period

Townsbury Warrant - repriced         $0.015 per        $63        $63      5/10/02        $0.03       4,193                     0
from $0.27 per share on 5/10/02           share
                                                                           Total Shares Issuable                  645.12 million

         (1) The Bristol debentures and warrants and all of the Other Recent Financings were issued under exemptions provided by Regulation S. The Company could issue no shares under the equity line with Townsbury until it had completed an effective registration for the underlying shares. The warrants issued to Townsbury were issued under an exemption provided by Regulation S.

       (2) Based on total commitment and market prices as of April 30, 2003, where applicable. The market price of Calypte stock on April 30, 2003 was $0.0249 per share and the low market price as defined in the agreements was approximately $0.011 per share at 70%, $0.013 at 80%, and $0.010 at 65%, based on lowest trading prices in the previous 20 to 30 business days prior to April 30, 2003 and $0.013 per share at 60% based on the average of the three lowest closing bid prices for the 22 trading days prior to April 30, 2003.

       (3) On February 14, 2003 the registration statement for $525,000 of the Bristol Debentures became effective. We have not yet filed a registration statement for any of the Other Recent Financings. Many of these financings have requirements for registration and impose liquidated damages for delays beyond 30 days from the transaction date allowed for registration. The convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month's delay. The PIPE financing at $0.05 per share requires liquidated damages at the rate of 250,000 shares of Calypte common stock for each 10 days of delay beginning November 27, 2002. As of February 14, 2003, the Company had incurred approximately $122,000 in liquidated damages resulting from the delay in registration of the Bristol Debentures and, as of April 30, 2003, approximately $637,000 in liquidated damages attributable to the delay in the registration of the remaining financings. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company's common stock, although the PIPE financing agreement specifies damages to be paid in stock. As of April 30, 2003, all of the registration penalty provisions have been triggered, except for those in the Mercator agreements. The Company has issued approximately 8.0 million shares of its common stock in payment of liquidated damages. Based on current prices, the payment of liquidated damages in stock as of April 30, 2003 would require the Company to issue approximately 48 million shares of its common stock. Liquidated damages attributable to registration delays on the convertible notes and debentures continue to accrue at a rate of approximately $63,000 per month (or approximately 5.7 million shares at current prices) plus 750,000 shares attributable to the PIPE transaction. Additionally, the holders of the $3.125 million original face value of our 8% convertible notes now have the option, at any time, to require the redemption of the outstanding principal and any accrued interest as a result of the delay in registration of the notes.

       (4) Includes fee shares.

       (5) Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. An additional $250,000 is available upon the filing of a registration statement and an additional $500,000 within 5 days following the effectiveness of the registration of shares underlying $1.3 million of the $2.0 million commitment. The remaining $0.7 million available under the commitment will be available upon the filing of a registration for the associated underlying shares after the debenture is at market risk.

       (6) In  conjunction  with the issuance of the $1 million 10%  convertible

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

debenture to Mercator Focus Fund, L.P., the Company used the proceeds to repay the $0.3 million outstanding principal balance of the 12% convertible debenture previously issued to Mercator Momentum Fund, L.P. plus accrued interest. The balance of costs incurred represents transactional and legal fees.

       (7) Subsequent to the effective date of the registration statement on Form S-2/A (No. 6) File No. 333-84660 which registered shares of common stock underlying Bristol's $525,000 debenture, Bristol provided notice to the Company that it intended to convert a portion of its debenture and that the number of shares underlying its debenture was subject to adjustment as a result of its Security Purchase Agreement with the Company. Based upon the foregoing, the Company determined that it would permit Bristol to convert at the adjusted conversion rate, which will, through March 31, 2003, result in the issuance of approximately 0.6 million additional shares of common stock, subject to anti-dilution provisions. In accordance with the February 28, 2003 Letter Agreement, the Company is required to issue the following additional shares to
Bristol: (1) an additional 0.796 million shares pursuant to Bristol's conversion on February 18, 2003 of $150,000 principal amount of the debentures; (2) an additional 0.212 million shares pursuant to Bristol's conversion on March 10, 2003 of $63,464 principal amount of debentures, and (3) an additional 0.290 million shares pursuant to Bristol's conversion on March 26, 2003 of $55,000 principal amount of debentures, for a total of an additional 1.298 million shares. The 70% Conversion Price used to determine the number of shares issued pursuant to Bristol's conversion notices on March 31, 2003 and April 2, 2003 resulted in the issuance of a greater number of shares than would have resulted from the use of the 60% Conversion Price. Specifically, the Company issued shares in excess of the 60% Conversion Price amount of (1) 1.880 million shares pursuant to Bristol's conversion on March 31, 2003 of $96,566 principal amount of debentures and (2) 0.590 million shares pursuant to Bristol's conversion of $100,000 principal amount of debentures, for a total of 2.470 million excess shares. The excess shares issued pursuant to the March 31 and April 2, 2003 conversions exceeds by 1.172 million shares the additional shares required to be issued pursuant to the February 18, March 10, and March 26, 2003 conversions. This table uses the 60% Conversion Price in estimating shares issuable at April 30, 2003, excluding any potential anti-dilution adjustments.

       (8) On April 30, 2003, when the market price of Calypte common stock was $0.0249, the Company and BNC Bach amended the conversion price to eliminate a conversion price ceiling of $0.05 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004.

       (9) On March 31, 2003, when the market price of Calypte common stock was $0.0295, the Company, amended the conversion price to eliminate a conversion price floor of $0.05 per share in return for a 30-day extension, until May 5, 2003, in which to register the shares of common stock underlying the various Mercator financings.


In May 2002, Calypte issued warrants and options to purchase 19 million shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.015 per share on May 9, 2002 when the market price of our common stock was $0.03 per share. The option was granted at $0.03 per share on May 10, 2002, when the market price of our common stock was $0.03 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants exercised all the warrants and options and Calypte issued 19 million shares and received proceeds of $292,500. All but one of the consulting agreements discussed above expired in August and we have entered into new agreements for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product development of synergistic relationships with appropriate public service organizations. In November 2002, Calypte issued warrants to purchase 28.5 million shares of our common stock and stock grants for 2.1 million shares of our stock to consultants under the terms of these new agreements. The Company issued 10.5 million warrants at an exercise price of $0.05 per share on November 1, 2002, when the market price of our stock

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

was $0.14 per share. The Company issued an additional 18.0 million warrants at an exercise price of $0.05 on November 20, 2002, when the market price of our common stock was $0.09. All of the warrant grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. By February 2003, the consultants had exercised all the warrants and the Company had received aggregate proceeds of $1.425 million. The Company issued 29.6 million shares of its common stock pursuant to the exercises of the November 2002 warrant and stock grants.

During the first four months of 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various legal, business advisory, business development and introductory services, and marketing and distribution functions similar to those entered into during 2002. On February 14, 2003, when the market price of the Company's stock was $0.067, the Company issued warrants to purchase an aggregate of 22,000,000 shares of its common stock at $0.05 per share and stock grants of an aggregate of 7,650,000 shares of its common stock as compensation for these services. During March 2003, when the market price of the Company's stock ranged from $0.044 to $0.050 per share, the Company issued warrants to purchase an aggregate of 38,240,000 shares of its common stock at $0.025 per share and stock grants of an aggregate of 401,923 shares of its common stock as compensation for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. In April 2003, when the market price of the Company's stock ranged from $0.0270 to $0.0295 per share, the Company entered into additional contracts for services and issued warrants to purchase an aggregate of 9,000,000 shares of its common stock at $0.025 per share and issued stock grants for an aggregate of 30,700,000 shares of its common stock as compensation for these services. The Company also issued 6,072,000 and 5,017,987 shares of its common stock in satisfaction of approximately $241,000 and $132,000 in trade payables in March and April 2003, respectively, to service providers who agreed to accept stock in payment. At April 30, 2003, the consultants had exercised warrants to purchase 60,240,000 shares of the Company's common stock and the Company had received proceeds of $1,956,000.

In order to conserve cash and to obtain services, the Company may continue to issue options and warrants at significant discounts to market or issue direct stock grants in return for necessary consulting services. The Company would subsequently register the underlying shares on a Form S-8 for resale by the consultants.

Restructure of Trade Debt

On February 12, 2002, the Company completed a restructuring of approximately $1.7 million of its past due accounts payable and certain 2002 obligations with 27 of its trade creditors. Under the restructuring, the Company issued approximately 1.4 million shares of its common stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The shares issued are now eligible for resale under the provisions of Rule 144.

The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through the second quarter of 2003, or to permit it to achieve the revenue and profitability guidance provided previously. The Company must achieve profitability for its business model to succeed. Prior to accomplishing this goal, it will need to raise additional funds, from equity or debt sources. The Company believes that it will need to arrange additional financing of at least $10 million in the next twelve months. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to continue its operations at current levels, or at all. As of March 31, 2003, the Company reported cash on-hand of $294,000. During the first quarter of 2003, cash receipts exceeded cash expenditures by $147,000, but trade payables and accrued expenses increased by $139,000. The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all. The Company's inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

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

OPERATING ACTIVITIES
--------------------

During the quarters ended March 31, 2003 and 2002, the Company used cash of $2.8 million and $1.2 million, respectively, in its operations. In both periods, the cash used in operations was primarily for manufacturing, promoting and marketing the Company's complete urine-based HIV-1 testing method, and for research, selling, and general and administrative expenses of the Company.


NEW ACCOUNTING PRONOUNCEMENTS
------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 became effective for the Company on January 1, 2003. While this standard does not have a material impact on the Company's consolidated financial position or results of operations, it requires the reclassification in 2003 as ordinary items certain previously-recognized gains, such as the gain on the restructure of trade debt and on the repurchase of beneficial conversion feature upon early extinguishment of convertible debt, previously classified as extraordinary.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for the Company's fiscal year ended December 31, 2002. The interim disclosure provisions are effective for the financial statements issued for the quarters ended March 31, 2003 and thereafter and are included herein. The Company's adoption of SFAS No. 148 did not have a significant impact on its consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


FACTORS THAT MAY AFFECT FUTURE RESULTS, EVENTS OR PERFORMANCE
-------------------------------------------------------------

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

                    RISKS RELATED TO OUR FINANCIAL CONDITION

If We are Unable to Obtain Additional Funds We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through the second quarter of 2003 unless new financing is arranged. Although, from May 10, 2002 through March 31, 2003, we have completed new financings in which we have received an aggregate of approximately $8.7 million, exceeding the initial $5 million letter agreement commitment, we do not know if we will succeed in raising additional funds through further offerings of debt or equity. We must ultimately achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange additional financing of at least $10 million to sustain our operations for the next twelve months. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

As of March 31, 2003 our cash on hand was $294,000. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our Independent Auditors have Stated that Our Recurring Losses from Operations and Our Accumulated Deficit Raise Substantial Doubt about Our Ability to Continue as a Going Concern.

The report of KPMG LLP dated February 7, 2003, except Note 20, which is as of March 24, 2003, covering the December 31, 2002 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. We will need to raise more money to continue to finance our operations. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place us in significant financial jeopardy.

Our Prior Announcement that We Would be Winding Down Our Business Operations May Have A Detrimental Effect on Our Business.

During the first quarter of fiscal year 2002, our financial condition and availability of operating funds deteriorated significantly, to the point that in early April 2002, it was determined that we would need to curtail our business operations and possibly consider filing for bankruptcy protection. We announced that our financial condition had reached a critical point in mid April 2002 at which time we publicly announced and began the process of furloughing employees as a part of the winding down of our business operations. We had announced that the complete cessation of our business operations was a likely possibility at that time. Subsequently, in May of 2002, before we finalized the winding down process, we received a commitment for sufficient additional financing to allow us to resume our operations. The winding down of operations and the subsequent recommencement of our business did not have a materially adverse effect on the majority of our relationships with suppliers and customers, however, we did incur certain non-recurring costs associated with the restart of operations in our second quarter and expect that these costs will continue through the mid-2003. Additionally, we experienced certain instances of delay in obtaining materials required for our manufacturing processes as a result of the need to

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


develop payment arrangements with vendors concerned about our financial stability. Most of our supply arrangements with our materials vendors are currently on a cash-only basis, and some require the repayment of past due amounts in addition to payment for current orders. Although to date we have not seen a significant adverse effect from our prior announcement of winding down and our subsequent recommencement of our business, there can be no assurance that it will not have an adverse effect on our future revenues and customer base. If we are unable to re-establish our manufacturing efficiency, including the ability to procure an orderly flow of manufacturing materials and supplies, we may subsequently have difficulty fulfilling orders and maintaining customers.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

We have engaged in negotiations with our creditors to restructure and reschedule our payment of certain obligations. On February 12, 2002, we closed a restructuring of approximately of $1.7 million of our trade debt, including approximately $1.0 million of royalty obligations, pursuant to which 27 creditors agreed to discharge such debt and minimum royalty obligations in exchange for a total of 1.4 million shares of our common stock. As of March 31, 2003 our accounts payable totaled $3.4 million, of which $3.1 million was over sixty days old. We currently have primarily cash-only arrangements with suppliers and certain arrangements require that we pay down certain outstanding amounts due when we make a current payment. These past due payments vary monthly depending on the items purchased and range from approximately $50,000 to $200,000 per month. As of March 31, 2003 we have accrued an aggregate of approximately $464,000 in royalty obligations to our key patent licensors, of which approximately $242,000 were past due. Although we anticipated that past due royalties could be brought current by the end of 2002 under agreed payment plans, we have been unable to remain current on our royalty payment obligations through March 31, 2003. The licenses attributable to past due royalty payments relate to technology utilized in both our urine EIA screening test and our supplemental urine and serum tests. Because of the interdependence of the screening and supplemental tests in our testing algorithm, the inability to use any one of the patents could result in the disruption of the revenue stream from all of our products. If we are unable to obtain additional financing on timely and acceptable terms, our ability to make payment on past due negotiated royalty obligations, make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. We have not made any royalty payments since the end of 2002.

Additionally, certain vendors and service providers with whom we have not currently arranged payment plans have or may choose to bring suit against the Company to recover amounts they deem owing, as described in Part II, Item 1 Legal Proceedings. While we may dispute these claims, should the creditor prevail and if additional financing is not available when required or is not available on acceptable terms, the Company will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. Further, as described in Legal Proceedings, we have reached a settlement agreement that requires a total payout of $463,000 for prior legal services beginning with a $50,000 payment due on June 15, 2003. The terms of the settlement require a payment of $20,000 per month plus a percentage of our net financings. There are certain exceptions that may delay the payments subsequent to June 15, 2003 for up to 3 months, but should we default on the payment plan, the creditor may exercise a stipulated judgement against us, and if so, the Company may be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

The Company and the Price of Our Shares May Be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

At March 31, 2003, approximately 212 million or 90% of the outstanding shares of our common stock were freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through March 31, 2003, the Company has issued  approximately 236

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY



million shares and raised $99 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of the Company's common stock from 200 million to 800 million. The continuing need to raise additional funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock or through debt instruments that may convert into shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or "PIPE" transactions, equity lines of credit, and other transactions summarized in the table included in the "Financing Activities" section of Liquidity and Capital Resources in this document.

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

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the three month period ended March 31, 2003 and the year ended December 31, 2002 was $6.4 million and $13.3 million, respectively and our accumulated deficit at March 31, 2003 was $107.7 million. We expect operating losses to continue for at least the next several quarters as we continue our marketing and sales activities for our FDA-approved products and conduct additional research and development for product and process improvements and clinical trials on potential new products.

       RISKS RELATED TO OUR RECENT FINANCINGS -- OUR EQUITY LINE OF CREDIT
                       WITH TOWNSBURY AND THE CONVERTIBLE
 DEBENTURES AND WARRANTS AGREEMENT WITH BRISTOL AND THE OTHER RECENT FINANCINGS

We May be in Default In Payment of Principal and Interest Under the Terms of Our Previously Issued 8% Convertible Notes.

On February 14, 2003 we completed the registration process for $525,000 of the Bristol Debentures but we have not filed a registration statement for any Other Recent Financings. As described more completely in footnote 3 to the Recent Financings table in Liquidity and Capital Resources above, many of these financings have requirements for registration and impose liquidated damages for delays beyond 30 days from the transaction date allowed for filing a registration statement or 90 days for the registration to be declared effective. Additionally, the holders of the original face value of $3,125,000 of the 8% Convertible Notes have the right to demand immediate repayment of the outstanding principal balance plus accrued interest due to the non-registration of the underlying shares. Although none of the holders has demanded repayment, we may be required to repay the outstanding balance of $2,885,000 prior to maturity. Accordingly, we have classified these notes as a current liability in the accompanying consolidated financial statements. The notes may be subject to Rule 144 and $2.225 million of Other Recent financings will have been held for one year on May 24, 2003. The convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month's delay. The PIPE financing at $0.05 per share requires liquidated damages at the rate of 250,000 shares of Calypte common stock for each 10 days of delay. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company's common stock, although the PIPE financing agreement specifies damages to be paid in stock. Liquidated damages attributable to registration delays on the convertible notes and debentures continue to accrue at a rate of approximately $63,000 per month plus 750,000 shares attributable to the PIPE transaction.

Our "Recent Financings" and the Issuance of Shares Pursuant to the "Recent Financings" May Cause Significant Dilution to Our Stockholders and May Have a Negative Impact on the Market Price of Our Common Stock.

The resale by Townsbury, Bristol and the investors providing Other Recent Financings of the common stock that they purchase from us has increased and will

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


continue to increase the number of our publicly traded shares, which could put downward pressure on the market price of our common stock. As of March 31, 2003, of the 236 million shares outstanding, approximately one-third have been issued pursuant to these recent financings.

As of March 31, 2003, while there are essentially no registered shares remaining under the equity line, there is approximately $6.6 million remaining under the commitment and we could decide to file a new registration statement for additional shares and continue selling shares of our common stock under the equity line. Since all the shares we sell to Townsbury would be available for immediate resale, the mere prospect of our sales to Townsbury could depress the market price for our common stock. The shares of our common stock issuable to Townsbury under the equity line facility would be sold at 88% of the daily volume weighted average price of our common stock on the date of purchase subject to adjustment if our market capitalization increases significantly.

Similarly, the shares of our common stock issuable to Bristol upon conversion of the $850,000 debenture commitment will be issued at a price equal to the lesser of 70% of the average of the 3 lowest trading prices of our common stock during the 20 trading days immediately preceding the conversion or exercise or at $0.115 per share, subject to adjustment per the Securities Purchase Agreement. As described in Note 5 to the financial statements and in footnote 7 to the Recent Financings table in Liquidity and Capital Resources, we have reduced the conversion price for $790,000 of the debenture commitment that may be converted into the underlying shares of common stock after the effectiveness of the registration statement to 60% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion, but not more than $0.05 per share. Bristol has funded $525,000 of the $850,000 commitment and we have registered
30.3 million shares for resale upon debenture conversions. At this time, we have not registered the shares underlying the remaining $325,000 debenture commitment nor the 13.7 million shares underlying the Class A and B warrants. However, we could be required to register the underlying shares if these securities are funded. By April 2, 2003, Bristol had converted the entire $525,000 principal amount of debentures funded and we had issued 30.6 million shares upon the conversions plus interest and liquidated damages. Based on current market prices, the exercise of the remaining debenture commitment and the Class A and B warrants would result in the issuance of an additional 39 million shares.

Further, the investors that have provided Other Recent Financings, with agreements in place, have the ability to convert their Notes and Debentures, and their related warrant shares, into an additional 645 million shares based upon the market price of our common stock as of March 31, 2003. Additionally, the Company has issued 22.8 million restricted shares of common stock to these investors. The common stock and the common stock underlying the notes and debentures issued to the investors providing Other Recent Financings are unregistered, however they may be subject to Rule 144 and $2.225 million of Other Recent financings will have been held for one year on May 24, 2003. All of the agreements include ownership limitations by the investors that would prohibit a change of control. None of the Other Recent Financings permit ownership by the respective investors of more than 9.9% of the Company's outstanding stock without the Company's agreement. These notes and debentures are convertible at discounts to the market price of our common stock.

If we were to require Townsbury to purchase our common stock at a time when our stock price is low, our existing stockholders would experience substantial dilution. If Bristol or the investors in the Other Recent Financings convert the shares underlying their securities when our stock price is low, our existing stockholders would experience substantial dilution.

Refer to the table in Liquidity and Capital Resources for a summary of potential dilution as of April 30, 2003 by type of security related to the Recent Financings.

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

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


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

Although at the current time there are essentially no registered shares remaining under the equity line, there is approximately $6.6 million remaining under the commitment. We could decide to file a new registration statement for additional shares and continue selling shares of our common stock under the equity line. We have substantial discretion and are also subject to mandatory requirements regarding the number, size and timing of the draw downs under the equity line and debt and warrant conversions that will occur pursuant to the Bristol debentures and warrants. In addition, when we are not subject to mandatory draw downs under the equity line, at the time we make a draw down request, we have the right to limit the amount of dilution that will occur by setting a minimum threshold price below which shares may not be sold in that draw down. However, if we set the minimum threshold price at a level high enough to limit the sale of our shares, the amount of funds we can raise in that draw down will also be reduced. Some of the factors that we will consider in determining the size and amount of each draw down and the minimum threshold price are:

  o        our short-term and long-term operating capital requirements;

  o        our actual and projected revenues and expenses;

  o        our assessment of general market and economic conditions;

  o        our assessment of risks and opportunities in our targeted markets;

  o        the availability and cost of alternative sources of financing; and

  o the trading price of our common stock and our expectations with respect to its future trading price.

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

The Sale of Material Amounts of Our Common Stock Could Reduce the Price of Our Common Stock and Encourage Short Sales.

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


As we issue shares of our common stock pursuant to the Recent Financings and the investors then resell the common stock, our common stock price may decrease due to the additional shares in the market. If the price of our common stock decreases, and if investors convert the notes or debentures and resell the stock they receive upon conversion as we either register the underlying shares or the underlying shares qualify for sale under Rule 144, or if we decide to register additional shares so that we may continue to draw down on the equity line of credit, or as we are required to issue shares upon conversions of the Bristol debentures and Class B warrants, we will be required to issue more shares of our common stock for any given dollar amount invested. This may encourage short sales, which could place further downward pressure on the price of our common stock.

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

Under the Terms of Our Recent Financings We Have or May Have to Grant Partial or Complete Liens On Substantially All of Our Assets.

In the event of a default under the terms of securities purchase agreements obtained as part our Recent Financings to date and in the future, the security holders can typically foreclose on the security interest in our assets. If this were to happen, we may be required to file a petition under Chapter 11 of the Bankruptcy Code seeking protection, or file under Chapter 7 and liquidate.

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

As a result, if our stock price and trading volume fall below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down all $10 million pursuant to the Townsbury equity line facility. At current trading volume and pricing levels, and if we register additional shares, we could draw the remaining $6.6 million commitment under the line. However, should volume or price decrease, we might not be able to access the full line. The commitment expires on October 23, 2003.

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


Similarly, the amount of funds that we may receive upon exercise of the warrants issued to Bristol in conjunction with the convertible debentures is likewise limited by our trading volume. We issued two types of warrants to Bristol -- Class A and Class B warrants. Bristol has sole discretion over the exercise of the Class A warrants. However, provided there is an effective registration for the shares underlying the debentures and Class A and B warrants, Bristol may be obligated to exercise the Class B warrants whenever it converts the debentures and it is obligated to convert the debentures each month at a rate that will result in the exercise of a number of warrants equal to at least 7.5% of the trading volume of our shares for the 60 days immediately preceding the conversion. The exercise price of the Class B warrants is in turn set at the lesser of 75% of the average of the three lowest trading prices for our common stock for the twenty trading days immediately preceding the conversion and exercise and $0.215 per share, subject to anti-dilution adjustments for below-market sales of our common stock. Accordingly, if the trading volume of our shares does not reach certain levels and our stock price declines significantly, the number of warrant shares that Bristol may exercise upon conversion of the debentures and the price that Bristol pays for such shares may decrease and reduce the amount of funds that we may receive upon exercise of the Class B warrants.

Therefore, if our trading volume and stock price decline, or if we fail to register all shares underlying the debentures and warrants, Bristol may not completely convert the debentures and the warrants, and we, at current market prices, may not receive the approximately $0.8 million in expected proceeds at March 31, 2003 from the issuance and conversions. Additionally, if we are unable to draw down the full $10 million under the equity line and/or realize the expected proceeds from the debentures and warrants and we are unable to secure alternative financing, we may have to curtail the scope of our operations as contemplated by our business plan.

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

             RISK FACTORS ASSOCIATED WITH THE PROPOSED 1:30 REVERSE STOCK SPLIT SUBMITTED TO OUR STOCKHOLDERS FOR APPROVAL
                AT OUR ANNUAL MEETING SCHEDULED FOR MAY 20, 2003


There can be no assurance that the total market capitalization of Calypte common stock (the aggregate value of all Calypte common stock at the then market price) after the proposed Reverse Stock Split will be equal to or greater than the total market capitalization before the proposed Reverse Stock Split or that the per share market price of Calypte common stock following the Reverse Stock Split will either equal or exceed the current per share market price.

There can be no assurance that the market price per new share of Calypte common stock after the Reverse Stock Split will remain unchanged or increase in proportion to the reduction in the number of old shares of Calypte common stock outstanding before the Reverse Stock Split. For example, based on the market price of Calypte common stock on March 31, 2003 of $0.0295 per share, following a Reverse Stock Split in the ratio of one-for-thirty, there can be no assurance that the post-split market price of Calypte common stock would be $0.885 per share or greater.

Accordingly, the total market capitalization of Calypte common stock after the proposed Reverse Stock Split may be lower than the total market capitalization before the proposed Reverse Stock Split and, in the future, the market price of Calypte common stock following the Reverse Stock Split may not exceed or remain higher than the market price prior to the proposed Reverse Stock Split.

If the Reverse Stock Split is implemented, the resulting per-share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of Calypte common stock may not improve.

While the Board of Directors believes that a higher stock price may help generate investor interest, there can be no assurance that the Reverse Stock Split will result in a per-share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of Calypte common stock may not necessarily improve.

A decline in the market price of Calypte common stock after the Reverse Stock Split may result in a greater percentage decline than would occur in the absence of a Reverse Stock Split, and the liquidity of Calypte common stock could be adversely affected following such a Reverse Stock Split.

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


If the Reverse Stock Split is effected and the market price of Calypte common stock declines, the percentage decline may be greater than would occur in the absence of a Reverse Stock Split. The market price of Calypte common stock will, however, also be based on Calypte's performance and other factors, which are unrelated to the number of shares outstanding. Furthermore, the reduced number of shares that would be outstanding after the Reverse Stock Split could adversely affect the liquidity of Calypte common stock.

             OTHER RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

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

On July 13, 2001 our stock was removed from trading on the Nasdaq SmallCap Market as a result of the failure to comply with the Nasdaq Stock Market rules that required the minimum bid price for our common stock to exceed $1.00 per share and that we meet at least one of the following criteria:


     o    have net tangible assets equal at least $2.0 million;

     o    have market capitalization equal to $35.0 million in public float;
          or

     o recognize net income of at least $500,000 in our most recent fiscal year or in two of our three previous fiscal years.

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

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.012 per share and as high as $0.43 per share in the twelve months ended March 31, 2003. We believe that some of the factors leading to the volatility include:

     o price and volume fluctuations in the stock market at large which do not relate to our operating performance;

     o    fluctuations in our operating results;

     o    concerns about our ability to finance our continuing operations;

     o financing arrangements, including the Recent Financings, which may require the issuance of a significant number of shares in relation to the number of shares currently outstanding;

     o announcements of technological innovations or new products which we or our competitors make;

     o    FDA and international regulatory actions;

     o availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;

     o    developments with respect to patents or proprietary rights;

     o    public concern as to the safety of products that we or others develop;

     o    changes in health care policy in the United States or abroad;

     o changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally;

     o    fluctuations in market demand for and supply of our products; and

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


     o    certain world conditions, such as SARS or conflict in the Middle East

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services May Have a Negative Effect on the Trading Price of Our Common Stock.

During 2002, we issued approximately 50 million shares of our common stock pursuant to warrants, options, and stock bonus grants to consultants, and we have, through March 31, 2003, issued warrants and stock bonuses for an additional 60 million shares, as more fully described in "Liquidity and Capital Resources". As we continue to look for ways to minimize our use of cash while obtaining required services, we plan to issue additional warrants and options at or below the current market price and make additional stock bonus grants. In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market In Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

Shares of our common stock are "penny stocks" as defined in the Exchange Act, which are traded in the Over-The-Counter Market on the OTC Bulletin Board. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this documents are the following:

     o the bid and offer price quotes in and for the "penny stock", and the number of shares to which the quoted prices apply.

     o    the brokerage firm's compensation for the trade.

     o the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

     o a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account.

     o a written statement of the investor's financial situation and investment goals.

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

     o if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

     o if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

     o if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

                          RISKS RELATED TO OUR BUSINESS


Our Customers May Not Be Able to Satisfy Their Contractual Obligations and We May Not Be Able to Deliver Our Products as a Result of the Impact of Conditions Such as Severe Acute Respiratory Syndrome ("SARS") or Operation Iraqi Freedom.

Our expected first quarter 2003 shipment of urine HIV screening tests to our distributor in the People's Republic Of China was delayed, in part, as a result of the impact of SARS in that country. Our distributor has reported that both potential patients and medical personnel are reluctant to visit or report for work at hospitals, clinics and other sites for fear of contracting or spreading SARS and, consequently, both diagnostic and therapeutic procedures are being postponed. Additionally, governmentally-imposed facility closures and quarantine restrictions are disrupting the ability of the distributor to receive and distribute our HIV tests. This situation may continue for some time in both China and elsewhere as emphasis is temporarily directed at containing and/or preventing the spread of SARS.

Also during the first quarter of 2003, we encountered an unusual degree of difficulty in obtaining transportation for evaluation kits of our product to a potential distributor in Africa. Our products require controlled refrigeration during transport and the availability of such carriers was limited due to the utilization of many private transportation resources in moving materials and supplies to the Persian Gulf region in support of Operation Iraqi Freedom.

Our business model and current revenue forecasts call for a significant expansion of sales to our distributor in the Peoples' Republic of China, in accordance with the requirements of the distribution contract. Additionally, we project a significant level of sales of our product in Africa upon successful completion of the product evaluation. Should conditions beyond our control, such as SARS or Operation Iraqi Freedom, redirect attention more than temporarily from the worldwide HIV/AIDS epidemic, our customers' ability to meet their contractual purchase obligations or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

     o actions taken by the FDA or foreign regulatory bodies relating to our products;

     o the extent to which our products and our HIV and STD testing service gain market acceptance;

     o    the timing and size of distributor purchases;

     o    introductions of alternative means for testing for HIV by competitors;
          and

     o customer concerns about the stability of our business which could cause them to seek alternatives to our product.

We Have Limited Experience Selling and Marketing Our HIV-1 Urine-Based Screening Test.

Our urine-based products incorporate a unique method of determining the presence of HIV antibodies and we have limited experience marketing and selling them

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

either directly or through our distributors. Calypte's success depends upon the ability of domestic marketing efforts to penetrate expanded markets and upon alliances with third-party international distributors. There can be no assurance that:

     o    our direct selling efforts will be effective;

     o we will obtain any expanded degree of market acceptance among physicians, patients or health care payors; or others in the medical or public health community which are essential for expanded market acceptance of the products;

     o    our international distributors will successfully market our products;
          or

     o if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

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

We Depend Upon the Viability of Three Primary Products -- Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our current products. Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

We Have Experienced a Decrease in the Sale of Our Cambridge Biotech Serum Western Blot Test

Our Cambridge Biotech HIV-1 Serum Western Blot kit is the first of four supplemental blot tests for blood HIV-1 antibodies licensed by the FDA. The Western Blot test has been in commercial distribution for more than nine years. We sell the serum-based Western Blot test for HIV-1 as a supplemental test to HIV-1 screening test products made by other manufacturers. In the fiscal year ended December 31, 2002 and the three month period ended March 31, 2003, Western Blot sales accounted for 43% and 37% of our revenues, respectively. Western blot test sales to bioMerieux Inc. accounted for a total 17.5% of our sales revenues for 2002. Subsequent to our restart of operations in May 2002, we have not sold any of our Western Blot test to bioMerieux although we have signed several new customers, including Adaltis, Inc., which is a new distributor, and other smaller customers who previously purchased from bioMerieux and who now purchase directly from us. Although there is limited competition in the supplemental testing market and the cost and time attributed to the only known production

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


process makes it unlikely that additional companies will seek to qualify and engage in the production of these supplemental tests, we have yet to regain our market share. Until this occurs, the loss in sales to bioMerieux will have a detrimental impact on our cash flow and may (1) delay or disrupt our plans to expand the Company's business and (2) require us to raise additional equity capital, thereby further increasing dilution, which could place further downward pressure on the price of our common stock. A more complete discussion of our revenues and customers can be found in the "Customer Trends" section of Management's Discussion and Analysis.

We May Experience a Decrease In The Sales of Our HIV Viral Lysate Which Previously Accounted For a Material Amount of Our Revenue.

Our HIV viral lysate is a component of the production of our Western Blot Supplemental tests. There is a limited demand for our HIV viral lysate, which we have in the past been able to sell to certain customers. The sale of viral lysate accounted for approximately 6 % of our revenue in the fiscal year ended December 31, 2002, primarily all in the first quarter. We sold no lysaste in the first quarter of 2003. The revenue attributed to the sale of our HIV viral lysate in ealry 2002 may have resulted from our principal lysate customer stockpiling larger than normal quantities in light of our tenuous financial condition in an effort to avoid a potential interruption of supply. As a result of such stockpiling, we may continue to experience little or no sales of HIV viral lysate. However, as we view our HIV viral lysate as a manufacturing component, its sale is not considered to be a major contributor to our anticipated future revenue, but rather a supplemental revenue source.

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

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a licensing agreement with National Institutes of Health. Although we have arranged payment plans with certain of the licensors in an effort to resolve past due balances owed under the license agreements, we have not been able to remain current on all of them. As of March 31, 2003 we had accrued an aggregate of approximately $242,000 in past due royalty obligations to our patent licensors. In the event our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized. Specifically, during the 2002 calendar year and in the first quarter of 2003, revenues subject to the New York University, Cambridge Biotech, Repligen and Texas A&M license agreements were $1.5 million and $0.4 million, respectively, and revenues subject to the National Institutes of Health agreement were $2.0 million in calendar 2002 and $0.4 million in the first quarter of 2003. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

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

               CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


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

We Have Limited Experience in Manufacturing Our Products and Little Experience in Manufacturing Our Products In Commercial Quantities.

Our lack of working capital and turnover among our manufacturing personnel as a result of our wind-down and restart has resulted in material production difficulties in the past including problems involving:

  o        scaling up production of new products;

  o        developing market acceptance for new product;

  o        production yields;

  o        quality control and assurance;

  o        raw material supply; and

  o        shortages of qualified personnel.

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

We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. More specifically, in October 2002, we completed a new agreement for the distribution of our products in the Peoples' Republic of China that calls for minimum purchases of $3 million over the two-year term of the agreement, and which also provides for a two-year extension contingent upon the distributor's performance. This agreement can be terminated by either party upon ninety days notice. Additionally, the Company has entered into a Memorandum of Understanding with Safe Blood for Africa Foundation. The memorandum serves as a non-binding understanding between the parties to enter into a formal distribution agreement whereby Calypte would appoint Safe Blood for Africa as its exclusive distributor (excluding the HIV-1 Serum Western Blot) for its in vitro diagnostic test kits for a period of ten years to all public and private entities whose primary activity is related to the collection and processing of human blood donations in sub-Saharan Africa. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers in our fiscal year ended December 31, 2002 accounted for only 4% of our revenue. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

  o        the imposition of government controls (regulatory approval);

  o        export license requirements;

  o        political instability;

  o        trade restrictions;

  o        changes in tariffs;

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

     o difficulties in managing international operations (difficulty in establishing a relationship with a foreign distributor with the financial and logistical ability to maintain quality control of product);

     o    fluctuations in foreign currency exchanges rates;

     o    the financial stability of our distributors;

     o the financial capabilities of potential customers in lesser-developed countries or, alternatively, our inability to obtain approvals which would enable such countries access to outside financing, such as the World Bank;

     o the ability of our distributors to successfully sell into their contractual market territory or to successfully cover their entire territory;

     o the possibility that a distributor may be unable to meet minimum contractual commitments;

     o    establishing market awareness; and

     o external conditions such as regional conflicts or health crises resulting from SARS.

Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to successfully market our products in foreign markets. Any such failure will delay or disrupt our plans to expand the Company's business.

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

Competition in our diagnostic market is intense and we expect it to increase. The marketplace where we sell our products is divided into two categories: (i)
screening, and (ii) supplemental testing. Within the United States, our competitors for screening tests include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples sold by Orasure Technologies, Inc. In the supplemental testing category of the market, we offer the only FDA approved urine-based test as well as a blood-based test. Bio-Rad Laboratories, Inc. is the only other company that offers a supplemental blood test. In addition to our urine and blood-based confirmation test, Orasure also offers an oral mucosal transidate (saliva) based supplemental test that competes with our test. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours, including Orasure's and Med-Mira's recently-FDA approved rapid blood tests. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products' market share.

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

If we fail to comply with FDA regulations, or if the FDA believes that we are not in compliance with such regulations, the FDA can:

  o        detain or seize our products;

  o        issue a recall of our products;

  o        prohibit marketing and sales of our products; and

  o assess civil and criminal penalties against us, our officers or our employees.

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

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

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws could:

     o discourage potential acquisition proposals (i.e. shareholder rights plan also known as a "poison pill");

     o    delay or prevent a change in control of Calypte;

     o diminish stockholders' opportunities to participate in tender offers for our common stock, including tender offers at prices above the then-current market price;

     o inhibit increases in the market price of our common stock that could result from takeover attempts; or

     o grant to the Board of Directors the discretionary right to designate specific rights and preferences of preferred stock greater than those of our common stock.

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

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

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

Our Board may, without shareholder approval, designate and issue our preferred stock in one or more series. Additionally, our Board may designate the rights and preferences of each series of preferred stock it designates which may be greater than the rights of our common stock. Potential effects on our common stock may include among other things:

  o        restricting dividends;

  o        dilution of voting power;

  o        impairment of liquidation rights; and

  o        delay or preventing a change in control of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to changes in the price of our common stock, as it relates to the conversion price of the 12% convertible debentures and the exercise price of the related exercisable Class A and mandatorily exercisable Class B warrants issued to Bristol Investment Fund in February 2002 as disclosed in Note 5 to the accompanying financial statements and in the "Financing Activities" subheading of Liquidity and Capital Resources. We also face exposure to changes in the price of our common stock as it relates to the conversion price of the aggregate of $3,125,000 original face value of 8% convertible notes issued during the second and third quarters of 2002; the $150,000 original face value 10% convertible note issued during the second quarter of 2002; the aggregate of $1,950,000 10% convertible debentures issued during the first quarter 2003; and the $550,000 face value of 12% convertible debenture issued during the third quarter of 2002, all disclosed in Note 5 to the accompanying financial statements and in "Financing Activities". Additionally, we face exposure to changes in the price of our common stock as it relates to the conversion price of the $300,000 12% convertible debenture issued in April 2003. Further, our stockholders face additional dilution by our issuance of additional shares of common stock as a result of penalties incurred in our failure to file and obtain an effective registration for certain shares of our common stock issued or to be issued pursuant to our Recent Financings. The liability for these penalties is being accrued as incurred.

The 12% debentures issued to Bristol are convertible at a price (the Conversion Price) equal to the lesser of (i) 60% of the average of the lowest closing bid prices during the 22 trading days immediately prior to the conversion date, subject to anti-dilution adjustment, and (ii) $0.05. The Class A warrant for up to 1,700,000 shares of common stock is exercisable at 70% of the average of the three lowest trading prices for the 20 days immediately preceding conversion, subject to anti-dilution adjustment. The Class B warrant for up to 12,000,000 shares of common stock is exercisable at a price equal to the lesser of (i) the average of the lowest three trading prices during the 20 days immediately prior to the exercise price discounted by 25%; subject to anti-dilution adjustment, and $0.215 per share.

In addition, until such time that a registration statement covering the shares related to the Class A and B warrants described above is declared effective, the fair value of these warrants will be marked to market through earnings. We have not yet filed a registration statement covering the common stock underlying the warrant shares as they are not at market risk. We have been made aware that the shares underlying the Class A and B warrants, which are registerable securities per our agreement with Bristol Investment Fund, Ltd., may not be able to be registered until such time as the underlying common shares are subject to market risk.

The 8% notes issued between May 2002 and August 2002 are convertible into shares of the Company's common stock at the lower of $0.10 or 70% of the average of the three lowest trades during the 30-day period preceding conversion.

The 10% convertible note issued in May 2002 and subsequently extended through May 2004 is convertible at 50% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion.

The two 10% convertible debentures with aggregate face value of 1,450,000 issued during January 2003 are convertible into shares of the Company's common stock at 80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $0.10. The two 10% convertible debentures with aggregate face value of $500,000 issued during March 2003 are convertible into shares of the Company's common stock at 65% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $0.07.

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

The $550,000 12% convertible debenture issued in September 2002 is convertible into shares of the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. The $300,000 12% convertible debenture issued in April 2003 is convertible into shares of the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $0.04.

These financings have requirements for registration and many impose liquidated damages for delays beyond 30 days from the transaction date allowed for registration. On February 14, 2003 the registration statement for $525,000 of the Bristol Debentures became effective, but we have not yet filed a registration statement for any of the other financings. The 8% convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month's delay. Through February 14, 2003, the Company had incurred approximately $122,000 in liquidated damages resulting from the delay in registration of the Bristol Debentures and as of April 30, 2003, approximately $637,000 in liquidated damages attributable to the delay in the registration of the remaining financings, all of which have been accrued during the periods in which they were incurred. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company's common stock at same discount-to-market conversion price attributable to the debenture or note. As of April 30, 2003, all of the registration penalty provisions have been triggered, except for those in the various Mercator agreements. The Company has issued approximately 8.0 million shares of its common stock in payment of liquidated damages. Based on current prices, the payment of liquidated damages in stock as of April 30, 2003 would require the Company to issue approximately 48 million shares of its common stock. Liquidated damages attributable to registration delays on the convertible notes and debentures continue to accrue at a rate of approximately $63,000 per month (or approximately 5.6 million shares at current prices).

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

Not applicable.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.    LEGAL PROCEEDINGS

On January 27, 2003, an action was filed in San Francisco County Superior Court against the Company by Heller Ehrman White & McAuliffe, LLP ("Heller"), the Company's former attorneys. The claim is for unpaid legal fees and expenses in the sum of $546,132 incurred for services rendered primarily between January 2001 and April 2002, plus $93,312 in interest, calculated through March 19, 2003 at 10% per annum on the claimed outstanding balance. The Company disputes the claim. The Company has accrued for the disputed fees and expenses, in the respective periods incurred, excluding interest.

On April 30, 2003, the Company and Heller reached a settlement agreement whereby the Company has agreed to pay a total of $463,000 to settle this claim, after which the suit will be dismissed.

Under the terms of the settlement, the Company must pay Heller $50,000 by June 15, 2003. Beginning with the month of May 2003 and thereafter, the Company must also make monthly payments of $20,000 plus a percentage of the Company's net financings (the "Subsequent Payments"). The Subsequent Payments are due on the 16th of the following month, with the first payment due on June 16, 2003. There are certain exceptions that may delay the Subsequent Payments for up to 3 months, but should the Company default on the terms of the settlement agreement, Heller may file a stipulated judgment for the unpaid remainder of the $463,000 settlement balance. A stipulated judgment may permit Heller to obtain custody of some of the Company's California property, which would, in turn, materially impair the Company's business. As a part of the settlement, the Company waived all of its defenses to Heller's claims, as well as its counterclaims, should it default on this payment plan.

On January 24, 2003, the Company was informed that a former vendor of the Company, Validation Systems, Inc. ("Validation"), had commenced an action in Santa Clara County Superior Court on an open book account in the amount of $79,614, incurred between April 1999 and July 2002 and which the Company accrued, concurrently, plus $20,156 in interest, at the rate of 10% per annum until payment, wherein it has claimed that it rendered services related to the validation of biomedical equipment and processes at the Company's facilities. The Company has contested the claim as the alleged services claimed by Validation were not performed in a timely fashion and were unable to be used by the Company. The Company believes that it has meritorious defenses to the action.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three years ended March 31, 2003, the Company completed private placements of shares of its Common Stock in April 2000, November 2001 and August 2002; issued $1.1 million face value of convertible debentures in January 2001; issued $425,000 face value of 12% convertible debentures in February 2002 and an additional $100,000 face value to the same party and under the same terms in May 2002; and in May 2002 also issued $2.225 million face value of 8% convertible notes and a $0.150 million 10% convertible promissory note. In June 2002, the Company issued a $0.1 million face value 8% convertible debenture. In July, the Company issued an additional $0.1 million face value 8% convertible debenture and $0.650 million of additional 8% convertible notes. In August 2002, the Company issued an additional $0.250 million face value 8% convertible note. In September 2002, the Company issued a $550,000 face value 12% convertible debenture. In January 2003, the Company issued $1.450 million face value 10% convertible debenture. In March 2003, the Company issued an aggregate of $0.5 million face value in two 10% convertible debentures, and, finally, in April 2003, it issued a $0.300 million face value 12% convertible debenture. Earlier, in January 2001, the Company entered into a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. Upon the termination of that facility, the Company entered into a second equity line facility in August 2001. These transactions are discussed in greater detail in "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations".

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and, with the exception of shares in the private placements in November 2001 and August 2002, were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on January 25, 2001 and subsequently amended on February 9, 2001 and March 5, 2001 for the first equity line of credit. Shares sold pursuant to the second equity line were registered for resale by the investor on a Form S-2 filed on October 26, 2001. Shares issued in the November 2001 private placement were also sold to accredited investors but the transfer of the securities did not include registration rights; pursuant to Rule 144 of the Securities Act the transfer of these securities will be restricted for twelve months from the date of purchase. Shares sold in the August 2002 private placement were sold to accredited investors pursuant to Regulation S. The debenture holder in the $1.1 million transaction was also an accredited investor as defined by Rule 501 of the Securities Act and the Company registered for resale shares that were converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001. The proceeds from each private placement, from each of the debentures, and from the equity lines of credit have been used to finance operations.

In February 2002, the Company entered into an agreement to issue up to $850,000 face value of 12% secured convertible debentures. The Company issued one debenture in the face amount of $425,000 concurrent with signing the agreement and a second debenture in the face amount of $100,000 in May 2002. The Company also issued warrants to purchase up to 13,785,000 shares of its common stock in conjunction with the convertible debenture agreement. During the second quarter of 2002, the investor converted principal of approximately $60,000 plus accrued interest attributable to the February debenture into 4,462,425 shares of restricted common stock. During the first quarter of 2003, the investor converted the remaining $465,000 of outstanding principal plus accrued interest and liquidated damages resulting from delay in registration into 26,120,822 shares of registered common stock. No warrants have been exercised as of April 30, 2003. The Company's registration statement on Form S-2/A (No. 6) registering 30,300,000 shares of common stock for resale by the investor pursuant to conversion of the $525,000 face value of debentures issued became effective on February 14, 2003. The proceeds from the debentures were used to finance operations.

Between May and August 2002, in conjunction with the financing that enabled the restart of its operations, the Company issued an aggregate of $3.125 million face value of 8% convertible notes, a $0.150 million face value 10% convertible promissory note and two $0.1 million face value 8% convertible debentures to several accredited offshore investors pursuant to subscription agreements under Regulation S. In September 2002, the Company issued an additional $0.550 million 12% debenture pursuant to Regulation S, that is intended to be the first tranche of a $2.0 million commitment between the investor and the Company. The agreements all provide cost-free registration rights to the holders of the notes and debentures for the registration of the underlying conversion shares of the Company's common stock. The Company has not yet filed a registration statement applicable to these transactions. The proceeds from the notes and debentures were used to finance operations.

During the first quarter 2003, the Company issued an aggregate of $1,950,000 face value 10% convertible debentures to accredited investors under Regulation
S. The agreements all provide cost-free registration rights to the holders of the debentures for the registration of the underlying conversion shares of the Company's common stock. The Company has not yet filed a registration statement applicable to these transactions. The proceeds from the debentures were used to finance operations.

In April 2003, the Company issued a $300,000 face value 12% convertible debenture to an accredited investor under Regulation S. The agreement provides cost-free registration rights to the holder of the debentures for the registration of the underlying conversion shares of the Company's common stock. The Company has not yet filed a registration statement applicable to this transaction. The proceeds from the debentures were used to finance operations.

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Calypte's stockholders voted on a single proposal, to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 200 million shares to 800 million shares, at a Special Meeting of Stockholders held on February 14, 2003. The following votes were tabulated:

                              For:           89,376,270
                              Against:        4,256,984
                              Abstain:        6,691,204

ITEM 5.    OTHER INFORMATION - SUBSEQUENT EVENTS

Conversion of remaining Bristol 12% Convertible Debenture

On April 2, 2003, Bristol Investment Fund, Ltd. converted the remaining $100,000 principal, plus accrued interest, 12 % Convertible Debenture into 6,328,611 shares of the Company's common stock. Pursuant to the February 28, 2003 Letter Agreement, the 70% Conversion Price used to determine the number of shares issued pursuant to Bristol's April 2, 2003 conversion notice resulted in the issuance of approximately 590,000 shares more than would have resulted from the use of the 60% Conversion Price.

Extension of Maturity of 10% Convertible Note

On April 2, 2003, when the market price of Calypte's common stock was $0.033, the Company and BNC Bach agreed to extend the maturity date of the 10% Convertible Note to May 5, 2003. On April 30, 2003, when the market price of Calypte's stock was $0.0249, the Company and BNC Bach amended the conversion price to eliminate a conversion price ceiling of $0.05 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004.

Extension of Waiver of Non-Registration Penalties

On April 11, 2003, when the market price of Calypte's common stock was $0.0295, the Company received an extension until May 5, 2003 in which to register the shares of common stock underlying the aggregate of $500,000 face value of 10% Convertible Debentures issued to Focus Fund and Momentum Fund III. On May 5, 2003, the Company received a further extension until June 16, 2003 to file and until September 2, 2003 to achieve effectiveness of a registration statement including the shares underlying all of the Mercator, Focus Fund and Momentum Fund III convertible debentures and warrant.

Issuance of shares for liquidated damages

On April 1, 2003, when the price of the Company's common stock was $0.0283, the Company issued 3,000,000 shares of its common stock in settlement of accumulated liquidated damages through March 27, 2003 pursuant to the terms of the August 2002 private placement agreement.

Additional Financing

On April 29, 2003, when the market price for the Company's common stock was $0.0275, the Company issued a $300,000 12% convertible debenture to Mercator Momentum Fund and received net proceeds of $245,000, net of fees and expenses. The debenture is convertible into the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $0.04. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date.

Issuance of Additional Shares for Consulting Services

During April 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various services. The Company issued warrants to purchase an aggregate of 9,000,000 shares of its common stock as compensation for these services. As of April 30, 2003, the consultants had exercised warrants to purchase 4,000,000 shares of the Company's common stock and the Company had received proceeds of $100,000. The warrants were non-forfeitable and fully-vested at the date of issuance. Pursuant to the

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recorded $79,000 of consulting expense attributable to these warrants

In addition to the warrants described above, during April 2003, the Company also issued stock grants for approximately 27 million shares of its common stock to certain consultants under various agreements and recorded non-cash selling, general and administrative expense of approximately $750,000 based on the intrinsic value of the stock on the date granted. Also during April 2003, the Company issued approximately 5 million shares of its common stock to certain service providers agreeing to settle outstanding balances in stock.

Legal Proceedings

On April 30, 2003, the Company and its former counsel, Heller Ehrman White & McAuliffe,LLP ("Heller") reached a settlement agreement whereby the Company has agreed to pay a total of $463,000 to settle Heller's claim for unpaid legal fees and expenses in the amount of $546,132 plus $93,312 in interest, after which the suit will be dismissed.

Under the terms of the settlement, the Company must pay Heller $50,000 by June 15, 2003. Beginning with the month of May 2003 and thereafter, the Company must also make monthly payments of $20,000 plus a percentage of the Company's net financings (the "Subsequent Payments"). The Subsequent Payments are due on the 16th of the following month, with the first payment due on June 16, 2003. There are certain exceptions that may delay the Subsequent Payments for up to 3 months, but should the Company default on the terms of the settlement agreement, Heller may file a stipulated judgment for the unpaid remainder of the $463,000 settlement balance. A stipulated judgment may permit Heller to obtain custody of some of the Company's California property, which would, in turn, materially impair the Company's business. As a part of the settlement, the Company waived all of its defenses to Heller's claims, as well as its counterclaims, should it default on this payment plan.

Other Recent Developments - Non-Financing Related

On April 29, 2003, the Company and the Magic Johnson Foundation, Inc. announced that Earvin "Magic" Johnson has agreed to join Calypte's Board of Directors, and that he will also play an active role in promoting global awareness of Calypte's FDA-approved HIV-1 antibody tests for use with urine samples. At a Board Meeting on May 9, 2003, the Company's Board of Directors appointed Mr. Johnson as a member of the Board effective at its next regular Board meeting scheduled for July 2003.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         None

b.       Reports on Form 8-K

         Form 8-K/A regarding Other Material Events, filed January 21, 2003. Announcement of amendment and waiver of registration default provisions applicable to certain 12% convertible debentures and rescission of partial conversion of one of the subject debentures, including the amendment agreement filed as an exhibit.

                                   SIGNATURES
                                  -----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CALYPTE BIOMEDICAL CORPORATION
                                       --------------------------------
                                       (Registrant)




Date:    May 16, 2003                    By:     /S/ RICHARD D. BROUNSTEIN
                                              ------------------------------

                                         Richard D. Brounstein
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Cataldo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calypte Biomedical Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/S/ ANTHONY J. CATALDO
-----------------------
Anthony J. Cataldo
Executive Chairman

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Nancy E. Katz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calypte Biomedical Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/S/ NANCY E. KATZ
------------------
Nancy E. Katz
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Richard D. Brounstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calypte Biomedical Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/S/ RICHARD D. BROUNSTEIN
-------------------------
Richard D. Brounstein
Executive Vice President and Chief Financial Officer