Form 10QSB
period 2003-03-31
CALYPTE BIOMEDICAL CORP
filed 2003-06-24
CIK 899426

==========================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                              --------------------

                                    FORM 10-QSB

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


                                    FORM 10-QSB

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

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information we provide in this Form 10-QSB or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-QSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

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

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of May 9, 2003, and Calypte undertakes no duty to update this information. Should events occur subsequent to May 5, 2003 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 33 of this Form 10-QSB.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


FACTORS THAT MAY AFFECT FUTURE RESULTS, EVENTS OR PERFORMANCE
-------------------------------------------------------------

RISK FACTORS

Calypte has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-QSB or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

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


                                       CALYPTE BIOMEDICAL CORPORATION
                                       --------------------------------
                                       (Registrant)




Date:    June 24, 2003                   By:     /S/ RICHARD D. BROUNSTEIN
                                            ------------------------------

                                         Richard D. Brounstein
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Cataldo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Calypte Biomedical Corporation;

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

Date: June 24, 2003

/S/ ANTHONY J. CATALDO
-----------------------
Anthony J. Cataldo
Executive Chairman

           CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY


                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Jay Oyakawa, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Calypte Biomedical Corporation;

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

Date: June 24, 2003

/S/ Jay Oyakawa
------------------
Jay Oyakawa
President and Chief Operating Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Richard D. Brounstein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Calypte Biomedical Corporation;

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

Date: June 24, 2003

/S/ RICHARD D. BROUNSTEIN
-------------------------
Richard D. Brounstein
Executive Vice President and Chief Financial Officer