Form 10QSB
period 2003-06-30
CALYPTE BIOMEDICAL CORP
filed 2003-08-14
CIK 899426

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-QSB

-------------------------------------------------------------------------------
                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                    Yes          No X

     The registrant had 58,066,483 shares of common stock outstanding as of August 11, 2003.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


                                    FORM 10-Q

                                      INDEX


                                                                                              PAGE NO.
PART I. FINANCIAL INFORMATION

           Item 1.      Consolidated Financial Statements (unaudited) :

                        Condensed Consolidated Balance Sheets as of
                        June 30, 2003 and December 31, 2002...................................... 3

                        Condensed Consolidated Statements of Operations for the
                        Three Months and Six Months Ended June 30, 2003 and 2002................. 4

                        Condensed Consolidated Statements of Cash Flows for the
                        Six Months Ended June 30, 2003
                        and 2002................................................................. 5

                        Consolidated Statement of Stockholders' Deficit for the
                        Six Months Ended June 30, 2003........................................... 6

                        Notes to Condensed Consolidated Financial
                        Statements..............................................................  7

           Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..................................... 17

           Item 3.      Quantitative and Qualitative Disclosures About
                        Market Risk............................................................. 48

           Item 4.      Controls and Procedures................................................. 49

PART II.   OTHER INFORMATION


           Item 1.      Legal Proceedings....................................................... 51

           Item 2.      Changes in Securities and Use of Proceeds............................... 51

           Item 4.      Submission of Matters to a Vote of Security Holders..................... 53

           Item 5.      Other Information - Subsequent Events................................... 54

           Item 6.      Exhibits and Reports on Form 8-K........................................ 55

SIGNATURES              ........................................................................ 56

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                                             JUNE 30,     DECEMBER 31,
                                                                                               2003           2002
                                                                                           -----------    ------------
                                         ASSETS
Current assets:
      Cash and cash equivalents                                                            $        15    $        147
      Accounts receivable, net of allowance of $35 and $32 at June 30, 2003 and December           238             327
         31, 2002, respectively
      Inventory                                                                                  1,437             963
      Prepaid expenses                                                                           1,146             163
      Deferred offering costs, net of accumulated amortization of $573 and $213 at June
         30, 2003 and December 31, 2002, respectively                                              605             662
      Other current assets                                                                          75              15
                                                                                           ------------   ------------
            Total current assets                                                                 3,516           2,277
Property and equipment, net                                                                        664             917
Other assets                                                                                     1,866             103
                                                                                           -----------    ------------
                                                                                           $     6,046    $      3,297
                                                                                           ===========    ============
                      LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
                             STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                                $    7,409     $      5,145
      Notes and debentures payable, net of discount of $2,270 and $2,638 at June 30,
         2003 and December 31, 2002, respectively                                                4,337           2,181
      Deferred revenue                                                                             500             500
                                                                                           -----------    ------------
            Total current liabilities                                                           12,246           7,826
Warrant liability                                                                                   80             356
Deferred rent obligation                                                                            22              20
Capital lease obligations--long-term portion                                                        13              13
Other long term liabilities                                                                      2,200              --
                                                                                           -----------    ------------
            Total liabilities                                                                   14,561           8,215
                                                                                           -----------    ------------
Mandatorily  redeemable  Series A preferred  stock,  $0.001 par value; no shares authorized at June 30, 2003 and December 31, 2002;  100,000 shares issued and outstanding at June
   30, 2003 and December 31, 2002; aggregate redemption and liquidation value of $1,000          2,636           2,576
                                                                                           -----------    ------------
   plus cumulative dividends

Commitments and contingencies                                                                        -               -

Stockholders' deficit:
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued               -               -
         or outstanding
      Common stock, $0.03  par  value;   800,000,000  and  200,000,000  shares
         authorized at June  30,  2003 and  December  31,  2002,  respectively;
         16,225,600 and 5,058,484 shares issued and outstanding as of
         June 30, 2003 and December 31, 2002,                                                      487             152
         respectively
      Additional paid-in capital                                                               104,084          93,804
      Deferred compensation                                                                         (5)              -
      Accumulated deficit                                                                     (115,717)       (101,450)
                                                                                           -----------    ------------
            Total stockholders' deficit                                                        (11,151)         (7,494)
                                                                                           -----------    ------------
                                                                                            $    6,046    $      3,297
                                                                                           ===========    ============


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                        June 30,
                                                                 ----------------------------    ----------------------------
                                                                      2003            2002           2003            2002
                                                                 ------------     -----------    ----------  ----------------
Revenues:
   Product Sales                                                  $       749     $     1,209    $    1,533  $          2,368
Operating expenses:
   Product Costs                                                        1,550           1,397         2,965             3,027
   Research and development costs                                         335             180           649               421
   Selling,  general and  administrative  costs
     (non-cash of $ 2,982 and $ 5,188
     for the three months and six months ended
     June 30, 2003,  respectively  and
     non-cash of $ 393 and $ 438 for the three
     months and six months ended June
     30, 2002, respectively)                                            5,609           2,087         9,619             3,302
                                                                 ------------     -----------    ----------  ----------------
     Total operating expenses                                           7,494           3,664        13,233             6,750
                                                                 ------------     -----------    ----------  ----------------
       Loss from operations                                            (6,745)         (2,455)      (11,700)           (4,382)

Interest income                                                             -               1             -                 2
Interest expense (non-cash of $ 1,115 and $ 2,487 for the
   three months and six months ended June 30, 2003,
   respectively and non-cash of $ 2,446 and $ 2,472 for the
   three months and six months ended June 30, 2002,                    (1,258)         (2,492)       (2,772)           (2,539)
   respectively)
Gain on early extinguishments of debt                                       -               -             -             1,319
Other income, net (non-cash of $128 for the six months ended
   June 30, 2003)                                                          79              14           207                22
                                                                 ------------     -----------    ----------  ----------------
       Loss before income taxes                                        (7,924)         (4,932)      (14,265)           (5,578)

Income taxes                                                                -            -               (2)               (2)
                                                                 ------------     -----------    ----------  ----------------

       Net loss                                                        (7,924)         (4,932)      (14,267)           (5,580)

Less dividends on mandatorily redeemable Series A preferred stock         (30)            (30)          (60)              (60)
                                                                 ------------     -----------    ----------  ----------------
Net loss attributable to common stockholders                     $     (7,954)    $    (4,962)   $  (14,327) $         (5,640)
                                                                 ============     ===========    ==========  ================
Net loss per share attributable to common stockholders
  (basic and diluted)                                            $      (0.72)    $     (2.55)   $    (1.70) $          (3.41)
                                                                 ============     ===========    ==========  ================
Weighted average shares used to compute net loss per share
   attributable to common stockholders (basic and diluted)             11,079           1,948         8,432             1,652
                                                                 ============     ===========    ==========  ================


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                           --------------------------
                                                                                               2003          2002
                                                                                           ------------  ------------
Cash flows from operating activities:
Net loss                                                                                   $    (14,267) $     (5,580)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                    259           247
   Amortization of deferred compensation                                                              -            40
   Amortization of debenture discounts and charge for beneficial conversion feature               1,652           306
   Amortization of deferred offering costs                                                          365            32
   Liquidated damages due to non-registration                                                       746             -
   Non-cash loss (gain) on settlement of debt                                                        54        (1,319)
   Fair market value of common stock warrants, options and bonuses granted                        5,223           485
   Gain on repurchase of beneficial conversion feature                                             (128)            -
   Warrant liability adjustment                                                                    (275)        2,134
   Loss on sale of equipment                                                                          1            18
   Changes in operating assets and liabilities:
     Accounts receivable                                                                             90            79
     Inventory                                                                                     (475)          397
     Prepaid expenses and other current assets                                                   (1,043)          367
     Deferred offering costs and other assets                                                    (1,763)         (433)
     Accounts payable and accrued expenses                                                        2,373          (417)
     Deferred rent obligation                                                                     2,203             3
                                                                                           ------------  ------------
       Net cash used in operating activities                                                     (4,985)       (3,641)
                                                                                           ------------  ------------
Cash flows from investing activities:
   Purchase of equipment                                                                             (7)         (127)
                                                                                           ------------  ------------
       Net cash used in investing activities                                                         (7)         (127)
                                                                                           ------------  ------------
Cash flows from financing activities:
   Proceeds from sale of stock                                                                    3,023         1,299
   Expenses paid related to sale of stock                                                           (78)          (98)
   Proceeds from issuance of notes and debentures                                                 2,303         2,726
   Repayment of notes and debentures                                                               (388)          (18)
   Principal payments on capital lease obligations                                                    -           (33)
                                                                                           ------------  ------------
       Net cash provided by financing activities                                                  4,860         3,876
                                                                                           ------------  ------------
Net (decrease) increase in cash and cash equivalents                                               (132)          108

Cash and cash equivalents at beginning of period                                                    147           287
                                                                                           ------------  ------------
Cash and cash equivalents at end of period                                                 $         15  $        395
                                                                                           ============  ============
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                                  $          9  $          7
   Cash paid for income taxes                                                                         2             2

Supplemental disclosure of non-cash activities:
   Dividend on mandatorily redeemable Series A preferred stock                                       60            60
   Deferred compensation attributable to stock option grants                                                       32
   Common stock grants                                                                              427           455
   Original issue discount and expense withheld from debenture proceeds                               -           438
   Conversion of notes, debenture payable and accrued interest to common stock                      918           304
   Fair market value of warrants issued in conjunction with debenture                                 -         2,559
   Beneficial conversion feature, net of write off upon conversion                                1,284             -
   Accrued interest converted to note payable                                                       148             -


           See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                         SIX MONTHS ENDED JUNE 30, 2003

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                     TOTAL
                                            NUMBER OF       COMMON      ADDITIONAL      DEFERRED    ACCUMULATED   STOCKHOLDERS'
                                          COMMON SHARES     STOCK     PAID-IN CAPITAL COMPENSATION    DEFICIT        DEFICIT
                                          -------------    --------   --------------- ------------- -----------   -------------
   Balances at December 31, 2002            5,058,484      $    152   $     93,804     $         -  $  (101,450)  $     (7,494)
   Exercise of stock options                   80,000             2            128               -            -            130
   Shares issued under the Employee
     Stock Purchase Plan                        8,515             -              2               -            -              2
   Stock bonuses issued under the 2000
     Equity Incentive Plan                          -             -              -               -            -
   Stock bonuses issued in lieu of
     cash to vendors and consultants        3,523,657           107          2,565               -            -          2,672
   Shares issued upon conversion of
     debentures with associated             1,513,610            45            912               -            -            957
     non-registration penalties
   Shares issued upon exercise of
     warrants and options                   6,041,334           181          2,710               -            -          2,891
   Costs and fees for issuance of
     convertible notes, debentures and              -             -            (78)              -            -            (78)
     private placements
   Fair value of warrants and
     beneficial conversion feature
     granted in conjunction with
     issuance of convertible debentures             -             -          1,454               -            -          1,454
   Write off of beneficial conversion
     feature and deferred offering
     costs upon conversion of notes                 -             -           (209)              -            -           (209)
     and debentures
   Repurchase of beneficial conversion              -             -           (128)              -            -           (128)
     feature
   Dividend requirements of                                                                                                (60)
     mandatorily redeemable Series A                -             -            (60)              -            -
     preferred stock
   Compensation relating to granting
     of stock options                               -             -          2,984              (5)           -          2,979
   Amortization of deferred                         -             -              -               -            -
     compensation
   Net loss                                                        -             -              -      (14,267)        (14,267)
                                          -----------      --------   ------------     -----------  -----------   ------------
   Balances at June 30, 2003               16,225,600      $    487        104,084     $        (5) $  (115,717)  $    (11,151)
                                          ===========      ========   ============     ===========  ===========   ============


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



(1)   THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation (the Company) develops, manufactures and markets urine-based screening and supplemental tests for the detection of antibodies to the Human Immunodeficiency Virus, Type-1 ("HIV-1"), the putative cause of Acquired Immunodeficiency Syndrome ("AIDS"). The Company's tests include the screening enzyme immunoassay (EIA) and supplemental Western Blot tests, the only two FDA-licensed HIV-1 antibody tests that can be used on urine samples. The Company believes that accurate, non-invasive urine-based testing methods for HIV and other chronic diseases make important contributions to public health by helping to foster an environment in which testing may be done safely, economically, and painlessly.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 2002 included in its Form 10-K filed with the SEC on March 26, 2003.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

During the first half of 2003, Calypte incurred a net loss of $14.3 million and its accumulated deficit at June 30, 2003 was $115.7 million. To successfully implement its revised business plan, Calypte must overcome certain impediments that have hampered its progress, and the Company must ultimately achieve profitability and self-sustaining cash flow. Between May 10, 2002 and June 30, 2003, the Company has completed new financings in which it has received an aggregate of approximately $9.0 million against an initial $5 million funding commitment. This infusion of financing enabled it to continue its operations, but has not provided the Company with the liquidity to effectively expand its business to the level required to achieve profitability. Based upon the continued tenuous financial condition as demonstrated by the Company's working capital deficit and recurring losses, its independent auditors have issued an opinion that cites substantial doubt about the Company's ability to continue its business operations as a going concern. Although the Company has recently announced an investment of $2.5 million in the Company that provides the initial foundation for the execution of its revised business plan (refer to Note 7, Subsequent Events for a further discussion of this investment), the Company does not believe that this financing alone will be sufficient to sustain its current operations and permit the capital investment necessary for expansion beyond year-end of 2003. The Company believes that, in addition to the financing that it has already received, it will need to arrange additional financing of up to $10 million in the next twelve months to sustain its operations. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that it requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

The Company is actively engaged in seeking additional financing in a variety of venues and formats and it implemented actions during the second quarter of 2003 designed to minimize its operating losses. The Company would consider strategic opportunities, including additional investment in the Company, joint ventures, a merger or other comparable transaction, to sustain its operations. While the Company has recently signed a Memorandum of Understanding for a joint venture in China along with the $2.5 million equity investment mentioned above, the Company does not currently have any other definitive agreements in place with respect to any such strategic opportunity, and there can be no assurance that such an opportunity will be available to it on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or if the Company is unable to arrange a suitable strategic opportunity, it will be placed in significant financial jeopardy and may be unable to continue its operations at current levels, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


(2)  SIGNIFICANT ACCOUNTING POLICIES

STOCK SPLIT

On May 20, 2003, the Company's shareholders approved a 1:30 reverse stock split, which became effective on May 28, 2003. The stated par value of the common shares was changed to $0.03 from $0.001 per share. The number of authorized shares of common stock remained at 800 million. All share and per share amounts presented have been restated to reflect the stock split.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested benefit plan awards in each period (in thousands):




                                                                                     Six months ended
                                                                                         June 30,
                                                                                  2003              2002
                                                                                ---------         --------
Net loss attributable to common stockholders, as reported                        $(14,327)        $ (5,640)
Add: Stock-based compensation expense included in reported net loss,
   net of related tax effects                                                         715               41
Less: Stock-based compensation expense determined under fair value
   based method for all awards, net of related tax effects                         (1,803)            (332)
                                                                                 --------         --------
Pro forma net loss attributable to common stockholders                           $(15,415)        $ (5,931)
                                                                                 --------         --------
Basic and diluted net loss per share attributable to common stockholders:
As reported                                                                      $  (1.70)        $  (3.41)
Pro forma                                                                        $  (1.83)        $  (3.59)



NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted net loss per share attributable to common stockholders is similar to the

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 7,419,587 and 1,354,852 shares at June 30, 2003 and 2002, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was anti-dilutive.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

The Company adopted Statement of Financial Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", during the first quarter of 2003. Accordingly, reclassifications have been made in the unaudited condensed consolidated statement of operations for 2002 to conform to Statement No. 145, such as the gains on the restructure of trade debt and on the repurchase of beneficial conversion feature upon early extinguishment of convertible debt, previously classified as extraordinary.

(3) INVENTORIES

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):



                                                                                    2003              2002
                                                                                 ---------          -------
Raw materials                                                                    $     187          $   197
Work-in-process                                                                        863              443
Finished goods (including consigned inventory of $51 and $101 for the periods
  ended June 30, 2003 and December 31, 2002, respectively)                             387              323
                                                                                 ---------          -------
Total Inventory                                                                  $   1,437          $   963
                                                                                 =========          =======


(4) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):



                                                                                    2003             2002
                                                                                 ---------        ---------
Trade accounts payable                                                           $   3,635        $   3,462
Accrued royalty payments                                                               692              338
Accrued salary and vacation pay                                                        815              240
Accrued interest (including non-cash liquidated damages of $746 and $546 at
  June 30, 2003 and December 31, 2002, respectively)                                 1,317              789
Other                                                                                  950              316
                                                                                 ---------        ---------
Total accounts payable and accrued expenses                                      $   7,409        $   5,145
                                                                                 =========        =========



Accrued salary and vacation payable at June 30, 2003 includes approximately $400,000 of severance related expenses attributable to staff reductions as a result of a partial reorganization of the company.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


(5)      NOTES AND DEBENTURES PAYABLE

The table below summarizes notes and debentures payable activity for the six months ended June 30, 2003 (in thousands).



                                                                                                  DISCOUNT         NET
                                   BALANCE                                             BALANCE       AT        BALANCE AT
                                  12/31/02    ADDITIONS    PAYMENTS    CONVERSIONS     6/30/03     6/30/03      6/30/03
                                  --------    ---------   ---------    -----------    ----------  ---------    ---------
8% Convertible Notes              $  2,985     $    107   $       -    $      (159)   $    2,933  $  (1,355)   $   1,578
8.5% Note - LHC Corporation            393           42         (87)             -           348          -          348
10% Convertible Note - BNC Bach        126            -           -              -           126          -          126
10% Convertible Debentures -
   Mercator                              -        1,950           -              -         1,950       (636)       1,314
12% Convertible Debenture -
   Bristol Investment Fund,            465            -           -           (465)            -          -            -
   Ltd.
Mercator advance                         -          400           -              -           400          -          400
12% Convertible Debenture -
   Mercator                            850          300        (300)             -           850       (279)         571
                                  --------     --------   ---------    -----------    ----------  ---------    ---------
Total                             $  4,819     $  2,799   $    (387)   $      (624)   $    6,607  $  (2,270)   $   4,337
                                  ========     ========   =========    ===========    ==========  =========    =========


8% CONVERTIBLE NOTES - VARIOUS HOLDERS
During the second and third quarters of 2002, the Company issued a series of 8% convertible notes in the aggregate principal amount of $3.125 million. The notes each have a 24 month term and are convertible into shares of the Company's common stock at the lesser of $3.00 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity. During the first six months of 2003, various holders of the 8% convertible notes converted $159,000 face value plus accrued interest and $28,000 of liquidated damages into 441,813 shares of the Company's common stock at conversion prices ranging from $1.014 to $0.205 per share. During May 2003, one of the holders also converted $107,000 of liquidated damages into a new note with the same terms of the original 8% convertible notes.

At June 30, 2003, the Company has not yet filed a registration statement for the shares underlying the notes and, consequently, the holders of the notes have the right to demand immediate repayment of the notes. Although none of the holders has demanded repayment, these notes are classified as current liabilities as of June 30, 2003 and December 31, 2002. As a result of the non-registration, the Company is required to pay, in cash or stock, at the subscribers' option, liquidated damages in an amount equal to 2% of the note principal per month. As of June 30, 2003, the Company has accrued approximately $771,000 as liquidated damages attributable to these notes, of which approximately $398,000 was recorded as non-cash interest expense during the first half of 2003. The shares underlying this agreement were included in the Company's S-2 registration statement filed with the SEC on July 8, 2003. The registration statement became effective on July 18, 2003.

8.5% NOTE - LHC CORPORATION

On February 28, 2003, the Company and LHC Corporation executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on a December 2001 note between the parties. The terms of the February 2003 note require monthly principal payments of $17,500 plus interest from March 2003 through May 2003, increasing to $35,000 monthly, plus interest, thereafter, unless and until the Company secures at least $5,000,000 in additional financing, at which time the remaining outstanding balance is due and payable. The Company renegotiated the terms of the December 2001 note due to a lack of available funds and to avoid a default.

10% CONVERTIBLE NOTE - BNC BACH

On January 15, 2003, the Company and BNC Bach agreed to extend the maturity date of the 10% Convertible Note to March 17, 2003. On March 17, 2003, the Company and BNC Bach agreed to further extend the maturity date to April 4, 2003. No accounting adjustments were required as a result of the extension of the note's maturity. On April 2, 2003, the Company and BNC Bach agreed to extend the maturity date of the 10% Convertible Note to May 5,

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


2003. On April 30, 2003, the Company and BNC Bach amended the conversion price to eliminate a conversion price ceiling of $1.50 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004.

10% CONVERTIBLE DEBENTURES-MERCATOR FOCUS FUND, MERCATOR MOMENTUM FUND AND MERCATOR MOMENTUM FUND III

On January 13, 2003, when the market price of the Company's stock was $1.95, the Company issued a $1,000,000 10% convertible debenture to Mercator Focus Fund, L.P. ("Focus Fund") pursuant to Regulation S and received net proceeds of $818,000 net of fees and expenses. $308,000 of the proceeds was used to repay the $300,000 October 2002 12% convertible debenture and accrued interest issued to Mercator Momentum Fund L.P. ("Mercator"). The debenture is convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and Focus Fund agreed to extend the registration period until April 4, 2003. On March 31, 2003, when the market price of Calypte's common stock was $0.885, Focus Fund granted the Company an additional 30-day extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. In the event the Company does not complete the registration within the specified time period, Focus Fund may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of the Company's common stock. On April 11, 2003, when the market price of Calypte's common stock was $0.735, the Company received an extension until May 5, 2003 in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Mercator agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement filed with the SEC on July 8, 2003. The registration statement became effective on July 18, 2003.

On January 29, 2003, when the market price of the Company's stock was $1.68, the Company issued a $450,000 10% convertible debenture to Mercator pursuant to Regulation S and received net proceeds of $440,000, net of fees and expenses. The debenture is convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and Mercator agreed to extend the registration period of the underlying common stock as required in the Registration Rights Agreement until April 4, 2003. On March 31, 2003, when the market price of Calypte's common stock was $0.885, Mercator granted the Company an additional extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Mercator agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement filed with the SEC on July 8, 2003. The registration statement became effective on July 18, 2003.

On March 13, 2003, when the market price of the Company's stock was $01.50, the Company issued a $400,000 10% convertible debenture to Focus Fund and a $100,000 10% convertible debenture to Mercator Momentum Fund III, L.P. ("Momentum Fund III"), each pursuant to Regulation S, and received aggregate net proceeds of $400,000, net of fees and expenses. Each debenture is convertible into the Company's common stock at 65% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $2.10. Under the terms of the

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


debenture agreements, Calypte agreed to file a registration statement for the shares of common stock underlying the debentures within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. In the event the Company did not complete the registration within the specified time period, Focus Fund and Momentum Fund III could elect to accelerate the debentures, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock. On April 11, 2003, when the market price of Calypte's common stock was $0.735, the Company received an extension until May 5, 2003 in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received an extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Mercator agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement filed with the SEC on July 8, 2003. The registration statement became effective on July 18, 2003.

The Company determined that each of the above 10% convertible debentures was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion features as a discount to the face amount of the debentures and is amortizing them over the term of the respective debentures. In aggregate, the Company has recorded approximately $425,000 of such amortization as non-cash interest expense for the first six months of 2003. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount is charged to interest expense.

12% CONVERTIBLE DEBENTURES - BRISTOL INVESTMENT FUND LTD.

On February 18, 2003, and subsequent to the February 14, 2003 effective date of the registration statement on Form S-2/A (No. 6) which registered shares of common stock underlying the 12% Convertible Debentures in the amount of $525,000 that we issued to Bristol Investment Fund, Ltd. ("Bristol"), Bristol provided notice to the Company that Bristol intended to convert a portion of its debentures and that the number of shares underlying its debenture was subject to adjustment for anti-dilution pursuant to the terms of the Security Purchase Agreement with the Company. As a consequence of that notice, the Company and Bristol signed a letter agreement on February 28, 2003 (the "February 28, 2003 Letter Agreement") providing that the Company could be required to issue additional shares to Bristol based upon an adjusted conversion rate. On the basis of the February 28, 2003 Letter Agreement, Bristol converted its remaining balance due under the debentures, which is an aggregate of $465,000 face value, plus accrued interest and $122,000 of liquidated damages, into 870,695 shares of the Company's common stock during the first half of 2003.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock," and the terms of the Class A and Class B warrants issued to Bristol in conjunction with the 12% debentures in February 2002, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the first debenture, which was being amortized as interest expense over the 24 month term of the debenture. The warrant liability will be reclassified to equity at the time the Company has registered sufficient shares to allow for the exercise of the warrants. Until that time, it is marked to market through earnings. The Company recorded approximately $37,000 of non-cash interest expense attributable to the re-measurement of the warrant liability for the quarter ended March 31, 2003. The company recorded a $312,000 reduction of non-cash interest expense attributable to the re-measurement of the warrant liability for the quarter ended June 30, 2003. The Company also recognized approximately $35,000 in non-cash interest expense related to the amortization of the debenture discount for the quarter ended March 31, 2003. The Company recorded an additional $23,000 of non-cash interest expense during the quarter ended March 31, 2003 attributable to liquidated damages for the failure to timely register the shares underlying these debentures prior to the effective date of the registration statement. The debenture discounts were eliminated concurrent with the conversions.

The Company determined that the Bristol 12% convertible debenture was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion feature as a discount to the face amount of the debenture and amortized it over the respective term. The Company recorded approximately $48,000 and $56,000 of such amortization as non-cash interest expense for the quarters ended March 31, 2003 and June 30, 2003. The second quarter's amortization included a write off of the remaining debenture discount of $55,000 upon full conversion of remaining amounts outstanding. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount will be charged to interest expense.


MERCATOR ADVANCE

On June 6, 2003, Mercator Momentum Fund advanced the Company $400,000. The Company repaid the advance, plus a fee of $12,000, in July 2003 in conjunction with the issuance of a $750,000 12% Convertible Debenture to Mercator Momentum Fund. See Note 7, Subsequent Events for a description of this debenture.



12% CONVERTIBLE DEBENTURES - MERCATOR MOMENTUM FUND
On September 12, 2002, the Company issued a $550,000 12% convertible debenture to Mercator. The debenture is convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion, but not less than $1.50. This debenture is the first tranche of a $2.0 million commitment that will become available upon the filing and effectiveness of a registration statement. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 45 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 135 days of the closing date. At December 31, 2002, the Company had obtained an extension of the registration period through February 18, 2003. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and Mercator agreed to extend the registration period until April 4, 2003. On March 31, 2003, when the market price of Calypte common stock was $0.885, the Company amended the conversion price to eliminate a conversion price floor of $1.50 per share in return for an extension until May 5, 2003 in which to register the shares of common stock underlying this and certain other Mercator-group financings. In the event the Company does not complete the registration within the specified time period, Mercator may elect to accelerate the debenture, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of its common stock. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Mercator agreed to further extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement filed with the SEC on July 8, 2003. The registration statement became effective on July 18, 2003.

On October 22, 2002, the Company issued a $300,000 12% convertible debenture to Mercator. The debenture and related accrued interest was repaid on January 13, 2003 in conjunction with the issuance of a $1,000,000 10% convertible debenture to Focus Fund. Upon the repayment, the Company charged the remaining unamortized amount of the beneficial conversion feature of approximately $271,000 to non-cash interest expense. Additionally, the repayment of this note resulted in the Company effectively repurchasing a portion of the beneficial conversion feature. In situations in which a debt instrument containing an embedded beneficial conversion feature is extinguished prior to conversion, a portion of the debt payment is allocated to the beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date. Any residual amount is then allocated to the convertible security with the Company recognizing a gain or loss to remove the remaining liability. The repurchase of the beneficial conversion feature upon repayment of the debenture resulted in a non-cash gain of $128,000, recorded as other income, during the first quarter of 2003.


On April 29 2003, when the price of the Company's common stock was $0.82 , the Company issued a $300,000 12% convertible debenture to Mercator Momentum Fund and recorded net proceeds of $245,000. The debenture is convertible into the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $1.20. Under the terms of the debenture agreement, Calypte agreed to file a

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. In the event the Company did not complete the registration within the specified time period, Momentum Fund could elect to accelerate the debentures, together with accrued interest and any other amounts owing in respect thereof, and require immediate repayment in cash or shares of our common stock. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received an extension until July 1, 2003 in which to file a registration statement for the underlying shares. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Mercator agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement filed with the SEC on July 8, 2003. The registration statement became effective on July 18, 2003.

The Company determined that the Mercator 12% convertible debentures were each issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion feature as a discount to the face amount of the debenture and amortized it over the respective term. The Company recorded approximately $6,000 and $56,000 of such amortization as non-cash interest expense for the quarters ended March 31, 2003 and June 30, 2003. The second quarter's amortization included a write off of the remaining debenture discount of $55,000 upon full conversion of remaining amounts outstanding. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount will be charged to interest expense.

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

PRIVATE PLACEMENT

Under the terms of the August 2002 private placement agreement in which the Company issued 266,667 shares of its common stock and received proceeds of $400,000, it agreed to file a registration statement for the shares of common stock and use its reasonable best commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. Under the terms of the agreement, the Company is required to issue, as liquidated damages, 8,333 shares of its common stock for each ten days of delay past November 27, 2002. At June 30, 2003, the Company had not filed a registration statement for this private placement. Accordingly, at June 30, 2003, the Company has recorded an aggregate of $128,000 in non-cash interest expense representing the value of 175,000 shares issuable as liquidated damages through June 30, 2003. On April 1, 2003, when the price of the Company's common stock was $0.849, the Company issued 100,000 shares of its common stock in settlement of accumulated liquidated damages through March 27, 2003 pursuant to the terms of the August 2002 private placement agreement. The shares underlying this agreement were included in the Company's S-2 registration statement filed with the SEC on July 8, 2003. The registration statement became effective on July 18, 2003.

WARRANTS, OPTIONS AND STOCK GRANTS

During 2002, the Company issued warrants and options to purchase and stock grants for an aggregate of 1,653,000 shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations, including introductions and arrangements with respect to potential domestic and international product distribution agreements, assistance with international product trials and regulatory qualifications. At December 31, 2002, the consultants had exercised options and warrants to purchase all

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



but 33,333 of the warrants granted. In February 2003, the Company received $50,000 from the exercise of the remaining warrants and issued 33,333 shares of its common stock.

During the first half of 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various legal, business advisory, marketing and distribution functions similar to those entered into during 2002. The Company issued warrants to purchase an aggregate of 6,474,667 shares of its common stock as compensation for these services. During the first half of 2003, the consultants had exercised warrants to purchase 6,008,000 shares of the Company's common stock and the Company had received proceeds of $2,841,000. The warrants were non-forfeitable and fully-vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:



                                                                      LOW          HIGH
                                                                  ---------     ---------
Exercise price per share                                              $0.25         $1.50
Market price of Calypte's stock on date of issuance                   $0.36         $2.01
   Assumptions:
   Expected dividend yield                                             0.0%          0.0%
   Risk free rate of return                                           0.94%         1.30%
   Contractual life                                                3 months     12 months
   Volatility                                                       131.35%       411.50%
Fair Market Value                                                     $0.16         $1.49



Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized consulting expense attributable to these warrants at the date of grant and in the amounts indicated.

In addition to the warrants described above, during the first half of 2003, the Company also issued stock grants for approximately 3,549,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of $2,704,000 based on the market price of the stock on the date of grant.

(7)    SUBSEQUENT EVENTS

CONVERSION OF DEBT

During July 2003, holders of the 8% convertible debentures converted an aggregate of $246,000 and $136,000 in principal and accumulated liquidating damages, respectively, plus accrued interest. Additionally, approximately $17,000 and $28,000 of the 12% and 10% convertible notes with Mercator, respectively, were converted during July 2003.

ADDITIONAL FINANCING

Pursuant to the Registration Statement filed on July 8, 2003 and effective July 18, 2003, the Company registered shares underlying a 12% convertible debenture for $250,000 which was to be funded upon the filing of the Registration Statement and another for $500,000 to be funded by July 25, 2003. On July 24, 2003, when the market price for the Company's common stock was $0.115, the Company issued a 12% convertible debenture to Mercator Momentum Fund covering these two commitments. The Company had prepaid $75,000 in fees and received gross proceeds of $250,000 and $500,000, respectively. The debenture is convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion.


On July 31, 2003, when the market price of the Company's stock was $0.18 the Company announced that it had entered into a financing agreement with Marr Technologies Limited ("Marr") in which the Company would issue 8,333,333 shares of its common stock priced at $0.30 for an aggregate of $2.5 million. The Company's stock just prior to the announcement had been trading in a range between $0.11 and $0.12 per share. The agreement contains a 12 month lock-up (holding period) provision. In conjunction with the investment, Marr has the right to nominate two individuals for appointment to the Calypte Board of Directors. The two companies have also signed a

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


Memorandum of Understanding regarding the formation of a joint venture in China, with the intent of creating a platform for distribution and sale of Calypte's products in China. All of Calypte's existing distribution agreements will continue under the terms of this agreement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information we provide in this Form 10-QSB or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-QSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

     o our ability to obtain additional financing that will be necessary to fund our continuing operations;
     o    fluctuations in our operating results;
     o announcements of technological innovations or new products which we or our competitors make;
     o    FDA and international regulatory actions;
     o availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;
     o    developments with respect to patents or proprietary rights;
     o public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;\
     o    changes in health care policy in the United States or abroad;
     o changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally;
     o changes in domestic or international conditions beyond our control that may disrupt our or our customers' or distributors' ability to meet contractual obligations;
     o    fluctuations in market demand for and supply of our products; and
     o price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of August 1, 2003, and Calypte undertakes no duty to update this information. Should events occur subsequent to August 1, 2003 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at WWW.SEC.GOV or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 33 of this Form 10-QSB.

                                    OVERVIEW

Calypte is refocusing its efforts to expand the sales and marketing of its HIV-1 urine-based and serum-based diagnostic tests. Additionally, we continue to develop a urine-based HIV screening test in a rapid-test format and are investigating potential urine-based diagnostic tests for other diseases, as well as a serum-based HIV rapid screening test. Since 1998, following FDA approval for both the screening and supplemental tests, we have been marketing and selling in the U.S. the only available FDA-approved urine-based HIV test method. We have also received regulatory approval to sell our urine-based screening test in the Peoples' Republic of China, Malaysia, Indonesia and the Republic of South Africa. In conjunction with our distributors, we are actively working to obtain requisite regulatory approvals to expand the distribution of our products in selected additional international markets. There can be no assurance that we will achieve or sustain significant revenues from sales of the HIV-1 urine screening assay or the supplemental test, or from other new products we may develop or introduce.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

During the first quarter of 2002, our financial condition and cash availability deteriorated significantly, to the point that by early April 2002 we determined that we would need to curtail our operations and possibly consider filing for bankruptcy protection. We announced that the situation had reached a critical point in mid-April 2002, at which time management began the process of winding down our operations, with the likely expectation of a complete cessation of operations. In early May 2002, however, before the wind-down process was completed, we received commitments for what management deemed to be sufficient additional financing to resume our operations and we stopped the wind-down. In conjunction with the new financing commitment, our Board of Directors appointed a new chairman. Subsequently, we have resumed operations at both of our manufacturing facilities. During the last three quarters of 2002 and in the first half of 2003, we incurred certain costs and manufacturing inefficiencies resulting from both the restart of our operations and inadequate working capital.

We continue to evaluate the impact of the announcement and commencement of the wind-down of our business on our revenues and customer base. Our revenues for 2002 were approximately 46% below those of the previous year, and revenues for the first half of 2003 were 35% below those of the first half of 2002, primarily as a result of the wind-down and restart. We can provide no assurance that the wind-down and the subsequent restart of our operations have not negatively impacted our revenues from our existing customer base for the long term. However, we are attempting to rebuild and expand our revenue base following the 2002 decline. While domestic screening test sales are steady, our serum-based supplemental test business has declined 49% or $498,000 in the first half of the year, to $522,000 in the first half of 2003 from $1,020,000 for the same period in 2002.

 During the second quarter of 2003, we appointed a new President and Chief Operating Officer who is directing an initiative to critically reassess our business plan and capital requirements. While the re-evaluation of our business plan is on-going, we have already identified certain critical milestones that we will implement over the next few quarters:

o Consolidation of our manufacturing operations in a single facility at our Rockville, Maryland location. This FDA-approved facility has the capacity, with only minor modifications, to satisfy the manufacturing requirements for both our current urine-based screening EIA test and our supplemental urine and serum Western Blot tests, as well as the requirements for our anticipated rapid tests. We began this process subsequent to June 30, 2003. The consolidation of our manufacturing operations, when completed, will eliminate approximately $500,000 in annual occupancy costs while eliminating certain inefficiencies and redundancies within our manufacturing structure. We expect the Alameda facility winddown to be completed by the summer of 2004.

o Consolidation of our domestic sales and marketing efforts under a single distributor. We will no longer employ a diffused strategy of using direct selling to market our urine-based HIV-1 tests to reference laboratories serving the life insurance market, non-exclusive distributors to market our serum Western Blot test, and selected marketing partners to penetrate other targeted domestic markets. We are currently in negotiations with a distributor for exclusive distribution rights, subject to certain contractual minima and other requirements, to market all of our products domestically. Additionally, we are aggressively pursuing government and private-sector contracts for mass-testing applications in which our non-invasive EIA test format is particularly appropriate.

o We will continue to address international markets utilizing resident diagnostic product distributors and we will also seek new distribution platforms. We have recently added a second distributor in the Peoples' Republic of China and continue to see opportunities in that market. We have recently signed a Memorandum of Understanding with Marr Technologies Ltd. and plan to establish a joint venture in China that is intended to manage the increase in demand in that area. We are aggressively pursuing additional international distribution opportunities as funding from the federal government's $15 billion AIDS initiative and related humanitarian organization financing provides funds for testing in lesser-developed countries where the HIV infection is epidemic.

Critical to the success of our business plan and its related capital requirements is additional financing. We have recently announced a $2.5 million investment in the Company that provides the initial foundation for the execution of our revised plan, including the funds to begin our consolidation and to build inventory to meet the expected increase in demand from existing channels and new contracts. We do not, however, believe that this financing alone will be able to sustain

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


operations and permit the required capital investment to complete the execution of our revised plans. We believe that we will need to obtain up to $10 million in additional financing to sustain and expand our operations according to our business plan.

GUIDANCE. We projected second quarter 2003 revenues to be in the range of $700,000 to $800,000 and we achieved that target, posting revenues of $749,000. Although we are adding new customers and making in-roads on significant government contracts, our experience indicates that the selling and delivery cycle generally takes six months or more before we recognize incremental revenue from those additions. We are currently projecting third quarter 2003 revenues to be approximately 25% higher than those of the second quarter, or approximately $900,000 to $1,000,000. After delays primarily attributable to SARS, we have resumed shipments to our initial distributor in the Peoples' Republic of China in the third quarter. We must achieve profitability for our business model to succeed. We expect operating losses to continue during the remainder of 2003 and into 2004, until we can complete our facility consolidation, achieve expanded revenues from our domestic and international business development activities, finalize the development of and conduct clinical trials on our rapid tests, and conduct additional research and development for other potential new products. In the absence of the additional capital discussed above, we do not have sufficient capital to sustain our operations beyond year-end 2003 and our business will be placed in significant financial jeopardy. There can be no assurance that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues or that our business plan consolidation will be successful and completed on the outlined schedule. In addition, there can be no assurance that we will achieve or sustain profitability in the future.

To successfully implement our revised business plan, we must overcome certain impediments that have hampered our progress, and we must ultimately achieve profitability and self-sustaining cash flow. Between May 10, 2002 and June 30, 2003, we have completed new financings in which we have received an aggregate of approximately $9.0 million against an initial $5 million new funding commitment more fully discussed in Liquidity and Capital Resources later in this section. This infusion of financing has enabled us to continue our operations, but has not provided us with the liquidity to effectively expand our business to the level required to achieve profitability. Based upon our continued tenuous financial condition as demonstrated by our working capital deficit and recurring losses, our independent auditors have issued an opinion that cites substantial doubt about our ability to continue our business operations as a going concern. Although we have recently announced an investment of $2.5 million in the Company that provides the initial foundation for the execution of our revised business plan, we do not believe that this financing alone will be sufficient to sustain our current operations and permit the capital investment necessary for expansion beyond year-end 2003. We believe that, in addition to the financing that we have already received, we will need to arrange additional financing of up to $10 million in the next twelve months to sustain our operations. There can be no assurance that subsequent additional financings will be made available to us on a timely basis or that the additional capital that we require will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval, or require us to obtain waivers of certain covenants that are contained in existing agreements.

We are actively engaged in seeking additional financing in a variety of venues and formats and we implemented actions during the second quarter of 2003 designed to minimize our operating losses. We would consider strategic opportunities, including additional investment in the Company, joint ventures, a merger or other comparable transaction, to sustain our operations. While we have recently signed a Memorandum of Understanding for a joint venture in China along with the $2.5 million equity investment mentioned above, we do not currently have any other definitive agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.



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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following represents selected financial data (in thousands):



                                                         Three months Ended             Six months Ended
                                                              June 30,                      June 30,
                                                      ------------------------     -------------------------
                                                         2003           2002           2003          2002
                                                      ---------       --------     ----------     ----------
Total revenue                                         $     749       $  1,209     $    1,533     $    2,368
Product costs                                             1,550          1,397          2,965          3,027
                                                      ---------       --------     ----------     ----------
   Gross Margin                                            (801)          (188)        (1,432)          (659)
Operating expenses:
   Research and development                                 335            180            649            421
   Selling, general and administrative                    5,609          2,087          9,619          3,302
                                                      ---------       --------     ----------     ----------
     Total operating expenses                             5,944          2,267         10,268          3,723
                                                      ---------       --------     ----------     ----------
   Loss from operations                                  (6,745)        (2,455)       (11,700)        (4,382)

Interest expense, net (primarily non-cash for all
   periods)                                              (1,258)        (2,491)        (2,772)        (2,537)

Gain on settlement of debt                                    -              -              -          1,319

Other income                                                 79             14            207             22
                                                      ---------       --------     ----------     ----------

   Loss before income taxes                           $  (7,924)      $ (4,932)    $  (14,265)    $   (5,578)
                                                      =========       ========     ==========     ==========


2002 WIND-DOWN AND RESTART

In mid-April 2002, as a result of insufficient cash to continue our operations, we announced that we were winding down our operations and might have to cease our operations entirely and file for bankruptcy. We immediately furloughed all but a few manufacturing and administrative employees, making no separation payments or payments of accrued vacation to any employees. The manufacturing employees who were retained completed certain lots of in-process inventory and readied them for sale and were then also furloughed. By early May 2002, we had terminated all but 5 employees, retaining only the minimum necessary to ensure regulatory compliance for our facilities, when a financing commitment enabling a restart of operations became available. Upon receipt of that initial financing commitment, we recalled key management and manufacturing employees and began the process of resuming our manufacturing operations. Other employees, such as administrative and sales personnel, were recalled in stages as required and as funding permitted. Although we currently employ fewer employees than prior to the wind-down, we believe our current complement is generally sufficient to meet our operational needs.

The costs of the wind-down and restart are difficult to quantify precisely, but we believe that the lower margins experienced to date since those of the fourth quarter of 2001, when gross margin reached 25%, are primarily the result of the wind-down and restart. The margin reduction reflects (i) the inherent inefficiencies in the restart of our manufacturing processes, including the excess overhead and capacity costs incurred, (ii) lower sales demand resulting from abnormally-large purchases by certain customers prior to the wind-down, and
(iii) the time required to rebuild demand among customers concerned with our longer-term stability. Additionally, we have incurred significant incremental general and administrative costs (much of them non-cash) attributable to compensation paid to consultants engaged in the restart process and thereafter in investor relations and strategic positioning initiatives within the financial community, and in other areas of expertise, including development of our revised business plan.

CUSTOMER TRENDS

HIV-1 URINE TEST SALES Sales of our urine HIV-1 screening test accounted for 45% and 59% of our total sales for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively. Sales of our urine Western Blot

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

supplemental test accounted for approximately 4% of calendar year 2002 revenue and approximately 6% of the first half 2003 revenue. The impact of the announcement of our possible cessation of operations caused many customers to modify their traditional product purchase patterns during 2002. The increase in the sales of our urine screening and supplemental tests as a proportion of total sales is primarily the result of (1) these altered order patterns in 2002, and
(2) a decrease in sales of serum Western Blot sales primarily as a result of a change in distributors. We expect, however, that our urine screening and supplemental tests will comprise an increasing proportion of our sales in the future, both in current form and in a rapid format, as we expand our distribution of these products internationally.

     DOMESTIC SALES Sales of our HIV-1 screening test to domestic life insurance reference labs accounted for 85% of screening test revenue for calendar year 2002 and 96% of screening test revenue in the first half of 2003. These reference lab sales were distributed between four labs in both periods. Individual lab sales as a percentage of total reference lab sales ranged from 2% to 59% in calendar year 2002 and from 3% to 60% in the first half of 2003, with LabOne being the largest of the four in both periods. Although we sell our product to the reference labs, we market our HIV-1 urine screening test to both the reference labs and to over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one lab to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference labs must use our testing products to satisfy the demand of insurance companies desiring urine testing. Although we do not expect to lose LabOne or any other reference lab as a customer, should such a loss occur, the insurance companies using urine-based testing in their policy underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. We could, however, potentially lose a significant amount of business because insurance companies that rely on this large lab could switch to another form of testing, either blood or oral fluid, and remain with LabOne. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in either period. Subsequent to the end of the second quarter, we have eliminated our direct sales force in this area. We are evaluating the consolidation of our US sales under a single distributor. This would not change our commitments with the reference labs. Sales of our urine Western Blot test are generally made to the same customers who purchase the urine-based screening test.

     INTERNATIONAL SALES International sales of our urine-based screening test are not currently a material component of our revenue, but we see significant potential for international distribution of our urine-based testing algorithm. Our primary focus is currently on developing or expanding distribution relationships in Africa and China, including the establishment of a joint venture and qualifying our products through the World Health Organization ("WHO"). Our distribution agreements with our initial Chinese distributor requires the purchase of at least $3 million worth of tests during the two year term of the agreements. Our Chinese distributor requested that we delay our expected first quarter shipment as a result of the disruption in the Chinese infrastructure resulting from SARS. Shipments have resumed in the third quarter and we believe that the delay in distribution was only a temporary situation that will not impact longer-term expectations. We plan to qualify all of our urine-based testing products for WHO, which serves as both a quasi-regulatory body and a potential funding source for many countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of our products.

SERUM WESTERN BLOT SALES Sales of our serum based Cambridge Biotech HIV-1 serum Western Blot supplemental test kit accounted for 43% of our revenues for the year ended December 31, 2002 and 34% of our revenues for the first half of 2003. Sales of this test to bioMerieux Inc. accounted for approximately 18% of total revenue for the year ended December 31, 2002, but we have sold none of these tests to bioMerieux since the restart of our operations in May 2002. Although there is limited competition in the supplemental testing market, we have not yet been able to rebuild market share and revenues to previous levels. Although we signed a new distributor for this product whose sales during the second half of 2002 represented approximately 5% of our full year 2002 revenues and whose first half 2003 sales represented over 6% of our total first half revenues, and while certain customers who had previously purchased our serum Western Blot from bioMerieux now purchase directly from us, the loss of serum Western Blot sales to bioMerieux has had an impact on revenues.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues for the second quarter of 2003 decreased by 38% or $460,000, from $1,209,000 for the second quarter of 2002 to $749,000 for the second quarter of 2003. Certain of our customers were concerned about our continued viability during the first half of 2002 and significantly increased their orders as a contingency plan in case we were forced to discontinue our operations. The decrease in revenue for 2003 results primarily from the impact of stockpiling in early 2002 and from the discontinuation of sales to our former primary serum Western Blot distributor following our wind down and restart. Sales of Calypte's urine-based HIV screening test in the second quarter of 2003 decreased slightly compared with sales in the first quarter of 2002. Sales of Calypte's serum HIV supplemental tests decreased $219,000 or 48%, from $455,000 to $236,000, compared with second quarter of 2002, primarily due to the change in primary distributors during 2002 as a result of our wind down and restart. Additionally, second quarter 2002 included $220,000 of sales of antigen, a component of our manufacturing process. No such sales took place during the second quarter of 2003, nor since the restart in May 2002.

Gross margin on sales was -106.9% for the second quarter of 2003 versus -15.5% for the second quarter of 2002. The decline is attributable to the impact of reduced sales measured against a relatively fixed manufacturing overhead cost structure and a nominal increase in manufacturing and quality headcount-related expenses incurred in preparation for the production demand increase required to meet expanded sales expectations.

Research and development expense increased $155,000 or 86% from $180,000 in the second quarter of 2002 to $335,000 in the second quarter of 2003. The increase is primarily attributable to costs associated with the acquisition of specimens required for clinical trials for our proposed urine-based rapid test and an increase in R&D staffing by one position.

Selling, general and administrative expenses increased by $3,522,000, from $2,087,000 in the second quarter of 2002 to $5,609,000 in the second quarter of 2003. The increase is primarily attributable to approximately $2,900,000 expense in consulting expense, of which approximately $2,800,000 is non-cash, for consultants engaged by the Company to help with various investor relations, business development, marketing and operating initiatives. Additional contributors were compensation increases due to additional headcount as compared to the previous period and severance related to the reorganization within the company during the second quarter 2003. Selling, general and administrative expenses were significantly curtailed during the second quarter of 2002 to reduce the Company's cash burn rate.

The loss from operations increased by $4,290,000, from $2,455,000 in the second quarter of 2002 to $6,745,000 in the second quarter of 2003, primarily as a result of the decrease in sales and the increase in selling general and administrative expenses.

Interest expense decreased by $1,234,000 from $2,492,000 for the second quarter of 2002 to $1,258,000 for the second quarter of 2003. Non-cash interest expense of $1,115,000 for the second quarter of 2003 related to the amortization of deferred offering costs, note and debenture discounts and penalties for non-registration of the shares underlying the convertible debentures and other instruments used to finance our restart since mid-2002. Non-cash expense of $2,446,000 in the second quarter of 2002 related primarily to a write down in the value of the liability associated with warrants for 456,667 shares of the Company's common stock issued during the second quarter of 2002.

SIX MONTHS ENDED JUNE, 2003 AND 2002

Revenues for the first half of 2003 decreased by 35% or $835,000, from $2,368,000 for the first half of 2002 to $1,533,000 for the first half of 2003. Certain of our customers were concerned about our continued viability during the first quarter of 2002 and significantly increased their orders as a contingency plan in case we were forced to discontinue our operations. The decrease in revenue for 2003 compared to the previous period results primarily from the impact of stockpiling in early 2002 and from the discontinuation of sales to our former primary serum Western Blot distributor following our wind down and restart. Sales of Calypte's urine-based HIV screening test in the first half of 2003 decreased by $115,000 or 11%, from $1,011,000 to $896,000, compared with sales in the first half of 2002. Sales of Calypte's urine-based HIV screening test to domestic life insurance reference laboratories declined 4% compared with the comparable period in 2002, when sales to one reference laboratory were higher by $136,000 or 42% as a result of contingency stockpiling. This decrease is partially offset by increased sales of approximately 16% to another of the large reference labs. Sales of Calypte's urine supplemental test increased $7,000 or 9%, from $82,000 to $89,000, demonstrating increased product availability in 2003. Sales of serum HIV supplemental tests decreased $498,000 or 49%, from $1,020,000 to $522,000, compared with first half of 2002, primarily due to the change in primary distributors

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES



during 2002 as a result of our wind down and restart. Additionally, second quarter 2002 included $220,000 of sales of antigen, a component of our manufacturing process. No sales took place during 2003. International and direct sales were insignificant in both periods.

Gross margin on sales was -93.5% for the first half of 2003 versus -27.8% for the first half of 2002. The decline is attributable to the impact of reduced sales measured against a relatively fixed manufacturing overhead cost structure and a nominal increase in manufacturing and quality headcount-related expenses incurred in preparation for the production demand increase required to meet an expanded sales expectations.

Research and development expense increased $228,000 or 54% from $421,000 in the first half of 2002 to $649,000 in the first half of 2003. The increase is primarily attributable to costs associated with the acquisition of specimens required for clinical trials for our proposed urine-based rapid test and an increase in R&D staffing by one position.

Selling, general and administrative expenses increased by $6,317,000, from $3,302,000 in the first half of 2002 to $9,619,000 in the first half of 2003. The increase is primarily attributable to an approximately $5,600,000 increase, of which approximately $5,200,000 was non-cash, in expense for consultants engaged by the Company to help with various investor relations, business development, marketing and operating initiatives. Additional contributors were compensation increases due to additional headcount as compared to the previous period and severance related to the reorganization within the company during the second quarter 2003. Selling, general and administrative expenses were significantly curtailed during the first half of 2002 to reduce the Company's cash burn rate.

The loss from operations increased by $7,318,000, from $4,382,000 in the first half of 2002 to $11,700,000 in the first half of 2003, primarily as a result of the decrease in sales and the increase in selling general and administrative expenses.

Interest expense increased by $233,000, from $2,539,000 for the first half of 2002 to $2,772,000 for the first half of 2003. Non-cash interest expense of $2,487,000 for the first half of 2003 related to the amortization of deferred offering costs, note and debenture discounts and penalties for non-registration of the shares underlying the convertible debentures and other instruments used to finance our restart since mid-2002. Non-cash expense of $2,472,000 in the first half of 2002 related primarily to amortization of equity line offering costs, deferred offering costs and debenture discounts.

In the first quarter of 2002, Calypte recognized a gain of $1,319,000 as a result of restructuring certain of its trade indebtedness. In accordance with the provisions of Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", Calypte is reporting this gain as other income, rather than as an extraordinary item as it was reported in 2002. Other income for the first half 2003 includes primarily the non-cash gain on the repurchase of the beneficial conversion feature recorded in connection with the repayment of the $300,000 12% Mercator debenture.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

We have financed our operations from our inception primarily through the private placement of preferred stock and common stock, our Initial Public Offering (IPO) of common stock, two equity line facilities and the issuance of convertible notes and debentures. On May 20, 2003, our stockholders approved a 1:30 reverse split of common stock, which became effective on May 28, 2003. All references to the number of shares issued or the issue, exercise or conversion price of any transaction described in this section reflect the $0.03 par value post-split basis of our common stock. Our financing activities for the most recent three years include the following.

In April 2000, the Company completed a private placement of 136,533 shares of its common stock at $61.50 per share under Regulation D. The Company received proceeds of approximately $8.3 million, after deducting expenses associated with the transaction. In connection with a bridge loan commitment of $1 million from one of the investors, Calypte also issued warrants for 3,333 shares of common stock with an exercise price of $108.60 per share. The actual bridge loan of $500,000 was converted to equity upon closing of the private placement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debenture holder in the principal amount of $550,000 each, pursuant to Regulation S. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debenture holder increased to 15% of the average low bid price for the Company's common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 6,667 shares of common stock at an exercise price of $45. The shares underlying the debentures and warrant were registered using a form S-3 Registration Statement. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock. The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debenture holder converted the remaining $168,000 balance on the second debenture plus accrued interest into 33,617 shares of the Company's common stock, in accordance with the conversion provisions of the debenture. On August 17, 2001, the Company modified the warrant that it had issued to the debenture holder pursuant to the terms of the warrant, reducing its exercise price to $4.50 per share, and the debenture holder exercised it for the entire 6,667 shares. The Company received $28,500 in net proceeds from the exercise of the warrants.

On January 24, 2001 the Company amended a common stock purchase agreement with a private investment fund for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated with the investor committed to purchase up to $25 million or up to 20% of the Company's outstanding shares of common stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw, subject to a formula based on the Company's average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22-day period and the Company received the settled amount of the draw down. By June 30, 2001, the Company had issued 169,501 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $12.60 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions. There are no further funds available to the Company under this equity line. The terms of the 6% convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest. Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, the Company issued a 3-year warrant to the investor to purchase up to 33,333 shares of its stock at an exercise price of $46.50 per share. On August 2 and August 8, 2001, the Company modified the exercise price for 10,000 shares each of the warrants pursuant to the terms of the warrant, to $6.00 per share, and the investor exercised it for an aggregate of 20,000 shares. The Company received $114,000 in net proceeds from the exercise of these warrants. On August 21, 2001, the Company modified the exercise price for the remaining 13,333 shares of the warrant to $4.50 per share. The investor exercised the remaining balance of the warrant and the Company received net proceeds of $57,000 after deducting expenses of the transaction.
 `
In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, the Company executed a promissory note in the amount of $400,000 to LHC Corporation, the parent company of its then-largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The note was subsequently extended after September 14, 2001 and in December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. This note required interest payable at 8.5% and was due

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


in installments of $200,000 on February 28, 2002 and $35,000 per month thereafter until paid in full, plus accrued interest. The repayment terms of the note were renegotiated in February 2002. The amended note required payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raised at least $2 million in external financing, not including the Bristol 12% convertible debentures and warrants discussed below. If there was a remaining balance under the note upon the Company's obtaining proceeds of at least $2 million of external financing, the Company was obligated to repay $200,000 on the note and should any balance on the note remain thereafter, the Company was obligated to continue monthly payments of $35,000 until the note was repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until 30 days after the effective date of the Company's registration statement for the 12% convertible debentures, at which time the Company was required to make a $200,000 payment and to resume making monthly payments of $35,000. The registration statement became effective on February 14, 2003. No payments were made on this note from February 2002 through February 2003. On February 28, 2003, the Company and LHC Corporation executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the Decdember 2001 note. The payment terms require monthly principal payments of $17,500 plus interest from March through May 2003, increasing to $35,000 monthly, plus interest, thereafter, unless and until the Company secures at least $5,000,000 in additional financing, at which time the remaining outstanding balance is due and payable. The Company has made all required payments under the terms of the February 2003 renegotiated note. The Company renegotiated the terms of the December 2001 note due to a lack of available funds and to avoid a default.

On August 23, 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company's common stock over a twenty-four month period. The initial closing of the transaction occurred on October 19, 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company's common stock. This facility operates similarly to the previous equity line facility employed earlier in the year. The purchase price of the common stock purchased pursuant to any draw down under this facility is equal to 88% of the daily volume weighted average price of the Company's common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant pursuant to Regulation S to the investment fund to purchase up to 139,743 shares of common stock at an exercise price of $8.229 per share. On October 26, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 1,000,000 shares of common stock that it may issue in conjunction with the equity line facility and the warrant. From the time the Registration Statement became effective in November 2001 through the present, the Company has issued a total of 855,776 shares of its common stock at an average price of $3.93 per share and received net proceeds of approximately $3.2 million after deducting expenses of the transactions. There are currently approximately 633 registered shares available for sale under this facility, which expires in October 2003.

In November 2001, the Company sold 52,529 shares of common stock under Regulation D of the Securities Act to various investors in a private placement at $5.70 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors was restricted for twelve months from the date of purchase. Three former member of the Company's Board of Directors, Nancy Katz, Mark Novitch, and David Collins, purchased an aggregate of 24,038 shares of this offering. The proceeds of this offering were used to fund the Company's current operations. The purchase transactions by the Company's Board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition of the Company at that time.

On November 28, 2001, Calypte announced that it intended to offer up to $10 million of shares of its common stock to international investors pursuant to Regulation S of the Securities Act. There was no investor interest in the proposed offering, and consequently, the Company elected not to proceed with it.

On February 11, 2002, the Company signed a securities purchase agreement with Bristol Investment Fund, Ltd. ("Bristol") pursuant to which Bristol committed to purchase an aggregate of $850,000 of 12% secured convertible debentures maturing two years after issuance. As of July 31, 2003, the Company has issued $525,000 of debentures and has received net proceeds of $470,000. On May 31, 2002, Bristol converted approximately $60,000 of principal plus

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

accrued interest and the Company issued 148,747 unregistered shares of its common stock at $0.42 per share. The conversion price for the debentures was equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the conversion date discounted by 30%, subject to anti-dilution adjustment, and (ii) $3.45.

On February 18, 2003, subsequent to the February 14, 2003 effective date of the registration statement on Form S-2/A (No. 6) which registered shares of common stock underlying the 12% Convertible Debentures in the amount of $525,000, Bristol provided notice to the Company that it intended to convert a portion of its debentures and that the number of shares underlying its debenture was subject to adjustment for anti-dilution pursuant to the terms of the Security Purchase Agreement with the Company. As a consequence of that notice, the Company and Bristol signed a letter agreement on February 28, 2003 (the February 28, 2003 Letter Agreement") providing that the Company could be required to issue additional shares to Bristol based upon an adjusted conversion rate. On the basis of the February 28, 2003 Letter Agreement, Bristol converted the remainder of the outstanding debentures, an aggregate of $465,000 face value, plus accrued interest and $122,000 of liquidated damages, into 870,695 shares of the Company's common stock between February 18 and April 2, 2003.

In conjunction with the initial transaction, the Company issued Bristol a Class A warrant to purchase up to 56,667 shares of its common stock. The Class A warrant is exercisable for a period of seven years after issuance at a price per share equal to the conversion price, subject to certain anti-dilution adjustments. Bristol has sole discretion with respect to when and if it chooses to exercise any or all of the Class A warrant prior to its expiration. It has exercised none as of July 31, 2003.

The Company also issued Bristol a Class B warrant to purchase an additional 400,000 shares of its common stock. Upon the effectiveness of a registration statement for all of the shares underlying the debentures and warrants, Bristol is required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company will issue to the investment fund, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. Because the fund is required to convert the debentures for a minimum number of shares equal to 5% of the Company's aggregate trading volume for the preceding 60 trading days, this means that the fund must exercise the Class B warrant during each monthly conversion period for a number of shares equal to 7.5% of such trading volume, provided that more than 66,667 shares will not be issued per month pursuant to such conversion and exercise without the Company's consent. The term of the Class B warrant is 12 months from the effective date of the registration statement for the shares underlying the warrant. The exercise price for the Class B warrant is the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to exercise discounted by 25%; and (ii) $6.45 per share, subject to certain anti-dilution adjustments.

The SEC has advised the Company that it may not file a registration statement for the remaining $325,000 debenture commitment or for the Class A or Class B warrants until the debenture has been funded and the warrants exercised so that they are subject to market risk.

2002 WIND-DOWN AND RESTART AND OUR OTHER RECENT FINANCINGS

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

The Company has aggregated all investments received from parties with whom it did not have financing agreements prior to its restart (e.g., other than Bristol Investment Fund and Townsbury Investments Limited) through May 10, 2003 under the heading "Other Recent Financings", formerly referred to as "CIG financing", to attribute them to the $5 million that was to be invested in the Company as set forth in the investment commitment letter by CIG. The Equity Line of Credit with Townsbury and the convertible debentures and warrants agreement with Bristol, together with Other Recent Financings post-restart are our "Recent Financings". Approximately $9 million in investments and an additional

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

$1.45 million in commitments (of which $750,000 was funded during July 2003) were attributed to our Other Recent Financings.

On July 18, 2003 the Company's registration statement for its Other Recent Financings was declared effective by the SEC. The Company registered 52,500,000 shares of its common stock underlying the Other Recent Financings, based on market prices that were current at the time of filing. The following table summarizes Calypte's Other Recent Financings through July 31, 2003 and the number of shares registered for each component: (Table in thousands, except share price and per share data.)


                                                                                                       SHARES
                                                    GROSS        NET                    CALYPTE      ISSUED (000)/    SHARES
                                    CONVERSION      AMOUNT      AMOUNT    TRANSACTION   CLOSING         $000        REGISTERED
INVESTOR (1)                         FEATURE         $000        $000        DATE        PRICE       REDEEMED (2)     (000) (9)
------------                         -------        ------    --------    -----------   -------    --------------- -----------
8% CONVERTIBLE NOTES              Lesser of

Alpha Capital Aktiengesellshaft     (i) $3.00 or      $500                  5/24/02      $ 3.60                         29,410.0
Stonestreet Limited Partnership      (ii) 70% of      $500                  5/24/02      $ 3.60          312/ $26
Filter International Ltd.            the average      $150                  5/24/02      $ 3.60          866/ $29
Camden International Ltd.               of the 3      $250                  5/24/02      $ 3.60       1,383/ $100
Camden International Ltd.                 Lowest      $100                  5/24/02      $ 3.60
Domino International Ltd.          trades for 30      $150                  5/24/02      $ 3.60          144/ $70
Thunderbird Global Corporation              Days      $ 75                  5/24/02      $ 3.60          102/ $15
BNC Bach International Ltd.            Preceding      $200                  5/24/02      $ 3.60          101/ $24
Excalibur Limited Partnership         Conversion      $200                  5/24/02      $ 3.60       1,679/ $200
Standard Resources Ltd.                               $100                  5/24/02      $ 3.60          102/ $13
SDS Capital International Ltd.                        $300                  7/10/02      $10.20
Camden International Ltd.                             $100                  7/10/02      $10.20
Excalibur Limited Partnership                         $250                  7/24/02      $ 6.60
Stonestreet Limited Partnership                       $250                  8/21/02      $ 3.90
Alpha Capital Aktiengesellshaft                       $107                   5/9/03      $ 0.63          826/ $70
                                                      ----
                                                                                                     5,515/ $547
                                                    $3,232      $2,594

8% CONVERTIBLE DEBENTURES                                                                                                   52.5
--------------------------
Su So                                 80% of the      $100         $85      6/17/02       $4.20          37 (3)/
                                    lower of the                                                            $100
                                         average
                                     closing bid
                                        or trade
                                   price for the
                                          5 days
                                       preceding
                                     conversion,
                                    but not less
                                      than $3.00

Jason Arasheben                        70% of the     $100         $85      7/03/02       $8.10          16 (3)/
                                     lower of the                                                         $100
                                         average
                                     closing bid
                                        or trade
                                   price for the
                                          5 days
                                       preceding
                                     conversion,
                                    but not less
                                      than $3.00

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                       SHARES
                                                    GROSS        NET                    CALYPTE      ISSUED (000)/    SHARES
                                    CONVERSION      AMOUNT      AMOUNT    TRANSACTION   CLOSING         $000        REGISTERED
INVESTOR (1)                         FEATURE         $000        $000        DATE        PRICE       REDEEMED (2)     (000) (9)
------------                         -------        ------    --------    -----------   -------    --------------- -----------
10% CONVERTIBLE NOTE                                                                                                       905.0
--------------------
BNC Bach International Ltd.           50% of the      $150      $150      5/14/02            $4.20          0/$24
(Note: on 7/14/02 the maturity        average of                                        $10.80 on
date was extended until             the 3 lowest                                         7/14/02;
12/31/02; on December 27,            closing bid                                         $1.92 on
2002, the maturity date was        prices for 22                                        12/27/02;
extended until January 15,                  days                                         $1.80 on
2003; on January 15, 2003 the          preceding                                         1/15/03;
maturity date was subsequently        conversion                                         $1.50 on
extended until March 17, 2003,               (8)                                         3/17/03;
on March 17, 2003 the maturity                                                           $0.99 on
date was extended until April                                                             4/2/03;
4, 2003; on April 2, 2003, the                                                           $0.75 on
maturity date was subsequently                                                            4/30/03
extended until May 5, 2003; on
April 30, 2003, the maturity
date was subsequently extended
to May 10, 2004 (7)






12% CONVERTIBLE DEBENTURES                                                                                               8,778.3
--------------------------
Mercator Momentum Fund, L.P. ($1.3    85% of the     $ 550      $345 (5)  9/12/02         $3.00      836 (4)/$17
million of $2.0 million total         average of       750       750      7/24/03        $0.115
                                                  ---- ---      -------
commitment registered)              the 3 lowest    $1,300      $1,095
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                  conversion (8)


Mercator Momentum Fund, L.P.          80% of the      $300        $260     10/22/02       $3.90      0/ $300 (6)               0
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not less
                                      than $1.50

Mercator Momentum Fund L.P.           70% of the      $300        $245      4/29/03      $0.825                0
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $1.20

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                       SHARES
                                                    GROSS        NET                    CALYPTE      ISSUED (000)/    SHARES
                                    CONVERSION      AMOUNT      AMOUNT    TRANSACTION   CLOSING         $000        REGISTERED
INVESTOR (1)                         FEATURE         $000        $000        DATE        PRICE       REDEEMED (2)     (000) (9)
------------                         -------        ------    --------    -----------   -------    --------------- -----------
Mercator warrant                       $3.00 per        $0          $0     10/22/02       $3.90                  0         100.0
                                           share
10% CONVERTIBLE DEBENTURES                                                                                              12,804.2
--------------------------
Mercator Focus Fund, L.P.             80% of the    $1,000        $510       1/13/03       $1.95          1,391/
                                      average of                   (6)                                      $ 28
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $3.00

Mercator Momentum Fund, L.P.          80% of the      $450        $440       1/29/03       $1.68                 0        35.2
                                      average of                                                                        million
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $3.00
Mercator Focus Fund, L.P.                             $400                   3/13/03       $1.47                 0
Mercator Momentum Fund III, L.P.      65% of the       100
                                                      ----
                                      average of      $500        $400
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $2.10

PIPE AT $1.50 PER SHARE                                                                                                    450.0
-----------------------                                                                                            ------------
Careen Ltd.                            $1.50 per      $200        $200    8/28/02         $4.80              133
Caledonia Corporate Group                  Share
Limited                                               $200        $200    8/28/02         $4.80              133               0

                                                                                      Total Shares Registered           52,500.0
                                                                                                                   =============



         (1) All of the Other Recent Financings were issued under exemptions provided by Regulation S.

        (2) On July 8, 2003 the Company filed and on July 18, 2003 the registration statement for the shares underlying the Other Recent Financings became effective. Many of these financings had requirements for registration and imposed liquidated damages for delays beyond 30 days from the transaction date allowed for registration. The convertible note transactions generally required liquidated damages at the rate of 2% of the original principal balance for each month's delay. The PIPE financing at $1.50 per share required liquidated damages at the rate of 8,333 shares of Calypte common stock for each 10 days of delay beginning November 27, 2002. The Mercator financings generally required liquidated damages at the greater of $300 or 333 shares of our common stock per day. As of July 8, 2003, the Company had incurred approximately $1,145,000 in liquidated damages attributable to the delay in the registration of these financings. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company's common stock, although the PIPE financing agreement specifies damages to be paid in stock. Through August 1, 2003, the Company has issued approximately 3.6 million shares of its common stock in payment of liquidated damages.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

       (3) Includes 10% fee shares.

       (4) Includes 16,667 fee shares.

       (5) Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. The remaining $0.7 million available under the commitment will be available upon the filing of a registration statement for the associated underlying shares, which is required to be filed between 30 and 75 days following the July 18, 2003 effective date of the registration statement for the initial $1.3 million of debentures.

       (6) In conjunction with the issuance of the $1 million 10% convertible debenture to Mercator Focus Fund, L.P., the Company used the proceeds to repay the $0.3 million outstanding principal balance of the 12% convertible debenture previously issued to Mercator Momentum Fund, L.P. plus accrued interest. The balance of costs incurred represents transactional and legal fees.

       (7) On April 30, 2003, when the market price of Calypte common stock was $0.747, the Company and BNC Bach amended the conversion price to eliminate a conversion price ceiling of $1.50 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004.

       (8) On March 31, 2003, when the market price of Calypte common stock was $0.885, the Company amended the conversion price to eliminate a conversion price floor of $1.50 per share in return for a 30-day extension, until May 5, 2003, in which to register the shares of common stock underlying the various Mercator financings. The Company subsequently obtained a waiver through July 15, 2003 in which to file, and through September 15, 2003 in which to have effective, a registration statement including the shares underlying this debenture. The registration statement was filed and became effective prior to both dates.

(9) Depending on the market price of Calypte common stock at the time of conversion, Calypte may be required to register additional shares. The market price of our stock has declined since the July 8, 2003 filing and July 18, 2003 effectiveness of our registration statement, when the market price was approximately $0.29 per share. Although there are ownership limitation provisions that prohibit certain investors from converting their entire investment at one time, should all of the investors in our Other Recent Financings convert their holdings based on market prices at July 31, 2003, when the market price of our stock as defined in the various agreements was as low as $0.11 per share, Calypte would be required to register and issue approximately 45 million additional shares. Between August 1, 2003 and August 11, 2003, when the market price was essentially unchanged from that of July 31, 2003, investors in our Other Recent Financings converted approximately $1,534,000 of notes and debentures plus accrued interest and liquidated damages into approximately 20.5 million shares of the 52.5 million shares of Calypte common stock that were registered. A total of 28.2 million shares have been issued pursuant to conversions and are included in the 58.1 million shares outstanding at August 11, 2003. The precise number of additional shares that Calypte may be required to register and issue cannot be determined at this time. The number may be substantially less than 45 million shares should the market price of our common stock increase. However, due to the conversion price structure of most of the Other Recent Financings, should the market price continue to decline and the investors in the Other Recent Financings convert during that period, we could be required to register and issue additional shares. If the notes and debentures are not converted, we would redeem those securities for cash at their maturity, which is generally 2 years after their issuance.

CYPT FINANCINGS

On May 20, 2003 our stockholders approved a 1:30 reverse split of our common stock, which became effective on May 28, 2003. In conjunction with that split, our ticker symbol on the OTC Bulletin Board was changed from CALY to CYPT. We believe that we will require at least $10 million in additional financing over the next 12 months to implement our restructuring and revised business plan. We view the approval of the reverse split as a key component in our ability to implement our plan. Consequently, we will aggregate the post-split financings, for measurement purposes against the $10 million amount, under the heading CYPT Financings.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


On July 31, 2003, when the market price of the Company's stock was $0.18 the Company announced that it had entered into a financing agreement with Marr Technologies Limited ("Marr") in which the Company would issue 8,333,333 shares of its common stock priced at $0.30 for an aggregate of $2.5 million. The Company's stock just prior to the announcement had been trading in a range between $0.11 and $0.12 per share. The agreement contains a 12 month lock-up (holding period) provision. In conjunction with the investment, Marr has the right to nominate two individuals for appointment to the Calypte Board of Directors. The two companies have also signed a Memorandum of Understanding regarding the formation of a joint venture in China, with the intent of creating a platform for distribution and sale of Calypte's products in China. All of Calypte's existing distribution agreements will continue under the terms of this agreement.

WARRANTS, OPTIONS AND STOCK GRANTS

Since its restart, the Company has entered into various contracts and agreements with consultants who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. The Company has obtained various services under these arrangements, including legal, financial, business advisory, and other services including business introductions and arrangements with respect to potential domestic and international product placement and the development of potentially synergistic relationships with appropriate public service or other governmental and non-governmental organizations. The Company has generally issued the warrants at a discount to the then-current market price and has registered the shares underlying the warrants, options and stock grants on Form S-8 Registration Statements for resale by the consultants. The Company has, since its restart, issued approximately 7.6 million shares of its common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 6.0 million shares have been issued during 2003.

In May 2002, Calypte issued warrants and options to purchase 633,333 shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.45 per share on May 9, 2002 when the market price of our common stock was $0.90 per share. The option was granted at $0.90 per share on May 10, 2002, when the market price of our common stock was $0.90 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants exercised all the warrants and options and Calypte issued 633,333 shares and received proceeds of $292,500. All but one of the consulting agreements discussed above expired in August and we have entered into new agreements for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product development of synergistic relationships with appropriate public service organizations. In November 2002, Calypte issued warrants to purchase 950,000 shares of our common stock and stock grants for 70,000 shares of our stock to consultants under the terms of these new agreements. The Company issued 350,000 warrants at an exercise price of $1.50 per share on November 1, 2002, when the market price of our stock was $4.20 per share. The Company issued an additional 600,000 warrants at an exercise price of $1.50 on November 20, 2002, when the market price of our common stock was $2.70. All of the warrant grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. By February 2003, the consultants had exercised all the warrants and the Company had received aggregate proceeds of $1.425 million. The Company issued 986,667 shares of its common stock pursuant to the exercises of the November 2002 warrant and stock grants. In January and February 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform services as described above. On February 14, 2003, when the market price of the Company's stock was $2.01, the Company issued warrants exercisable at $1.50 per share and stock grants for an aggregate of 921,667 shares of its common stock as compensation for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of $1.1 million.

During March 2003, when the market price of the Company's stock ranged from $1.32 to $1.50 per share, the Company issued warrants exercisable at $0.75 per share and stock grants for an aggregate of 1,493,733 as compensation for services under new or extended contracts. The warrants were non-forfeitable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.9 million.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In April 2003, when the price of the Company's stock ranged from $0.81 to $0.885 per share, the Company entered into additional contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in stock. The Company issued warrants at $0.75 per share and stock grants for an aggregate of 1,590,600 shares of its common stock as compensation or settlement for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.3 million.

In May 2003, when the price of the Company's stock ranged from $0.552 to $0.576 per share, the Company again entered into new contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in stock. The Company issued warrants at $0.30 per share and stock grants for an aggregate of 2,100,000 shares of its common stock as compensation or settlement for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. At June 30, 2003, the consultants had exercised warrants to purchase all but approximately 23,000 of the shares granted to them and the Company had received proceeds of approximately $0.4 million.

To conserve cash and to obtain services, the Company may continue to issue options and warrants at significant discounts to market or issue direct stock grants in return for necessary consulting services. The Company would subsequently register the underlying shares on a Form S-8 for resale by the consultants.

RESTRUCTURE OF TRADE DEBT

On February 12, 2002, the Company completed a restructuring of approximately $1.7 million of its past due accounts payable and certain 2002 obligations with 27 of its trade creditors. Under the restructuring, the Company issued approximately 47,000 shares of its common stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The shares issued are now eligible for resale under the provisions of Rule 144.


The Company does not believe that its currently available financing will be adequate to sustain operations at current levels through year end 2003, or to permit it to achieve the revenue and profitability guidance provided previously. The Company must achieve profitability for its business model to succeed. Prior to accomplishing this goal, it will need to raise additional funds, from equity or debt sources. The Company believes that it will need to arrange additional financing of at least $10 million in the next twelve months. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to continue its operations at current levels, or at all. As of June 30, 2003, the Company reported cash on-hand of $15,000. During the first half of 2003, cash receipts exceeded cash expenditures exceeded cash receipts by $132,000, and trade payables and accrued expenses increased by $2,264,000. The Company is actively engaged in seeking additional financing in a variety of venues and formats and continues to impose actions designed to minimize its operating losses. The Company would consider strategic opportunities, including investment in the Company, a merger or other comparable transaction, to sustain its operations. While we have recently signed a Memorandum of Understanding for a joint venture in China along with the $2.5 million equity investment mentioned above, we do not currently have any other definitive agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. The Company's inability to obtain additional financing or to arrange a suitable strategic opportunity will place it in significant financial jeopardy.

The Company's future liquidity and capital requirements will depend on numerous factors, including the ability to raise additional capital in a timely manner through additional investment, a potential merger, joint venture similar to that described above or similar transaction, as well as expanded market acceptance of its current products, improvements in the costs and efficiency of its manufacturing processes, its ability to develop and commercialize new products, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


achieve significant product revenues from its current or potential new products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

OPERATING ACTIVITIES

During the quarters ended June 30, 2003 and 2002, the Company used cash of $5.0 million and $3.6 million, respectively, in its operations. In both periods, the cash used in operations was primarily for manufacturing, promoting and marketing the Company's complete urine-based HIV-1 testing method, and for research, selling, and general and administrative expenses of the Company.


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

In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial position.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES



FACTORS THAT MAY AFFECT FUTURE RESULTS, EVENTS OR PERFORMANCE
RISK FACTORS

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

                    RISKS RELATED TO OUR FINANCIAL CONDITION

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS WE MAY HAVE TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS MODEL.

We do not believe that our currently available financing will be adequate to sustain operations at current levels through year-end 2003 unless new financing is arranged. Although, between the restart in May 2002 and June 30, 2003, we have completed new financings in which we have received an aggregate of approximately $9.0 million, exceeding the initial $5 million letter agreement commitment, we do not know if we will succeed in raising additional funds through further offerings of debt or equity. We must ultimately achieve profitability for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange additional financing of at least $10 million to sustain our operations until we complete our consolidation next summer and can expand our sales base to generate a positive cash flow. There can be no assurance that subsequent additional financings will be made available to the Company on a timely basis or that the additional capital that the Company requires will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

As of June 30, 2003 our cash on hand was $15,000. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including investment in the Company, a merger, joint venture or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

OUR PRIOR ANNOUNCEMENT THAT WE WOULD BE WINDING DOWN OUR BUSINESS OPERATIONS MAY HAVE A DETRIMENTAL EFFECT ON OUR BUSINESS.

During the first quarter of fiscal year 2002, our financial condition and availability of operating funds deteriorated significantly, to the point that in early April 2002, it was determined that we would need to curtail our business operations and possibly consider filing for bankruptcy protection. We announced that our financial condition had reached a critical point in mid April 2002 at which time we publicly announced and began the process of furloughing employees as a part of the winding down of our business operations. We had announced that the complete cessation of our business operations was a likely possibility at that time. Subsequently, in May of 2002, before we finalized the winding down process, we received a commitment for sufficient additional financing to allow us to resume our

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

operations. We do not believe that the winding down of operations and the subsequent recommencement of our business had a materially adverse effect on the majority of our relationships with suppliers. We have experienced a decrease in the sales of our serum western blot product since the winddown and restart. Additionally, we incurred certain incremental costs associated with the restart of our operations and we experienced certain instances of delay in obtaining manufacturing materials required as a result of the need to develop payment arrangements with vendors concerned about our financial stability. Most of our supply arrangements with our materials vendors are currently on a cash-only basis, and some require the repayment of past due amounts in addition to payment for current orders. Although to date we have not seen a significant adverse effect from our prior announcement of winding down and our subsequent recommencement of our business, there can be no assurance that it will not have an adverse effect on our future revenues and customer base. If we are unable to re-establish our manufacturing efficiency, including the ability to procure an orderly flow of manufacturing materials and supplies, we may subsequently have difficulty fulfilling orders and maintaining customers.

OUR FINANCIAL CONDITION HAS ADVERSELY AFFECTED OUR ABILITY TO PAY SUPPLIERS, SERVICE PROVIDERS AND LICENSORS ON A TIMELY BASIS WHICH MAY JEOPARDIZE OUR ABILITY TO CONTINUE OUR OPERATIONS AND TO MAINTAIN LICENSE RIGHTS NECESSARY TO CONTINUE SHIPMENTS AND SALES OF OUR PRODUCTS.

As of June 30, 2003 our accounts payable totaled $3.6 million, of which $2.7 million was over sixty days old. We currently have primarily cash-only arrangements with suppliers and certain arrangements require that we pay down certain outstanding amounts due when we make a current payment. These past due payments vary monthly depending on the items purchased and range from approximately $50,000 to $200,000 per month. As of June 30, 2003 we have accrued an aggregate of approximately $692,000 in royalty obligations to our key patent licensors, of which approximately $270,000 were past due. Although we anticipated that past due royalties could be brought current by the end of 2002 under agreed payment plans, we have been unable to remain current on our royalty payment obligations through June 30, 2003. The licenses attributable to past due royalty payments relate to technology utilized in both our urine EIA screening test and our supplemental urine and serum tests. Because of the interdependence of the screening and supplemental tests in our testing algorithm, the inability to use any one of the patents could result in the disruption of the revenue stream from all of our products. If we are unable to obtain additional financing on timely and acceptable terms, our ability to make payment on past due negotiated royalty obligations, make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. With the exception of one patent licensor, with whom we entered into a payment arrangement and to whom we paid $42,000 prior to June 30, 2003 under the terms of that agreement, we have not made any royalty payments since year-end 2002.

Additionally, certain vendors and service providers with whom we have not currently arranged payment plans have or may choose to bring suit against the Company to recover amounts they deem owing, as described in Part II, Item 1 Legal Proceedings. While we may dispute these claims, should the creditor prevail and we be required to pay all amounts due to the creditor, and if additional financing that will enable us to make the required payment is not available when required or is not available on acceptable terms, the Company will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. Further, as described in Legal Proceedings, we have reached a settlement agreement that requires a total payout of $463,000 for prior legal services beginning with a $50,000 payment due on June 15, 2003, which we made. The terms of the settlement require a payment of $20,000 per month plus a percentage of our net financings. There are certain exceptions that may delay the payments subsequent to June 15, 2003 for up to 3 months, but should we default on the payment plan, the creditor may exercise a stipulated judgement against us, and if so, the Company may be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

THE COMPANY AND THE PRICE OF OUR SHARES MAY BE ADVERSELY AFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE.

At June 30, 2003, approximately 14.5 million or 89% of the outstanding shares of our common stock were freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

From inception through June 30, 2003, the Company has issued approximately 16.2 million shares and raised approximately $104 million. (As of August 11, 2003, largely due to debenture conversions from the July 8, 2003 registration statement and the August 1, 2003 private placement of 8.3 million shares at $0.30 per share, there are now over 58 million shares outstanding. As discussed in the Liquidity and Capital Resources section of the MD&A, there is significant additional potential dilution due to the remaining outstanding convertible debentures.) At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of the Company's common stock from 200 million to 800 million. The continuing need to raise additional funds through the sale of equity in the Company will likely result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock or through debt instruments that may convert into shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or "PIPE" transactions, equity lines of credit, and other transactions summarized in the table included in the "Financing Activities" section of Liquidity and Capital Resources in this document.

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

WE HAVE INCURRED LOSSES IN THE PAST AND WE EXPECT TO INCUR LOSSES IN THE FUTURE.

We have incurred losses in each year since our inception. Our net loss for the six month period ended June 30, 2003 and the year ended December 31, 2002 was $14.3 million and $13.3 million, respectively and our accumulated deficit at June 30, 2003 was $115.7 million. We expect operating losses to continue for the next few quarters as we implement our revised marketing and sales initiatives for our FDA-approved products, complete our restructuring and consolidation, and conduct additional research and development for product improvements and clinical trials on potential new products.

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

The resale by Townsbury, Bristol and the investors providing Other Recent Financings of the common stock that they purchase from us has increased and will continue to increase the number of our publicly traded shares, which could put downward pressure on the market price of our common stock. As of June 30, 2003, of the 16.2 million shares outstanding, approximately one-fifth have been issued pursuant to these recent financings. Through August 11, 2003, an additional 42 million shares have been issued, of which 28 million have been issued as a result of are Other Recent Financing conversions.

There are currently no funded or registrable amounts available to us under the terms of the Bristol convertible debentures and warrants agreements and only an insignificant amount of registered shares remaining under the Townsbury equity line agreement, which expires in October 2003. However, on July 18, 2003 the SEC declared effective our registration statement for 52.5 million shares of our common stock underlying our Other Recent Financings, providing those investors the ability to convert their Notes and Debentures, and their related warrant shares, into shares of freely-tradable stock. Through June 30, 2003, we have issued approximately 1.3 million restricted shares of common stock to these investors. All of the investment agreements include ownership limitations by the investors that would prohibit a change of control. None of the Other Recent Financings permit ownership by the respective investors of more than 9.9% of the Company's outstanding stock without the Company's agreement. These notes and debentures are convertible at discounts to the market price of our common stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

If investors convert the shares underlying their securities when our stock price is low, our existing stockholders would experience substantial dilution.

Refer to the table in "Liquidity and Capital Resources " for a summary of potential dilution by type of security based on the number of shares registered.

Consequently, the issuance of shares to the investors described above on the conversion of their Notes and Debentures will dilute the equity interest of existing stockholders and, coupled with the registration of restricted shares, could have an adverse effect on the market price of our common stock. In addition, depending on the price per share of our common stock during the life of these financings, we may need to register additional shares for resale, which could have a further dilutive effect on the value of our common stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the market price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

WE CANNOT DETERMINE THE PRECISE AMOUNT BY WHICH THE INTERESTS OF OUR STOCKHOLDERS WILL BE DILUTED BY CONVERSIONS UNDER THE RECENT FINANCINGS BECAUSE THE NUMBER, SIZE AND THE TIMING OF DEBENTURE AND WARRANT CONVERSIONS DEPENDS UPON FACTORS NOT IN OUR CONTROL.

We have little discretion regarding the timing of conversion of the various convertible debenture and note instruments we have issued and the ultimate number of shares that we may have to issue upon their conversion. The investors who hold these notes and debentures will make conversion decisions based on their own investment strategies and requirements, which may not include consideration of the dilutive impact of their conversions. Accordingly, it may be difficult to predict the number of shares of our common stock that will be sold on the public market, which may adversely affect the market price of our common stock.

THE SALE OF MATERIAL AMOUNTS OF OUR COMMON STOCK COULD REDUCE THE PRICE OF OUR COMMON STOCK AND ENCOURAGE SHORT SALES.

As we issue shares of our common stock pursuant to the Recent Financings and the investors then resell the common stock, our common stock price may decrease due to the additional shares in the market. If the price of our common stock decreases, and if investors convert the notes or debentures and resell the stock they receive upon conversion as we either register the underlying shares or the underlying shares qualify for sale under Rule 144, we will be required to issue more shares of our common stock for any given dollar amount invested. This may encourage short sales, which could place further downward pressure on the price of our common stock.

BECAUSE THE INVESTORS IN THE RECENT FINANCINGS ARE RESIDENTS OF FOREIGN COUNTRIES, IT MAY BE DIFFICULT OR IMPOSSIBLE TO OBTAIN OR ENFORCE JUDGMENTS AGAINST THEM AND THE INVESTORS ARE ALSO SUBJECT TO UNITED STATES AND FOREIGN LAWS THAT COULD AFFECT OUR ABILITY TO ACCESS THE FUNDS.

The unaffiliated investors who have provided the Recent Financings are off-shore investors and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible to effect service of process on the investors within the United States. It may also be difficult or impossible to enforce judgments entered against the investors in courts in the United States based on civil liability provisions of the securities laws of the United States. In addition, judgments obtained in the United States, especially those awarding punitive damages, may not be enforceable in foreign countries.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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


                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK AFTER THE 1:30 REVERSE STOCK SPLIT MAY RESULT IN A GREATER PERCENTAGE DECLINE THAN WOULD HAVE OCCURED IN THE ABSENCE OF A REVERSE STOCK SPLIT, AND THE LIQUIDITY OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED FOLLOWING THE REVERSE STOCK SPLIT.

We have experienced a decline in the market price of our common stock following the effective date of the 1:30 reverse split. If the market price of our common stock continues to decline following the split, the percentage decline may be greater than would have occured in the absence of a reverse stock split. The market price of our common stock will, however, also be based on our performance and other factors, which are unrelated to the number of shares outstanding. Furthermore, although it does not appear to have done so at this time, the reduced number of shares outstanding after the reverse stock split could adversely affect the future liquidity of our common stock.


WE HAVE BEEN REMOVED FROM THE NASDAQ SMALLCAP MARKET AND WE ARE UNCERTAIN HOW TRADING ON THE OVER THE COUNTER BULLETIN BOARD WILL AFFECT THE LIQUIDITY AND SHARE VALUE OF OUR STOCK.

Since July 13, 2001, our stock has traded on the Over-the-Counter Bulletin Board. Although the per share price of our common stock has declined since it was delisted from the Nasdaq SmallCap Market, trading volume in our stock, adjusted for the effect of the May 2003 1:30 reverse stock split, has increased. We are uncertain, however, about the long-term impact, if any, on share value as a result of trading on the Over-the-Counter Bulletin Board.

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO AFFECT THE PRICE OF OUR STOCK.

Our common stock has traded as low as $0.25 per share and as high as $12.90 per share in the twelve months ended June 30, 2003. We believe that some of the factors leading to the volatility include:

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

     o    fluctuations in market demand for and supply of our products; and

     o    certain world conditions, such as SARS or conflict in the Middle East

OUR ISSUANCE OF WARRANTS, OPTIONS AND STOCK GRANTS TO CONSULTANTS FOR SERVICES MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

During 2002, we issued approximately 1.7 million shares of our common stock pursuant to warrants, options, and stock bonus grants to consultants, and we have, through June 30, 2003, issued warrants and stock bonuses for an additional nearly 10 million shares, as more fully described in "Liquidity and Capital Resources". As we continue to look for ways to minimize our use of cash while obtaining required services, we plan to issue additional warrants and options at or below the current market price and make additional stock bonus grants. In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

                          RISKS RELATED TO OUR BUSINESS

WE MAY BE UNSUCCESSFUL IN IMPLEMENTING OUR RESTRUCTURING AND CONSOLIDATION PLANS AS ANTICIPATED.

While the re-evaluation of our business plan is on-going, we have already identified certain critical milestones that we intend to implement over the next few months. Firstly, we intend to consolidate our manufacturing facilities in a single facility at our Rockville, Maryland location. If the consolidation does not go as smoothly as planned, or if the FDA does not approve the facility changes on the timeline anticipated, the anticipated cost reductions as well as increased efficiencies may not occur. Secondly, with regard to the consolidation of our domestic sales and marketing efforts to a single distributor, there is no guarantee that we will reach an acceptable agreement or that the distributor will be able to perform at the level anticipated. Additionally, there is no guarantee that we will be able to successfully negotiate the anticipated government and private-sector contracts for mass-testing applications. Finally, with regards to our marketing efforts in the international arena, there is no assurance that our marketing efforts will result in significant additional sales. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.


OUR CUSTOMERS MAY NOT BE ABLE TO SATISFY THEIR CONTRACTUAL OBLIGATIONS AND WE MAY NOT BE ABLE TO DELIVER OUR PRODUCTS AS A RESULT OF THE IMPACT OF CONDITIONS SUCH AS SEVERE ACUTE RESPIRATORY SYNDROME ("SARS") OR OTHER SUCH WORLD EVENTS.

Our expected first quarter 2003 shipment of urine HIV screening tests to our distributor in the People's Republic Of China was delayed and is now expected to occur in the third quarter of 2003 in part, as a result of the impact of SARS in that country. Our distributor has reported that both potential patients and medical  personnel  are  reluctant  to visit or  report  for work at  hospitals, clinics and other sites for fear of contracting or spreading SARS and, consequently, both diagnostic and therapeutic procedures are being postponed. Additionally, governmentally-imposed facility closures and quarantine restrictions are disrupting the ability of the distributor to receive and distribute our HIV tests. This situation may continue for some time in both China and elsewhere as emphasis is temporarily directed at containing and/or preventing the spread of SARS.

Our business model and current revenue forecasts call for a significant expansion of sales to our distributor in the Peoples' Republic of China, in accordance with the requirements of the distribution contract. Additionally, we project a significant level of sales of our product in Africa upon successful completion of the product evaluation. Should conditions beyond our control, such as SARS, redirect attention more than temporarily from the worldwide HIV/AIDS epidemic, our customers' ability to meet their contractual purchase obligations or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

OUR QUARTERLY RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH WE HAVE LITTLE OR NO CONTROL.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

     o actions taken by the FDA or foreign regulatory bodies relating to our products;

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

     o    the extent to which our products gain market acceptance;

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

     o    our domestic selling efforts will be effective;

     o we will obtain any expanded degree of market acceptance among physicians, patients or health care payors; or others in the medical or public health community which are essential for expanded market acceptance of the products;

     o our international distributors and joint ventures will successfully market our products; or

     o if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

We have had FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since 1998. We have achieved market penetration within the domestic life insurance industry. Based upon our internal estimates, we believe that as of the end of 2002, out of approximately 7.1 million HIV-1 tests given by the domestic life insurance industry in 2002, approximately 0.6 million were administered with our urine based tests. However, we have not achieved significant market penetration in domestic public health agency or international markets. Further, we have not introduced either an HIV-2 product or a rapid point of care test, both of which are desired in many areas of the world. A disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to either cease operations or expend more resources on market penetration.

OUR DISTRIBUTION AND SALES NETWORK FOR U.S. HOSPITALS, AND PUBLIC AND PRIVATE HEALTH MARKETS HAS THUS FAR FAILED TO YIELD SIGNIFICANT SALES AND REVENUES.

Domestic health agencies are a fragmented marketplace with many small outlets which makes achieving market acceptance difficult. Because of our limited financial resources and the impact of our wind down and restart of operations, we have experienced difficulty in penetrating independent public and private health markets. Initially, we entered into a distribution agreement with a distributor of medical products to domestic healthcare markets, who encountered significant obstacles due to the fragmented nature of the domestic health care market place. Prior to our wind down, we terminated the distribution agreement and expanded our own direct sales force with the expectation of better penetrating the domestic healthcare markets. Since our restart, we have terminated our direct sales force and are again considering the consolidation of our US sales effort under a single distributor. The role of the new distributor would be to manage the current domestic sales of our urine EIA screening test in the life insurance reference laboratory market and the sales of our serum Western Blot supplemental tests and, to a lesser extent, to develop incremental business opportunities in other domestic markets. We view sales in these other domestic markets as a supplemental revenue source rather than a major contributor to our anticipated future revenue.

WE DEPEND UPON THE VIABILITY OF THREE PRIMARY PRODUCTS -- OUR HIV-1 URINE-BASED SCREENING TEST AND OUR URINE AND BLOOD BASED SUPPLEMENTAL TESTS.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our current products. Accordingly, we may have to cease operations if our screening and supplemental tests fail to achieve market acceptance or generate significant revenues.

WE HAVE EXPERIENCED A DECREASE IN THE SALE OF OUR CAMBRIDGE BIOTECH SERUM WESTERN BLOT TEST

Our Cambridge Biotech HIV-1 Serum Western Blot kit is the first of four supplemental blot tests for blood HIV-1 antibodies licensed by the FDA. The Western Blot test has been in commercial distribution for more than nine years. We sell the serum-based Western Blot test for HIV-1 as a supplemental test to HIV-1 screening test products made by other manufacturers. In the fiscal year ended December 31, 2002 and the six month period ended June 30, 2003, Western Blot sales accounted for 43% and 34% of our revenues, respectively. Western blot test sales to bioMerieux Inc. accounted for a total 17.5% of our sales revenues for 2002. Subsequent to our restart of operations in May 2002, we have not sold any of our Western Blot test to bioMerieux although we have signed several new customers, including Adaltis, Inc., which is a new distributor, and other smaller customers who previously purchased from bioMerieux and who now purchase directly from us. Although there is limited competition in the supplemental testing market and the cost and time attributed to the only known production process makes it unlikely that additional companies will seek to qualify and engage in the production of these supplemental tests, we have yet to regain our market share. Until this occurs, the loss in sales to bioMerieux will have a detrimental impact on our cash flow and may (1) delay or disrupt our plans to expand the Company's business and (2) require us to raise additional equity capital, thereby further increasing dilution, which could place further downward pressure on the price of our common stock. A more complete discussion of our revenues and customers can be found in the "Customer Trends" section of Management's Discussion and Analysis.

WE MAY EXPERIENCE A DECREASE IN THE SALES OF OUR HIV VIRAL LYSATE WHICH PREVIOUSLY ACCOUNTED FOR A MATERIAL AMOUNT OF OUR REVENUE.

Our HIV viral lysate is a component of the production of our Western Blot Supplemental tests. There is a limited demand for our HIV viral lysate, which we have in the past been able to sell to certain customers. The sale of viral lysate accounted for approximately 6 % of our revenue in the fiscal year ended December 31, 2002, primarily all in the first quarter. We sold no lysaste in the first two quarters of 2003. The revenue attributed to the sale of our HIV viral lysate in ealry 2002 may have resulted from our principal lysate customer stockpiling larger than normal quantities in light of our tenuous financial condition in an effort to avoid a potential interruption of supply. As a result of such stockpiling, we may continue to experience little or no sales of HIV viral lysate. However, as we view our HIV viral lysate as a manufacturing component, its sale is not considered to be a major contributor to our anticipated future revenue, but rather a supplemental revenue source.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS THAT WE PLAN TO INTRODUCE.

We plan to develop other urine-based diagnostic products including rapid HIV-1 and HIV-2 screening tests, tests for other infectious diseases or health conditions and a serum-based rapid HIV screening test. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products or meet regulatory requirements or resolve potential patent licensing requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of milestones related to revenue increases and achievement of profitability. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operation s, or both.

OUR PRODUCTS DEPEND UPON RIGHTS TO TECHNOLOGY THAT WE HAVE LICENSED FROM THIRD PARTY PATENT HOLDERS AND THERE CAN BE NO ASSURANCE THAT THE RIGHTS WE HAVE UNDER THESE LICENSING AGREEMENTS ARE SUFFICIENT OR THAT WE CAN ADEQUATELY PROTECT THOSE RIGHTS.

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation, Repligen Corporation, and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum-based supplemental test under a licensing

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

agreement with National Institutes of Health. Although we have arranged payment plans with certain of the licensors in an effort to resolve past due balances owed under the license agreements, we have not been able to remain current on all of them. As of June 30, 2003 we had accrued an aggregate of approximately $271,000 in past due royalty obligations to our patent licensors. In the event our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized. Specifically, during the 2002 calendar year and in the first half of 2003, revenues subject to the New York University, Cambridge Biotech, Repligen and Texas A&M license agreements were $1.5 million and $0.9 million, respectively, and revenues subject to the National Institutes of Health agreement were $2.0 million in calendar 2002 and $0.6 million in the first half of 2003. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

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

We anticipate that international distributor sales will generate a significant portion of our revenues for the next several years. More specifically, in October 2002, we completed a new agreement for the distribution of our products in the Peoples' Republic of China that calls for minimum purchases of $3 million over the two-year term of the agreement, and which also provides for a two-year extension contingent upon the distributor's performance. This agreement can be terminated by either party upon ninety days notice. Subsequent to June 30, 2003 we signed a Memorandum of Understanding with another party for a joint venture in China. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers in our fiscal year ended December 31, 2002 accounted for only 4% of our revenue and less than 1% of our revenue in the first half of 2003. A majority of the

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face exposure to changes in the price of our common stock as it relates to the conversion price of the aggregate of $3,232,000 original face value of 8% convertible notes issued during the second and third quarters of 2002 and the second quarter of 2003; the $150,000 original face value 10% convertible note issued during the second quarter of 2002; the aggregate of $1,950,000 10% convertible debentures issued during the first quarter 2003; and the $550,000 face value of 12% convertible debenture issued during the third quarter of 2002, all disclosed in Note 5 to the accompanying financial statements and in "Financing Activities". Additionally, we face exposure to changes in the price of our common stock as it relates to the conversion price of the $300,000 12% convertible debenture issued in April 2003 and the $750,000 12% convertible debenture issued in July 2003. Further, our stockholders face additional dilution by our issuance of additional shares of common stock as a result of penalties incurred in our failure to file and obtain an effective registration for certain shares of our common stock issued or to be issued pursuant to our Recent Financings. The liability for these penalties is being accrued as incurred.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The 8% notes issued between May 2002 and August 2002 and in May 2003 are convertible into shares of the Company's common stock at the lower of $3.00 or 70% of the average of the three lowest trades during the 30-day period preceding conversion.

The 10% convertible note issued in May 2002 and subsequently extended through May 2004 is convertible at 50% of the average of the 3 lowest closing bid prices for the 22 trading days preceding conversion.

The two 10% convertible debentures with aggregate face value of 1,450,000 issued during January 2003 are convertible into shares of the Company's common stock at 80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $3.00. The two 10% convertible debentures with aggregate face value of $500,000 issued during March 2003 are convertible into shares of the Company's common stock at 65% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $2.10.

The $550,000 12% convertible debenture issued in September 2002 and the $750,000 12% convertible debenture issued in July 2003 are convertible into shares of the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. The $300,000 12% convertible debenture issued in April 2003 is convertible into shares of the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $1.20.

These financings have requirements for registration and many impose liquidated damages for delays beyond 30 days from the transaction date allowed for registration. On February 14, 2003 the registration statement for $525,000 of the Bristol Debentures became effective. On July 8, 2003 the Company filed and on July 18, 2003 the registration statement for the shares underlying the Other Recent Financings became effective. The 8% convertible note transactions generally require liquidated damages at the rate of 2% of the original principal balance for each month's delay. Through February 14, 2003, the Company had incurred approximately $122,000 in liquidated damages resulting from the delay in registration of the Bristol Debentures and as of July 8, 2003, approximately $1,023,000 in liquidated damages attributable to the delay in the registration of the remaining financings, all of which have been accrued during the periods in which they were incurred. In most instances, the investor has the option of receiving liquidated damages in either cash or the Company's common stock at same discount-to-market conversion price attributable to the debenture or note. Through August 1, 2003, the Company has issued approximately 3.6 million shares of its common stock in payment of liquidated damages.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedure.

Under the supervision and with the participation of our management, including our Executive Chairman, President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Executive

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Chairman, President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

Not applicable.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


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

On April 30, 2003, the Company and Heller reached a settlement agreement whereby the Company agreed to pay a total of $463,000 to settle this claim, after which the suit will be dismissed. The Company adjusted its accrual accordingly.

Under the terms of the settlement, the Company must and did pay Heller $50,000 by June 15, 2003. Beginning with the month of May 2003 and thereafter, the Company must also make monthly payments of $20,000 plus a percentage of the Company's net financings (the "Subsequent Payments"). The Subsequent Payments are due on the 16th of the following month, with the first payment due on June 16, 2003. There are certain exceptions that may delay the Subsequent Payments for up to 3 months, but should the Company default on the terms of the settlement agreement, Heller may file a stipulated judgment for the unpaid remainder of the $463,000 settlement balance. A stipulated judgment may permit Heller to obtain custody of some of the Company's California property, which would, in turn, materially impair the Company's business. As a part of the settlement, the Company waived all of its defenses to Heller's claims, as well as its counterclaims, should it default on this payment plan.

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

On May 22, 2003, the Company was informed that a former vendor, Professional Maintenance Management LLC (PMM), had instituted an action against the Company in the Montgomery County Circuit Court of Maryland for the sum of $64,925 plus post-judgment interest. The Company has agreed to resolve the matter by making an initial payment in the amount of $10,000 and subsequent monthly payments in the amount of $7,500 toward the outstanding amount claimed by PMM. The initial payment was made as required. PMM will enter a consent judgment but will forbear any collection effort as long as the Company makes the required payments.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the most recent three years, the Company completed private placements of shares of its Common Stock in April 2000, November 2001, August 2002 and August 2003; issued $1.1 million face value of convertible debentures in January 2001; issued $425,000 face value of 12% convertible debentures in February 2002 and an additional $100,000 face value to the same party and under the same terms in May 2002; and in May 2002 also issued $2.225 million face value of 8% convertible notes and a $0.150 million 10% convertible promissory note. In June 2002, the Company issued a $0.1 million face value 8% convertible debenture. In July 2002, the Company issued an additional $0.1 million face value 8% convertible debenture and $0.650 million of additional 8% convertible notes. In August 2002, the Company issued an additional $0.250 million face value 8% convertible note. In September 2002, the Company issued a $550,000 face value 12% convertible debenture. In January 2003, the Company issued $1.450 million face value 10% convertible debenture. In March 2003, the Company issued an aggregate of $0.5 million face value in two 10% convertible debentures, in April 2003, it issued a $0.300 million face value 12% convertible debenture, and, finally, in July 2003,

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

it issued a $0.750 million face value 12% convertible debenture. Earlier, in January 2001, the Company entered into a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. Upon the termination of that facility, the Company entered into a second equity line facility in August 2001. These transactions are discussed in greater detail in "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and, with the exception of shares in the private placements in November 2001 and August 2002, were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on January 25, 2001 and subsequently amended on February 9, 2001 and March 5, 2001 for the first equity line of credit. Shares sold pursuant to the second equity line were registered for resale by the investor on a Form S-2 filed on October 26, 2001. Shares issued in the November 2001 private placement were also sold to accredited investors but the transfer of the securities did not include registration rights; pursuant to Rule 144 of the Securities Act the transfer of these securities will be restricted for twelve months from the date of purchase. Shares sold in the August 2002 private placement were sold to accredited investors pursuant to Regulation S. Shares sold in the August 2003 private placement were sold to accredited investors pursuant to Regulation S. The debenture holder in the January 2001 $1.1 million transaction was also an accredited investor as defined by Rule 501 of the Securities Act and the Company registered for resale shares that were converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001. The proceeds from each private placement, from each of the debentures, and from the equity lines of credit have been used to finance operations.

In February 2002, the Company entered into an agreement to issue up to $850,000 face value of 12% secured convertible debentures. The Company issued one debenture in the face amount of $425,000 concurrent with signing the agreement and a second debenture in the face amount of $100,000 in May 2002. The Company also issued warrants to purchase up to 459,500 shares of its common stock in conjunction with the convertible debenture agreement. During the second quarter of 2002, the investor converted principal of approximately $60,000 plus accrued interest attributable to the February debenture into 148,747 shares of restricted common stock. During the first quarter of 2003, the investor converted the remaining $465,000 of outstanding principal plus accrued interest and liquidated damages resulting from delay in registration into 870,695 shares of registered common stock. No warrants have been exercised as of April 30, 2003. The Company's registration statement on Form S-2/A (No. 6) registering 1,010,000 shares of common stock for resale by the investor pursuant to conversion of the $525,000 face value of debentures issued became effective on February 14, 2003. The proceeds from the debentures were used to finance operations.

Between May and August 2002, in conjunction with the financing that enabled the restart of its operations, the Company issued an aggregate of $3.125 million face value of 8% convertible notes, a $0.150 million face value 10% convertible promissory note and two $0.1 million face value 8% convertible debentures to several accredited offshore investors pursuant to subscription agreements under Regulation S. In September 2002, the Company issued an additional $0.550 million 12% debenture pursuant to Regulation S, that is intended to be the first tranche of a $2.0 million commitment between the investor and the Company. The agreements all provide cost-free registration rights to the holders of the notes and debentures for the registration of the underlying conversion shares of the Company's common stock. The Company filed a registration statement applicable to these transactions on July 8, 2003. The registration statement became effective July 18, 2003. The proceeds from the notes and debentures were used to finance operations.

During the first quarter 2003, the Company issued an aggregate of $1,950,000 face value 10% convertible debentures to accredited investors under Regulation
S. The agreements all provide cost-free registration rights to the holders of the debentures for the registration of the underlying conversion shares of the Company's common stock. The Company filed a registration statement applicable to these transactions on July 8, 2003. The registration statement became effective July 18, 2003. The proceeds from the debentures were used to finance operations.

In April 2003, the Company issued a $300,000 face value 12% convertible debenture to an accredited investor under Regulation S. The agreement provides cost-free registration rights to the holder of the debentures for the registration of the underlying conversion shares of the Company's common stock. The Company filed a registration statement applicable to these transactions on July 8, 2003. The registration statement became effective July 18, 2003. The proceeds from the debentures were used to finance operations.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In July 2003, the Company issued a $750,000 face value 12% convertible debenture, representing the $250,000 second tranche and the $500,000 third tranche of the September 2002 $2 million commitment. This was sold to an accredited investor under Regulation S. The agreement provides cost-free registration rights to the holder of the debentures for the registration of the underlying conversion shares of the Company's common stock. The Company filed a registration statement applicable to these transactions on July 8, 2003. The registration statement became effective July 18, 2003. The proceeds from the debentures were used to finance operations.

On July 31, 2003, when the market price of the Company's stock was $0.18 the Company announced that it had entered into a financing agreement with Marr Technologies Limited ("Marr"), an accredited investor, in which the Company would issue 8,333,333 shares of its common stock priced at $0.30 for an aggregate of $2.5 million pursuant to Reg. S. The sale closed August 1, 2003. The Company plans to file a registration statement for the common stock underlying this transaction. However, there are no penalties for non-registration and Marr has agreed to hold the stock for one year.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its 2003 Annual Meeting of Stockholders on May 20, 2003, at which its stockholders voted on the following proposals:

     1. To elect eight directors of the Company to hold office until the next Annual Meeting of Stockholders or 1 until their successors are elected and have been qualified. Mr. Brounstein did not stand for re-election to the Board.

     2. To amend the Company's Amended and Restated Certificate of Incorporation to implement a reverse stock 2 split of the outstanding shares of Common Stock at the ratio of 1:30 to be effected immediately upon approval of the Stockholders.

     3. To amend the Company's 2000 Equity Incentive Plan to increase to 10,000,000 shares, subject to the approval of Proposal 2, (from 17,000,000 to 300,000,000 shares on the pre-split basis) the number of shares of Common Stock reserved for issuance there nder, to increase the annual grant limit to 2,500,000 shares for a plan participant, subject to the approval of Proposal 2, (75,000,000 shares on the pre-split basis), and to eliminate the exercise price limitation of 85% of the market price on the date of the grant for non-qualified stock options.

     4. To amend the Company's 1995 Director Option Plan to increase to 2,000,000 shares, subject to the approval 4 of Proposal 2, (from 2,850,000 shares to 60,000,000 shares on the pre-split basis) the number of shares of Common Stock reserved for issuance thereunder.

     5. To amend the 1995 Employee Stock Purchase Plan to increase to 1,000,000 shares, subject to the approval of 5 Proposal 2, (from 1,300,000 shares to 30,000,000 shares on the pre-split basis) the number of shares of Common Stock reserved for issuance thereunder.


     6. To ratify the appointment by the Board of Directors of KPMG LLP as independent auditors to audit the financial statements of the Company and its consolidated subsidiaries for the fiscal years ended December 31, 2002 and 2003.

         Each nominee for the Board of Directors was re-elected at the 2003 Annual Meeting. The following number of votes was cast for and against each nominee:


                                                                                                     FOR        AGAINST
                                                                                                 -----------   ----------
Anthony J. Cataldo........................................................................       221,406,698   3,294,222
Nancy E. Katz.............................................................................       218,487,671   6,213,249
John J. DiPietro..........................................................................       222,386,205   2,314,715
Paul Freiman..............................................................................       222,447,413   2,253,507
Dian J. Harrison .........................................................................       222,275,243   2,425,677
Julius R. Krevans, M.D....................................................................       222,435,013   2,265,907
Mark Novitch, M.D.........................................................................       222,543,632   2,157,288
Zafar Randawa, Ph.D.......................................................................       222,419,843   2,281,077

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

     The stockholders also approved the five remaining proposals. The following votes were tabulated:

                                                                                                                BROKER
                                                                          FOR         AGAINST      ABSTAIN      NON-VOTE
                                                                      -----------   -----------   ----------   -----------
Proposal 2......................................................      207,505,114    16,862,360     333,446              0
Proposal 3......................................................       65,850,661    17,796,507     685,502    140,368,250
Proposal 4......................................................       65,843,723    17,756,364     732,583    140,368,250
Proposal 5......................................................       71,699,796    11,118,279   1,444,595    140,368,250
Proposal 6......................................................      217,119,847     6,039,606   1,541,467              0


ITEM 5.    OTHER INFORMATION - SUBSEQUENT EVENTS

ADDITIONAL FINANCING

Pursuant to the Registration Statement filed on July 8, 2003 and effective July 18, 2003, the Company registered shares underlying a 10% convertible debenture for $250,000 which was to be funded upon the filing of the Registration Statement and another for $500,000 to be funded by July 25, 2003. On July 24, 2003, when the market price for the Company's common stock was $0.115, the Company issued a 12% convertible debenture to Mercator Momentum Fund covering these two commitments. The Company had prepaid $75,000 in fees and received gross proceeds of $250,000 and $500,000, respectively. The debenture is convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion.


On July 31, 2003, when the market price of the Company's stock was $0.18 the Company announced that it had entered into a financing agreement with Marr Technologies Limited ("Marr") in which the Company would issue 8,333,333 shares of its common stock priced at $0.30 for an aggregate of $2.5 million. The Company's stock just prior to the announcement had been trading in a range between $0.11 and $0.12 per share. The agreement contains a 12 month lock-up (holding period) provision. In conjunction with the investment, Marr has the right to nominate two individuals for appointment to the Calypte Board of Directors. The two companies have also signed a Memorandum of Understanding regarding the formation of a joint venture in China, with the intent of creating a platform for distribution and sale of Calypte's products in China. All of Calypte's existing distribution agreements will continue under the terms of this agreement.

OTHER RECENT DEVELOPMENTS - NON-FINANCING RELATED

On April 29, 2003, the Company and the Magic Johnson Foundation, Inc. announced that Earvin "Magic" Johnson has agreed to join Calypte's Board of Directors, and that he will also play an active role in promoting global awareness of Calypte's FDA-approved HIV-1 antibody tests for use with urine samples. The Company's Board of Directors has appointed Mr. Johnson to the Board effective at its in-person meeting scheduled for October 2003.

Effective June 2, 2003, Nancy E. Katz resigned as the Company's President and Chief Executive Officer. She subsequently resigned as a member of the Company's Board of Directors. The Company agreed to pay Ms. Katz the sum of approximately $300,000 over a period of up to one year. Additionally, approximately 1.6 million options previously granted to Ms. Katz to purchase shares of the Company's common stock will remain outstanding and exercisable and will vest in accordance with the terms of their grants. Mr. Jay Oyakawa was appointed as the Company's President and Chief Operating Officer effective June 2, 2003. In early July 2003, Mr. Oyakawa was appointed as a member of the Company's Board of Directors and Directors Dian Harrison and Mark Novitch, M.D. resigned from the Board.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     10.129 Consulting Agreement between the Company and Junebug Enterprises effective as of April 23, 2003.

     10.130 Employment Agreement between the Company and Jay Oyakawa, dated as of August 12, 2003.

     10.131 Separation Agreement, Mutual Release and Waiver of Claims between the Company and Nancy E. Katz, effective as of June 27, 2003.

     10.132 Subscription Agreement between the Company and Marr Technologies BV dated as of August 1, 2003.

     31.1 Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

     1. Form 8-K regarding Other Material Events, filed April 7, 2003. Announcement of the filing of the Company's Schedule 14A Preliminary Proxy for its annual meeting of stockholders, including the proposals election of directors, a 1:30 reverse stock split, amendments to its benefits plans, and appointment of auditors for 2002 and 2003.

     2.   Form 8-K filed  April 25, 2003  regarding  Regulation  FD  disclosure.
          Announcement of the Company's results of operations for the quarter ended March 31, 2003.

     3. Form 8-K regarding Other Material Events, filed May 20, 2003. Announcement of the approval by the Company's stockholders of all of the proxy proposals, including the 1:30 reverse stock split, at its annual meeting of stockholders.

     4. Form 8-K regarding Other Material Events, filed June 24 2003. Announcement of the Company's intent to file its quarterly and annual reports with the Commission as a small business filer in accordance with Regulation S-B and the filing of its Form 10-QSB for the quarter ended March 31, 2003.

     5. Form 8-K regarding Other Material Events, filed June 30, 2003. Announcement of the resignation of Nancy E. Katz as Chief Executive Officer and as a Director of the Company.


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


                                                  CALYPTE BIOMEDICAL CORPORATION
                                                  ------------------------------
                                                  (Registrant)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES




Date: August 14, 2003      By:     /S/ RICHARD. D. BROUNSTEIN
                           -----------------------------------------------------
                           Richard D. Brounstein
                           EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                           (Principal Accounting Officer)