Form 10QSB
period 2003-09-30
CALYPTE BIOMEDICAL CORP
filed 2003-11-14
CIK 899426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                    ---------------       ---------------

Commission file number:   000-20985

                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                 06-1226727
                  --------                                 ----------
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

                                 Yes [X] No [ ]

         The registrant had 136,381,689 shares of common stock outstanding as of November 11, 2003.


================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX



                                                                                               Page No.
                                                                                               --------
PART I.    Financial Information
           Item 1. Consolidated Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets as of
                   September 30, 2003 and December 31, 2002 .................................    3

                   Condensed Consolidated Statements of Operations for the Three Months and
                   Nine Months Ended September 30, 2003 and 2002 ............................    4

                   Consolidated Statements of Cash Flows for the Nine Months Ended September
                   30, 2003 and 2002 ........................................................    5

                   Consolidated Statement of Stockholders' Equity (Deficit) for
                   the Nine Months Ended September 30, 2003 .................................    6

                   Notes to Condensed Consolidated Financial
                   Statements ...............................................................    7

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ...............................................................   18

           Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk ..............................................................   48

           Item 4. Controls and Procedures ..................................................   48

PART II Other Information


           Item 1. Legal Proceedings ........................................................   49

           Item 2. Changes in Securities and Use of Proceeds ................................   50

           Item 4. Submission of Matters to a Vote of Security Holders ......................   51

           Item 5. Other Information - Subsequent Events ....................................   52

           Item 6. Exhibits and Reports on Form 8-K .........................................   53

SIGNATURES ..................................................................................   54

PART I.  FINANCIAL INFORMATION

Calypte Biomedical Corporation (the "Company") was contacted by the San Francisco District Office of the Securities and Exchange Commission (the "Commission") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the Commission regarding the Company. The staff has requested among other things, documents and information related to certain press releases issued by the Company. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violation of law has occurred. The Company is in the process of voluntarily providing information sought by the Commission and intends to cooperate with the Commission in connection with its informal inquiry. Independently, the Company's Audit Committee is investigating the matter and intends to make recommendations, if applicable, to the board of directors. Calypte's independent auditors, KPMG LLP, have informed the Company that they will not complete their quarterly review until such time as the Company's Audit Committee completes its investigation and the same is reviewed by KPMG LLP.

Item 1.  Financial Statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                                             September 30,   December 31,
                                                                                                 2003            2002
                                                                                              ---------       ---------
                                         ASSETS
Current assets:
      Cash and cash equivalents                                                               $   8,960       $     147
      Accounts receivable, net of allowance of $36 and $32 at September 30, 2003 and
         December 31, 2002, respectively                                                            304             327
      Inventory                                                                                   1,542             963
      Prepaid expenses                                                                            1,858             163
      Deferred offering costs, net of accumulated amortization of $298 and $213 at
         September 30, 2003 and December 31, 2002, respectively                                      49             662
      Other current assets                                                                           --              15
                                                                                              ---------       ---------

            Total current assets                                                                 12,713           2,277

Property and equipment, net                                                                         726             917
Other assets                                                                                      1,822             103
                                                                                              ---------       ---------

                                                                                              $  15,261       $   3,297
                                                                                              =========       =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses                                                   $   4,957       $   5,145
      Notes and debentures payable, net of discount of $155 and $2,638 at September 30,
         2003 and December 31, 2002, respectively                                                   801           2,181
      Deferred revenue                                                                              500             500
                                                                                              ---------       ---------

            Total current liabilities                                                             6,258           7,826

Warrant liability                                                                                    --             356
Other long term liabilities                                                                       1,654              33
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at September 30, 2003 and December 31, 2002; 100,000 shares issued and outstanding at
   September 30, 2003 and December 31, 2002; aggregate redemption and liquidation value
      of $1,000 plus cumulative dividends                                                         2,666           2,576
                                                                                              ---------       ---------

            Total liabilities                                                                    10,578          10,791
                                                                                              ---------       ---------

Commitments and contingencies                                                                        --              --

Stockholders' equity (deficit):
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued
         or outstanding                                                                              --              --
      Common  stock, $0.03 par  value; 800,000,000 and 200,000,000  shares authorized at September  30, 2003 and December 31, 2002,  respectively;
         135,866,394 and 5,058,484 shares issued and outstanding as of
         September 30, 2003 and December 31, 2002, respectively                                   4,076             152
      Additional paid-in capital                                                                123,568          93,804
      Deferred compensation                                                                         (21)             --
      Accumulated deficit                                                                      (122,940)       (101,450)
                                                                                              ---------       ---------

            Total stockholders' equity (deficit)                                                  4,683          (7,494)
                                                                                              ---------       ---------

                                                                                              $  15,261       $   3,297
                                                                                              =========       =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                    Three Months Ended     Nine Months Ended
                                                                                       September 30,          September 30,
                                                                                   --------    --------    --------    --------
                                                                                     2003        2002        2003        2002
                                                                                   --------    --------    --------    --------
Revenues:
   Product Sales                                                                   $    897    $    493    $  2,430    $  2,861

Operating expenses:
   Product Costs                                                                      1,750       1,542       4,714       4,569
   Research and development costs                                                       304         219         953         640
   Selling,  general and  administrative  costs (non-cash of $ 1,165 and $ 6,354 for the three months and nine months ended September 30, 2003, respectively and non-cash of $ 79 and $616 for the three months and nine months ended
     September 30, 2002, respectively)                                                2,754       1,565      12,371       4,867
                                                                                   --------    --------    --------    --------

     Total operating expenses                                                         4,808       3,326      18,038      10,076
                                                                                   --------    --------    --------    --------

       Loss from operations                                                          (3,911)     (2,833)    (15,608)     (7,215)
Interest income (expense) (non-cash of ($ 3,168) and ($ 5,655)
   for the three months and nine months ended September 30,
   2003, respectively and non-cash of $ 1,475 and ($ 997) for the three months and nine months ended September 30, 2002,
   respectively)                                                                     (3,282)      1,326      (6,054)     (1,210)
Gain on settlement of trade debt                                                         --          --          --       1,319
Other income (expense), net                                                             (30)         12         174          33
                                                                                   --------    --------    --------    --------

       Loss before income taxes                                                      (7,223)     (1,495)    (21,488)     (7,073)

Income taxes                                                                             --          --          (2)         (2)
                                                                                   --------    --------    --------    --------

       Net loss                                                                      (7,223)     (1,495)    (21,490)     (7,075)

Less dividends on mandatorily redeemable Series A preferred stock                       (30)        (30)        (90)        (90)
                                                                                   --------    --------    --------    --------


Net loss attributable to common stockholders                                       $ (7,253)   $ (1,525)   $(21,580)   $ (7,165)
                                                                                   ========    ========    ========    ========

Net loss per share attributable to common stockholders (basic
   and diluted)                                                                    $  (0.11)   $  (0.51)   $  (0.75)   $  (3.41)
                                                                                   ========    ========    ========    ========

Weighted average shares used to compute net loss per share
   attributable to common stockholders (basic and diluted)                           68,862       2,976      28,796       2,098
                                                                                   ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                         -----------------------
                                                                                           2003           2002
                                                                                         --------       --------
Cash flows from operating activities:
Net loss                                                                                 $(21,490)      $ (7,075)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                              402            379
   Amortization of deferred compensation                                                        3             45
   Amortization of debenture discounts and charge for beneficial conversion feature         4,469            739
   Amortization of deferred offering costs                                                    921            105
   Liquidated damages due to delayed registration                                             540             --
   Non-cash loss (gain) on settlement of trade debt                                            55         (1,319)
   Fair market value of common stock warrants, options and bonuses granted                  6,575            565
   Gain on repurchase of beneficial conversion feature                                       (128)            --
   Warrant liability adjustment                                                              (275)           152
   Loss on sale of equipment                                                                   55             --
   Changes in operating assets and liabilities:
     Accounts receivable                                                                       23            182
     Inventory                                                                               (579)           468
     Prepaid expenses and other current assets                                             (1,232)           134
     Deferred offering costs and other assets                                              (1,719)            25
     Accounts payable and accrued expenses                                                  1,048         (1,018)
     Other long-term liabilities                                                            1,623              1
                                                                                         --------       --------

       Net cash used in operating activities                                               (9,709)        (6,617)
                                                                                         --------       --------

Cash flows from investing activities:
   Purchase of equipment                                                                     (266)          (208)
                                                                                         --------       --------

       Net cash used in investing activities                                                 (266)          (208)
                                                                                         --------       --------

Cash flows from financing activities:
   Proceeds from sale of stock                                                             16,979          3,216
   Expenses paid related to sale of stock                                                    (677)          (326)
   Net proceeds from issuance of notes and debentures                                       3,223          3,720
   Repayment of notes and debentures                                                         (735)           (18)
   Principal payments on capital lease obligations                                             (2)           (35)
                                                                                         --------       --------

       Net cash provided by financing activities                                           18,788          6,557
                                                                                         --------       --------

Net increase (decrease) in cash and cash equivalents                                        8,813           (268)

Cash and cash equivalents at beginning of period                                              147            287
                                                                                         --------       --------

Cash and cash equivalents at end of period                                               $  8,960       $     19
                                                                                         ========       ========

Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                                $     37       $     72
   Cash paid for income taxes                                                                   2              2

Supplemental disclosure of non-cash activities:
   Dividend on mandatorily redeemable Series A preferred stock                                 90             90
   Common stock grants                                                                        435            298
   Conversion of notes and debentures payable and accrued interest to common stock          8,230            458
   Fair market value of warrants issued in conjunction with debenture                          81            577
   Beneficial conversion feature, net of write off upon conversion                          1,986          3,152
   Accrued interest converted to note payable                                                 148             --

           See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      Nine Months Ended September 30, 2003

                        (in thousands, except share data)

                                                                                                                   Total
                                        Number of       Common      Additional      Deferred     Accumulated    Stockholders'
                                      Common Shares     Stock    Paid-in Capital  Compensation     Deficit     Equity (Deficit)
                                       -----------   -----------   -----------    -----------    -----------    -----------
Balances at December 31, 2002            5,058,484   $       152   $    93,804    $        --    $  (101,450)   $    (7,494)
Shares issued under the Employee
  Stock Purchase Plan                        8,515            --             2             --             --              2
Stock bonuses issued in lieu of
  cash to employees, vendors and
  consultants                            5,929,381           178         3,477             --             --          3,655
Shares issued through private
  placement                             28,333,333           850        11,650             --             --         12,500
Shares issued upon conversion of
  debentures, accrued interest and
  delayed registration penalties        82,867,423         2,486         5,689             --             --          8,175
Shares issued upon exercise of
  warrants and options                  13,669,258           410         4,067             --             --          4,477
Costs for issuance of convertible
  notes, debentures and private
  placements                                    --            --          (678)            --             --           (678)
Fair value of warrants and
  beneficial conversion feature
  granted in conjunction with
  issuance of convertible debentures            --            --         2,236             --             --          2,236
Write off of beneficial conversion
  feature and deferred offering
  costs upon conversion of notes
  and debentures                                --            --          (289)            --             --           (289)
Repurchase of beneficial conversion
  feature                                       --            --          (128)            --             --           (128)
Dividend requirements of
  mandatorily redeemable Series A
  preferred stock                               --            --           (90)            --             --            (90)
Compensation relating to granting
  of stock options                              --            --         3,828            (24)            --          3,804
Amortization of deferred
  compensation                                  --            --            --              3             --              3
Net loss                                        --            --            --             --        (21,490)       (21,490)
                                       -----------   -----------   -----------    -----------    -----------    -----------
Balances at September 30, 2003         135,866,394   $     4,076   $   123,568    $       (21)   $  (122,940)   $     4,683
                                       ===========   ===========   ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of its operations for the three and nine months ended
September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the three year period ended December 31, 2002 included in its Form 10-K filed with the SEC on March 26, 2003.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

During the first three quarters of 2003, Calypte incurred a net loss of $21.5 million and its accumulated deficit at September 30, 2003 was $122.9 million.

During the third quarter of 2003, Marr Technologies, B.V. ("Marr") completed investments of an aggregate of $12.5 million in the Company. In addition to these investments, the Company has also entered into another agreement with Marr pursuant to which Marr will purchase up to $10,000,000 of 5% Promissory Notes that the Company may elect to issue between February 28, 2004 and March 31, 2005. Proceeds from the notes issued under the agreement may be used for general corporate purposes. Refer to Note 7, Subsequent Events for additional details regarding this agreement.

The Company's independent auditors continue to issue an opinion for the years ended 2002 and prior indicating that its recurring losses from operations, its working capital deficit and its accumulated deficit raise substantial doubt about its ability to continue its business operations as a going concern. While the Company believes that recent financing agreements and current resources provide adequate resources to fund its operations until it reaches sustainable profitability and positive cash flows, there can be no assurance that such resources will be adequate. In the absence of adequate resources from current working capital and existing financing commitments, the Company will need to raise additional capital to sustain its operations. In that case, there can be no assurance that the additional capital that it requires will be available on acceptable terms, if at all. Any failure to secure such required additional financing would place the Company in significant financial jeopardy. There can be no assurance that the Company will be able to achieve expanded acceptance of or realize significant revenues from its current or potential new products or that it will achieve significant improvements in the efficiency of its manufacturing processes. In addition, there can be no assurance that the Company will achieve or sustain profitability or positive cash flows in the future.

Stock split

On May 20, 2003, the Company's shareholders approved a 1:30 reverse stock split, which became effective on May 28, 2003. The stated par value of the common shares was changed to $0.03 from $0.001 per share. The number of authorized shares of common stock remained at 800 million. All share and per share amounts presented have been restated to reflect the stock split.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)


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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issue No. 96-18 Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested benefit plan awards in each period (in thousands):

                                                                  Three months ended            Nine months ended
                                                                      September 30,                September 30,
                                                                  2003           2002           2003           2002
                                                                --------       --------       --------       --------

Net loss attributable to common stockholders, as reported       $ (7,253)      $ (1,525)      $(21,580)      $ (7,165)
Add: Stock-based compensation expense included in reported
   net loss, net of related tax effects                              368             12          1,083             84
Less: Stock-based compensation expense determined under
   fair value based method for all awards, net of related           (631)          (162)        (2,434)          (491)
                                                                --------       --------       --------       --------
   tax effects
Pro forma net loss attributable to common stockholders          $ (7,516)      $ (1,675)      $(22,931)      $ (7,572)
                                                                --------       --------       --------       --------

Basic and diluted net loss per share attributable to
  common stockholders:
As reported                                                     $  (0.11)      $  (0.51)      $  (0.75)      $  (3.41)
Pro forma                                                       $  (0.11)      $  (0.56)      $  (0.80)      $  (3.61)


Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted net loss per share attributable to common stockholders is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 7,361,364 and 1,143,847 shares at September 30, 2003 and 2002, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was anti-dilutive.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)


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

Adoption of New Accounting Pronouncement

The Company adopted Statement of Financial Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", during the first quarter of 2003. Accordingly, reclassifications have been made in the Condensed Consolidated Statement of Operations for 2002 to conform to Statement No. 145, such as reflecting as ordinary income the gains on the restructure of trade debt and on the repurchase of beneficial conversion feature upon repayment of convertible debt previously classified as extraordinary.

The Company adopted Statement of Financial Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" during the third quarter of 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, many of which have been previously classified as equity or on the "mezzanine". In accordance with this standard, the Company has classified its mandatorily redeemable Series A preferred stock as a long term liability for all periods presented.

(3) Inventories

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                                                    2003        2002
                                                                                   ------      ------

Raw materials                                                                      $  429      $  197
Work-in-process                                                                       915         443
Finished goods (including consigned inventory of $68 and $101 for the periods
  ended September 30, 2003 and December 31, 2002, respectively)                       198         323
                                                                                   ------      ------

Total Inventory                                                                    $1,542      $  963
                                                                                   ======      ======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                                                 2003        2002
                                                                                ------      ------
Trade accounts payable                                                          $2,424      $3,462
Accrued royalty payments                                                           575         338
Accrued salary and vacation pay                                                    237         240
Accrued interest (including non-cash penalties for delayed registration of
  $272 and $546 at September 30, 2003 and December 31, 2002, respectively)         294         789
Current portion of consulting contract liability                                 1,054          --
Other                                                                              373         316
                                                                                ------      ------

Total accounts payable and accrued expenses                                     $4,957      $5,145
                                                                                ======      ======



(5) Notes and Debentures Payable

The table below summarizes notes and debentures payable activity for the nine months ended September 30, 2003 (in thousands).

                                                                                                        Discount         Net
                                      Balance                                               Balance         at        Balance at
                                      12/31/02    Additions    Payments     Conversions     9/30/03      9/30/03       9/30/03
                                      -------      -------      -------       -------       -------      -------       -------
8% Convertible Notes                  $ 2,985      $   107      $    --       $(3,092)      $    --      $    --       $    --
8.5% Note - LHC Corporation               393           42         (435)           --            --           --            --
10% Convertible Note - BNC Bach           126           --           --          (126)           --           --            --
10% Convertible Debentures -
   Mercator                                --        1,950           --        (1,000)          950         (152)          798
12% Convertible Debenture -
   Bristol Investment Fund, Ltd.          465           --           --          (465)           --           --            --
12% Convertible Debenture -
   Mercator                               850        1,620         (300)       (2,164)            6           (3)            3
                                      -------      -------      -------       -------       -------      -------       -------
Total                                 $ 4,819      $ 3,719      $  (735)      $(6,847)      $   956      $  (155)      $   801
                                      =======      =======      =======       =======       =======      =======       =======


8% Convertible Notes - Various Holders

During the second and third quarters of 2002, the Company issued a series of 8% convertible notes in the aggregate principal amount of $3.125 million. During Q2 2003, the Company issued an additional note representing accrued interest due on one of the previous notes. The notes each had a 24 month term and were convertible into shares of the Company's common stock at the lesser of $3.00 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and were convertible at any time prior to maturity. During the first nine months of 2003, various holders of the 8% convertible notes converted $3,092,000 face value plus accrued interest and $402,000 of liquidated damages resulting from delayed registration into approximately 45.7 million shares of the Company's common stock at conversion prices ranging from $1.014 to $0.077 per share.

The Company was required to file a registration statement for the shares underlying the convertible notes within 30 days of the closing date. The Company did not file a registration statement for those shares until July 8, 2003. As a result of the delayed registration, the Company is required to pay, in cash or stock, at the subscribers' option, liquidated damages in an amount equal to 2% of the note principal for each month of delay. Between July 2002 and September 30, 2003, the Company had recognized an aggregate of approximately $768,000 as liquidated damages attributable to these notes, of which approximately $394,000 was recorded as non-cash interest expense during the first three quarters of 2003. The shares underlying these agreements were included in the Company's S-2 registration statement filed with the SEC that became effective on July 18, 2003.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

8.5% Note - LHC Corporation

On February 28, 2003, the Company and LHC Corporation executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on a December 2001 note between the parties. The terms of the February 2003 note require monthly principal payments of $17,500 plus interest from March 2003 through May 2003, increasing to $35,000 monthly, plus interest, thereafter, until the Company secured at least $5,000,000 in additional financing, at which time the remaining outstanding balance became due and payable. The Company renegotiated the terms of the December 2001 note due to a lack of available funds and to avoid a default. The remaining balance of the note was repaid in September 2003 upon the securing of financing.

10% Convertible Note - BNC Bach

On January 15, 2003, the Company and BNC Bach agreed to extend the maturity date of the 10% Convertible Note to March 17, 2003. On March 17, 2003, the Company and BNC Bach agreed to further extend the maturity date to April 4, 2003. On April 2, 2003, the Company and BNC Bach agreed to extend the maturity date of the Note to May 5, 2003. On April 30, 2003, the Company and BNC Bach amended the conversion price to eliminate a conversion price ceiling of $1.50 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004. No accounting adjustments were required as a result of any of the extensions of the note's maturity. In September 2003, BNC Bach converted the remaining $126,000 face value plus accrued interest into approximately 2.2 million shares of the Company's common stock at a conversion price of $0.0612 per share.

10% Convertible Debentures-Mercator Focus Fund, Mercator Momentum Fund and Mercator Momentum Fund III

On January 13, 2003, when the market price of the Company's stock was $1.95, the Company issued a $1,000,000 10% convertible debenture to Mercator Focus Fund, L.P. ("Focus Fund") pursuant to Regulation S and received net proceeds of $818,000 net of fees and expenses. $308,000 of the proceeds was used to repay the $300,000 October 2002 12% convertible debenture and accrued interest issued to Mercator Momentum Fund L.P. ("Mercator"). The debenture is convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and Focus Fund agreed to extend the registration period until April 4, 2003. On March 31, 2003, when the market price of Calypte's common stock was $0.885, Focus Fund granted the Company an additional 30-day extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Mercator agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. During the third quarter of 2003, Focus Fund converted $422,000 face value plus accrued interest and $52,000 of liquidated damages due to delayed registration into approximately 6.0 million shares of the Company's common stock at conversion prices ranging from $0.07 to $0.09 per share.

On January 29, 2003, when the market price of the Company's stock was $1.68, the Company issued a $450,000 10% convertible debenture to Mercator Momentum Fund ("MMF") pursuant to Regulation S and received net proceeds of $440,000, net of fees and expenses. The debenture is convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and MMF agreed to extend the registration period of the underlying common stock as required in the Registration Rights Agreement until April 4, 2003. On March 31,

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)


2003, when the market price of Calypte's common stock was $0.885, MMF granted the Company an additional extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, MMF agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. During the third quarter 2003, MMF converted $300,000 face value plus accrued interest and $29,000 of liquidated damages due to delayed registration into approximately 2.5 million shares of the Company's common stock at conversion prices ranging from $0.11 to $0.14 per share.

On March 13, 2003, when the market price of the Company's stock was $1.50, the Company issued a $400,000 10% convertible debenture to Focus Fund and a $100,000 10% convertible debenture to Mercator Momentum Fund III, L.P. ("Momentum Fund III"), each pursuant to Regulation S, and received aggregate net proceeds of $400,000, net of fees and expenses. Each debenture is convertible into the Company's common stock at 65% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $2.10. Under the terms of the debenture agreements, Calypte agreed to file a registration statement for the shares of common stock underlying the debentures within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On April 11, 2003, when the market price of Calypte's common stock was $0.735, the Company received an extension until May 5, 2003 in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received an extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Focus Fund and Momentum Fund III agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. During the third quarter of 2003, Focus Fund and Momentum Fund III converted an aggregate of $278,000 face value plus accrued interest and $41,000 of liquidated damages due to delayed registration into approximately 3.9 million shares of the Company's common stock at conversion prices ranging from $0.07 to $0.10 per share.

The Company determined that each of the 10% convertible debentures was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion features as a discount to the face amount of the debentures and is amortizing them over the term of the respective debentures. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount has been charged to interest expense.

12% Convertible Debentures - Bristol Investment Fund Ltd.

Subsequent to the February 14, 2003 effective date of the registration statement on Form S-2/A (No. 6) which registered shares of common stock underlying the 12% Convertible Debentures in the amount of $525,000 that we issued to Bristol Investment Fund, Ltd. ("Bristol") in February 2002, Bristol converted its remaining balance due under the debentures, an aggregate of $465,000 face value, plus accrued interest and $122,000 of liquidated damages due to delayed registration, into approximately 0.9 million shares of the Company's common stock at conversion prices ranging from $0.525 to $0.966 per share during the first half of 2003. The Company recognized approximately $35,000 in non-cash interest expense related to the amortization of the debenture discount for the quarter ended March 31, 2003. The Company recorded an additional $23,000 of non-cash interest expense during the quarter ended March 31, 2003 attributable to liquidated damages for the failure to timely register the shares underlying these debentures prior to the effective date of the registration statement. The debenture discounts were eliminated concurrent with the conversions.


The Company determined that the Bristol 12% convertible debenture was issued with a beneficial conversion feature. Upon conversion of a portion of the debenture, the Company charged the proportionate share of unamortized discount to interest expense.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)


In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock," and the terms of the Class A and Class B warrants issued to Bristol in conjunction with the 12% debentures in February 2002, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the first debenture, which was to be amortized as interest expense over the 24 month term of the debenture. In September 2003, Bristol exercised these warrants. The Company issued approximately 0.5 million shares and received proceeds of approximately $38,000. The Company reclassified the warrant liability to equity at the time of the exercise of the warrants. Until the warrants were exercised, the liability was marked to market through earnings. The Company recorded approximately $37,000 of non-cash interest expense attributable to the re-measurement of the warrant liability for the quarter ended March 31, 2003. The company recorded a $312,000 reduction of non-cash interest expense attributable to the re-measurement of the warrant liability for the quarter ended June 30, 2003.

12% Convertible Debentures - Mercator Momentum Fund

On September 12, 2002, the Company issued a $550,000 12% convertible debenture to MMF. The debenture was convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. This debenture was the first tranche of a $2.0 million commitment that was to become available upon the filing and effectiveness of a registration statement. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 45 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 135 days of the closing date. At December 31, 2002, the Company had obtained an extension of the registration period through February 18, 2003. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and MMF agreed to extend the registration period until April 4, 2003. On March 31, 2003, when the market price of Calypte common stock was $0.885, the Company amended the conversion price to eliminate a conversion price floor of $1.50 per share in return for an extension until May 5, 2003 in which to register the shares of common stock underlying this and certain other Mercator-group financings. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, MMF agreed to further extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and that became effective on July 18, 2003. During the third quarter 2003, MMF converted $550,000 face value plus accrued interest into approximately 4.8 million shares of the Company's common stock at conversion prices ranging from $0.09 to $0.22 per share.

On October 22, 2002, the Company issued a $300,000 12% convertible debenture to MMF. The debenture and related accrued interest was repaid on January 13, 2003 in conjunction with the issuance of a $1,000,000 10% convertible debenture to Focus Fund. Upon the repayment, the Company charged the remaining unamortized amount of the beneficial conversion feature of approximately $271,000 to non-cash interest expense. Additionally, the repayment of this note resulted in the Company effectively repurchasing a portion of the beneficial conversion feature. In situations in which a debt instrument containing an embedded beneficial conversion feature is extinguished prior to conversion, a portion of the debt payment is allocated to the beneficial conversion feature using the intrinsic value of that conversion feature at the extinguishment date. Any residual amount is then allocated to the convertible security with the Company recognizing a gain or loss to remove the remaining liability. The repurchase of the beneficial conversion feature upon repayment of the debenture resulted in a non-cash gain of $128,000, recorded as other income, during the first quarter of 2003.

On April 29, 2003, when the price of the Company's common stock was $0.82, the Company issued a $300,000 12% convertible debenture to MMF and recorded net proceeds of $245,000. The debenture is convertible into the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $1.20. Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received an extension until July 1, 2003 in which to file a registration statement for the underlying shares. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, MMF agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. During the third quarter 2003, MMF converted $294,000 face value plus accrued interest and $11,000 liquidated damages due to delayed registration was converted into approximately 3.5 million shares of the Company's common stock at prices ranging from $0.077 to $0.12 per share.

Pursuant to the Registration Statement filed on July 8, 2003 and effective July 18, 2003, the Company registered shares underlying a 12% convertible debenture for $250,000 which was to be funded upon the filing of the Registration Statement and another for $500,000 to be funded by July 25, 2003 as portions of the September 2002 $2 million commitment by MMF. On July 24, 2003, when the market price for the Company's common stock was $0.115, the Company issued 12% convertible debentures of $250,000 each to Alpha Capital AG, Gamma Opportunity Capital Partners, LP and Goldplate Investment Partners, assignees under the MMF $2 million commitment agreement mentioned above covering these two commitments. The Company had prepaid $75,000 in fees and received gross proceeds of $750,000. A portion of the proceeds were used to repay a $400,000 MMF advance from June 6, 2003, along with a fee of $12,000.

The debentures were convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. During the third quarter 2003, $750,000 face value plus accrued interest was converted into approximately 8.0 million shares of the Company's common stock at a conversion price of approximately $0.09 per share.

On September 1, 2003, when the market price for the Company's common stock was $0.498 per share, the Company issued a $570,000 12% convertible debenture to Marr Technologies BV, the assignee from MMF under the $2 million September 2002 commitment. The debenture is convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion but not less than $0.11 per share. On September 1, 2003, this note was converted into approximately 5.2 million shares of the Company's common stock at a conversion price of $0.11 per share.

The Company determined that the MMF 12% convertible debentures, including those issued to MMF assignees, were each issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company treated the beneficial conversion feature as a discount to the face amount of the debenture and amortized it over the respective term. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount is charged to interest expense.

Beneficial conversion feature amortization and write off

The Company has recorded approximately $1,961,000 in non-cash interest expense through September 30, 2003 attributable to the amortization of the various beneficial conversion features noted above. The aggregate amount of beneficial conversion feature charged to non-cash interest expense upon conversion of the notes and debentures described above through September 30, 2003 is approximately $2,466,000.

(6) Stockholders' Equity (Deficit) Increase in Authorized Shares

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

Private Placement

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

Under the terms of the August 2002 private placement agreement in which the Company issued 266,667 shares of its common stock and received proceeds of $400,000, it agreed to file a registration statement for the shares of common stock and use its reasonable best commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. Under the terms of the agreement, the Company was required to issue, as liquidated damages, 8,333 shares of its common stock for each ten days of delay past November 27, 2002. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. Through the effective date of the Registration Statement, the Company charged an aggregate of $225,000 to additional paid in capital representing the value of 183,333 shares issuable as liquidated damages. On April 1, 2003, when the price of the Company's common stock was $0.849, the Company issued 100,000 shares of its common stock in settlement of accumulated liquidated damages through March 27, 2003, pursuant to the terms of the agreement. On September 19, 2003, when the price of the Company's common stock was $1.43, the Company issued an additional 83,333 shares of its common stock in final settlement of liquidated damages under this agreement.

On July 31, 2003, when the market price of the Company's stock was $0.18 the Company announced that it had entered into a financing agreement with Marr Technologies B.V. ("Marr") in which the Company would issue 8,333,333 restricted shares of its common stock priced at $0.30 for an aggregate of $2.5 million. The Company's stock just prior to the announcement had been trading in a range between $0.11 and $0.12 per share. The agreement contains a 12 month lock-up (holding period) provision. In conjunction with the investment, Marr has the right to nominate two individuals for appointment to the Calypte Board of Directors. The two companies have also signed a Memorandum of Understanding regarding the formation of a joint venture in China, with the intent of creating a platform for distribution and sale of Calypte's products in China. All of Calypte's existing distribution agreements will continue under the terms of this agreement. On September 2, 2003, when the market price of the Company's stock was $0.82, the Company announced that it had entered into an additional $10 million equity financing agreement with Marr in which the Company would issue 20 million restricted shares of its common stock priced at $0.50 per share. This agreement also contains a 12 month lock-up provision.

Warrants, options and stock grants

During 2002, the Company issued warrants and options to purchase stock and stock grants for an aggregate of 1,653,000 shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations, including introductions and arrangements with respect to potential domestic and international product distribution agreements, assistance with international product trials and regulatory qualifications. At December 31, 2002, the consultants had exercised options and warrants to purchase all but 33,333 of the warrants granted. In February 2003, the Company received $50,000 from the exercise of the remaining warrants and issued 33,333 shares of its common stock.

During the first three quarters of 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various legal, business advisory, marketing and distribution functions similar to those entered into during 2002. The Company issued warrants to purchase an aggregate of 4,763,833 shares of its common stock as compensation for these services. During the first three quarters of 2003, the consultants had exercised warrants to purchase 4,563,833 shares of the Company's common stock and the Company had received proceeds of $2,707,000. The warrants were non-forfeitable and fully-vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:

                                                          Low          High
                                                          ---          ----

Exercise price per share                                  $0.080         $1.50
Market price of Calypte's stock on date of issuance        $0.18         $2.01
   Assumptions:
   Expected dividend yield                                  0.0%          0.0%
   Risk free rate of return                                0.92%         1.86%
   Contractual life                                     3 months     24 months
   Volatility                                            131.35%       411.50%
Fair Market Value                                          $0.11         $1.46

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash consulting expense in the amount of $2.8 million attributable to these warrants at the date of grant.

In addition to the warrants and options described above, during the first three quarters of 2003, the Company also issued stock grants for approximately 2,745,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of $2,229,000 based on the market price of the stock on the date of grant.

(7) Subsequent Events

Conversion of debt

During October 2003, the holder of one of the Company's 10% convertible debentures converted approximately $58,000 principal plus accrued interest into approximately 81,200 shares of the Company's common stock at a price of $0.85 per share.

Additional financing

On October 2, 2003, when the market price for the Company's stock was $1.31 per share, the Company issued the final $130,000 of debentures under the $2 million September 2002 12% convertible debenture commitment. During October 2003, $70,000 of principal of these debentures was converted at a price of $0.59 per share and the Company issued approximately 118,400 shares of its common stock.

On November 13, 2003, the Company and Marr Technologies, B.V. ("Marr"), its largest stockholder, entered into an agreement in which Marr has agreed to purchase up to $10,000,000 of 5% Promissory Notes that the Company may issue between February 28, 2004 and May 31, 2004. The agreement will terminate on March 31, 2004, however, if the Company has not listed its common stock on an established stock exchange by that date. The Company may, but is not required to, issue up to the entire $10,000,000 commitment of 5% Promissory Notes under the agreement. Each 5% Promissory Note issued will have a term of 12 months. Proceeds from the issuance of the notes under the agreement may be used for general corporate purposes.

Related Parties

On October 8, 2003, Marr Technologies B.V. filed a Schedule 13D/A and a Form 3 with the Securities & Exchange Commission reporting its ownership of approximately 38.9 million shares of the Company's common stock and, on that basis, identifying itself as a related party to the Company. Based on the number of shares outstanding as of October 31, 2003, Marr owns approximately 28.5% of the Company's outstanding shares of common stock. Further, pursuant to the agreement in which Marr made its initial $2.5 million investment, the Nominating Committee of the Company's Board of Directors recommended on November 10, 2003 that the Company appoint two Marr representatives as members of its Board at a date on or after January 1, 2004, mutually agreeable to the Marr representatives and the Company.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

SEC Inquiry/Absence of KPMG LLP Review of lntercom Financial Statements

The Company was contacted by the San Francisco District Office of the Securities and Exchange Commission (the "Commission") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the Commission regarding the Company. The staff has requested among other things, documents and information related to certain press releases issued by the Company. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violation of law has occurred. The Company is in the process of voluntarily providing information sought by the Commission and intends to cooperate with the Commission in connection with its informal inquiry. Independently, the Company's Audit Committee is investigating the matter and intends to make recommendations, if applicable, to the board of directors. Calypte's independent auditors, KPMG LLP, have informed the Company that they will not complete their quarterly review until such time as the Company's Audit Committee completes its investigation and the same is reviewed by KPMG LLP. The interim financial statements contained in a Form 10-QSB are required to have been reviewd under Statement of Auditing Standard No: 100 ("SAS 100") by an independent public accountant pursuant to item 310(b) of the SEC's Regulation S-B. The Company intends to amend this Form 10-QSB when that review is completed by KPMG LLP.

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

         o        developments with respect to patents or proprietary rights;

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

         o our ability to obtain additional financing as necessary to fund our long-term business plans;

         o        fluctuations in market demand for and supply of our products;

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

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of November 1, 2003, and Calypte undertakes no duty to update this information. Should events occur subsequent to November 1, 2003 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 38 of this Form 10-QSB.


                                    Overview

Calypte  is  refocusing  its  efforts  to  expand  the  acceptance  of  its  HIV urine-based and serum-based diagnostic tests. We are developing a urine-based HIV screening test in a rapid-test format as well as a serum-based HIV rapid screening test. Additionally, we are investigating potential urine-based diagnostic tests for other diseases. Since 1998, following FDA approval for both the screening and supplemental tests, we have been marketing and selling in the U.S. the only available FDA-approved urine-based HIV testing method. We have received regulatory approval to sell our urine-based screening test in the Peoples' Republic of China, Malaysia, Indonesia, and in parts of Africa. None of the FDA-approved tests that we currently sell are rapid tests. We are now actively working to complete our HIV rapid test products - finalizing their development leading to clinical testing and trials - to obtain requisite regulatory approvals to introduce these products in these countries, as well as in additional international markets. We have also recently filed an Investigational Device Exemption ("IDE") for an HIV blood rapid product and plan to file an IDE for an HIV urine rapid product. These filings are the first steps on obtaining U.S. FDA approval. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, or from other new products we may develop or introduce.

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

During the second quarter of 2003, we appointed a new President and Chief Operating Officer who is directing an initiative to critically reassess our current and long-term business plan and capital requirements. While the re-evaluation of our business plan is on-going, we have identified and begun to implement certain critical components:

         o We have significantly strengthened our financial position with the receipt of an aggregate of $12.5 million in new investment financing in two third-quarter 2003 transactions with Marr Technologies, B.V. ("Marr"). Based on this investment, debt conversion and purchase of shares in the market, Marr now owns slightly less than one-third of our outstanding common stock and has identified itself publicly as a related party. Additionally, we expect to appoint two Marr representatives as members of our Board of Directors shortly. This strategic relationship and the financing received as a result of it has resolved one of the long-standing and critical impediments to our progress.

         o We will continue to address international markets utilizing resident diagnostic product distributors and we will also seek new distribution platforms. During the third quarter, we signed a Memorandum of Understanding with Marr and plan to establish a joint venture in China that is intended to manage the increase in demand in that area. We are pursuing additional international distribution opportunities as funding from the federal government's AIDS initiatives and related humanitarian organization financing provides funds for testing in lesser-developed countries where the HIV infection is epidemic. During the third quarter, we received regulatory approval to distribute our current FDA-approved tests in substantial African markets, including Kenya, and we plan to set up international manufacturing operations and conduct clinical trials leading to approvals for our rapid tests currently under development. Our initial international focus is on key African markets and in China.

         o        We  continue  to  plan  the  expected   consolidation  of  our
                  manufacturing operations in a single facility at our Rockville, Maryland location and have begun the necessary build-up of inventory at our Alameda site to ensure a supply of FDA-approved product during the transition. Rockville's FDA-approved facility has the capacity, with only minor modifications, to satisfy the manufacturing requirements for both our current urine-based screening EIA test and our supplemental urine and serum Western Blot tests, as well as the requirements for our anticipated rapid tests currently under development. While the consolidation of our manufacturing operations, when completed, will eliminate approximately $1 million of annual expense, including approximately $500,000 in annual occupancy costs, and eliminate certain inefficiencies and redundancies within our manufacturing structure, we are also evaluating the potential to outsource the manufacture of our screening test to other ELISA manufacturers who would have the excess capacity to manufacture it, rather than add the required infrastructure for its manufacture to Rockville. In this evaluation, we would also consider divestiture of our ELISA-based business. The Alameda facility winddown will be completed by the summer of 2004.

         o We also continue our efforts to achieve the consolidation of our domestic sales and marketing efforts under a single distributor. We have terminated an earlier diffused strategy of using direct selling to market our urine-based HIV-1 tests to reference laboratories serving the life insurance market, non-exclusive distributors to market our serum Western Blot test, and selected marketing partners to penetrate other targeted domestic markets. We are currently in negotiations with a distributor for exclusive distribution rights, to market all of our products domestically.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Guidance

We projected third quarter 2003 revenues to be in the range of $900,000 to $1,000,000. Revenue for the third quarter was $897,000. Although we are adding new customers, achieving regulatory approvals and making in-roads on what we believe to be significant international contracts, our experience indicates that the approval, selling and delivery cycle generally takes six months or more before we recognize incremental revenue from those additions. We are currently projecting fourth quarter 2003 revenues to be approximately equal to those of the third quarter, or approximately $900,000 to $1,000,000. Domestically, we anticipate a modest increase in sales to LabOne as a result of the recently negotiated multi-year contract for their purchase of our urine-based HIV tests for use in the life insurance industry. Internationally, we have achieved certain approvals for our current urine-based screening tests that we believe will facilitate the acceptance of our urine rapid products in 2004, however we anticipate minimal revenues from international sales of our current products in the fourth quarter of 2003.

We enter 2004 having filed our IDE for our blood-based rapid HIV diagnostic test in the US in November 2003 and beginning international clinical trials. We have initiated the process to establish offshore manufacturing necessary to produce lots for clinical trials and evaluations and expect that this can be substantially completed during the first quarter of 2004. While we cannot estimate the regulatory process or acceptance process in certain international markets, particularly China and Africa, we are encouraged by the interest we have received for our rapid urine product. We believe that the primary growth in revenues will come from sales of our urine and serum HIV screening tests in the new rapid format, and primarily from sales in China, Africa, and in other locales where HIV infection is pandemic and that are funded from governmental and humanitarian sources worldwide that are now enabling a focus on diagnosis and treatment. The key to our penetration of the Chinese market will hinge on the success of our planned joint venture with Marr. Early indications, based on meetings with high-level Chinese authorities in which both we and Marr representatives or contacts have participated, lead us to expect that we will generate significant revenues from the sale of our urine rapid test following the completion of our regulatory submission and the receipt of regulatory approval in China during 2004. In Africa, we have recently visited local hospitals and voluntary testing centers to determine how to proceed with our current approvals, such as that received in Kenya. As a result of these visits, we have determined that most of these installations, due to their limited infrastructure, can best utilize our HIV urine rapid test. Even though many centers might prefer the advantages of urine testing, there is negligible demand for our current urine EIA screening test as the clinics and testing centers would prefer to wait for the availability of our announced rapid test products than implement procedures applicable to the current lab-based urine testing alternative. Currently, we are initiating clinical studies to finalize the product platforms and to obtain the necessary approvals in key African countries such as Kenya and South Africa. Additionally, we are exploring opportunities for contract manufacturing in certain international locations utilizing existing rapid manufacturers. We believe that our rapid products will be available in Africa no later than the summer of 2004. We believe we have demonstrated the clinical efficacy of the rapid product, as demonstrated by the filing of the Investigational Device Exemption ("IDE") for our serum-based rapid HIV test. We intend to file the IDE for our urine-based rapid test sometime next year, and subsequently have that product available for international distribution.

The $12.5 million investment by our strategic partner, Marr, has enabled us to pursue the initiatives necessary to attain the milestones discussed above. In addition to this investment, we have also entered into another agreement with Marr in which Marr has agreed to purchase up to $10,000,000 of 5% promissory Notes that we may issue between February 28, 2004 and May 31, 2004. The agreement will terminate on March 31, 2004, however, if we have not listed our common stock on an established exchange by that date. We may, but are not required to, issue up to the entire $10,000,000 commitment of 5% Promissory Notes under the agreement. Each note issued under the agreement will have a term of 12 months. Proceeds from the notes issued under the agreement may be used for general corporate purposes. We believe that the previous investment plus access to this facility, if required, will enable us to achieve the product introduction milestones described above, contribute to the funding of our domestic rapid product initiatives, and provide the liquidity necessary should any delays in the production, sales or regulatory pipeline occur.

Our operating cash burn rate for nine months ended September 30, 2003 is approximately $1.1 million per month. Our working capital of approximately $6.5 million at September 30, 2003 would, therefore, support this burn rate for approximately 5 months. However, we also have access to $10 million under the Marr Promissory Note agreement. Based on our current operating results, and without considering the impact of our rapid products described above, our current working capital plus funds available under the Marr agreement would support our burn rate at current levels for a period of 15 months, or until the first quarter of 2005.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

There can be no assurance that our rapid products will successfully pass the clinical trials and achieve commercial acceptance in one or more countries where we are seeking approval and planning product introductions. There can be no assurance that we will achieve or sustain significant revenues from sales of our HIV urine screening assay or supplemental tests, or from other new products we may develop or introduce. Further, there can be no assurance that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues or that our business plan or manufacturing consolidation will be successful and completed on the predicted schedule. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future. In such a case, we will require additional financing to sustain our operations and there can be no assurance that additional financing would be made available to us on a timely basis or that the additional capital that we might require would be available on acceptable terms, if at all. The terms of a subsequent financing might involve a change of control and/or require stockholder approval, or require us to obtain waivers of certain covenants that are contained in existing agreements. Further, if additional financing that might become necessary is not available when required or is not available on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

The Company's independent auditors continue to issue an opinion for the years ended 2002 and prior indicating that its recurring losses from operations, its working capital deficit and its accumulated deficit raise substantial doubt about its ability to continue its business operations as a going concern. While the Company believes that recent financing agreements and current resources provide adequate resources to fund its operations until it reaches sustainable profitability and positive cash flows, there can be no assurance that such resources will be adequate. In the absence of adequate resources from current working capital and existing financing commitments, the Company will need to raise additional capital to sustain its operations. In that case, there can be no assurance that the additional capital that it requires will be available on acceptable terms, if at all. Any failure to secure such required additional financing would place the Company in significant financial jeopardy. There can be no assurance that the Company will be able to achieve expanded acceptance of or realize significant revenues from its current or potential new products or that it will achieve significant improvements in the efficiency of its manufacturing processes. In addition, there can be no assurance that the Company will achieve or sustain profitability or positive cash flows in the future.


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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Results of Operations

The following represents selected financial data (in thousands):

                                                         Three months Ended            Nine months Ended
                                                           September 30,                 September 30,
                                                    ----------------------------- -----------------------------
                                                           2003           2002           2003           2002
                                                           ----           ----           ----           ----
Total revenue                                         $     897        $   493     $    2,430        $ 2,861
Product costs                                             1,750          1,542          4,714          4,569
                                                          -----        -------       --------        -------

   Gross Margin                                            (853)        (1,049)        (2,284)        (1,708)

Operating expenses:
   Research and development                                 304            219            953            640
   Selling, general and administrative                    2,754          1,565         12,371          4,867
                                                        -------        -------        -------        -------
     Total operating expenses                             3,058          1,784         13,324          5,507
                                                        -------        -------       --------        -------

   Loss from operations                                  (3,911)        (2,833)       (15,608)        (7,215)

Interest (expense) income, net (primarily
   non-cash for all periods)                             (3,282)         1,326         (6,054)        (1,210)

Gain on settlement of debt                                   --             --             --          1,319

Other income (expense)                                      (30)            12            174             33
                                                      ----------     ---------      ---------      ---------

   Loss before income taxes                            $ (7,223)      $ (1,495)    $  (21,488)    $   (7,073)
                                                        ========       ========     ==========     ==========


Customer Trends

HIV-1 Urine Test Sales Sales of our urine HIV-1 screening test accounted for 45% and 60% of our total sales for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively. Sales of our urine Western Blot supplemental test accounted for approximately 4% of calendar year 2002 revenue and approximately 5% of revenue for the first three quarters of 2003. The impact of the second quarter 2002 announcement of our possible cessation of operations caused many customers to modify their traditional product purchase patterns during 2002. The increase in the sales of our urine screening and supplemental tests as a proportion of total sales in 2003 is primarily the result of (1) these altered order patterns in 2002, and (2) a decrease in sales of serum Western Blot sales primarily as a result of a change in distributors. We expect, however, that our urine screening tests, primarily in a rapid format will comprise an increasing proportion of our sales in the future, as we expand our distribution of these products internationally.

     Domestic Sales Sales of our HIV-1 screening test to domestic life insurance reference labs accounted for 85% of screening test revenue for calendar year 2002 and 86% of screening test revenue in the first three quarters of 2003. These reference lab sales were distributed between four labs in both periods. Individual lab sales as a percentage of total reference lab sales ranged from 2% to 59% in calendar year 2002 and from 3% to 58% in the first three quarters of 2003, with LabOne being the largest of the four in both periods. In October 2003, the smallest of the above mentioned reference

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

     labs was acquired by LabOne, bringing the number of labs to which we sell down to three. We do not expect this to have a material effect on our sales to reference labs. Although we sell our product to the reference labs, we market our HIV-1 urine screening test to both the reference labs and indirectly to over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one lab to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference labs must use our testing products to satisfy the demand of insurance companies desiring urine testing. Based on our recent multi-year agreement with LabOne, we do not expect to lose LabOne, or any other reference lab, as a customer. However, should such a loss occur, the insurance companies using urine-based testing in their policy underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. We could, however, potentially lose a significant amount of business because insurance companies that rely on this large lab could switch to another form of testing, either blood or oral fluid, and remain with LabOne. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in either period. During the third quarter of 2003 we eliminated the sales force that had focused on this diverse and disaggregated market. We are evaluating the consolidation of our US sales effort under a single distributor. This would not change our commitments with the reference labs. While our evaluations of the consolidation or outsourcing of our EIA screening test are ongoing, as discussed in the Overview to this Item 2, at this time we do not expect that the result will affect our domestic trends. However, any disruption in the supply of this sole-source product would force our customers to find alternative testing solutions - either blood or oral fluid. In such a situation, it is unlikely that we could subsequently regain a material amount of this business. Sales of our urine Western Blot test are generally made to the same customers who purchase the urine-based screening test.

     International Sales International sales of our urine-based screening test are not currently a material component of our revenue, but we are forecasting increases in 2004 from the international distribution of our urine-based rapid testing algorithm curently uner development. The timing of these revenues is contingent upon completing our evaluations and clinical trials, establishing manufacturing and obtaining the necessary regulatory approvals, as more fully discussed in the comments on Guidance earlier in this Item 2. Our primary focus is currently on developing or expanding distribution relationships, primarily for our new rapid format tests in China, including the establishment of a joint venture with Marr, and in Africa. Our current plans in Africa have been focused on sales opportunities in Kenya, Uganda and Botswana. South Africa is a key point of focus for clinical testing and approval and as an option for local manufacturing. We have not been active with the Safe Blood for Africa Foundation, with whom we have a memorandum of understanding that will expire in December 2003. We may consider reviewing that relationship when we have a urine rapid product available, but we have had no discussions on that subject at this time. Our distribution agreement with our initial Chinese distributor requires the purchase of at least $3 million of ELISA-based tests during the two-year term of the agreement. We are in the process of forming a joint venture with Marr, where the focus will largely be for our urine rapid products curently under development. Although we resumed shipments of our EIA product to our initial disributor in the third quarter of 2003, the anticipated introduction of our rapid product is expected to impact the ability of this distributor to meet a $3 million EIA test commitment.

     The World Health Organization serves as both a quasi-regulatory body and a potential funding source for many countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of our products. We have submited our urine-based ELISA testing products for evaluation and acceptance by WHO and also expect to submit our rapid tests curently under development at the appropriate time. Based on our August 2003 meeting with WHO, and in light of the completed WHO Phase 1 trials for our HIV-1 EIA test and urine Western Blot tests and the significant costs and resources that would be required to implement Phase 2 WHO field trials, the WHO verbally agreed to formulate an opinion on the urine algorithm that takes into account the results of its already conducted Phase I evaluation as well as accumulated data from other trials and evaluations performed around the world. Although they have not provided a timeframe to review the documents, we submitted our report substantiating the technology in late September 2003. The data encompasses over 34,000 samples from a variety of testing environments in 10 countries, including the US. While acceptance of a urine product by WHO and completion of their process is positive, our evaluation, based upon our recent visits in Africa following the receipt of local regulatory approvals such as that received in Kenya for our urine EIA product, is that it is more practical for these countries to focus on the urine rapid product, particularly with the expectation on their part, and ours, that the rapid product will be available for distribution in 2004. Our international focus going forward is on rapid products and we intend to work with WHO to facilitate their evaluation of those products.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Serum Western Blot Sales Sales of our serum based Cambridge Biotech HIV-1 Western Blot supplemental test kit accounted for 43% of our revenues for the year ended December 31, 2002 and 33% of our revenues for the first three quarters of 2003. We sold this test to bioMerieux Inc. prior to our wind down and restart in the second quarter of 2002, but bioMerieux has not purchased this product from us since the restart of our operations in May 2002. Sales to bioMerieux accounted for approximately 18% of total revenue for the year ended December 31, 2002. Although there is limited competition in the supplemental testing market, we have not yet been able to rebuild market share and revenues to previous levels absent the sales to bioMerieux. We signed a new distributor for this product whose sales during the second half of 2002 represented approximately 5% of our full year 2002 revenues and whose sales in the first three quarters of 2003 represented over 6% of our total revenues for that period. Additionally, certain customers who had previously purchased our serum Western Blot from bioMerieux now purchase directly from us. Nevertheless, the loss of serum Western Blot sales to bioMerieux has had an adverse impact on revenues. Further, while at this time our consolidation and outsourcing evaluations with respect to the urine EIA product do not impact the serum Western Blot product, there can be no assurance that the final results will not impact the financial viability of this product and our ability to maintain it on a long-term basis. Furthermore, while the Western Blot is key in the FDA-regulated testing algorithm today, it is unclear if, or when, rapid testing may substantially replace ELISA-based testing. If that trend occurs, the need for Western Blot supplemental tests may also be significantly reduced or eliminated.

Three Months Ended September 30, 2003 and 2002

Third quarter 2002 results were significantly impacted by the announcement of our shut down and subsequent restart of operations during the second quarter of 2002. While we restarted our operations toward the end of the second quarter
2002, full production only resumed near the end of the third quarter 2002. Overall, third quarter 2002 results reflect costs associated with bringing our production facilities back to full capacity, but because we had depleted our inventories prior to the wind down to satisfy customers desiring to stock up on our products and our production of saleable inventory did not commence until the end of the quarter, sales during the third quarter were minimal.

Revenues for the third quarter of 2003 increased by 82% or $404,000, from $493,000 for the third quarter of 2002 to $897,000 for the third quarter of 2003. As described above, sales during the third quarter of 2002 were minimal due to the impact of our announced shut down on both our customers' buying patterns and on our production capabilities. Additionally, in the third quarter of 2003, we completed a significant shipment to our distributor in China.
Although third quarter 2003 revenue from the sale of our urine-based HIV screening test increased by over two and a half times compared to third quarter 2002 sales, test volume increased nearly by 4 times. This differential reflects the impact of the lower unit price on the sale to our Chinese distributor compared to the price charged to domestic lab customers. Sales of our serum-based HIV supplemental tests increased $64,000 or 28.9%, from $220,000 to $284,000, compared with third quarter of 2002, again primarily due to limited product availability during the comparative period in 2002.

Gross margin on sales was -95% for the third quarter of 2003 versus -213% for the third quarter of 2002. Factors contributing to the increased gross margin include limited availability of inventory for sale until late in the third quarter of 2002 as a result of the mid-2002 wind down and restart of operations; a reduction in royalty expense due to a settlement in stock of the minimum royalty payments due to one patent licensor during the third quarter of 2003 as well as increased sales versus the comparable prior period. At our current production levels, a significant portion of our manufacturing costs are essentially fixed to remain compliant with good manufacturing practices and FDA requirements and our current sales level does not cover these costs. In the third quarter of 2003, we reached an agreement with one of our patent licensors in which the licensor accepted stock valued at less than the contractual minimum liability under the agreement in satisfaction of the minimum annual royalty for 2003 and 2004. We are expensing the value of the stock over the two-year period of the agreement. We did not accrue a minimum royalty liability to this licensor during 2002 as a result of an earlier settlement.

Research and development expense increased $85,000 or 39% from $219,000 in the third quarter of 2002 to $304,000 in the third quarter of 2003. The increase is primarily attributable to an increase in staffing levels as well as to costs associated with the acquisition of specimens and product prototypes required for clinical trials for our rapid test initiatives.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses increased by $1,189,000, or 76%, from $1,565,000 in the third quarter of 2002 to $2,754,000 in the third quarter of 2003. The increase is primarily attributable to an aggregate of approximately $953,000 in additional consulting expense attributable to various investor relations, strategic planning, business development, marketing and operating initiatives. $1.2 million of third quarter 2003 expense is non-cash and is related to the issuance of stock, warrants and options to various consultants and other third party firms. Additional components of the increased expense are increased travel expenses incurred for international business development and estimated severance and closure costs accrued in connection with the announced shutdown of the Alameda manufacturing facility during Q2 2004.

The loss from operations increased by $1,078,000, from $2,833,000 in the third quarter of 2002 to $3,911,000 in the third quarter of 2003, primarily as a result of the increase in selling, general and administrative expenses offset by the increase in gross margin.

Net interest expense increased by $4,607,000, from negative $1,325,000 for the third quarter of 2002 to $3,282,000 for the third quarter of 2003. Non-cash interest expense of $3,168,000 for the third quarter of 2003 related to both the amortization and proportional write off upon conversion of deferred offering costs, note and debenture discounts and penalties for delayed registration of the shares underlying the convertible debentures and other instruments used to finance our restart since mid-2002. Non-cash expense of ($1,475,000) in the third quarter of 2002 related primarily to a write down in the value of the liability associated with warrants for 456,667 shares of the Company's common stock issued in conjunction with a financing completed in the first quarter of 2002.

Nine Months Ended September 30, 2003 and 2002

Revenues for the first three quarters of 2003 decreased by 15% or $431,000, from $2,861,000 for the first three quarters of 2002 to $2,430 000 for the first three  quarters  of 2003.  In early  2002,  certain of our  customers,  who were concerned about our continued viability following the announcement of our potential cessation of operations, significantly increased their orders. The decrease in revenue for 2003 compared to that of the previous period results primarily from the impact of this stockpiling in early 2002 and from the discontinuation of purchases by our former primary serum Western Blot distributor following our wind down and restart. Sales of Calypte's urine-based HIV screening test in the first three quarters of 2003 increased by $241,000 or 20%, from $1,224,000 to $1,465,000, compared with sales in the first three quarters of 2002. Sales of Calypte's urine-based HIV screening test to domestic life insurance reference laboratories increased 14% compared with the comparable period in 2002. International sales of our screening test increased nearly five fold from $34,000 for the first three quarters of 2002 to $165,000 for the first three quarters of 2003, primarily due to a large shipment to China completed in the third quarter of 2003. Direct sales of the screening test were insignificant in both periods. Sales of Calypte's urine supplemental test decreased $8,000 or 6%, from $133,000 to $125,000. Sales of serum HIV supplemental tests decreased $434,000 or 35%, from $1,240,000 to $806,000, compared with first three quarters of 2002, primarily due to the change in primary distributors during 2002 as a result of our wind down and restart. Additionally, 2002 revenues also included a $220,000 sale of antigen, a component of our manufacturing process, to another manufacturer that was interested in stockpiling quantities of that material. We have not sold antigen during 2003.

Gross margin on sales was -94% for the first three quarters of 2003 versus -60% for the first three quarters of 2002. At our current production levels, a significant proportion of our manufacturing costs are essentially fixed to remain compliant with good manufacturing practices and FDA requirements and our current level of revenue does not cover these costs. In this situation, the decrease in revenues between the periods clearly has the effect of reducing our margin. Additionally, the antigen sales we recorded in 2002 have a higher incremental margin than our finished products, which also negatively impacts the margin comparison for 2003. Additionally, prior to the restart of our operations in 2002, we allocated a portion of occupancy costs at our Rockville facility to general and administrative expense as costs of excess capacity. Following our restart, all of the overhead costs associated with our Rockville operation are included in product costs, which also has a negative impact on the margin comparison between periods. Also contributing to the reduction in gross margin is an increase in royalty expense, primarily related to the increase in screening test sales, on which the royalty rate is higher than on our supplemental tests. Further, during the third quarter of 2003 we reached an agreement with one of our patent licensors in which the licensor accepted stock in satisfaction of the minimum annual royalty for 2003 and 2004. We are expensing the value of the stock over the two-year period of the agreement. We did not accrue a minimum royalty liability to this licensor during 2002 as a result of an earlier settlement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Research and development expense increased $313,000 or 49% from $640,000 in the first three quarters of 2002 to $953,000 in the first three quarters of 2003. The increase is primarily attributable to an increase in staffing and to costs associated with the acquisition of specimens and product prototypes required for clinical trials for our rapid test initiatives.

Selling, general and administrative expenses increased by $7,504,000, from $4,867,000 in the first three quarters of 2002 to $12,371,000 in the first three quarters of 2003. Approximately $6.4 million of the increase is attributable to non-cash expense recorded in connection with the issuance of warrants and options to various consultants providing investor relations, business development, marketing and operational effectiveness services and other third party firms willing to accept stock, warrants or options in lieu of cash for their services. Other components of the increase include compensation and benefit expense increases resulting from additional headcount as compared to the previous period, severance costs related to the management, sales and marketing reorganization during the second quarter of 2003, increases in insurance and business development-related travel expenses as well as an accrual for estimated severance and closure costs in connection with the announced shutdown of the Alameda manufacturing facility during the second quarter of 2004.

The loss from operations increased by $8,393,000, from $7,215,000 in the first three quarters of 2002 to $15,608,000 in the first three quarters of 2003, primarily as a result of the decrease in sales and the increase in selling, general and administrative expenses.

Net interest expense increased by $4,844,000, from $1,210,000 for the first three quarters of 2002 to $6,054,000 for the first three quarters of 2003. Non-cash interest expense of $5,655,000 for the first three quarters of 2003 related to both the amortization and proportional write off upon conversion of deferred offering costs, note and debenture discounts and penalties for delayed registration of the shares underlying the convertible debentures and other instruments used to finance our restart since mid-2002. Non-cash expense of $997,000 in the first three quarters of 2002 related primarily to amortization of equity line offering costs, and amortization of deferred offering costs and debenture discounts on the convertible securities that provided our restart financing.

In the first quarter of 2002, Calypte recognized a gain of $1,319,000 as a result of restructuring certain of its trade indebtedness. In accordance with the provisions of Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", Calypte is reporting this gain as other income, rather than as an extraordinary item as it was reported in 2002. Other income for the first three quarters of 2003 includes primarily the non-cash gain on the repurchase of the beneficial conversion feature recorded in connection with the repayment of the $300,000 12% Mercator debenture in the first quarter as well as a gain on settlement of litigation related to trade payables.

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

In August 2001, the Company executed a promissory note in the amount of $400,000 to LHC Corporation, the parent company of its then-largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The note was subsequently extended after September 14, 2001 and in December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. This note required interest payable at 8.5% and was due in installments of $200,000 on February 28, 2002 and $35,000

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

per month thereafter until paid in full, plus accrued interest. The repayment terms of the note were renegotiated in February 2002. The amended note required payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raised at least $2 million in external financing, not including the Bristol 12% convertible debentures and warrants discussed below. If there was a remaining balance under the note upon the Company's obtaining proceeds of at least $2 million of external financing, the Company was obligated to repay $200,000 on the note and should any balance on the note remain thereafter, the Company was obligated to continue monthly payments of $35,000 until the note was repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until 30 days after the effective date of the Company's registration statement for the 12% convertible debentures, at which time the Company was required to make a $200,000 payment and to resume making monthly payments of $35,000. The registration statement became effective on February 14, 2003. No payments were made on this note from February 2002 through February 2003. On February 28, 2003, the Company and LHC Corporation executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the Decdember 2001 note. The payment terms require monthly principal payments of $17,500 plus interest from March through May 2003, increasing to $35,000 monthly, plus interest, thereafter, unless and until the Company secures at least $5,000,000 in additional financing, at which time the remaining outstanding balance is due and payable. The Company has made all required payments under the terms of the February 2003 renegotiated note. The Company renegotiated the terms of the December 2001 note due to a lack of available funds and to avoid a default. The remaining balance of the note was repaid in September 2003 upon the securing of financing.

On August 23, 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company's common stock over a twenty-four month period. The initial closing of the transaction occurred on October 19, 2001. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund is obligated to purchase shares of the Company's common stock. This facility operates similarly to the previous equity line facility employed earlier in the year. The purchase price of the common stock purchased pursuant to any draw down under this facility is equal to 88% of the daily volume weighted average price of the Company's common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant pursuant to Regulation S to the investment fund to purchase up to 139,743 shares of common stock at an exercise price of $8.229 per share. On October 26, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 1,000,000 shares of common stock that it may issue in conjunction with the equity line facility and the warrant. From the time the Registration Statement became effective in November 2001 through the present, the Company has issued a total of 855,776 shares of its common stock at an average price of $3.93 per share and received net proceeds of approximately $3.2 million after deducting expenses of the transactions. The facility expired in October 2003 with 633 registered shares remaining available for sale.

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

Subsequently, beginning in 2002, the Company negotiated several new financings from which, through October 31, 2003, it has raised approximately $21.6 million in gross proceeds. The following table summarizes these financings by major category and the subsequent table provides the details of these financings.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


           SUMMARY OF FINANCINGS - JANUARY 1, 2002 TO OCTOBER 31, 2003


                                                                               Total
                                                 Gross                        Shares      Restricted
       Financing Source                       Proceeds    Net Proceeds    Issued (1)     Shares  (2)
       ----------------                       --------    ------------    ----------     -----------
       Bristol 12% Convertible                   $ 562          $  505       1,476.1              --
          Debentures and Warrants
       8% Convertible Notes                      3,232           2,594      45,956.6        10,737.8
       Other Restart Financings                    750             730       3,987.9           964.6
       Mercator 12% and 10% Debentures           4,550           3,650      34,153.4        12,569.5
       Marr Private Placements                  12,500          11,900      28,333.3        28,333.3
                                              --------        --------     ---------        --------
                                              $ 21,594        $ 19,379     113,907.3        52,605.2
                                              ========        ========     =========        ========


----------------

       (1) At October 31, 2003, the investors have converted all but approximately $958,000 of principal of the convertible notes and debentures issued since February 2002. Based on current market prices, the Company would be required to issue approximately 1.2 million additional shares of its common stock if the investors elected to convert their remaining debentures at this time.

       (2) Based on information supplied by the Company's transfer agent as of September 30, 2003. Certain of these shares may be eligible for resale under Rule 144 now or at various dates in the future. As of September 30, 2003, approximately 40% of the Company's outstanding shares, or approximately 54.5 million shares, were restricted. In addition to the amounts summarized here, certain vendors, consultants and other parties who have agreed to accept our common stock in lieu of cash hold an additional 2.0 million restricted shares.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


           DETAIL OF FINANCINGS - JANUARY 1, 2002 TO OCTOBER 31, 2003

                                                                                             Calypte           Shares
Financing Type and                  Conversion      Gross         Net        Transaction     Closing         Issued/ $
Investor (1)                          Feature      Proceeds     Proceeds        Date          Price       Redeemed (2)(3)
------------                          -------      --------     --------        ----          -----       ---------------
12% Convertible Debenture and          Lesser of   $   425                      2/11/02          $7.50       1,019.4/ $525
Warrants                              (i) 60% of       100                      5/10/02          $0.90
                                                       ---
Bristol Investment Fund, Ltd.        the average   $   525          $468
                                     of 3 lowest
                                     closing bid
                                      prices for
                                         22 days
                                       preceding
                                      conversion
                                    or (ii)$1.50


Class A Warrant                        Lesser of        $4            $4        2/11/02          $7.50            56.7/ N/A
                                      (i) 70% of
                                     the average
                                     of lowest 3
                                         trading
                                      prices for
                                         20 days
                                       preceding
                                      conversion
                                    or (ii)$3.45

Class B Warrant                        Lesser of      $ 33          $ 33        2/11/02         $ 7.50             400/ N/A
                                                      ----          ----                                           --------
                                      (i) 70% of
                                     the average
                                     of lowest 3
                                         trading
                                     pricing for
                                         20 days
                                       preceding
                                      conversion
                                         or (ii)
                                          $6.45.

     Total Bristol                                    $562          $505                                      1,476.1/ $525
                                                      ====          ====                                      =============

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES



                                                                                             Calypte           Shares
Financing Type and                  Conversion      Gross         Net        Transaction     Closing         Issued/ $
Investor (1)                          Feature      Proceeds     Proceeds        Date          Price       Redeemed (2)(3)
------------                          -------      --------     --------        ----          -----       ---------------
8% Convertible Notes
--------------------                   Lesser of
Alpha Capital Aktiengesellshaft     (i) $3.00 or      $500                      5/24/02         $3.60         7,260.7/ $500
                                     (ii) 70% of
Stonestreet Limited Partnership      the average      $500                      5/24/02        $ 3.60         7,075.7/ $500
                                        of the 3
Filter International Ltd.                 Lowest      $150                      5/24/02        $ 3.60         2,452.4/ $150
Camden International Ltd.             trades for      $350                      5/24/02        $ 3.60         5,279.1/ $350
                                         30 days
Domino International Ltd.              Preceding      $150                      5/24/02        $ 3.60         1,767.4/ $150
Thunderbird Global Corporation        Conversion      $ 75                      5/24/02        $ 3.60          1,083.1/ $75
BNC Bach International Ltd.                           $200                      5/24/02        $ 3.60         2,463.8/ $200
Excalibur Limited Partnership                         $200                      5/24/02        $ 3.60         1,678.9/ $200
Standard Resources Ltd.                               $100                      5/24/02        $ 3.60         1,542.5/ $150
SDS Capital International Ltd.                        $300                      7/10/02        $10.20         4,062.1/ $300
Camden International Ltd.                             $100                      7/10/02        $10.20         1,707.9/ $100
Excalibur Limited Partnership                         $250                      7/24/02        $ 6.60         4,238.3/ $250
Stonestreet Limited Partnership                       $250                      8/21/02        $ 3.90         4,042.2/ $250
Alpha Capital Aktiengesellshaft                       $107                       5/9/03        $ 0.63         1,302.5/ $107
                                                      ----                                                    -------------

   Total 8% Convertible Notes                       $3,232        $2,594                                   45,956.6/ $3,232
                                                    ======        ======                                   ================

Other Restart Financings:

10% Convertible Note
--------------------
BNC Bach International Ltd.           50% of the     $ 150       $ 150        5/14/02             $4.20       3,485.4/ $150
   (Note: on 7/14/02 the            average of 3                                              $10.80 on
   maturity date was extended             lowest                                               7/14/02;
   until 12/31/02; on December       closing bid                                               $1.92 on
   27, 2002, the maturity date        prices for                                              12/27/02;
   was extended until January            22 days                                               $1.80 on
   15, 2003; on January 15,            preceding                                               1/15/03;
   2003 the maturity date was         conversion                                               $1.50 on
   extended until March 17,                                                                    3/17/03;
   2003, on March 17, 2003 the                                                                 $0.99 on
   maturity date was extended                                                                    4/2/03
   until April 4, 2003; on                                                                     $0.75 on
   April 2, 2003, the maturity                                                                  4/30/03
   date was  extended until May
   5, 2003; on April 30, 2003,
   the maturity date was
   subsequently extended until
   May 10, 2004)(5)

8% Convertible Debentures
-------------------------
Su So                                 80% of the     $ 100          $ 90        6/17/02         $4.20        36.7 (4)/ $100
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                             Calypte           Shares
Financing Type and                  Conversion      Gross         Net        Transaction     Closing         Issued/ $
Investor (1)                          Feature      Proceeds     Proceeds        Date          Price       Redeemed (2)(3)
------------                          -------      --------     --------        ----          -----       ---------------
Jason Arasheben                       70% of the     $ 100          $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                    lower of the
                                         average
                                     closing bid
                                        or trade
                                       price for
                                      the 5 days
                                       preceding
                                     conversion,
                                    but not less
                                      than $3.00

PIPE at $1.50 per share
-----------------------
Careen Ltd.                            $1.50 per     $ 200         $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group                  Share     $ 200         $ 200      8/28/02          $ 4.80          225.0/ N/A
    Limited                                          -----         -----                                       ----------

    Total Other Restart
      Financings                                     $ 750         $ 730                                      3,987.9/ $350
                                                     =====         =====                                      =============

Mercator 12% and 10% Debentures
-------------------------------

12% Convertible Debentures
Mercator Momentum Fund, L.P.          85% of the     $ 550      $345 (6)      9/12/02           $3.00           4,866.1(4)/
($2,000 total commitment)             average of                                                                       $550
                                    the 3 lowest
Mercator assigned its rights to:         trading
   Alpha Capital AG                   prices for       250           250      7/24/03          $0.115         2,673.8/ $250
   Gamma Opportunity Capital              the 20       250           250      7/24/03          $0.115         2,685.6/ $250
     Partners, LP                   trading days
   Goldplate Investment Partners       preceding       250           250      7/24/03          $0.115        2,673.8/ $ 250
   Marr Technologies, B.V.            conversion(8)    570           570       9/1/03          $0.820         5,181.8/ $570
                                                       ---           ---
   Dr. Khalid Ahmed                                  1,870         1,665
   Roger Suyama                                         50            50      10/2/03          $1.310            84.6/ $ 50
   Logisticorp, Inc.                                    20            20      10/2/03          $1.310             33.8/ $20
   Southwest Resource Preservation                      20            20      10/2/03          $1.310                     -
     Inc.                                               40            40      10/2/03          $1.310                     -
                                                    ------        ------                                   ----------------
                                                    $2,000        $1,795                                   18,199.5/ $1,940
                                                    ------        ------                                   ----------------


Mercator Momentum Fund, L.P.          80% of the      $300          $260       10/22/02         $3.90         0/ $300 (7)
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not less
                                      than $1.50

Mercator Momentum Fund L.P.           70% of the      $300          $245        4/29/03        $0.825       3,455.5/ $294
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                             Calypte           Shares
Financing Type and                  Conversion      Gross         Net        Transaction     Closing         Issued/ $
Investor (1)                          Feature      Proceeds     Proceeds        Date          Price       Redeemed (2)(3)
------------                          -------      --------     --------        ----          -----       ---------------
Mercator warrant                       $3.00 per        $0            $0       10/22/02         $3.90                   0
10% Convertible Debentures                 share
--------------------------
Mercator Focus Fund, L.P.             80% of the    $1,000          $510        1/13/03         $1.95       5,831.8/ $422
                                      average of                     (6)
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $3.00

Mercator Momentum Fund, L.P.          80% of the      $450          $440        1/29/03         $1.68       2,592.6/ $358
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $3.00
Mercator Focus Fund, L.P.                             $400                      3/13/03         $1.47       2,437.7/ $178
Mercator Momentum Fund III, L.P.      65% of the       100                                                  1,636.3/ $100
                                      average of      $500          $400
                                    the 3 lowest      ----          ----
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $2.10
   Total Mercator Debentures                        $4,550        $3,650                                   34,153.4/ $3,592
                                                    ======        ======                                   ================

Marr Private Placements
-----------------------

PIPE at $0.30 per share
Marr Technologies B.V (9)             $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                          share

PIPE at $0.50 per share
Marr Technologies B.V (9)             $0.50 per      $10,000     $9,600        9/1/03          $0.820            20,000.0
                                          share      -------     ------                                          --------
 Total Marr Private Placements                       $12,500    $11,900                                          28,333.3
                                                     =======    =======                                          ========


---------------------
         (1) The Bristol Debentures and Warrants, the 8% Convertible Notes, the Other Restart Financings, the Mercator 12% and 10% Debentures and warrants and the Marr Technologies B.V. PIPE's were issued under exemptions provided by Regulation S. The Company could issue no shares under the equity line with Townsbury until it had completed an effective registration for the underlying shares. With the exception of Marr Technologies B.V., which is an affiliate of the Company based on its August and September 2003 investments, none of the entities listed above is or has been an affiliate of the Company. Other than Marr Technologies B.V., all of the listed investors were subject to ownership limitations restricting their ownership of the Company's stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

       (2) At October 31, 2003, the investors have converted all but approximately $958,000 of principal of the convertible notes and debentures issued since February 2002. Based on current market prices, the Company would be required to issue approximately 1.2 million additional shares of its common stock if the investors elected to convert their remaining debentures at this time.

       (3) On February 14, 2003 the registration statement for the shares underlying the $525,000 of the Bristol Debentures became effective. On July 18, 2003, the registration statement for 52,500,000 shares underlying the Other Recent Financings became effective. As a result of a decline in the market price of the Company's stock subsequent to the effective date of the July 2003 registration statement, the number of shares registered was insufficient to permit the complete conversion of the notes and debentures into registered shares. The shares underlying certain of the convertible securities have become eligible for resale under Rule 144, and certain investors have availed themselves of that eligibility to convert restricted shares issued pursuant to conversions into free-trading shares. As of September 30, 2003, approximately 40% of the Company's outstanding common stock, or approximately 54.5 million shares, is unregistered. Of this amount, Marr Technologies holds 33.5 million restricted shares issued pursuant to their two PIPE transactions and the conversion of their investment in $570,000 principal value of 12% convertible notes. Other investors in our convertible notes and debentures hold approximately 19.0 million restricted shares issued pursuant to their conversions.

       (4) Includes fee shares.

       (5) On April 30, 2003, when the market price of Calypte common stock was $0.75, the Company and BNC Bach amended the conversion price to eliminate a conversion price ceiling of $1.50 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004. BNC Bach subsequently converted the outstanding principal and accrued interest into shares of the Company's common stock.

       (6) Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. As of September 30, 2003, an additional $130,000 remained available under this commitment. The Company issued the remaining $130,000 of additional debentures pursuant to this commitment on October 2, 2003, of which $70,000 has been converted into approximately 118,000 shares of its common stock. The Company has not yet registered any underlying shares for the final $700,000 of this commitment.

       (7) In conjunction with the issuance of the $1 million 10% convertible debenture to Mercator Focus Fund, L.P., the Company used the proceeds to repay the $0.3 million outstanding principal balance of the 12% convertible debenture previously issued to Mercator Momentum Fund, L.P. plus accrued interest. The balance of costs incurred represents transactional and legal fees.

       (8) On March 31, 2003, when the market price of Calypte Common Stock was $0.0295, the Company amended the conversion price to eliminate a conversion price floor of $0.05 per share in return for an extension of time in which to register the shares of common stock underlying the various Mercator financings.

       (9) The Securities Purchase Agreements for both transactions between the Company and Marr Technologies B.V. require that the Company provide cost-free registration rights to Marr; however, Marr is subject to a one-year lock-up provision with respect to the shares purchased.

On November 13, 2003, the Company and Marr Technologies, B.V. ("Marr"), its largest stockholder, entered into an agreement in which Marr has agreed to purchase up to $10,000,000 of 5% Promissory Notes that the Company may issue between February 28, 2004 and May 31, 2004. The agreement will terminate on March 31, 2004, however, if the Company has not listed its common stock on an established stock exchange by that date. The Company may, but is not required to, issue up to the entire $10,000,000 commitment of 5% Promissory Notes under the agreement. Each 5% Promissory Note issued will have a term of 12 months. Proceeds from the issuance of the notes under the agreement may be used for general corporate purposes.

Warrants, Options and Stock Grants

Since January 2002, the Company has entered into various contracts and agreements with consultants who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. The Company has obtained various services under these arrangements, including legal, financial, business advisory, and other services including business introductions and arrangements with respect to potential domestic and international product placement and the development of potentially synergistic relationships with appropriate public service or other governmental and non-governmental organizations. The Company has generally issued the warrants at a discount to the then-current market price

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

and has registered the shares underlying the warrants, options and stock grants on Form S-8 Registration Statements for resale by the consultants. The Company has, since January 2002, issued approximately 7.6 million shares of its common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 6.0 million shares have been issued during 2003.

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

In May 2003, when the price of the Company's stock ranged from $0.552 to $0.576 per share, the Company again entered into new contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in stock. The Company issued warrants at $0.30 per share and stock grants for an aggregate of 2,100,000 shares of its common stock as compensation or settlement for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. By September 30, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.4 million.

On August 20, 2003, when the price of the Company's stock was $0.18 per share, the Company issued consulting contracts to two new consultants pursuant to which it issued warrants for 100,000 shares each, exercisable at $0.18 per share. The warrants were non-forfeitable and fully-vested at the date of issuance. At September 30, 2003, the consultants had exercised none of the warrants.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

To conserve cash and to obtain goods and services, the Company may continue to issue options and warrants at discounts to market or issue direct stock grants.

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

Summary of Financing Activities

We believe that our currently available working capital plus the funds which will be available, if necessary, from the $10 million 5% Promissory Note agreement with Marr will be adequate to sustain our operations at current levels through year end 2004 and to permit us to achieve the guidance provided herein.

We expect to validate the demand for our rapid urine tests during 2004. Prior to accomplishing that objective, we believe that our current working capital, including approximately $9 million in cash at September 30, 2003, supplemented, as necessary, from the proceeds of the $10 million Marr note purchase commitment, is adequate to permit the operational ramp-up required to meet our 2004 objectives. As noted previously, our operating cash burn rate for the nine months ended September 30, 2003 is approximately $1.1 million per month. Our working capital of approximately $6.5 million at September 30, 2003 would, therefore, support this burn rate for approximately 5 months. Should we find it necessary to access the entire $10 million available under the Marr commitment, our current working capital plus funds available under that agreement would support our burn rate at current levels for a period of 15 months.

Our longer-term liquidity and capital requirements will depend on numerous factors, including improvements in the costs and efficiency of our manufacturing processes, our ability to develop and commercialize new products, specifically our rapid test products, the impact of regulatory actions by the FDA and other international regulatory bodies, our ability to obtain rights to and protect intellectual property, our ability to establish the necessary manufacturing operations on a cost-effective basis for our rapid products, and our ability to raise additional capital in a timely manner, if required, through additional investment, a potential merger, one or more joint ventures or similar transactions.

Our independent auditors continue to issue an opinion for the years ended 2002 and prior indicating that our recurring losses from operations, our working capital deficit and our accumulated deficit raise substantial doubt about our ability to continue our business operations as a going concern. While we believe that recent financing agreements and current resources provide adequate resources to fund our operations until we reach sustainable profitability and positive cash flows, there can be no assurance that such resources will be adequate. In the absence of adequate resources from current working capital and existing financing commitments, we will need to raise additional capital to sustain our operations. In that case, there can be no assurance that the additional capital that we require will be available on acceptable terms, if at all. Any failure to secure such required additional financing would place the Company in significant financial jeopardy. Consequently, we cannot predict the adequacy of our capital resources on a long-term basis. There can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our current or potential new products or that we will achieve significant improvements in the efficiency of our manufacturing processes. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.

Operating Activities

During the quarters ended September 30, 2003 and 2002, the Company used cash of $9.7 million and $6.6 million, respectively, in its operations. In both periods, the cash used in operations was primarily for manufacturing, promoting and marketing the Company's complete urine-based HIV-1 testing method, and for research, selling, and general and administrative expenses of the Company.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 became effective for the Company on January 1, 2003. While this standard does not have a material impact on the Company's consolidated financial position or results of operations, it requires the reclassification in 2003 as ordinary items certain previously-recognized gains, such as the gain on the settlement of trade debt, previously classified as extraordinary.

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

In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, many of which have been previously classified as equity or on the "mezzanine". In accordance with this standard, the Company adopted this statement during the third quarter 2003 and has classified its mandatorily redeemable Series A preferred stock as a long term liability for all periods presented.

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

Risks Related to an informal Securities and Exchange Commission Investigation.

Our Independent Auditors Have Not Been Able to Complete Thier Review of Our Interin Financial Statements Which May Result in Us Being Viewed as Deficcient in Our Periodic Filing Obligations.

We were contacted by the San Fransisco District Office of the Securities and Exchange Commission ("Commission") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the Company. While the Commission has advised us that the inquiry should not be construed as an indication by the Commission or its staff that any violation of law has occurred, we informed our independent auditors and they have advised us that they will not be in a position to complete their quarterly review of our interim financial statements in our 10-QSB until such time as they and our Audit Committee complete their investigation of this matter. Our interim financial statements are required be reviewed under Statement of Auditing Standards 100 ("SAS 100") by an independent auditors have rendered an SAS 100 review, the staff of the SEC may take the position that our Form 10-QSB is deficient because the required review has not been completed. That could mean that we may be viewed as not being current in our filings under the Securities Exchange Act of 1934. If we were determined by the Commission to be deficient in our periodic filings, the filing of an amendment to our 10-QSB when our independent public accountants' review is complete would eliminate certain consequences of a deficient filing, but we would remain ineligible to use Form S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.

                    Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds When and If Required We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We believe that our currently available working capital plus the funds which will be available, if necessary, from the $10 million 5% Promissory Note purchase agreement with Marr will be adequate to sustain our operations at current levels through year end 2004. While we believe that recent financing agreements and current resources provide adequate funding for our operations at curent levels for at least the next 15 months, there can be no assurance that such resources will be adequate. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our current or potential new products or that we will achieve significant improvements in the efficiency of our manufacturing processes. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future. In the absence of adequate resources from current working capital and existing financing commitments, we would need to raise additional capital to sustain our operations. In that case, we would consider strategic opportunities, including investment in the Company, a merger, joint venture or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or require the Company to obtain waivers of certain covenants that are contained in existing agreements.


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

While we believe that recent financing agreements and current resources provide adequate resources to fund our operations at current levels for at least the next 15 months, there can be no assurance that such resources will be adequate. In the absence of adequate resources from current working capital and existing financing commitments, we will need to raise additional capital to sustain our operations. In that case, there can be no assurance that the additional capital that we require will be available on acceptable terms, if at all. Any failure to secure such required additional financing would place the Company in significant financial jeopardy. Consequently, we cannot predict the adequacy of our capital resources on a long-term basis. There can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our current or potential new products or that we will achieve significant improvements in the efficiency of our manufacturing processes. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.


Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

As of September 30, 2003 our accounts payable totaled $2.4 million, of which $2.2 million was over sixty days old. We currently have primarily cash-only arrangements with suppliers and certain arrangements require that we pay down certain outstanding amounts due when we make a current payment. These past due payments vary monthly depending on the items purchased and range from approximately $50,000 to $200,000 per month. As of September 30, 2003 we have accrued an aggregate of approximately $575,000 in royalty obligations to our key patent licensors, of which approximately $368,000 were past due. The licenses attributable to past due royalty payments relate to technology utilized in both our urine EIA screening test and our supplemental urine and serum tests. Because of the interdependence of the screening and supplemental tests in our testing algorithm, the inability to use any one of the patents could result in the disruption of the revenue stream from all of our products. While at this time we are current with our payment plans for past-due amounts, if we are unable to maintain sufficient working capital, our ability to make payments on past due negotiated royalty obligations, make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. Additionally, certain vendors and service providers with whom we have not currently arranged payment plans have or may choose to bring suit against the Company to recover amounts they deem owing, as described in Part II, Item 1 Legal Proceedings. While we may dispute these claims, should the creditor prevail and we be required to pay all amounts due to the creditor, and if working capital that will enable us to make the required payment is not available when required, the Company will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

The Company and the Price of Our Shares May Be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

At September 30, 2003, approximately 84.4 million or 62% of the outstanding shares of our common stock were freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through September 30, 2003, the Company has issued approximately 136 million shares and raised approximately $128 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of the Company's common stock from 200 million to 800 million. Although the Company has no plans to do so, at September 30, 2003, it has the ability, without further strockholder approval, to issue in excess of 500 million shares of its common stock for financing or other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the nine month period ended September 30, 2003 and the year ended December 31, 2002 was $21.6 million and $13.3 million, respectively and our accumulated deficit at September 30, 2003 was $122.9 million. We expect operating losses to continue for at least the next few quarters as we implement our revised marketing and sales initiatives for our FDA-approved products, complete our restructuring and consolidation, and conduct additional research and development for product improvements and clinical trials on potential new products.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                Risks Related to the Market for Our Common Stock


The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.11 per share and as high as $4.86 per share in the twelve months ended September 30, 2003. We believe that some of the factors leading to the volatility include:

         o price and volume fluctuations in the stock market at large which do not relate to our operating performance;

         o        fluctuations in our operating results;

         o        concerns   about  our  ability  to  finance   our   continuing
                  operations;

         o financing arrangements which may require the issuance of a significant number of shares in relation to the number of shares currently outstanding;

         o announcements of technological innovations or new products which we or our competitors make;

         o        FDA, SEC and international regulatory actions;

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

         o certain world conditions, such as SARS or conflict in the Middle East.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we have issued and may continue to issue warrants and options at or below the current market price or make additional stock bonus grants. We have, from January 1 through September 30, 2003, issued warrants, options and stock bonuses for nearly 6 million shares in payment for consulting services, as more fully described in "Liquidity and Capital Resources". In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                          Risks Related to Our Business

We May Be Unsuccessful in Implementing Our Restructuring and Consolidation Plans as Anticipated.

While the re-evaluation of our business plan is on-going, we have already identified certain critical milestones that we intend to implement over the next few months. We intend to consolidate our manufacturing facilities in a single facility at our Rockville, Maryland location. If the consolidation does not proceed as planned, or if the FDA does not approve the facility changes on the timeline anticipated, the anticipated cost reductions as well as increased efficiencies may not occur. There can be no assurance that we will reach an acceptable agreement regarding the consolidation of our domestic sales and marketing efforts to a single distributor, or that the distributor will be able to perform at the level anticipated. There can be no assurance that our international marketing efforts will result in significant additional sales. Additionally, there can be no assurance that we will be able to successfully negotiate government or private-sector contracts for mass-testing applications. Consequently, our current financial resources and financing commitments may be inadequate and we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Our Customers May Not Be Able to Satisfy Their Contractual Obligations and We May Not Be Able to Deliver Our Products as a Result of the Impact of Conditions Such as Severe Acute Respiratory Syndrome ("SARS") or Other Such World Events.

Our expected first quarter 2003 shipment of urine HIV screening tests to our distributor in the People's Republic Of China was delayed until the third quarter of 2003 in part, as a result of the impact of the SARS outbreak in that country. Our distributor has reported that both potential patients and medical personnel were reluctant to visit or report for work at hospitals, clinics and other sites for fear of contracting or spreading SARS and, consequently, both diagnostic and therapeutic procedures were postponed. Additionally, governmentally-imposed facility closures and quarantine restrictions disrupted the ability of the distributor to receive and distribute our HIV tests. This situation may recur.

Our business model and current revenue forecasts call for a significant expansion of sales in the Peoples' Republic of China as well as in Africa upon successful completion of rapi product evaluation and regulatory approval. Should conditions beyond our control, such as SARS, redirect attention more than temporarily from the worldwide HIV/AIDS epidemic, our customers' ability to meet their contractual purchase obligations or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

         o actions taken by the FDA or foreign regulatory bodies relating to our existing products or products we are currently developing or seeking to develop;

         o        the extent to which our products gain market acceptance;

         o        the timing and size of distributor or joint venture purchases;

         o introductions of alternative means for testing for HIV by competitors; and

         o customer concerns about the stability of our business which could cause them to seek alternatives to our product.

We Have Limited Experience Selling and Marketing Our HIV-1 Urine-Based Screening Test.

Our urine-based products incorporate a unique method of determining the presence of HIV antibodies and we have limited experience marketing and selling them either domestically or internationally. Calypte's success depends upon alliances with third-party international distributors and joint venture partners and upon the ability of domestic distribution partners to penetrate expanded markets. There can be no assurance that:

         o        our   international   distributors  and  joint  ventures  will
                  successfully market our products;

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

We have had FDA approval to market our urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since 1998. We have not introduced either an HIV-2 product or a rapid point of care test, both

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

of which are desired in many areas of the world. Further, we have not achieved significant market penetration within domestic or international markets. A disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to either cease operations or expend more resources on market penetration.

Our Distribution and Sales Network for U.S. Hospitals, and Public and Private Health Markets Has Thus Far Failed to Yield Significant Sales and Revenues.

Domestic health agencies are a fragmented marketplace with many small outlets which makes achieving market acceptance difficult. Because of our limited financial resources, we are not actively attempting to penetrate independent public and private health markets. We have terminated our direct sales force and are looking to consolidate our US sales effort under a single distributor. The role of the new distributor would be to manage the current domestic sales of our urine EIA screening test in the life insurance reference laboratory market and the sales of our serum Western Blot supplemental tests and, to a lesser extent, to develop incremental business opportunities in other domestic markets. We view sales in these other domestic markets as a supplemental revenue source rather than a major contributor to our anticipated future revenue.

We Depend Upon the Viability of Three Primary Products -- Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our current products. Our sales of these products for the nine months ended September 30, 2003 decreased by 15% compared to the comparable period in 2002. If we cannot profitably introduce new products on a timely basis and if these products and our screening and supplemental tests fail to achieve market acceptance or generate significant revenues, we may have to cease operations.


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

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum- and urine-based supplemental tests under a licensing agreement with National Institutes of Health. We will require license agreement from certain of these parties or other patent holders for technologies used in our rapid tests and other potential new products. As of September 30, 2003 we had accrued an aggregate of approximately $368,000 in past due royalty obligations to our patent licensors. In the event our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized. Specifically, during the 2002 calendar year and in the first three quarters of 2003, revenues subject to the New York University, Cambridge Biotech and Texas A&M license agreements were $1.5 million for both periods, and revenues subject to the National Institutes of Health agreement were $2.0 million in calendar 2002 and $0.9 million in the first three quarters of 2003. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The New Products That We Plan to Introduce Will Require Rights to Technology That We Must License From Third Party Patent Holders and There Can be No Assurance That We Can Acquire or Adequately Protect Those Rights.

Our rapid test products and other new products that we plan to introduce will require rights to technology that we must license from some of our current or new third-party patent holders for use in various parts of the world. There can be no assurance that we can obtain such rights at a cost that is economically feasible to permit the profitable introduction of such products or that, if we obtain such rights, we can adequately protect those rights from third parties wishing to circumvent the patent licenses, particularly in countries where patent protection is less stringent than in the U.S.

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

In an Effort to Scale Up Our Manufacturing Capacity Quickly, We May Engage Contract Manufacturers to Produce Some of Our Products, Including Our Rapid Tests Currently Under Development.

Outsourcing some of our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, but it may also subject us to problems in such areas as:


         o        lack of technical knowledge regarding regulated procedures;

         o        uncertain or unreliable production yields;

         o        maintaining quality control and assurance;

         o regulatory compliance, since most rapid test manufacturers do not produce products that are as stringently controlled as HIV diagnostics; and

         o misappropriation of intellectual property, particularly in foreign countries where patent protection is less stringent, and depending on the extent of manufacturing processes that are outsourced.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The  Success  of Our Plans to Enter  International  Markets  May Be  Limited  or
Disrupted Due to Risks Related to International Trade and Marketing and the Capabilities of Our Distributors and Joint Venture Partners.

We anticipate that sales to international distributors and/or joint ventures will generate a significant portion of our revenues for the next several years. We believe that our urine-based test can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers accounted for only 4% of our revenue in our fiscal year ended December 31, 2002 and only 7% of our revenue in the first three quarters of 2003. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/HIV-2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

         o        the imposition of government controls (regulatory approval);

         o        export license requirements;

         o        political instability;

         o        trade restrictions;

         o        changes in tariffs;

         o difficulties in managing international operations (difficulty in establishing a relationship with a foreign distributor, joint venture partner, or contract manufacturer with the financial and logistical ability to maintain quality control of product);

         o the ability to secure licenses for intellectual property or technology that are necessary to manufacture or sell our products in the selected countries;

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

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Competition in our diagnostic market is intense and we expect it to increase. The marketplace where we sell our products is divided into two categories: (i)
screening, and (ii) supplemental testing. Within the United States, our competitors for screening tests include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples sold by Orasure Technologies, Inc. In the supplemental testing category of the market, we offer the only FDA approved urine-based test as well as a blood-based test. Bio-Rad Laboratories, Inc. is the only other company that offers a supplemental blood test. In addition to our urine and blood-based confirmation test, Orasure also offers an oral mucosal transidate (saliva) based supplemental test that competes with our test. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours, including Orasure's and Med-Mira's recently-FDA approved rapid blood tests. In addition, as the anticipated acceptance for urine testing grows, we may experience competition from companies in areas where intellectual property rights may not be as stringent as in the US. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products' market share.

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

         o        prevent or delay new products from commercial sales;

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Additionally, following the 1:30 reverse split of our common stock that became effective in May 2003, we currently have over 500 million shares of common stock that could be issued without further stockholder approval. Although there are no current plans to issue such a large number of shares, the dilution resulting from such issuance could also adversely affect the rights of our current common stockholders.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2003, we face exposure to changes in the price of our common stock as it relates to the conversion price of the remaining aggregate of $892,000 principal of 10% convertible debentures issued during the first quarter 2003; the remaining $6,000 principal of a 12% convertible debenture issued in April 2003, and the remaining $60,000 principal of 12% convertible debentures issued in October 2003.

The two 10% convertible debentures with aggregate remaining principal of $670,000 issued during January 2003 are convertible into shares of the Company's common stock at 80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $3.00. The 10% convertible debenture with a remaining principal of $222,000 issued during March 2003 is convertible into shares of the Company's common stock at 65% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $2.10.

The remaining $6,000 principal of the 12% convertible debenture issued in April 2003 is convertible into shares of the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $1.20. The remaining aggregate of $60,000 principal of the 12% convertible debentures issued in October 2003 is convertible into shares of the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion.

Based on current market prices for its stock as of October 31, 2003, the Company would be required to issue approximately 1.2 million shares of its common stock if the investors elected to convert their remaining debentures at this time.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedure.

Under the supervision and with the participation of our management, including our Executive Chairman, President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Executive Chairman, President and Chief Financial
Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Under the terms of the settlement, the Company must and did pay Heller $50,000 by June 15, 2003. Beginning with the month of May 2003 and thereafter, the Company must also make monthly payments of $20,000 plus a percentage of the Company's net financings (the "Subsequent Payments"). The Subsequent Payments are due on the 16th of the following month, with the first payment due on June 16, 2003. There are certain exceptions that may delay the Subsequent Payments for up to 3 months, but should the Company default on the terms of the settlement agreement, Heller may file a stipulated judgment for the unpaid remainder of the $463,000 settlement balance. A stipulated judgment may permit Heller to obtain custody of some of the Company's California property, which would, in turn, materially impair the Company's business. As a part of the settlement, the Company waived all of its defenses to Heller's claims, as well as its counterclaims, should it default on this payment plan. The Company has been making payments to Heller in accordance with the settlement agreement and is making payments leading to a final settlement.

On January 24, 2003, the Company was informed that a former vendor of the Company, Validation Systems, Inc. ("Validation"), had commenced an action in Santa Clara County Superior Court on an open book account in the amount of $79,614, incurred between April 1999 and July 2002 and which the Company accrued, concurrently, plus $20,156 in interest, at the rate of 10% per annum until payment, wherein it has claimed that it rendered services related to the validation of biomedical equipment and processes at the Company's facilities. The Company has contested the claim as the alleged services claimed by Validation were not performed in a timely fashion and were unable to be used by the Company. On September 9, 2003 the Court dismissed Validation's lawsuit against the Company due to the failure of Validation's counsel to appear at a mediation status review and to respond to an order to show cause regarding the failure to appear. Validation has filed a motion to vacate this dismissal on grounds of inadvertence, mistake, surprise and excusable neglect, which is set for hearing on December 2, 2003. In the event the Court vacates the dismissal and the case is reinstated, the Company believes that it has meritorious defenses to the action.

On May 22, 2003, the Company was informed that a former vendor, Professional Maintenance Management LLC ("PMM"), had instituted an action against the Company in the Montgomery County Circuit Court of Maryland for the sum of $64,925 plus post-judgment interest. The Company has agreed to resolve the matter by making an initial payment in the amount of $10,000 and subsequent monthly payments in the amount of $7,500 toward the outstanding amount claimed by PMM. All payments have been made as required and on October 28, 2003, the plaintiff's counsel requested the Court to enter the Judgment as satisfied and paid in full.

In  September  of 2003,  the  Company  was served a lawsuit  filed in the United
States District Court for the Northern District of California by three individuals, Michael Serro, Michael Caland and Assad Ali Assad, seeking shares of the Company to which they claim they are entitled based on consulting services they claim to have provided pursuant to consulting agreements they had with the Company. The Company disputes liability and contends that these three individuals did not provide the consulting services to the Company upon which their claims are based.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2.    Changes in Securities and Use of Proceeds

During the most recent three years, the Company completed private placements of shares of its Common Stock in April 2000, November 2001, August 2002, August 2003, and September 2003; issued $1.1 million face value of convertible debentures  in January  2001;  issued  $425,000  face  value of 12%  convertible debentures in February 2002 and an additional $100,000 face value to the same party and under the same terms in May 2002; and in May 2002 also issued $2.225 million face value of 8% convertible notes and a $0.150 million 10% convertible promissory note. In June 2002, the Company issued a $0.1 million face value 8% convertible debenture. In July 2002, the Company issued an additional $0.1 million face value 8% convertible debenture and $0.650 million of additional 8% convertible notes. In August 2002, the Company issued an additional $0.250 million face value 8% convertible note. In September 2002, the Company issued a $550,000 face value 12% convertible debenture. In January 2003, the Company issued $1.450 million face value 10% convertible debenture. In March 2003, the Company issued an aggregate of $0.5 million face value in two 10% convertible debentures, in April 2003, it issued a $0.300 million face value 12% convertible debenture, in July 2003, it issued a $0.750 million face value 12% convertible debenture; in September 2003, it issued a $0.570 million face value 12% convertible debenture; and finally, in October 2003, it issued an aggregate of $0.130 million face value 12% convertible debenture. Earlier, in January 2001, the Company entered into a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. Upon the termination of that facility, the Company entered into a second equity line facility in August 2001. These transactions are discussed in greater detail in "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The shares sold in each of the private placements and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and, with the exception of shares in the private placements in November 2001 and August 2002, were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on January 25, 2001 and subsequently amended on February 9, 2001 and March 5, 2001 for the first equity line of credit. Shares sold pursuant to the second equity line were registered for resale by the investor on a Form S-2 filed on October 26, 2001. Shares issued in the November 2001 private placement were also sold to accredited investors but the transfer of the securities did not include registration rights; pursuant to Rule 144 of the Securities Act the transfer of these securities will be restricted for twelve months from the date of purchase. Shares sold in the August 2002 private placement were sold to accredited investors pursuant to Regulation S. Shares sold in the August and September 2003 private placement were sold to accredited investors pursuant to Regulation S. The debenture holder in the January 2001 $1.1 million transaction was also an accredited investor as defined by Rule 501 of the Securities Act and the Company registered for resale shares that were converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001. The proceeds from each private placement, from each of the debentures, and from the equity lines of credit have been used to finance operations.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

On July 31, 2003, when the market price of the Company's stock was $0.18 the Company announced that it had entered into a financing agreement with Marr Technologies Limited ("Marr"), an accredited investor, in which the Company would issue 8,333,333 shares of its common stock priced at $0.30 for an aggregate of $2.5 million pursuant to Reg. S. The sale closed August 1, 2003. On September 2, 2003, when the market price of the Company's stock was $0.82, the Company announced that it had entered into an additional $10 million equity financing agreement with Marr in which the Company would issue 20 million restricted shares of its common stock priced at $0.50 per share. The sale closed on September 2, 2003. The Company plans to file a registration statement for the common stock underlying both of these transactions. However, there are no penalties for non-registration and Marr has agreed to hold the stock for one year.

In September 2003, the Company issued a $570,000 face value 12% convertible debenture, representing the fourth tranche of the September 2002 $2 million commitment. In October 2003, the Company issued an aggregate of $130,000 face amount of 12% convertible debentures to four investors, representing the fifth and final tranche of the September 2002 commitment. These debentures were sold to accredited investors under Regulation S. The agreements provide cost-free registration rights to the holders of the debentures for the registration of the underlying conversion shares of the Company's common stock. The Company is not yet required to, and has not, filed a registration statement for the underlying shares.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of stockholders during the third quarter of 2003.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Item 5.    Other Information - Subsequent Events

Conversion of debt

During October 2003, the holder of one of the Company's 10% convertible debentures converted approximately $58,000 principal plus accrued interest into approximately 81,200 shares of the Company's common stock at a price of $0.85 per share.

Additional Financing

On October 2, 2003, when the market price for the Company's stock was $1.31 per share, the Company issued the final $130,000 of debentures under the $2 million September 2002 12% convertible debenture commitment. During October 2003, $70,000 of these debentures was converted at a price of $0.59 per share and the Company issued approximately 0.1 million shares of its common stock.

On November 13, 2003, the Company and Marr Technologies, B.V. ("Marr"), its largest stockholder, entered into an agreement in which Marr has agreed to purchase up to $10,000,000 of 5% Promissory Notes that the Company may issue between February 28, 2004 and May 31, 2004. The agreement will terminate on March 31, 2004, however, if the Company has not listed its common stock on an established stock exchange by that date. The Company may, but is not required to, issue up to the entire $10,000,000 commitment of 5% Promissory Notes under the agreement. Each 5% Promissory Note issued will have a term of 12 months. Proceeds from the issuance of the notes under the agreement may be used for general corporate purposes.

Related Parties

On October 8, 2003, Marr Technologies B.V. filed a Schedule 13D/A and a Form 3 with the Securities & Exchange Commission reporting its ownership of approximately 38.9 million shares of the Company's common stock and, on that basis, identifying itself as a related party to the Company. Based on the number of shares outstanding as of October 31, 2003, Marr owns approximately 28.5% of the Company's outstanding shares of common stock. Further, pursuant to the agreement in which Marr made its initial $2.5 million investment, the Nominating Committee of the Company's Board of Directors recommended on November 10, 2003 that the Company appoint two Marr representatives as members of its Board at a date on or after January 1, 2004, mutually agreeable to the Marr representatives and the Company.

SEC Inquiry/Absence of KPMG LLP Review of Interim Financial Statements

The Company was contacted by the San Francisco District Office of the Securities and Exchange Commission ("Commission") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the Commission regarding the Company. The staff has requested among other things, documents and information related to certain press release4s issued by the Company. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violation of law has occurred. The Company is in the process of voluntarily providing information sought by the Commission and intends to cooperate with the Commission in connection with its informal inquiry. Independently, the Company's Audit Committee is investigating the matter and intends to make recommendations, if applicable, to the board of directors. Calypte's independent auditors KPMG LLP have informed the Company that they will not complete their quarterly review until such time as the Company's Audit Committee completes its investigation and the same is reviewed by KPMG LLP. The interim financial statements contained in a Form 10-QSB are required to have been reviewed under Statement of Auditing Standards No. 100 ("SAS 100") by an independent public accountant pursuant to item 310(b) of the SEC's Regulation S-B. The Company intends to amend this Form 10-QSB when that review is complete by KPMG LLP.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Item 6.     Exhibits and Reports on Form 8-K

a.       Exhibits

         10.134   Agreement for Commitment to Purchase Aggregate of  $10,000,000
                  of   5%  Promissory  Notes  between   the  Company  and   Marr
                  Technologies, B.V. dated November 13, 2003.

         31.1 Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b.       Reports on Form 8-K

                  1. Form 8-K filed July 31, 2003 regarding Financial Statements and Exhibits and Regulation FD disclosure. Announcement of the Company's results of operations for the quarter ended June 30, 2003.

                  2. Form 8-K filed July 31, 2003 regarding Other Material Events. Announcement of the $2.5 million financing agreement between the Company and Marr Technologies, including the right of Marr to appoint two individuals to the Company's Board of Directors, and the announcement of a Memorandum of Understanding between the two companies regarding the formation of a joint venture to distribute the Company's products in the Peoples' Republic of China.

                  3. Form 8-K filed September 12, 2003 regarding Other Material Events. Announcement of the $10 million financing agreement between the Company and Marr Technologies.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CALYPTE BIOMEDICAL CORPORATION
                               (Registrant)




Date: November 14, 2003        By: /s/ Richard D. Brounstein
                                   ---------------------------------------------
                                   Richard D. Brounstein
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Accounting Officer)