Form 10QSB/A
period 2003-09-30
CALYPTE BIOMEDICAL CORP
filed 2004-01-29
CIK 899426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------

                              FORM 10-QSB/A (No.1)

                                 --------------

         (Mark One)

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission file number: 000-20985

                         CALYPTE BIOMEDICAL CORPORATION
              ------------------------------------------------------
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

                                  Yes |X|   No |_|

      The registrant had 136,381,689 shares of common stock outstanding as of November 11, 2003.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                              FORM 10-QSB/A (No.1)

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

    Item 1.  Consolidated Financial Statements (unaudited) :

             Condensed Consolidated Balance Sheets as of
             September 30, 2003 and December 31, 2002......................    4

             Condensed Consolidated Statements of Operations for the Three
             Months and Nine Months Ended September 30, 2003 and 2002......    5

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2003 and 2002.............................    6

             Consolidated Statement of Stockholders' Equity (Deficit) for
             the Nine Months Ended September 30, 2003 .....................    7

             Notes to Condensed Consolidated Financial
             Statements..................................................      8

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................     20

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk.................................................     50

    Item 4.  Controls and Procedures.....................................     50

PART II.   Other Information


    Item 1.  Legal Proceedings...........................................     52

    Item 2.  Changes in Securities and Use of Proceeds...................     53

    Item 4.  Submission of Matters to a Vote of Security Holders.........     54

    Item 5.  Other Information - Subsequent Events.......................     54

    Item 6.  Exhibits and Reports on Form 8-K............................     56

SIGNATURES...............................................................     58

PART I. FINANCIAL INFORMATION

Calypte Biomedical Corporation (the "Company") was contacted by the San Francisco District Office of the Securities and Exchange Commission ("Commission") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the Commission regarding the Company. The staff has requested, among other things, documents and information related to certain press releases issued by the Company. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violation of law has occurred. The Company has voluntarily provided the information sought by the Commission and is cooperating with the Commission in connection with its informal inquiry. Independently, the Company's Audit Committee has investigated the matter and has retained outside counsel to assist in its investigation by reviewing the press releases and related information that were the subject matter of the Commission's informal inquiry letter. The Audit Committee has completed its investigation and reported the results of its investigation and associated recommendations to the Board of Directors. Counsel for the Audit Committee advised the Audit Committee and the Board of Directors that the results of their investigation, interviews and review of documents provided in response to the Commission's informal inquiry letter indicated no evidence of management malfeasance with respect to its inquiry. The Audit Committee, based upon its counsel's recommendations, proposed that the Company implement certain practices and procedures, some of which represent a continuation or formalization of present practices. The recommendations and proposals of the Audit Committee that were approved by the Board of Directors include certain improvements in the Company's press release issuance process and investor relations and regulatory recordkeeping procedures. Additionally, the Board of Directors has directed management to implement the American Stock Exchange corporate governance standards (SR-AMEX-2003-65) approved by the Commission on December 1, 2003.

The interim financial statements contained in a Form 10-QSB are required to be reviewed under Statement of Auditing Standards No. 100 ("SAS 100") by an independent public accountant pursuant to Item 310(b) of the Commission's Regulation S-B. Calypte's former independent auditors, KPMG LLP ("KPMG"), informed the Company that they could not complete their quarterly review of the Company's interim financial statements contained in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 or audit the Company's financial statements for its fiscal year ended December 31, 2003 until such time as the Company's Audit Committee had completed the investigation related to the Commission's informal inquiry letter, the same was reviewed by KPMG, and KPMG was satisfied that, in its opinion, an adequate investigation was conducted and appropriate conclusions were reached and actions taken. On December 23, 2003, the Company dismissed KPMG as independent auditors for the Company, effective immediately. The decision to dismiss KPMG was recommended by the Audit Committee of the Board of Directors. As of the date of KPMG's dismissal, KPMG had advised the Company that, in KPMG's opinion, the conditions necessary for KPMG to complete its review had not yet been satisfied. At the time of KPMG's dismissal, the Audit Committee had completed its investigation, had reported the results of its investigation and associated recommendations to the Board of Directors, and the Board of Directors had approved such recommendations. In addition, at such time, counsel for the Audit Committee had advised the Company that it had commenced to provide information to KPMG concerning the investigation conducted, the conclusions reached and the actions taken by the Company.

On December 24, 2003, upon approval of the Audit Committee of the Board of Directors, the Company engaged Odenberg Ullakko Muranishi & Co. LLP ("OUM") to audit the consolidated financial statements of the Company for the two years ended December 31, 2003 and to review the interim financial statements of the Company contained in this Quarterly Report on Form 10-QSB/A (No. 1) for the quarterly period ended September 30, 2003. OUM has completed its SAS 100 review associated with this Form 10-QSB/A (No.1).

Item 1.  Financial Statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                                          September 30,  December 31,
                                                                                              2003          2002
                                                                                          -------------  ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                             $   8,960     $     147
      Accounts receivable, net of allowance of $36 and $32 at September 30, 2003 and
         December 31, 2002, respectively                                                          304           327
      Inventory                                                                                 1,542           963
      Prepaid expenses                                                                          1,858           163
      Deferred offering costs, net of accumulated amortization of $298 and $213 at
         September 30, 2003 and December 31, 2002, respectively                                    49           662
      Other current assets                                                                         --            15
                                                                                            ---------     ---------
            Total current assets                                                               12,713         2,277

Property and equipment, net                                                                       726           917
Other assets                                                                                    1,822           103
                                                                                            ---------     ---------
                                                                                            $  15,261     $   3,297
                                                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses                                                 $   4,957     $   5,145
      Notes and debentures payable, net of discount of $155 and $2,638 at September 30,
         2003 and December 31, 2002, respectively                                                 801         2,181
      Deferred revenue                                                                            500           500
                                                                                            ---------     ---------
            Total current liabilities                                                           6,258         7,826

Warrant liability                                                                                  --           356
Other long term liabilities                                                                     1,654            33
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at September 30, 2003 and December 31, 2002; 100,000 shares issued and outstanding at
   September 30, 2003 and December 31, 2002; aggregate redemption and liquidation value
   of $1,000 plus cumulative dividends                                                          2,666         2,576
                                                                                            ---------     ---------
            Total liabilities                                                                  10,578        10,791
                                                                                            ---------     ---------
Commitments and contingencies                                                                      --            --

Stockholders' equity (deficit):
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued             --            --
         or outstanding
      Common stock, $0.03 par value; 800,000,000 and 200,000,000 shares authorized at September 30, 2003 and December 31, 2002, respectively;
         135,866,394 and 5,058,484 shares issued and outstanding as of
         September 30, 2003 and December 31, 2002, respectively                                 4,076           152
      Additional paid-in capital                                                              123,568        93,804
      Deferred compensation                                                                       (21)           --
      Accumulated deficit                                                                    (122,940)     (101,450)
                                                                                            ---------     ---------
            Total stockholders' equity (deficit)                                                4,683        (7,494)
                                                                                            ---------     ---------
                                                                                            $  15,261     $   3,297
                                                                                            =========     =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                     Three Months Ended         Nine Months Ended
                                                                                         September 30,             September 30,
                                                                                    ---------------------     ----------------------
                                                                                      2003         2002         2003         2002
                                                                                    --------     --------     --------     --------
Revenues:
   Product Sales                                                                    $    897     $    493     $  2,430     $  2,861

Operating expenses:
   Product Costs                                                                       1,750        1,542        4,714        4,569
   Research and development costs                                                        304          219          953          640
   Selling,  general and  administrative  costs (non-cash of $ 1,165 and $ 6,354 for the three months and nine months ended September 30, 2003, respectively and non-cash of $ 79 and $616 for the three months and nine months ended
     September 30, 2002, respectively)                                                 2,754        1,565       12,371        4,867

     Total operating expenses                                                          4,808        3,326       18,038       10,076

       Loss from operations                                                           (3,911)      (2,833)     (15,608)      (7,215)
Interest income (expense) (non-cash of ($ 3,168) and ($ 5,655)
   for the three months and nine months ended September 30,
   2003, respectively and non-cash of $ 1,475 and ($ 997) for
   the three months and nine months ended September 30, 2002,                         (3,282)       1,326       (6,054)      (1,210)
   respectively)
Gain on settlement of trade debt                                                          --           --           --        1,319
Other income (expense), net                                                              (30)          12          174           33
                                                                                    --------     --------     --------     --------

       Loss before income taxes                                                       (7,223)      (1,495)     (21,488)      (7,073)

Income taxes                                                                              --           --           (2)          (2)
                                                                                    --------     --------     --------     --------

       Net loss                                                                       (7,223)      (1,495)     (21,490)      (7,075)

Less dividends on mandatorily redeemable Series A preferred stock                        (30)         (30)         (90)         (90)
                                                                                    --------     --------     --------     --------

Net loss attributable to common stockholders                                        $ (7,253)    $ (1,525)    $(21,580)    $ (7,165)
                                                                                    ========     ========     ========     ========

Net loss per share attributable to common stockholders (basic
   and diluted)                                                                     $  (0.11)    $  (0.51)    $  (0.75)    $  (3.41)
                                                                                    ========     ========     ========     ========

Weighted average shares used to compute net loss per share
   attributable to common stockholders (basic and diluted)                            68,862        2,976       28,796        2,098
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       ---------------------
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

           See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      Nine Months Ended September 30, 2003

                        (in thousands, except share data)

                                                                                                                         Total
                                            Number of        Common    Additional        Deferred    Accumulated      Stockholders'
                                          Common Shares      Stock   Paid-in Capital   Compensation    Deficit      Equity (Deficit)
                                          -------------      -----   ---------------   ------------    -------      ----------------
Balances at December 31, 2002                5,058,484       $  152     $  93,804          $ --        $(101,450)       $ (7,494)
Shares issued under the Employee
  Stock Purchase Plan                            8,515           --             2            --               --               2
Stock bonuses issued in lieu of
  cash to employees, vendors and             5,929,381          178         3,477            --               --           3,655
  consultants
Shares issued through private               28,333,333          850        11,650            --               --          12,500
  placement
Shares issued upon conversion of
  debentures, accrued interest and
  delayed registration penalties            82,867,423        2,486         5,689            --               --           8,175
Shares issued upon exercise of
  warrants and options                      13,669,258          410         4,067            --               --           4,477
Costs for issuance of convertible
  notes, debentures and private                     --           --          (678)           --               --            (678)
  placements
Fair value of warrants and
  beneficial conversion feature
  granted in conjunction with                       --           --         2,236            --               --           2,236
  issuance of convertible debentures
Write off of beneficial conversion
  feature and deferred offering
  costs upon conversion of notes                    --           --          (289)           --               --            (289)
  and debentures
Repurchase of beneficial conversion                 --           --          (128)           --               --            (128)
  feature
Dividend requirements of
  mandatorily redeemable Series A                   --           --           (90)           --               --             (90)
  preferred stock
Compensation relating to granting
  of stock options                                  --           --         3,828           (24)              --           3,804
Amortization of deferred                            --           --            --             3               --               3
  compensation
Net loss                                            --           --            --            --          (21,490)        (21,490)
                                           -----------       ------     ---------          ----        ---------        --------
Balances at September 30, 2003             135,866,394       $4,076     $ 123,568          $(21)       $(122,940)       $  4,683
                                           ===========       ======     =========          ====        =========        ========

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

During the third quarter of 2003, Marr Technologies, B.V. ("Marr") completed investments of an aggregate of $12.5 million in the Company. In addition to these investments, the Company has also entered into another agreement with Marr pursuant to which Marr will purchase up to $10,000,000 of 5% Promissory Notes that the Company may elect to issue between February 28, 2004 and May 31, 2004. Proceeds from the notes issued under the agreement may be used for general corporate purposes. Refer to Note 8, Subsequent Events for additional details regarding this agreement.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied in each period (in thousands):

                                                                                  Three months ended          Nine months ended
                                                                                     September 30,              September 30,
                                                                                ----------------------      -----------------------
                                                                                 2003           2002          2003           2002
                                                                                -------        -------      --------        -------
Net loss attributable to common stockholders, as reported                       $(7,253)       $(1,525)     $(21,580)       $(7,165)
Add: Stock-based compensation expense included in reported
   net loss, net of related tax effects                                             368             12         1,083             84
Less: Stock-based compensation expense determined under
   fair value based method for all awards, net of related                          (631)          (162)       (2,434)          (491)
   tax effects
Pro forma net loss attributable to common stockholders                          $(7,516)       $(1,675)     $(22,931)       $(7,572)

Basic and diluted net loss per share attributable to common stockholders:
As reported                                                                     $ (0.11)       $ (0.51)     $  (0.75)       $ (3.41)
Pro forma                                                                       $ (0.11)       $ (0.56)     $  (0.80)       $ (3.61)

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

(3)   Inventories

Inventory is stated at the lower of cost or market and the cost is determined using the first-in, first-out method. Inventory as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                                                    2003             2002
                                                                                  --------         --------
Raw materials                                                                     $    429         $    197
Work-in-process                                                                        915              443
Finished goods (including consigned inventory of $68 and $101 for the periods
  ended September 30, 2003 and December 31, 2002, respectively)                        198              323
                                                                                  --------         --------
Total Inventory                                                                   $  1,542         $    963
                                                                                  ========         ========

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

                                                                                                     Discount      Net
                                          Balance                                           Balance     at      Balance at
                                          12/31/02    Additions   Payments    Conversions   9/30/03   9/30/03     9/30/03
                                          --------    ---------   --------    -----------   -------   -------     -------
8% Convertible Notes                       $2,985      $  107      $  --       $(3,092)      $ --      $  --       $ --
8.5% Note-- LHC Corporation                   393          42       (435)           --         --         --         --
10% Convertible Note-- BNC Bach               126          --         --          (126)        --         --         --
10% Convertible Debentures-- Mercator          --       1,950         --        (1,000)       950       (152)       798
12% Convertible Debenture--
   Bristol Investment Fund, Ltd.              465          --         --          (465)        --         --         --
12% Convertible Debenture-- Mercator          850       1,620       (300)       (2,164)         6         (3)         3
                                           ------      ------      -----       -------       ----      -----       ----
Total                                      $4,819      $3,719      $(735)      $(6,847)      $956      $(155)      $801
                                           ======      ======      =====       =======       ====      =====       ====

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

On January 29, 2003, when the market price of the Company's stock was $1.68, the Company issued a $450,000 10% convertible debenture to Mercator Momentum Fund ("MMF") pursuant to Regulation S and received net proceeds of $440,000, net of fees and expenses. The debenture is convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and MMF agreed to extend the registration period of the underlying common stock as required in the Registration Rights Agreement until April 4, 2003. On March 31, 2003, when the market price of Calypte's common stock was $0.885, MMF granted the Company an additional extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, MMF agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. During the third quarter 2003, MMF converted $300,000 face value plus accrued interest and $29,000 of liquidated damages due to delayed registration into approximately 2.5 million shares of the Company's common stock at conversion prices ranging from $0.11 to $0.14 per share.

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

(6)   Consulting Agreement

In April 2003, the Company entered into a three-year consulting agreement for advisory and other services related to the marketing, distribution and sale of its products. The term of the agreement is from April 23, 2003 through April 22, 2006. The agreement obligates the Company to pay the consultant an aggregate of $3,000,000 in cash as follows: $750,000 in 2003, $1,000,000 in both 2004 and
2005, and $250,000 in 2006. Additionally, the agreement requires the Company to issue 66,667 shares of its common stock annually as directed by the consultant in 2003, 2004 and 2005. At September 30, 2003, the Company has paid an aggregate of $675,000 pursuant to the contract but has not issued any shares of its common stock. The Company has recorded its cash payment and stock issuance obligations under the agreement as a liability ($1,054,000 in accrued liabilities and $1,483,000 in other long-term liabilities at September 30, 2003) and a related asset ($1,054,000 in prepaid expenses and $1,669,000 in other non-current assets at September 30, 2003). The cost of the services related to the contract is being recongized as an expense over the term of the agreement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

(7)   Stockholders' Equity (Deficit) Increase in Authorized Shares

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

During the first three quarters of 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various legal, business advisory, marketing and distribution functions similar to those entered into during 2002. The Company issued warrants to purchase an aggregate of 4,463,834 shares of its common stock as compensation for these services. During the first three quarters of 2003, the consultants had exercised warrants to purchase 4,263,834 shares of the Company's common stock and the Company had received proceeds of $2,707,000. The warrants were non-forfeitable and fully-vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:

                                                           Low           High
                                                         --------      --------

Exercise price per share                                 $  0.080      $   1.50
Market price of Calypte's stock on date of issuance      $   0.18      $   2.01
   Assumptions:
   Expected dividend yield                                    0.0%          0.0%
   Risk free rate of return                                  0.92%         1.86%
   Contractual life                                      3 months      24 months
   Volatility                                              131.35%       411.50%
Fair Market Value                                        $   0.11      $   1.46

Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash consulting expense in the amount of $2.8 million attributable to these warrants at the date of grant.

In addition to the warrants and options described above, during the first three quarters of 2003, the Company also issued stock grants for approximately 3,512,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of $2,458,000 based on the market price of the stock on the date of grant.

(8)   Subsequent Events

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

SEC   Inquiry/Auditor's   Review  of  Interim  Financial   Statements/Change  in
Accountants

The Company was contacted by the San Francisco District Office of the Securities and Exchange Commission ("Commission") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the Commission regarding the Company. The staff has requested, among other things, documents and information related to certain press releases issued by the Company. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violation of law has occurred. The Company has voluntarily provided the information sought by the Commission and is cooperating with the Commission in connection with its informal inquiry. Independently, the Company's Audit Committee has investigated the matter and has retained outside counsel to assist in its investigation by reviewing the press releases and related information that were the subject matter of the SEC informal inquiry letter. The Audit Committee has completed its investigation and reported the results of its investigation and associated recommendations to the Board of Directors. Counsel for the Audit Committee advised the Audit Committee and the Board of Directors that the results of their investigation, interviews and review of documents provided in response to the Commission's informal inquiry letter indicated no evidence of management malfeasance with respect to its inquiry. The Audit Committee, based upon its counsel's recommendations, proposed that the Company implement certain practices and procedures, some of which represent a continuation or formalization of present practices. The recommendations and proposals of the Audit Committee that were approved by the Board of Directors include certain improvements in the Company's press release issuance process and investor relations and regulatory recordkeeping procedures. Additionally, the Board of Directors has directed management to implement the American Stock Exchange corporate governance standards (SR-AMEX-2003-65) approved by the Commission on December 1, 2003.

The interim financial statements contained in a Form 10-QSB are required to be reviewed under Statement of Auditing Standards No. 100 ("SAS 100") by an independent public accountant pursuant to Item 310(b) of the Commission's Regulation S-B. Calypte's former independent auditors, KPMG LLP ("KPMG"), informed the Company that they could not complete their quarterly review of the Company's interim financial statements contained in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 or audit the Company's financial statements for its fiscal year ended December 31, 2003 until such time as the Company's Audit Committee had completed the investigation related to the SEC informal inquiry letter, the same was reviewed by KPMG, and KPMG was satisfied that, in its opinion, an adequate investigation was conducted and appropriate conclusions were reached and actions taken. On December 23, 2003, the Company dismissed KPMG as independent auditors for the Company, effective immediately. The decision to dismiss KPMG was recommended by the Audit Committee of the Board of Directors. As of the date of KPMG's dismissal, KPMG had advised the Company that, in KPMG's opinion, the conditions necessary for KPMG to complete its review had not yet been satisfied. At the time of KPMG's dismissal, the Audit Committee had completed its investigation, had reported the results of its investigation and associated recommendations to the Board of Directors, and the Board of Directors had approved such recommendations. In addition, at such time, counsel for the Audit Committee had advised the Company that it had commenced to provide information to KPMG concerning the investigation conducted, the conclusions reached and the actions taken by the Company.

On December 24, 2003, upon approval of the Audit Committee of the Board of Directors, the Company engaged Odenberg Ullakko Muranishi & Co. LLP ("OUM") to audit the consolidated financial statements of the Company for the two years ended December 31, 2003 and to review the interim financial statements of the Company contained in this Quarterly Report on Form 10-QSB/A (No. 1) for the quarterly period ended September 30, 2003. OUM has completed its SAS 100 review associated with this Form 10-QSB (No.1).

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (unaudited)

Management Changes

On January 24, 2004, the Company announced the appointment of J. Richard George, Ph.D. as its new President and Chief Executive Officer and Richard Van Maanen as its new Vice President of Operations. The Company also announced that Jay Oyakawa had resigned from his position as President, Chief Operating Officer and as a member of the Company's Board of Directors. The Company entered into a Separation Agreement and Release with Mr. Oyakawa wherein he will be paid a severance of one year's salary of $350,000 over a twelve month period and was vested in options to purchase 750,000 shares of the Company's common stock exercisable at $0.32 granted to him in accordance with the Company's 2000 Equity Incentive Plan. Dr. George has been the Company's Vice President of Government Affairs since January 2003 and Mr. Van Maanen has been employed by the Company since 1993 as Director of Marketing and Director of International Business Development.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information we provide in this Form 10-QSB/A (No.1) or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-QSB/A (No.1), including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

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

The forward-looking information set forth in this Quarterly Report on Form 10-QSB/A (No.1) is as of November 1, 2003, and Calypte undertakes no duty to update this information. Should events occur subsequent to November 1, 2003 that make it necessary to update the forward-looking information contained in this Form 10-QSB/A (No.1), the updated forward-looking information will be filed with the SEC in a subsequent amendment of this Quarterly Report on Form 10-QSB/A (No.1), in an Annual Report on Form 10-KSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 40 of this Form 10-QSB/A (No.1).

                                    Overview

Calypte  is  refocusing  its  efforts  to  expand  the  acceptance  of  its  HIV urine-based and serum-based diagnostic tests. We are developing a urine-based HIV screening test in a rapid-test format as well as a serum-based HIV rapid screening test. Additionally, we are investigating potential urine-based diagnostic tests for other diseases. Since 1998, following FDA approval for both the screening and supplemental tests, we have been marketing and selling in the U.S. the only available FDA-approved urine-based HIV testing method. We have received regulatory approval to sell our urine-based screening test in the Peoples' Republic of China, Malaysia, Indonesia, and in parts of Africa. All of the FDA-approved tests that we currently sell are not rapid tests. We are now actively working to complete our HIV rapid test products - finalizing their development leading to clinical testing and trials - to obtain requisite regulatory approvals to introduce these products in these countries, as well as in additional international markets. We have also recently filed an Investigational Device Exemption ("IDE") for an HIV blood rapid product and plan to file an IDE for an HIV urine rapid product. These filings are the first steps in obtaining U.S. FDA approval. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, or from other new products we may develop or introduce.

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

      o We continue to plan the expected consolidation of our manufacturing operations in a single facility at our Rockville, Maryland location and have begun the necessary build-up of inventory at our Alameda site to ensure a supply of FDA-approved product during the transition. Rockville's FDA-approved facility has the capacity, with only minor modifications, to satisfy the manufacturing requirements for both our current urine-based screening EIA test and our supplemental urine and serum Western Blot tests, as well as the requirements for our anticipated rapid tests currently under development. While the consolidation of our manufacturing operations, when completed, will eliminate approximately $1 million of annual expense, including approximately $500,000 in annual occupancy costs, and eliminate certain inefficiencies and redundancies within our manufacturing structure, we are also evaluating the potential to outsource the manufacture of our screening test to other ELISA manufacturers who would have the excess capacity to manufacture it, rather than add the required infrastructure for its manufacture to Rockville. In this evaluation, we would also consider divestiture of our ELISA-based business. The winding down of the Alameda facility will be completed by the summer of 2004.

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

We enter 2004 having filed our IDE for our blood-based rapid HIV diagnostic test in the US in November 2003 and beginning international clinical trials. We have initiated the process to establish offshore manufacturing necessary to produce lots for clinical trials and evaluations and expect that this can be substantially completed during the first quarter of 2004. While we cannot estimate the regulatory process or acceptance process in certain international markets, particularly China and Africa, we are encouraged by the interest we have received for our rapid urine product. We believe that the primary growth in revenues will come from sales of our urine and serum HIV screening tests in the new rapid format, and primarily from sales in China, Africa, and in other locales where HIV infection is pandemic and that are funded from governmental and humanitarian sources worldwide that are now enabling a focus on diagnosis and treatment. The key to our penetration of the Chinese market will hinge on the success of our planned joint venture with Marr. Early indications, based on meetings with high-level Chinese authorities in which both we and Marr representatives or contacts have participated, lead us to expect that we will generate significant revenues from the sale of our urine rapid test following the completion of our regulatory submission and the receipt of regulatory approval in China during 2004. In Africa, we have recently visited local hospitals and voluntary testing centers to determine how to proceed with our current approvals, such as that received in Kenya. As a result of these visits, we have determined that most of these installations, due to their limited infrastructure, can best utilize our HIV urine rapid test. Even though many centers might prefer the advantages of urine testing, there is negligible demand for our current urine EIA screening test as the clinics and testing centers would prefer to wait for the availability of our announced rapid test products than implement procedures applicable to the current lab-based urine testing alternative. Currently, we are initiating clinical studies to finalize the rapid product platforms and to obtain the necessary approvals in key African countries such as Kenya and South Africa. Additionally, we are exploring opportunities for contract manufacturing in certain international locations utilizing existing rapid test manufacturers. We believe that our rapid products will be available in Africa no later than the summer of 2004. We believe we have demonstrated the clinical efficacy of the rapid product, as demonstrated by the filing of the Investigational Device Exemption ("IDE") for our serum-based rapid HIV test. We intend to file the IDE for our urine-based rapid test sometime next year, and subsequently have that product available for international distribution.

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

Results of Operations

The following represents selected financial data (in thousands):

                                                Three months Ended            Nine months Ended
                                                   September 30,                September 30,
                                               ---------------------       ----------------------
                                                2003          2002           2003          2002
                                               -------       -------       --------       -------
Total revenue                                  $   897       $   493       $  2,430       $ 2,861
Product costs                                    1,750         1,542          4,714         4,569
                                               -------       -------       --------       -------
   Gross Margin                                   (853)       (1,049)        (2,284)       (1,708)

Operating expenses:
   Research and development                        304           219            953           640
   Selling, general and administrative           2,754         1,565         12,371         4,867
                                               -------       -------       --------       -------
     Total operating expenses                    3,058         1,784         13,324         5,507
                                               -------       -------       --------       -------
   Loss from operations                         (3,911)       (2,833)       (15,608)       (7,215)

Interest (expense) income, net (primarily
   non-cash for all periods)                    (3,282)        1,326         (6,054)       (1,210)

Gain on settlement of debt                          --            --             --         1,319

Other income (expense)                             (30)           12            174            33
                                               -------       -------       --------       -------
   Loss before income taxes                    $(7,223)      $(1,495)      $(21,488)      $(7,073)
                                               =======       =======       ========       =======

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Domestic Sales Sales of our HIV-1 screening test to domestic life insurance reference labs accounted for 85% of screening test revenue for calendar year
2002 and 86% of screening test revenue in the first three quarters of 2003. These reference lab sales were distributed between four labs in both periods. Individual lab sales as a percentage of total reference lab sales ranged from 2% to 59% in calendar year 2002 and from 3% to 58% in the first three quarters of 2003, with LabOne being the largest of the four in both periods. In October 2003, the smallest of the above mentioned reference labs was acquired by LabOne, bringing the number of labs to which we sell down to three. We do not expect this to have a material effect on our sales to reference labs. Although we sell our product to the reference labs, we market our HIV-1 urine screening test to both the reference labs and indirectly to over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one lab to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference labs must use our testing products to satisfy the demand of insurance companies desiring urine testing. Based on our recent multi-year agreement with LabOne, we do not expect to lose LabOne, or any other reference lab, as a customer. However, should such a loss occur, the insurance companies using urine-based testing in their policy underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. We could, however, potentially lose a significant amount of business because insurance companies that rely on this large lab could switch to another form of testing, either blood or oral fluid, and remain with LabOne. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in either period. During the third quarter of 2003 we eliminated the sales force that had focused on this diverse and disaggregated market. We are evaluating the consolidation of our US sales effort under a single distributor. This would not change our commitments with the reference labs. While our evaluations of the consolidation or outsourcing of our EIA screening test are ongoing, as discussed in the Overview to this Item 2, at this time we do not expect that the result will affect our domestic trends. However, any disruption in the supply of this sole-source product would force our customers to find alternative testing solutions - either blood or oral fluid. In such a situation, it is unlikely that we could subsequently regain a material amount of this business. Sales of our urine Western Blot test are generally made to the same customers who purchase the urine-based screening test.

International Sales International sales of our urine-based screening test are not currently a material component of our revenue, but we are forecasting increases in 2004 from the international distribution of our urine-based rapid testing algorithm currently under development. The timing of these revenues is contingent upon completing our evaluations and clinical trials, establishing manufacturing and obtaining the necessary regulatory approvals, as more fully discussed in the comments on Guidance earlier in this Item 2. Our primary focus is currently on developing or expanding distribution relationships, primarily for our new rapid format tests in China, including the establishment of a joint venture with Marr, and in Africa. Our current plans in Africa have been focused on sales opportunities in Kenya, Uganda and Botswana. South Africa is a key point of focus for clinical testing and approval and as an option for local manufacturing. We have not been active with the Safe Blood for Africa Foundation, with whom we have a memorandum of understanding that will expire in December 2003. We may consider reviewing that relationship when we have a urine rapid product available, but we have had no discussions on that subject at this time. Our distribution agreement with our initial Chinese distributor requires the purchase of at least $3 million of ELISA-based tests during the two-year term of the agreement. We are in the process of forming a joint venture with Marr, where the focus will largely be for our urine rapid products currently under development. Although we resumed shipments of our EIA product to our initial distributor in the third quarter of 2003, the anticipated introduction of our rapid product is expected to impact the ability of this distributor to meet its $3 million EIA test commitment.

The World Health Organization ("WHO") serves as both a quasi-regulatory body and a potential funding source for many developing countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of products for the diagnosis and treatment of HIV and AIDS. Calypte believes that a strong performance of the rapid urine tests in a WHO evaluation would be an equally, if not more, effective demonstration of the viability of urine testing for HIV antibodies as the evaluation we earlier contemplated for the EIA and Western Blot algorithm. We have been advised by WHO that its bulk procurement program for HIV tests focuses on diagnostic and blood donation screening tests capable of detecting the presence of both HIV-1 and HIV-2 antibodies. Although WHO has previously reported the results of its Phase 1 trials of Calypte's current HIV-1 EIA and Western Blot tests on its website, WHO has advised us that, in principle, it views those tests as suitable only for surveillance purposes and therefore not eligible for WHO's bulk procurement program. We anticipate, however, that certain countries will look to the results of WHO evaluations for guidance on the potential uses of urine tests and for this reason the Company wants to continue to work with WHO. In our view, the attributes of Calypte's planned rapid tests for HIV-1 and HIV-2 in both urine and whole blood samples will more closely match the needs of the developing world and, once evaluated by WHO, are more likely to meet its bulk procurement eligibility criteria. For these reasons, Calypte may request WHO either to put further evaluations of our EIA and Western Blot on hold or to drop them entirely in order to help WHO focus its limited resources on evaluation of the technology employed by the rapid tests.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Serum Western Blot Sales Sales of our serum based Cambridge Biotech HIV-1 Western Blot supplemental test kit accounted for 43% of our revenues for the year ended December 31, 2002 and 33% of our revenues for the first three quarters of 2003. We distributed the test, at least in part, through bioMerieux Inc. prior to our wind down and restart in the second quarter of 2002, but bioMerieux has not purchased this product from us since the restart of our operations in May 2002. Sales to bioMerieux accounted for approximately 18% of total revenue for the year ended December 31, 2002. Although there is limited competition in the supplemental testing market, we have not yet been able to rebuild market share and revenues to previous levels absent the sales to bioMerieux. We signed a new distributor for this product whose sales during the second half of 2002 represented approximately 5% of our full year 2002 revenues and whose sales in the first three quarters of 2003 represented over 6% of our total revenues for that period. Additionally, certain customers who had previously purchased our serum Western Blot from bioMerieux now purchase directly from us. Nevertheless, the loss of serum Western Blot sales to bioMerieux has had an adverse impact on revenues. Further, while at this time our consolidation and outsourcing evaluations with respect to the urine EIA product do not impact the serum Western Blot product, there can be no assurance that the final results will not impact the financial viability of this product and our ability to maintain it on a long-term basis. Furthermore, while the Western Blot is key in the FDA-regulated testing algorithm today, it is unclear if, or when, rapid testing may substantially replace ELISA-based testing. If that trend occurs, the need for Western Blot supplemental tests may also be significantly reduced or eliminated.

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

Net interest expense increased by $4,608,000, from negative $1,326,000 for the third quarter of 2002 to $3,282,000 for the third quarter of 2003. Non-cash interest expense of $3,168,000 for the third quarter of 2003 related to both the amortization and proportional write off upon conversion of deferred offering costs, note and debenture discounts and penalties for delayed registration of the shares underlying the convertible debentures and other instruments used to finance our restart since mid-2002. Non-cash expense of ($1,475,000) in the third quarter of 2002 related primarily to a write down in the value of the liability associated with warrants for 456,667 shares of the Company's common stock issued in conjunction with a financing completed in the first quarter of 2002.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

In November 2001, the Company sold 52,529 shares of common stock under Regulation D of the Securities Act to various investors in a private placement at $5.70 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors was restricted for twelve months from the date of purchase. Three former members of the Company's Board of Directors, Nancy Katz, Mark Novitch, and David Collins, purchased an aggregate of 24,038 shares of this offering. The proceeds of this offering were used to fund the Company's current operations. The purchase transactions by the Company's Board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition of the Company at that time.

On November 28, 2001, Calypte announced that it intended to offer up to $10 million of shares of its common stock to international investors pursuant to Regulation S of the Securities Act. There was no investor interest in the proposed offering, and consequently, the Company elected not to proceed with it.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Subsequently, beginning in 2002, the Company negotiated several new financings from which, through October 31, 2003, it has raised approximately $21.6 million in gross proceeds. The following table summarizes these financings by major category and the subsequent table provides the details of these financings.

           SUMMARY OF FINANCINGS - JANUARY 1, 2002 TO OCTOBER 31, 2003

                                                                                Total
                                      Gross         Net         Shares        Restricted
Financing Source                     Proceeds     Proceeds     Issued (1)     Shares (2)
----------------                     --------     --------     ----------     ---------
Bristol 12% Convertible              $   562      $   505        1,476.1             --
   Debentures and Warrants
8% Convertible Notes                   3,232        2,594       45,956.6       10,737.8
Other Restart Financings                 750          730        3,987.9          964.6
Mercator 12% and 10% Debentures        4,550        3,650       34,153.4       12,569.5
Marr Private Placements               12,500       11,900       28,333.3       28,333.3
                                     -------      -------      ---------       --------
                                     $21,594      $19,379      113,907.3       52,605.2
                                     =======      =======      =========       ========

----------

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

           DETAIL OF FINANCINGS - JANUARY 1, 2002 TO OCTOBER 31, 2003

                                                                                                Calypte        Shares
Financing Type and                  Conversion       Gross          Net      Transaction        Closing       Issued/ $
Investor (1)                          Feature       Proceeds      Proceeds       Date           Price       Redeemed (2)(3)
------------------                  ----------      --------      --------   -----------        -------     ---------------
12% Convertible Debenture and          Lesser of      $425                      2/11/02          $7.50       1,019.4/ $525
Warrants                              (i) 60% of       100                      5/10/02          $0.90
Bristol Investment Fund, Ltd.        the average      ----          $468
                                     of 3 lowest      $525
                                     closing bid
                                      prices for
                                         22 days
                                       preceding
                                      conversion
                                    or (ii)$1.50

Class A Warrant                        Lesser of        $4            $4        2/11/02          $7.50            56.7/ N/A
                                      (i) 70% of
                                     the average
                                     of lowest 3
                                         trading
                                      prices for
                                         20 days
                                       preceding
                                      conversion
                                    or (ii)$3.45

Class B Warrant                        Lesser of      $ 33          $ 33        2/11/02         $ 7.50             400/ N/A
                                      (i) 70% of      ----                                                         --------
                                     the average
                                     of lowest 3
                                         trading
                                     pricing for
                                         20 days
                                       preceding
                                      conversion
                                         or (ii)
                                          $6.45.

     Total Bristol                                    $562          $505                                      1,476.1/ $525
                                                      ====          ====                                      =======  ====

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                Calypte        Shares
Financing Type and                  Conversion       Gross          Net      Transaction        Closing       Issued/ $
Investor (1)                          Feature       Proceeds      Proceeds       Date           Price       Redeemed (2)(3)
------------------                  ----------      --------      --------   -----------        -------     ---------------
8% Convertible Notes                   Lesser of
Alpha Capital Aktiengesellshaft     (i) $3.00 or      $500                      5/24/02          $ 3.60       7,260.7/ $500
                                     (ii) 70% of
Stonestreet Limited Partnership      the average      $500                      5/24/02          $ 3.60       7,075.7/ $500
                                        of the 3
Filter International Ltd.                 Lowest      $150                      5/24/02          $ 3.60       2,452.4/ $150
Camden International Ltd.             trades for      $350                      5/24/02          $ 3.60       5,279.1/ $350
                                         30 days
Domino International Ltd.              Preceding      $150                      5/24/02          $ 3.60       1,767.4/ $150
Thunderbird Global Corporation        Conversion      $ 75                      5/24/02          $ 3.60        1,083.1/ $75
BNC Bach International Ltd.                           $200                      5/24/02          $ 3.60       2,463.8/ $200
Excalibur Limited Partnership                         $200                      5/24/02          $ 3.60       1,678.9/ $200
Standard Resources Ltd.                               $100                      5/24/02          $ 3.60       1,542.5/ $150
SDS Capital International Ltd.                        $300                      7/10/02          $10.20       4,062.1/ $300
Camden International Ltd.                             $100                      7/10/02          $10.20       1,707.9/ $100
Excalibur Limited Partnership                         $250                      7/24/02          $ 6.60       4,238.3/ $250
Stonestreet Limited Partnership                       $250                      8/21/02          $ 3.90       4,042.2/ $250
Alpha Capital Aktiengesellshaft                       $107                       5/9/03          $ 0.63       1,302.5/ $107
                                                    ------                                                 ----------------
   Total 8% Convertible Notes                       $3,232        $2,594                                   45,956.6/ $3,232
                                                    ======        ======                                   ================
Other Restart Financings:

10% Convertible Note
BNC Bach International Ltd.           50% of the     $ 150       $   150        5/14/02           $4.20       3,485.4/ $150
   (Note: on 7/14/02 the            average of 3                                              $10.80 on
   maturity date was extended             lowest                                               7/14/02;
   until 12/31/02; on December       closing bid                                               $1.92 on
   27, 2002, the maturity date        prices for                                              12/27/02;
   was extended until January            22 days                                               $1.80 on
   15, 2003; on January 15,            preceding                                               1/15/03;
   2003 the maturity date was         conversion                                               $1.50 on
   extended until March 17,                                                                    3/17/03;
   2003, on March 17, 2003 the                                                                 $0.99 on
   maturity date was extended                                                                    4/2/03
   until April 4, 2003; on                                                                     $0.75 on
   April 2, 2003, the maturity                                                                  4/30/03
   date was  extended until May
   5, 2003; on April 30, 2003,
   the maturity date was
   subsequently extended until
   May 10, 2004)(5)

8% Convertible Debentures
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                Calypte        Shares
Financing Type and                  Conversion       Gross          Net      Transaction        Closing       Issued/ $
Investor (1)                          Feature       Proceeds      Proceeds       Date           Price       Redeemed (2)(3)
------------------                  ----------      --------      --------   -----------        -------     ---------------
PIPE at $1.50 per share
Careen Ltd.                            $1.50 per     $ 200         $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group                  Share     $ 200         $ 200      8/28/02          $ 4.80          225.0/ N/A
    Limited                                          -----         -----                                       ----------

    Total Other Restart
      Financings                                     $ 750         $ 730                                      3,987.9/ $350
                                                     =====         =====                                      =============

Mercator 12% and 10% Debentures

12% Convertible Debentures
Mercator Momentum Fund, L.P.          85% of the     $ 550      $345 (6)      9/12/02           $3.00           4,866.1(4)/
($2,000 total commitment)             average of                                                                       $550
                                    the 3 lowest
Mercator assigned its rights to:         trading
   Alpha Capital AG                   prices for       250           250      7/24/03          $0.115         2,673.8/ $250
   Gamma Opportunity Capital              the 20       250           250      7/24/03          $0.115         2,685.6/ $250
     Partners, LP                   trading days
   Goldplate Investment Partners       preceding       250           250      7/24/03          $0.115        2,673.8/ $ 250
   Marr Technologies, B.V.            conversion
                                             (8)       570           570       9/1/03          $0.820         5,181.8/ $570
                                                    ------        ------
   Dr. Khalid Ahmed                                  1,870         1,665
   Roger Suyama                                         50            50      10/2/03          $1.310            84.6/ $ 50
   Logisticorp, Inc.                                    20            20      10/2/03          $1.310             33.8/ $20
   Southwest Resource Preservation                      20            20      10/2/03          $1.310                    --
     Inc.                                               40            40      10/2/03          $1.310                    --
                                                    ------        ------                                   ----------------
                                                    $2,000        $1,795                                   18,199.5/ $1,940
                                                    ------        ------                                   ----------------

Mercator Momentum Fund, L.P.          80% of the      $300          $260     10/22/02           $3.90           0/ $300 (7)
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                     the 20
                                  trading days
                                       preceding
                                     conversion,
                                    but not less
                                      than $1.50

Mercator Momentum Fund L.P.           70% of the      $300          $245        4/29/03        $0.825       3,455.5/ $294
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                Calypte        Shares
Financing Type and                  Conversion       Gross          Net      Transaction        Closing       Issued/ $
Investor (1)                          Feature       Proceeds      Proceeds       Date           Price       Redeemed (2)(3)
------------------                  ----------      --------      --------   -----------        -------     ---------------
Mercator warrant                       $3.00 per        $0            $0       10/22/02         $3.90                   0
                                           share
10% Convertible Debentures
Mercator Focus Fund, L.P.             80% of the    $1,000          $510        1/13/03         $1.95       5,831.8/ $422
                                      average of                     (6)
                                    the 3 lowest
                                         trading
                                      prices for
                                     the 20
                                  trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $3.00

Mercator Momentum Fund, L.P.          80% of the      $450          $440        1/29/03         $1.68       2,592.6/ $358
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                     the 20
                                  trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $3.00
Mercator Focus Fund, L.P.                             $400                      3/13/03         $1.47       2,437.7/ $178
Mercator Momentum Fund III, L.P.      65% of the       100                                                  1,636.3/ $100
                                      average of      ----                                                  -------------
                                    the 3 lowest      $500          $400
                                         trading      ----          ----
                                      prices for
                                     the 20
                                  trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $2.10
   Total Mercator Debentures                        $4,550        $3,650                                   34,153.4/ $3,592
                                                    ======        ======                                   ================

Marr Private Placements

PIPE at $0.30 per share
Marr Technologies B.V (9)             $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                          share

PIPE at $0.50 per share
Marr Technologies B.V (9)             $0.50 per      $10,000     $9,600        9/1/03          $0.820            20,000.0
                                          share      -------    -------                                          --------
 Total Marr Private Placements                       $12,500    $11,900                                          28,333.3
                                                     =======    =======                                          ========

----------

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In May 2002, Calypte issued warrants and options to purchase 633,333 shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.45 per share on May 9, 2002 when the market price of our common stock was $0.90 per share. The option was granted at $0.90 per share on May 10, 2002, when the market price of our common stock was $0.90 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants exercised all the warrants and options and Calypte issued 633,333 shares and received proceeds of $292,500. All but one of the consulting agreements discussed above expired in August and we have entered into new agreements for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product development of synergistic relationships with appropriate public service organizations. In November 2002, Calypte issued warrants to purchase 950,000 shares of our common stock and stock grants for 70,000 shares of our stock to consultants under the terms of these new agreements. The Company issued 350,000 warrants at an exercise price of $1.50 per share on November 1, 2002, when the market price of our stock was $4.20 per share. The Company issued an additional 600,000 warrants at an exercise price of $1.50 on November 20, 2002, when the market price of our common stock was $2.70. All of the warrant grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. By February 2003, the consultants had exercised all the warrants and the Company had received aggregate proceeds of $1.425 million. The Company issued 986,667 shares of its common stock pursuant to the exercises of the November 2002 warrant and stock grants. In January and February 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform services as described above. On February 14, 2003, when the market price of the Company's stock was $2.01, the Company issued warrants exercisable at $1.50 per share and stock grants for an aggregate of 975,216 shares of its common stock as compensation for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of $0.8 million.

During March 2003, when the market price of the Company's stock ranged from $1.32 to $1.50 per share, the Company issued warrants exercisable at $0.75 per share and stock grants for an aggregate of 1,350,400 as compensation for services under new or extended contracts. The warrants were non-forfeitable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.9 million.

In April 2003, when the price of the Company's stock ranged from $0.81 to $0.885 per share, the Company entered into additional contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in stock. The Company issued warrants at $0.75 per share and stock grants for an aggregate of 1,490,600 shares of its common stock as compensation or settlement for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.1 million.

In May 2003, when the price of the Company's stock ranged from $0.552 to $0.576 per share, the Company again entered into new contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in stock. The Company issued warrants at $0.30 per share and stock grants for an aggregate of 2,080,305 shares of its common stock as compensation or settlement for these services. The warrants were non-forfeitable and fully-vested at the date of issuance. By September 30, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.5 million.

In July 2003, when the price of the Company's stock ranged from $0.11 to $0.30 per share, the Company extended a contract for consulting and other services and granted the consultant a warrant to purchase 722,500 shares of its common stock at 50% of the closing market price on the date of any exercise as compensation under the contract. The warrant was granted as fully vested and expired on September 30, 2003. By September 30, 2003, the consultant had exercised the entire warrant at prices ranging from $0.08 to $0.61 per share and the Company had received proceeds of approximately $0.4 million. Also during July 2003, the Company issued stock grants to consultants for an aggregate of 356,344 shares of its common stock as compensation under their contracts.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In September 2003, when the price of the Company's stock ranged from $0.50 to $1.80 per share, the Company issued an aggregate of 800,000 shares of its common stock to consultants and other service providers who agreed to take stock in lieu of cash as compensation under their contracts.

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

We expect to validate the success of our business model during 2004. Prior to accomplishing that objective, we believe that our current working capital, including approximately $9 million in cash at September 30, 2003, supplemented, as necessary, from the proceeds of the $10 million Marr note purchase commitment, is adequate to permit the operational ramp-up required to meet our 2004 objectives. As noted previously, our operating cash burn rate for the nine months ended September 30, 2003 is approximately $1.1 million per month. Our working capital of approximately $6.5 million at September 30, 2003 would, therefore, support this burn rate for approximately 5 months. Should we find it necessary to access the entire $10 million available under the Marr commitment, our current working capital plus funds available under that agreement would support our burn rate at current levels for a period of 15 months.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In April 2003, the Company entered into a three-year consulting agreement for advisory and other services related to the marketing, distribution and sale of its products. The term of the agreement is from April 23, 2003 through April 22, 2006. The agreement obligates the Company to pay the consultant an aggregate of $3.0 million in cash as follows: $750,000 in 2003, $1,000,000 in both 2004 and 2005, and $250,000 in 2006. Additionally, the agreement requires the Company to issue 66,667 shares of its common stock annually as directed by the consultant in 2003, 2004 and 2005. At September 30, 2003, the Company has paid an aggregate of $675,000 pursuant to the contract but has not issued any shares of its common stock.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Factors That May Affect Future Results, Events or Performance

Risk Factors

Calypte has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-QSB/A (No.1) or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

  Risks Related to an Informal Securities and Exchange Commission Investigation


Our Former Independent Auditors Did Not Complete Their Review of Our Interim Financial Statements Which May Result in Us Being Viewed as Deficient in Our Periodic Filing Obligations

We were contacted by the San Francisco District Office of the Securities and Exchange Commission ("Commission") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the Commission regarding the Company. The staff has requested, among other things, documents related to certain press releases issued by the Company. While the Commission has advised us that the inquiry should not be construed as an indication by the Commission or its staff that any violation of law has occurred, we informed our former independent auditors and they advised us that they could not complete their quarterly review of our interim financial statements in our 10-QSB or issue an audit opinion on our 2003 annual financial statements in our Form 10-KSB until such time as our Audit Committee completed its investigation of this matter, the same was reviewed by our former auditors and they were satisfied that, in their opinion, an adequate investigation was conducted and appropriate conclusions were reached and actions taken. Our interim financial statements are required to be reviewed under Statement of Auditing Standards 100 ("SAS 100") by an independent public accountant pursuant to Item 310(b) of Regulation S B and our annual financial statements must be audited by an independent public accountant pursuant to Item 310(a) of Regulation S B. While we have now amended this 10-QSB subsequent to the conclusion of the Audit Committee investigation and our new independent auditors have rendered an SAS 100 review, the staff of the Commission may take the position that our Form 10-QSB for the quarterly period ended September 30, 2003 is deficient because the required review was not completed on a timely basis. That could mean that we may be viewed as not being current in our filings under the Securities Exchange Act of 1934. If we were determined by the Commission to be deficient in our periodic filings, we could be ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.

                    Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Funds When and If Required We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We believe that our currently available working capital plus the funds which will be available, if necessary, from the $10 million 5% Promissory Note purchase agreement with Marr will be adequate to sustain our operations at current levels through year end 2004. While we believe that recent financing agreements and current resources provide adequate funding for our operations at current levels for at least the next 15 months, there can be no assurance that such resources will be adequate. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our current or potential new products or that we will achieve significant improvements in the efficiency of our manufacturing processes. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future. In the absence of adequate resources from current working capital and existing financing commitments, we would need to raise additional capital to sustain our operations. In that case, we would consider strategic opportunities, including investment in the Company, a merger, joint venture or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, it will place the Company in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or require the Company to obtain waivers of certain covenants that are contained in existing agreements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Our business model and current revenue forecasts call for a significant expansion of sales in the Peoples' Republic of China as well as in Africa upon successful completion of the rapid product evaluation and regulatory approval. Should conditions beyond our control, such as SARS, redirect attention more than temporarily from the worldwide HIV/AIDS epidemic, our customers' ability to meet their contractual purchase obligations or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

      o     detain or seize our products;

      o     issue a recall of our products;

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

On May 22, 2003, the Company was informed that a former vendor, Professional Maintenance Management LLC ("PMM"), had instituted an action against the Company in the Montgomery County Circuit Court of Maryland for the sum of $64,925 plus post-judgment interest. The Company has agreed to resolve the matter by making an initial payment in the amount of $10,000 and subsequent monthly payments in the amount of $7,500 toward the outstanding amount claimed by PMM. All payments have been made and the Company has requested that plaintiff's counsel file a dismissal of the action with the Court.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

SEC   Inquiry/Auditor's   Review  of  Interim  Financial   Statements/Change  in
Accountants

The Company was contacted by the San Francisco District Office of the Securities and Exchange Commission ("Commission") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the Commission regarding the Company. The staff has requested, among other things, documents and information related to certain press releases issued by the Company. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violation of law has occurred. The Company has voluntarily provided the information sought by the Commission and is cooperating with the Commission in connection with its informal inquiry. Independently, the Company's Audit Committee has investigated the matter and has retained outside counsel to assist in its investigation by reviewing the press releases and related information that were the subject matter of the Commission's informal inquiry letter. The Audit Committee has completed its investigation and reported the results of its investigation and associated recommendations to the Board of Directors. Counsel for the Audit Committee advised the Audit Committee and the Board of Directors that the results of their investigation, interviews and review of documents provided in response to the SEC informal inquiry letter indicated no evidence of management malfeasance with respect to its inquiry. The Audit Committee, based upon its counsel's recommendations, proposed that the Company implement certain practices and procedures, some of which represent a continuation or formalization of present practices. The recommendations and proposals of the Audit Committee that were approved by the Board of Directors include certain improvements in the Company's press release issuance process and investor relations and regulatory recordkeeping procedures. Additionally, the Board of Directors has directed management to implement the American Stock Exchange corporate governance standards (SR-AMEX-2003-65) approved by the Commission on December 1, 2003.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The interim financial statements contained in a Form 10-QSB are required to be reviewed under Statement of Auditing Standards No. 100 ("SAS 100") by an independent public accountant pursuant to Item 310(b) of the Commission's Regulation S-B. Calypte's former independent auditors, KPMG LLP ("KPMG"), informed the Company that they could not complete their quarterly review of the Company's interim financial statements contained in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 or audit the Company's financial statements for its fiscal year ended December 31, 2003 until such time as the Company's Audit Committee had completed the investigation related to the Commission's informal inquiry letter, the same was reviewed by KPMG, and KPMG was satisfied that, in its opinion, an adequate investigation was conducted and appropriate conclusions were reached and actions taken. On December 23, 2003, the Company dismissed KPMG as independent auditors for the Company, effective immediately. The decision to dismiss KPMG was recommended by the Audit Committee of the Board of Directors. As of the date of KPMG's dismissal, KPMG had advised the Company that, in KPMG's opinion, the conditions necessary for KPMG to complete its review had not yet been satisfied. At the time of KPMG's dismissal, the Audit Committee had completed its investigation, had reported the results of its investigation and associated recommendations to the Board of Directors, and the Board of Directors had approved such recommendations. In addition, at such time, counsel for the Audit Committee had advised the Company that it had commenced to provide information to KPMG concerning the investigation conducted, the conclusions reached and the actions taken by the Company.

On December 24, 2003, upon approval of the Audit Committee of the Board of Directors, the Company engaged Odenberg Ullakko Muranishi & Co. LLP ("OUM") to audit the consolidated financial statements of the Company for the two years ended December 31, 2003 and to review the interim financial statements of the Company contained in this Quarterly Report on Form 10-QSB/A (No. 1) for the quarterly period ended September 30, 2003. OUM has completed its SAS 100 review associated with this Form 10-QSB (No.1).

Management Changes

On January 24, 2004, the Company announced the appointment of J. Richard George, Ph.D. as its new President and Chief Executive Officer and Richard Van Maanen as its new Vice President of Operations. The Company also announced that Jay Oyakawa had resigned from his position as President, Chief Operating Officer and as a member of the Company's Board of Directors. The Company entered into a Separation Agreement and Release with Mr. Oyakawa wherein he will be paid a severance of one year's salary of $350,000 over a twelve month period and was vested in options to purchase 750,000 shares of the Company's common stock exercisable at $0.32 granted to him in accordance with the Company's 2000 Equity Incentive Plan. Dr. George has been the Company's Vice President of Government Affairs since January 2003 and Mr. Van Maanen has been employed by the Company since 1993 as Director of Marketing and Director of International Business Development.

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits

      3.1 Amended and Restated Bylaws of Calypte Biomedical Corporation as of January 19, 2004.

   10.135 Separation Agreement and Release between the Company and Jay Oyakawa dated January 19, 2004.

     31.1 Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                                        CALYPTE BIOMEDICAL CORPORATION
                                        (Registrant)

Date: January 29, 2004                  By: /s/ Richard D. Brounstein
                                           -------------------------------------
                                           Richard D. Brounstein
                                           Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)