Form 10KSB
period 2003-12-31
CALYPTE BIOMEDICAL CORP
filed 2004-03-30
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-KSB

 (MARK ONE)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                        COMMISSION FILE NUMBER: 000-20985

                             ----------------------

                         CALYPTE BIOMEDICAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                 DELAWARE                                       06-1226727
      (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

1265 HARBOR BAY PARKWAY, ALAMEDA CALIFORNIA                       94502
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (510) 749-5100

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     COMMON STOCK, $.03 PAR VALUE PER SHARE

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ?

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|?
      Issuer's revenues for its most recent fiscal year: $3,467,000

      As of March 22, 2004, 137,039,316 shares of the registrant's common stock, $.03 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was approximately $51,002,000 based on the $0.52 per share closing price of the common stock on that date reported on the Over the Counter Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the issuer's definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission relative to the issuer's 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes  |_|    No  |X|

================================================================================

                         CALYPTE BIOMEDICAL CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                                                                                               PAGE
                                                                                                                NO.
                                                                                                               ----
PART I.
Item 1.         Business                                                                                          1
Item 2.         Properties                                                                                       18
Item 3.         Legal Proceedings                                                                                18
Item 4.         Submission of Matters to a Vote of Security Holders                                              19
PART II.
Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters                        20
Item 6.         Management's Discussion and Analysis of Financial Condition and Results of Operations            33
Item 7.         Financial Statements and Supplementary Data                                                      68
Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             69
Item 8A.        Controls and Procedures                                                                          70
PART III.
Item 9.         Executive Officers and Directors of the Registrant                                               72
Item 10.        Executive Compensation                                                                           72
Item 11.        Security Ownership of Certain Beneficial Owners and Management                                   72
Item 12.        Certain Relationships and Related Transactions                                                   72
PART IV.
Item 13.        Exhibits and Reports on Form 8-K                                                                 73
Item 14.        Principal Accountant Fees and Services                                                           82
                Signatures                                                                                      S-1
                Certifications                                                                                 II-1

Except for the historical information contained in this annual report on Form 10-KSB, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, uncertain market acceptance of our proprietary method of determining the presence of HIV antibodies, our limited experience selling and marketing HIV diagnostic tests, limited operating history, and our ability to obtain additional financing, as well as the other risks and uncertainties described under "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB. The Company assumes no obligation to update any forward-looking statements contained herein.

                                     PART I

ITEM 1. BUSINESS

Our business involves the development, manufacture and marketing of in vitro diagnostic tests primarily for the detection of antibodies to the Human Immunodeficiency Virus ("HIV") and other sexually transmitted and infectious diseases. We have historically focused our business on urine-based screening and supplemental tests for use in laboratories. By integrating several proprietary technologies, we developed novel urine HIV antibody tests, the Calypte urine-based enzyme immunoassay ("EIA") HIV Type 1 ("HIV-1") screening test and the Cambridge Biotech urine-based HIV-1 western blot ("Urine Western Blot") supplemental test. We also manufacture and market the Cambridge Biotech serum-based western blot ("Serum Western Blot") supplemental test for detecting HIV-1 antibodies in serum. Our revenues are currently generated from sales of these three products, which we refer to collectively as our "ELISA tests." The ELISA tests are manufactured in formats that make them most suitable for high-volume laboratory settings. We shall sometimes refer to ourselves herein as "Calypte" or the "Company."

We are the only company with Food and Drug Administration ("FDA") approval for the marketing and sale of urine-based HIV-1 antibody tests. Our EIA HIV-1 screening test received FDA approval for use in laboratories in August 1996. Our Urine Western Blot supplemental test received FDA approval in May 1998. Our urine-based ELISA tests together, with their screening and confirmatory testing components, are the only complete FDA approved urine-based HIV testing method.

Our business is also involved in developing new test products for the rapid detection of HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), and other infectious diseases. In November 2003, we filed an Investigational Device Exemption ("IDE") with the FDA announcing our intent to develop a rapid serum-based HIV screening test. Rapid tests provide test results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in lesser developed countries which lack the medical infrastructure to support laboratory based testing. We are currently developing both serum- and urine-based HIV-1 and HIV-2 rapid tests and anticipate that our primary focus will be the development, manufacture and sale of our rapid test products, both internationally and domestically.


BACKGROUND

HIV

HIV, the cause of AIDS, is a leading cause of death for persons ages 25 to 44 in the U.S. and for persons of all ages in many international locales. Those infected with HIV generally do not show symptoms of AIDS until several years after HIV infection, if at all. Because most persons infected with HIV are unaware of their HIV status and are asymptomatic for AIDS, they do not avail themselves of medical treatment and may unknowingly expose others to the risk of HIV infection.

Prior exposure to HIV can be detected in laboratory and point-of-care tests even though the infected individual is asymptomatic. Although the human immune system typically requires a number of weeks or months to begin producing antibodies following exposure to HIV, there is no consensus in the scientific community as to whether antibodies can first be detected in blood, urine or oral fluid.

According to the December 2003 AIDS Epidemic Update published jointly by the Joint United Nations Programme on HIV/AIDS and the World Health Organization (the "WHO"), at the end of 2003 an estimated 40 million people globally were living with HIV; over 30.9 million people had already died from the disease, and an estimated 5 million people were newly infected with HIV during 2003. The Update reported that about 3 million people died of AIDS during 2003. HIV is spread by a transfer of bodily fluids, primarily through sexual contact, blood transfusions, sharing intravenous needles, accidental needle sticks or transmission from infected mothers to newborns.

In its February 2004 presentation, Global Health, The Bill & Melinda Gates Foundation (the "Gates Foundation") cites a mid-2002 UNAIDS report indicating that in the absence of dramatically expanded prevention and treatment efforts, 68 million people will die of AIDS in the 45 most affected countries between

2000 and 2020, a mortality outlook that is five times the number of AIDS-related deaths in the previous two decades in these countries. Further, the Gates Foundation report projects approximately 45 million new HIV/AIDS infections by the year 2010, with 28 million of these infections considered to be preventable. Whereas the epidemic is currently centered primarily in sub-Saharan Africa, where expectations of current and future infection range from 30 to 35 million adults by 2010, the Gates Foundation study identifies countries in northern Africa as well as Russia, India and China as the "next wave" countries which will experience the HIV/AIDS pandemic, as demonstrated in the following chart:

                  High and Low Estimates of Current and Future
              HIV/AIDS-Infected Adults in Next-Wave Countries, 2002
                                    and 2010

                                            (in millions)

                                           High      Low
                                           ----      ---
Nigeria                           2002        4        2
                                  2010       10        5
Ethiopia                          2002        3        2
                                  2010        7        3
Russia                            2002        1        1
                                  2010        5        3
India                             2002        5        3
                                  2010       20        5
China                             2002        1        1
                                  2010     10.5      4.5

source: Bill & Melinda Gates Foundation Global Health report 2/2004


HIV Testing

The discovery in 1984 of HIV antibodies circulating in the blood led to the development and widespread use of blood screening tests for the detection of HIV antibodies. Blood banks began testing their supplies of blood in an effort to maintain and protect the integrity of the blood. Most current HIV antibody screening tests are EIA tests which operate on the principle that antibodies react with antigens. Antibodies are produced by the human body in response to the presence of an infectious disease, such as HIV. Antigens are substances that stimulate production of antibodies. EIA tests provide an antigen base that will react with HIV antibodies, if such antibodies are present. Enzymes are used to detect the reaction between the antigens and antibodies.

Since then, the blood screening test has been considered the gold standard of HIV testing. In the United States, in addition to blood banks, physicians, life insurance companies, the military, the criminal justice system, the Immigration and Naturalization Service and community-based organizations all use blood-based testing. Unfortunately, HIV blood testing can be expensive and poses risk of infection to health care personnel. Blood is typically drawn at physician offices, clinics, hospitals or blood draw stations, where trained personnel are available. The blood is then sent to a laboratory where a trained health care worker or phlebotomist must first centrifuge the blood sample and then test it for the presence of HIV antibodies. Blood samples and related blood-sampling equipment require careful handling to avoid accidental exposure to blood-borne pathogens, such as HIV. Additionally, blood-based testing has become increasingly more costly as the costs of disposing of potentially infected specimens, syringes, needles and transfer tubes has increased. The cost of blood-based testing is prohibitive to many large public health screening programs, particularly in lesser-developed countries, many of which have significantly higher rates of HIV infection. Even in the United States, certain populations are not routinely screened due to the high cost of blood-based testing.

We have always maintained that urine-based testing offers unique advantages to blood-based testing. The following table illustrates these advantages:

   +---------------------+--------------------------------------------------------------------------+
   |                     | ADVANTAGE OF URINE OVER BLOOD                                            |
   +---------------------+--------------------------------------------------------------------------+
   |SAFETY               | o Urine is non-invasive                                                  |
   |                     | o Urine collection uses no needles or lancets                            |
   |                     | o Urine does not spread HIV                                              |
   +---------------------+--------------------------------------------------------------------------+
   |COST EFFECTIVE,      | o No special handling. Urine is stable for 4 weeks without refrigeration |
   |SIMPLE TO            | o A urine sample is easier to obtain                                     |
   |COLLECT              | o Urine is not a bio-hazard and does not require expensive disposal      |
   +---------------------+--------------------------------------------------------------------------+
   |CONVENIENCE          | o Urine collection does not require sterile collection devices  or       |
   |                     |   trained health care providers                                          |
   +---------------------+--------------------------------------------------------------------------+
   |PATIENT APPEAL       | o Urine has been shown to increase voluntary testing by up to 73%        |
   |                     |   (Source: University of Pennsylvania study results)                     |
   +---------------------+--------------------------------------------------------------------------+
   |PATIENT SUITABILITY  | o Urine is easy to collect from patients and is the most commonly        |
   |                     |   collected bodily fluid                                                 |
   +---------------------+--------------------------------------------------------------------------+
   |COMPLEMENTARY        | o Similar  commercialized  urine  tests  exist for                       |
   |MENU OF TESTS        |   drugs of abuse, pregnancy,  other sexually transmitted diseases        |
   +---------------------+--------------------------------------------------------------------------+
   |ACCURACY             | o Clinical data of urine testing shows a high correlation to blood,      |
   |                     |   approaching 100%                                                       |
   +---------------------+--------------------------------------------------------------------------+

All methods of HIV testing follow the same testing protocol. The protocol is to first test a sample for the presence of HIV antibodies. Any sample found to be reactive is then retested in duplicate. If either of the retests is reactive, the same sample is tested again using a more precise and expensive supplemental test. The presence of HIV antibodies, based on the results of the supplemental test, is considered a positive diagnosis of HIV infection. This protocol minimizes the risk of incorrectly reporting a false positive result that an individual is infected with HIV.

ORGANIZATION
We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. In December 1998, we acquired certain assets from Cambridge Biotech Corporation, an entity now owned by bioMerieux, Inc. The acquisition included the Urine Western Blot and Serum Western Blot supplemental tests and leasehold rights to the Rockville, Maryland facility.

We are headquartered in Alameda, California and have manufacturing facilities there and in Rockville, Maryland. Historically, the Alameda facility has manufactured our EIA screening test and the Rockville facility has manufactured our Urine and Serum Western Blot tests. However, we are currently in the process of consolidating our manufacturing operations by moving all manufacturing to our Rockville facility. We expect the closure of the Alameda facility to be completed by June 30, 2004, when the current lease expires. Our corporate headquarters will remain in the San Francisco bay area.

In November, 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (the "Beijing Calypte Joint Venture"), created to market existing and potential new products in the People's Republic of China ("China"). The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV ("Marr"), our largest stockholder, holding approximately 28% of our outstanding stock as of March 22, 2004.

Currently, we and our distributors market our ELISA tests in approximately half a dozen countries worldwide, primarily, however, in China and Brazil. Our current marketing strategy is to use distributors, both third party and joint venture partners, to penetrate targeted domestic and international markets. In the future, we may use the Beijing Calypte Joint Venture or other joint ventures to manufacture and market our products in international markets or as vehicles to manage our international manufacturing arrangements.

FINANCIAL CONSIDERATIONS

To successfully implement our business plans, we must obtain sustainable cash flow and profitability. Our future liquidity and capital requirements will depend on numerous factors, including successful completion of the development of our new rapid tests, acquisition and protection of intellectual property rights, costs of developing our new products, ability to transfer technology, set up manufacturing and obtain regulatory approvals of our new rapid tests, market acceptance of all our products, competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital in a timely manner.

Since  December 31, 2003, we have entered into new financing  arrangements  (see
Item 5) that management believes will be adequate to sustain operations at expected levels through at least 2004. Under our new financing arrangements, we will have the ability to borrow up to $15,000,000 pursuant to 5% promissory notes we may issue between February 28, 2004 and May 31, 2004 to finance our operations. Each promissory note will be due and payable 12 months after its issuance, which will be no later than May 31, 2005. If sufficient funds are not available from our operations to repay the promissory notes when due, we may need to arrange additional financing, attempt to extend or otherwise modify the promissory notes or make other arrangements. There can be no assurance that additional financing, if and as necessary, would be available or, if it is available, that it would be on acceptable terms. The terms of an additional financing could involve a change of control and/or require stockholder approval or could require us to obtain waivers of certain covenants that are contained in existing agreements. We would or might be required to consider strategic opportunities, such as a merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when and if required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and may be unable to continue our operations at current levels, or at all.

PRODUCTS

The Calypte Urine-Based HIV-1 Screening and Supplemental Tests (the urine ELISA tests)

Our proprietary urine-based HIV-1 EIA (the "EIA Screening Test") is non-invasive, easy to use, reliable and avoids many of the costs and risks associated with blood-based testing. Our EIA Screening Test, when used with our Urine Western Blot supplemental test provides the only complete urine-based HIV testing method. Laboratories using our urine-based testing method can complete the entire testing profile for HIV-1 antibody using a single urine specimen. Key benefits of our test include:

Convenience and Safety. Urine is the most commonly collected bodily fluid for laboratory testing. Collection of urine can take place any time of day. Urine testing does not require a 24-hour voided specimen or a midstream, clean-catch sample. Because it requires no special preservatives or containers, urine is also easy to collect, handle and discard. Our EIA Screening Test is in standard EIA format and is designed to be used with standard laboratory equipment.

Independent studies have concluded that the likelihood of contracting infectious HIV virus in urine is extremely low. There have been no reported cases of transmission of HIV virus through contact with urine of HIV-infected patients. Accordingly, the risk of HIV infection to health care and laboratory workers accidentally exposed to urine samples appears to be negligible. Since no needles are used in the urine sampling process, our test avoids this route of accidental infection. In lesser-developed countries, where the supply of sterile needles and syringes cannot be guaranteed and the medical infrastructure to support laboratory testing is scarce or nonexistent, the safety benefits of using urine sampling extend to patients as well as to health care workers.

Patient Appeal The ability to screen non-invasively for HIV in all types of patients, including injection drug users and newborns, may both enhance patient comfort and significantly increase the voluntary testing rates in patients who might otherwise decline testing. A recent study conducted by Johns Hopkins University entitled

"Screening for HIV Infection in High-Risk Communities by Urine Antibody Testing," published in the December 2002 volume of Journal of Acquired Immune Deficiency Syndromes utilized Calypte's EIA Screening and Urine Western Blot Tests. The study concluded that "[u]rine-based screening for HIV infection in high-prevalence inner city communities can be an effective tool for identifying and treating infected persons who are unaware of their infection."

Cost Effective. Our EIA Screening Test may significantly lower the overall cost of testing for HIV infection because the cost of collecting, transporting, testing and disposing of urine specimens is relatively inexpensive. Our urine ELISA tests do not require the use of trained healthcare professionals to obtain samples and we believe that a urine collection cup costs between $0.05 and $0.50. Moreover, since urine is often already being collected for other testing purposes, the incremental cost of collecting urine samples is likely to be insignificant.

Domestically, our current testing products qualify for insurance reimbursement coverage. We sell our current ELISA tests primarily to reference laboratories which in turn receive compensation from the insurance companies who order the tests. Even with reimbursement approvals, there can be no assurance that our ELISA tests will gain any significant degree of market acceptance among physicians, patients, or healthcare payers. As we seek to develop new products and obtain FDA approval for them in the future, insurance reimbursements may be necessary to facilitate their market acceptance.

Accuracy We have performed clinical studies demonstrating the effectiveness of using urine as a reliable and clinically valid sample for HIV testing. In the clinical trials for FDA approval of our urine ELISA tests, which followed FDA protocol of using the screening and supplemental tests together, our tests detected the presence of HIV-1 antibodies in urine with 99.7% sensitivity in subjects previously identified as HIV-1 infected through blood-based screening tests. Approximately 13,000 paired blood and urine specimens were tested. In subjects at low risk for HIV, the specificity of tests was 100%. "Specificity" is the ability to identify all non-HIV infected individuals correctly. "Sensitivity" is the ability to detect HIV infected individuals. Specificity and sensitivity of our urine ELISA tests in certain populations, including those at high risk and those with other medical conditions, was lower when compared to blood-based testing.

Calypte's HIV-1 antibody test is a much-needed alternative for people who fail to get tested for HIV because they are afraid of needles. According to the Centers for Disease Control and Prevention ("CDC"), approximately 665,000 Americans are living with HIV and AIDS. An estimated one in four does not know they are infected. It is critical for all people at potential risk for HIV infection to learn their status because early detection and treatment have been shown to prevent debilitating opportunistic infections and to extend life. Studies have shown that between 21% and 50% of people would prefer a urine test to a blood test, and up to 80% of these individuals cited fear of needles as the reason for preferring a urine test.

In spite of the benefits of our urine ELISA tests, these tests represent an alternative method of determining the presence of HIV antibodies. Blood-based and oral fluid-based tests have the advantage of already being commercially marketed and of having gained acceptance from the medical community. Both blood-based and oral fluid-based tests have been shown to be reliable media for HIV detection. There can be no assurance that our urine ELISA tests will gain any significant degree of market acceptance among physicians, other health care providers or patients.

Moreover, some blood-based HIV tests have also been proven effective in testing for both HIV-1 and HIV-2. Our urine ELISA tests are currently limited to testing for HIV-1 only. Although HIV-1 is the predominant strain of the virus, there are certain regions of the world, such as western Africa, where HIV-2 also exists. To date, although our urine ELISA tests are limited to HIV-1, we believe that factor has not had a materially adverse effect on our operations and revenues. However, there can be no assurance that this HIV-1 screening limitation will not have an adverse effect on our ability to market our urine ELISA tests in the future if another strain of HIV not detectable by our urine ELISA tests develops or if HIV-2 becomes more prevalent. Additionally, although we are working on development of rapid HIV diagnostic tests, there can be no assurance that our current lack of a rapid test will not adversely affect our operations and revenues.

Test Methodology. Our EIA Screening Test uses an industry-standard 96 well microtiter plate to detect antibodies to HIV-1 in urine. The HIV-1 antibodies, when present in urine, bind to our proprietary antigen coated on prepared microtiter plates. A subsequent enzymatic reaction produces a color change revealing the presence of HIV-1 antibodies.

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

Our Urine Western Blot test is an in vitro qualitative assay for the detection and identification of antibodies to HIV-1. This more specific assay is used as a supplemental test with urine specimens that tested repeatedly reactive using our EIA Screening Test.

Our Urine Western Blot test is manufactured from HIV-1 propagated in an H9/HTLV-IIIB T-Lymphocyte cell line. The virus is inactivated and specific HIV-1 proteins are bound to a nitrocellulose strip. Each strip contains all of the proteins and glycoproteins of HIV arranged in bands across the strip in order of molecular weight. If HIV-1 antibodies are present in the specimen, they will bind to the viral antigens present on the nitrocellulose strip. The position of bands on the nitrocellulose strips allows this antibody reactivity to be associated with specific viral antigens.

Our Urine Western Blot supplemental test uses the same commercially available western blot kit components as used in our Serum Western Blot supplemental test. The test procedure is virtually identical as well, except that the Urine Western Blot supplemental test requires 1.0 milliliter of urine added directly to the standard kit diluent and requires additional times of incubation for the two detection steps. The same laboratory equipment is used for both the Urine and Serum Western Blot supplemental tests.

Additionally, our Urine Western Blot test is differentiated by the blot controls it employs and the use of a positive criterion for blot interpretation. In urine, blots showing the presence of a single band, gp160, equal to or greater in intensity than the low positive urine western blot control are interpreted as a positive HIV-1 result. Urine blots have a lower indeterminate rate than blood, allowing more definitive negative or positive results.

The Cambridge Biotech Serum-Based HIV-1 Supplemental Test

Our Serum Western Blot test was the first supplemental western blot test to be FDA-approved and licensed for the detection of HIV-1 antibodies in blood. Our Serum Western Blot test has been distributed commercially for more than 15 years. Today, there are only two such products on the market. Since the FDA's November 1999 approval of a "Day Assay" format, the supplemental test is available in both a five-hour and an overnight format. We sell our Serum Western Blot test as a supplemental test to HIV-1 EIA screening tests produced by other manufacturers. Additionally, our Serum Western Blot test has been approved by the FDA for use as a supplemental test to HIV-1 rapid blood tests products by other manufacturers.

Products Under Development

Our research and development efforts are currently directed toward the development of select high-priority new diagnostic tests, primarily for the detection of HIV-1 and HIV-2. Priority is determined on the basis of feasibility, probable cost to develop, ability to acquire necessary intellectual property rights, regulatory complexity, market size and competition. Our product development strategy includes both internal product development and partnering with other companies to optimize existing tests and test formats and to obtain freedom to operate in conformity with other companies' intellectual property rights.

Rapid Tests. In response to reports by the CDC on the value of rapid HIV antibody test results, we have been pursuing the development of HIV-1 and HIV-2 rapid tests as our primary new products effort. We believe that such rapid tests are feasible and that a significant market exists for such tests. The high number of individuals who do not return for test results and counseling constitutes a threat to public health. In addition, in emergency rooms, delivery rooms and other settings, there is an urgent need to immediately know the HIV status of patients. For example, since azidothymidine ("AZT") treatment of pregnant mothers, even at delivery, has been shown to result in a substantial decrease in mother-to-child HIV transmission, there appears to be a ready market for reliable rapid HIV tests. Internationally, lesser-developed countries have the highest incidence of HIV infection and the least effective medical infrastructure with which to diagnose and treat it. This situation largely exists in the "next wave" countries in northern Africa, Russia, India and China. We believe that a rapid test is much more appropriate in these countries than a laboratory test.

We are designing our rapid tests to comply with the rapid testing protocol promulgated by WHO. Under that protocol, if a sample is non-reactive on the basis of a single rapid test, testing is complete and the diagnosis is considered negative for HIV infection. If the sample is reactive using the first rapid test, it is tested with a second, different rapid test. A reactive sample using the second test, having already been indicated as a presumptive positive by the first test, is considered to be a positive diagnosis for HIV. A sample that is non-reactive to the second test, after having been reactive to the first test, is re-tested using a third, different rapid test. A reactive sample on the third test is considered a positive diagnosis for HIV; a non-reactive sample is considered a negative diagnosis.

We have already conducted in-house trials of certain blood and urine rapid tests in development and are currently conducting field evaluations in Thailand to validate the performance of these products. Through the validation process, any enhancements necessary and/or desired in the performance of the rapid tests in the field are worked on in the laboratory. The reworked rapid tests are then returned to the field for further evaluation. This process is iterative and precedes the larger clinical trials that will be required for regulatory approval in many countries prior to bringing the products to market. Once each of these rapid tests demonstrates the desired performance in field evaluations, we will begin the manufacturing and clinical trial testing processes. We may elect to proceed with the commercialization of one of the tests while continuing to evaluate or modify the other.

One of the most critical components affecting the design and composition of our rapid test products is the acquisition of patent rights. A number of patents from a number of third parties are required for the manufacture of the rapid test platforms and contents. These patent rights may restrict us as to use, territories in which we may sell products and modes of operation. These restrictions may impact whether we can transfer any of our rights to manufacture and/or distribute products incorporating particular patents and how we may conduct such manufacturing and/or distribution arrangements. We may need to enter into partnering arrangements with other entities in order to manufacture and/or distribute our products, but we may be restricted from doing so because of restrictions on certain patent rights. We may be required to devote substantial funds and other resources to acquire the necessary patent rights in a manner that will not hinder our ability to commercialize our products. There can be no assurance that we will be successful in our endeavors to commercialize these products.

Over-the-Counter. There are currently no FDA approved over-the-counter HIV test products providing an immediate diagnosis. Nonethless, we believe there may be interest in an over-the-counter in-home rapid test in a number of countries worldwide. We will continue to explore the potential for an over-the-counter in-home urine collection kit for use in HIV diagnosis. However, due to regulatory approval uncertainties and cost concerns in the more developed countries, and especially in the United States, this is not a near-term priority development for us on our own.

Other Diagnostics. We intend to develop and/or market additional or improved tests, focusing on our expertise in urine, for other infectious and viral diseases, including other sexually transmitted diseases. We intend to focus on developing and marketing products that are complementary to our existing product lines, technical expertise and market opportunities. These efforts are in the early research and evaluation stages and are not expected to result in revenues in 2004, if at all.

Research and Development Spending. We continue to invest funds in research and development that we believe are necessary and appropriate to bring our rapid HIV-1 and HIV-2 tests to market, to ensure that our ELISA tests meet customer requirements and to explore the potential for other new diagnostic test products. We spent $1.5 million and $0.9 million on product research and development in 2003 and 2002, respectively. We expect future spending will continue to be devoted to development and commercialization of HIV-1 and HIV-2 rapid tests and improvements for our existing products, as well as to investigation of other potential new test products. There can be no assurance that we will achieve or sustain any revenues from sales of rapid HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

SALES, MARKETING AND DISTRIBUTION

Our marketing strategy is to continue to expand our global distribution network through the use of third party distributors and joint venture partners. In addition to FDA approvals, to date, we have received approval to market our ELISA urine tests in Indonesia, South Africa, Uganda, Kenya, China and Malaysia. Other international approvals for the ELISA urine tests are pending. We are working collaboratively with our third party distributors and through our Beijing Calypte Joint Venture to obtain regulatory approval to market and promote our products in certain international markets.

We anticipate that a greater portion of our revenues for the next several years will be derived from sales to international distributors and by manufacturing collaborations in key markets. International sales and operations involve a number of inherent risks and may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. Distributors of medical products in developing countries where the need for cost-effective HIV diagnostic tests may be the most acute often find it difficult to establish and maintain the necessary transportation, storage and credit facilities. Certain of our distributors have limited international marketing experience, and there can be no assurance that our distributors will be able to successfully market our products in any international market.

The following table summarizes the markets and geographic regions that we and our current marketing partners for our ELISA tests cover. The table includes marketing and distribution arrangements that were in effect at December 31, 2003 and those expected to become effective in the first half of 2004. Material terms of the respective distribution arrangements are described in more detail below.


                                                                                                                 TYPE OF
                                     EFFECTIVE DATE      TERM OF          GEOGRAPHIC                            ARRANGEMENT
MARKETING PARTNER/ COMPANY           OF ARRANGEMENT    ARRANGEMENT          REGION          MARKETS/PRODUCTS        (1)
-------------------------------    -----------------  -------------      ------------     ------------------- ---------------
Calypte                                                                  United           All
                                                                         States and
                                                                         Canada

Otsuka Pharmaceutical                12/98            Evergreen          Japan            Urine only          Exclusive

Teva Medical Ltd.                    12/94            Evergreen          Israel           Urine only          Exclusive

Uni-Health Services Sdn. Bhd.         4/01            3 years, with 2    Malaysia         All                 Exclusive-
                                                      year renewal                                            urine
                                                      option                                                  Non-
                                                                                                              exclusive-
                                                                                                              serum

BioBras S. A.                         5/00            3 years; 2 year    Brazil           All                 Exclusive-
                                                      renewal option                                          urine
                                                                                                              Non-
                                                                                                              exclusive-
                                                                                                              serum

Medicure, Inc.                        3/01            3 years with 2     Philippines      All                 Exclusive-
                                                      year renewal                                            urine
                                                      option                                                  Non-
                                                                                                              exclusive-
                                                                                                              serum

PCN Healthcare                        6/01            3 years with 2     Thailand         All                 Exclusive
                                                      year renewal                                            urine
                                                      option                                                  Non-
                                                                                                              exclusive-
                                                                                                              serum


Centrum Promotora Internacional       4/01            2/04               Mexico           All                 Exclusive-
                                                                                                              urine
                                                                                                              Non-
                                                                                                              exclusive-
                                                                                                              serum

                                                                                                                 TYPE OF
                                     EFFECTIVE DATE      TERM OF          GEOGRAPHIC                            ARRANGEMENT
MARKETING PARTNER/ COMPANY           OF ARRANGEMENT    ARRANGEMENT          REGION          MARKETS/PRODUCTS        (1)
-------------------------------    -----------------  -------------      ------------     ------------------- ---------------
REM Industria E. Comerica LTDA       12/01            3 years with 2     Brazil           Serum only          Non-
                                                      year renewal                                            Exclusive
                                                      option

Zhong Yang Pute Biomedical Co.       10/02            2 years, with 2    20 Provinces     All except drug     Exclusive-
                                                      year renewal       in China         rehabilitation      urine
                                                      option (2)                          and criminal        Non-
                                                                                          justice             exclusive-
                                                                                                              serum

Beijing Calypte Biomedical           11/03            Not applicable     China            All                 51%-owned
  Technology Ltd.                                                                                             joint venture

Sumit Exports and Trades              6/02            3 years, with 2    India            All                 Exclusive-
  Pvt. Ltd.                                           year renewal                                            urine
                                                      option                                                  Non-
                                                                                                              exclusive-
                                                                                                              serum

bioMerieux Mexico S.A. de C.V.       12/01            3 years with 2     Mexico           Serum only          Non-
                                                      year renewal                                            exclusive
                                                      option

bioCiencia Tecnologia e               4/02            3 years with 2     Brazil           Serum only          Non-
  Comercio Ltda.                                      year renewal                                            exclusive
                                                      option

Adaltis Inc.                          3/02            3 years with 2     Worldwide        Serum only          Non-
                                                      year renewal                                            exclusive
                                                      option

Mistaire LLC                          3/03            3 years with 2     Gulf             All                 Exclusive-
                                                      year renewal       Cooperative                          serum in GCC
                                                      option             Council,                             Non-exclusive-
                                                                         Botswana                             urine and
                                                                                                              serum in Botswana

     (1) All serum products are sold on a non-exclusive basis. Urine EIA screening and supplemental tests are distributed on the basis of country or territory exclusivity.

     (2) The agreement calls for minimum purchases of $3 million over the two-year term of the agreement, and provides for a two-year extension contingent upon the distributor's purchase of a specified minimum number of tests (EIA - 1,500,000 tests the first twelve months and 2,500,000 tests the second twelve months; Urine Western Blot - 15,000 tests the first twelve months and 30,000 tests the second twelve months) during the original term of the agreement. Based on purchases to date, it is not likely that the distributor will achieve the required minimum purchases and, consequently, the agreement will likely not be renewed. This distribution agreement has been assigned to Beijing Calypte Joint Venture. The agreement can be terminated by either party upon ninety days notice.

In 2003, our revenue from product sales totaled $3.5 million. Approximately 95% of our 2003 revenues were derived from sales to customers in the United States.

MANUFACTURING

The manufacture of our urine ELISA tests involves antigen production, plate processing and preparation of certain washes and other reagents. All processes are carried out under FDA Quality System/ Good Manufacturing Practices ("GMP") regulations. Antigen production involves cell culture, antigen expression and purification. Following purification, the antigen is tested extensively and optimized for plate coating. The coating of standard 96 well microtiter plates with antigen is completed using industry standard plate coating equipment. Following binding of the antigen to the plates, the plates are blocked and stabilized to prevent nonspecific binding of the antigen. The plates are then dried and packaged in foil pouches. The washes and reagents are produced using standard solution preparation techniques.

The consolidation of our manufacturing operations in Rockville will require significant capital investments to transfer the manufacturing processes and procedures for our urine ELISA tests, to reconfigure space and purchase new equipment, to hire and train current and additional staff, to conduct validation studies, and to complete comparability studies for FDA review and approval.

We have pre-market approval ("PMA") from the FDA for the manufacture and sale of our EIA screening test for our Alameda, California facility. We have a Biologics License ("BL") from the FDA for the manufacture and sale of our serum Western Blot tests for our Rockville, Maryland facility. We also have a PMA from the FDA for the manufacture and sale of our urine Western Blot tests for our Rockville facility. We have applied for a PMA to manufacture and sell our EIA test kits at our Rockville facility and expect to receive it in the spring of 2005. Until we receive the PMA, we will not be able to manufacture our EIA screening test for sale in the United States at our Rockville facility. As a result, we have recently increased our production of EIA screening tests at our Alameda facility in an attempt to establish a sufficient supply of inventory to meet our expected demand during the consolidation period. We considered historical sales levels and the expected length of time required to complete the consolidation and obtain the PMA in determining the amount of inventory we would need to cover demand during the transition period. Demand could significantly exceed historical levels and consolidation of operations or FDA approval could take longer than expected. If one or more of these events occur, our transition inventory may not be sufficient to supply customer orders. Alternatively, demand could fall significantly below historical levels, in which case we will have manufactured excess inventory that we may have to dispose of at additional cost.

The lease for our Alameda facility expires on June 30, 2004. We intend to wind up manufacturing operations in our Alameda facility in early June 2004. We plan to keep our corporate headquarters in the San Francisco bay area and are in the process of looking for suitable office space.

The FDA did not inspect either of our facilities during 2002. It inspected our Alameda facility in June 2003 and our Rockville facility in October 2003. Both inspections resulted in a few minor observations requiring response or corrective action, which we have made. Although we believe the FDA is currently satisfied with our responses and corrective actions resulting from its latest inspections, if it subsequently determines that it is not satisfied with them or, if it observes new conditions requiring corrective actions which remain unresolved following a future inspection, the FDA could take regulatory actions against us, including license suspension, revocation, and/or denial, seizure of products and/or injunction, and/or civil penalties or criminal sanctions. Any such FDA action would likely have a material adverse effect upon our ability to conduct our ELISA test business.

Except as may be limited by licensed patent right restrictions and other regulatory or government imposed considerations, we expect to outsource the manufacture of our rapid test products and are in the process of identifying manufacturers and potential joint venture partners that we believe could manufacture the rapid tests in the quantity and quality that we desire. There can be no assurance that we can successfully develop and transfer our rapid test technologies to another manufacturer or that the manufacturer will be able to successfully obtain local regulatory approval or meet expected commercial demand. Additionally, more than one manufacturer may produce various components of the tests, and there can be no assurance that the production from various sources will be successfully coordinated. Governmental regulations will likely affect the cost of production and time to production in amounts and manners that we cannot quantify.

We purchase and expect to purchase or have our manufacturing partners purchase raw materials and other components obtained from various suppliers in the manufacture of our test products. We also use some single-source components. Any delay or interruption in supply of these raw materials or components, especially in regard to single-source components, could significantly impair our ability to manufacture products in sufficient quantities to meet established and increasing commercial demand because additional or replacement suppliers cannot be quickly established.

As a result of limited financial resources in the past and related personnel turnover, we have had limited experience in the commercial-scale manufacture of our products. We currently manufacture our products for sale, for submission to FDA for ongoing compliance, for clinical trials, and for building our inventory. We may encounter difficulties in scaling-up production of our products, including problems involving production yields, quality control and assurance, raw material supply and shortages of qualified personnel. Due to our limited manufacturing experience, our estimates with regard to these and other operational requirements may be incomplete or inaccurate and unanticipated events and circumstances are likely to occur. Difficulties we may encounter in the current scale-up of manufacturing inventory for our transition period or in our consolidation of manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.

Due to the nature of our manufacturing processes, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, discharge, handling and disposal of certain materials and wastes. There can be no assurance that we will not be required to incur significant costs to comply with land use and environmental regulations as manufacturing is scaled-up to commercial levels, nor that our operations, business or financial condition will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies. There can be no assurance that we will be able to obtain and maintain all required permits in connection with the operation of our manufacturing facilities. If we attempt to manufacture our products on a larger commercial scale, we may become a significant user and disposer of water. The disposal of water used in our manufacturing processes must comply with applicable federal, state and local environmental protection laws, and compliance with these laws may be costly and difficult.

Our Rockville facility is a specialized facility incorporating Biosafety Level 3 controls for the manipulation of potentially infectious biological agents (HIV viruses). It also uses hazardous chemical materials. As such, this facility and the products manufactured there are subject to rigorous federal, state and local regulatory controls including registration, licensing and specific material use permits.

TECHNOLOGY

Our urine ELISA tests are based on the discovery by scientists at the New York University Medical Center ("NYU") in 1988 that antibodies to HIV could be found in urine. Prior to this discovery, it was commonly held that antibodies to systemic infections could not pass through the kidneys, and thus, could not be found in the urine of infected individuals. The NYU scientists showed that antibodies to HIV-1 envelope antigens were present in all urine samples from HIV-1 seropositive subjects. Building on this discovery, we developed our enzyme immunoassay ("EIA") to detect antibodies to HIV-1 in urine. There are two proprietary features of our EIA test that result in a format sensitive enough to detect the low levels of HIV antibodies in urine, the antigen target and the sample buffer in the assay.

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

We have non-exclusive rights to the proprietary process used to express the recombinant HIV-1 envelope glycoprotein from Texas A&M University System ("TAMUS"). This proprietary process for the manufacture of rgp160 begins with the baculovirus expression vector system established in an insect cell culture. The consistent and high levels of rgp160 expression in baculovirus infected insect cell culture are a critical step in the overall manufacturing of rgp160. We improved and upgraded the Repligen Corporation process with a proprietary process which uses a system in which the HIV-1 envelope protein is produced in the insect cell membrane rather than typical tissue culture systems where the protein is secreted into insect cell culture media. Rgp160 is an insoluble protein and requires detergent based extraction and purification procedures which are proprietary. We developed and have obtained a United States patent claiming a sample buffer formulation, which is used in the HIV-1 urine test. This sample buffer acts as a diluent for urine in the assay procedure and significantly increases test specificity by reducing non-specific binding of immunoglobulins (non-specific antibodies) and other substances in urine that would decrease specificity and sensitivity of HIV-1 antibody binding. Sample buffer is currently manufactured in our Alameda facility and will be transferred as part of our consolidation in our Rockville facility.

Our products incorporate established immunoassay technology based on antibody-antigen reactions. Antibodies are immune system proteins produced as a result of an organism's immune response to substances (antigens) foreign to the body and specifically bind to antigens and signal the immune system to assist in eliminating them. Immunoassays are used for diagnostic applications where the presence or absence of a specific analyte is being evaluated and allow the detection of some analytes at levels as low as one part per billion. Antigens include viruses, bacteria, parasites, chemical toxins and other foreign substances and hormones.

The HIV-1 urine assay format includes a standard 96 well microtiter plate which is compatible with standard laboratory instrumentation. The microwell plates are coated with proprietary recombinant HIV-1 envelope protein antigen. Patient urine and the unique specimen diluent are introduced to the microwell simultaneously. If HIV-1 antibodies are present, they bind to the antigen coated well and remain during the subsequent wash steps. An enzyme labeled conjugate is added to the well. This conjugate binds specifically to human antibodies which remain from the previous step. Following another wash, substrate reagent is added and color development occurs due to the presence of the enzyme conjugate in the well. This color is measured spectrophotometrically on a standard laboratory microwell plate reader. The presence of HIV antibodies in the specimen is indicated by the development of color in the microwell, and the intensity of the color is proportional to the amount of antibody.

Our Urine Western Blot supplemental test combines the Cambridge Biotech HIV-1 Western Blot test with a procedure we developed for testing urine specimens. Our Urine Western Blot test is based on the combination of electrophoretic separation of complex mixtures of proteins with the highly sensitive immunoblotting technique. This method has been highly useful in characterizing the antigenic profile of HIV-1 and describing the immune response to HIV-1 in the serum/plasma of exposed or infected persons.

The manufacture of our Urine Western Blot and Serum Western Blot tests involves the production of an inactivated, partially purified HIV-1 lysate from HIV-1 propagated in an H9/HTLV-IIIb T-lymphcyte cell line. HIV-1 proteins are separated by molecular size using gel electrophoresis of the lysate in the presence of detergent (sodium dodecylsulfate). The separated HIV-1 proteins are electrotransferred from gel to a nitrocellulose membrane that is washed, blocked to minimize non-specific immunoglobulin binding and packaged. These tests provide controls and components which enable the detection and visualization of HIV-1 antibodies present in the specimen incubated with individual nitrocellulose membrane strips. Bands corresponding to specific location of HIV-1 proteins are used to interpret a positive, negative or indeterminate result.

The format of both of our urine and blood rapid tests under development is based on a lateral flow device where the specimen enters by capillary action into a sample pad, where conditioning of the specimen takes place. The specimen then moves into a conjugate pad where the presence of antibodies in the urine or blood results in binding to a detection molecule carrying a color indicator. This antibody complex moves to a nitrocellulose test strip containing the HIV-1 and HIV-2 antigen targets and in a separate area as a control zone. If HIV-1 or HIV-2 specific antibodies are present in the complex, binding occurs between the antibody complex and the antigen band forming a red line. Absence of a red line at this location indicates the absence of HIV-1 and/or HIV-2 antibodies and a non-reactive result for the specimen. The validity of that result depends on the binding of the antibody complex to the control zone to form a red line. Results are seen in about 20 minutes in contrast with the laboratory based EIA tests that take 2 to 3 hours to perform.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

We seek patent and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to provide competitive advantages for our products in our markets and to develop new products.

We have two United States patents, one pending United States patent application, six foreign patents, and eight pending foreign patent applications. In addition, we currently license the right to use certain patents and other intellectual proprietary rights from NYU, Cambridge Biotech and TAMUS. These licenses secure intellectual property rights necessary for the manufacture and sale of our ELISA test products as summarized below:


+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|                          |                   |                            |                        |EXPIRATION -     |
|                          |                   |                            |                        |UPON EXPIRATION  |
|                          |                   |                            |                        |OF PATENT IN:    |
|ISSUER OF LICENSE         |OWNER              |DESCRIPTION                 |ADDITIONAL PROVISIONS   |                 |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|EIA:                      |                   |                            |                        |                 |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|  NYU                     |NYU                |Exclusive license for       |Right to make, use,     | 2009            |
|                          |                   |using urine in place of     |sell and sublicense     |                 |
|                          |                   |blood as a specimen sample  |products utilizing the  |                 |
|                          |                   |for detecting HIV           |technology described    |                 |
|                          |                   |                            |in the patent           |                 |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|  Texas A&M University    |TAMUS              |Non-exclusive license for   |Right to make, have     | 2009            |
|  System (TAMUS)          |                   |using insect cells to       |made, use and sell      |                 |
|                          |                   |obtain gp160                |products based on its   |                 |
|                          |                   |                            |proprietary             |                 |
|                          |                   |                            |recombinant expression  |                 |
|                          |                   |                            |systems                 |                 |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|  bioMerieux (Cambridge   |Harvard University | Non-exclusive license for  | Sublicense to make,    |  2005           |
|  Biotech Corporation)    |                   | using gp160 to detect HIV  | have made, use and     |                 |
|                          |                   | infection                  | sell products that     |                 |
|                          |                   |                            | relate to the licensed |                 |
|                          |                   |                            | technology             |                 |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|URINE WESTERN BLOT        |                   |                            |                        |                 |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|  NYU                     |NYU                |Exclusive license for       |Right to make, use,     | 2009            |
|                          |                   |using urine in place of     |sell and sublicense     |                 |
|                          |                   |blood as a specimen sample  |products utilizing the  |                 |
|                          |                   |for detecting HIV           |technology described    |                 |
|                          |                   |                            |in the patent           |                 |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|  NIH                     |Pasteur Institute  |HIV 1 virus                 |                        | 2112            |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|SERUM WESTERN BLOT        |                   |                            |                        |                 |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+
|  NIH                     |Pasteur Institute  |HIV 1 virus                 |                        | 2112            |
+--------------------------+-------------------+----------------------------+------------------------+-----------------+

As we pursue the development of our rapid HIV tests, we will need to obtain licenses or other rights under, or enter into distribution or other business arrangements in connection with, certain patents for HIV-2, peptides, analytes and lateral flow technology, in order to manufacture and sell our rapid HIV tests. See the Section entitles, "Risk Factors" for a further discussion of these issues. To obtain these licenses, we will have to pay upfront fees and ongoing royalties.

We have filed patent applications in the United States, China and Russia for a "Rapid Test For Antibodies Against HIV In Urine." These applications are in the early stages of prosecution but establish a priority date for our invention.

Although important, the issuance of a patent or existence of trademark or trade secret protection does not in itself ensure the success of our business. Competitors may be able to produce products competing with our patented products without infringing our patent rights. Issuance of a patent in one country generally does not prevent manufacture or sale of the patented product in other countries. The issuance of a patent is not conclusive as to validity or as to the enforceable scope of the patent. The validity or enforceability of a patent can be challenged by litigation after its issuance. If the outcome of such litigation is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. Trade secret protection does not prevent independent discovery and exploitation of the secret product or technique.

We are not aware of any pending claims of infringement or other challenges to our patents or our rights to use our trademarks or trade secrets in the United States or in other countries.

We require our employees, consultants, outside collaborators, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual during his or her tenure with us will be our exclusive property.

GOVERNMENT REGULATION

Overview

Our products are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Our products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (the "Act"), as amended by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, the FDA Modernization Act of 1997, and the Medical Devices User Fee and Modernization Act ("MDUFMA") among other laws. Under the Act, the FDA regulates the pre-clinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States. Beginning in October 2002, MDUFMA requires companies to pay substantial user fees for many FDA applications for new product approvals and for some product modifications. The FDA prohibits a device, whether or not cleared under a 510(k) pre-market notification, or approved under a pre-market approval ("PMA") or a biologics license application, from being marketed for unapproved uses. If the FDA believes that a company is not in compliance with the regulations, it can institute proceedings to detain or seize a product, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees.

We plan to sell our products in certain foreign countries which impose local regulatory requirements. The preparation of required applications and subsequent FDA and foreign regulatory approval processes are expensive, lengthy and uncertain. Failure to comply with FDA and foreign regulatory requirements could result in civil monetary penalties or criminal sanctions, restrictions on or injunctions against marketing of our products. Additional enforcement actions may potentially include seizure or recall of our products, and other regulatory actions. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances in a timely manner or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

HIV-1 Screening and Supplemental Tests

Our ELISA tests are regulated by the FDA Center for Biologics Evaluation and Research. When our EIA screening test was submitted to the FDA in September 1992, the FDA required a product license application ("PLA") and an establishment licensing application ("ELA") for our Berkeley, California manufacturing facility. In August 1996, we received a product license and an establishment license from the FDA to manufacture and sell, in interstate and foreign commerce, our EIA screening test for use in laboratory settings.

In December 1998, when we acquired the assets relating to the Cambridge Biotech Western Blot tests for HIV-1, Cambridge Biotech had a product license and an establishment license from the FDA for both the urine and serum-based Western Blot tests. In March 1999, the licenses were transferred from Cambridge Biotech to us and replaced with a Biologics License ("BL"). In January 2001, our EIA screening test was transferred from the biologics license to an approved PMA license as a Class III medical device concurrent with the approval of our

Alameda, California manufacturing facility. In June 2001, our urine Western Blot test, manufactured in our Rockville, Maryland facility, was transferred from the biologics license to an approved PMA license as a Class III medical device.

In December 2002, we received FDA approval to eliminate the lot release testing requirement for our EIA test. In February 2003, we received FDA approval for elimination of lot release testing for our urine Western Blot test.

Clinical Laboratory

We have not established nor do we plan to establish a clinical reference laboratory. Our customers depend upon the services and facilities of independent clinical reference laboratories to process our ELISA tests.

Manufacturing Facilities

The FDA requires our products to be manufactured in compliance with its Quality System/Good Manufacturing Practices ("GMP") regulations. In addition, we are subject to certain additional manufacturing regulations imposed by the State of California for our Alameda facility and the State of Maryland for our Rockville facility. These regulations require that we manufacture our products and maintain related documentation for testing and control activities. Our facilities and manufacturing processes have been periodically inspected by the FDA and other agencies and remain subject to audit from time to time. We believe that we are in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that our manufacturing facilities will satisfy FDA, GMP or California and Maryland manufacturing requirements. Enforcement of the GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly enforced. In the event the FDA determines that we are not in compliance with its regulations and, to the extent that we are unable to convince the FDA of the adequacy of our compliance, the FDA has the power to assert penalties, including injunctions or temporary suspension of shipment until compliance is achieved. In addition, the FDA will not approve a biologics license or PMA if the facility is found in noncompliance with GMPs. Such penalties could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to regulation by other federal entities, such as the Occupational Safety and Health Agency, the Environmental Protection Agency, and by various state agencies, including the California Environmental Protection Agency. Federal and state regulations regarding the manufacture, sale or use of our products are subject to future change, and these changes could have a material adverse effect on our business, financial condition and results of operations.

Product Liability and Recall Risk; Limited Insurance Coverage. The manufacture and sale of medical diagnostic products subjects us to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims that exceed our insurance coverage could have a material adverse effect on us. We maintain a $10,000,000 claims made policy of product liability insurance against which no claims have been made. However, product liability insurance is expensive. In the future, we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability that we incur in connection with clinical trials or sales of our products.

International

Our Alameda, California manufacturing site was awarded International Organization for Standardization ("ISO") 9001/EN 46001/ ISO 13485 certification on March 14, 2001 and we expect this approval to remain in effect until the facility is closed as part of our consolidation of manufacturing operations in Rockville. Our Rockville, Maryland manufacturing site underwent an assessment in December 2003 for ISO certification. We believe we will receive such certification shortly.

Distribution of our products outside the United States is subject to regulatory requirements that vary from country to country. Our export from the United States of certain of products that have not yet been approved for domestic commercial distribution is subject to FDA export restrictions. The European Union ("EU") requires a CE mark as well as ISO 9001 certification to qualify for sale in the EU. We have no immediate plans to seek such qualification. In a number of foreign countries, FDA approval is required prior to approval in that country to avoid additional in-country regulatory processes. Other countries require approval in the country of manufacture to avoid the in-country regulatory processes. Still other countries look to the results of WHO evaluations for guidance.

WHO serves as both a quasi-regulatory body and a potential funding source for many developing countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of products for the diagnosis and treatment of HIV and AIDS. We believe that a strong performance of our proposed rapid urine tests in a WHO evaluation would be an equally, if not more, effective demonstration of the viability of urine testing for HIV antibodies than the evaluation we earlier contemplated for our ELISA tests. We have been advised by WHO that its bulk procurement program for HIV tests focuses on diagnostic and blood donation screening tests capable of detecting the presence of both HIV-1 and HIV-2 antibodies. Although WHO has previously reported the results of its Phase 1 trials of our current EIA and Western Blot tests on its website, WHO has advised us that, in principle, it views those tests as suitable only for surveillance purposes and therefore not eligible for WHO's bulk procurement program. We anticipate that certain countries will look to the results of WHO evaluations for guidance on the potential uses of urine tests and for this reason we intend to continue to work with WHO. In our view, the attributes of our planned rapid tests for HIV-1 and HIV-2 in both urine and whole blood samples more closely match the needs of the developing world and, once evaluated by WHO, are more likely to meet its bulk procurement eligibility criteria. For these reasons, we may request WHO either to put further evaluations of our ELISA tests on hold or to drop them entirely in order to help WHO focus its limited resources on evaluation of the technology to be employed by the rapid tests.

We have obtained regulatory approval for our ELISA tests in certain international markets including Malaysia, China, Indonesia, the Republic of South Africa, Kenya and Uganda. These approvals validate the use of urine testing in the diagnosis of HIV. We believe that the two largest international markets for our urine ELISA tests are (1) China, where our ELISA tests have already been granted approval as a medical device and where we are attempting to achieve expanded access to governmental testing applications by obtaining an additional Biologics Branch approval, and (2) Russia, where we are considering expansion. Although we have obtained approval for our urine ELISA tests in certain African countries and are engaged in the approval process in others, we have determined that most hospitals and voluntary testing centers in these countries, due to their limited infrastructure, can best utilize our proposed HIV urine rapid test. Even though many hospitals, clinics or testing centers may recognize the advantages of and prefer urine testing, there is negligible demand for our current urine ELISA tests as they would prefer to wait for the availability of our announced rapid test products than implement procedures applicable to the current lab-based urine testing alternative.

Since we are still in the development stage for our rapid test products, we have not begun the regulatory process for those tests in any target market. We believe that the regulatory processes in certain foreign countries having a greater prevalence of HIV will be faster, which should result in a quicker timeframe for approval and right to bring our rapid tests to market. Consequently, we plan to focus our efforts on obtaining approvals for our rapid tests in those countries. We expect that our initial focus for obtaining approval of our rapid tests will be in Africa and the key "next wave" countries of China, Russia and, subsequently, India. We anticipate that there will be distinct approval processes for the professional market (hospitals, clinics, testing centers and government testing applications) and the over-the-counter market. The over-the-counter approval process may include additional requirements relating to self-testing with the rapid test. In China, regulatory approval for a product is granted only for products manufactured in China and only to the Chinese manufacturer of such product. As a result, for us to maintain control of our products in China, we plan to manufacture our products in China through our Beijing Calypte Joint Venture. Failure to obtain necessary regulatory approvals for our rapid tests would have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

Competition in the market for HIV testing is intense and is expected to increase. We believe that the principal competition will come from existing laboratory-based blood tests, point-of-care rapid blood tests, oral fluid-based tests, or other laboratory-based urine assays that may be developed. Our competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which are substantially larger and have greater financial, research, manufacturing, and marketing resources.

Important competitive factors for our products include product quality, price, ease of use, customer service, and reputation. Industry competition is based on the following:

     o   Scientific and technological capability;
     o   Proprietary know-how;
     o   The ability to develop and market products and processes;
     o   The ability to obtain FDA or other regulatory approvals;
     o   The  ability  to   manufacture   products  that  meet   applicable  FDA
         requirements (i.e., good manufacturing practices);
     o   Access to adequate capital;
     o   The  ability  to  attract  and retain  qualified  personnel;  and
     o   The availability of patent protection.

We expect competition to intensify as technological advances are made and become more widely known, and as new products reach the market. Furthermore, new testing methodologies could be developed in the future that render our products impractical, uneconomical or obsolete. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective than those we develop or that would render our technologies and products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that our competitors will not succeed in obtaining regulatory approval for these products, or introduce or commercialize them before we can do so. These developments could have a material adverse effect on our business, financial condition and results of operations.

Significant competitors for our current and developmental stage HIV antibody tests are Abbott Laboratories, bioMerieux, the Ortho Diagnostics division of Johnson & Johnson and Bio-Rad Laboratories, which sell blood-based HIV-1 EIAs and Orasure Technologies, Inc., which sells FDA-approved HIV tests including an oral fluid-based laboratory test, a blood-based rapid HIV-1 and HIV-2 test and an oral fluid-based rapid HIV-1 test. MedMira and Trinity Biotech each recently received FDA approval to sell rapid HIV-1 blood tests in the United States. We believe other companies may seek FDA approval to sell competing rapid HIV tests in the future.

Several companies market or have announced plans to market blood-based or oral fluid-based HIV rapid tests in the United States and abroad. We expect the number of blood-based and oral fluid-based HIV rapid tests to increase as these tests become more widely accepted. We are not aware of any companies marketing or planning to market competing urine-based HIV rapid tests, although, Murex
Corporation, owned by Abbott Laboratories, has previously announced urine capability for an HIV test.

Outside of the United States, where regulatory requirements for HIV screening tests are sometimes less demanding, a much wider range of competitors may be found. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1 and HIV-2 tests, rapid tests and other non-EIA format tests. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval.


EMPLOYEES

As of December 31, 2003, we had an aggregate of 70 full time, part time and temporary employees, 11 of whom were engaged in or directly supported our research and development activities, 47 of whom were in manufacturing, manufacturing support and quality assurance, two of whom were in marketing and sales and ten of whom were in administration. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

WHERE TO GET MORE INFORMATION

Our Website address is http://www.calypte.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These reports are available on our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

RISK FACTORS

See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 2. PROPERTIES

We lease approximately 20,000 square feet of office, research and manufacturing space in Alameda, California under a lease that expires in June 2004. We are not renewing this lease. We plan to vacate this space by June 30, 2004 and lease a smaller amount of office space in the San Francisco bay area to house our corporate headquarters.

We also lease two manufacturing sites in Rockville, Maryland, a 26,000 square foot manufacturing, research and office site and a 3,000 square foot site which houses our BSL-3 virus laboratory. Our lease on the virus lab site expires in October 2006 and our lease on the larger site expires in February 2009.

We believe that the facilities described above are adequate for our current requirements. We are currently evaluating our requirements for our developmental stage rapid test products.


ITEM 3. LEGAL PROCEEDINGS

On January 27, 2003, an action was filed in San Francisco County Superior Court against us by Heller Ehrman White & McAuliffe, LLP ("Heller"), our former attorneys. On April 30, 2003, we reached a settlement agreement with Heller whereby we agreed to pay a total of $463,000 to settle this claim, after which Heller would dismiss the suit. As a part of the settlement, we waived all of our defenses to Heller's claims, as well as our counterclaims, should we default on this payment plan. We made the final required payment to Heller in February 2004 and Heller filed a request for dismissal of the suit with prejudice.

On January 24, 2003, we were informed that one of our former vendors, Validation Systems, Inc. ("Validation"), had commenced an action in Santa Clara County Superior Court on an open book account in the amount of $79,614, incurred between April 1999 and July 2002 and which we accrued, concurrently, plus $20,156 in interest, at the rate of 10% per annum until payment, wherein it has claimed that it rendered services related to the validation of biomedical equipment and processes at our facilities. We have contested the claim as the alleged services claimed by Validation were not performed in a timely fashion and were, thus, unusable. On September 9, 2003 the Court dismissed Validation's lawsuit against us due to the failure of Validation's counsel to appear at a mediation status review and to respond to an order to show cause regarding the failure to appear. Validation has filed a motion to vacate this dismissal on grounds of inadvertence, mistake, surprise and excusable neglect. The Court vacated the dismissal and reinstated the case at a hearing on December 2, 2003 in return for Validation's payment of fees incurred by us in connection with Validation's failure to appear. Additonally, the Court ordered the parties to mediation. The parties are in the process of scheduling the mediation. We believe that we have meritorious defenses to the action.

On May 22, 2003, we were informed that a former vendor, Professional Maintenance Management LLC ("PMM"), had instituted an action against us in the Montgomery County Circuit Court of Maryland for the sum of $64,925 plus post-judgment interest. We agreed to resolve the matter by making an initial payment in the amount of $10,000 and subsequent monthly payments in the amount of $7,500 toward the outstanding amount claimed by PMM. All payments have been made and plaintiff's counsel has filed a dismissal of the action with the Court.

In September of 2003, we were served a lawsuit filed in the United States District Court for the Northern District of California by three individuals, Michael Serro, Michael Caland and Assad Ali Assad, seeking shares of our stock to which they claim they are entitled based on consulting services they claim to have provided pursuant to consulting agreements they had with us. We disputed the liability and contended that these three individuals did not provide the consulting services to us upon which their claims are based. A Stipulation of Dismissal was filed with the Court in February 2004 and the matter is now closed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS


STOCK SPLIT

Our Common Stock commenced trading on the Nasdaq SmallCap Market on July 26, 1996, the time of our Initial Public Offering, under the symbol "CALY". Our Company's stock was removed from listing on the Nasdaq Small Cap Market on July 13, 2001 as a result of our failure to meet the market's listing maintenance requirements. Beginning on July 13, 2001 and until May 28, 2003, our stock traded on the Over the Counter Bulletin Board under the symbol "CALY". On May 20, 2003, our shareholders approved a 1:30 reverse stock split, which became effective on May 28, 2003. Since May 28, 2003, our stock has traded on the Over the Counter Bulletin Board under the symbol "CYPT". At the time of the reverse split, the stated par value of our common stock was changed to $0.03 from $0.001 per share. The number of our authorized shares of common stock remained at 800 million. High and low sales prices reported by the Over the Counter Bulletin Board during the periods indicated are shown below. All share prices have been restated to reflect the reverse stock split.

FISCAL YEAR  (REFLECTS STOCK SPLIT)                                        QUARTER       HIGH       LOW
------------------------------------------------------------------------  ----------   --------   --------
2003                                                                             4th   $   1.74   $  0.44
2003                                                                             3rd       1.80      0.11
2003                                                                             2nd       1.05      0.25
2003                                                                             1st       3.45      0.75
2002                                                                             4th       4.80      1.50
2002                                                                             3rd      12.90      2.40
2002                                                                             2nd       8.70      0.30
2002                                                                             1st       8.10      5.10


On March 22, 2004, there were approximately 200 holders of record of our common stock, and the closing price of our common stock was $0.52. We have never paid any cash dividends, and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

SALES OF COMMON STOCK

Private Placements of Common Stock

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debenture holders in the principal amount of $550,000, pursuant to Regulation S of the Securities Act. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debenture holder increased to 15% of the average low bid price for the Company's common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 6,667 shares of common stock at an exercise price of $45. The shares underlying the debentures and warrant were registered using a Form S-3 Registration Statement. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001.

On January 24, 2001, the Company amended a common stock purchase agreement with a private investment fund for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated with the investor committed to purchase up to $25 million or up to 20% of the Company's outstanding shares of common stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw, subject to a formula based on the Company's average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22 day period and the Company received the settled amount of the draw down. By June 30, 2001, the Company had issued 169,500 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $12.60 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transaction. There are no further funds available to the Company under this equity line.

In August 2001, the Company and the same private investment fund mentioned in the preceding paragraph signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company's common stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, the Company, at its sole discretion, could draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund was obligated to purchase shares of the Company's common stock. The purchase price of the common stock purchased pursuant to any draw down was equal to 88% of the daily volume weighted average price of the Company's common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, in October 2001, the Company issued a 7-year fully-vested warrant to the investment fund to purchase up to 139,742 shares of common stock at an exercise price of $8.23 per share and 3,833 shares of its common stock as additional fees to the investment fund. The private placement of the related warrants was exempt from registration pursuant to Regulation S. From the time the Registration statement became effective in November 2001 through the expiration of the facility in October 2003, the Company issued a total of 855,776 shares of its common stock at an average price of $3.93 per share and received proceeds of approximately $3.2 million after deducting expenses of the transactions. At the time the facility expired, 633 registered shares remained available for sale under this facility.

In November 2001, the Company sold 52,528 shares of common stock under Regulation D of the Securities Act of 1933 ("the Securities Act") to various investors in a private placement at $5.70 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors was restricted for twelve months from the date of purchase. Three former members of the Company's Board of Directors, Nancy Katz, Mark Novitch and David Collins, purchased an aggregate of 24,038 shares of this offering. The proceeds of this offering were used to fund the Company's current operations. The purchase transactions by the Company's Board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition of the Company at the time.

Subsequently, beginning in 2002, the Company negotiated several new financings from which, through March 22, 2004, it has raised approximately $21.6 million in gross proceeds. The following table summarizes these financings by major category and the subsequent table provides the details of these financings.

            SUMMARY OF FINANCINGS - JANUARY 1, 2002 TO MARCH 22, 2004

                                                                 TOTAL
                                              GROSS     NET      SHARES      RESTRICTED
        FINANCING SOURCE                    PROCEEDS  PROCEEDS  ISSUED (1)   SHARES (2)
                                            -------   --------  ----------   ----------
        Bristol 12% Convertible             $   562   $    505     1,476.1          --
           Debentures and Warrants
        8% Convertible Notes                  3,232      2,594    46,084.3     3,492.6
        Other Restart Financings                750        730     2,720.3      1051.3
        Mercator 12% and 10% Debentures       4,550      3,650    34,153.4    11,643.8
        Marr Private Placements              12,500     11,900    28,333.3    28,333.3
                                            -------   --------   ---------    --------
                                            $21,594   $ 19,379   112,767.4    44,521.0
                                            =======   ========   =========    ========

     (1) At March 22, 2004, the holders have converted all but approximately $958,000 of principal of the convertible notes and debentures issued since February 2002. Based on current market prices, the Company would be required to issue approximately 2.5 to 3.0 million additional shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time.

     (2) Based upon ownership information supplied by the Company's transfer agent as of March 11, 2004. Certain of these shares may be eligible for resale under Rule 144 now or at various times in the future. As of March 22, 2004, approximately 34% of the Company's outstanding shares, or approximately 47.1 million shares, were restricted. In addition to the amounts summarized here, certain vendors, consultants and other parties who have agreed to accept our common stock in lieu of cash hold an additional 2.6 million restricted shares.

            DETAIL OF FINANCINGS - JANUARY 1, 2002 TO MARCH 22, 2004

                                                                                             CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS         NET        TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS     PROCEEDS        DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------     --------        ----          -----       ---------------
12% CONVERTIBLE DEBENTURE AND          Lesser of      $425                      2/11/02       $7.50       1,019.4/ $525
WARRANTS                              (i) 60% of       100                      5/10/02       $0.90
Bristol Investment Fund, Ltd.        the average      ----
                                     of 3 lowest      $525         $468
                                     closing bid
                                      prices for
                                         22 days
                                       preceding
                                      conversion
                                    or (ii)$1.50



Class A Warrant                        Lesser of        $4           $4         2/11/02       $7.50          56.7/ N/A
                                      (i) 70% of
                                     the average
                                     of lowest 3
                                         trading
                                      prices for
                                         20 days
                                       preceding
                                      conversion
                                    or (ii)$3.45

Class B Warrant                        Lesser of      $ 33          $33         2/11/02       $ 7.50         400/ N/A
                                      (i) 70% of                                                             --------
                                     the average
                                     of lowest 3
                                         trading
                                     pricing for
                                         20 days
                                       preceding
                                      conversion
                                         or (ii)
                                          $6.45.

     Total Bristol                                    $562         $505                                   1,476.1/$525
                                                      ====         ====                                   ============

                                                                                             CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS         NET        TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS     PROCEEDS        DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------     --------        ----          -----       ---------------
8% CONVERTIBLE NOTES                  Lesser of
Alpha Capital Aktiengesellshaft    (i) $3.00 or       $500                     5/24/02       $ 3.60          7,260.7/$500
Stonestreet Limited Partnership     (ii) 70% of       $500                     5/24/02       $ 3.60          7,075.7/$500
Filter International Ltd.        the average of       $150                     5/24/02       $ 3.60          2,452.4/$150
Camden International Ltd.          the 3 lowest       $350                     5/24/02       $ 3.60          5,279.1/$350
Domino International Ltd.         trades for 30       $150                     5/24/02       $ 3.60          1,767.4/$150
Thunderbird Global Corporation             days       $ 75                     5/24/02       $ 3.60           1,083.1/$75
BNC Bach International Ltd.           preceding       $200                     5/24/02       $ 3.60          2,463.8/$200
Excalibur Limited Partnership        conversion       $200                     5/24/02       $ 3.60          1,678.9/$200
Standard Resources Ltd.                               $100                     5/24/02       $ 3.60          1,542.5/$150
SDS Capital International Ltd.                        $300                     7/10/02       $10.20          4,189.8/$300
Camden International Ltd.                             $100                     7/10/02       $10.20          1,707.9/$100
Excalibur Limited Partnership                         $250                     7/24/02       $ 6.60          4,238.3/$250
Stonestreet Limited Partnership                       $250                     8/21/02       $ 3.90          4,042.2/$250
Alpha Capital Aktiengesellshaft                       $107                      5/9/03       $ 0.63          1,302.5/$107
                                                      ----                                                  -------------
                                                                                                         46,084.3/ $3,232
   Total 8% Convertible Notes                       $3,232        $2,594                                 ================
                                                    ======        ======

OTHER RESTART FINANCINGS:

10% CONVERTIBLE NOTE
BNC Bach International Ltd.          50% of the      $ 150         $ 150       5/14/02        $4.20          2,217.8/$150
   (Note: on 7/14/02 the           average of 3                                           $10.80 on
   maturity date was extended            lowest                                            7/14/02;
   until 12/31/02; on December      closing bid                                            $1.92 on
   27, 2002, the maturity date       prices for                                           12/27/02;
   was extended until January           22 days                                            $1.80 on
   15, 2003; on January 15,           preceding                                            1/15/03;
   2003 the maturity date was        conversion                                            $1.50 on
   extended until March 17,                                                                3/17/03;
   2003, on March 17, 2003 the                                                             $0.99 on
   maturity date was extended                                                                4/2/03
   until April 4, 2003; on                                                                 $0.75 on
   April 2, 2003, the maturity                                                              4/30/03
   date was  extended until May
   5, 2003; on April 30, 2003,
   the maturity date was
   subsequently extended until
   May 10, 2004)(5)

8% CONVERTIBLE DEBENTURES
Su So                                80% of the      $ 100          $ 90       6/17/02         $4.20        36.7 (4)/$100
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

                                                                                             CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS         NET        TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS     PROCEEDS        DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------     --------        ----          -----       ---------------
Jason Arasheben                     70% of the       $ 100          $ 90        7/03/02         $8.10        15.8 (4)/$100
                                  lower of the
                                       average
                                   closing bid
                                      or trade
                                     price for
                                    the 5 days
                                     preceding
                                   conversion,
                                  but not less
                                    than $3.00

PIPE AT $1.50 PER SHARE
Careen Ltd.                          $1.50 per       $ 200         $ 200      8/28/02          $ 4.80            225.0/N/A
Caledonia Corporate Group                Share       $ 200         $ 200      8/28/02          $ 4.80            225.0/N/A
                                                     -----         -----                                         ---------
    Limited

    Total Other Restart
      Financings                                     $ 750         $ 730                                       2,720.3/$350
                                                     =====         =====                                       ============


      Mercator 12% and 10%
Debentures

12% CONVERTIBLE DEBENTURES
Mercator Momentum Fund, L.P.         85% of the      $ 550      $345 (6)         9/12/02        $3.00          4,866.1 (4)/
($2,000 total commitment)            average of                                                                       $550
                                   the 3 lowest
Mercator assigned its rights to:        trading
   Alpha Capital AG                  prices for        250           250         7/24/03       $0.115          2,673.8/$250
   Gamma Opportunity Capital             the 20        250           250         7/24/03       $0.115          2,685.6/$250
     Partners, LP                  trading days
   Goldplate Investment Partners      preceding        250           250         7/24/03       $0.115          2,673.8/$250
   Marr Technologies, B.V. (11)      conversion        570           570          9/1/03       $0.820          5,181.8/$570
                                            (8)     ------        ------
                                                     1,870         1,665
   Dr. Khalid Ahmed                                     50            50         10/2/03       $1.310             84.6/$50
   Roger Suyama                                         20            20         10/2/03       $1.310             33.8/$20
   Logisticorp, Inc.                                    20            20    10/2/03 (12)       $1.310                    -
   Southwest Resource                                   40            40    10/2/03 (12)       $1.310                    -
                                                    ------        ------                                   ---------------
     Preservation Inc.                              $2,000        $1,795                                   18,199.5/$1,940
                                                    ------        ------                                   ---------------

Mercator Momentum Fund, L.P.         80% of the       $300          $260       10/22/02         $3.90         0/$300 (7)
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

                                                                                             CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS         NET        TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS     PROCEEDS        DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------     --------        ----          -----       ---------------
Mercator Momentum Fund L.P. (10)      70% of the      $300          $245        4/29/03        $0.825       3,455.5/ $294
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $1.20

Mercator warrant                       $3.00 per        $0            $0       10/22/02         $3.90                   0
                                          share
10% CONVERTIBLE DEBENTURES
Mercator Focus Fund, L.P. (10)        80% of the    $1,000          $510        1/14/03         $1.92       5,831.8/ $422
                                      average of                     (6)
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

Mercator   Momentum  Fund,   L.P.     80% of the      $450          $440        1/30/03         $1.86       2,592.6/ $358
(10)                                  average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $3.00
Mercator Focus Fund, L.P. (10)                        $400                      3/13/03         $1.47       2,437.7/ $178
Mercator Momentum Fund III, L.P.      65% of the       100                                                  1,636.3/ $100
                                      average of    ------                                                  -------------
                                    the 3 lowest      $500          $400
                                         trading    ------         -----
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $2.10
   Total Mercator Debentures                        $4,550        $3,650                                   34,153.4/ $3,592
                                                    ======        ======                                   ================

                                                                                             CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS         NET        TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS     PROCEEDS        DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------     --------        ----          -----       ---------------
MARR PRIVATE PLACEMENTS

PIPE AT $0.30 PER SHARE
Marr Technologies B.V. (9)(11)        $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                          share

PIPE AT $0.50 PER SHARE
Marr Technologies B.V. (9)(11)        $0.50 per      $10,000     $9,600        9/1/03          $0.820            20,000.0
                                                     -------     ------                                          --------
                                          share

 Total Marr Private Placements                       $12,500    $11,900                                          28,333.3
                                                     =======    =======                                          ========


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

       (2) At March 22, 2004, the holders have converted all but approximately $958,000 of principal of the convertible notes and debentures issued since February 2002. Based on current market prices, the Company would be required to issue approximately 2.5 to 3.0 million additional shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time.

       (3) On February 14, 2003 the registration statement for the shares underlying the $525,000 of the Bristol Debentures became effective. On July 18, 2003, the registration statement for 52,500,000 shares underlying the Other Recent Financings became effective. As a result of a decline in the market price of the Company's stock subsequent to the effective date of the July 2003 registration statement, the number of shares registered was insufficient to permit the complete conversion of the notes and debentures into registered shares. The shares underlying certain of the convertible securities have become eligible for resale under Rule 144, and certain investors have availed themselves of that eligibility to convert restricted shares issued pursuant to conversions into free-trading shares. As of March 22, 2004, approximately 34% of the Company's outstanding common stock, or approximately 47.1 million shares, are unregistered. Of this amount, Marr Technologies holds 33.5 million restricted shares issued pursuant to their two PIPE transactions and the conversion of their investment in $570,000 principal value of 12% convertible notes. Other investors in our convertible notes and debentures hold approximately 11.0 million restricted shares issued pursuant to their conversions. The Company has agreed to register the shares of common stock on a cost-free basis to the holders of said shares of common stock.

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

       (9) The Securities Purchase Agreements for both transactions between the Company and Marr require that the Company provide cost-free registration rights to Marr; however, Marr is subject to a one-year lock-up provision following the transaction date with respect to the shares purchased.

       (10) On January 14, 2004, when the market price of Calypte common stock was $0.60, the Company extended the maturity date of the following debentures until July 14, 2004:
            o 10% Convertible Debenture dated January 14, 2003 issued to Mercator Focus Fund, LP
            o 10% Convertible Debenture dated January 30, 2003 issued to Mercator Momentum Fund, LP
            o 10% Convertible Debentures dated March 13, 2003 issued to Mercator Momentum Fund III, LP and Mercator Focus Fund
            o 12% Convertible Debenture dated April 29, 2003 issued to Mercator Momentum Fund, LP

In return for the extension of the maturity dates, the Company has agreed to pay an additional extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee is payable 1% in cash and 1% in shares of the Company's common stock. Additionally, the Company agreed to file a registration statement including the shares potentially applicable to the conversion of the outstanding debenture balances by no later than April 29, 2004. The shares issuable as a portion of the extension fee are to be included in the registration statement.

       (11) On January 23, 2004, when the market price of Calypte common stock was $0.695, the Company and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of the Company's common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, the Company agreed to include in its next registration statement an aggregate of 28,333,333 shares of its common stock purchased by Marr in PIPE transactions in the third quarter of 2003.

         (12) The holder claims an earlier transaction date, which is disputed by the Company. This debenture has not yet been converted by the Company pending resolution of the transaction date dispute, which may determine the number of shares of the Company's stock to which the holder is entitled upon conversion.

On November 13, 2003, when the market price of the Company's common stock was $0.88 per share, the Company and Marr, its largest stockholder, entered into an agreement in which Marr agreed to provide the Company up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes issuable to Marr on an as-needed basis by the Company (the "Notes"). Each Note will bear interest at the rate of 5% per annum and will have a 12-month term. The Marr Credit Facility is available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility will be proportionally reduced by the amount of any equity financing obtained by the Company during the term of the Marr Credit Facility. Marr has the right of first refusal to participate in any such equity financing on the same terms as the other investors. The Marr Credit Facility provides for earlier termination as of March 31, 2004, if the Company fails to have its common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As of March 22, 2004, no Notes have been issued under the Marr Credit Facility. As consideration for the Marr Credit Facility, the Company issued to Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant is immediately exercisable and expires two years after issuance on November 12, 2005.

On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr amended the Marr Credit Facility to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As additional consideration for the amendment of the Marr Credit Facility, the Company issued to Marr an additional warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. This warrant is immediately exercisable and expires two years from its date of issuance on March 18, 2006.

Warrants, Options and Stock Grants

Since January 2002, the Company has entered into various contracts and agreements with consultants who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. The Company has obtained various services under these arrangements, including legal, financial, business advisory, and other services including business introductions and arrangements with respect to potential domestic and international product placement and the development of potentially synergistic relationships with appropriate public service or other governmental and non-governmental organizations. The Company has generally issued the warrants at a discount to the then-current market price and has registered the shares underlying the warrants, options and stock grants on Form S-8 Registration Statements for resale by the consultants. The Company has, since January 2002, issued approximately 9.6 million shares of its common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 7.9 million shares have been issued during 2003.

In May 2002, Calypte issued warrants and options to purchase 633,333 shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.45 per share on May 9, 2002 when the market price of our common stock was $0.90 per share. The option was granted at $0.90 per share on May 10, 2002, when the market price of our common stock was $0.90 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants exercised all the warrants and options and Calypte issued 633,333 shares and received proceeds of $292,500. All but one of the consulting agreements discussed above expired in August and we have entered into new agreements for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product development of synergistic relationships with appropriate public service organizations. In November 2002, Calypte issued warrants to purchase 950,000 shares of our common stock and stock grants for 70,000 shares of our stock to consultants under the terms of these new agreements. The Company issued 350,000 warrants at an exercise price of $1.50 per share on November 1, 2002, when the market price of our stock was $4.20 per share. The Company issued an additional 600,000 warrants at an exercise price of $1.50 on November 20, 2002, when the market price of our common stock was $2.70. All of the warrant grants were non-cancelable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. By February 2003, the consultants had exercised all the warrants and the Company had received aggregate proceeds of $1.425 million. The Company issued 986,667 shares of its common stock pursuant to the exercises of the November 2002 warrant and stock grants.

In January and February 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform services as described above. On February 14, 2003, when the market price of the Company's stock was $2.01, the Company issued warrants exercisable at $1.50 per share and stock grants for an aggregate of 975,216 shares of its common stock as compensation for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of $0.8 million.

During March 2003, when the market price of the Company's stock ranged from $1.32 to $1.50 per share, the Company issued warrants exercisable at $0.75 per share and stock grants for an aggregate of 1,350,400 as compensation for services under new or extended contracts. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.9 million.

In April 2003, when the price of the Company's stock ranged from $0.81 to $0.885 per share, the Company entered into additional contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in stock. The Company issued warrants at $0.75 per share and stock grants for an aggregate of 1,490,600 shares of its common stock as compensation or settlement for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.1 million.

In May 2003, when the price of the Company's stock ranged from $0.552 to $0.576 per share, the Company again entered into new contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in shares of stock. The Company issued warrants at $0.30 per share and stock grants for an aggregate of 2,080,305 shares of its common stock as compensation or settlement for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By September 30, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.5 million.

In July 2003, when the price of the Company's stock ranged from $0.11 to $0.30 per share, the Company extended a contract for consulting and other services and granted the consultant a warrant to purchase 722,500 shares of its common stock at 50% of the closing market price on the date of any exercise as compensation under the contract. The warrant was granted as fully-vested and expired on September 30, 2003. By September 30, 2003, the consultant had exercised the entire warrant at prices ranging from $0.08 to $0.61 per share and the Company had received proceeds of approximately $0.4 million. Also during July 2003, the Company issued stock grants to consultants for an aggregate of 356,344 shares of its common stock as compensation under their contracts.

On August 20, 2003, when the price of the Company's stock was $0.18 per share, the Company issued consulting contracts to two new consultants pursuant to which it issued warrants for 100,000 shares each, exercisable at $0.18 per share. The warrants were non-cancelable and fully-vested at the date of issuance. At December 31, 2003, the consultants had exercised none of the warrants.

In September 2003, when the price of the Company's stock ranged from $0.50 to $1.80 per share, the Company issued an aggregate of 800,000 shares of its common stock to consultants and other service providers who agreed to take shares of stock in lieu of cash as compensation under their contracts.

In October and November 2003, when the price of the Company's stock ranged from $0.53 to $1.65 per share, the Company issued an aggregate of 125,000 shares of its common stock to consultants and other service providers who agreed to take shares of stock in lieu of cash as compensation under their contracts.

In February 2004, when the price of the Company's stock was $0.67 per share, the Company issued 500,000 shares of its common stock to a consultant who had agreed to accept shares of stock as a portion of its compensation under a consulting agreement.

To conserve cash and to obtain goods and services, the Company may continue to issue options and warrants at discounts to market or issue direct stock grants. In the event that the Company issues additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to the Company's existing stockholders.

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

Summary of Financing Activities

To successfully implement our business plan, we must obtain sustainable cash flow and profitability. Our future liquidity and capital requirements will depend on numerous factors, including successful completion of the development of our new rapid tests, acquisition and protection of intellectual property rights, costs of developing our new products, ability to transfer technology, set up manufacturing and obtain regulatory approvals of our new rapid tests, market acceptance of all our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital in a timely manner.

Since December 31, 2003, we have entered into new financing arrangements that management believes will be adequate to sustain operations at expected levels through at least year end 2004. Under our new financing arrangements, we will have the ability to borrow up to $15,000,000 pursuant to 5% promissory notes we may issue between February 28, 2004 and May 31, 2004 to finance our operations. Each promissory note will be due and payable 12 months after its issuance, which will be no later than May 31, 2005. If sufficient funds are not available from our operations to repay the promissory notes when due, we may need to arrange additional financing, attempt to extend or otherwise modify the promissory notes or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

Our longer-term liquidity and capital requirements are dependent on factors similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2004. Consequently, we cannot predict the adequacy of our capital resources on a long-term basis. There can be no assurance that we will achieve or sustain profitability or positive cash flows in the future. In addition, there can be no assurance that additional financings, if and as necessary, would be available, or if it is available, that it would be on acceptable terms. The terms of an additional financing could involve a change of control and/or require stockholder approval, or could require us to obtain waivers of certain covenants that are contained in existing agreements. We would or might be required to consider strategic opportunities, such as a merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when and if required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

SUBSEQUENT EVENTS

Extension of Mercator Debentures

On January 14, 2004, when the market price of Calypte common stock was $0.60, the Company extended the maturity date of the following debentures until July 14, 2004:
     o 10% Convertible Debenture dated January 14, 2003 issued to Mercator Focus Fund, LP
     o 10% Convertible Debenture dated January 30, 2003 issued to Mercator Momentum Fund, LP
     o 10% Convertible Debentures dated March 13, 2003 issued to Mercator Momentum Fund III, LP and Mercator Focus Fund
     o 12% Convertible Debenture dated April 29, 2003 issued to Mercator Momentum Fund, LP

In return for the extension of the maturity dates, the Company has agreed to pay an additional extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee is payable 1% in cash and 1% in stock. Additionally, the Company agreed to file a registration statement including the shares potentially applicable to the conversion of the outstanding debenture balances by no later than April 29, 2004. The shares issuable as a portion of the extension fee are to be included in the registration statement.

Extension of Registration Rights

On January 23, 2004, when the market price of Calypte common stock was $0.695, the Company and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of the Company's common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, the Company agreed to include in its next registration statement an aggregate of 28,333,333 shares of its common stock purchased by Marr in PIPE transactions in the third quarter of 2003.

Amendment of Marr Credit Facility

On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr amended the Marr Credit Facility to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As additional consideration for the amendment of the Marr Credit Facility, the Company issued to Marr an additional warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. This warrant is immediately exercisable and expires two years from its date of issuance on March 18, 2006.

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

Operating Lease Extension

On March 1, 2004, we entered into a new lease agreement with the primary landlord of our manufacturing facility in Rockville, Maryland. The new agreement extends the lease of the premises through February 28, 2009, or 28 months beyond the expiration of our current sublease. Additionally, the new lease provides for tenant improvements to be made in connection with the consolidation of our manufacturing operations, in the amount of approximately $250,000. The base rent for the tenant improvements will be approximately $5,500 per month from March 2004 through October 2006. Following the expiration of our current sublease, the base rent from November 2006 through February 2009 will be approximately $40,000 per month.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS The following information should be read in conjunction with the consolidated financial statements and related notes that are provided under Part II, Item 7 of this Annual Report on Form 10-KSB.

Information we provide in this Form 10-KSB or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-KSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

     o   fluctuations in our operating results;
     o announcements of technological innovations or new products which we or our competitors make;
     o   FDA and international regulatory actions;
     o   developments with respect to patents or proprietary rights;
     o changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally;
     o changes in domestic or international conditions beyond our control that may disrupt our or our customers' or distributors' ability to meet contractual obligations;
     o   changes in health care policy in the United States or abroad;
     o our ability to obtain additional financing as necessary to fund both our long- and short-term business plans;
     o   fluctuations in market demand for and supply of our products;
     o public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;
     o availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors; and
     o price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Annual Report on Form 10-KSB is as of March 22, 2004, and Calypte undertakes no duty to update this information. Should events occur subsequent to March 22, 2004 that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 55 of this Form 10-KSB.


OVERVIEW AND OUTLOOK

Since 1998, following FDA approval for both the current ELISA screening and supplemental tests, Calypte has been marketing and selling in the United States the only available FDA-approved urine-based HIV testing method. We have since received regulatory approval to sell our ELISA tests in China, Malaysia, Indonesia, and in parts of Africa. Unfortunately, the tests have not received significant acceptance in those markets. We believe that there is a small established market for our current ELISA tests in the United States and a potential market in certain foreign countries with established medical diagnostic and treatment infrastructures as well. We believe that rapid tests are more suitable in many of the countries in which HIV/AIDS is epidemic, and particularly so in the "next wave" countries of Russia, China, Africa and India. Consequently, we are now actively working to commercialize our HIV rapid test products -and to obtain requisite regulatory approvals to introduce these products in these countries, as well as in other international markets. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

During the first quarter of 2002, our financial condition and cash availability deteriorated so significantly that by early April 2002 we had determined that we would need to curtail our operations and consider filing for bankruptcy protection. We announced that the situation had reached a critical point in mid-April 2002, at which time management began the process of winding down operations, with the likely expectation of a complete cessation of business. In early May 2002, however, before the wind-down process was completed, we received commitments for what management deemed to be sufficient additional financing to resume operations and stopped the wind-down process. In conjunction with the new financing commitment, the Board of Directors appointed a new chairman and we resumed operations.

Subsequently, we began an initiative to critically reassess our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement certain critical components:

     o We have significantly strengthened our financial position with the receipt of an aggregate of $12.5 million in new investment financing in two third-quarter 2003 transactions from Marr. Based on this investment, debt conversion and its purchase of shares in the public market, Marr now owns approximately 28% of our outstanding common stock and has identified itself in a public filing with the SEC as a "related party." The availability of the amended Marr Credit Facility in the aggregate amount of $15,000,000 has also significantly strengthened our financial position. We believe that our currently available working capital, the aggregate investment of $12.5 million by Marr and the funds available through the Marr Credit Facility, should be adequate to sustain our operations at current levels through at least year-end 2004. If, however, sufficient funds are not available from our operations to repay the promissory notes issued under the amended Marr Credit Facility when due, we may need to arrange additional financing, attempt to extend or otherwise modify the promissory notes or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

     o The consolidation of our manufacturing operations, when completed, is expected to eliminate approximately $1 million of annual expenses, including approximately $500,000 in annual occupancy costs, and create a more efficient and cost effective manufacturing structure.

     o We are committed to and focused on the introduction of one or more rapid HIV-1 and HIV-2 diagnostic tests in international markets. We will continue to distribute our ELISA test products internationally through our current distribution networks and will also seek new distribution relationships for our current and future test products. We may set up international manufacturing and distribution facilities utilizing joint venture or similar entities. We believe our initial international focus will be on China and Russia, two of the "next wave" HIV epidemic countries. We intend to pursue additional international distribution opportunities from government AIDS initiatives and humanitarian organizations as they provide funds for HIV testing in lesser-developed countries where the HIV infection is epidemic.

Guidance We projected fourth quarter 2003 revenues to be in the range of $900,000 to $1,000,000. Revenue for the fourth quarter was $1,037,000. We have indicated that our focus for 2004 is completing the development and commercialization of certain rapid HIV tests. While we are accomplishing that, however, we expect sales from our legacy business, our current, primarily domestic, ELISA tests to remain essentially unchanged. On that basis, we expect sales of those products to generate approximately $3.2 million to $4.0 million in aggregate revenues during 2004, spread generally evenly over the four quarters of the year. Sales of our urine ELISA test products will continue to be primarily to reference laboratories supporting the domestic life insurance industry and sales of our Serum Western Blot supplemental test will continue to be primarily to distributors, blood banks and similar testing institutions. Although we have received certain international approvals for our ELISA tests, we cannot predict any international sales volume for these test products as we have not received any firm purchase orders. We have contemplated entering into an exclusive distribution agreement with a third party distributor which would grant such distributor the exclusive right to market and sell our ELISA test products in the United States. While we are currently not contemplating entering into any such business arrangement, if we were to enter into such an agreement, expected 2004 revenues for our ELISA test products would be at the lower end of the guidance range.

We have begun international field trials of our developmental stage urine and blood rapid HIV tests in Thailand. While the early results from these trials are favorable, the trials have identified certain enhancements of the tests that we plan to make prior to initiating formal clinical trials and international manufacturing operations. We anticipate that these desired enhancements can be made relatively quickly and we plan to return the reworked rapid tests for further field evaluation. The test development process is iterative and subject to unanticipated delays. Attention to intellectual property considerations is critical, as our choices will affect our future ability to commercialize the test products. Based on our current estimates, we will need until the end of the second quarter of 2004, approximately three additional months beyond our previously anticipated timetable, to improve the tests to meet our high standards of performance and to conduct additional field trials. However, there can be no assurance that we will complete the development process during this timeframe. Should additional improvements or modifications be required for only one of the developmental stage rapid HIV tests, we may elect to proceed with the commercialization of the other rapid HIV test. Commercialization entails many steps and variables not under our control. We expect that different regulations and customs in each foreign country will further complicate the commercialization process. As a result, we are unable to predict with any certainty a timetable for the various steps and milestones required for the successful commercialization of our developmental stage products. Nevertheless, we believe that we have identified the primary milestones necessary to achieve commercialization of our rapid HIV tests:

     o   Achievement of desired performance in one or more field evaluations.
     o   Acquisition of necessary intellectual property rights.
     o   Entrance into manufacturing arrangements in targeted countries.
     o   Acquisition of regulatory approval in targeted countries.
     o   Performance of clinical trials.
     o Initiation of manufacturing and distribution efforts for commercial sale.
     o   Prediction with certainty of the amount of investment required.

Based on our current understanding of the intellectual property landscape and the various regulatory processses, we do not expect to generate significant revenues, if any, from the sale of any rapid HIV test products during 2004. We intend to commence the regulatory approval process in China during the second quarter of 2004 and anticipate that the regulatory process will take at least six months to complete. Depending on the manufacturing site chosen to manufacture products for importation into Russia, we may be able to commence a regulatory process of six to 12 months there in the third quarter of 2004. Products might then be ready for market late in 2004 or early in 2005. While we cannot estimate the regulatory approval process in various other international markets, we are encouraged by the interest we have received in our proposed rapid HIV tests.

We believe that the key to our penetration of the Chinese market will hinge on the success of the Beijing Calypte Joint Venture in the manufacture and distribution of our rapid HIV test products in China. Early indications, based on meetings with high-level Chinese authorities in which both we and representatives of our joint venture partner participated, lead us to expect that there is great potential for significant revenues from the sale of rapid HIV tests in China. We have had similar indications of interest in our proposed rapid HIV tests in meetings with various Russian officials. After receiving regulatory approval, we visited local hospitals and voluntary testing centers in Africa during the third quarter of 2003 to determine how best to proceed with sales of our current urine ELISA tests there. As a result of these visits, we have determined that most of these installations, due to their limited infrastructure, can best utilize our rapid HIV tests. Even though many centers indicated a preference for urine testing, there is negligible demand for our current ELISA tests. The clinics and testing centers indicated that they preferred to wait for the rapid HIV tests. At this time, we do not expect that our rapid HIV tests will be available for sale in Africa prior to late 2004, if at all.

We believe that our currently available working capital plus the up to $15,000,000 available to us as a result of the amended Marr Credit Facility will enable us to pursue the commercialization of our rapid HIV test products currently in development at least through 2004, in the absence of any unanticipated material costs and expenses that are not factored into our cash flow projections. Our operating cash burn rate for the year ended December 31, 2003 averaged approximately $1.1 million per month and averaged approximately $1.2 million per month for the quarter ended December 31, 2003. Our working capital of approximately $2.9 million at December 31, 2003 plus the $15 million available under the amended Marr Credit Facility should support the current average annual burn rate for over 16 months and the higher, fourth quarter average burn rate for approximately 14 months, into at least the first quarter of 2005.

Our cash flow requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of our research and development of our rapid HIV test products, the scope and timing of strategic alliances, the costs and timing of the expansion of our manufacturing capacity, the results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and costs of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and other necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of the commercial launch of our new rapid HIV test products, market acceptance of our new rapid HIV tests, competing technological and market developments, the ability to raise additional capital in a timely manner, costs and charges that may potentially occur as a result of the pending informal inquiry by the SEC (see Item 8) and other factors. Additionally, if, and as, we borrow money under the Marr Credit Facility, the Notes would become due 12 months after their issuance dates, with the full amount borrowed due on or before May 31, 2005, further increasing our capital requirements.

There can be no assurance that subsequent additional financings, if and as necessary, would be available, or if it is available, that it would be on acceptable terms. The terms of an additional financing could involve a change of control and/or require stockholder approval, or could require us to obtain waivers of certain covenants that are contained in existing agreements. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when and if required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Off-Balance Sheet Arrangements The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii).


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon Calypte's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     o Allowance for Doubtful Accounts We maintain an allowance for doubtful accounts on a specific account identification basis for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or regulatory issues with our products were raised, additional allowances may be required.
     o Inventory Valuation We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since we have continued to incur negative gross profit on an annual basis, and have high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In connection with the build-up of inventory of our screening test prior to the transfer of its manufacturing to our Rockville, MD facility, demand for this product could fall significantly below the historical levels on which the production was based, in which case we may have built excess inventory that we may have to dispose of at additional cost, or at a loss.
     o Deferred Tax Asset Realization We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

WIND-DOWN AND RESTART

In mid-April 2002, as a result of insufficient cash to continue our operations, we announced that we were winding down our operations and might have to cease our operations entirely and file for bankruptcy. We immediately furloughed all but a few manufacturing and administrative employees, making no separation payments or payments of accrued vacation to any employees. The manufacturing employees who were retained completed certain lots of in-process inventory and readied them for sale and were then also furloughed. Immediately prior to the restart, we had terminated all but 5 employees, retaining only the minimum necessary to ensure regulatory compliance for our facilities should additional financing enabling a restart become available. Upon receipt of the initial financing commitment that permitted the restart, we recalled key management and manufacturing employees and began the process of resuming our manufacturing operations. Other employees, such as administrative and sales personnel, were recalled in stages as required and as funding permitted. We had 73 full- and part-time employees prior to our wind-down and we have returned to our approximate pre-wind-down headcount levels. Not all of the pre-wind-down employees were rehired, and we believe our current complement is generally sufficient to meet our operational needs.

The costs of the wind-down and restart are difficult to quantify precisely. 2002 operations reflect both the inherent inefficiencies in the restart of our manufacturing processes, including the excess overhead and capacity costs incurred, as well as the lower sales demand resulting from abnormally-large purchases prior to the wind-down, and the time required to rebuild demand among customers concerned with our longer-term stability. Additionally, we have incurred incremental general and administrative costs, as well as financial costs in obtaining new capital investments and financing in the Company, (some of them non-cash) attributable to consultants engaged in the restart process and thereafter in investor relations initiatives within the financial community, and in other areas of expertise.

CUSTOMER TRENDS

ELISA Test Sales Sales of our EIA Screening Test accounted for 45% and 63% of our total sales for the years ended December 31, 2002, and 2003, respectively. Sales of our Urine Western Blot supplemental test accounted for approximately 4% of calendar year 2002 and 2003 revenue. The impact of the second quarter 2002 announcement of our possible cessation of operations caused many customers to modify their traditional product purchase patterns during 2002. The increase in the sales of our urine ELISA screening and supplemental tests as a proportion of total sales in 2003 is primarily the result of (1) these altered order patterns in 2002, and (2) a decrease in sales of Serum Western Blot sales primarily as a result of a change in distributors. We do not expect significant changes in the level of sales or the purchasers of our current urine EIA screening test in the near future, although we are exploring opportunities in "next wave" countries such as China and Russia. We do expect, however, that our rapid urine HIV tests, once completely developed and commercialized, will comprise an increasing proportion of our future sales, as we expand our distribution of these products internationally.

     Domestic Sales Sales of our EIA Screening Test to domestic life insurance reference laboratories accounted for 85% and 89% of screening test revenue for years 2002 and 2003, respectively. These reference laboratory sales were distributed among four laboratories in both periods. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 2% to 59% in calendar year 2002 and from 2% to 63% during 2003, with LabOne being the largest of the four in both periods. In October 2003, LabOne acquired the smallest of the above mentioned reference laboratories, bringing the number of laboratories to which we sell to three. We do not expect this acquisition to have a material effect on our sales to reference laboratories. We sell our product to the reference laboratories who service over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one laboratory to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference laboratories must use our testing products to satisfy the demand of insurance companies desiring urine testing. Based on our recent multi-year agreement with LabOne, we do not expect to lose LabOne, or any of the other current reference laboratories, as a customer. However, should such a loss occur, the insurance companies using urine-based testing in their policy underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. We could, however, potentially lose a significant amount of business because insurance companies that rely on this large laboratory could switch to another form of testing, either blood or oral fluid, and remain with LabOne. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in either period. During the third quarter of 2003 we eliminated the sales force that had focused on this diverse and disaggregated market. We have considered the consolidation of our United States sales effort under a single non-affiliated distributor. While no decision has been made at this time, this would not change our commitments with the reference laboratories and we do not expect that the result will affect our domestic trends. However, any disruption in the supply of this sole-source product would force our customers to find alternative testing solutions - either blood or oral fluid. In such a situation, it is unlikely that we could subsequently regain a material amount of this business. Sales of our Urine Western Blot test are generally made to the same customers who purchase the EIA Screening Test.

     International Sales International sales of our EIA Screening Test are not currently a material component of our revenue. Although we have obtained approval of our EIA Screening Test in several international markets and we believe that such approvals validate the use of urine as a testing medium, we see little interest in our current format screening test in most international markets and project minimal revenues from their sale internationally again in 2004. Our distribution agreement with our initial Chinese distributor requires the purchase of at least $3 million of our ELISA tests during the two-year term of the agreement. Although we resumed shipments of our ELISA tests to our initial Chinese distributor in the third quarter of 2003, the anticipated introduction of our rapid HIV tests is expected to impact the ability of this distributor to meet its $3 million ELISA test commitment. We are in the process of expanding our Chinese ELISA test approval, which may open new markets within the government sector in China. We have no firm commitments at this time, however. We are also seeking approval for our ELISA tests in Russia.

     While we believe there is interest in our rapid HIV tests currently under development, we do not expect to generate significant, if any, revenues from the sale of a rapid HIV test in 2004. The timing of revenues from our rapid HIV tests will be contingent upon completing our field evaluations and clinical trials, acquiring intellectual property rights, establishing manufacturing operations and obtaining the necessary regulatory approvals, as more fully discussed in the comments on Guidance earlier in this Item 6. Following the completion of development activities for our rapid HIV tests, our primary focus will be on developing manufacturing relationships and developing or expanding distribution relationships.

     While many counties have their own regulatory  approval  processes,  others look to the results of WHO evaluations for guidance. The World Health Organization ("WHO") serves as both a quasi-regulatory body and a potential funding source for many developing countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of products for the diagnosis and treatment of HIV and AIDS. Calypte believes that a strong performance of the rapid urine tests in a WHO evaluation would be an equally, if not more, effective demonstration of the viability of urine testing for HIV antibodies as the evaluation we earlier contemplated for the EIA and Western Blot algorithm. We have been advised by WHO that its bulk procurement program for HIV tests focuses on diagnostic and blood donation screening tests capable of detecting the presence of both HIV-1 and HIV-2 antibodies. Although WHO has previously reported the results of its Phase 1 trials of Calypte's current HIV-1 EIA and Western Blot tests on its website, WHO has advised us that, in principle, it views those tests as suitable only for surveillance purposes and therefore not eligible for WHO's bulk procurement program. We anticipate, however, that certain countries will look to the results of WHO evaluations for guidance on the potential uses of urine tests and for this reason the Company wants to continue to work with WHO. In our view, the attributes of Calypte's planned rapid tests for HIV-1 and HIV-2 in both urine and whole blood samples will more closely match the needs of the developing world and, once evaluated by WHO, are more likely to meet its bulk procurement eligibility criteria. For these reasons, Calypte may request WHO either to put further evaluations of our EIA and Western Blot on hold or to drop them entirely in order to help WHO focus its limited resources on evaluation of the technology employed by the rapid tests.

Serum Western Blot Sales Sales of our Serum Western Blot supplemental test accounted for 43% and 32% of our revenues for the years ended December 31, 2002 and 2003, respectively. We sold this test to bioMerieux Inc. prior to our wind down in the second quarter of 2002, but bioMerieux has not purchased this product from us since the restart of our operations in May 2002. Sales to bioMerieux accounted for approximately 18% of total revenue for the year ended December 31, 2002. Although there is limited competition in the supplemental testing market, we have not yet been able to rebuild market share and revenues to previous levels absent the sales to bioMerieux. We engaged a new distributor for this product whose sales during the second half of 2002 represented approximately 5% of our full year 2002 revenues and whose sales during 2003 represented over 6% of our total revenues for that period. Additionally, certain customers who had previously purchased our Serum Western Blot from bioMerieux now purchase directly from us. Nevertheless, the loss of Serum Western Blot sales to bioMerieux has had a materially adverse impact on revenues. Further, while at this time our consolidation and outsourcing evaluations with respect to the urine EIA product do not impact the Serum Western Blot product, there can be no assurance that the final results will not impact the financial viability of this product and our ability to maintain it on a long-term basis. Furthermore, while the Western Blot is key in the FDA-regulated testing algorithm today, it is unclear if, or when, rapid testing may substantially replace ELISA-based testing. If that trend occurs, the need for Western Blot supplemental tests may also be significantly reduced or eliminated.

RESULTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

Calypte's 2003 revenues totaled $3.5 million compared with $3.7 million for 2002, a decrease of $0.2 million or 6%. Screening test revenues increased by $508,000 or 30%. Sales of the screening tests to insurance company reference labs increased by $528,000 or 37%. During the fourth quarter of 2003, our largest customer purchased remaining consignment inventory on hand and switched to a standard contractual relationship. This increased our fourth quarter revenue by approximately $167,000. Additionally, screening tests revenues were lower than historical levels in 2002 due primarily to a reduction in product availability as a result of our wind-down and restart.

International sales of our screening tests accounted for approximately $173,000 and $143,000 in 2003 and 2002, respectively. International sales amounted to approximately 5% of total revenue in 2003 and 4% in 2002. Our primary international sales in both 2003 and 2002 were to our Chinese distributor. Domestic diagnostic and direct screening test sales were insignificant in both 2003 and 2002.

Revenue from the sale of our supplemental tests and viral lysate decreased $0.7 million or 35% in 2003 compared with 2002. Urine Western Blot sales decreased $7,000 or 5%, from $162,000 in 2002 to $154,000 in

2003. Serum Western Blot sales decreased by 30% or approximately $0.5 million compared with 2002 levels. The decrease is due to product availability issues related to the wind-down and restart, as well as to the loss of bioMerieux as a distributor after our restart. We engaged Adaltis Inc. as our new distributor in the second half of 2002, but have yet to regain our pre-wind-down market share, as there have not been significant sales by Adaltis.

Sales of HIV viral lysate, a component we use in the production of our Western Blot products and which we previously sporadically sold to another manufacturer of serum-based HIV diagnostic tests and other parties, decreased by $0.2 million or nearly 100% compared to 2002 levels. The sale of viral lysate accounted for approximately 6% of 2002 revenues. We have not sold viral lysate since we restarted our operations in mid-2002 and we do not consider its sale to be a core component of our on-going business.

Of customers accounting individually for more than 10% of our revenues, two customers accounted for an aggregate of 50% of our total revenues in 2003 and 3 customers accounted for an aggregate of 52% of our total revenues in 2002. As noted, previously, bioMerieux accounted for approximately 18% of our total revenues in 2002 and has not purchased from us since our mid-2002 restart.

Gross margin decreased from a loss of $2,492,000 (-68% of sales in 2002) to a loss of $2,654,000 (-77% of sales in 2003). As an FDA-regulated manufacturing entity with two geographically diverse locations, we incur a significant level of relatively fixed costs, including personnel-related costs, to operate and maintain our manufacturing facilities in compliance with Good Manufacturing Practices. Once those relatively fixed manufacturing costs are covered, we enjoy a significant contribution margin on additional sales. When we incur those costs without sufficient revenues from the sale of our products to offset them, we report negative margins. To restart our manufacturing operations in 2002, we had a workforce in place at both facilities and incurred both personnel and manufacturing process expenses throughout the second and third quarters of 2002, however only late in the third quarter was a complete cycle of post-restart production and sales achieved at both manufacturing facilities. Partially mitigating the impact of the wind-down and restart on manufacturing operations and expenses during 2002 was the completion of a facility consolidation project at our Rockville, Maryland location during the first quarter 2002, which reduced occupancy costs by approximately $200,000 on an annualized basis without impacting quality or efficiency. 2003 results include a full year's facility costs in product cost expense whereas only a portion of these costs were included in product costs during 2002. Additionally, the higher margins we achieved from viral lysate sales compared with those achieved from sales of either our screening or supplemental tests improved the overall margin on sales in 2002. As noted previously, we did not sell viral lysate during 2003 and do not expect viral lysate sales to recur in the near term.

Included in cost of sales, a component of gross margin, is royalty expense, which we pay on the sale of all of our products. Royalty expense was approximately $670,000 in 2003 and $412,000 in 2002. Our effective royalty rate varies based on our product mix, with the rate being higher on our EIA screening tests than on our urine or serum supplemental tests. Additionally, certain of our license agreements contain minimum royalty provisions which, in both 2003 and 2002, exceed amounts due based on the contractual percentage rates. In both 2002 and 2003, one licensor accepted shares of our common stock in satisfaction of discounted amounts due for one or more years in excess of the percentage royalty rate. The value of the common stock issued in both 2003 and 2002 was recorded as royalty expense.

R&D costs increased $615,000 or 66% from $929,000 in 2002 to $1,544,000 in 2003.
Approximately 47% of the increase is due to expenses associated with the increased headcount involved in our rapid test development. The remaining increase is due to expense associated with the acquisition of specimens and product prototypes in preparation for clinical trials to pursue our rapid test initiative.

Selling, general and administrative costs increased from $9,006,000 in 2002 to $15,517,000 in 2003, an increase of $6,511,000 or 72%. Sales and marketing expenses increased by approximately $1,096,000 or 70% composed primarily of:
     o   Increases of $1,455,000 in marketing consulting contracts, and
     o   Increases of $247,000 for marketing materials.
     o Partially offsetting these increases was a decrease in salaries and benefits expenses due to the elimination of our direct sales and marketing force which occurred between June and August of 2003.

General and administrative expenses increased by approximately $5,415,000 or 80%. The primary components of the increase include the following:
     o An increase of $3,325,000 in primarily non-cash expense recorded in connection with the issuance of warrants and options to consultants and third party firms for various investor relations and other projects;
     o   An increase of $1,200,000 in compensation expense comprised of
              o    Severance costs paid to senior management
              o Restoration of certain management employees' salaries in June 2002 and certain increases in 2003;
              o Senior management salaries incurred for the full year in 2003 versus a portion of the year in 2002 and
              o Non-cash expense attributable to the intrinsic value of below-market grants of stock options to certain management employees in return for a salary deferral in 2003.
     o An increase of $259,000 in international and domestic travel related expense incurred primarily by senior executives.
     o Increased legal and auditor fees incurred in connection with the informal SEC inquiry.
     o Fees associated with our new auditor's re-audit of our financial statements for the year ended December 31, 2002.
     o Accrued severance-related costs attributable to the announced shutdown of our Alameda, California facility in mid-2004.

The loss from operations for 2003, at $19,715,000, reflects a 59% increase over the $12,427,000 loss reported for 2002.

Net interest expense for 2003 increased by $4,766,000, from $2,203,000 in 2002 to $6,969,000 in 2003. The change is primarily attributable to (in thousands):


                                                                   2003              2002            Change
                                                                   ----              ----            ------

 Interest on debt instruments                                    $   425         $     332          $    93

 Non-cash expense composed of:

    Amortization and proportional write-off upon
      conversion of note and debenture discounts                   4,835            1,188             3,647

    Liquidated damages due to delayed registration of
      shares underlying convertible securities                       620              546                74

    Amortization and proportional write-off upon
      conversion of deferred offering costs                          997              210               787

    Expense attributable to warrants issued in
      conjunction with the Marr $10 million Promissory
      Note Agreement                                                 322                -               322

    Warrant liability mark-to-market adjustment (these
      warrants were exercised by Bristol  during  the
      third  quarter  of  2003  and the  remaining
      warrant liability was written off to APIC at the
      time of exercise.)                                            (275)             (70)             (205)

    Expense attributable to dividends on mandatorily
      redeemable Series A preferred stock                             60                -                60
                                                                 -------         --------           -------
 Total interest expense                                            6,984            2,206             4,778

 Interest income                                                     (15)              (3)              (12)
                                                                 -------         --------           -------
 Net interest expense                                            $ 6,969         $  2,203           $ 4,766
                                                                 =======         ========           =======

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

We have financed our operations from our inception primarily through the private placement of preferred stock and common stock, our Initial Public Offering (IPO) of common stock, two equity line facilities and the issuance of convertible notes and debentures. On May 20, 2003, our stockholders approved a 1:30 reverse split of our common stock, which became effective on May 28, 2003. All references to the number of shares issued or the issue, exercise or conversion price of any transaction described in this section reflect the $0.03 par value post-split basis of our common stock. Our financing activities for the most recent three years include the following.

On January 22, 2001, the Company signed an agreement to place up to $1.1 million in convertible short-term debentures. Under this arrangement, the Company issued two convertible debentures to the debenture holder in the principal amount of $550,000 each, pursuant to Regulation S of the Securities Act. Each debenture had an interest rate of 6% and was issued at an original issue discount of 9.1%. The Company issued the first debenture on January 26, 2001 and the second on March 13, 2001. Each debenture matured 90 days from the date of issuance, or on April 26, 2001 and June 11, 2001, respectively. Under the terms of the debentures, the debenture holder could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock at a fixed price that represented a 5% discount to the average trading price of the shares for the 10 trading days preceding the issuance of each debenture. If the Company chose not to redeem the debentures upon maturity, as in the case of the second debenture, the conversion discount to the debenture holder increased to 15% of the average low bid price for the Company's common stock for any three of the 22 trading days prior to the date of conversion. Concurrent with the issuance of the first debenture, the Company also issued a warrant to the debenture holder for 6,667 shares of common stock at an exercise price of $45. The shares underlying the debentures and warrant were registered using a form S-3 Registration Statement. The Company received aggregate net proceeds from the issuance of the two debentures of $925,000 during the first quarter of 2001. The Company redeemed the first debenture, plus accrued interest, prior to its contractual maturity using the proceeds from the sales of its common stock. The Company also redeemed a portion of the second debenture prior to its contractual maturity. On June 12, 2001, the debenture holder converted the remaining $168,000 balance on the second debenture plus accrued interest into 33,617 shares of the Company's common stock, in accordance with the conversion provisions of the debenture. On August 17, 2001, the Company modified the warrant that it had issued to the debenture holder pursuant to the terms of the warrant, reducing its exercise price to $4.50 per share, and the debenture holder exercised it for the entire 6,667 shares. The Company received $28,500 in net proceeds from the exercise of the warrants.

On January 24, 2001 the Company amended a common stock purchase agreement with a private investment fund for the issuance and purchase of its common stock. The initial closing of the transaction took place on November 2, 2000. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operated with the investor committed to purchase up to $25 million or up to 20% of the Company's outstanding shares of common stock over a twelve-month period. Once during each draw down pricing period, the Company could request a draw, subject to a formula based on the Company's average stock price and average trading volume setting the maximum amount of the request for any given draw. The amount of money that the investor provided to the Company and the number of shares the Company issued to the investor in return for that money was settled during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. The investor received a 5% discount to the market price for the 22-day period and the Company received the settled amount of the draw down. By June 30, 2001, the Company had issued 169,500 shares of its common stock, the total number registered for the equity line with the Securities and Exchange Commission, at an average price of $12.60 per share and had received net proceeds of approximately $2,014,000 after deducting expenses of the transactions. There are no further funds available to the Company under this equity line. The terms of the 6% convertible debentures discussed earlier required that 50% of the net proceeds of any equity sales, including sales under the equity draw down facility, be used to repay the debentures and related accrued interest. Accordingly, approximately $938,000 of the net proceeds from sales under the equity draw down facility was used to pay down the debentures. In conjunction with the agreement, the Company issued a 3-year warrant to the investor to purchase up to 33,333 shares of its stock at an exercise price of $46.50 per share. On August 2 and August 8, 2001, the Company modified the exercise price for an aggregate of 20,000 shares of the warrants to $6.00 per share, pursuant to the terms of the warrant, and the investor exercised it for an aggregate of 20,000 shares. The

Company received $114,000 in net proceeds from the exercise of these warrants. On August 21, 2001, the Company modified the exercise price for the remaining 13,333 shares of the warrant to $4.50 per share. The investor exercised the remaining balance of the warrant and the Company received net proceeds of $57,000 after deducting expenses of the transaction.

In April 2001, the Company announced that it had concluded negotiations to sell its 29% minority interest in the stock of Pepgen Corporation, a privately held therapeutic company, for $500,000. The Company received the proceeds from the sale in two installments in April and May 2001.

In August 2001, the Company executed a promissory note in the amount of $400,000 to LHC Corporation, the parent company of its then-largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The note was subsequently extended after September 14, 2001 and in December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. This note required interest payable at 8.5% and was due in installments of $200,000 on February 28, 2002 and $35,000 per month thereafter until paid in full, plus accrued interest. The repayment terms of the note were renegotiated in February 2002. The amended note required payments of $17,500 at the end of February and March 2002, increasing to $35,000 monthly thereafter unless and until the Company raised at least $2 million in external financing, not including the Bristol 12% convertible debentures and warrants discussed below. If there was a remaining balance under the note upon the Company's obtaining proceeds of at least $2 million of external financing, the Company was obligated to repay $200,000 on the note and should any balance on the note remain thereafter, the Company was obligated to continue monthly payments of $35,000 until the note was repaid in full. The Company made the required $17,500 payment on February 28, 2002. On March 28, 2002, the Company again renegotiated the payment terms of this note, suspending any required principal or interest payments until 30 days after the effective date of the Company's registration statement for the 12% convertible debentures, at which time the Company was required to make a $200,000 payment and to resume making monthly payments of $35,000. The registration statement for the 12% convertible debentures became effective on February 14, 2003. No payments were made on this note from February 2002 through February 2003. On February 28, 2003, the Company and LHC Corporation executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the December 2001 note. The payment terms required monthly principal payments of $17,500 plus interest from March 2003 through May 2003, increasing to $35,000 monthly, plus interest, thereafter, unless and until the Company secured at least $5,000,000 in additional financing, at which time the remaining outstanding balance was due and payable. The Company made all required payments under the terms of the February 2003 renegotiated note and it was repaid in full in September 2003 following the securing of financing from Marr.

On August 23, 2001, the Company and a private investment fund signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company's common stock over a twenty-four month period. The initial closing of the transaction occurred on October 19, 2001. Under this arrangement, the Company, at its sole discretion, could draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund was obligated to purchase shares of the Company's common stock. This facility operated similarly to the previous equity line facility employed earlier in 2001. The purchase price of the common stock purchased pursuant to any draw down under this facility was equal to 88% of the daily volume weighted average price of the Company's common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, on October 19, 2001, the Company issued a 7-year warrant pursuant to Regulation S to the investment fund to purchase up to 139,742 shares of common stock at an exercise price of $8.229 per share and 3,833 shares of its common stock as additional fees to the investment fund. On October 26, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 1,000,000 shares of common stock that it might issue in conjunction with the equity line facility, the warrant and the fee shares. From the time the Registration Statement became effective in November 2001 through the expiration of the facility in October 2003, the Company issued a total of 855,776 shares of its common stock at an average price of $3.93 per share and received net proceeds of approximately $3.2 million after deducting expenses of the transactions. At the time the facility expired 633 registered shares remained available for sale.

In November 2001, the Company sold 52,528 shares of common stock under Regulation D of the Securities Act to various investors in a private placement at $5.70 per share, receiving net proceeds of $295,000. The private placement did not include registration rights. Therefore, pursuant to Rule 144 of the Securities Act, the transfer of the securities purchased by the investors was restricted for twelve months from the date of purchase. Three former members of the Company's Board of Directors, Nancy Katz, Mark Novitch, and David Collins, purchased an aggregate of 24,038 shares of this offering. The proceeds of this offering were used to fund the Company's current operations. The purchase transactions by the Company's Board members were on a fair and reasonable basis and on terms more favorable to the Company than could have been obtained with non-affiliated parties as a result of the tenuous financial condition of the Company at that time.

On November 28, 2001, Calypte announced that it intended to offer up to $10 million of shares of its common stock to international investors pursuant to Regulation S of the Securities Act. There was no investor interest in the proposed offering, and consequently, the Company elected not to proceed with it.

Subsequently, beginning in 2002, the Company negotiated several new financings from which, through March 22, 2004, it has raised approximately $21.6 million in gross proceeds. The following table summarizes these financings by major category and the subsequent table provides the details of these financings.


            SUMMARY OF FINANCINGS - JANUARY 1, 2002 TO MARCH 22, 2004

                                                                 TOTAL
                                              GROSS     NET      SHARES      RESTRICTED
        FINANCING SOURCE                    PROCEEDS  PROCEEDS  ISSUED (1)   SHARES (2)
                                            -------   --------  ----------   ----------
        Bristol 12% Convertible             $   562   $    505     1,476.1          --
           Debentures and Warrants
        8% Convertible Notes                  3,232      2,594    46,084.3     3,492.6
        Other Restart Financings                750        730     2,720.3      1051.3
        Mercator 12% and 10% Debentures       4,550      3,650    34,153.4    11,643.8
        Marr Private Placements              12,500     11,900    28,333.3    28,333.3
                                            -------   --------   ---------    --------
                                            $21,594   $ 19,379   112,767.4    44,521.0
                                            =======   ========   =========    ========


     (1) At March 22, 2004, the holders have converted all but approximately $958,000 of principal of the convertible notes and debentures issued since February 2002. Based on current market prices, the Company would be required to issue approximately 2.5 to 3.0 million additional shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time.

     (2) Based upon ownership information supplied by the Company's transfer agent as of March 11, 2004. Certain of these shares may be eligible for resale under Rule 144 now or at various times in the future. As of March 22, 2003, approximately 34% of the Company's outstanding shares, or approximately 47.1 million shares, were restricted. In addition to the amounts summarized here, certain vendors, consultants and other parties who have agreed to accept our common stock in lieu of cash hold an additional 2.6 million restricted shares.

            DETAIL OF FINANCINGS - JANUARY 1, 2002 TO MARCH 22, 2004

                                                                                               CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS           NET        TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS       PROCEEDS        DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------       --------        ----          -----       ---------------
12% CONVERTIBLE DEBENTURE AND          Lesser of      $425                       2/11/02          $7.50       1,019.4/ $525
WARRANTS                              (i) 60% of       100                       5/10/02          $0.90
Bristol Investment Fund, Ltd.        the average      ----          $468
                                     of 3 lowest      $525
                                     closing bid
                                      prices for
                                         22 days
                                       preceding
                                      conversion
                                    or (ii)$1.50



Class A Warrant                        Lesser of        $4            $4        2/11/02          $7.50            56.7/ N/A
                                      (i) 70% of
                                     the average
                                     of lowest 3
                                         trading
                                      prices for
                                         20 days
                                       preceding
                                      conversion
                                    or (ii)$3.45

Class B Warrant                        Lesser of      $ 33          $ 33        2/11/02         $ 7.50             400/ N/A
                                      (i) 70% of      ----          ----                                           --------
                                     the average
                                     of lowest 3
                                         trading
                                     pricing for
                                         20 days
                                       preceding
                                      conversion
                                         or (ii)
                                          $6.45.

     Total Bristol                                    $562          $505                                      1,476.1/ $525
                                                      ====          ====                                      =============

                                                                                               CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS           NET       TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS       PROCEEDS       DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------       --------       ----          -----       ---------------
8% CONVERTIBLE NOTES                   Lesser of
Alpha Capital Aktiengesellshaft     (i) $3.00 or      $500                      5/24/02      $   3.60         7,260.7/ $500
Stonestreet Limited Partnership      (ii) 70% of      $500                      5/24/02        $ 3.60         7,075.7/ $500
Filter International Ltd.         the average of      $150                      5/24/02        $ 3.60         2,452.4/ $150
Camden International Ltd.           the 3 lowest      $350                      5/24/02        $ 3.60         5,279.1/ $350
Domino International Ltd.          trades for 30      $150                      5/24/02        $ 3.60         1,767.4/ $150
Thunderbird Global Corporation              days      $ 75                      5/24/02        $ 3.60         1,083.1/ $ 75
BNC Bach International Ltd.            preceding      $200                      5/24/02        $ 3.60         2,463.8/ $200
Excalibur Limited Partnership         conversion      $200                      5/24/02        $ 3.60         1,678.9/ $200
Standard Resources Ltd.                               $100                      5/24/02        $ 3.60         1,542.5/ $150
SDS Capital International Ltd.                        $300                      7/10/02       $ 10.20         4,189.8/ $300
Camden International Ltd.                             $100                      7/10/02       $ 10.20         1,707.9/ $100
Excalibur Limited Partnership                         $250                      7/24/02        $ 6.60         4,238.3/ $250
Stonestreet Limited Partnership                       $250                      8/21/02        $ 3.90         4,042.2/ $250
Alpha Capital Aktiengesellshaft                       $107                       5/9/03        $ 0.63         1,302.5/ $107
                                                      ----                                                    -------------

   Total 8% Convertible Notes                       $3,232        $2,594                                   46,084.3/ $3,232
                                                    ======        ======                                   ================

OTHER RESTART FINANCINGS:

10% CONVERTIBLE NOTE
BNC Bach International Ltd.           50% of the    $  150        $  150        5/14/02           $4.20       2,217.8/ $150
   (Note: on 7/14/02 the            average of 3                                              $10.80 on
   maturity date was extended             lowest                                               7/14/02;
   until 12/31/02; on December       closing bid                                               $1.92 on
   27, 2002, the maturity date        prices for                                              12/27/02;
   was extended until January            22 days                                               $1.80 on
   15, 2003; on January 15,            preceding                                               1/15/03;
   2003 the maturity date was         conversion                                               $1.50 on
   extended until March 17,                                                                    3/17/03;
   2003, on March 17, 2003 the                                                                 $0.99 on
   maturity date was extended                                                                    4/2/03
   until April 4, 2003; on                                                                     $0.75 on
   April 2, 2003, the maturity                                                                  4/30/03
   date was  extended until May
   5, 2003; on April 30, 2003,
   the maturity date was
   subsequently extended until
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

                                                                                               CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS           NET        TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS       PROCEEDS        DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------       --------        ----          -----       ---------------
Jason Arasheben                       70% of the     $ 100          $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                    lower of the
                                         average
                                     closing bid
                                        or trade
                                       price for
                                      the 5 days
                                       preceding
                                     conversion,
                                    but not less
                                      than $3.00

PIPE AT $1.50 PER SHARE
Careen Ltd.                            $1.50 per     $ 200         $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group                  Share     $ 200         $ 200      8/28/02          $ 4.80          225.0/ N/A
                                                     -----         -----                                       ----------
    Limited

    Total Other Restart
      Financings                                     $ 750         $ 730                                      2,720.3/ $350
                                                     =====         =====                                      =============


Mercator 12% and 10% Debentures

12% CONVERTIBLE DEBENTURES
Mercator Momentum Fund, L.P.           85% of the    $ 550      $345 (6)        9/12/02         $3.00           4,866.1(4)/
($2,000 total commitment)              average of                                                                      $550
                                    the 3 lowest
Mercator assigned its rights to:         trading
   Alpha Capital AG                   prices for       250           250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital              the 20       250           250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                   trading days
   Goldplate Investment Partners       preceding       250           250        7/24/03        $0.115        2,673.8/ $ 250
   Marr Technologies, B.V. (11)       conversion       570           570         9/1/03        $0.820         5,181.8/ $570
                                             (8)  --------    ----------
                                                     1,870         1,665
   Dr. Khalid Ahmed                                     50            50        10/2/03        $1.310            84.6/ $ 50
   Roger Suyama                                         20            20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                    20            20   10/2/03 (12)        $1.310                     -
   Southwest Resource                                   40            40   10/2/03 (12)        $1.310                     -
                                                  --------    ----------                                   ----------------
     Preservation Inc.                              $2,000        $1,795                                   18,199.5/ $1,940
                                                  --------    ----------                                   ----------------


Mercator Momentum Fund, L.P.          80% of the      $300          $260       10/22/02         $3.90          0/$300 (7)
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

                                                                                               CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS           NET        TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS       PROCEEDS        DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------       --------        ----          -----       ---------------
Mercator Momentum Fund L.P.  (10)     70% of the      $300          $245        4/29/03        $0.825       3,455.5/ $294
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $1.20

Mercator warrant                       $3.00 per        $0            $0       10/22/02         $3.90                   0
                                           share
10% CONVERTIBLE DEBENTURES
Mercator Focus Fund, L.P. (10)        80% of the    $1,000          $510        1/14/03         $1.92       5,831.8/ $422
                                      average of                     (6)
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

Mercator   Momentum  Fund,   L.P.     80% of the      $450          $440        1/30/03         $1.86       2,592.6/ $358
(10)                                  average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $3.00
Mercator Focus Fund, L.P. (10)                        $400                      3/13/03         $1.47       2,437.7/ $178
Mercator Momentum Fund III, L.P.      65% of the       100                                                  1,636.3/ $100
                                      average of      ----          ----
                                    the 3 lowest      $500          $400
                                         trading      ----          ----
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $2.10
   Total Mercator Debentures                        $4,550        $3,650                                 34,153.4/ $3,592
                                                    ======        ======                                 ================

                                                                                               CALYPTE           SHARES
FINANCING TYPE AND                  CONVERSION      GROSS           NET        TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                          FEATURE      PROCEEDS       PROCEEDS        DATE          PRICE       REDEEMED (2)(3)
------------                          -------      --------       --------        ----          -----       ---------------
MARR PRIVATE PLACEMENTS

PIPE AT $0.30 PER SHARE
Marr Technologies B.V. (9)(11)        $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                          share

PIPE AT $0.50 PER SHARE
Marr Technologies B.V. (9)(11)        $0.50 per      $10,000     $9,600        9/1/03          $0.820            20,000.0
                                                     -------     ------                                          --------
                                          share
 Total Marr Private Placements                       $12,500    $11,900                                          28,333.3
                                                     =======    =======                                          ========

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

       (2) At March 22, 2004, the holders have converted all but approximately $958,000 of principal of the convertible notes and debentures issued since February 2002. Based on current market prices, the Company would be required to issue approximately 2.5 to 3.0 million additional shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time.

       (3) On February 14, 2003 the registration statement for the shares underlying the $525,000 of the Bristol Debentures became effective. On July 18, 2003, the registration statement for 52,500,000 shares underlying the Other Recent Financings became effective. As a result of a decline in the market price of the Company's stock subsequent to the effective date of the July 2003 registration statement, the number of shares registered was insufficient to permit the complete conversion of the notes and debentures into registered shares. The shares underlying certain of the convertible securities have become eligible for resale under Rule 144, and certain investors have availed themselves of that eligibility to convert restricted shares issued pursuant to conversions into free-trading shares. As of March 22, 2004, approximately 34% of the Company's outstanding common stock, or approximately 47.1 million shares, are unregistered. Of this amount, Marr Technologies holds 33.5 million restricted shares issued pursuant to their two PIPE transactions and the conversion of their investment in $570,000 principal value of 12% convertible notes. Other investors in our convertible notes and debentures hold approximately 11.0 million restricted shares issued pursuant to their conversions. The Company has agreed to register the shares of common stock on a cost-free basis to the holders of said shares of common stock.

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

       (9) The Securities Purchase Agreements for both transactions between the Company and Marr Technologies B.V. require that the Company provide cost-free registration rights to Marr; however, Marr is subject to a one-year lock-up provision following the transaction date with respect to the shares purchased.

       (10) On January 14, 2004, when the market price of Calypte common stock was $0.60, the Company extended the maturity date of the following debentures until July 14, 2004:
              o 10% Convertible Debenture dated January 14, 2003 issued to Mercator Focus Fund, LP
              o 10% Convertible Debenture dated January 30, 2003 issued to Mercator Momentum Fund, LP
              o 10% Convertible Debentures dated March 13, 2003 issued to Mercator Momentum Fund III, LP and Mercator Focus Fund
              o 12% Convertible Debenture dated April 29, 2003 issued to Mercator Momentum Fund, LP

In return for the extension of the maturity dates, the Company has agreed to pay an additional extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee is payable 1% in cash and 1% in shares of the Company's common stock. Additionally, the Company agreed to file a registration statement including the shares potentially applicable to the conversion of the outstanding debenture balances by no later than April 29, 2004. The shares issuable as a portion of the extension fee are to be included in the registration statement.

       (11) On January 23, 2004, when the market price of Calypte common stock was $0.695, the Company and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of the Company's common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, the Company agreed to include in its next registration statement an aggregate of 28,333,333 shares of its common stock purchased by Marr in PIPE transactions in the third quarter of 2003.

       (12) The holder claims an earlier transaction date, which is disputed by the Company. This debenture has not yet been converted by the Company pending resolution of the transaction date dispute, which may determine the number of shares of the Company's stock to which the holder is entitled upon conversion.


On November 13, 2003, when the market price of the Company's common stock was $0.88 per share, the Company and Marr, its largest stockholder, entered into an agreement in which Marr agreed to provide the Company up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes issuable to Marr on an as-needed basis by the Company (the "Notes"). Each Note will bear interest at the rate of 5% per annum and will have a 12-month term. The Marr Credit Facility is available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility will be proportionally reduced by the amount of any equity financing obtained by the Company during the term of the Marr Credit Facility. Marr has the right of first refusal to participate in any such equity financing on the same terms as the other investors. The Marr Credit Facility provides for earlier termination as of March 31, 2004, if the Company fails to have its common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As of March 22, 2004, no Notes have been issued under the Marr Credit Facility. As consideration for the Marr Credit Facility, the Company issued to Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant is immediately exercisable and expires two years after issuance on November 12, 2005.

On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr amended the Marr Credit Facility to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As additional consideration for the amendment of the Marr Credit Facility, the Company issued to Marr an additional warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. This warrant is immediately exercisable and expires two years from its date of issuance on March 18, 2006.

Warrants, Options and Stock Grants

Since January 2002, the Company has entered into various contracts and agreements with consultants who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. The Company has obtained various services under these arrangements, including legal, financial, business advisory, and other services including business introductions and arrangements with respect to potential domestic and international product placement and the development of potentially synergistic relationships with appropriate public service or other governmental and non-governmental organizations. The Company has generally issued the warrants at a discount to the then-current market price and has registered the shares underlying the warrants, options and stock grants on Form S-8 Registration Statements for resale by the consultants. The Company has, since January 2002, issued approximately 9.6 million shares of its common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 8.0 million shares have been issued during 2003.

In May 2002, Calypte issued warrants and options to purchase 633,333 shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations. The warrants were issued at $0.45 per share on May 9, 2002 when the market price of our common stock was $0.90 per share. The option was granted at $0.90 per share on May 10, 2002, when the market price of our common stock was $0.90 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants exercised all the warrants and options and Calypte issued 633,333 shares and received proceeds of $292,500. All but one of the consulting agreements discussed above expired in August and we have entered into new agreements for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product development of synergistic relationships with appropriate public service organizations. In November 2002, Calypte issued warrants to purchase 950,000 shares of our common stock and stock grants for 70,000 shares of our stock to consultants under the terms of these new agreements. The Company issued 350,000 warrants at an exercise price of $1.50 per share on November 1, 2002, when the market price of our stock was $4.20 per share. The Company issued an additional 600,000 warrants at an exercise price of $1.50 on November 20, 2002, when the market price of our common stock was $2.70. All of the warrant grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. By February 2003, the consultants had exercised all the warrants and the Company had received aggregate proceeds of $1.425 million. The Company issued 986,667 shares of its common stock pursuant to the exercises of the November 2002 warrant and stock grants. In January and February 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform services as described above. On February 14, 2003, when the market price of the Company's stock was $2.01, the Company issued warrants exercisable at $1.50 per share and stock grants for an aggregate of 975,216 shares of its common stock as compensation for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of $0.8 million.

During March 2003, when the market price of the Company's stock ranged from $1.32 to $1.50 per share, the Company issued warrants exercisable at $0.75 per share and stock grants for an aggregate of 1,350,400 as compensation for services under new or extended contracts. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.9 million.

In April 2003, when the price of the Company's stock ranged from $0.81 to $0.885 per share, the Company entered into additional contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in stock. The Company issued warrants at $0.75 per share and stock grants for an aggregate of 1,490,600 shares of its common stock as compensation or settlement for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.1 million.

In May 2003, when the price of the Company's stock ranged from $0.552 to $0.576 per share, the Company again entered into new contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in shares of stock. The Company issued warrants at $0.30 per share and stock grants for an aggregate of 2,080,305 shares of its common stock as compensation or settlement for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By September 30, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and the Company had received proceeds of approximately $0.5 million.

In July 2003, when the price of the Company's stock ranged from $0.11 to $0.30 per share, the Company extended a contract for consulting and other services and granted the consultant a warrant to purchase 722,500 shares of its common stock at 50% of the closing market price on the date of any exercise as compensation under the contract. The warrant was granted as fully-vested and expired on September 30, 2003. By September 30, 2003, the consultant had exercised the entire warrant at prices ranging from $0.08 to $0.61 per share and the Company had received proceeds of approximately $0.4 million. Also during July 2003, the Company issued stock grants to consultants for an aggregate of 356,344 shares of its common stock as compensation under their contracts.

On August 20, 2003, when the price of the Company's stock was $0.18 per share, the Company issued consulting contracts to two new consultants pursuant to which it issued warrants for 100,000 shares each, exercisable at $0.18 per share. The warrants were non-cancelable and fully-vested at the date of issuance. At December 31, 2003, the consultants had exercised none of the warrants.

In September 2003, when the price of the Company's stock ranged from $0.50 to $1.80 per share, the Company issued an aggregate of 800,000 shares of its common stock to consultants and other service providers who agreed to take shares of stock in lieu of cash as compensation under their contracts.

In October and November 2003, when the price of the Company's stock ranged from $0.53 to $1.65 per share, the Company issued an aggregate of 125,000 shares of its common stock to consultants and other service providers who agreed to take shares of stock in lieu of cash as compensation under their contracts.

In February 2004, when the price of the Company's stock was $0.67 per share, the Company issued 500,000 shares of its common stock to a consultant who had agreed to accept shares of stock as a portion of its compensation under a consulting agreement.

To conserve cash and to obtain goods and services, the Company may continue to issue options and warrants at discounts to market or issue direct stock grants. In the event that the Company issues additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to the Company's existing stockholders.

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

Summary of Financing Activities

To successfully implement our business plan, we must obtain sustainable cash flow and profitability. We believe that our currently available working capital and the $15,000,000 available under the amended Marr Credit Facility will be adequate to sustain our operations at current levels through at least year end 2004. If sufficient funds are not available from our operations to repay the promissory notes when due, however, we may need to arrange additional financing, attempt to extend or otherwise modify the promissory notes or make other arrangements. There can be no assurance that additional financing would be available, or it if is available, that it would be on acceptable terms. Our future liquidity and capital requirements will depend on numerous factors, including successful completion of the development of our new rapid tests, acquisition and protection of intellectual property rights, costs of developing our new products, ability to transfer technology, set up manufacturing and obtain regulatory approvals of our new rapid tests, market acceptance of all our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital in a timely manner.

Our longer-term liquidity and capital requirements are dependent on factors similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2004. Consequently, we cannot predict the adequacy of our capital resources on a long-term basis. There can be no assurance that we will achieve or sustain profitability or positive cash flows in the future. In addition, there can be no assurance that subsequent additional financings, if and as necessary, would be available to us on a timely basis, or that if it is available, that it would be on acceptable terms, if at all. The terms of a additional financing could involve a change of control and/or require stockholder approval, or could require us to obtain waivers of certain covenants that are contained in existing agreements. We would or might be required to consider strategic opportunities, such as merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when and if required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Operating Activities

During, 2003 and 2002, the Company used cash of $13.4 million and $8.7 million, respectively, in its operations. In both periods, the cash used in operations was primarily for manufacturing, promoting and marketing the Company's complete urine-based HIV-1 testing method, and for research, selling, and general and administrative expenses of the Company.

Newly-Adopted Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. The Company adopted SFAS 145 in 2003 and as a result, the gain from settlement of debt in 2002 has been reclassified from an extraordinary gain to an ordinary gain.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. This standard did not have a material impact on the Company's consolidated financial position or results of operations, however the Company has recognized exit costs associated with the closure of its Alameda, California manufacturing facility in accordance with the standard.

In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, many of which have been previously classified as equity or on the "mezzanine". The Company adopted this standard during the third quarter of 2003 and, accordingly, has classified its mandatorily redeemable Series A preferred stock as a long term liability for all periods presented. Additionally, effective with the adoption and on a prospective basis, the dividend on the mandatorily redeemable Series A preferred stock is classified as interest expense in the Company's consolidated statement of operations.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in SFAS 133, for derivative instruments and hedging activities. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS 133. The Company's adoption of this statement has not had a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on how to apply the controlling financial interest criteria in ARB 51 to variable interest entities ("VIE"). Given the complexity of FIN 46 and implementation issues after its original issuance, particularly with respect to its scope and application of the consolidation model, the FASB staff issued several FASB staff positions throughout 2003 to clarify the Board's intent on certain of the interpretation's provisions. In December 2003, the Board issued FIN 46R to address certain technical corrections and clarify the implementation issues that had arisen.

In general, a VIE is subject to consolidation if it has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support provided by any parties, (2) a group of equity owners that are unable to make decisions about the entity's activities or (3) equity that does not absorb the entity's losses or receive the entity's benefits. Variable interest entities are to be evaluated for consolidation based on all contractual, ownership or other interests that expose their holders to the risks and rewards of the entity. These interests may include equity investments, loans, leases, derivatives, guarantees, service and management contracts and other instruments whose values change with changes in the VIE. Any of these interests may require its holder to consolidate the entity. The holder of a variable interest that receives the majority of the potential variability in gains or losses of the VIE is the VIE's primary beneficiary and is required to consolidate the VIE. FIN 46R became effective immediately for entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that the adoption of the provisions of FIN 46 will not have an impact upon its financial condition or results of operations.

RISK FACTORS

Calypte has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-KSB or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

     RISKS RELATED TO AN INFORMAL SECURITIES AND EXCHANGE COMMISSION INQUIRY

Our Former Independent Auditors Did Not Complete Their Review of Our Interim Financial Statements Which May Result in Us Being Viewed as Deficient in Our Periodic Filing Obligations

We were contacted by the San Francisco District Office of the SEC on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the SEC regarding the Company. The staff has requested, among other things, documents related to certain press releases issued by the Company. While the SEC has advised us that the inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, we informed our former independent auditors and they advised us that they could not complete their quarterly review of our interim financial statements in our 10-QSB or issue an audit opinion on our 2003 annual financial statements in our Form 10-KSB until such time as our Audit Committee completed their investigation of this matter, the same was reviewed by our former auditors and they were satisfied that, in their opinion, an adequate investigation was conducted and appropriate conclusions were reached and actions taken. Our interim financial statements are required to be reviewed under Statement of Auditing Standards 100 ("SAS 100") by an independent public accountant pursuant to Item 310(b) of Regulation S B and our annual financial statements must be audited by an independent public accountant pursuant to Item 310(a) of Regulation S B. While we have filed an amended 10-QSB subsequent to the conclusion of the Audit Committee investigation on which our new independent auditors have completed an SAS 100 review, the staff of the SEC may take the position that our Form 10-QSB is deficient because the required review was not completed on a timely basis. That could mean that we may be viewed as not being current in our filings under the Securities Exchange Act of 1934. If we were determined by the Commission to be deficient in our periodic filings, we could be ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. As a result of the registration rights agreements we entered into with respect to various financing arrangements, we may be required to utilize a Form S-1 Registration Statement for registration of the underlying shares of common stock that we are required to register, which may result in additional costs and expenses and possible delay in such registrations. Our Audit Committee hired independent counsel to investigate the matter addressed in the SEC's informal inquiry, and counsel determined that there was no evidence of management malfeasance, however, there is no assurance that the SEC will not continue to pursue the inquiry, or that the SEC will not change it to a formal investigation, or that there will not be sanctions against the Company or its officers or directors.

                    RISKS RELATED TO OUR FINANCIAL CONDITION

If We are Unable to Obtain Additional Funds When and If Required We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We believe that our currently available working capital plus the funds which will be available, if necessary, from the Marr Credit Facility, as amended, will be adequate to sustain our operations at current levels through at least year end 2004. While we believe that recent financing agreements and current resources provide adequate funding for our operations at current levels at least through 2004, there can be no assurance that such resources will be adequate. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our current or potential new products, including our rapid tests, or that we will achieve significant improvements in the efficiency of our manufacturing processes. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future. In the absence of adequate resources from current working capital and existing financing commitments, we would need to raise additional capital to sustain our operations. In that case, we would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or require us to obtain waivers of certain covenants that are contained in existing agreements.


Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

As of December 31, 2003 our accounts payable totaled $2.2 million, of which $1.8 million was over sixty days old. We currently have primarily cash-only arrangements with suppliers and certain arrangements require that we pay down certain outstanding amounts due when we make a current payment. These past due payments vary monthly depending on the items purchased and range from approximately $50,000 to $200,000 per month. As of December 31, 2003 we have accrued an aggregate of approximately $582,000 in royalty obligations to our patent licensors, of which approximately $409,000 were past due. The licenses attributable to past due royalty payments relate to technology utilized in both our urine EIA screening test and our supplemental urine and serum tests. Because of the interdependence of the screening and supplemental tests in our testing algorithm, the inability to use any one of the patents could result in the disruption of the revenue stream from all of our products. While at this time we are current with our payment plans for past-due amounts, if we are unable to maintain sufficient working capital, our ability to make payments on past due negotiated royalty obligations, make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. Additionally, certain vendors and service providers with whom we have not currently arranged payment plans have or may choose to bring suit against the Company to recover amounts they deem owing. While we may dispute these claims, should the creditor prevail and we be required to pay all amounts due to the creditor, and if working capital that will enable us to make the required payment is not available when required, the Company will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the years ended December 31, 2003 and 2002 was $26.5 million and $13.3 million, respectively and our accumulated deficit at December 31, 2003 was $127.8 million. We expect operating losses to continue during 2004 and perhaps beyond, as we complete the development and begin commercializing our rapid tests, complete our manufacturing restructuring and consolidation, and conduct additional research and development for product improvements and clinical trials on potential new products.

An Economic Downturn or Terrorist Attacks May Adversely Affect Our Business.

Changes in economic conditions could adversely affect our business. For example, in a difficult economic environment, customers may be unwilling or unable to invest in new diagnostic products, may elect to reduce the amount of their purchases or may perform less HIV testing. A weakening business climate could also cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers adversely affected by economic conditions.

Terrorist attacks and subsequent governmental responses to these attacks could cause further economic instability or lead to further acts of terrorism in the United States and elsewhere. These actions could adversely affect economic conditions outside the United States and reduce demand for our products internationally. Terrorist attacks could also cause regulatory agencies, such as the FDA or agencies that perform similar functions outside the United States, to focus their resources on vaccines or other products intended to address the threat of biological or chemical warfare. This diversion of resources could delay our ability to obtain regulatory approvals required to manufacture, market or sell our products in the United States and other countries.

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.11 per share and as high as $3.45 per share in the twelve months ended December 31, 2003. We believe that some of the factors leading to the volatility include:

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

o certain world conditions, such as SARS, an economic downturn or terrorist attacks.

The Company and the Price of Our Shares May Be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

At December 31, 2003, approximately 89.9 million or 66% of the outstanding shares of our common stock were freely tradable. Sales of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through December 31, 2003, the Company has issued approximately 136 million shares and raised approximately $129 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of the Company's common stock from 200 million to 800 million. Although the Company has no plans to do so, at December 31, 2003, it has the ability, without further strockholder approval, to issue in excess of 500 million shares of its common stock for financing or other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we have issued and may continue to issue warrants and options at or below the current market price or make additional stock bonus grants. We have, from January 1 through December 31, 2003, issued warrants, options and stock bonuses for nearly 19.8 million shares, including approximately 10.0 million shares from employee benefit plans and the 2003 Non-Qualified Stock Option Plan, in payment for consulting services as more fully described in "Liquidity and Capital Resources". In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Our Planned Registration of a Significant Amount of Our Outstanding Restricted Stock May Have a Negative Effect on the Trading Price of Our Stock.

At March 15, 2004, investors in our common stock hold approximately 47.1 million shares of restricted stock, of which approximately 33.5 million shares relates to purchases of our common stock by Marr. and another 11.0 million shares relate to issuances pursuant to our convertible notes and debentures. Additionally, Calypte would be required to issue approximately 2.5 to 3.0 million additional shares of its common stock if the holders of currently outstanding convertible debentures elected to convert the remaining principal and accrued interest of their debentures. Calypte has committed to file a registration statement including essentially all of these shares during the second quarter of 2004. Although the Marr agreements require that Marr hold its shares for one year following their purchase, essentially all of the other shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the trading price of our stock.

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


                          RISKS RELATED TO OUR BUSINESS

We May Be Unsuccessful in Implementing Our Restructuring and Consolidation Plans as Anticipated.

We are in the process of consolidating our manufacturing facilities in a single facility at our Rockville, Maryland location. If the consolidation does not proceed as planned, or if the FDA does not approve the facility changes on the timeline anticipated, the anticipated cost reductions as well as increased efficiencies may not occur. There can be no assurance that we will successfully complete the development and commercialization of our rapid tests currently under evaluation, or that our international marketing efforts with respect to these tests will result in significant additional sales. Additionally, there can be no assurance that we will be able to successfully negotiate government or private-sector contracts for mass-testing applications. Consequently, our current financial resources and financing commitments may be inadequate and we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

In conjunction with our manufacturing consolidation, we will be unable to produce our HIV-1 Urine EIA product for sale in the US for approximately 9 months. We are building sufficient inventories of our HIV 1 Urine EIA test in Alameda to continue to satisfy expected customer orders during the transition period. We have considered historical sales levels and the length of time required to complete the consolidation and obtain FDA approval in determining the amount of inventory required to bridge the transition period. Demand could significantly exceed historical levels, and consolidation of operations or FDA approval could take longer than expected. If one or more of these events occur, then our transition inventory may not be sufficient to supply customer orders and we may lose business that we may find difficult, or impossible, to recover. Alternatively, demand could fall significantly below historical levels, in which case we will have built excess inventory that we may have to dispose of at additional cost, or at a loss.

Our Customers May Not Be Able to Satisfy Their Contractual Obligations and We May Not Be Able to Deliver Our Products as a Result of the Impact of Conditions Such as Severe Acute Respiratory Syndrome ("SARS") or Other Such World Events.

Our expected first quarter 2003 shipment of urine HIV screening tests to our distributor in the People's Republic Of China was delayed until the third quarter of 2003 in part as a result of the impact of the SARS outbreak in that country. Our distributor has reported that both potential patients and medical personnel were reluctant to visit or report for work at hospitals, clinics and other sites for fear of contracting or spreading SARS and, consequently, both diagnostic and therapeutic procedures were postponed. Additionally, governmentally-imposed facility closures and quarantine restrictions disrupted the ability of the distributor to receive and distribute our HIV tests. This situation may recur.

Our business model and future revenue forecasts call for a significant expansion of sales in the People's Republic of China as well as in Russia and Africa upon successful completion of the rapid product evaluation and regulatory approval. Should conditions beyond our control, such as SARS, redirect attention more than temporarily from the worldwide HIV/AIDS epidemic, our customers' ability to meet their contractual purchase obligations or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms that are not substantially dilutive to our stockholders, or we may have to curtail our operations, or both.

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

o the extent to which our current or proposed new products gain market acceptance;

o    the timing and size of distributor or joint venture purchases;

o    introductions of alternative means for testing for HIV by competitors; and

o customer concerns about the stability of our business which could cause them to seek alternatives to our product.

Our Research, Development and Commercialization Efforts May Not Succeed or Our Competitors May Develop and Commercialize More Effective or Successful Diagnostic Products.

In order to remain competitive, we must regularly commit substantial resources to research and development and the commercialization of new products.

The research and development process generally takes a significant amount of time from inception to commercial product launch. This process is conducted in various stages. During each stage there is a substantial risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a product in which we have invested substantial amounts of money.

During 2003, we incurred $1.5 million in research and development expenses. We expect to incur even more significant costs from our research and development activities in the future.

A primary focus of our efforts has been, and is expected to continue to be, rapid HIV tests, which are still under development. However, there can be no assurance that we will succeed in our research and development efforts with respect to rapid tests or other technologies or products.

Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Additional development efforts on these products will be required before any regulatory authority will review them. Regulatory authorities may not approve these products for commercial sale. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product. Accordingly, if we fail to develop commercially successful products, or if competitors develop more effective products or a greater number of successful new products, customers may decide to use products developed by our competitors. This would result in a loss of revenues and adversely affect our results of operations, cash flows and business.

We Have Limited Experience Selling and Marketing Our HIV-1 Urine ELISA Tests and No Experience Marketing a Rapid Test.

Our urine-based products incorporate a unique method of determining the presence of HIV antibodies and we have limited experience marketing and selling them either domestically or internationally. Our company's success depends upon alliances with third-party international distributors and joint venture partners and upon the ability of domestic distribution partners to penetrate expanded markets. There can be no assurance that:

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

We have had FDA approval to market our current urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since 1998. We have not yet introduced either an HIV-2 product or a rapid point of care test, both of which are desired in many areas of the world. Further, we have not achieved significant market penetration with our current ELISA tests within domestic or international markets. A disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to either cease operations or expend more resources on market penetration efforts than are available to us without affecting other parts of our business.

Our Distribution and Sales Network for U.S. Hospitals, and Public and Private Health Markets Has Thus Far Failed to Yield Significant Sales and Revenues.

Domestic health agencies are a fragmented marketplace with many small outlets which makes achieving market acceptance difficult. Because of our limited financial resources, we are not actively attempting to penetrate independent public and private health markets. We have terminated our direct sales force and may consider consolidating our US sales effort under a single distributor. The role of the new distributor would be to manage the current domestic sales of our urine EIA screening test in the life insurance reference laboratory market and the sales of our serum Western Blot supplemental tests and, to a lesser extent, to develop incremental business opportunities for our current products in other domestic markets. We view sales in these other domestic markets as a supplemental revenue source rather than a major contributor to our anticipated future revenue.

We Currently Depend Upon the Viability of Three Primary Products -- Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our current products. Our sales of these products for the year ended December 31, 2003 decreased by 5% compared to the comparable period in 2002. If we cannot profitably introduce new products on a timely basis and if these products and our screening and supplemental tests fail to achieve market acceptance or generate significant revenues, we may have to cease operations.

We May Not be Able to Successfully Develop and Market New Products That We Plan to Introduce.

We plan to develop other urine-based diagnostic products including rapid HIV-1/2 screening tests, tests for other infectious diseases or health conditions and a serum-based rapid HIV-1/2 screening test. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products, successfully transfer the technology for commercial-scale manufacturing to either internal, joint venture or outsourced manufacturers or meet regulatory requirements or resolve potential patent licensing requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

A Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our developmental stage rapid HIV tests and other new products or technologies that may be developed or acquired. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited evidence on which to evaluate the market reaction to products that may be developed, and there can be no assurance that any products will obtain market acceptance and fill the market need that is perceived to exist.

Our Success Depends on Our Ability to Protect Our Proprietary Technology.

The diagnostics test industry places considerable importance on obtaining patent, trademark, and trade secret protection, as well as other intellectual property rights, for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong intellectual property portfolio or obtain licenses to patents for products and technologies both in the United States and in other countries.

As appropriate, we intend to file patent applications and obtain patent protection for our proprietary technology. These patent applications and patents will cover, as applicable, compositions of matter for our products, methods of making those products, methods of using those products, and apparatus relating to the use or manufacture of those products. We will also rely on trade secrets, know-how, and continuing technological advancements to protect our proprietary technology.

We have entered, and will continue to enter, into confidentiality agreements with our employees, consultants, advisors and collaborators. However, these parties may not honor these agreements and we may not be able to successfully protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Many of our employees, including scientific and management personnel, were previously employed by competing companies. Although we encourage and expect all of our employees to abide by any confidentiality agreement with a prior employer, competing companies may allege trade secret violations and similar claims against us.

We may collaborate with universities and governmental research organizations which, as a result, may acquire part of the rights to any inventions or technical information derived from collaboration with them.

To facilitate development and commercialization of a proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties. Obtaining and maintaining such licenses may require the payment of substantial amounts. In addition, if we are unable to obtain these types of licenses, our product development and commercialization efforts may be delayed or precluded.

We may incur substantial costs and be required to expend substantial resources in asserting or protecting our intellectual property rights, or in defending suits against us related to intellectual property rights. Disputes regarding intellectual property rights could substantially delay product development or commercialization activities. Disputes regarding intellectual property rights might include state, federal or foreign court litigation as well as patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the United States Patent and Trademark Office. Opposition or revocation proceedings could be instituted in a foreign patent office. An adverse decision in any proceeding regarding intellectual property rights could result in the loss or limitation of our rights to a patent, an invention or trademark.

We are Dependent Upon Patents, Licenses and Other Proprietary Rights From Third Parties.

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum- and urine-based supplemental tests under a licensing agreement with National Institutes of Health. We will require license agreements from certain of these parties or other patent holders for technologies used in our rapid tests and other potential new products. As of December 31, 2003 we had accrued an aggregate of approximately $409,000 in past due royalty obligations to our patent licensors. In the event our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized in the event of a default in payment of royalties. Specifically, during the 2002 and 2003 calendar years, revenues subject to the New York University, Cambridge Biotech and Texas A&M license agreements were $1.5 million and $2.0 million, respectively, and revenues subject to the National Institutes of Health agreement were $2.0 million and $1.3 million in calendar 2002 and 2003, respectively. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

The Sales Potential for Our Rapid Test Products Will be Affected by Our Ability to Obtain Certain Licenses.

There are two primary factors that will affect the specific countries in which we will be able to sell our rapid HIV tests and therefore the overall sales potential of the tests. One factor is whether we can arrange a sublicense or distribution agreement related to patents for detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent a small fraction of the known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. Access to a license for one or more HIV-2 patents may be necessary to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets.

Another factor that may affect the specific countries in which we will be able to sell our rapid HIV-1 or HIV-2 tests, and therefore the overall sales potential, concerns whether we can arrange a sublicense or distribution agreement related to any patents which claim lateral flow assay methods and devices covering the our rapid HIV tests or their use. Our developmental stage tests are lateral flow assay devices that test for specific antibodies or other substances. There are numerous patents in the United States and other countries which claim lateral flow assay methods and devices. Some of these patents may broadly cover the technology used in our rapid test products and are in force in the United States and other countries. We may not be able to make or sell our rapid test products in countries where these patents are in force.

In the event that it is determined that a license is required and it is not possible to negotiate a license agreement under a necessary patent, our ability to manufacture and sell our rapid products could be limited. In such case, we may be able to modify our rapid tests such that a license would not be necessary. However, this alternative could delay or limit our ability to sell our rapid test products, which would adversely affect our results of operations, cash flows and business.

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Among the critical items we purchase from qualified sole source suppliers are various conjugates, fetal bovine serum, and HIV-positive and HIV-negative urine samples. Any delay or interruption in the supply of these or other sole source components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, if our financial condition reduces our ability to pay for critical components on a timely basis, our suppliers may delay or cease selling critical components to us, which could also impair our ability to manufacture. We typically do not have long-term supply agreements with these suppliers, instead using purchase orders to arrange for our purchases of materials, so that suppliers could delay or decline to ship components until payment is made in advance or on a COD basis.

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

The  Success  of Our Plans to Enter  International  Markets  May Be  Limited  or
Disrupted Due to Risks Related to International Trade and Marketing and the Capabilities of Our Distributors, Manufacturers and Joint Venture Partners.

Following the completion of the development of our rapid tests, we anticipate that sales to international distributors and/or joint ventures will generate a significant portion of our revenues for the next several years. We believe that our urine-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers accounted for only 4% of our revenue in our fiscal year ended December 31, 2002 and only 5% of our revenue during 2003. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

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

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

Competition in our diagnostic market is intense and we expect it to increase. The marketplace where we sell our products is divided into two categories: (i)
screening, and (ii) supplemental testing. Within the United States, our competitors for screening tests include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples. In the supplemental testing category of the market, we offer the only FDA approved urine-based test as well as a blood-based test. One other company offers an FDA approved supplemental blood test. In addition to our urine and blood-based confirmation test, there is also an oral mucosal transidate (saliva) based supplemental test to complement the oral-fluid screening test. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours, including several recently-FDA approved rapid blood tests. In addition, as the anticipated acceptance for urine testing grows, we may experience competition from companies in areas where intellectual property rights may not be as stringent as in the US. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products' market share.

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


              RISKS RELATED TO REGULATORY APPROVALS AND CLEARANCES

The Time Needed to Obtain Regulatory Approvals and Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

Many of our proposed and existing products are subject to regulation by the FDA and other governmental or public health agencies. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products. In addition, we are often required to obtain approval or registration with foreign governments or regulatory bodies before we can import and sell our products in foreign countries.

The process of obtaining required approvals or clearances from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. The submission of an application to the FDA or other regulatory authority does not guarantee that an approval or clearance to market a product will be received. Each authority may impose its own requirements and delay or refuse to grant approval or clearance, even though a product has been approved in another country or by another agency.

Moreover, the approval or clearance process for a new product can be complex and lengthy. This time span increases our costs to develop new products as well as the risk that we will not succeed in introducing or selling them in the United States or other countries.

Newly promulgated or changed regulations could also require us to undergo additional trials or procedures, or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all.

Failure to Comply With FDA or Similar International Regulatory Bodies or Other Requirements May Require Us to Suspend Production of Our Products Which Could Result in a Loss of Revenues.

We can manufacture and sell products, both in the United States and abroad, only if we comply with regulations of government agencies such as the FDA. We have implemented quality assurance and other systems that are intended to comply with applicable regulations in the United States.

Although we believe that we have adequate processes in place to ensure compliance with these requirements, the FDA could force us to stop manufacturing our products if it concludes that we are out of compliance with applicable regulations. The FDA could also require us to recall products if we fail to comply with applicable regulations, which could force us to stop manufacturing such products. We will face similar risks when we establish our international manufacturing operations. See the Section entitled, "Government Regulations," for a further discussion of applicable regulatory requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2003, we face exposure to changes in the price of our common stock as it relates to the conversion price of the remaining aggregate of $892,000 principal of 10% convertible debentures issued during the first quarter 2003; the remaining $6,000 principal of a 12% convertible debenture issued in April 2003, and the remaining $60,000 principal of 12% convertible debentures issued in October 2003.

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

Based on current market prices for its stock as of March 22, 2004, the Company would be required to issue approximately 2.5 to 3.0 million shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements are included on pages F-1 through F-36 of this Annual Report on Form 10-KSB.

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 2003 and 2002. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-36 of this Annual Report on Form 10-KSB.

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

                   HISTORICAL QUARTERLY RESULTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    FIRST           SECOND         THIRD           FOURTH
YEAR ENDED DECEMBER 31, 2003                                       QUARTER         QUARTER        QUARTER         QUARTER
==============================================================     ========        ========       ========        ========
Total revenue                                                      $    784        $    749       $    897        $  1,037
Products costs                                                        1,415           1,550          1,750           1,406
                                                                      -----           -----          -----           -----
Gross profit (loss)                                                    (631)           (801)          (853)           (369)
Operating expenses                                                    4,323           5,944          3,058           3,736
Interest income (expense), minority interest and other income        (1,388)         (1,179)        (3,342)           (788)
Income taxes                                                             (2)           --             --              --
Dividend on mandatorily redeemable Series A preferred stock             (30)            (30)          --              --
                                                                   ========        ========       ========        ========
Net loss attributable to common stockholders                       $ (6,374)       $ (7,954)      $ (7,253)       $ (4,893)
                                                                   ========        ========       ========        ========
Net loss per share attributable to common stockholders*            $  (1.11)       $  (0.72)      $  (0.11)       $  (0.04)
                                                                   ========        ========       ========        ========


                                                                    FIRST           SECOND         THIRD           FOURTH
YEAR ENDED DECEMBER 31, 2002                                       QUARTER         QUARTER        QUARTER         QUARTER
==============================================================     ========        ========       ========        ========
Total revenue                                                      $  1,159        $  1,209       $    493        $    809
Products costs                                                        1,630           1,397          1,542           1,593
                                                                      -----           -----          -----           -----
Gross profit (loss)                                                    (471)           (188)        (1,049)           (784)
Operating expenses                                                    1,456           2,267          1,784           4,428
Interest income (expense) and other income                              (38)         (2,477)         1,338          (1,010)
Gain on settlement of debt                                            1,319            --             --              --
Income taxes                                                             (2)           --             --              --
Dividend on mandatorily redeemable Series A preferred stock             (30)            (30)           (30)            (30)
                                                                   ========        ========       ========        ========
Net loss attributable to common stockholders                       $   (678)       $ (4,962)      $ (1,525)       $ (6,252)
                                                                   ========        ========       ========        ========
Net loss per share attributable to common stockholders*            $  (0.50)       $  (2.55)      $  (0.51)       $  (1.54)
                                                                   ========        ========       ========        ========

--------------
* The sum of earnings per share for the four quarters is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Calypte was contacted by the San Francisco District Office of the Securities and Exchange Commission ("Commission") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the Commission regarding the Company. The staff has requested, among other things, documents and information related to certain press releases issued by the Company. The Commission has advised the Company that the inquiry should not be construed as an indication by the Commission or its staff that any violation of law has occurred. The Company has voluntarily provided the information sought by the Commission and is cooperating with the Commission in connection with its informal inquiry. Independently, the Company's Audit Committee has investigated the matter and has retained outside counsel to assist in its investigation by reviewing the press releases and related information that were the subject matter of the Commission's informal inquiry letter. The Audit Committee has completed its investigation and reported the results of its investigation and associated recommendations to the Board of Directors. Counsel for the Audit Committee advised the Audit Committee and the Board of Directors that the results of their investigation, interviews and review of documents provided in response to the Commission's informal inquiry letter indicated no evidence of management malfeasance with respect to its inquiry. The Audit Committee, based upon its counsel's recommendations, proposed that the Company implement certain practices and procedures, some of which represent a continuation or formalization of present practices. The recommendations and proposals of the Audit Committee that were approved by the Board of Directors include certain improvements in the Company's press release issuance process and investor relations and regulatory recordkeeping procedures. Additionally, the Board of Directors has directed management to implement the American Stock Exchange corporate governance standards (SR-AMEX-2003-65) approved by the Commission on December 1, 2003. The Company is in the process of implementing the directives of its Board of Directors regarding Corporate Governance and has submitted to the Board, and the Board has approved, certain policies and guidelines related to press releases and investor relations that reflect the recommendations of the Audit Committee.

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

On December 24, 2003, upon approval of the Audit Committee of the Board of Directors, the Company engaged Odenberg Ullakko Muranishi & Co. LLP ("OUM") to audit the consolidated financial statements of the Company for the years ended December 31, 2003 and 2002 and to review the interim financial statements of the Company contained in its Quarterly Report on Form 10-QSB/A (No. 1) for the quarterly period ended September 30, 2003. OUM completed its SAS 100 review associated with the Form 10-QSB/A (No.1) and the Company filed it on January 29, 2004. OUM has audited the Company's financial statements for the years ended December 31, 2003 and 2002 contained in this Annual Report on Form 10-KSB.


ITEM 8A.  CONTROLS AND PROCEDURES

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

(b)  Changes in internal controls.

Not applicable.

                                    PART III

ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Following is a list of our Officers and Directors as of March 22, 2004

                                                                                               Director
Name                     Age                    Principal Occupation                            Since
----                     ---                   ----------------------                          --------
Anthony J. Cataldo        53    Executive Chairman, Calypte Biomedical Corporation               5/02

Richard D. Brounstein     54    Executive Vice President and Chief Financial Officer, Calypte       -
                                  Biomedical Corporation

John J. DiPietro          45    Chief Financial Officer, Chronix Biomedical, Inc.               10/99

Paul Freiman              69    President and Chief Executive Officer, Neurobiological          12/97
                                  Technologies, Inc.

J. Richard George         62    President and Chief Executive Officer, Calypte Biomedical           -
                                  Corporation

Julius R. Krevans, M.D.   79    Retired Chancellor Emeritus, Director of International Medical   3/95
                                  Services University of California, San Francisco

Zafar Randawa, Ph.D.      56    Director of the New Technology Evaluation Division, Otsuka      12/96
                                  America Pharmaceutical


For additional information about the officers and directors of Calypte Biomedical Corporation, see the section captioned "Executive Officers and Directors of the Registrant" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders which the Company will file by April 29, 2004.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

See the section captioned "Director Compensation" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders which the Company will file by April 29, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders which the Company will file by April 29, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section captioned "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders which the Company will file by April 29, 2004.

                                    PART IV

ITEM 13. EXHIBITS , AND REPORTS ON FORM 8-K

(a)  Certain Documents Filed as Part of the Form 10-KSB

       1. The Company's Consolidated Financial Statements are included on pages F-1 through F-36 of this Annual Report on Form 10-KSB.


       2.  Exhibits



2.1 Asset Purchase Agreement, dated as of November 18, 1998, between Calypte and Cambridge; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated December 16, 1998.

3.1 Bylaws of the Registrant, as amended on January 19, 2004. incorporated by reference from an exhibit filed with the Company's Quarterly report on Form 10-QSB/A (No. 1) dated January 29, 2004.

3.2 Restated Certificate of Incorporation of Calypte Biomedical Corporation, a Delaware corporation, filed July 31, 1996; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 28, 1997.

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation effective as of February 14, 2003 incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 26, 2003.

3.4 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation, effective as of May 27, 2003.

3.5 Certificate of Correction of Calypte Biomedical Corporation, effective as of May 28, 2003.

4.1 Rights Agreement between the Registrant and Chase Mellon Shareholders L.L.C. as Rights Agents dated December 15, 1998; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated December 16, 1998.

10.1 Form of Indemnification Agreement between the Company and each of its directors and officers, as amended January 19, 2004.

10.2 1991 Incentive Stock Plan; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.3 1995 Director Option Plan, as amended effective May 20, 2003; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-106389) dated June 23, 2003.

10.4 1995 Employee Stock Purchase Plan, amended as of May 20, 2003; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-106389) dated June 23, 2003.

10.5 Lease Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of November 30, 1990; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.6 Second Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of May 14, 1991; incorporated by reference from exhibits filed with the

         Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.7 Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of February 5, 1992; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.8 Lease Extension Agreement between Registrant and Charles A. Grant and Mark Greenberg, dated as of April 15, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.9 Standard Form Lease 1255-1275 Harbor Bay Parkway Harbor Bay Business Park between Commercial Center Bank and the Registrant, dated as of August 22, 1992; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.12 Employment Agreement between the Registrant and Howard B. Urnovitz, dated as of January 25, 1995; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.15 License Agreement between the Registrant and New York University, dated as of August 13, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.16 First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.17 Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.18 Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.19 Research Agreement between the Registrant and New York University, dated August 12, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.20 First Amendment to Research Agreement between the Registrant and New York University, dated as of January 11, 1995; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.21 Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.22 Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.23 Sub-License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.24 Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.25 Non-Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.27 Distribution Agreement between the Registrant and Otsuka Pharmaceutical Co., Ltd., dated as of August 7, 1994; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.29 Distribution Agreement between the Registrant and Travenol Laboratories (Israel), Ltd., dated as of December 31, 1994; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.33 Form of Option Agreement for Stockholders of Pepgen Corporation, dated as of October 12, 1995; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.35 Equipment Lease Agreement between the Registrant and Phoenix Leasing, dated as of August 20, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.36 Equipment Lease Agreement between the Registrant and Meier Mitchell/GATX, dated as of August 20, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.37 Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated as of February 3, 1997; incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 28, 1997.

10.39 Equipment Lease Agreement between the Registrant and MMC/GATX, dated September 30, 1996; incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 28, 1997.

10.40 Joint Venture Agreement between the Registrant and Trinity Biotech plc.; incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 28, 1997.

10.41 Second Addendum to Lease between the Registrant and Commercial Center Bank dated as of July 21, 1997; incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 25, 1998.

10.42 Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated December 9, 1997; incorporated by reference from exhibits filed with the Company's Report on Form 10-K dated March 25, 1998.

10.45 Lease extension agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated April 25, 1998; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 12, 1998.

10.46 Employment Agreement between the Registrant and William A. Boeger dated as of October 28, 1998; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 25, 1999.

10.47 Employment Agreement between the Registrant and John J. DiPietro dated as of October 28, 1998; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 25, 1999.

10.48 Guaranty made by Chih Ping Liu for the benefit of the Registrant dated September 30, 1998; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 25, 1999.

10.49 Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated December 21, 1998; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 15, 1999.

10.50 Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated February 26, 1999; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 15, 1999.

10.51 Non-Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated November 15, 1999.

10.52 Distribution Agreement between the Registrant and Carter-Wallace, Inc., dated as of September 9,1999; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated November 15, 1999.

10.53 Letter Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated November 15, 1999.

10.54 Consulting Agreement between the Registrant and John J. DiPietro, dated as of September 17, 1999; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated November 15, 1999.

10.55 Master Lease Agreement between Aquila Biopharmaceuticals, Inc., Landlord, and Biomerieux Vitek, Inc., Tenant, dated as of October 22, 1996; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.

10.56 First Amendment to Lease between Aquila Biopharmaceuticals, Inc. Landlord, and Biomerieux Vitek, Inc., Tenant, dated October 2, 1997; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.

10.57 Sublease Agreement between Registrant and Cambridge Biotech Corporation, assignee of Biomerieux, Inc. dated as of December 17, 1998; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.

10.58 Sublease Agreement between Registrant and Cambridge Biotech Corporation, sub-lessee of DynCorp, dated as of December 17, 1998; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.

10.59 Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated October 12, 1999; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.

10.60 Consulting Agreement between the Registrant and William A. Boeger dated as of October 18, 1999;

         incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.

10.61 Consulting Agreement between the Registrant and David Collins dated as of October 18, 1999; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.

10.62 Employment Agreement between the Registrant and Nancy E. Katz, dated as of October 18, 1999; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.

10.63 Letter of Intent re Modification of Distribution Agreement between Registrant and Otsuka Pharmaceutical Co., Ltd. dated as of December 10, 1998; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 30, 2000.

10.64 Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of November 15, 1999; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 12, 2000.

10.65 Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of January 30, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 12, 2000.

10.66 Restated Technology Rights Agreement between Registrant and Howard B. Urnovitz, Ph.D. dated as of March 1, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 12, 2000.

10.67 Technology Rights Agreement between Registrant and Chronix Biomedical dated as of March 1, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 12, 2000.

10.68 Exclusive Independent Contractor Agreement for Project Sentinel between Clinical Reference Laboratory, Inc. and Registrant dated as of January 21, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated May 12, 2000.

10.69 Distribution Agreement between the Registrant and American Edge Medical, dated as of May 1, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

10.70 Distribution Agreement between the Registrant and Biobras S.A., dated as of May 11, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

10.71^ Distribution Agreement between the Registrant and Beijing Hua Ai Science and Technology Development Co. Ltd, dated as of May 16, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

10.72 Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated as of May 24, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

10.73^ Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

10.74 2000 Equity Incentive Plan, amended as of May 20, 2003; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-106389) dated June 23, 2003.

10.75 Lease Extension Agreement between the Registrant and Charles A. Grant and Mark Greenberg, dated June 26, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

10.76 Secured Promissory Note between the Registrant and Howard B. Urnovitz, dated June 30, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

10.77 Temporary Distribution Agreement between the Registrant and American Edge Medical

         Company effective August 1, 2000; incorporated by reference from an exhibit filed with the Company's Report on 10-Q dated November 7, 2000.

10.78 Extension of Consulting Agreement between Registrant and John DiPietro effective as of September 17, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated November 7, 2000.

10.79 Convertible Debentures and Warrants Purchase Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 333-58960) filed on April 13, 2001.

10.80 Extension of Consulting Agreement between the Registrant and William A. Boeger dated as of October 19, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 5, 2001.

10.81 Second Amendment to Employment Agreement between the Registrant and Howard B. Urnovitz dated October 31, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 5, 2001.

10.82 Consulting Agreement between the Registrant and David Collins dated as of October 19, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 5, 2001.

10.83^ Agreement between the Registrant and Carter-Wallace, Inc. dated December 12, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 5, 2001.

10.84 Stock Purchase Warrant to purchase common stock dated January 24, 2001 issued to Townsbury Investments Limited; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File No. 333-54316) filed on January 25, 2001, as amended on February 9, 2001.

10.85 Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File No. 333-54316) filed on January 25, 2001, as amended on February 9, 2001.

10.86 Registration Rights Agreement between Calypte and Townsbury Investments Limited dated November 2, 2000; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File No. 333-54316) filed on January 25, 2001, as amended on February 9, 2001.

10.87 Escrow Agreement among Calypte, Townsbury Investments Limited and Epstein, Becker & Green, P.C. dated November 2, 2000; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File No. 333-54316) filed on January 25, 2001, as amended on February 9, 2001.

10.88 Amendment to Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated January 24, 2001; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File No. 333-54316) filed on January 25, 2001, as amended on February 9, 2001.

10.89 Agreement for Purchase and Sale of Preferred Stock of Pepgen Corporation between Registrant and Biotechnology Development Fund, L.P. and Biotechnology Fund II, L.P. dated April 17, 2001; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 14, 2001.

10.90 Consulting Agreement between the Registrant and David Collins dated as of October 19, 2001; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 11, 2002.

10.91 Third Addendum to Lease between the Registrant and Gee-Aspora LLC dated as of October 31,

         2001; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 11, 2002.

10.92 Registration Rights Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 333-58960) filed on April 13, 2001.

10.93 Escrow Agreement between the Registrant and AMRO International, S.A. dated January 22, 2001; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 333-58960) filed on April 13, 2001.

10.94 Stock Purchase Warrant to purchase common stock issued to AMRO International, S.A. on January 24, 2001; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 333-58960) filed on April 13, 2001.

10.95 6% Convertible Debenture in the principal amount of $550,000, due April 26, 2001, issued to AMRO International, S.A. ; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 333-58960) filed on April 13, 2001

10.96 6% Convertible Debenture in the principal amount of $550,000, due June 11, 2001, issued to AMRO International, S.A. ; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 333-58960) filed on April 13, 2001

10.97 Common Stock Purchase Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File No. 333-72268) filed on October 26, 2001.

10.98 Registration Rights Agreement between Calypte and Townsbury Investments Limited dated August 23, 2001; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File No. 333-72268) filed on October 26, 2001.

10.99 Escrow Agreement among Calypte, Townsbury Investments Limited and New York Escrow Services, LLC dated August 23, 2001; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File No. 333-72268) filed on October 26, 2001.

10.100 Stock Purchase Warrant to purchase Common Stock dated October 19, 2001 issued to Townsbury Investments Limited; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2 (File No. 333-72268) filed on October 26, 2001.

10.101 Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated February 15, 2002.

10.102 Registration Rights Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated February 15, 2002.

10.103 Security Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated February 15, 2002.

10.104 Form of Secured Convertible Debenture Securities Purchase Agreement between the Registrant and Bristol Investment Fund, Ltd. dated as of February 11, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated February 15, 2002.

10.105 Class A Stock Purchase Warrant for 56,667 shares of Common Stock issued to Bristol Investment Fund, Ltd.; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated February 15, 2002.

10.106 Class B Stock Purchase Warrant for 400,000 shares of Common Stock issued to Bristol Investment Fund, Ltd.; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated February 15, 2002.

10.107 Stock Purchase Warrant for 283 shares of Common Stock issued to Alexander Dunham Capital Group, Inc.; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated February 15, 2002.

10.108 Stock Purchase Warrant for 2,550 shares of Common Stock issued to Bristol Capital, LLC. ; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated February 15, 2002.

10.109 Form of Common Stock Purchase Agreement between the Registrant and certain Purchasers dated November 13, 2001; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 11, 2002.

10.110 Form of Common Stock Purchase Agreement with certain trade creditors issued pursuant to a private placement completed on February 12, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 10-K dated March 11, 2002.

10.111 Form of Subscription Agreement and 8% Convertible Note; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated June 3, 2002.

10.112 Form of Subscription Agreement and 8% Convertible Note Issued July 17, 2002 by Registrant; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 14, 2002.

10.113 Employment Agreement between the Registrant and Anthony J. Cataldo dated May 10, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 14, 2002.

10.114 Amendment to Non-Exclusive Patent and License Agreement between Registrant and Public Health Service, dated April 5, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 14, 2002.

10.115 Investment Commitment Arrangement with Cataldo Investment Group; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated November 12, 2002.

10.116 Term Sheet for Mercator Momentum Fund LP and Form of Registration Rights Agreement; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated November 12, 2002.

10.117 Form of Subscription Agreement under Regulation S for Caledonia Corporate Group Ltd. and Careen Ltd.; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated November 12, 2002

10.118 Bi-Coastal Consulting, Inc. Agreements; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated November 12, 2002.

10.119 Employment Agreement between the Registrant and Nancy E. Katz, dated October 31, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated November 14, 2002.

10.120 12% Convertible Debenture Agreement and related Warrant and Registration Rights Agreement dated as of October 22, 2002 between Registrant and Mercator Momentum Fund, L.P.; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated December 10, 2002.

10.121 Distribution Agreement between the Registrant and Zhong Yang Pute Co. dated as of October 10, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q/A (No.3) dated February 4, 2003.

10.122 Amendment to Agreement with Mercator Momentum Fund dated as of December 23, 2002; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K/A dated January 21, 2003.

10.123 10% convertible Debenture and related Registration Rights Agreement dated as of January 14, 2003 between Registrant and Mercator Focus Fund, L.P.; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated January 21, 2003.

10.124 Distribution and Usage Memorandum of Understanding between Registrant and Safe Blood for Africa Foundation, dated as of December 10, 2002; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-2/A (No. 5) (File No. 333-84660) dated February 4, 2003.

10.125 Employment Agreement between Registrant and Richard D. Brounstein dated as of January 1, 2003; incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K dated March 26, 2003.

10.126 Letter Agreement between Registrant and Nancy E. Katz dated February 14, 2003; incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K dated March 26, 2003.

10.127 Letter Agreement between Registrant and Bristol Investment Fund, Ltd. dated February 28, 2003; incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K dated March 26, 2003.

10.128 2003 Non-Qualified Stock Option Plan; incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-106387) dated June 23, 2003.

10.129 Consulting Agreement between Registrant and Junebug Enterprises effective as of April 23, 2003; incorporated by reference from an exhibit filed with the Company's Report on Form 10-QSB dated August 14, 2003.

10.130 Employment Agreement between Registrant and Jay Oyakawa, dated as of August 12, 2003; incorporated by reference from an exhibit filed with the Company's Report on Form 10-QSB dated August 14, 2003.

10.131 Separation Agreement, Mutual Release and Waiver of Claims between Registrant and Nancy E. Katz, effective as of June 27, 2003; incorporated by reference from an exhibit filed with the Company's Report on Form 10-QSB dated August 14, 2003.

10.132 Subscription Agreement between Registrant and Marr Technologies B.V. dated as of August 1, 2003 incorporated by reference from an exhibit filed with the Company's Report on Form 10-QSB dated August 14, 2003.

10.133 Subscription Agreement between the Company and Marr Technologies B.V. for 20,000,000 shares of Registrant's Common Stock dated August 28, 2003; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated September 12, 2003.

10.134 Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Company and Marr Technologies B.V. dated November 13, 2003; incorporated by reference from an exhibit filed with the Company's Report on Form 10-QSB dated November 14, 2003.

10.135 Separation Agreement and Release between the Company and Jay Oyakawa dated January 19, 2004; incorporated by reference from an exhibit filed with the Company's Report on Form 10-QSB/A (No. 1) dated January 29, 2004.

10.136 Employment Agreement between the Company and J. Richard George effective as of January 20, 2004.

10.137 Lease Agreement between the Company and ARE-1500 East Gude LLC dated as of March 1, 2004

10.138 Amendment No. 1 to Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Company and Marr Technologies B.V. dated March 19, 2004 filed as an exhibit with the Company's Report on Form 8-K dated March 19, 2004.

10.139 Common Stock Purchase Warrant to Purchase 400,000 Shares of Common Stock between the Company and Boodle Hatfield dated March 19, 2004 filed as an exhibit with the Company's Report on Form 8-K dated March 19, 2004

16.1 Letter From KPMG to SEC regarding Registrant's change in accountants; incorporated by reference from an exhibit filed on the Company's Report on Form 8-K dated January 2, 2004 and amended January 9, 2004.

21.1 Subsidiaries of the Registrant; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

23.1 Consent of Odenberg Ullakko Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

24.1     Power of Attorney (see page S-1).

31.1 Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------

^ Confidential treatment has been granted as to certain portions of this exhibit.

  (b)   Reports on Form 8-K
            Form 8-K regarding Other Material Events, filed November 5, 2003 - Supplementing its October 17, 2003 press release regarding approval of its urine based HIV ELISA tests in the Republic of Kenya, with documents provided as attachments:
               o Company Press Release dated October 17, 2003 regarding approval of the Company's urine ELISA tests in Kenya
               o Letter of Intent from World Vision Africa dated September 16, 2003
               o Letter of Approval from Kenyan Ministry of Health National Public Health Laboratory dated October 17, 2003
               o Company Press Release dated November 3, 2003 announcing the filing of the 8-K and related documents and stating that the Company had no knowledge of any events or conditions that would account for the volatility in its stock price on November 3, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the section captioned "Principal Accountant Fees and Services" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders which the Company will file by April 29, 2004.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Stockholders' Equity (Deficit)                   F-5

Consolidated Statements of Cash Flows                                       F-7

Notes to Consolidated Financial Statements                                  F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Calypte Biomedical Corporation:

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Calypte Biomedical Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As a result, the gain from settlement of debt in 2002 has been reclassified from an extraordinary to an ordinary gain.

As described in Notes 1, 6 and 18, a financing agreement between the Company and its largest stockholder has been amended subsequent to December 31, 2003. Under the amended agreement the Company may borrow up to $15 million for general corporate purposes until May 31, 2004, in exchange for 5% promissory notes maturing one year after issuance.


/s/ Odenberg Ullakko Muranishi & Co. LLP

San Francisco, California
March 19, 2004

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                           ---------------------------
                                                                                               2003           2002
                                                                                           ------------   ------------
                                         ASSETS
Current assets:
      Cash and cash equivalents                                                               $  5,084       $    147
      Accounts receivable, net of allowance of $36 and $32 at December 31, 2003 and                369            327
         2002, respectively
      Inventory                                                                                  2,153            963
      Prepaid expenses                                                                             872            163
      Deferred offering costs, net of accumulated amortization of $333 and $213 at
         December 31, 2003 and 2002, respectively                                                   14            662
      Other current assets                                                                          63             15
                                                                                            ----------     ----------

            Total current assets                                                                 8,555          2,277

Property and equipment, net                                                                        727            917
Other assets                                                                                       235            103
                                                                                            ----------     ----------

                                                                                              $  9,517       $  3,297
                                                                                            ==========     ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses                                                   $  4,322       $  5,145
      Notes and debentures payable, net of $90 and $2,638 discount at December 31, 2003
         and 2002, respectively                                                                    868          2,181
      Deferred revenue                                                                             500            500
                                                                                            ----------     ----------

            Total current liabilities                                                            5,690          7,826

Warrant liability                                                                                    -            356
Other long term liabilities                                                                        157             33

Mandatorily  redeemable  Series A preferred  stock,  $0.001 par value; no shares authorized  at  December  31,  2003  and  2002;  100,000  shares  issued  and outstanding at December 31,
   2003 and 2002; aggregate redemption and liquidation value of $1,000 plus cumulative           2,696          2,576
   dividends

Minority interest in consolidated joint venture                                                     57              -
                                                                                            ----------     ----------

            Total liabilities                                                                    8,600         10,791
                                                                                            ----------     ----------


Commitments and contingencies

Stockholders' equity (deficit):
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued               -              -
         or outstanding
      Common  stock,  $0.03  par  value;   800,000,000  and  200,000,000  shares
         authorized  at December 31, 2003 and 2002;  136,300,885  and  5,058,484
         shares issued and
         outstanding as of December 31, 2003 and 2002, respectively                              4,089            152
      Additional paid-in capital                                                               124,699         93,804
      Deferred compensation                                                                         (7)             -
      Accumulated deficit                                                                     (127,864)      (101,450)
                                                                                            ----------     ----------

            Total stockholders' equity (deficit)                                                   917         (7,494)
                                                                                            ----------     ----------

                                                                                              $  9,517       $  3,297
                                                                                            ==========     ==========

          See accompanying notes to consolidated financial statements.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             Year Ended December 31,
                                                                                           ---------------------------
                                                                                               2003           2002
                                                                                           ------------   ------------
Revenues:
   Product sales                                                                              $  3,467       $  3,670
                                                                                            ----------     ----------

Operating expenses:
   Product costs                                                                                 6,121          6,162
   Research and development costs                                                                1,544            929
   Selling, general and administrative costs (non-cash of $6,648 and $3,243 in 2003
     and 2002, respectively)                                                                    15,517          9,006
                                                                                            ----------     ----------

     Total operating expenses                                                                   23,182         16,097
                                                                                            ----------     ----------

       Loss from operations                                                                    (19,715)       (12,427)
Interest expense, net (non-cash of $6,559 and $1,874 in 2003 and 2002, respectively)            (6,969)        (2,203)
Gain on settlement of trade debt                                                                     -          1,319
Minority interest in joint venture                                                                  90              -
Other income, net                                                                                  182             16
                                                                                            ----------     ----------

       Loss before income taxes                                                                (26,412)       (13,295)

Income taxes                                                                                         2              2
                                                                                            ----------     ----------

       Net loss                                                                                (26,414)       (13,297)

Less dividends on mandatorily redeemable Series A preferred stock                                  (60)          (120)
                                                                                            ----------     ----------

Net loss attributable to common stockholders                                                  $(26,474)      $(13,417)
                                                                                            ==========     ==========

Net loss per share attributable to common stockholders (basic and diluted)                    $  (0.47)      $  (5.18)
                                                                                            ==========     ==========

Weighted average shares used to compute net loss per share attributable to common
   stockholders (basic and diluted)                                                             55,903          2,591
                                                                                            ==========     ==========

          See accompanying notes to consolidated financial statements.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2002 AND 2003

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                         Total
                                         Number of         Common      Additional       Deferred      Accumulated    Stockholders'
                                       Common Shares       Stock     Paid-in Capital  Compensation      Deficit     Equity (Deficit)
                                       -------------       -----     ---------------  ------------      -------     ----------------
Balances at December 31, 2001             1,259,738        $  38       $  82,623       $      (8)     $ (88,153)       $  (5,500)
Shares issued under the Employee
   Stock Purchase Plan                        3,437            -               5               -              -                5
Stock issued in lieu of cash to
   employees, vendors and
   consultants                              450,494           13           1,320               -              -            1,333
Shares issued under Equity Line
   agreements (including warrant
   exercise)                                922,801           28           2,964               -              -            2,992
Cost of issuance of common stock
   under Equity Line agreement                    -            -            (280)              -              -             (280)
Shares issued through private
   placement                                266,667            8             392               -              -              400
Costs for issuance of private
   placement                                 16,666            -            (109)              -              -             (109)
Shares issued upon conversion of
   debentures, accrued interest and
   delayed registration penalties           489,540           15             389               -              -              404
Shares issued upon exercise of
   warrants and options                   1,649,141           50           1,865               -              -            1,915
Fair value of warrants and
   beneficial conversion feature
   granted in conjunction with
   issuance of convertible
   debentures                                     -            -           3,626               -              -            3,626
Amortization of deferred offering
   costs associated with
   convertible notes and
   debentures and equity line                     -            -            (953)              -              -             (953)
Write off of deferred offering costs
   upon conversion of notes and
   debentures                                     -            -            (224)              -              -             (224)
Dividend requirements of
   mandatorily redeemable Series
   A preferred stock                              -            -            (120)              -              -             (120)
Compensation related to stock
   option grants                                  -            -           2,306             (75)             -            2,231
Amortization of deferred
   compensation                                   -            -               -              83              -               83
Net loss                                          -            -               -               -        (13,297)         (13,297)
                                         ----------    ---------     -----------      ----------     ----------       ----------

Balances at December 31, 2002             5,058,484      $   152        $ 93,804      $        -     $ (101,450)     $    (7,494)
                                          =========      =======        ========      ==========     ===========     ============

                                  (Continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2003

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                         Total
                                         Number of         Common      Additional       Deferred      Accumulated    Stockholders'
                                       Common Shares       Stock     Paid-in Capital  Compensation      Deficit     Equity (Deficit)
                                       -------------       -----     ---------------  ------------      -------     ----------------
Balances at December 31, 2002             5,058,484       $  152       $  93,804     $         -     $ (101,450)       $  (7,494)
Shares issued under the Employee
   Stock Purchase Plan                       18,192            -               4               -              -                4
Stock issued in lieu of cash to
   employees, vendors and
   consultants                            6,374,523          183           3,716               -              -            3,899
Shares issued through private
   placement                             28,333,333          850          11,650               -              -           12,500
Shares issued upon conversion of
   debentures, accrued interest and
   delayed registration penalties        83,067,064        2,492           5,902               -              -            8,394
Shares issued upon exercise of
   warrants and options                  13,418,738          411           4,029               -              -            4,440
Costs for issuance of stock                       -            -            (677)              -              -             (677)
Fair value of warrants and
   beneficial conversion feature
   granted in conjunction with
   issuance of convertible
   debentures                                     -            -           2,287               -              -            2,287
Repurchase of beneficial
   conversion feature                             -            -            (128)              -              -             (128)
Dividend requirements of mandatorily
   redeemable Series
   A preferred stock                              -            -             (60)              -              -              (60)
Compensation related to stock
   option grants                                  -            -           4,136             (10)             -            4,126
Amortization of deferred
   compensation                                   -            -               -               3              -                3
Shares issued to acquire
   intellectual property                     30,561            1              36               -              -               37
Net loss                                          -            -               -               -        (26,414)         (26,414)
                                         ----------    ---------     -----------      ----------     ----------       ----------

Balances at December 31, 2003           136,300,885    $   4,089       $ 124,699     $       ( 7)    $ (127,864)      $      917
                                        ===========    =========       =========     ============    ==========       ==========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                    Year Ended
                                                                                                   December 31,
                                                                                           ---------------------------
                                                                                               2003           2002
                                                                                           ------------   ------------
Cash flows from operating activities:
Net loss                                                                                      $(26,414)      $(13,297)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                   567           512
   Amortization of deferred compensation                                                             3            83
   Non-cash interest expense attributable to:
     Amortization of debenture discounts and charge for beneficial conversion feature            4,835         1,187
     Amortization of deferred offering costs                                                       997           214
     Liquidated damages due to delayed registration of stock underlying convertible
     debentures                                                                                    540           546
     Dividends on mandatorily redeemable Series A preferred stock                                   60             -
   Non-cash loss (gain) on settlement of trade debt                                                 54        (1,319)
   Fair market value of common stock warrants, options and bonuses granted                       7,082         2,952
   Gain on repurchase of beneficial conversion feature                                            (128)            -
   Warrant liability adjustment                                                                   (275)          (69)
   Loss on sale of equipment                                                                        55             -
   Minority interest in joint venture                                                               57
   Changes in operating assets and liabilities:
     Accounts receivable                                                                           (41)           (2)
     Inventory                                                                                  (1,190)          166
     Prepaid expenses and other current assets                                                    (299)          127
     Deferred offering costs and other assets                                                       19            25
     Accounts payable and accrued expenses                                                         502           238
     Other long-term liabilities                                                                   129           (28)
                                                                                            ----------     ----------

       Net cash used in operating activities                                                   (13,447)       (8,665)
                                                                                            ----------     ----------

Cash flows from investing activities:
   Acquisition of intellectual property                                                           (113)            -
   Purchase of equipment                                                                          (433)         (242)
                                                                                            ----------     ----------

       Net cash used in investing activities                                                      (546)         (242)
                                                                                            ----------     ----------

Cash flows from financing activities:
   Proceeds from sale of stock                                                                  16,994         5,311
   Expenses related to sale of stock                                                              (678)         (444)
   Net proceeds from issuance of notes and debentures                                            3,353         3,980
   Repayment of notes and debentures                                                              (735)          (42)
   Principal payments on capital lease obligations                                                  (4)          (38)
                                                                                            ----------     ----------

       Net cash provided by financing activities                                                18,930         8,767
                                                                                            ----------     ----------

Net increase (decrease) in cash and cash equivalents                                             4,937          (140)

Cash and cash equivalents at beginning of period                                                   147           287
                                                                                            ----------     ----------

Cash and cash equivalents at end of period                                                    $  5,084       $   147
                                                                                            ==========     ==========

                                  (Continued)

                                                                                                     Year Ended
                                                                                                    December 31,
                                                                                              ----------------------
                                                                                                2003           2002
                                                                                              --------       -------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                                     $     37       $    73
   Cash paid for income taxes                                                                        2             2

Supplemental disclosure of non-cash activities:
   Dividend on mandatorily redeemable Series A preferred stock                                      60           120
   Common stock grants                                                                             435           612
   Conversion of notes and debentures payable and accrued interest to common stock               8,488           408
   Fair market value of warrants issued in conjunction with debenture                               81           900
   Beneficial conversion feature, net of write off upon conversion                               2,287         3,452
   Accrued interest converted to note payable                                                      148             -


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


(1)  THE COMPANY

Calypte Biomedical Corporation (the "Company") develops, manufactures and markets urine-based screening and supplemental tests for the detection of antibodies to the Human Immunodeficiency Virus, Type-1 ("HIV-1"), the cause of Acquired Immunodeficiency Syndrome ("AIDS"). The Company's tests include its screening enzyme immunoassay (EIA) and supplemental Western Blot tests, the only two FDA-licensed HIV-1 antibody tests that can be used on urine samples. The Company believes that accurate, non-invasive urine-based testing methods for HIV and other chronic diseases make important contributions to public health by helping to foster an environment in which testing may be done safely, economically, and painlessly. The Company also manufactures and markets an FDA-licensed serum-based supplemental test for detecting HIV-1 antibodies in serum. In December 1998, Calypte acquired from Cambridge Biotech Corporation certain assets primarily relating to the manufacture of its HIV-1 urine and serum Western Blot products. The Company's revenues are currently generated from the sale of its EIA and its urine- and serum-based Western Blot supplemental tests, together referred to as its "ELISA tests". The ELISA tests are manufactured in a format that makes them most suitable for high-volume laboratory settings. In November 2003, the Company filed an Investigational Device Exemption ("IDE") with the FDA announcing its intent to develop a rapid serum-based screening test that provides a test result in less than twenty minutes and which is more suitable for point-of care applications, particularly in international venues. The Company is currently developing both serum- and urine-based rapid screening tests and anticipates that the primary source of its future revenues will be from sales of its rapid products, both internationally and domestically.

Calypte commenced operations in 1989 and was incorporated as a Delaware corporation in June 1996, concurrent with the initial public offering of its stock. On June 1, 1998, the Company ceased being a development stage enterprise when it announced that the FDA had approved its urine HIV-1 Western Blot test. That test is used on samples that are repeatedly reactive in the Company's HIV-1 urine antibody screening test. The supplemental test completed the only available urine-based HIV-1 test method. Calypte is headquartered in Alameda, California and manufactures its HIV-1 screening test there. The Company manufactures its urine and serum HIV-1 Western Blot supplemental tests at its facilities in Rockville, Maryland. At December 31, 2003, both the Alameda and Rockville manufacturing facilities were FDA approved.

Calypte  and its  distributors  market its ELISA tests in  approximately  half a dozen countries worldwide. The Company's marketing strategy is to use distributors, focused direct selling and joint-venture marketing partners to penetrate targeted domestic and international markets. We are currently selling internationally primarily in the People's Republic of China and Brazil.

The Company incurred net losses attributable to common stockholders of $26.5 million and $13.4 million in 2003 and 2002, respectively. The accumulated deficit at December 31, 2003 was $127.8 million. As described more completely in
Note 18, since December 31, 2003, the Company has amended a financing arrangement that management believes will provide adequate funds to sustain operations at expected levels at least through 2004. To the extent that the Company issues notes under this financing arrangement, however, it must repay those notes at their maturity dates during the first half of 2005. The Company must achieve profitability and sustainable cash flows for its business model to succeed. If sufficient funds are not available from the Company's operations to repay the promissory notes when due, however, the Company may need to arrange additional financing, attempt to extend or otherwise modify the promissory notes or make other arrangements. There can be no assurance that additional financing would be available, or it if is available, that it would be on acceptable terms. The Company's future liquidity and capital requirements will depend on numerous factors, including successful completion of the development of its new rapid tests, acquisition and protection of intellectual property rights, costs of developing its new products, ability to transfer technology, set up manufacturing and obtain regulatory approvals of its new rapid tests, market acceptance of all its products, existence of competing products in its current and anticipated markets, actions by the FDA and other international regulatory bodies, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.


STOCK SPLIT

On May 20, 2003, the Company's shareholders approved a 1:30 reverse stock split, which became effective on May 28, 2003. The stated par value of the common shares was changed to $0.03 from $0.001 per share. The number of authorized shares of common stock remained at 800 million. All share and per share amounts presented reflect the stock split.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

(2)  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company, its wholly-owned subsidiary, Calypte, Inc. and its 51% owned joint venture in China, Beijing Calypte Biomedical Technology Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents consist of investments in money market accounts.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts on a specific identification basis when, due to passage of time or receipt of information, there is appropriate evidence of a customer's inability to make the required payments.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

Revenue Recognition

The Company records revenues only upon the occurrence of all of the following conditions:

     o The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale).

     o The purchase price has been fixed, based on the terms of the purchase order.

     o The Company has delivered the product from one of its manufacturing plants to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point. Because of the need for controlled conditions during shipment, the Company suggests, but leaves to the purchaser's discretion, acquiring insurance for the value of the shipment. If the purchaser elects to insure the shipment, the insurance is at the purchaser's expense.

     o The Company deems the collection of the amount invoiced probable. The Company currently deals with a limited number of customers or distributors, with most of whom it has had a relationship for a number of years. To eliminate the credit risk associated with international distributors with whom the Company has had little or no experience, the Company requires prepayment of the order or a letter of credit before shipment.

The Company does not permit product returns. The Company's products must be maintained under rigidly controlled conditions that it cannot control after the product has been shipped to the customer.

The Company provides no price protection. With the exception of sales to one distributor through October 2003, the Company recognizes revenue upon shipment of product. In the case of that distributor, the distributor held the Company's inventory on consignment and reported monthly its usage of the products. The Company recorded revenue on sales to this distributor based on the distributor's reported usage. In October, 2003, this distributor purchased from the Company the inventory on hand and switched to a standard contractual relationship; thereafter, the Company recognized revenue upon shipment.

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

The Company's current sales practices do not require the deferral of revenues and no entries to record deferred revenue have been made during the period included in the accompanying consolidated financial statements.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                                                         2003                     2002
                                                                                  ===================      ===================

                                                                                    (in thousands)           (in thousands)

Net loss attributable to common stockholders, as reported                         $           (26,474)     $           (13,417)
Add: Stock-based employee compensation expense included in reported net loss,
   net of related tax effects                                                                   1,082                      131
Less: Stock-based employee compensation expense determined under fair value
   based method for all awards, net of related tax effects                                     (2,794)                    (355)
                                                                                              -------                  -------
Pro forma net loss attributable to common stockholders                            $           (28,186)     $           (13,641)
                                                                                              =======                  =======
Net loss per share attributable to common stockholders:
    As reported                                                                   $             (0.47)     $             (5.18)
    Pro forma                                                                     $             (0.50)     $             (5.26)

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the two years ended December 31, 2003 and 2002. Options and warrants for 707,783 shares and 717,970 shares were excluded from the computation of loss per share at December 31, 2003 and 2002, respectively, as their effect is anti-dilutive. The difference between net loss and net loss attributable to common stockholders relates to accrued dividends on the Company's mandatorily redeemable Series A preferred stock discussed in Note 10.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

Risks and Uncertainties

Calypte purchases certain raw materials and components used in manufacturing its products from a number of suppliers, but relies on single sources for certain other components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Any delay or interruption in the supply of these components could have a material adverse effect on the Company by significantly impairing its ability to manufacture products in sufficient quantities to meet commercial sales demand. Additionally, if the Company's financial condition reduces its ability to pay for critical components or to make royalty payments under its license agreements, suppliers may delay or cease selling critical components to it or its rights to use license agreements could be jeopardized, both of which could also impair its ability to manufacture.

Comprehensive Loss

The Company has no components of other comprehensive loss other than its net loss, and, accordingly, its comprehensive loss is equivalent to its net loss for all periods presented.

Segment and Geographic Information

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company's operations are currently confined to a single business segment: the development and sale of HIV diagnostics.

Substantially all of the Company's sales through 2003 have been to United States customers. Sales to international customers accounted for 5% and 4% of the Company's revenues in 2003 and 2002, respectively.

Sales to two major domestic customers accounted for approximately 50% of total net sales for the year ended December 31, 2003. Sales to those customers accounted for approximately 36% and 14% of the Company's 2003 net sales and 24% and 11%, respectively, of the Company's net sales in 2002. The Company made no sales in 2003 to a customer who had accounted for approximately 17% of its net sales in 2002.

Reclassifications

Certain previously-reported amounts in the financial statements have been reclassified to conform to the current year presentation.

Newly-Adopted Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. The Company adopted SFAS 145 in 2003 and as a result, the gain from settlement of debt in 2002 has been reclassified from an extraordinary gain to an ordinary gain.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. This standard did not have a material impact on the Company's consolidated financial position or results of operations, however the Company has recognized exit costs associated with the closure of its Alameda, California manufacturing facility in accordance with the standard.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, many of which have been previously classified as equity or on the "mezzanine". The Company adopted this standard during the third quarter of 2003 and, accordingly, has classified its mandatorily redeemable Series A preferred stock as a long term liability for all periods presented. Additionally, effective with

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

the adoption and on a prospective basis, the dividend on the mandatorily redeemable Series A preferred stock is classified as interest expense in the consolidated statement of operations.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in SFAS 133, for derivative instruments and hedging activities. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS 133. The Company's adoption of this statement has not had a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on how to apply the controlling financial interest criteria in ARB 51 to variable interest entities ("VIE"). Given the complexity of FIN 46 and implementation issues after its original issuance, particularly with respect to its scope and application of the consolidation model, the FASB staff issued several FASB staff positions throughout 2003 to clarify the Board's intent on certain of the interpretation's provisions. In December 2003, the Board issued FIN 46R to address certain technical corrections and clarify the implementation issues that had arisen.

In general, a VIE is subject to consolidation if it has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support provided by any parties, (2) a group of equity owners that are unable to make decisions about the entity's activities or (3) equity that does not absorb the entity's losses or receive the entity's benefits. Variable interest entities are to be evaluated for consolidation based on all contractual, ownership or other interests that expose their holders to the risks and rewards of the entity. These interests may include equity investments, loans, leases, derivatives, guarantees, service and management contracts and other instruments whose values change with changes in the VIE. Any of these interests may require its holder to consolidate the entity. The holder of a variable interest that receives the majority of the potential variability in gains or losses of the VIE is the VIE's primary beneficiary and is required to consolidate the VIE. FIN 46R became effective immediately for entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that the adoption of the provisions of FIN 46 will not have an impact upon its financial condition or results of operations.

(3)    INVENTORY

Inventory as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                       2003             2002
                                                       ----             ----

Raw materials                                       $   708          $   197
Work-in-process                                         962              443
Finished goods (including consigned inventory
  of $101 at December 31, 2002)                         483              323
                                                    -------          -------

Total Inventory                                     $ 2,153          $   963
                                                    =======          =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

(4)  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                           2003            2002
                                                           ----            ----

Computer equipment                                    $     424       $     766
Machinery and equipment                                   3,582           3,344
Furniture and fixtures                                      289             276
Leasehold improvements                                    1,227           1,132
                                                       --------       ---------

                                                          5,522           5,518
Accumulated depreciation and amortization                (4,795)         (4,601)
                                                      ---------       ---------

Property and equipment, net                           $     727       $     917
                                                      =========       =========

The Company recognized depreciation expense of $527,000 and $512,000 for the years ended December 2003 and 2002, respectively. Included in leasehold improvements is approximately $90,000 related to improvements in the Rockville, Maryland facility. The Company has committed approximately an additional $400,000 in 2004 to complete leasehold improvements at this facility.

(5)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                           2003            2002
                                                           ----            ----

Trade accounts payable                                 $  2,189        $  3,462
Accrued royalties                                           582             338
Accrued salary and vacation pay                             125             240
Accrued interest (including non-cash liquidated
  damages related to delayed registration of stock
  underlying convertible and other securities of $271
  and $546 in 2003 and 2002, respectively)                  308             789
Other                                                     1,118             316
                                                       --------        --------

Total accounts payable and accrued expenses            $  4,322        $  5,145
                                                       ========        ========

(6)  NOTES AND DEBENTURES PAYABLE

The table below summarizes notes and debentures payable activity for the years ended December 31, 2003 and 2002 (in thousands).

                                                                                                   Discount      Net
                                   Balance                                             Balance        at      Balance at
                                  12/31/02    Additions     Payments    Conversions    12/31/03    12/31/03    12/31/03
                                  --------    ---------     --------    -----------    --------    --------    --------
8% Convertible Notes              $  2,985     $    107     $     -     $  (3,092)     $      -      $    -       $    -
8.5% Note - LHC Corporation            393           42        (435)            -             -           -            -
10% Convertible Note - BNC
  Bach                                 126            -           -          (126)            -           -            -
10% Convertible Debentures -
   Mercator                              -        1,950           -        (1,058)          892         (36)         856
12% Convertible Debenture -
   Bristol Investment Fund,            465            -           -          (465)            -           -            -
   Ltd.
12% Convertible Debenture -
   Mercator                            850        1,750        (300)       (2,234)           66         (54)          12
                                  --------     --------     -------     ---------      --------      ------       ------

Total                             $  4,819     $  3,849     $  (735)    $  (6,975)     $    958      $  (90)      $  868
                                  ========     ========     =======     =========      ========      ======       ======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                                                                                                   Discount       Net
                                   Balance                                            Balance         at      Balance at
                                  12/31/01    Additions     Payments    Conversions   12/31/02     12/31/02    12/31/02
                                  --------    ---------     --------    -----------   --------     --------    --------
8% Convertible Notes              $      -     $  3,125     $     -     $    (140)     $  2,985    $ (2,052)    $    933
8% Convertible Debentures                -          200           -          (200)            -           -            -

8.5% Note - LHC Corporation            411            -         (18)    $       -           393           -          393
10% Convertible Note - BNC Bach          -          150         (24)            -           126           -          126
12% Convertible Debenture -
   Bristol Investment Fund, Ltd.         -          525           -           (60)          465        (273)         192
12% Convertible Debenture -
   Mercator Group, LLP                   -          850           -               -         850        (313)         537
                                  --------     --------     -------     ---------      --------    --------    ---------

Total current notes payable       $    411     $  4,850     $   (42)    $   (400)      $  4,819    $ (2,638)   $  2,181
                                  ========     ========     =======     =========      ========    ========    =========


8% Convertible Notes
Pursuant to Regulation S, Calypte has issued a series of 8% convertible notes in the aggregate principal amount of $3.125 million in 2002 and an additional $107,000 in 2003. These notes have a 24 month term and are convertible into shares of the Company's common stock at the lesser of $3.00 or 70% of the average of the three lowest trades during the 30 day period preceding conversion and are convertible at any time prior to maturity. Calypte has received approximately $2.6 million in proceeds after deducting fees and costs associated with these notes. The note issued during 2003 represented accrued interest due on one of the previous notes.

During 2003, various holders of the 8% convertible notes converted $3,092,000 face value plus accrued interest and liquidated damages resulting from delayed registration of the underlying common stock into approximately 45.7 million shares of the Company's common stock at conversion prices ranging from $1.014 to $0.077 per share. During 2002, various holders of the 8% convertible notes converted $140,000 face value plus accrued interest into approximately 0.3 million shares of the Company's common stock at a conversion price of $0.49 per share.

The Company was required to file a registration statement for the shares underlying the convertible notes within 30 days of the closing date. The Company did not file a registration statement for those shares until July 8, 2003. As a result of the delayed registration, the Company was required to pay, in cash or stock, at the subscribers' option, liquidated damages in an amount equal to 2% of the note principal for each month of delay. Between July 2002 and December
31, 2003, the Company recognized an aggregate of approximately $768,000 as liquidated damages attributable to these notes, substantially all of which was recorded as non-cash interest expense. The shares underlying these agreements were included in the Company's S-2 registration statement filed with the SEC that became effective on July 18, 2003.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

The following table sets forth the investors who subscribed to the 8% convertible notes in 2003 and 2002:

                                                                Transaction        Calypte           Shares
    Investor                                    Amount             Date         Closing Price   Issued (000) (1)
    --------                                    ------           ---------      -------------   ----------------

    8% CONVERTIBLE NOTES
    2003
    ----
    Alpha Capital Aktiengesellshaft             $  107,000         5/9/03             $ 0.63           1,302.5
                                                ==========                                            ========

    2002
    ----
    Alpha Capital Aktiengesellshaft             $  500,000        5/24/02             $ 3.60           7,260.7
    Stonestreet Limited Partnership                500,000        5/24/02             $ 3.60           7,075.7
    Filter International Ltd.                      150,000        5/24/02             $ 3.60           2,452.4
    Camden International Ltd.                      350,000        5/24/02             $ 3.60           5,279.1
    Domino International Ltd.                      150,000        5/24/02             $ 3.60           1,767.4
    Thunderbird Global Corporation                  75,000        5/24/02             $ 3.60           1,083.1
    BNC Bach International Ltd.                    200,000        5/24/02             $ 3.60           2,463.8
    Excalibur Limited Partnership                  200,000        5/24/02             $ 3.60           1,678.9
    Standard Resources Ltd.                        100,000        5/24/02             $ 3.60           1,542.5
    SDS Capital International Ltd.                 300,000        7/10/02            $ 10.20           4,062.1
    Camden International Ltd.                      100,000        7/10/02            $ 10.20           1,707.9
    Excalibur Limited Partnership                  250,000        7/24/02             $ 6.60           4,238.3
    Stonestreet Limited Partnership                250,000        8/21/02             $ 3.90           4,042.2
                                                ----------                                            --------

                                                $3,125,000                                            44,654.1
                                                ==========                                            ========

     (1) includes shares issued for accrued interest and liquidated damages as of December 31, 2003

8% Convertible Debentures
In 2002, Calypte issued two (2) 8% convertible debentures in the aggregate face amount of $200,000 pursuant to Regulation S. One of these debentures was convertible into shares of the Company's common stock at a 20% discount to the average closing price for the five trading days prior to conversion, the other at a 30% discount, and each had a conversion floor of $3.00 per share. Both of these debentures have been converted into shares of Calypte's common stock. Calypte received cash of $180,000, net of fees, from the issuance of these two debentures. The Company agreed to use its best efforts to register the shares of common stock and provided cost free piggyback registration rights to the debenture holders. There were no defined penalties and/or time requirements imposed on Calypte with respect to filing and achieving the effectiveness of a registration statement for the underlying shares. The shares underlying these agreements were included in the Company's S-2 registration statement filed with the SEC that became effective on July 18, 2003.

The following table lists the individual investors and transaction dates related to the issuance of the 8% convertible debentures:

                                                                                      Calypte
                                                                 Transaction          Closing         Shares
    8% CONVERTIBLE DEBENTURES                     Amount             Date              Price        Issued (1)
    -------------------------                     ------             ----              -----        ----------
    Su So                                         $100,000        6/17/02              $4.20            36,667
    Jason Arasheben                               $100,000        7/03/02              $8.10            15,826

     (1) includes fee shares

The Company determined that the above 8% convertible notes and 8% convertible debentures were issued with beneficial conversion features. The beneficial conversion features were recognized by allocating an amount equal to the intrinsic value of each feature to note or debenture discount to be amortized over the life of the note or debenture, subject to a limitation of the face amount of the respective note or debenture. Upon earlier conversion, the proportionate share of unamortized discount was charged to interest expense. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the note or debenture and the fair value of the Company's common stock into which the note or debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. In the case of the 8% convertible notes, the beneficial conversion feature was generally limited by the face amount of the note. The beneficial conversion feature for each of the 8% convertible debentures was less than the face amount of the debenture, however, both debentures were converted soon after issuance.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

8.5% Note
In August 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its then-largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. In December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. The note required interest at 8.5% per annum and principal payments were due beginning in February 2002. In February 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the $850,000 of 12% convertible debentures and warrants discussed below, at which time a $200,000 principal payment would be required. The Company made the payment required on February 28, 2002. In March 2002, the Company further renegotiated the repayment terms of this note, suspending any required principal or interest payments until 30 days after the Company's registration statement for the 12% convertible debentures described below, at which time the Company was required to make a $200,000 payment and to resume making monthly payments of $35,000 until the principal and accrued interest were repaid in full. On February 28, 2003, the Company and the investor executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the December 2001 note between the parties. The Company renegotiated the terms of the December 2001 note due to a lack of available funds and to avoid a default. The terms of the February 2003 note required monthly principal payments of $17,500 plus interest from March 2003 through May 2003, increasing to $35,000 monthly, plus interest, thereafter, until the Company secured at least $5,000,000 in additional financing, at which time the remaining outstanding balance became due and payable. The remaining balance of the note was repaid in September 2003 following the securing of financing.

10% Convertible Note
On May 14, 2002, the Company issued, pursuant to Regulation S, a $150,000 10% convertible promissory note to BNC Bach International Ltd. ("BNC Bach"), a private investment fund that is a related party to Townsbury Investments Ltd. ("Townsbury"), the investor in a prior investment that provided the Company with financing pursuant to an equity line. The closing price for Calypte common stock on May 14, 2002 was $4.20. This note was originally convertible into shares of the Company's common stock at $1.50 per share and was due on the earlier of July 14, 2002 or the settlement date of Calypte's next drawdown under the equity line. On July 14, 2002, Calypte and BNC Bach agreed to extend the maturity date of the note from July 14, 2002 to December 31, 2002. The market price for Calypte common stock was $10.80 on July 14, 2002. In return for the extension of the maturity date, Calypte agreed to amend the conversion price of the note from $1.50 per share to the lesser of (a) $1.50 per share or (b) 60% of the lowest three closing bid prices of Calypte's common stock during the 22 business days prior to the date BNC Bach notifies Calypte of its election to convert the note. No accounting adjustments were required as a result of the extension of the note's maturity or the amendment of the conversion price. In December 2002, the Company repaid approximately $24,000 of the outstanding principal plus accrued interest from the proceeds of a draw down under its equity line with Townsbury.

On January 15, 2003, the Company and BNC Bach agreed to extend the maturity date of the Note to March 17, 2003. On March 17, 2003, the Company and BNC Bach agreed to further extend the maturity date to April 4, 2003. On April 2, 2003, the Company and BNC Bach agreed to extend the maturity date of the Note to May 5, 2003. On April 30, 2003, the Company and BNC Bach amended the conversion price to eliminate a conversion price ceiling of $1.50 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004. No accounting adjustments were required as a result of any of the extensions of the note's maturity. In September 2003, BNC Bach converted the remaining $126,000 face value plus accrued interest into approximately 2.2 million shares of the Company's common stock at a conversion price of $0.0612 per share.

10% Convertible Debentures-Mercator Focus Fund, Mercator Momentum Fund and Mercator Momentum Fund III

On January 14, 2003, when the market price of the Company's stock was $1.92, the Company issued a $1,000,000 10% convertible debenture to Mercator Focus Fund, L.P. ("Focus Fund") pursuant to Regulation S and received net proceeds of $818,000 net of fees and expenses. $308,000 of the proceeds was used to repay the $300,000 October 2002 12% convertible debenture and accrued interest issued to Mercator Momentum Fund L.P. ("MMF"). The debenture is convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and Focus Fund agreed to extend the registration period until April 4, 2003. On March 31, 2003, when the market price of Calypte's common stock was $0.885, Focus Fund granted the Company an additional 30-day extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Focus Fund agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. During the third quarter of 2003, Focus Fund converted $422,000 face value plus accrued interest and $43,000 of liquidated damages due to delayed registration into approximately 5.8 million shares of the Company's common stock at conversion prices ranging from $0.07 to $0.09 per share. See Note 18 for information regarding the extension of the maturity of this note.

On January 30, 2003, when the market price of the Company's stock was $1.86, the Company issued a $450,000 10% convertible debenture to MMF pursuant to Regulation S and received net proceeds of $440,000, net of fees and expenses. The debenture is convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and MMF agreed to extend the registration period of the underlying common stock as required in the Registration Rights Agreement until April 4, 2003. On March 31, 2003, when the market price of Calypte's common stock was $0.885, MMF granted the Company an additional extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, MMF agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. During the third and fourth quarters of 2003, MMF converted $358,000 face value plus accrued interest and $29,000 of liquidated damages due to delayed registration into approximately 2.6 million shares of the Company's common stock at conversion prices ranging from $0.11 to $0.14 per share. See Note 18 for information regarding the extension of the maturity of this note.

On March 13, 2003, when the market price of the Company's stock was $1.50, the Company issued a $400,000 10% convertible debenture to Focus Fund and a $100,000 10% convertible debenture to Mercator Momentum Fund III, L.P. ("Momentum Fund III"), each pursuant to Regulation S, and received aggregate net proceeds of $400,000, net of fees and expenses. Each debenture is convertible into the Company's common stock at 65% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $2.10. Under the terms of the debenture agreements, Calypte agreed to file a registration statement for the shares of common stock underlying the debentures within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On April 11, 2003, when the market price of Calypte's common stock was $0.735, the Company received an extension until May 5, 2003 in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received an extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Focus Fund and Momentum Fund III agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. During the third quarter of 2003, Focus Fund and Momentum Fund III converted an aggregate of $278,000 face value plus accrued interest and $50,000 of liquidated damages due to delayed registration into approximately 4.1 million shares of the Company's common stock at conversion prices ranging from $0.07 to $0.10 per share. See Note 18 for information regarding the extension of the maturity of this note.

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

12% Convertible Debentures
On February 11, 2002, the Company signed a securities purchase agreement with a private investment fund, Bristol Investment Fund, Ltd. ("Bristol") pursuant to which Bristol agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by Bristol, under an exemption provided by Regulation S, on February 11, 2002 and the Company received net proceeds of $368,000. The closing price for Calypte stock on February 11, 2002 was $7.50. On May 10, 2002, Calypte issued a second $100,000 12% convertible debenture to Bristol, also under an exemption provided by Regulation S, and received net proceeds of $90,000. This debenture has the same terms as those of the initial debenture and reduced the remaining commitment under the agreement to $325,000. The closing price for Calypte stock on May 10, 2002 was $0.90. The outstanding debentures bear interest at the annual rate of 12%, payable quarterly in common stock or cash at Bristol's option. Under the terms of the debentures, Bristol could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

the Company's common stock. The conversion price, as modified, for any debenture issued pursuant to this agreement is equal to the lesser of (i) the average of the lowest three closing bid prices during the 20 trading days immediately prior to the conversion date discounted by 40% and (ii) $1.50, subject to certain anti-dilution provisions.

During May 2002, Bristol converted a principal amount of approximately $60,000 plus accrued interest into 148,747 shares of the Company's common stock at $0.42 per share. Subsequent to the February 14, 2003 effective date of the registration statement on Form S-2/A (No. 6) which registered shares of common stock underlying the 12% Convertible Debentures in the amount of $525,000 that we issued to Bristol Investment Fund, Ltd. ("Bristol") in February 2002, Bristol converted its remaining balance due under the debentures, an aggregate of $465,000 face value, plus accrued interest and $122,000 of liquidated damages due to delayed registration, into approximately 0.9 million shares of the Company's common stock at conversion prices ranging from $0.525 to $0.966 per share during the first half of 2003. The debenture discounts were eliminated concurrent with the conversions.

In conjunction with this transaction, the Company issued a Class A warrant to purchase up to 56,667 shares of its common stock. The Class A warrant was exercisable for a period of seven years after issuance at a price per share equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the exercise date discounted by 30% and
(ii) $3.45. Bristol exercised the warrant in September 2003 at a price of $0.077 per share. The warrant was valued on the date of issue at $6.30 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.7%, the contractual life of 7 years, and volatility of 80%. As additional fees for this transaction, the Company also issued a warrant to purchase 2,833 shares of its common stock. The warrant to purchase the 2,833 shares has the same terms and the same fair market value as the Class A warrant and has not yet been exercised.

The Company also issued Bristol a Class B warrant to purchase an additional 400,000 shares of its common stock. Upon the effectiveness of the related registration statement for the shares underlying the Class B warrant, Bristol was required to exercise the Class B warrant in conjunction with the mandatory monthly conversion of its debentures so that each month the Company would issue to Bristol, pursuant to the Class B warrant, a number of shares equal to 150% of the shares issued to the fund pursuant to the monthly conversion of the debentures. The Class B warrant was exercisable at a price per share equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the exercise date discounted by 30% and (ii) $6.45. The Company was not permitted to include the shares underlying the 400,000 share Class B warrant in its registration statement, and Bristol was not obligated to begin exercising the warrant until such time as the underlying shares were registered, however Bristol exercised it in its entirety in September 2003 at a price of $0.0825 per share. The warrant was valued on the date of issue at $4.20 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.2%, the contractual life of 1 year, and volatility of 80%.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock," and the terms of the Class A and Class B warrants issued to Bristol in conjunction with the 12% debentures in February 2002, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the first $425,000 debenture, which was to be amortized as interest expense over the 24 month term of the debenture. The combined fair values of the Class A and Class B warrants treated as a discount to the debenture exceeded the $425,000 amount of the debenture. Accordingly, the aggregate amount of the warrant liability and the offsetting debenture discount recorded attributable to the Class A and Class B warrants was limited to $425,000 at the time of issuance. In September 2003, Bristol exercised both the Class A and Class B warrants. The Company issued 456,667 shares of its common stock and received proceeds of approximately $38,000. The Company reclassified the warrant liability to equity at the time of the exercise of the warrants. Until the warrants were exercised, the liability was marked to market through earnings. The Company recorded a net non-cash interest expense reduction of approximately $275,000 attributable to the re-measurement of the warrant liability for the year ended December 31, 2003. Non-cash interest income in 2002 attributable to the re-measurement of the warrant liability was approximately $70,000. This is recorded as a reduction of non-cash interest expense in the financial statements.

The Company did not receive any additional consideration over and above the negotiated price for the debentures in connection with the issuance of the Class A and B warrants. The Class A and B warrants were contemplated and considered a part of the negotiated transaction for the debentures issued to Bristol. The Class A and Class B warrants were intended to act as consideration for the investment by Bristol and also provided the Company with immediate cash upon their exercise. The Class B warrants were intended to provide the Company with cash over a one year period following the effective date of the registration statement for the shares underlying the debentures and warrants. Management believed that the terms of the financing were on the best possible terms available as a result of the Company's tenuous financial condition at the time of the arrangement.

The Company determined that both of the debentures issued to Bristol were issued with a beneficial conversion feature. Upon conversion of a portion of the debenture, the Company charged the proportionate share of unamortized discount to interest expense. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. Because the Company also issued warrants in conjunction with the first $425,000 debenture, as described above, the value of the beneficial conversion feature was not accorded treatment as a discount to the debenture, since the valuation of the accompanying warrants had reduced the carrying value of the debenture to zero at the time of issuance. The beneficial conversion feature attributable to the second $100,000 debenture was limited to $100,000 by the face amount of the debenture and recorded as a discount to the debenture to be amortized to interest expense over the life of the debenture.

12% Convertible Debentures
On September 12, 2002, the Company issued a $550,000 12% convertible debenture to MMF. The debenture was convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. This debenture was the first tranche of a $2.0 million commitment that was to become available upon the filing and effectiveness of a registration statement. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 45 days of the closing date and use its best commercial efforts to cause the registration statement to be declared effective within 135 days of the closing date. At December 31, 2002, the Company had obtained an extension of the registration period through February 18, 2003. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and MMF agreed to extend the registration period until April 4, 2003. On March 31, 2003, when the market price of Calypte common stock was $0.885, the Company amended the conversion price to eliminate a conversion price floor of $1.50 per share in return for an extension until May 5, 2003 in which to register the shares of common stock underlying this and certain other Mercator-group financings. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, MMF agreed to further extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and that became effective on July 18, 2003. During the third quarter 2003, MMF converted $550,000 face value plus accrued interest into approximately 4.8 million shares of the Company's common stock at conversion prices ranging from $0.09 to $0.22 per share.

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

On April 29, 2003, when the price of the Company's common stock was $0.82, the Company issued a $300,000 12% convertible debenture to MMF and recorded net proceeds of $245,000. The debenture is convertible into the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $1.20. Under the terms of the debenture agreement, Calypte agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On May 1, 2003, when the market price of Calypte's common stock was $0.711, the Company received an extension until July 1, 2003 in which to file a registration statement for the underlying shares. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, MMF agreed to extend the period for filing the registration statement through July 15, 2003. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. During the third quarter 2003, MMF converted $294,000 face value plus accrued interest and $11,000 liquidated damages due to delayed registration was converted into approximately 3.5 million shares of the Company's common stock at prices ranging from $0.077 to $0.12 per share. See Note 18 for information regarding the extension of the maturity of this note.

Pursuant to the Registration Statement filed on July 8, 2003 and effective July 18, 2003, the Company registered shares underlying a 12% convertible debenture for $250,000 which was to be funded upon the filing of the Registration Statement and another for $500,000 to be funded by July 25, 2003 as portions of the September 2002 $2 million commitment by MMF. On July 24, 2003, when the market price for the Company's common stock was $0.115, the Company issued 12% convertible debentures in the principal amount of $250,000 each to Alpha Capital AG, Gamma Opportunity Capital Partners, LP and Goldplate Investment Partners, assignees under the MMF $2 million commitment agreement mentioned above covering these two commitments. The Company had prepaid $75,000 in fees and received gross proceeds of $750,000. A portion of the proceeds were used to repay a $400,000 MMF advance from June 6, 2003, along with a fee of $12,000. The debentures were convertible

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. During the third quarter 2003, the investors converted $750,000 face value plus accrued interest into approximately
8.0 million shares of the Company's common stock at conversion pricees of approximately $0.09 per share.

On September 1, 2003, when the market price for the Company's common stock was $0.498 per share, the Company issued a $570,000 12% convertible debenture to Marr Technologies BV, an additional assignee from MMF under the $2 million September 2002 commitment, and received net proceeds of $570,000. The debenture was convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion but not less than $0.11 per share. On September 1, 2003, this note was converted into approximately 5.2 million shares of the Company's common stock at a conversion price of $0.11 per share.

On October 2, 2003, when the market price for the Company's stock was $1.31 per share, the Company issued the final $130,000 of debentures to four assignees of MMF under the $2 million September 2002 12% convertible debenture commitment, and received net proceeds of $130,000. During October 2003, two of these investors converted $70,000 of principal of these debentures at a price of $0.59 per share and the Company issued approximately 118,400 shares of its common stock.

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

The table below summarizes the components of net interest expense reported in the consolidated statements of operations (in thousands).

                                                                                    2003              2002
                                                                                    ----              ----

Accrued interest on debt instruments                                             $   425               332

Non-cash interest expense composed of:
   Amortization and proportional write-off upon conversion of note and
     debenture discounts                                                           4,835             1,188
   Liquidated damages due to delayed registration of shares underlying
     convertible and other securities                                                620               546
   Amortization and proportional write-off upon conversion of deferred
     offering costs                                                                  997               210
   Expense attributable to warrants issued in conjunction with the Marr
     $10 million Promissory Note Agreement                                           322                 -
   Warrant liability mark-to-market adjustment attributable to Bristol
     Class A and Class B warrants                                                   (275)              (70)
   Expense attributable to dividends on mandatorily redeemable Series A
     preferred stock                                                                  60                 -
                                                                                 -------           -------
Total interest expense                                                             6,984             2,206

Interest income                                                                      (15)               (3)
                                                                                 -------           -------

Net interest expense                                                             $ 6,969           $ 2,203
                                                                                 =======           =======

5% Note Purchase Agreement

On November 13, 2003, when the market price of the Company's common stock was $0.88 per share, the Company and Marr, its largest stockholder, entered into an agreement in which Marr agreed to provide the Company up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes issuable to Marr on an as-needed basis by the Company (the "Notes"). Each Note will bear interest at the rate of 5% per annum and will have a 12-month term. The Marr Credit Facility is available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility will be proportionally reduced by the amount of any equity financing obtained by the Company during the term of the Marr Credit Facility. Marr has the right of first refusal to participate in any such equity financing on the same terms as the

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

other investors. The Marr Credit Facility provides for earlier termination as of March 31, 2004, if the Company fails to have its common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As of March 19, 2004, no Notes have been issued under the Marr Credit Facility. As consideration for the Marr Credit Facility, the Company issued to Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant is immediately exercisable and expires two years after issuance on November 12, 2005. The warrant was valued at $0.859 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.93%; expected dividend rate of 0.00%; volatility of 316.42%; and expected term of 2 years. The calculated value of the warrant was charged to interest expense. Refer to Note 18 for information regarding an amendment to this agreement in the first quarter of 2004.


(7)  GAIN ON SETTLEMENT OF TRADE DEBT

On February 12, 2002, the Company completed a restructuring of approximately $1.7 million of its past due accounts payable and certain other obligations with 27 of its trade creditors. Under the restructuring, the Company issued approximately 47,000 restricted shares of its common stock at various negotiated prices per share to trade creditors in satisfaction of specified debt. The issuance of the shares was pursuant to Regulation D of the Securities Act. The shares issued are now eligible for resale under the provisions of Rule 144. The creditors accepted the shares plus deferred cash payments ranging from 0% to 25% of the outstanding balance in satisfaction of $1,699,000 of indebtedness plus certain patent rights for 2002. On the date the shares were issued, the aggregate value of the Company's common stock issued to the trade creditors was $248,000 and the aggregate deferred cash payment yet to be made to the trade creditors totaled $132,000. During the third quarter of 2002, the Company made cash payments to the various creditors totaling 10% of the deferred cash balance, or approximately $13,000, leaving $119,000 remaining to be paid at December 31, 2003 and 2002. The Company recognized a gain of $1,319,000 during the first quarter of 2002 as a result of restructuring this indebtedness.


(8)  LEASE COMMITMENTS

Capital Leases

The Company has acquired equipment under capital lease agreements that are collateralized by the related equipment. The lease agreements carry effective interest rates of approximately 18% per annum. During 1993, the Company issued stock warrants for the purchase of 1,172 shares of the Company's common stock at exercise prices ranging from $150.00 to $225.00 per share as partial consideration for obtaining two of the lease agreements. These warrants expired in 2003. In 2000, the Company exercised its option to renew one of the capital leases for an additional three year term. In 2001, the Company acquired laboratory equipment under a capital lease having a four-year term and an effective interest rate of approximately 17.5% per annum. In 2002, the Company settled its liability under one of these leases by issuing 9,804 shares of its common stock.

Equipment acquired under capital leases included in property and equipment as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                         2003             2002
                                                         ----             ----

  Machinery and equipment                            $  1,729         $  1,763
  Other                                                    92               92
                                                     --------         --------

                                                        1,821            1,855
  Accumulated depreciation and amortization            (1,802)          (1,790)
                                                     --------         --------

                                                     $     19         $     65
                                                     ========         ========

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

Future minimum lease payments under capital leases as of December 31, 2003 were (in thousands):

Year ended December 31,
2004                                                                        12
2005                                                                         8
                                                                       -------

                                                                            20
Less amount representing interest                                           (2)
                                                                       -------

Present value of capital lease obligation                                   18
Capital lease obligations - current portion                                (12)
                                                                       -------

Capital lease obligations - long-term portion                          $     6
                                                                       =======


Operating Leases

The Company leases office and manufacturing space in Alameda, California, under a noncancelable operating lease which expires in June 2004. The Company also leases manufacturing space in Rockville, Maryland under two operating subleases. Total rent expense under these leases was $836,000 and $867,000 for the years ended December 2003 and 2002, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 2003 were (in thousands):

Year ended December 31,
2004                                                                   $   584
2005                                                                       385
2006                                                                       321
Thereafter                                                                   -
                                                                       -------

Total                                                                  $ 1,290
                                                                       =======

Refer to Note 18 for information regarding an extension of the lease for the Company's Rockville, Maryland facilities.


(9)  MANDATORILY REDEEMABLE PREFERRED STOCK

At the time of its original incorporation, the Company issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock. The Company is required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which the Company attains $3,000,000 in retained earnings, and funds are legally available. Based on losses accumulated through December 31, 2003, the Company must achieve in excess of $130,800,000 in future earnings before any repayment is required. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through June 30, 2003, cumulative preferred dividends totaling $1,636,000 have been charged to stockholders' equity (deficit) to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock. Since the Company's third quarter 2003 adoption of SFAS No. 150, as described in Note 2, cumulative preferred dividends totaling $60,000 have been charged to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.


In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon reincorporation of the Company in Delaware in June 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 2003 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(10) STOCKHOLDERS' EQUITY (DEFICIT)

Increase in Authorized Shares

On February 14, 2003, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware that increased the number of shares of authorized common stock from 200 million to 800 million. The Company's stockholders approved the Amendment to the
Certificate of Incorporation at the Special Meeting of Stockholders held on February 14, 2003. A principal purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance the Company's continuing operations.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

Private Placements

As detailed in the Consolidated Statements of Stockholders' Equity (Deficit), the Company raised net proceeds $0.4 million and $12.5 million in private placement transactions with accredited investors who purchased 266,667 and 28,333,333 shares during 2002 and 2003, respectively.

Under the terms of the August 2002 private placement, Calypte agreed to file a registration statement for the shares of common stock and use its reasonable best commercial efforts to cause the registration statement to be declared effective within ninety days of the closing date. Under the terms of the agreement, the Company was required to issue, as liquidated damages, 8,333 shares of its common stock for each ten days of delay past November 27, 2002. The shares underlying this agreement were included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. Through the effective date of the Registration Statement, the Company charged an aggregate of $225,000 to interest expense representing the value of 183,333 shares issuable as liquidated damages. On April 1, 2003, when the price of the Company's common stock was $0.849, the Company issued 100,000 shares of its common stock in settlement of accumulated liquidated damages through March 27, 2003, pursuant to the terms of the agreement. On September 19, 2003, when the price of the Company's common stock was $1.43, the Company issued an additional 83,333 shares of its common stock in final settlement of liquidated damages under this agreement.

On July 31, 2003, when the market price of the Company's stock was $0.18 the Company announced that it had entered into a financing agreement with Marr Technologies B.V. ("Marr") in which the Company would issue 8,333,333 restricted shares of its common stock priced at $0.30 for an aggregate of $2.5 million. The Company's stock just prior to the announcement had been trading in a range between $0.11 and $0.12 per share. The agreement contains a 12 month lock-up (holding period) provision. In conjunction with the investment, Marr has the right to nominate two mutually-agreeable individuals for appointment to the Calypte Board of Directors at a mutually-agreeable future date. The two companies also signed a Memorandum of Understanding and have formed a joint venture in China, with the intent of creating a platform for manufacturing, distribution and sale of Calypte's products in China. Calypte's existing distribution agreement has been assigned to the joint venture under the terms of this agreement. On September 2, 2003, when the market price of the Company's stock was $0.82, the Company announced that it had entered into an additional $10 million equity financing agreement with Marr in which the Company would issue 20 million restricted shares of its common stock priced at $0.50 per share. This agreement also contains a 12 month lock-up provision.

Equity Line of Credit

In August 2001, the Company and Townsbury Investments, Ltd. ("Townsbury"), a private investment fund, signed a common stock purchase agreement for the future issuance and purchase of up to $10 million of the Company's common stock over a twenty-four month period. The initial closing of the transaction occurred in October 2001. Under this arrangement, the Company, at its sole discretion, could draw down on this facility, sometimes termed an equity line, from time to time, and the investment fund was obligated to purchase shares of the Company's common stock. The purchase price of the common stock purchased pursuant to any draw down was equal to 88% of the daily volume weighted average price of the Company's common stock on the applicable date. In conjunction with the signing of the stock purchase agreement, in October 2001, the Company issued a 7-year fully-vested warrant to Townsbury to purchase approximately 140,000 shares of common stock at an exercise price of $8.229 per share and issued approximately 3,800 shares of its common stock as a fee to Townsbury. In October 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register for resale 1,000,000 shares of common stock that it might issue in conjunction with the equity line facility, the warrant and the fee shares. During November and December 2001, the Company issued two draw down requests under this facility in the aggregate amount of $430,000. The Company issued 72,738 shares of its common stock and received aggregate net proceeds of $406,000 after deducting fees and expenses in settling these two draw downs. During 2002, the Company issued 783,038 shares of its common stock and received aggregate net proceeds of approximately $2.7 million after deducting fees and expenses in settling these fourteen draw downs. At the expiration of the facility in October 2003, the Company had issued all but approximately 633 shares of the registered stock.

The  warrant  issued to  Townsbury  was valued on the date of issue at $6.60 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.3%, the contractual life of 7 years, and volatility of 80%. The warrant was accounted for as a deferred offering cost and was recognized as a cost of the financing in proportion to the amount of each draw-down in relation to the $10 million nominal commitment amount. The unamortized balanced was written off as interest expense at the termination of the facility.

In conjunction with the issuance of the 10% convertible note to BNC Bach described in Note 6, on May 10, 2002 when the market price of the Company's common stock was $0.90, Calypte repriced from $8.23 to $0.45 the 140,000 share warrant issued to Townsbury pursuant to the equity line, as permitted by the warrant's originally negotiated terms. Townsbury exercised the warrant for the entire 140,000 shares and Calypte received $63,000 in proceeds. In light of the Company's precarious financial

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

condition and its being in danger of ceasing operations, the exercise price was modified to serve as an inducement for the investor to exercise the warrant. The Company viewed the modification of the exercise price as fair and reasonable under the circumstances. Townsbury was and is viewed as an unaffiliated party of the Company. The fair value of the warrant had originally been treated as a deferred offering cost associated with the equity line. The fair value of the repriced warrant was less than that of the original warrant and therefore no accounting adjustment attributable to the repricing was required. Upon the exercise of the warrant, the Company reclassified the $807,000 unamortized balance of the deferred offering cost to additional paid-in capital.

Warrants, options and stock grants

During 2002, the Company looked for ways to minimize its use of cash while obtaining required services. It issued warrants and options to purchase an aggregate of 1,583,333 shares of its common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of its operations including introductions and arrangements with respect to potential domestic and international product distribution agreements, assistance with international product trials and regulatory qualifications. At December 31, 2002, the consultants had exercised options and warrants to purchase 1,550,000 shares of the Company's common stock and they exercised the balance in 2003. The Company received approximately $1.7 million in proceeds in 2002 and 2003. The warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions.

                                                           Low           High
                                                           ---           ----

Exercise price per share                                   $0.45         $1.50
Market price of Calypte's stock on date of issuance        $0.90         $4.20
Assumptions:
   Expected dividend yield                                  0.0%          0.0%
   Risk free rate of return                                1.25%         5.16%
   Contractual life                                     3 months      10 years
   Volatility                                                80%           80%
Fair Market Value                                         $0.465         $7.59

Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash selling, general and administrative expense in the amount of $2.1 million attributable to these warrants at the date of grant in 2002.

In addition to the above warrants and options, the Company issued stock grants for approximately 103,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of $364,000 based on the intrinsic value of the stock on the date granted during 2002.

During 2003, the Company entered into new contracts and extended certain other contracts with existing consultants to perform various legal, business advisory, marketing and distribution functions similar to those entered into during 2002. The Company issued warrants to purchase an aggregate of 4,463,834 shares of its common stock as compensation for these services. During 2003, the consultants exercised warrants to purchase 4,263,834 shares of the Company's common stock and the Company received proceeds of $2,707,000. The warrants were non-forfeitable and fully-vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:

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

Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash selling, general and administrative expense in the amount of $2.8 million attributable to these warrants at the date of grant in 2003.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

In addition to the warrants and options described above, during 2003, the Company also issued stock grants for approximately 3,637,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of $2,712,000 based on the intrinsic value of the stock on the date of grant.

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

Option grants to non-employees are valued at the date of grant using the Black-Scholes option-pricing model in accordance with FAS 123. Option grants that do not include sufficient disincentive for non-performance are accounted for in accordance with EITFs 96-18 and 00-18. In such instances, the deferred compensation is amortized over the term of the agreement on a straight-line basis. Until the awards are fully vested or a measurement date is achieved, the Company records an adjustment to deferred compensation and consultant expense to reflect the impact of the fair value, as remeasured at quarter-end, of the options based on changes to the Company's stock price.

Stock bonuses and awards reflect shares of Calypte common stock granted to employees and consultants. Compensation expense is recognized at the time of grant, and is determined based on the number of shares awarded and the closing market price at the date of the award, in accordance with APB 25.

2000 Equity Incentive Plan

In June 2000, the Company's Board of Directors and stockholders approved the adoption of the Company's 2000 Equity Incentive Plan (the "2000 Incentive Plan") to replace the Company's 1991 Incentive Stock Plan, which expired in April 2001. At the Annual Meeting of Stockholders in May 2003, the Company's stockholders approved an increase to 10,000,000 shares in the number of shares of the Company's common stock authorized for issuance under this plan. The Compensation Committee of the Company's Board of Directors administers the Plan. The Board of Directors may amend or modify the 2000 Incentive Plan at any time. It will expire in June 2010, unless terminated earlier by the Board of Directors.

Under the terms of the 2000 Incentive Plan, nonstatutory stock options, restricted stock and stock bonuses may be granted to employees, including directors who are employees, non-employee directors, and consultants. Incentive stock options may be granted only to employees.

Nonstatutory stock options may be granted under the 2000 Incentive Plan at a price less than the fair market value of the common stock on the date the option is granted. Prior to the amendment of the 2000 Incentive Plan approved by the Company's stockholders at the May 2003 Annual Meeting of Stockholders, nonstatutory stock options could not be granted at a price less than 85% of the common stock on the grant date. Incentive stock options may be not be granted under the 2000 Incentive Plan at a price less than 100% of the fair market value of the common stock on the date the option is granted.

Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all classes of stock of the Company are granted at an exercise price not less than 110% of the fair market value of the common stock. Options granted to employees under the 2000 Incentive Plan generally vest monthly over periods of

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

up to three years, as specified in the option agreements. The term of nonstatutory and incentive stock options granted is 10 years or less from the date of the grant, as provided in the option agreements.

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

Deferred compensation is recorded related to options granted to non-employees and options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. For the years ended December 31, 2003 and 2002, the Company recorded deferred compensation of $10,000, and $75,000, respectively, for certain of the Company's common stock options granted under the Stock Plan. This amount is amortized over the relevant period of service. The amortized compensation expense for the years ended December 31, 2003 and December 31, 2002 was $3,000 and $83,000, respectively. The Company recorded compensation expense of $94,000 and $721,000, respectively, attributable to stock bonus awards of 48,667 shares of common stock granted during 2003 and 300,974 shares of common stock granted during 2002. Compensation expense attributable to stock bonuses is determined by multiplying the closing market price of the Company's common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock bonuses was $1.92 in 2003 and $2.40 in 2002.

In December 2002, at the Company's request, employees agreed to the cancellation of an aggregate of approximately 440,000 options (including approximately 88,000 options granted to officers) to purchase the Company's common stock previously issued from this Plan and from the 1991 Incentive Stock Plan. The cancelled options had exercise prices above the then-current market price. The Company agreed to reissue these options on a fully vested basis with an exercise price of the lesser of (i) $1.92 per share or (ii) market at the date of the 2003 Annual Stockholders' Meeting, subject to stockholder approval at the meeting of an amendment to the 2000 Incentive Plan to increase the number of authorized shares for the 2000 Incentive Plan and to increase the number of shares permitted to be granted annually to a plan participant from 900,000 to 2,500,000 shares. The Company's stockholders approved the amendment and the options were issued on May 29, 2003 at the market price of $0.32.

The following  table  summarizes  option grant activity under the 2000 Incentive
Plan:
                                                                  WEIGHTED
                                                                   AVERAGE
                                              OPTIONS           EXERCISE PRICE
                                             ==========        ================

Outstanding as of December 31, 2001             292,418        $          13.34
Granted                                         317,860                    3.03
Exercised                                       (99,140)                   2.60
Cancelled                                      (453,727)                   9.70
                                              ---------

Outstanding as of December 31, 2002              57,411        $           3.74
Granted                                       8,528,626                    0.33
Exercised                                    (1,426,510)                   0.38
Cancelled                                      (562,778)                   0.36
                                              ---------

Outstanding as of December 31, 2003           6,596,749        $           0.35
                                              =========

Exercisable as of December 31, 2002              38,710        $           3.68

Exercisable as of December 31, 2003           2,431,636        $           0.34

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

As of December 31, 2003, 1,579,884 shares of common stock were available for grant under the 2000 Incentive Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2003 and 2002, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                    2003             2002
                                                =============    =============
Per share weighted average fair value
  of options granted                                   $0.336           $1.389
Expected dividend yield                                 0.00%            0.00%
Risk-free interest rate                                 3.44%            3.55%
Volatility                                             226.1%            80.0%
Expected life                                       8.0 years        4.9 years


1991 Incentive Stock Plan

In April 1991, the Company's Board of Directors approved the adoption of the Company's Incentive Stock Plan (the Stock Plan). A total of 141,366 shares of common stock were reserved for issuance under the Stock Plan. Since the adoption of the 2000 Equity Incentive Plan in June 2000, no additional shares have been granted from the Stock Plan. All of the shares reserved but not issued or subject to options granted under the Stock Plan, including shares subject to cancelled options, are available for grant under the 2000 Incentive Plan. At December 31, 2003, there were no shares of common stock available for grant under the Stock Plan.

The following table summarizes activity under the Stock Plan:

                                                             WEIGHTED AVERAGE
                                        OPTIONS               EXERCISE PRICE
                                      ============         ===================

Outstanding as of December 31, 2001         40,386         $             50.45
Cancelled                                  (33,630)                      38.23
                                           -------

Outstanding as of December 31, 2002          6,756         $            111.31
Cancelled                                     (500)                     210.00
                                           -------

Outstanding as of December 31, 2003          6,256         $            103.42
                                           -------

Exercisable as of December 31, 2002          6,756         $            111.31

Exercisable as of December 31, 2003          6,256         $            103.42


1995 Director Option Plan

In December 1995, the Company's Board of Directors approved the Company's 1995 Director Option Plan (the Director Option Plan). At the Annual Meeting of Stockholders in May 2003, the Company's stockholders approved an increase to 2,000,000 shares in the number of shares of the Company's common stock authorized for issuance under this plan. Under the Director Option Plan, the Company's Board of Directors determines the number of shares of the Company's stock that will be granted each year to newly-elected and re-elected directors. Options may be granted under this plan to non-employee directors or, pursuant to an agreement between the Company and another person, entity or affiliate with whom a non-employee director is associated, that other person, entity, or affiliate. Each option granted under the Director Option Plan is exercisable at 100% of the fair market value of the Company's common stock on the date the option was granted. Each grant under the plan vests monthly over the twelve month period commencing with the director's date of election or re-election, provided that the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than one year after the date of the grant. The plan will expire in December 2005 unless terminated earlier in accordance with certain provisions of the Plan.

The Company has not recorded any deferred compensation for the Company's common stock options granted under the Director Option Plan.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

The following table summarizes activity under the Director Option Plan:

                                                             WEIGHTED AVERAGE
                                        OPTIONS               EXERCISE PRICE
                                      ============         ===================

Outstanding as of December 31, 2001         21,930         $             37.65
Granted                                      6,667                        4.80
Cancelled                                   (7,916)                       4.99
                                          --------

Outstanding as of December 31, 2002         20,681         $             39.56
Granted                                    631,667                        0.33
Exercised                                   (8,333)                       0.32
Cancelled                                 (206,335)                       0.87
                                          --------

Outstanding as of December 31, 2003        437,680         $              1.93
                                          ========

Exercisable as of December 31, 2002         20,681         $             39.56

Exercisable as of December 31, 2003        271,004         $              2.93


As of December 31, 2003, 1,553,962 shares of common stock were available for grant under the Director Option Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2003 and 2002, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                    2003             2002
                                                =============    =============
Per share weighted-average fair value
  of options granted                                   $0.332           $1.760
Expected dividend yield                                 0.00%            0.00%
Risk-free interest rate                                 3.57%            5.16%
Volatility                                             217.1%            80.0%
Expected life                                      10.0 years        1.3 years


2003 Non-Qualified Stock Option Plan

In June 2003, the Company's Board of Directors authorized and the Company registered a total of 10,000,000 shares of its common stock under a Form S-8 Registration Statement for issuance under the Company's 2003 Non-Qualified Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, at the discretion of the Board of Directors, shares may be awarded in consideration of services rendered to the Company. Options or awards may be granted under this plan only to non-officer employees and consultants. The plan will expire in June 2013 unless terminated earlier in accordance with certain provisions of the plan.

The following table summarizes 2003 option activity for the 2003 Plan:

                                                             WEIGHTED AVERAGE
                                        OPTIONS               EXERCISE PRICE
                                      ============         ===================

Granted                                  7,227,500         $              0.16
Exercised                               (7,227,500)                       0.16
                                        ----------

Outstanding as of December 31, 2003              -
                                        ==========

Exercisable as of December 31, 2003              -         $                 -

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

The following table summarizes the per share weighted-average fair value of stock options granted during 2003, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                                     2003
                                                                ==============
Per share weighted-average fair value of options granted              $0.114
Expected dividend yield                                                0.00%
Risk-free interest rate                                               0.918%
Volatility                                                            156.1%
Expected life                                                     0.22 years

The Company also granted stock awards from the 2003 Plan for an aggregate of 2,689,552 shares of its common stock during 2003 and recorded compensation expense of $788,000. Compensation expense attributable to stock awards is determined by multiplying the closing market price of the Company's common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock awards was $0.36 in 2003. At December 31, 2003, a total of 82,978 shares of common stock were available for grant as options or other awards under the 2003 Plan.


The following table summarizes information about stock options outstanding at December 31, 2003 under the 2000 Equity Incentive Plan, the 1991 Incentive Stock Plan, and the 1995 Director Option Plan


                                                 Options Outstanding                             Options Exercisable
                           ===========================================================  ====================================

                                                        Weighted
                                Number                  Average            Weighted          Number            Weighted
                            Outstanding at          Remaining Years        Average       Exercisable at    Average Exercise
 Range of Exercise Prices     12/31/03              to Expiration      Exercise Price       12/31/03            Price
========================== ======================  =================  ================  ================  ==================

$0.010 -   $0.123                         359,564               9.42  $          0.014           345,564  $            0.010
$0.126 -   $0.180                         819,000               3.78  $          0.127            10,000  $            1.126
$0.320 -   $0.320                       5,169,592               8.25  $          0.320         2,281,151  $            0.320
$0.610 -   $1.405                         646,900               9.29  $          0.762            30,000  $            0.900
$3.000 -  $210.00                          45,629               7.35  $         33.318            42,181  $           35.571

                           ======================                                       ================

$0.010 - $210.00                        7,040,685               7.88  $          0.536       2,708,896    $            0.835

                           ======================                                       ================

1995 Employee Stock Purchase Plan

In December 1995, the Company's Board of Directors approved the Company's Employee Stock Purchase Plan (the Purchase `Plan). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code (the Code). At the Annual Meeting of Stockholders in May 2003, the Company's stockholders approved an increase to 1,000,000 shares in the number of shares of the Company's common stock authorized for issuance under this plan. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of an offering period under the Purchase Plan or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Each offering period lasts for twenty four months; prior to 2002, stock purchases occurred on April 30 and October 31 of each year. The purchase period beginning November 1, 2001 and ending April 30, 2002 was terminated due to the wind-down of the Company's operations and all payroll deductions withheld from employees were returned. A new purchase period began on July 1, 2002 and was completed on December 31, 2002, when employees purchased 3,437 shares of the Company's common stock. During the year ended December 31, 2003, employees purchased 18,192, shares under the Purchase Plan. Cumulative purchases under the Purchase Plan through December 31, 2003 totaled 28,380 shares, leaving 971,620 shares reserved for future purchases.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

(12) SECTION 401(K) PLAN

Effective January 1, 1995, the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under
Section 401(k) of the Internal Revenue Code. Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The Company matched participant's contributions up to the first $2,000 during 2003, for approximately $98,000; no such Company contribution was made in 2002.

(13) INCOME TAXES

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                               2003        2002
                                                               ----        ----

Computed expected tax expense                                (8,960)   $ (4,520)
Losses and credits for which no benefits have been
  recognized                                                  8,950       4,514
Meals and entertainment expenses, and officers life
  insurance not deductible for income tax purposes               11           7
State tax expense, net of federal income tax benefit              1           1
                                                             ------    --------

                                                             $    2    $      2
                                                             ======    ========



The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

                                                                  December 31,
                                                                  ------------
                                                               2003        2002
                                                               ----        ----

Deferred tax assets:
    Employee benefit reserves, including accrued
      vacation and bonuses                                  $    46      $   50
    Start-up and other capitalization                           556         673
    Fixed assets, due to differences in depreciation            300         173
    Deferred rent and revenue                                   199         210
    Net operating loss carryovers                            44,070      33,544
    Research and development credits                          1,576       1,596
    Other                                                       622         704
                                                            -------     -------

Total gross deferred tax assets                              47,369      36,950
Valuation allowance                                         (47,369)    (36,950)
                                                            -------     -------

Net deferred tax asset                                            -           -
                                                            =======     =======


The net change in the valuation allowance for the years ended December 2003 and 2002 was an increase of $10,419,000 and $4,623,000, respectively. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $171,000 of deferred tax assets will be creditable to additional paid-in capital.

As of December 31, 2003, the Company had federal tax net operating loss carryforwards of approximately $122,977,000, which will expire in the years 2004 through 2023. The Company also has federal research and development credit carryforwards as of December 31, 2003 of approximately $1,156,000, which will expire in the years 2005 through 2022.

State tax net operating loss carryforwards were approximately $38,700,000 and state research and development credit carryforwards were $619,000 as of December 31, 2003. The state net operating loss carryforwards will expire in the years 2004 through 2013 and the state research and development credits will carryforward indefinitely.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code.

(14) ROYALTY, LICENSE, AND RESEARCH AGREEMENTS

Royalty and License Agreements

The Company has entered into arrangements with various organizations to receive the right to utilize certain patents and proprietary rights under licensing agreements in exchange for the Company making certain royalty payments based on sales of certain products and services. The royalty obligations are based on a percentage of net sales of licensed products and include minimum annual royalty payments under some agreements. The Company pays royalties to five entities on its urine-based screening test and to one entity on its serum- and urine-based Western Blot supplemental tests. The patents underlying the royalties expire between 2004 and 2009. There are minimum payments required by certain of the agreements that apply regardless of the amount of actual sales. The Company did not make all of the required minimum and sales-based payments for 2003 or 2002.

At December 31, 2003, the Company is approximately $409,000 in arrears on the payment of royalties under certain of its licensing agreements. Under certain of the Company's licensing agreements, the patent holder or other organization granting  rights  to the  Company  has the  right  to  revoke  the  license  for
non-payment   of  royalties.   Should  the  patent  holder  or  other   granting
organization take that step, the Company could find it necessary to modify its manufacturing practices or change its business plan. During 2002, the Company settled approximately $1 million of its past due royalties by issuing 25,000 shares of its common stock. This transaction was a part of the debt restructuring discussed in Note 7. In September 2003, the Company issued 500,000 shares of its common stock valued at the date of issuance at approximately $610,000 to maintain its exclusivity under certain license agreements for the years 2003 and 2004. The portion applicable to exclusivity during 2004 is recorded as a prepaid expense at December 31, 2003.

(15) EMPLOYMENT AND CONSULTING AGREEMENTS

In October 2001, the Company renewed an agreement with a former member of the Board of Directors to serve as Chairman of the Board of Directors for a twelve month term. The director was granted options to purchase 10,000 shares of the Company's stock at an exercise price of $6.60. The options were to vest ratably over the twelve-month term of the agreement. The Board member resigned as Chairman and as a member of the Board in May 2002. All options not vested at the time of his resignation were cancelled.

In May 2002, in conjunction with the financing proposal enabling the restart of operations, the independent members of the Company's Board of Directors entered into an employment agreement with the Company's new Executive Chairman. The employment agreement specifies an annual salary of $400,000 and allows for annual increases based on the Company's performance and approval of the Compensation Committee of the Board of Directors. The Company deferred approximately 30% of the Executive Chairman's cash compensation during 2002, which the Company accrued. The Company continued to defer and accrue this compensation until it was paid during the third quarter of 2003. In the event the Company terminates the Executive Chairman's employment other than for cause, he is entitled to receive his base salary for at least twelve months. On May 10, 2002, when the market price of the Company's common stock was $0.90 per share, the Executive Chairman was granted fully-vested options to purchase 65,556 shares of the Company's common stock at $0.45 per share and options to purchase 200,000 shares of the Company's common stock at $0.90 per share, with the option to purchase 100,000 shares vested immediately and the option to purchase the remainder vested on the one-year anniversary of the option grant. The options have a five-year term. In the fourth quarter of 2002, the Company renegotiated the terms of the option grant contained in the Executive Chairman's Employment Agreement, canceling all but 30,000 of the options granted at $0.90. The Executive Chairman was granted 235,556 fully-vested options at an exercise price of $0.32 per share, the market price of the Company's stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. Additionally, on May 29, 2003, the Executive Chairman was also granted fully-exercisable options to purchase 256,785 shares of the Company's stock at $0.01 per share, in recognition of an additional salary deferral arrangement, and options to purchase 2,000,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant.

In October 2002, the Company entered into a new five-year agreement with a former officer and director that included an annual salary of $300,000, subject to annual review. The previous agreement, which commenced in October 1999, provided for an initial annual salary of $220,000, subject to annual increases. In conjunction with the new agreement, the Company also granted the officer options to purchase 146,667 shares of common stock, at an exercise price of $2.40, subject to stockholder approval of

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

amendments at the 2003 Annual Meeting of Stockholders to the Company's 2000 Equity Incentive Plan. These options were to be fully vested on the grant date. In February 2003, the exercise price of this option was reduced to the lesser of $1.50 per share or the market price on the grant date. In the fourth quarter of 2002, the officer agreed to cancel all outstanding options previously granted under the 1991 Incentive Stock Plan and the 2000 Equity Incentive Plan, an aggregate of 62,573 options. The officer was granted 62,573 fully-vested options at an exercise price of $0.32 per share, the market price of the Company's stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. The options granted conditionally under the Employment Agreement were also granted as fully vested at $0.32 per share on May 29, 2003. Additionally, on May 29, 2003, the officer was also granted fully-exercisable options to purchase 85,236 shares of the Company's stock at $0.01 per share, in recognition of a salary deferral arrangement, and options to purchase 1,250,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant. Under the terms of a Separation Agreement, Mutual Release and Waiver of Claims, the officer resigned effective June 2, 2003 as the Company's President and Chief Executive Officer and effective June 27, 2003 as a member of the Company's Board of Directors. Under the terms of the Separation Agreement, the Company agreed to pay approximately $313,000 over a period of up to one year and to permit previously issued options to vest in accordance with the terms of their grants.

On January 1, 2003, the Company entered into a twelve month employment agreement, with automatic renewal options, with an officer of the Company that included a base salary of $200,000, and the grant of options to purchase 83,333 shares of the Company's common stock at an exercise price of $1.50 per share, subject to stockholder approval of amendments at the 2003 Annual Meeting of Stockholders to the Company's 2000 Equity Incentive Plan. These options were to be fully vested on the grant date. The officer had previously been granted options to purchase an aggregate of 25,000 shares of the Company's common stock in 2001 and 2002, pursuant to an earlier consulting contract. In the fourth quarter of 2002, the officer agreed to cancel all outstanding options previously granted to him. The officer was granted 25,000 fully-vested options at an exercise price of $0.32 per share, the market price of the Company's stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. The options granted conditionally under the Employment Agreement were also granted as fully vested at $0.32 per share on May 29, 2003. Additionally, on May 29, 2003, the officer was also granted fully-exercisable options to purchase 24,038 shares of the Company's stock at $0.01 per share, in recognition of a salary deferral arrangement, and options to purchase 625,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant.

In June 2003, the Company entered into a five year employment agreement with a director and officer of the Company that included a base annual salary of $350,000. Refer to Note 18 regarding management changes.

In April 2003, the Company entered into a three-year consulting agreement for advisory and other services related to the marketing, distribution and sale of its products. The agreement obligates the Company to pay the consultant an aggregate of $3,000,000 in cash as follows: $750,000 in 2003, $1,000,000 in both 2004 and 2005, and $250,000 in 2006. At December 31, 2003, the Company had paid an aggregate of $675,000 pursuant to the contract and had accrued the remaining liability for the balance due in 2003. Additionally, the agreement requires the Company to issue 66,667 shares of its common stock annually as directed by the consultant in 2003, 2004 and 2005.

(16) RELATED PARTY TRANSACTIONS

As described in Note 6, in September 2001, the Company issued a $400,000 8.5% Promissory Note to the parent company of its then-largest stockholder. The Company renegotiated the note during 2001, 2002 and subsequently in 2003. This note was repaid in 2003.

In connection with the aggregate $12.5 million investments by Marr Technologies BV during 2003, the Company signed a Memorandum Of Understanding to create a joint venture in China to market the Company's current and future products. Additionally, the Nominating Committee of the Company's Board of Directors agreed to grant Marr the right to appoint two mutually-agreeable representatives to the Company's Board of Directors at a mutually-agreeable future date.

In November 2003, the joint venture, Beijing Calypte Biomedical Technology Ltd., was formed, with the Company owning 51% of its stock.

(17) CONTINGENCIES

On January 27, 2003, an action was filed in San Francisco County Superior Court against the Company by Heller Ehrman White & McAuliffe, LLP ("Heller"), the Company's former attorneys. On April 30, 2003, the Company and Heller reached a

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

settlement agreement whereby the Company agreed to pay a total of $463,000 to settle this claim, after which the suit will be dismissed. As a part of the settlement, the Company waived all of its defenses to Heller's claims, as well as its counterclaims, should it default on this payment plan. The Company made the final required payment to Heller in February 2004 and Heller filed a request for dismissal of the suit with prejudice.

On January 24, 2003, the Company was informed that one if its former vendors, Validation Systems, Inc. ("Validation"), had commenced an action in Santa Clara County Superior Court on an open book account in the amount of $79,614, incurred between April 1999 and July 2002 and which the Company accrued, concurrently, plus $20,156 in interest, at the rate of 10% per annum until payment, wherein it has claimed that it rendered services related to the validation of biomedical equipment and processes at the Company's facilities. The Company has contested the claim as the alleged services claimed by Validation were not performed in a timely fashion and were unable to be used by the Company. On September 9, 2003 the Court dismissed Validation's lawsuit against the Company due to the failure of Validation's counsel to appear at a mediation status review and to respond to an order to show cause regarding the failure to appear. Validation has filed a motion to vacate this dismissal on grounds of inadvertence, mistake, surprise and excusable neglect. The Court vacated the dismissal and reinstated the case at a hearing on December 2, 2003 in return for Validation's payment of fees incurred by the Company in connection with Validation's failure to appear. Additonally, the Court ordered the parties to mediation. The parties are in the process of scheduling the mediation. The Company believes that it has meritorious defenses to the action.


On May 22, 2003, the Company was informed that a former vendor, Professional Maintenance Management LLC ("PMM"), had instituted an action against the Company in the Montgomery County Circuit Court of Maryland for the sum of $64,925 plus post-judgment interest. The Company agreed to resolve the matter by making an initial payment in the amount of $10,000 and subsequent monthly payments in the amount of $7,500 toward the outstanding amount claimed by PMM. All payments have been made and plaintiff's counsel has filed a dismissal of the action with the Court.

In  September  of 2003,  the  Company  was served a lawsuit  filed in the United
States District Court for the Northern District of California by three individuals, Michael Serro, Michael Caland and Assad Ali Assad, seeking shares of the Company to which they claim they are entitled based on consulting services they claim to have provided pursuant to consulting agreements they had with the Company. The Company disputed the liability and contended that these three individuals did not provide the consulting services to the Company upon which their claims are based. A Stipulation of Dismissal was filed with the Court in February 2004 and the matter is now closed.

The Company was contacted by the San Francisco District Office of the Securities and Exchange Commission ("SEC") on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the SEC regarding the Company. The staff has requested, among other things, documents and information related to certain press releases issued by the Company. The SEC has advised the Company that the inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred. The Company has voluntarily provided the information sought by the SEC and is cooperating with the SEC in connection with its informal inquiry. Independently, the Company's Audit Committee has investigated the matter and has retained outside counsel to assist in its investigation by reviewing the press releases and related information that were the subject matter of the SEC's informal inquiry letter. The Audit Committee has completed its investigation and reported the results of its investigation and associated recommendations to the Board of Directors. Counsel for the Audit Committee advised the Audit Committee and the Board of Directors that the results of their investigation, interviews and review of documents provided in response to the SEC's informal inquiry letter indicated no evidence of management malfeasance with respect to its inquiry. The Audit Committee, based upon its counsel's recommendations, proposed that the Company implement certain practices and procedures, some of which represent a continuation or formalization of present practices. The recommendations and proposals of the Audit Committee that were approved by the Board of Directors include certain improvements in the Company's press release issuance process and investor relations and regulatory recordkeeping procedures. Additionally, the Board of Directors has directed management to implement the American Stock Exchange corporate governance standards (SR-AMEX-2003-65) approved by the SEC on December 1, 2003. The Company is in the process of implementing the directives of its Board of Directors regarding Corporate Governance and has submitted to the Board, and the Board has approved, certain policies and guidelines related to press releases and investor relations that reflect the recommendations of the Audit Committee.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

(18) SUBSEQUENT EVENTS

Extension of Mercator Debentures

On January 14, 2004, the Company extended the maturity date of the following debentures until July 14, 2004:
     o 10% Convertible Debenture dated January 14, 2003 issued to Mercator Focus Fund, LP
     o 10% Convertible Debenture dated January 30, 2003 issued to Mercator Momentum Fund, LP
     o 10% Convertible Debentures dated March 13, 2003 issued to Mercator Momentum Fund III, LP and Mercator Focus Fund, LP
     o 12% Convertible Debenture dated April 29, 2003 issued to Mercator Momentum Fund, LP

In return for the extension of the maturity dates, the Company has agreed to pay an additional extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee is payable 1% in cash and 1% in stock. Additionally, the Company agreed to file a registration statement including the shares potentially applicable to the conversion of the outstanding debenture balances by no later than April 29, 2004. The shares issuable as a portion of the extension fee are to be included in the registration statement.

Extension of Registration Rights

On January 23, 2004, the Company and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of the Company's common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, the Company agreed to include in its next registration statement an aggregate of 28,333,333 shares of its common stock purchased by Marr in PIPE transactions in the third quarter of 2003.

Amendment of Marr Credit Facility

On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr amended the Marr Credit Facility to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As additional consideration for the amendment of the Marr Credit Facility, the Company issued to Marr an additional warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. This warrant is immediately exercisable and expires two years from its date of issuance on March 18, 2006.

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

Operating Lease Extension

In March 2004, the Company entered into a new lease agreement with the primary landlord of its manufacturing facility in Rockville, Maryland. The new agreement extends the lease of the premises through February 28, 2009, or 28 months beyond the expiration of the curent sublease. Additionally, the new lease provides for tenant improvements to be made in connection with the Company's consolidation of its manufacturing operations at this facility in the amount of approximately $250,000. The base rent for the tenant improvements will be approximately $5,500 per month from March 2004 through October 2006. Following the expiration of the Company's current sublease, the base rent from November 2006 through February 2009 will be approximately $40,000 per month.

 PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
            ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                          CALYPTE BIOMEDICAL CORPORATION
                                  (Registrant)

                              /s/ J. Richard George
                    By:
                       -------------------------------------
                                J. RICHARD GEORGE
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 29, 2004

                                POWER OF ATTORNEY

Each Director of the Registrant whose signature  appears below,  hereby appoints
J. Richard George and Richard D. Brounstein as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Securities and Exchange Commission any and all Amendments to this report on Form 10-KSB to the same extent and with the same effect as if done personally.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.


                 SIGNATURE                                             TITLE                                   DATE
===========================================    =======================================================   ================

          /s/ Anthony J. Cataldo               Executive Chairman of the Board of Directors               March 29, 2004
===========================================

            ANTHONY J. CATALDO

          /s/ J. Richard George                President, Chief Executive Officer                         March 29, 2004
===========================================

             J. RICHARD GEORGE P

         /s/ Richard D. Brounstein             Executive Vice President and Chief Financial Officer       March 29, 2004
===========================================    (Principal Financial and Accounting Officer)

           RICHARD D. BROUNSTEIN

           /s/ John J. DiPietro                Director                                                   March 29, 2004
===========================================

             JOHN J. DIPIETRO

             /s/ Paul Freiman                  Director                                                   March 29, 2004
===========================================

               PAUL FREIMAN

        /s/ Julius R. Krevans, M.D.            Director                                                   March 29, 2004
===========================================

          JULIUS R. KREVANS, M.D.

        /s/ Zafar I. Randawa, Ph.D.            Director                                                   March 29, 2004
===========================================

          ZAFAR I. RANDAWA, PH.D.