Form 10QSB
period 2004-03-31
CALYPTE BIOMEDICAL CORP
filed 2004-05-13
CIK 899426

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           ---------------------------

                                   FORM 10-QSB

                           ---------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______ to ______

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

                               Yes |X|        No |_|

      The registrant had 140,201,462 shares of common stock outstanding as of May 12, 2004.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                PAGE NO.
                                                                --------
PART I.  FINANCIAL INFORMATION


      Item 1. Consolidated Financial Statements (unaudited) :

              Condensed Consolidated Balance Sheets as of
              March 31, 2004 and December 31, 2003............      3

              Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 2004 and 2003    4

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2004 and 2003......      5

              Notes to Condensed Consolidated Financial
              Statements......................................      7

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations...     13

      Item 3. Quantitative and Qualitative Disclosures
                Market Risk...................................     44

      Item 4. Controls and Procedures.........................     45

PART II. OTHER INFORMATION


      Item 1. Legal Proceedings...............................     46

      Item 2. Changes in Securities and Use of Proceeds.......     46

      Item 4. Submission of Matters to a Vote of Security
              Holders ........................................     48

      Item 5. Other Information - Subsequent Events...........     48

      Item 6. Exhibits and Reports on Form 8-K................     49

SIGNATURES ...................................................     50

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                           MARCH 31,   DECEMBER 31,
                                                                                              2004         2003
                                                                                           ---------    ---------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                            $   1,656    $   5,084
      Accounts receivable, net of allowance of $36 at March 31, 2004 and December 31,            446          369
      Inventory                                                                                2,165        2,153
      Prepaid expenses                                                                           858          872
      Deferred offering costs, net of accumulated amortization of $347 and $333 at March
         31, 2004 and December 31, 2003, respectively                                             --           14
      Other current assets                                                                        60           63
                                                                                           ---------    ---------
            Total current assets                                                               5,185        8,555

Property and equipment, net                                                                      871          727
Other assets                                                                                     285          235
                                                                                           ---------    ---------
                                                                                           $   6,341    $   9,517
                                                                                           =========    =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses                                                $   4,186    $   4,322
      Notes and debentures payable, net of discount of $45 and $90 at March 31, 2004 and
         December 31, 2003, respectively                                                         913          868
      Deferred revenue                                                                           500          500
                                                                                           ---------    ---------

            Total current liabilities                                                          5,599        5,690

Other long term liabilities                                                                      140          157

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at March 31, 2004 and December 31, 2003; 100,000 shares issued and outstanding at
   March 31, 2004 and December 31, 2003; aggregate redemption and liquidation value of
   $1,000 plus cumulative dividends
                                                                                               2,726        2,696

Minority interest in consolidated joint venture                                                   57           57
                                                                                           ---------    ---------

            Total liabilities                                                                  8,522        8,600
                                                                                           ---------    ---------

Commitments and contingencies

Stockholders' equity (deficit):
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued            --           --
         or outstanding
      Common stock, $0.03 par value; 800,000,000 shares authorized at March 31, 2004 and
         December 31, 2003; 137,050,557 and 136,300,885 shares issued and outstanding as
         of March 31, 2004 and December 31, 2003, respectively                                 4,112        4,089
      Additional paid-in capital                                                             125,618      124,699
      Deferred compensation                                                                       (7)          (7)
      Accumulated deficit                                                                   (131,904)    (127,864)
                                                                                           ---------    ---------

            Total stockholders' equity (deficit)                                              (2,181)         917
                                                                                           ---------    ---------

                                                                                           $   6,341    $   9,517
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                              Three months
                                                                                                  ended
                                                                                                March 31,
                                                                                          ----------------------
                                                                                             2004         2003
                                                                                          ---------    ---------
Revenues:
   Product sales                                                                          $     971    $     784
                                                                                          ---------    ---------
Operating expenses:
   Product costs                                                                              1,980        1,415
   Research and development costs                                                               541          314
   Selling, general and administrative costs (non-cash of $371 and
     $2,219 for the three months ended March 31, 2004 and 2003, respectively)                 2,196        4,009
                                                                                          ---------    ---------
     Total operating expenses                                                                 4,717        5,738
                                                                                          ---------    ---------

       Loss from operations                                                                  (3,746)      (4,954)
Interest expense, net (non-cash of $255 and $1,373 for
   the three months ended March 31, 2004 and 2003, respectively)                               (297)      (1,516)
Other income, net (non-cash)                                                                      5          128
                                                                                          ---------    ---------
       Loss before income taxes                                                              (4,038)      (6,342)

Income taxes                                                                                      2            2
                                                                                          ---------    ---------
       Net loss                                                                              (4,040)      (6,344)

Less dividends on mandatorily redeemable Series A preferred stock                                --          (30)
                                                                                          ---------    ---------

Net loss attributable to common stockholders                                              $  (4,040)   $  (6,374)
                                                                                          =========    =========

Net loss per share attributable to common stockholders (basic and diluted)                $   (0.03)   $   (1.11)
                                                                                          =========    =========

Weighted average shares used to compute net loss per share attributable
   to common stockholders (basic and diluted)                                               136,679        5,755
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                 2004       2003
                                                                                -------    -------
Cash flows from operating activities:
Net loss                                                                        $(4,040)   $(6,344)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                    100        134
   Amortization of deferred compensation                                              1         --
   Non-cash interest expense attributable to:
     Amortization of debenture discounts and charge for beneficial conversion
     feature                                                                         44        840
     Amortization of deferred offering costs                                         13        184
     Liquidated damages due to delayed registration of stock underlying
     convertible debentures                                                         (80)       312
     Dividends on mandatorily redeemable Series A preferred stock                    30         --
   Non-cash loss (gain) on settlement of trade debt                                  --         55
   Fair market value of common stock warrants, options and bonuses granted          713      2,214
   Gain on repurchase of beneficial conversion feature                               --       (128)
   Warrant liability adjustment                                                      --         37
   Loss on sale of equipment                                                          3         --
   Changes in operating assets and liabilities:
     Accounts receivable                                                            (77)         8
     Inventory                                                                      (12)      (308)
     Prepaid expenses and other current assets                                     (147)      (130)
     Deferred offering costs and other assets                                       (50)        20
     Accounts payable and accrued expenses                                          334        314
     Other long-term liabilities                                                    (14)         1
                                                                                -------    -------
       Net cash used in operating activities                                     (3,182)    (2,791)
                                                                                -------    -------

Cash flows from investing activities:
   Purchase of equipment                                                           (247)       (16)
                                                                                -------    -------
       Net cash used in investing activities                                       (247)       (16)
                                                                                -------    -------

Cash flows from financing activities:
   Proceeds from sale of stock                                                        4      1,661
   Expenses related to sale of stock                                                 --        (50)
   Net proceeds from issuance of notes and debentures                                --      1,658
   Repayment of notes and debentures                                                 --       (318)
   Principal payments on capital lease obligations                                   (3)         3
                                                                                -------    -------
       Net cash provided by financing activities                                      1      2,954
                                                                                -------    -------

Net increase (decrease) in cash and cash equivalents                             (3,428)       147

Cash and cash equivalents at beginning of period                                  5,084        147
                                                                                -------    -------
Cash and cash equivalents at end of period                                      $ 1,656    $   294
                                                                                =======    =======

                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                 2004       2003
                                                                                -------    -------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                       $    23    $     3
   Cash paid for income taxes                                                         2          2

Supplemental disclosure of non-cash activities:
   Dividend on mandatorily redeemable Series A preferred stock                       --         30
   Common stock grants                                                               --        292
   Conversion of notes and debentures payable and accrued interest to common
   stock                                                                             66        635
   Beneficial conversion feature, net of write off upon conversion                   --        827
   Accrued interest converted to note payable                                        --         42

           See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

(1) THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation ("Calypte" or the "Company") develops, manufactures and markets in vitro diagnostic tests primarily for the detection of antibodies to the Human Immunodeficiency Virus ("HIV") and other sexually transmitted and infectious diseases. We have historically focused our business on urine-based screening and supplemental tests for use in laboratories. By integrating several proprietary technologies, we developed urine HIV antibody tests, the Calypte urine-based enzyme immunoassay ("EIA") HIV Type 1 ("HIV-1") screening test and the Cambridge Biotech urine-based HIV-1 western blot ("Urine Western Blot") supplemental test. We also manufacture and market the Cambridge Biotech serum-based western blot ("Serum Western Blot") supplemental test for detecting HIV-1 antibodies in serum. Our revenues are currently generated from sales of these three products, which we refer to collectively as our "ELISA tests." The ELISA tests are manufactured in formats that make them most suitable for high-volume laboratory settings.

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

Our business is also involved in developing new test products for the rapid detection of HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), and other infectious diseases. Rapid tests provide test results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in lesser developed countries which lack the medical infrastructure to support laboratory based testing. We are currently developing both serum- and urine-based HIV-1 and HIV-2 rapid tests and are evaluating an oral fluid version of these tests. We anticipate that our primary focus for the current and longer-term future will be the development, manufacture and sale of our rapid test products, both internationally and domestically.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the two year period ended December 31, 2003 included in its Form 10-KSB filed with the SEC on March 30, 2004.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

During the first quarter of 2004, Calypte incurred a net loss of $4 million and its accumulated deficit at March 31, 2004 was $132 million.

During March 2004, the Company amended a financing arrangement that currently provides a commitment for up to $15,000,000 in proceeds from the Company's issuance of 5% Promissory Notes having a term of one year that it may issue prior to May 31, 2004. (See Note 5.) This agreement provides that the commitment will be reduced dollar-for dollar for any equity financing that the Company might complete during the term of the agreement. The Company has not issued any notes under this agreement. Management believes that the funds available under this commitment plus its current cash balances will provide adequate funds to sustain operations at expected levels at least into the second quarter of 2005. To the extent that the Company issues one or more notes under this financing arrangement, however, it must repay that note at its maturity date in the second quarter of 2005. The Company must achieve profitability and sustainable cash

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

flows for its business model to succeed. If sufficient funds are not available from the Company's operations to repay the promissory note when due, however, the Company may need to arrange additional financing, attempt to extend or otherwise modify the promissory note or make other arrangements. There can be no assurance that additional financing would be available, or it if is available, that it would be on acceptable terms. The Company's future liquidity and capital requirements will depend on numerous factors, including successful completion of the development of its new rapid tests, acquisition and protection of intellectual property rights, costs of developing its new products, ability to transfer technology, set up manufacturing and obtain regulatory approvals of its new rapid tests, market acceptance of all its products, existence of competing products in its current and anticipated markets, actions by the FDA and other international regulatory bodies, and its ability to raise additional capital in a timely manner. The Company may seek to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the three month periods ended March 31:

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                            Three months ended
                                                                                March 31,
                                                                              2004      2003
                                                                            -------    -------

Net loss attributable to common stockholders, as reported                   $(4,040)   $(6,374)
Add: Stock-based compensation expense included in reported net loss, net
   of related tax effects                                                       225         84
Less: Stock-based compensation expense determined under fair value based
   method for all awards, net of related tax effects                         (1,086)      (104)
                                                                            -------    -------
Pro forma net loss attributable to common stockholders                      $(4,901)   $(6,394)
                                                                            =======    =======

Basic and diluted net loss per share attributable to common stockholders:
As reported                                                                 $ (0.03)   $ (1.11)
Pro forma                                                                   $ (0.04)   $ (1.11)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted net loss per share attributable to common stockholders is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 10,200,899 and 1,144,729 shares at March 31, 2004 and 2003, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was anti-dilutive.

The difference between net loss and net loss attributable to common stockholders for the period ended March 31, 2003 relates to accrued dividends on the Company's mandatorily redeemable Series A preferred stock. In the third quarter of 2003, the Company adopted Statement of Financial Accounting Standards
("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, many of which were previously classified as equity or on the "mezzanine." In conformity with SFAS No. 150, the Company has classified its mandatorily redeemable Series A preferred stock as a long term liability for all periods presented and has, effective with the adoption of SFAS No. 150, classified the dividend on the mandatorily redeemable Series A preferred stock as interest expense in its consolidated statement of operations.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in SFAS 133, for derivative instruments and hedging activities. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


have been effective prior to this date under SFAS 133. The Company's adoption of this statement has not had a material impact on its results of operations or financial condition.

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

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 on the first day of its 2004 fiscal year. The adoption of SAB 104 did not have an impact on the Company's financial condition or results of operations.

(3) INVENTORIES

Inventory as of March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                        2004        2003
                                                       ------      ------
Raw materials                                          $  515      $  708
Work-in-process                                         1,338         962
Finished goods                                            312         483
                                                       ------      ------

Total Inventory                                        $2,165      $2,153
                                                       ======      ======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


(4) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                        2004        2003
                                                       ------     ------
Trade accounts payable                                 $2,049     $2,189
Accrued royalty payments                                  551        582
Accrued salary, severance and vacation pay                498        125
Accrued interest (including non-cash penalties for
  delayed registration of $125 and $271 at March 31,      218        308
  2004 and December 31, 2003, respectively)
Other                                                     870      1,118
                                                       ------     ------

Total accounts payable and accrued expenses            $4,186     $4,322
                                                       ======     ======


(5) NOTES AND DEBENTURES PAYABLE

On January 14, 2004, when the market price of the Company's common stock was $0.60 per share, the Company obtained extensions of the maturity date of the following debentures until July 14, 2004:
o 10% Convertible Debenture dated January 14, 2003 issued to Mercator Focus Fund, LP
o 10% Convertible Debenture dated January 30, 2003 issued to Mercator Momentum Fund, LP
o 10% Convertible Debentures dated March 13, 2003 issued to Mercator Focus Fund, LP
o     12% Convertible Debenture dated April 29, 2003 issued to Mercator
      Momentum Fund, LP

In return for the extension of the maturity dates, the Company has agreed to pay an additional extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee is payable 1% in cash and 1% in shares of the Company's common stock. Additionally, the Company agreed to file a registration statement including the shares potentially applicable to the conversion of the outstanding debenture balances by no later than April 29, 2004. The shares issuable as a portion of the extension fee are to be included in the registration statement. The Company issued no new notes or debentures nor were there any repayments or conversions of any debentures during the first quarter of 2004. See Note 7, Subsequent Events, regarding the conversion of certain of the debentures after March 31, 2004 and a further extension of the period in which the Company must file a registration statement.

Amendment of 5% Note Purchase Agreement

On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr Technologies BV ("Marr") amended the agreement under which Marr was obligated to purchase up to $10,000,000 of 5% Promissory Notes which the Company may issue between February 28, 2004 and May 31, 2004 (the "Marr Credit Facility") to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As consideration for the amendment of the Marr Credit Facility, the Company issued to a party designated by Marr a warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. The warrant is immediately exercisable and expires two years from its date of issuance on March 18, 2006. The Company did not issue any notes under the Marr Credit Facility during the first quarter of 2004.

(6) STOCKHOLDERS' EQUITY (DEFICIT)

Extension of Registration Rights

On January 23, 2004, when the market price of the Company's common stock was $0.695 per share, the Company and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of the Company's common stock issued in

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, the Company agreed to include in its next registration statement an aggregate of 28,333,333 shares of its common stock purchased by Marr in PIPE transactions in the third quarter of 2003. See Note 7, Subsequent Events, regarding a further extension of the period in which the Company must file a registration statement.

Warrants, options and stock grants

During the first quarter of 2004, the Company issued stock grants for approximately 596,000 shares of its common stock, including grants from its 2003 Non-Qualified Stock Option Plan, as compensation under three consulting agreements. The Company recorded non-cash selling, general and administrative expense of $371,000 attributable to stock grants made in the first quarter of 2004, the amortized expense attributable to stock grants made in prior periods and the first quarter 2004 grant of below-market options granted to an employee, for which the expense was rcognized using the intrinsic value method.

(7) SUBSEQUENT EVENTS

Conversion of debt and extension of time to file a registration statement

On April 22, 2004, when the market price of the Company's common stock was $0.625 per share, Mercator Focus Fund converted the remaining $577,754 balance of its January 2003 10% convertible debenture plus related accrued interest and extension fees into 2,109,366 shares of restricted common stock. Also on April 22, 2004, Mercator Focus Fund converted the remaining $222,318 balance of its March 2003 10% convertible debenture plus related accrued interest and extension fees into 991,465 shares of restricted common stock.

On April 23, 2004, when the market price of the Company's common stock was $0.625 per share, Mercator Focus Fund, Mercator Momentum Fund and Marr each agreed to extend from April 29, 2004 until May 14, 2004 the period in which the Company is required to file a registration statement including shares of its common stock previously issued to them or, in the case of Mercator Momentum Fund, issuable to it upon conversion of outstanding debentures.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information we provide in this Form 10-QSB or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-QSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

      o     fluctuations in our operating results;
      o announcements of technological innovations or new products which we or our competitors make;
      o     FDA  and  international  regulatory  actions;
      o     developments  with respect to patents or proprietary rights;
      o changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally;
      o changes in domestic or international conditions beyond our control that may disrupt our or our customers' or distributors' ability to meet contractual obligations;
      o     changes in health care policy in the United States or abroad;
      o our ability to obtain additional financing as necessary to fund both our long- and short-term business plans;
      o     fluctuations  in market  demand  for and supply of our  products;
      o     public  concern  as to the  safety  and reliability of products that we or  others develop and public concern regarding HIV and AIDS;
      o     availability of  reimbursement  for use of our products from private health insurers, governmental health administration authorities and other third-party payors; and
      o price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Annual Report on Form 10-QSB is as of May 12, 2004, and Calypte undertakes no duty to update this information. Should events occur subsequent to May 12, 2004 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 32 of this Form 10-QSB.


OVERVIEW AND OUTLOOK

Since 1998, following FDA approval for both the current ELISA screening and supplemental tests, Calypte has been marketing and selling in the United States the only available FDA-approved urine-based HIV testing method. We have received regulatory approval to sell our ELISA tests in China, Malaysia, Indonesia, and in parts of Africa. Unfortunately, these laboratory-based tests have not received significant acceptance in those markets. We believe that there is a small established market for our current ELISA tests in the United States and a potential market in certain foreign countries with established medical diagnostic and treatment infrastructures, as well. We believe, however, that rapid tests are more suitable in many of the countries in which HIV/AIDS is epidemic, and particularly so in the "next wave" countries of Russia, China, Africa and India. Consequently, we are now actively working to commercialize our HIV rapid test products and to obtain requisite regulatory approvals to introduce these products in these countries, as well as in other international markets. There can be no assurance that we will achieve or sustain significant

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

We must achieve profitability and sustainable cash flows for our business model to succeed. To the extent that we have not yet achieved these objectives, we must continually evaluate both our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement certain critical components:

o We received an aggregate of $12.5 million in investment financing in two third-quarter 2003 transactions from Marr Technologies BV ("Marr") and the commitment from Marr to purchase up to $15,000,000 of our 5% Promissory Notes that we may issue prior to May 31, 2004 (the "Marr Credit
      Facility"). Marr now owns approximately 28% of our outstanding common stock and has previously identified itself in a public filing with the SEC as a "related party." We believe that our currently available cash and the funds available through the Marr Credit Facility should be adequate to sustain our operations at current levels at least into the second quarter of 2005. If, however, sufficient funds are not available from our operations to repay a promissory note issued under the amended Marr Credit Facility when due, we may need to arrange additional financing, attempt to extend or otherwise modify the promissory note or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

o The consolidation of our domestic manufacturing operations is progressing according to our schedule and, when completed, is expected to eliminate approximately $1 million of annual expense, including approximately $500,000 in annual occupancy costs, and create a more efficient and cost effective manufacturing structure.

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

Guidance
We have previously projected 2004 annual sales of our legacy business products, our current, primarily domestic, ELISA tests, to generate approximately $3.2 million to $4.0 million in aggregate revenues, spread generally evenly over the four quarters of the year. We continue to believe that projection is realistic. Revenue from sales of those products during the first quarter of 2004 was $971,000. Revenue for the second quarter of 2004 is expected to be comparable, or slightly higher as certain of our screening test customers may elect to purchase additional safety stock in recognition of the closure of our Alameda manufacturing facility, where we currently manufacture our screening test, as a part of our manufacturing consolidation. Sales of our urine ELISA test products will continue to be primarily to reference laboratories supporting the domestic life insurance industry and sales of our Serum Western Blot supplemental test will continue to be primarily to distributors, blood banks and similar testing institutions. Although we have received certain international approvals for our ELISA tests, we are not offering guidance on any international sales of these products as we have no firm purchase orders.

We have previously indicated that our primary focus for 2004 is completing the development and commercialization of certain rapid HIV tests. We are currently involved in international field trials of our developmental stage urine, blood and oral fluid rapid HIV tests in Thailand. The test development process is iterative and subject to unanticipated delays. Intellectual property considerations are critical, as our choices will affect our future ability to commercialize the test products. Based on our current estimates, these trials will continue during the second quarter of 2004. While there can be no assurance that we will complete the development process during this timeframe, we have, in parallel, initiated certain manufacturing agreeemnts in Thailand and China. Should additional improvements or modifications be required for only one of the developmental stage rapid HIV tests, we may elect to proceed with the commercialization of one or both of the other rapid HIV tests. Commercialization entails many steps and variables not under our control. We expect that different

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

regulations and customs in each foreign country will further complicate the commercialization process. As a result, we are unable to predict with any certainty a timetable for the various steps and milestones required for the successful commercialization of our developmental stage products. Nevertheless, we believe that the primary milestones necessary to achieve commercialization of our rapid HIV tests include the following:

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

Based on our current understanding of the intellectual property landscape and the various regulatory processses, we do not expect to generate significant revenues, if any, from the sale of any rapid HIV test products during 2004. We intend to commence the regulatory approval process in China late in the second quarter of 2004 and anticipate that it will take at least six months to complete. Depending on the manufacturing site chosen to manufacture products for importation into Russia, we may be able to commence a regulatory process of six to 12 months there in the third quarter of 2004. We have recently entered into an agreement with a manufacturer in Thailand which we expect will enable us to supply rapid tests in Russia, Southeast Asia and certain parts of Africa, subject to regulatory approval. Products might be ready for market in Africa late in 2004 or early in 2005. While we cannot estimate the regulatory approval process in various other international markets, we are encouraged by the interest we have received in our proposed rapid HIV tests.

We believe that the key to our penetration of the Chinese market will hinge on the success of the Beijing Calypte Joint Venture with our rapid HIV test products in China. Early indications, based on meetings with high-level Chinese authorities in which both we and representatives of our joint venture partner participated, lead us to expect that there is great potential for significant revenues from the sale of rapid HIV tests in China. As a result, based on a memorandum of understanding with Beijing Tiantan Biological Products Co., Inc. ("BTBP"), construction is underway on a Chinese manufacturing facility. BTBP manufactures multiple vaccines for both viral and bacterial infections and has experience in operating life-science quality manufacturing facilities and obtaining regulatory approvals for its products. Its parent company is the National Vaccine & Serum Institute of the People's Republic of China which currently owns over 66% of BTBP. We have also had similar indications of interest in our proposed rapid HIV tests in meetings with various Russian officials. After receiving regulatory approval, we visited local hospitals and voluntary testing centers in Africa during the third quarter of 2003 to determine how best to proceed with sales of our current urine ELISA tests there. As a result of these visits, we have determined that most of these installations, due to their limited infrastructure, can best utilize our rapid HIV tests. Even though many centers indicated a preference for urine testing, there is negligible demand for our current ELISA tests. The clinics and testing centers indicated that they preferred to wait for the rapid HIV tests.

Our operating cash burn rate for the quarter ended March 31, 2004 and for the year ended December 31, 2003 averaged approximately $1.1 million per month. The $15 million commitment available under the Marr Credit Facility should, if our Board of Directors unanimously approves the issuance of a promissory note under the Marr Credit Facility before it expires on May 31, 2004 and in the absence of any unanticipated material costs and expenses that are not factored into our cash flow projections, support the current average burn rate for over 13 months, at least into the second quarter of 2005, which is expected to enable us to pursue the commercialization of our rapid HIV test products currently in development. Alternatively, we may seek to raise additional capital; however, we may not be able to obtain additional financing on acceptable terms, or at all.

Our cash flow requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of our research and development of our rapid HIV test products, the scope and timing of strategic alliances, the costs and timing of the expansion of our manufacturing capacity, the results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and costs of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and other necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of the commercial launch of our new rapid HIV test products, market acceptance of our new rapid HIV tests, competing technological and market developments, the ability to raise additional capital in a timely manner, costs and charges that may potentially occur as a result of the informal inquiry by the SEC and other factors. Additionally, if, and as, we issue a Promissory Note under the Marr Credit Facility, the Note would become due on or before May 31, 2005, further increasing our capital requirements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

      recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


RESULTS OF OPERATIONS

The following represents selected financial data (in thousands):

                                                             Three months Ended
                                                                  March 31,
                                                            -------------------
                                                              2004       2003
                                                            -------     -------

Total revenue                                               $   971     $   784
Product costs                                                 1,980       1,415
                                                            -------     -------
  Gross Margin                                               (1,009)       (631)

Operating expenses:
  Research and development                                      541         314
  Selling, general and administrative                         2,196       4,009
                                                            -------     -------
   Total operating expenses                                   2,737       4,323
                                                            -------     -------
  Loss from operations                                       (3,746)     (4,954)

Interest expense, net (primarily non-cash for both
  periods)                                                     (297)     (1,516)
Other income (non-cash)                                           5         128
                                                            -------     -------
  Loss before income taxes                                 $ (4,038)   $ (6,342)
                                                            =======     =======

CUSTOMER TRENDS

ELISA Test Sales Sales of our EIA Screening Test accounted for 66% and 63% of our total sales for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. Sales of our Urine Western Blot supplemental test accounted for approximately 3% of first quarter 2004 revenue and approximately 4% of calendar year 2003 revenue. Except for perhaps a short time during our upcoming manufacturing consolidation into our Rockville facility, we do not expect significant changes in the level of sales or the purchasers of our current urine EIA screening test in the near future. We are, however, exploring opportunities for our EIA test in "next wave" countries such as China and Russia. We expect that our rapid urine HIV tests, once completely developed and commercialized, will comprise an increasing proportion of our future sales, as we expand our distribution of these products internationally.

      Domestic Sales Sales of our EIA Screening Test to domestic life insurance reference laboratories accounted for 96% and 89% of screening test revenue for the first quarter 2004 and the year 2003, respectively. These reference laboratory sales were distributed among three laboratories during the first quarter 2004 and four laboratories during calendar 2003. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 13% to 66% during the first three months of 2004 and from 2% to 63% during 2003, with LabOne being the largest in both periods. In October 2003, LabOne acquired the smallest of the above mentioned reference laboratories, bringing the number of laboratories to which we sell to three. We do not expect this acquisition to have a material effect on our aggregate sales to reference laboratories. We sell our product to the reference laboratories who service over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one laboratory to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference laboratories must use our testing products to satisfy the demand of insurance companies desiring urine testing. Based on our recent multi-year agreement with LabOne, we do not expect to lose LabOne, or any of the other current reference laboratories, as a customer. However, should such a loss occur, the insurance companies using urine-based testing in their policy underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. We could, however, potentially lose a significant amount of business because

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


      insurance companies that rely on this large laboratory could switch to another form of testing, either blood or oral fluid, and remain with LabOne. Further, any disruption in the supply of this sole-source product would force our customers to find alternative testing solutions - either blood or oral fluid. In such a situation, it is unlikely that we could subsequently regain a material amount of this business. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in either period. During the third quarter of 2003 we eliminated the sales force that had focused on this diverse and disaggregated market. Sales of our Urine Western Blot test are generally made to the same customers who purchase the EIA Screening Test.

      International Sales International sales of our EIA Screening Test are not currently a material component of our revenue. Although we have obtained approval of our EIA Screening Test in several international markets and we believe that such approvals validate the use of urine as a testing medium, we see little interest in our current format screening test in most international markets and project minimal revenues from their sale internationally in 2004. The distribution agreement with our Chinese distributor has been assumed by the Beijing Calypte Joint Venture, but as the distributor is unlikely to achieve the minimum purchase requirements, the agreement is not expected to be renewed. We are in the process of expanding our Chinese ELISA test approval, which may open new markets within the government sector in China. We have no firm commitments at this time, however. We are also seeking approval for our ELISA tests in Russia.

      While we believe there is interest in our rapid HIV tests currently under development, the timing of revenues from our rapid HIV tests will be contingent upon completing our field evaluations and clinical trials, acquiring intellectual property rights, establishing manufacturing operations and obtaining the necessary regulatory approvals, as more fully discussed in the comments on Guidance earlier in this Item 2. Once we complete the development activities for our rapid HIV tests, our primary focus will be on developing manufacturing relationships and developing or expanding distribution relationships.

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

Serum Western Blot Sales Sales of our Serum Western Blot supplemental test accounted for 33% and 32% of our revenues for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. While at this time our manufacturing consolidation with respect to the urine EIA product does not impact the Serum Western Blot product, there can be no assurance that the final results will not impact the financial viability of this product and our ability to maintain it on a long-term basis. Additionally, in mid-April 2004, our primary domestic distributor for the serum Western Blot was acquired by another entity and informed us that it would no longer serve as a distributor of our product. We have not appointed a successor distributor and while several of the former distributor's customers are now purchasing the serum Western Blot directly from us, we do not know how many of these customers will continue using

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

our test. Furthermore, while the Western Blot is key in the FDA-regulated testing algorithm today, it is unclear if, or when, rapid testing may substantially replace ELISA-based testing. If that trend occurs, the need for Western Blot supplemental tests may also be significantly reduced or eliminated.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003

Revenues for the first quarter of 2004 increased 24% or $187,000, to $971,000, compared with $784,000 for the first quarter of 2003. Sales of the screening tests to insurance company reference labs increased by $203,000 or nearly 50%. Much of this increase is attributable to purchases made by our largest customer. Domestic test sales through the direct diagnostic channel, as well as international test sales, were insignificant during the first quarter in both 2004 and 2003. Revenue from the sale of our supplemental tests decreased $22,000 or 45% during the first quarter of 2004 compared with the first quarter of 2003.

Of customers accounting individually for more than 10% of our revenues, two customers accounted for an aggregate of 57% and 49% of our first quarter revenue in 2004 and 2003, respectively.

Gross margin decreased to a loss of $1,009,000 (-104% of first quarter sales in 2004) from a loss of $631,000 (-81% of first quarter sales in 2003). As an FDA-regulated manufacturing entity with two geographically diverse locations, we incur a significant level of relatively fixed costs, including personnel-related costs, to operate and maintain both manufacturing facilities in compliance with Good Manufacturing Practices. When we incur those costs without sufficient revenues from the sale of our products to offset them, we report negative margins. Our Maryland facility ceased its primary production activities during the first quarter 2004 while it was being modified to produce the EIA screening test kits currently manufactured in California. We have continued to incur the relatively fixed costs described above during this modification, which has negatively affected our gross margin. The modifications to the Maryland facility are expected to be substantially completed during the second quarter of 2004.

Included in cost of sales, a component of gross margin, is royalty expense, which we pay on the sale of all of our products. Royalty expense was approximately $172,000 and $101,000 in the first quarter of 2004 and 2003, respectively. Our effective royalty rate varies based on our product mix, with the rate being higher on our EIA screening tests than on our urine or serum supplemental tests. Additionally, certain of our license agreements contain minimum royalty provisions which, in 2004 and 2003, exceed amounts due based on the contractual percentage rates. In both 2004 and 2003, one licensor accepted shares of our common stock in satisfaction of discounted amounts due for one or more years in excess of the percentage royalty rate. The value of the common stock issued in both periods was recorded as royalty expense.

R&D costs increased $227,000 or 72% to $541,000 for the first quarter of 2004 from $314,000 for the first quarter of 2003. Approximately half of the increase is the result of additional compensation and benefits expense for new personnel involved in our rapid test development. The remaining increase is due to expense associated with the acquisition of specimens and product prototypes in preparation for clinical trials to pursue our rapid test initiative.

Selling, general and administrative costs decreased to $2,196,000 during the first quarter of 2004 from $4,009,000 during the first quarter of 2003, a decrease of $1,813,000 or 45%. Sales and marketing expenses were essentially unchanged with a decrease in compensation and benefits expenses due to the elimination of our direct sales and marketing force in the second and third quarters of 2003 offsetting an increase in marketing consulting expenses. General and administrative expenses decreased by approximately $1,784,000 or 49%. The primary components of the decrease include the following:

o a decrease of approximately $2,485,000 in primarily non-cash expense recorded in connection with the issuance of warrants and options to consultants and third party firms for various investor relations and other projects, offset by
o expense of approximately $575,000, of which $225,000 is non-cash, in costs incurred as a result of a Separation Agreement between the Company and a former executive;
o an increase in legal and audit fees incurred in connection with an informal SEC inquiry;

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

o an accrual for severance-related costs attributable to the announced shutdown of our Alameda, California facility in mid-2004.

The loss from operations for the first three months of 2004, at $3,746,000, reflects a 24% decrease compared with the $4,954,000 loss reported for the first three months of 2003.

Net interest expense for the first quarter of 2004 decreased to $297,000 compared with $1,516,000 in the first quarter of 2003, a decrease of $1,219,000. The decrease is primarily the result of the conversion of a significant portion of the Company's convertible debt during the third quarter of 2003 and the accounting treatment applicable to the related discounts and deferred offering costs.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

In February 2002, the Company entered into an agreement to issue up to $850,000 face value of 12% secured convertible debentures. The Company issued one debenture in the face amount of $425,000 concurrent with signing the agreement and a second debenture in the face amount of $100,000 in May 2002. The Company also issued warrants to purchase up to 459,500 shares of its common stock in conjunction with the convertible debenture agreement. During the second quarter of 2002, the investor converted principal of approximately $60,000 plus accrued interest attributable to the February debenture into 148,747 shares of restricted common stock. During the first quarter of 2003, the investor converted the remaining $465,000 of outstanding principal plus accrued interest and liquidated damages resulting from delay in registration into 870,695 shares of registered common stock. In September 2003, the investor exercised warrants to purchase 456,667 shares of the Company's common stock and the Company's received proceeds of approximately $37,000. The Company's registration statement on Form S-2/A (No. 6) registering 1,010,000 shares of common stock for resale by the investor pursuant to conversion of the $525,000 face value of debentures issued became effective on February 14, 2003. The proceeds from the issuance of the debentures and from the exercise of the warrants were used to finance operations.

Subsequently, beginning in May 2002, the Company negotiated several new financings from which, through April 30, 2004, it has raised approximately $21.0 million in gross proceeds. The following table summarizes these financings by major category and the subsequent table provides the details of these financings.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              SUMMARY OF FINANCINGS - MAY 1, 2002 TO APRIL 30, 2004

                                                          TOTAL
                                    GROSS       NET      SHARES  RESTRICTED
      FINANCING SOURCE           PROCEEDS  PROCEEDS  ISSUED (1)  SHARES (2)
      ----------------           --------  --------  ----------  ----------
      8% Convertible Notes          3,232     2,594    46,084.3    1,954.0
      Other Restart Financings        750       730     2,720.3         --
      Mercator 12% and 10%          4,550     3,650    37,243.9   13,381.0
         Debentures
      Marr Private Placements      12,500    11,900    28,333.3   28,333.3
                                 --------  --------  ----------  ----------
                                  $21,032   $18,874   114,381.8   43,668.3

----------

      (1) At April 30, 2004, the holders have converted all but approximately $158,000 of principal of the convertible notes and debentures issued since May 2002. Based on current market prices, the Company estimates that it would be required to issue approximately 0.6 million additional shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders of an aggregate of $60,000 principal of the Company's outstanding 12% convertible debentures claim a transaction date, which is disputed by the Company. These debentures have not yet been converted by the Company pending resolution of the transaction date dispute, which may determine the number of shares of the Company's stock to which the holder is entitled upon conversion.

      (2) Based upon ownership information supplied by the Company's transfer agent as of April 23, 2004. Certain of these shares may be eligible for resale under Rule 144 now or at various times in the future. As of April 23, 2004, approximately 33% of the Company's outstanding shares, or approximately 46.3 million shares, were restricted. In addition to the amounts summarized here, certain vendors, consultants and other parties who have agreed to accept our common stock in lieu of cash hold an additional 2.6 million restricted shares.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              DETAIL OF FINANCINGS - MAY 1, 2002 TO APRIL 30, 2004

                                                                                             Calypte            Shares
Financing Type and                  Conversion      Gross          Net       Transaction     Closing          Issued/ $
Investor (1)                          Feature      Proceeds     Proceeds         Date         Price        Redeemed (2)(3)
------------------                 -------------  ---------     --------     -----------    ---------      ----------------

8% Convertible Notes
--------------------
Alpha Capital Aktiengesellshaft        Lesser of      $500                      5/24/02        $ 3.60         7,260.7/ $500
Stonestreet Limited Partnership     (i) $3.00 or      $500                      5/24/02        $ 3.60         7,075.7/ $500
Filter International Ltd.            (ii) 70% of      $150                      5/24/02        $ 3.60         2,452.4/ $150
Camden International Ltd.            the average      $350                      5/24/02        $ 3.60         5,279.1/ $350
Domino International Ltd.               of the 3      $150                      5/24/02        $ 3.60         1,767.4/ $150
Thunderbird Global Corporation     lowest trades      $ 75                      5/24/02        $ 3.60          1,083.1/ $75
BNC Bach International Ltd.          for 30 days      $200                      5/24/02        $ 3.60         2,463.8/ $200
Excalibur Limited Partnership          preceding      $200                      5/24/02        $ 3.60         1,678.9/ $200
Standard Resources Ltd.               conversion      $100                      5/24/02        $ 3.60         1,542.5/ $100
SDS Capital International Ltd.                        $300                      7/10/02       $ 10.20         4,189.8/ $300
Camden International Ltd.                             $100                      7/10/02       $ 10.20         1,707.9/ $100
Excalibur Limited Partnership                         $250                      7/24/02        $ 6.60         4,238.3/ $250
Stonestreet Limited Partnership                       $250                      8/21/02        $ 3.90         4,042.2/ $250
Alpha Capital Aktiengesellshaft                       $107                       5/9/03        $ 0.63         1,302.5/ $107
                                                      ----                                                 ----------------

   Total 8% Convertible Notes                       $3,232        $2,594                                   46,084.3/ $3,232
                                                  ========      ========                                   ================

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                             Calypte            Shares
Financing Type and                  Conversion      Gross          Net       Transaction     Closing          Issued/ $
Investor (1)                          Feature      Proceeds     Proceeds         Date         Price        Redeemed (2)(3)
------------------                 -------------  ---------     --------     -----------    ---------      ----------------
Jason Arasheben                       70% of the     $ 100          $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                    lower of the
                                         average
                                     closing bid
                                        or trade
                                       price for
                                      the 5 days
                                       preceding
                                     conversion,
                                    but not less
                                      than $3.00

PIPE at $1.50 per share
-----------------------
Careen Ltd.                            $1.50 per     $ 200         $ 200        8/28/02        $ 4.80          225.0/ N/A
Caledonia Corporate Group                  Share     $ 200         $ 200        8/28/02        $ 4.80          225.0/ N/A
                                                     -----         -----                                   ----------------
    Limited

    Total Other Restart
      Financings                                     $ 750         $ 730                                      2,720.3/ $350
                                                     =====         =====                                   ================

Mercator 12% and 10% Debentures

12% Convertible Debentures
--------------------------
Mercator Momentum Fund, L.P.          85% of the     $ 550      $345 (6)        9/12/02         $3.00           4,866.1(4)/
($2,000 total commitment)             average of                                                                       $550
                                    the 3 lowest
Mercator assigned its rights to:         trading
   Alpha Capital AG                   prices for       250           250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital              the 20       250           250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                   trading days
   Goldplate Investment Partners       preceding       250           250        7/24/03        $0.115        2,673.8/ $ 250
   Marr Technologies, B.V. (11)       conversion       570           570         9/1/03        $0.820         5,181.8/ $570
                                             (8)     -----         -----
                                                    1,870         1,665
   Dr. Khalid Ahmed                                     50            50        10/2/03        $1.310            84.6/ $ 50
   Roger Suyama                                         20            20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                    20            20        10/2/03 (12)   $1.310                     -
   Southwest Resource                                                 40        10/2/03 (12)   $1.310
     Preservation Inc.                                  40        $1,795                                                  -
                                                     -----         -----                                   ----------------
                                                    $2,000                                                 18,199.5/ $1,940
                                                     -----         -----                                   ----------------

Mercator Momentum Fund, L.P.          80% of the      $300          $260       10/22/02         $3.90         0/ $300 (7)
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                             Calypte            Shares
Financing Type and                  Conversion      Gross          Net       Transaction     Closing          Issued/ $
Investor (1)                          Feature      Proceeds     Proceeds         Date         Price        Redeemed (2)(3)
------------------                 -------------  ---------     --------     -----------    ---------      ----------------

Mercator Momentum Fund L.P.  (10)     70% of the      $300          $245        4/29/03        $0.825       3,455.5/ $294
                                      average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $1.20

Mercator warrant                       $3.00 per        $0            $0       10/22/02         $3.90                   0
                                           share
10% Convertible Debentures
--------------------------
Mercator Focus Fund, L.P. (10)        80% of the    $1,000          $510        1/14/03         $1.92     7,941.1/ $1,000
                                      average of                     (6)
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

Mercator   Momentum  Fund,   L.P.     80% of the      $450          $440        1/30/03         $1.86       2,592.6/ $358
(10)                                  average of
                                    the 3 lowest
                                         trading
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $3.00
Mercator Focus Fund, L.P. (10)                        $400                      3/13/03         $1.47       3,428.9/ $400
Mercator Momentum Fund III, L.P.      65% of the       100                                                  1,626.3/ $100
                                      average of     -----         -----                                   ----------------
                                    the 3 lowest      $500          $400                                    5,055.2/ $500
                                         trading     -----         -----                                   ----------------
                                      prices for
                                          the 20
                                    trading days
                                       preceding
                                     conversion,
                                    but not more
                                      than $2.10

   Total Mercator Debentures                        $4,550        $3,650                                   37,243.9/ $4,392
                                                    ======        ======                                   ================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                             Calypte            Shares
Financing Type and                  Conversion      Gross          Net       Transaction     Closing          Issued/ $
Investor (1)                          Feature      Proceeds     Proceeds         Date         Price        Redeemed (2)(3)
------------------                 -------------  ---------     --------     -----------    ---------      ----------------


Marr Private Placements
-----------------------

PIPE at $0.30 per share
Marr Technologies B.V. (9)(11)        $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                          share

PIPE at $0.50 per share
Marr Technologies B.V. (9)(11)        $0.50 per      $10,000     $9,600        9/1/03          $0.820            20,000.0
                                                     -------     ------                                          --------
                                          share
 Total Marr Private Placements                       $12,500    $11,900                                          28,333.3
                                                     =======    =======                                          ========


---------------------

      (1) The 8% Convertible Notes, the Other Restart Financings, the Mercator 12% and 10% Debentures and warrants and the Marr Technologies B.V. PIPE's were issued under exemptions provided by Regulation S. With the exception of Marr Technologies B.V., which is an affiliate of the Company based on its August and September 2003 investments, none of the entities listed above is or has been an affiliate of the Company. Other than Marr Technologies B.V., all of the listed investors were subject to ownership limitations restricting their ownership of the Company's stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

      (2) At April 30, 2004, the holders have converted all but approximately $158,000 of principal of the convertible notes and debentures issued since February 2002. Based on current market prices, the Company estimates that it would be required to issue approximately 0.6 additional shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. See also Note 12.

      (3) On July 18, 2003, the registration statement for 52,500,000 shares underlying the 8% Convertible Notes, the Other Restart Financings and $1,300,000 of the Mercator 12% and 10% Convertible Debentures became effective. As a result of a decline in the market price of the Company's stock subsequent to the effective date of the July 2003 registration statement, the number of shares registered was insufficient to permit the complete conversion of the notes and debentures into registered shares. The shares underlying certain of the convertible securities have become eligible for resale under Rule 144, and certain investors have availed themselves of that eligibility to convert restricted shares issued pursuant to conversions into free-trading shares. As of April 30, 2004, approximately 33% of the Company's outstanding common stock, or approximately 46.3 million shares, are unregistered. Of this amount, Marr Technologies holds 33.5 million restricted shares issued pursuant to their two PIPE transactions and the conversion of their investment in $570,000 principal value of 12% convertible debentures. Other investors in our convertible notes and debentures hold approximately 10.1 million restricted shares issued pursuant to their conversions. The Company has agreed to register the shares of common stock on a cost-free basis to the holders of said shares of common stock and plans to file a Registration Statement on Form SB-2 including them during the second quarter of 2004.

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

      (6) Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. The Company registered shares underlying $1,300,000 of the total $2,000,000 commitment in July 2003 and plans to register the shares underlying the final $700,000 of this commitment during the second quarter of 2004.

      (7) In conjunction with the issuance of the $1 million 10% convertible debenture to Mercator Focus Fund, L.P., the Company used the proceeds to repay the $0.3 million outstanding principal balance of the 12% convertible debenture previously issued to Mercator Momentum Fund, L.P. plus accrued interest. The balance of costs incurred represents transactional and legal fees.

      (8) On March 31, 2003, when the market price of Calypte Common Stock was $0.885, the Company amended the conversion price to eliminate a conversion price floor of $1.50 per share in return for an extension of time in which to register the shares of common stock underlying the various Mercator financings.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

      (9) The Securities Purchase Agreements for both transactions between the Company and Marr Technologies B.V. require that the Company provide cost-free registration rights to Marr; however, Marr is subject to a one-year lock-up provision following the transaction date with respect to the shares purchased.

      (10) On January 14, 2004, when the market price of Calypte common stock was $0.60, the Company extended the maturity date of the following debentures until July 14, 2004: o 10% Convertible Debenture dated January 14, 2003 issued to Mercator Focus Fund, LP o 10% Convertible Debenture dated January 30, 2003 issued to Mercator Momentum Fund, LP o 10% Convertible Debentures dated March 13, 2003 issued to Mercator Focus Fund, and o 12% Convertible Debenture dated April 29, 2003 issued to Mercator Momentum Fund, LP.

      In return for the extension of the maturity dates, the Company has agreed to pay an additional extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee is payable 1% in cash and 1% in shares of the Company's common stock. Additionally, the Company agreed to file a registration statement including the shares potentially applicable to the conversion of the outstanding debenture balances by no later than April 29, 2004. The shares issuable as a portion of the extension fee are to be included in the Registration Statement on Form SB-2 that the Company plans to file in the second quarter of 2004. On April 23, 2004, when the market price of the Common Stock was $0.625, the Company and the various Mercator Funds agreed to extend until May 14, 2004 the period for filing the registration statement including the shares issued or potentially issuable upon conversion.

      (11) On January 23, 2004, when the market price of Calypte common stock was $0.695, the Company and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of the Company's common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, the Company agreed to include in its next registration statement an aggregate of 28,333,333 shares of its common stock purchased by Marr in PIPE transactions in the third quarter of 2003. On April 23 2004, when the market price of the Common Stock was $0.625, the Company and MTBV agreed to extend until May 14, 2004 the period for filing the registration statement including the shares issued to MTBV upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions.

      (12) The holder claims an earlier transaction date, which is disputed by the Company. This debenture has not yet been converted by the Company pending resolution of the transaction date dispute, which may determine the number of shares of the Company's stock to which the holder is entitled upon conversion.


On November 13, 2003, when the market price of the Company's common stock was $0.88 per share, the Company and Marr, its largest stockholder, entered into an agreement in which Marr agreed to provide the Company up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes issuable to Marr on an as-needed basis by the Company (the "Notes"). Each Note will bear interest at the rate of 5% per annum and will have a 12-month term. The Marr Credit Facility is available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility will be proportionally reduced by the amount of any equity financing obtained by the Company during the term of the Marr Credit Facility. Marr has participation rights in any such equity financing on the same terms as the other investors. The Marr Credit Facility provides for earlier termination as of March 31, 2004, if the Company fails to have its common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As of March 31, 2004, no Notes have been issued under the Marr Credit Facility. As consideration for the Marr Credit Facility, the Company issued to Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant is immediately exercisable and expires two years after issuance on November 12, 2005.

On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr amended the Marr Credit Facility to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As additional consideration for the amendment of the Marr Credit Facility, the Company issued to Marr an additional warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. This warrant is immediately exercisable and expires two years from its date of issuance on March 18, 2006. The Company has provided piggyback registration rights and plans to

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

include the shares underlying these two warrants in the Registration Statement on Form SB-2 that it plans to file in the second quarter of 2004. As of May 12, 2004, the Company has not issued any promissory notes under the Marr Credit Facility.

Warrants, Options and Stock Grants

Since January 2002, the Company has entered into various contracts and agreements with consultants who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. The Company has obtained various services under these arrangements, including legal, financial, business advisory, and other services including business introductions and arrangements with respect to potential domestic and international product placement and the development of potentially synergistic relationships with appropriate public service or other governmental and non-governmental organizations. The Company has generally issued the warrants at a discount to the then-current market price and has registered the shares underlying the warrants, options and stock grants on Form S-8 Registration Statements for resale by the consultants. The Company has, since January 2002, issued approximately 10.1 million shares of its common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 8.0 million shares were issued during 2003. Additionally, since July 2003, the Company has issued approximately 10.0 million shares of its common stock to consultants for services under its 2003 Non-Qualified Stock Option Plan, virtually all of which shares were issued in 2003.

On August 20, 2003, when the price of the Company's stock was $0.18 per share, the Company issued consulting contracts to two consultants pursuant to which it issued warrants for 100,000 shares each, exercisable at $0.18 per share. The warrants were non-cancelable and fully-vested at the date of issuance. At April 30, 2004, the consultants had exercised none of the warrants.

In February 2004, when the price of the Company's stock was $0.67 per share, the Company issued 500,000 shares of its common stock to a consultant who had agreed to accept shares of stock as a portion of its compensation under a consulting agreement. The Company issued approximately 67,000 additional shares of its common stock during the first quarter of 2004 to another consultant under the terms of a long-term consulting agreement.

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

Summary of Financing Activities

To successfully implement our business plan, we must obtain sustainable cash flow and profitability. We believe that our currently available cash balances and the funds which will be available from the $15,000,000 commitment under the Marr Credit Facility, as amended, if necessary and if our Board of Directors unanimously approves issuance of a promissory note under the Marr Credit Facility before it expires on May 31, 2004, will be adequate to sustain our operations at current levels at least into the second quarter of 2005. Alternatively, we may seek to raise additional capital; however, we may not be able to obtain additional financing on acceptable terms, or at all. If we elect to issue notes under the Marr Credit Facility and if sufficient funds are not available from our operations to repay a promissory note issued under the Marr Credit Facility when due, we may need to arrange additional financing, attempt to extend or otherwise modify the promissory note or make other arrangements. There can be no assurance that additional financing would be available, or it if is available, that it would be on acceptable terms. Our future liquidity and capital requirements will depend on numerous factors, including successful completion of the development of our new rapid tests, acquisition and protection of intellectual property rights, costs of developing our new products, ability to transfer technology, set up manufacturing and obtain regulatory approvals of our new rapid tests, market acceptance of all our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital in a timely manner.

Our longer-term liquidity and capital requirements are dependent on factors similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2004. Consequently, we cannot predict the adequacy of our capital resources on a long-term basis. There can be no assurance that we will achieve

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

or sustain profitability or positive cash flows in the future. In addition, there can be no assurance that subsequent additional financings, if and as necessary,  would  be  available  to us on a  timely  basis,  or  that  if it is available, that it would be on acceptable terms, if at all. The terms of additional financing could involve a change of control and/or require stockholder approval, or could require us to obtain waivers of certain covenants that are contained in existing agreements. We would or might be required to consider strategic opportunities, such as merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when and if required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Registration Statement on Form SB-2

We were contacted by the San Francisco District Office of the SEC on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the SEC regarding the Company. The staff has requested, among other things, documents related to certain press releases issued by the Company. While the SEC has advised us that the inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, we informed our former independent auditors, KPMG LLP ("KPMG"), and they informed us that they could not complete their quarterly review of our interim financial statements contained in our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 or audit our financial statements for our fiscal year ended December 31, 2003 until such time as our Audit Committee had completed its investigation related to the Commission's informal inquiry letter, the same was reviewed by KPMG, and KPMG was satisfied that, in its opinion, an adequate investigation was conducted and appropriate conclusions were reached and actions taken.

The interim financial statements contained in a Form 10-QSB are required to be reviewed under Statement of Auditing Standards No. 100 ("SAS 100") by an independent public accountant pursuant to Item 310(b) of the Commission's Regulation S-B. We filed our Form 10-QSB for the quarterly period ended September 30, 2003 on November 14, 2003 without KPMG having completed its SAS 100 review. On December 23, 2003, the Company dismissed KPMG as independent auditors for the Company, effective immediately. The decision to dismiss KPMG was recommended by the Audit Committee of the Board of Directors. As of the date of KPMG's dismissal, KPMG had advised us that, in KPMG's opinion, the conditions necessary for KPMG to complete its review had not yet been satisfied. At the time of KPMG's dismissal, the Audit Committee had completed its investigation, had reported the results of its investigation and associated recommendations to the Board of Directors, and the Board of Directors had approved such recommendations. In addition, at such time, counsel for the Audit Committee had advised us that it had commenced to provide information to KPMG concerning the investigation conducted, the conclusions reached and the actions taken by the Company.

On December 24, 2003, upon approval of the Audit Committee of the Board of Directors, the Company engaged Odenberg Ullakko Muranishi & Co. LLP ("OUM") to audit the consolidated financial statements of the Company for the two years ended December 31, 2003 and 2002 and to review the interim financial statements of the Company contained in its amended Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003. OUM completed its SAS 100 review associated with the Form 10-QSB/A (No. 1) that we filed on January 29, 2004.

Although we have filed an amended I0-QSB on which OUM has completed an SAS 100 review, the staff of the SEC has taken the position that our initial Form 10-QSB was deficient because the required review was not completed on a timely basis. That means that we are viewed as not being current in our filings under the Securities Exchange Act of 1934. Accordingly, having been determined to be deficient in our periodic filings, we are, therefore, ineligible to use Forms S-2 or S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months following January 29, 2004. We are currently eligible to use Forms S-I or SB-2 to satisfy our obligations under the registration rights agreements we have entered into with respect to various financing arrangements. We currently plan to file a registration statement on Form SB-2 during the second quarter of 2004. Under the terms of certain agreements with Mercator Momentum Fund, Mercator Focus Fund and Mart Technologies BV, we are obligated to file a registration statement including the shares of common stock underlying their investments by no later than May 14, 2004. If we are unable to obtain an extension beyond that date in which to file a registration statement, we will be in default under the terms of the convertible debentures and that will extend the period in which we will be required to utilize a Form S-I or SB-2 registration statement from January 29, 2005 until a period of 12 months following the date on which the registration statement for the underlying shares of common stock is ultimately filed.

Operating Activities

During the quarters ended March 31, 2004 and 2003, the Company used cash of $3.2 million and $2.8 million, respectively, in its operations. In both periods, the cash used in operations was primarily for manufacturing, promoting and marketing the Company's complete urine-based HIV-1 testing method, and for research, selling, and general and administrative expenses of the Company.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in SFAS 133, for derivative instruments and hedging activities. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS 133. The Company's adoption of this statement has not had a material impact on its results of operations or financial condition.

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

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 on the first day of its 2004 fiscal year. The adoption of SAB 104 did not have an impact on the Company's financial condition or results of operations.

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

     RISKS RELATED TO AN INFORMAL SECURITIES AND EXCHANGE COMMISSION INQUIRY


If the SEC Has Not Completed Its Informal Inquiry, We May Be Subject to an Investigation and the Impact Thereof.

We were contacted by the San Francisco District Office of the SEC on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the SEC regarding the Company. The staff has requested, among other things, documents related to certain press releases issued by the Company. The SEC has advised us that the inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurredand we have voluntarily supplied the SEC with all documents requested. Our Audit Committee retained independent counsel to investigate the matter addressed in the SEC's informal inquiry, and the Committee's counsel determined that there was no evidence of management malfeasance, however, there is no assurance that the SEC will not continue to pursue the inquiry, or that the SEC will not commence a formal investigation, or that there will not be sanctions against the Company or its officers or directors.

                    RISKS RELATED TO OUR FINANCIAL CONDITION

If We are Unable to Obtain Additional Funds When and If Required We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We believe that our currently available cash and the funds which will be available, if necessary, from the $15,000,000 commitment under the Marr Credit Facility, as amended, will be adequate to sustain our operations at current levels at least into the second quarter of 2005. There can, however, be no assurance that such resources will be adequate or that our Board of Directors will unanimously approve issuance of a promissory note under the Marr Credit Facility before it expires on May 31, 2004. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our current or potential new products, including our rapid tests, or that we will achieve significant improvements in the efficiency of our manufacturing processes. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future. In the absence of adequate resources from current working capital and existing financing commitments, we would need to raise additional capital to sustain our operations and to repay any promissory notes issued under the Marr Credit Facility. In that case, we would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or require us to obtain waivers of certain covenants that are contained in existing agreements.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

As of March 31, 2004 our accounts payable totaled $2.0 million, of which $1.5 million was over sixty days old. We currently have primarily cash-only arrangements with suppliers and certain arrangements require that we pay down certain outstanding amounts due when we make a current payment. These past due payments vary monthly depending on the items purchased and range from approximately $50,000 to $200,000 per month. As of March 31, 2004 we have accrued an aggregate of approximately $551,000 in royalty obligations to our patent licensors, of which approximately $387,000 were past due. The licenses

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

attributable to past due royalty payments relate to technology utilized in both our urine EIA screening test and our supplemental urine and serum tests. Because of the interdependence of the screening and supplemental tests in our testing algorithm, the inability to use any one of the patents could result in the disruption of the revenue stream from all of our products. While at this time we are current with our payment plans for past-due amounts, if we are unable to maintain sufficient working capital, our ability to make payments on past due negotiated royalty obligations, make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. Additionally, certain vendors and service providers with whom we have not currently arranged payment plans have or may choose to bring suit against the Company to recover amounts they deem owing. While we may dispute these claims, should the creditor prevail and we be required to pay all amounts due to the creditor, and if working capital that will enable us to make the required payment is not available when required, the Company will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the quarter ended March 31, 2004 was $4.0 million and for the year ended December 31, 2003 was $26.5 million, and our accumulated deficit at March 31, 2004 was $131.9 million. We expect operating losses to continue during 2004 and perhaps beyond, as we complete the development and begin commercializing our rapid tests, complete our manufacturing restructuring and consolidation, and conduct additional research and development for product improvements and clinical trials on potential new products.

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

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.11 per share and as high as $1.799 per share in the twelve months ended March 31, 2004. We believe that some of the factors leading to the volatility include:

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

The Company and the Price of Our Shares May Be Adversely Affected By the Public Sale of a Significant Number of the Shares Eligible for Future Sale.

At March 31, 2004, approximately 93.9 million or 68% of the outstanding shares of our common stock were freely tradable. Since that time we have issued 3.1 million restricted shares of our common stock upon conversion of convertible debentutres. During the second quarter of 2004, we plan to register those shares and additional restricted shares, including approximately 33.5 million shares currently held by Marr, plus shares held by other investors in previous financings. Following the effective registration of those shares, sales of those freely-tradable shares of common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through March 31, 2004, the Company has issued approximately 137 million shares and raised approximately $130 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of the Company's common stock from 200 million to 800 million. Although the Company has no plans to do so, at March 31, 2004, it has the ability, without further strockholder approval, to issue in excess of 500 million shares of its common stock for financing or other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we have issued and may continue to issue warrants and options at or below the current market price or make additional stock bonus grants. We have, from January 1 through December 31, 2003, issued warrants, options and stock bonuses for nearly 19.8 million shares, including approximately 10.0 million shares from employee benefit plans and the 2003 Non-Qualified Stock Option Plan, in payment for consulting services as described in "Liquidity and Capital Resources". During the first three months of 2004, we issued warrants and options for approximately 596,000 million shares in payment for consulting services. In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Our Planned Registration of a Significant Amount of Our Outstanding Restricted Stock May Have a Negative Effect on the Trading Price of Our Stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

At April 30, 2004, investors in our common stock hold approximately 46.3 million shares of restricted stock, of which approximately 33.5 million shares relates to purchases of our common stock by Marr through private placements and conversion of debentures, and another 10.1 million shares relate to issuances pursuant to our convertible notes and debentures. Additionally, Calypte may be required to issue approximately 0.6 million additional shares of its common stock if the holders of currently outstanding convertible debentures elected to convert the remaining principal and accrued interest of their debentures. Calypte has committed to file a registration statement including essentially all of these shares during the second quarter of 2004. Although the Marr agreements require that Marr hold its shares for one year following their purchase, essentially all of the other shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the trading price of our stock.

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

In conjunction with our manufacturing consolidation, we will be unable to produce our HIV-1 Urine EIA product for sale in the US for approximately 9 months. We are building sufficient inventories of our HIV 1 Urine EIA test prior to closing our Alameda, California manufacturing facility to continue to satisfy expected customer orders during the transition period. We have considered historical sales levels and the length of time required to complete the consolidation and obtain FDA approval in determining the amount of inventory required to bridge the transition period. Demand could significantly exceed historical levels, and consolidation of operations or FDA approval could take longer than expected. If one or more of these events occur, then our transition inventory may not be sufficient to supply customer orders and we may lose business that we may find difficult, or impossible, to recover. Alternatively, demand could fall significantly below historical levels, in which case we will have built excess inventory that we may have to dispose of at additional cost, or at a loss.

Our Customers May Not Be Able to Satisfy Their Contractual Obligations and We May Not Be Able to Deliver Our Products as a Result of the Impact of Conditions Such as Severe Acute Respiratory Syndrome ("SARS") or Other Such World Events.

Our expected first quarter 2003 shipment of urine HIV screening tests to our distributor in the People's Republic of China was delayed until the third quarter of 2003 in part as a result of the impact of the SARS outbreak in that country. Our distributor reported that both potential patients and medical personnel were reluctant to visit or report for work at hospitals, clinics and other sites for fear of contracting or spreading SARS and, consequently, both diagnostic and therapeutic procedures were postponed. Additionally, governmentally-imposed facility closures and quarantine restrictions disrupted the ability of the distributor to receive and distribute our HIV tests. This situation may recur.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

During the first quarter of 2004 and the year 2003, we incurred $0.5 million and $1.5 million, respectively, in research and development expenses. We expect to incur even more significant costs from our research and development activities in the future.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our current products. Our sales of these products for the quarter ended March 31, 2004 increased by 24% compared to the comparable period in 2003. There can be no assurance, however, that such a trend will continue and, even with the increase, we still incurred a loss from operations for the quarter. If we cannot profitably introduce new products on a timely basis and if these products and our screening and supplemental tests fail to achieve market acceptance or generate significant revenues, we may have to cease operations.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We are Dependent Upon Patents, Licenses and Other Proprietary Rights From Third Parties.

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum- and urine-based supplemental tests under a licensing agreement with National Institutes of Health. We will require license agreements from certain of these parties or other patent holders for technologies used in our rapid tests and other potential new products. As of March 31, 2004 we had accrued an aggregate of approximately $387,000 in past due royalty obligations to our patent licensors. In the event our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized in the event of a default in payment of royalties. Specifically, during the 2003 calendar year and the first three months of 2004, revenues subject to the New York University, Cambridge Biotech and Texas A&M license agreements were $2.0 million and $0.6 million, respectively, and

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

revenues subject to the National Institutes of Health agreement were $1.3 million and $0.4 million in calendar 2003 and the first three months of 2004, respectively. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

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

o     production yields;

o     quality control and assurance;

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Following the completion of the development of our rapid tests, we anticipate that sales to international distributors and/or joint ventures will generate a significant portion of our revenues for the next several years. We believe that our urine-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood or other bodily fluid samples. However, sales to international customers accounted for only 5% of our revenue in our fiscal year ended December 31, 2003 and less than 1% of our revenue in the first quarter of 2004. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2004, we face exposure to changes in the price of our common stock as it relates to the conversion price of the remaining aggregate of $92,000 principal of a 10% convertible debenture issued during the first quarter 2003; the remaining $6,000 principal of a 12% convertible debenture issued in April 2003, and the remaining $60,000 principal of 12% convertible debentures issued in October 2003.

The 10% convertible debenture with aggregate remaining principal of $92,000 was issued in January 2003 and is convertible into shares of the Company's common stock at 80% of the average of the 3 lowest trading prices for the 20 trading days preceding conversion, but not more than $3.00.

The remaining $6,000 principal of the 12% convertible debenture issued in April 2003 is convertible into shares of the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $1.20. The remaining aggregate of $60,000 principal of the 12% convertible debentures issued in October 2003 is convertible into shares of the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. The holders of these convertible debentures claim a transaction date which is disputed by the Company. These debentures have not yet been converted by the Company pending resolution of the transaction date dispute, which may determine the number of shares of the Company's stock to which the holder is entitled upon conversion, without regard to the current market price of the Company's common stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Based on current market prices for its stock as of April 30, 2004, the Company would be required to issue approximately 0.6 million shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time.

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

A claim has been made by Logisticorp, Inc. ("Logisticorp") and Southwest Resource Preservation, Inc. ("Southwest") with respect to an aggregate of $60,000 of 12% Convertible Debentures assigned to Logisticorp and Southwest by a debenture holder. Logisticorp's and Southwest's claim is that each tendered their respective conversion notice requests in August, 2003 and that as a result of their separate notice of election to convert their debentures, that Southwest is entitled to receive 427,807 registered shares of common stock, and Logisticorp 213,903 registered shares of common stock for an aggregate of at least 641,710 shares of common stock. Additionally, Logisticorp claims damages in the sum of at least $235,000 and Southwest claims damages in the sum of at least $471,000, or an aggregate of at least $706,000. The Company has advised Logisticorp and Southwest that it disputes their claims with respect to the conversion notice date, the conversion price and number of shares based upon the formula in the debenture and the registration rights for the underlying shares. The Company, Logisticorp and Southwest are discussing a possible resolution of the claims.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the most recent three years, the Company completed private placements of shares of its Common Stock in April 2000, November 2001, August 2002, August 2003, and September 2003; issued $1.1 million face value of convertible debentures  in January  2001;  issued  $425,000  face  value of 12%  convertible debentures in February 2002 and an additional $100,000 face value to the same party and under the same terms in May 2002; and in May 2002 also issued $2.225 million face value of 8% convertible notes and a $0.150 million 10% convertible promissory note. In June 2002, the Company issued a $0.1 million face value 8% convertible debenture. In July 2002, the Company issued an additional $0.1 million face value 8% convertible debenture and $0.650 million of additional 8% convertible notes. In August 2002, the Company issued an additional $0.250 million face value 8% convertible note. In September 2002, the Company issued a $550,000 face value 12% convertible debenture. In January 2003, the Company issued $1.450 million face value 10% convertible debenture. In March 2003, the Company issued an aggregate of $0.5 million face value in two 10% convertible debentures; in April 2003, it issued a $0.300 million face value 12% convertible debenture; in July 2003, it issued a $0.750 million face value 12% convertible debenture; in September 2003, it issued a $0.570 million face value 12% convertible debenture; and finally, in October 2003, it issued an aggregate of $0.130 million face value 12% convertible debenture. Earlier, in January 2001, the Company entered into a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. Upon the termination of that facility, the Company entered into a second equity line facility in August 2001. These transactions are discussed in greater detail in "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

In February 2002, the Company entered into an agreement to issue up to $850,000 face value of 12% secured convertible debentures. The Company issued one debenture in the face amount of $425,000 concurrent with signing the agreement and a second debenture in the face amount of $100,000 in May 2002. The Company also issued warrants to purchase up to 459,500 shares of its common stock in conjunction with the convertible debenture agreement. During the second quarter of 2002, the investor converted principal of approximately $60,000 plus accrued interest attributable to the February debenture into 148,747 shares of restricted common stock. During the first quarter of 2003, the investor converted the remaining $465,000 of outstanding principal plus accrued interest and liquidated damages resulting from delay in registration into 870,695 shares of registered common stock. In September 2003, the investor exercised warrants to purchase 456,667 shares of the Company's common stock and the Company's received proceeds of approximately $37,000. The Company's registration statement on Form S-2/A (No. 6) registering 1,010,000 shares of common stock for resale by the investor pursuant to conversion of the $525,000 face value of debentures issued became effective on February 14, 2003. The proceeds from the issuance of the debentures and from the exercise of the warrants were used to finance operations.

Between May and August 2002, in conjunction with the financing that enabled the restart of its operations, the Company issued an aggregate of $3.125 million face value of 8% convertible notes, a $0.150 million face value 10% convertible promissory note and two $0.1 million face value 8% convertible debentures to several accredited offshore investors pursuant to subscription agreements under Regulation S. In September 2002, the Company issued an additional $0.550 million 12% debenture pursuant to Regulation S that was intended to be the first tranche of a $2.0 million commitment between the investor and the Company. The agreements all provide cost-free registration rights to the holders of the notes and debentures for the registration of the underlying conversion shares of the Company's common stock. The Company filed a registration statement applicable to these transactions on July 8, 2003. The registration statement became effective July 18, 2003. The proceeds from the notes and debentures were used to finance operations.

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

In July 2003, the Company issued an aggregate of $750,000 face value of 12% convertible debenture, representing the $250,000 second tranche and the $500,000 third tranche of the September 2002 $2.0 million commitment. These debentures were sold to accredited investors under Regulation S. The agreement provided cost-free registration rights to the holder of the debentures for the registration of the underlying conversion shares of the Company's common stock. The Company filed a registration statement applicable to these transactions on July 8, 2003. The registration statement became effective July 18, 2003. The proceeds from the debentures were used to finance operations.

On July 31, 2003, when the market price of the Company's stock was $0.18 the Company announced that it had entered into a financing agreement with Marr Technologies Limited ("Marr"), an accredited investor, in which the Company would issue 8,333,333 shares of its common stock priced at $0.30 for an aggregate of $2.5 million pursuant to Reg. S. The sale closed August 1, 2003. On

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

September 2, 2003, when the market price of the Company's stock was $0.82, the Company announced that it had entered into an additional $10 million equity financing agreement with Marr in which the Company would issue 20 million restricted shares of its common stock priced at $0.50 per share. The sale closed on September 2, 2003. The Company plans to file a Registration Statement on Form SB-2 for the common stock underlying both of these transactions during the second quarter of 2004. However, there are no penalties for non-registration and Marr has agreed to hold the stock for one year.

In September 2003, the Company issued a $570,000 face value 12% convertible debenture, representing the fourth tranche of the September 2002 $2.0 million commitment. In October 2003, the Company issued an aggregate of $130,000 face amount of 12% convertible debentures to four investors, representing the fifth and final tranche of the September 2002 commitment. These debentures were sold to accredited investors under Regulation S. The agreements provide cost-free registration rights to the holders of the debentures for the registration of the underlying conversion shares of the Company's common stock. The Company plans to file a Registration Statement on Form SB-2 for the underlying shares during the second quarter of 2004.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of stockholders during the first quarter of 2004.


ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS


Conversion of debt and extension of time to file a registration statement

On April 22, 2004, when the market price of the Company's common stock was $0.625 per share, Mercator Focus Fund converted the remaining $577,754 balance of its January 2003 10% convertible debenture plus related accrued interest and extension fees into 2,109,366 shares of restricted common stock. Also on April 22, 2004, Focus Fund converted the remaining $222,318 balance of its March 2003 10% convertible debenture plus related accrued interest and extension fees into 991,465 shares of restricted common stock.

On April 23, 2004, when the market price of the Company's common stock was $0.625 per share, Mercator Focus Fund, Mercator Momentum Fund and Marr each agreed to extend from April 29, 2004 until May 14, 2004 the period in which the Company is required to file a registration statement including shares of its common stock previously issued to them or, in the case of Mercator Momentum Fund, issuable to it upon conversion of outstanding debentures.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

    10.140 Amendment No. 1 to Separation Agreement and Release between the Company and Jay Oyakawa, dated February 25, 2004.
    31.1 Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

b. Reports on Form 8-K


      Form 8-K regarding Item 4. Changes in Registrant's Certifying Accountant, filed January 2, 2004 and amended on January 9, 2004 - Announcement of the dismissal of KPMG,LLP and the engagement of Odenberg, Ullakko Muranishi & Co., LLP as the Company's auditors.

      Form  8-K regarding Item 5. Other Materials Events, filed January 22, 2004
            - Announcing the appointment of J. Richard George, Ph.D. as the Company's President and Chief Executive Officer and the resignation of Jay Oyakawa as the Company's President, Chief Operating Officer and member of the Board of Directors, including the Company's press release dated January 20, 2004.

      Form 8-K regarding Item 5. Other Materials Events, filed March 29, 2004 - Announcing the amendment of the Marr Credit Facility to a commitment of $15,000,000, and the Company's fourth quarter and annual 2003 financial results, including the Company's press release dated March 23, 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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


                                   CALYPTE BIOMEDICAL CORPORATION
                                   ------------------------------
                                   (Registrant)


Date: May 13, 2004                 By:    /s/ Richard D. Brounstein
                                       ------------------------------------
                                   Richard D. Brounstein
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (Principal Accounting Officer)