Form 10QSB
period 2004-06-30
CALYPTE BIOMEDICAL CORP
filed 2004-08-09
CIK 899426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

 -----------------------------------------------------------------------------

                                   FORM 10-QSB

 -----------------------------------------------------------------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                          5000 HOPYARD ROAD, SUITE 480
                              PLEASANTON, CA 94588
               (Address of principal executive offices) (Zip Code)

                                 (925) 730-7200
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       X      No   |_|

      The registrant had 168,044,755 shares of common stock outstanding as of August 6, 2004.

================================================================================


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                                               PAGE NO.

PART I.       FINANCIAL INFORMATION

           Item 1.      Consolidated Financial Statements (unaudited):

                        Condensed Consolidated Balance Sheets as of

                        June 30, 2004 and December 31, 2003.........................               3

                        Condensed Consolidated Statements of Operations for the Three Months
                        and Six Months Ended June 30, 2004 and 2003.................               4

                        Consolidated Statements of Cash Flows for the Six Months Ended June
                        30, 2004 and 2003...........................................               5

                        Notes to Condensed Consolidated Financial

                        Statements..................................................               7

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.......................................              15

           Item 3.      Quantitative and Qualitative Disclosures About

                        Market Risk.................................................              51

           Item 4.      Controls and Procedures.....................................              52

PART II.   OTHER INFORMATION

           Item 1.      Legal Proceedings...........................................              53

           Item 2.      Changes in Securities.......................................              53

           Item 4.      Submission of Matters to a Vote of Security Holders.........              56

           Item 5.      Other Information - Subsequent Events.......................              56

           Item 6.      Exhibits and Reports on Form 8-K............................              57

SIGNATURES              ............................................................              59



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                    JUNE 30,      DECEMBER 31,
                                                                                                      2004            2003
                                                                                                  -------------  -------------
                                                                                                   (UNAUDITED)

                                                 ASSETS

        Current assets:

              Cash and cash equivalents                                                             $   6,036      $   5,084
              Accounts receivable, net of allowance of $36 at June 30, 2004 and December 31,  2003        505            369
              Inventory                                                                                 3,175          2,153
              Prepaid expenses                                                                            455            872
              Deferred offering costs, net of accumulated amortization of $65 and
               $333 at June 30, 2004 and December 31, 2003, respectively                                    -             14
              Other current assets                                                                         40             63
                                                                                                   ----------     ----------

                    Total current assets                                                               10,211          8,555

        Property and equipment, net                                                                     1,224            727
        Other assets                                                                                      434            235
                                                                                                    ---------      ---------

                                                                                                    $  11,869       $  9,517
                                                                                                    =========       ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        Current liabilities:

              Accounts payable and accrued expenses                                                $    3,830     $    4,322
              Notes and debentures payable, net of discount of $38 and $90 at
               June 30, 2004 and December 31, 2003, respectively                                          120            868
              Deferred revenue                                                                            500            500
                                                                                                   ----------     ----------

                    Total current liabilities                                                           4,450          5,690

        Other long term liabilities                                                                       108            157

        Mandatorily  redeemable  Series A preferred stock,  $0.001 par value; no shares  authorized  at June 30, 2004 and December  31, 2003;  100,000
           shares issued and outstanding at June 30, 2004 and December 31, 2003;
           aggregate  redemption and liquidation value of $1,000 plus cumulative dividends

                                                                                                        2,756          2,696

        Minority interest in consolidated joint venture                                                  (133)            57
                                                                                                   -----------   -----------

                    Total liabilities                                                                   7,181          8,600
                                                                                                   ----------     ----------
        Commitments and contingencies

        Stockholders' equity (deficit):

              Preferred stock, $0.001 par value; 5,000,000
               shares authorized; no shares issued or outstanding                                           -              -

              Common stock,  $0.03 par value;  800,000,000  shares authorized at
                 June  30,  2004  and  December  31,   2003;   163,997,333   and
                 136,300,885 shares issued and outstanding
                 as of June 30, 2004 and December 31, 2003, respectively                                4,920          4,089
              Additional paid-in capital                                                              134,924        124,699
              Deferred compensation                                                                        (7)            (7)
              Accumulated deficit                                                                    (135,149)      (127,864)
                                                                                                     --------       --------

                    Total stockholders' equity                                                          4,688            917
                                                                                                  -----------     ----------

                                                                                                   $   11,869      $   9,517
                                                                                                   ==========      =========


          See accompanying notes to consolidated financial statements.


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            Three months ended          Six months ended
                                                                                 June 30,                   June 30,
                                                                           ----------------------    ----------------------
                                                                             2004         2003         2004          2003
                                                                           ---------    ---------    ---------    ---------

        Revenues:

   Product sales                                                           $     910    $     749    $   1,881    $   1,533
                                                                           ---------    ---------    ---------    ---------
Operating expenses:

   Product costs                                                               1,013        1,550        2,993        2,965
   Research and development costs                                                573          335        1,114          649
   Selling,  general and  administrative  costs (non-cash of $ 295 and
     $ 437 for the  three  months  and six  months  ended  June 30, 2004, respectively and non-cash of $2,982 and $5,188 for the three months
     and six months ended June 30, 2003, respectively)                         2,539        5,609        4,736        9,619
                                                                           ---------    ---------    ---------    ---------

     Total operating expenses                                                  4,125        7,494        8,843       13,233
                                                                           ---------    ---------    ---------    ---------

       Loss from operations                                                   (3,215)      (6,745)      (6,962)     (11,700)
Interest expense, net (non-cash of $234 and $536 for the
   three months and six months ended June 30, 2004,
   respectively  and non-cash of $1,115 and $2,487 for the
   three months and six months ended June 30, 2003,                             (233)      (1,258)        (530)      (2,772)
   respectively)
Minority interest in consolidated joint venture                                  190           --          190           --
Other income, net (non-cash)                                                      14           79           19          207
                                                                           ---------    ---------    ---------    ---------

       Loss before income taxes                                               (3,244)      (7,924)      (7,283)     (14,265)

Income taxes                                                                      --           --            2            2
                                                                           ---------    ---------    ---------    ---------

       Net loss                                                               (3,244)      (7,924)      (7,285)     (14,267)
Less dividends on mandatorily redeemable Series A preferred
   stock                                                                          --          (30)          --          (60)
                                                                           ---------    ---------    ---------    ---------

Net loss attributable to common stockholders                               $  (3,244)   $  (7,954)   $  (7,285)   $ (14,327)
                                                                           =========    =========    =========    =========
Net loss per share attributable to common stockholders
   (basic and diluted)                                                     $   (0.02)   $   (0.72)   $   (0.05)   $   (1.70)
                                                                           =========    =========    =========    =========

Weighted average shares used to compute net loss per share
   attributable to common stockholders (basic and diluted)                   148,282       11,079      142,481        8,432
                                                                           =========    =========    =========    =========


          See accompanying notes to consolidated financial statements.


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                        ------------------
                                                                                          2004      2003
                                                                                        -------    -------
           Cash flows from operating activities:

Net loss                                                                               $ (7,285) $ (14,267)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                            199        259
   Amortization of deferred compensation                                                      2         --
   Non-cash interest expense attributable to:
     Amortization of debenture discounts and charge for beneficial conversion feature        52      1,652
     Amortization of deferred offering costs                                                 14        365
     Liquidated damages due to delayed registration of stock underlying convertible         (80)       746
     debentures

     Dividends on mandatorily redeemable Series A preferred stock                            60         --
   Non-cash loss (gain) on settlement of trade debt                                          --         54
   Fair market value of common stock warrants, options and bonuses granted                1,221      5,223
   Gain on repurchase of beneficial conversion feature                                       --       (128)
   Warrant liability adjustment                                                              --       (275)
   Loss on sale of equipment                                                                  2          1
   Minority interest in joint venture                                                      (190)        --
   Changes in operating assets and liabilities:
     Accounts receivable                                                                   (136)        90
     Inventory                                                                           (1,022)      (475)
     Prepaid expenses and other current assets                                              162     (1,043)
     Deferred offering costs and other assets                                               (47)    (1,763)
     Accounts payable and accrued expenses                                                   73      2,373
     Other long-term liabilities                                                            (42)     2,203
                                                                                        -------    -------

       Net cash used in operating activities                                             (7,017)    (4,985)
                                                                                        -------    -------

Cash flows from investing activities:

   Proceeds from sales of equipment                                                          16         --
   Investment in intangibles                                                                (50)        --
   Purchase of equipment                                                                   (714)        (7)
                                                                                        -------    -------

       Net cash used in investing activities                                               (748)        (7)
                                                                                        -------    -------

Cash flows from financing activities:

   Proceeds from sale of stock                                                            9,321      3,023
   Expenses related to sale of stock                                                       (599)       (78)
   Net proceeds from issuance of notes and debentures                                        --      2,303
   Repayment of notes and debentures                                                         --       (388)
   Principal payments on capital lease obligations                                           (5)        --
                                                                                        -------    -------

       Net cash provided by financing activities                                          8,717      4,860
                                                                                        -------    -------

Net increase (decrease) in cash and cash equivalents                                        952       (132)

Cash and cash equivalents at beginning of period                                          5,084        147
                                                                                        -------    -------

Cash and cash equivalents at end of period                                              $ 6,036    $    15
                                                                                        =======    =======


                                   (continued)


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                     -----------------
                                                                                       2004    2003
                                                                                     -------- --------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                            $   28   $    9
   Cash paid for income taxes                                                             2        2

Supplemental disclosure of non-cash activities:

   Dividend on mandatorily redeemable Series A preferred stock                           --       60
   Common stock grants                                                                   --      427
   Conversion of notes and debentures payable and accrued interest to common stock      937      918
   Beneficial conversion feature, net of write off upon conversion                       --    1,284
   Fair value of warrants issued in connection with May 2004 PIPE                     4,358       --
   Accrued interest converted to note payable                                            --      148


           See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

Our business is also involved in developing new test products for the rapid detection of HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), and other infectious diseases. Rapid tests provide test results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in lesser developed countries which lack the medical infrastructure to support laboratory based testing. We have recently completed initial field trials of our serum, oral fluid and urine rapid HIV-1/2 antibody assays in Thailand. We plan to initiate clinical trials in pursuit of regulatory approvals for these tests and to complete the technology transfer and begin international manufacturing of these products during the second half of 2004. We anticipate that our primary focus for the current and longer-term future will be completing the development and commencing the commercialization of our rapid test products, both internationally and domestically.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations for the three and six month periods ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the two year period ended December 31, 2003 included in its Form 10-KSB filed with the SEC on March 30, 2004.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

During the first two quarters of 2004, Calypte incurred a net loss of $7 million and its accumulated deficit at June 30, 2004 was $135 million.

Since December 31, 2003, the Company has entered into new financing arrangements that management believes will be adequate to sustain the Company's operations at expected levels through 2004. During May 2004, the Company completed private placements of its common stock with 7 accredited investors and received aggregate net proceeds of approximately $8.8 million. Refer to Note 8, Subsequent Events, for a description of additional financing completed in July 2004. Additionally, under the amended terms of the Marr Credit Facility between the Company and Marr Technologies BV, the Company's largest stockholder and a participant in one of the private placements, following the additional financing completed in July 2004 as described in Note 8, the Company currently has access to an additional $3.6 million from the issuance of 9% promissory notes that the

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

Company may issue through December 31, 2004. To the extent that the Company issues one or more notes under this financing arrangement, however, it must repay that note at its maturity date in the second quarter of 2005. The Company must achieve profitability and sustainable cash flows for its business model to succeed. If, however, sufficient funds are not available from operations to repay any promissory notes it may issue under the Marr Credit Facility or to fund its operations in 2005 or beyond, the Company may need to arrange additional financing or make other arrangements. The Company may seek to raise additional capital; however, there can be no assurance that additional financing, if and as necessary, would be available or, if it is available, that it would be on acceptable terms. The terms of an additional financing could involve a change of control, could require us to obtain waivers of certain covenants that are contained in existing agreements, and/or require stockholder approval or could potentially trigger anti-dilution protection clauses that are contained in existing financing agreements. The Company would or might be required to consider strategic opportunities, such as a merger, consolidation, sale or other comparable transactions, to sustain its operations. The Company does not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities would be available to it on acceptable terms, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including successful completion of the development and commercialization of its new rapid tests, acquisition and protection of intellectual property rights, costs of developing its new products, ability to transfer technology, set up manufacturing and obtain regulatory approvals of its new rapid tests, market acceptance of all its products, existence of competing products in its current and anticipated markets, actions by the FDA and other international regulatory bodies, and its ability to raise additional capital, as required, in a timely manner. If additional financing is not available when and if required or is not available on acceptable terms, or if the Company is unable to arrange a suitable strategic opportunity, it will be in significant financial jeopardy and may be unable to continue its operations at current levels, or at all.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the three and six month periods ended June 30:


                                                                   Three months ended         Six months ended
                                                                        June 30,                 June 30,
                                                                        --------                 --------
                                                                     2004       2003         2004        2003
                                                                   --------    --------    --------    --------

Net loss attributable to common stockholders, as reported          $ (3,244)   $ (7,954)   $ (7,285)   $(14,327)
Add: Stock-based compensation expense included in reported net
   loss, net of related tax effects                                      38         631         263         715
Less: Stock-based compensation expense determined under fair
   value based method for all awards, net of related tax effects     (5,337)     (1,907)     (6,423)     (1,803)
                                                                   --------    --------    --------    --------

Pro forma net loss attributable to common stockholders             $ (8,543)   $ (9,230)   $(13,445)   $(15,415)
                                                                   ========    ========    ========    ========

Basic and diluted net loss per share attributable to common stockholders:

As reported                                                        $  (0.02)   $  (0.72)   $  (0.05)   $  (1.70)
Pro forma                                                          $  (0.06)   $  (0.83)   $  (0.09)   $  (1.83)


NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted net loss per share attributable to common stockholders is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 37,767,436 and 7,419,587 shares at June 30, 2004 and 2003, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was anti-dilutive.

The difference between net loss and net loss attributable to common stockholders for the three and six month periods ended June 30, 2003 relates to accrued dividends on the Company's mandatorily redeemable Series A preferred stock. Beginning with the third quarter of 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, many of which were previously classified as equity or on the "mezzanine." In conformity with SFAS No. 150, the Company has classified its mandatorily redeemable Series A preferred stock as a long term liability for all periods presented and has, effective with the adoption of SFAS No. 150, classified the dividend on the mandatorily redeemable Series A preferred stock as interest expense in its consolidated statement of operations.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

(3)      INVENTORIES

Inventory as of June 30, 2004 and December 31, 2003 consisted of the following (in thousands):
                                                                2004     2003
                                                               ------   ------
Raw materials                                                  $  373   $  708
Work-in-process                                                 1,291      962
Finished goods                                                  1,511      483
                                                               ------   ------

Total Inventory                                                $3,175   $2,153
                                                               ======   ======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


(4)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                            2004         2003
                                                         ---------    ---------

Trade accounts payable                                   $   2,025    $   2,189
Accrued royalty payments                                       399          582
Accrued salary and vacation pay                                145          125
Accrued interest (including non-cash penalties
 for delayed registration of $125 and $271 at
 June 30, 2004 and December 31, 2003, respectively)            153          308
Accrued restructuring expenses                                 152          109
Accrued consulting contract expenses                           276          100
Other                                                          680          909
                                                         ---------    ---------

Total accounts payable and accrued expenses              $   3,830    $   4,322
                                                         =========    =========

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

In return for the extension of the maturity dates, the Company agreed to pay an extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee is payable 1% in cash and 1% in shares of the Company's common stock. Additionally, the Company agreed to file a registration statement including the shares potentially applicable to the conversion of the outstanding debenture balances and the shares issuable as a portion of the extension fee by no later than April 29, 2004. On April 23, 2004, when the market price of the Company's common stock was $0.625 per share, Mercator Focus Fund and Mercator Momentum Fund each agreed to extend from April 29, 2004 until May 14, 2004 the period in which the Company was required to file a registration statement including shares of its common stock previously issued to them or, in the case of Mercator Momentum Fund, issuable to it upon conversion of outstanding debentures. On May 7, 2004, when the market price of the Company's common stock was $0.48 per share, the Company and Mercator Momentum Fund and Mercator Focus Fund agreed to further extend from May 14, 2004 until 21 days following the closing of a private placement of equity financing of at least $5,000,000, but in any case to no later than June 30, 2004, the period in which the Company was required to file a registration statement including shares of its common stock issued or potentially issuable upon conversion. Such shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

Amendment of Marr Credit Facility

On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr Technologies BV ("Marr") amended the agreement under which Marr was obligated to purchase up to $10,000,000 of 5% Promissory Notes which the Company may issue between February 28, 2004 and May 31, 2004 (the "Marr Credit Facility") to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As consideration for the amendment of the Marr Credit Facility, the Company issued to a party designated by Marr a warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. The warrant is immediately exercisable and expires on March 18, 2006, two years from its date of issuance. The warrant was valued at $0.56 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.54%; expected dividend rate of 0.00%; volatility of 316.37%; and expected term of 2 years. The calculated value of the warrant was charged to interest expense.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

On May 26, 2004, when the market price of the Common Stock was $0.46 per share, the Company and Marr again amended the Marr Credit Facility whereby Marr has committed to purchase up to $5,000,000 of Promissory Notes that the Company may issue through December 31, 2004. Any Notes issued pursuant to this second amendment will bear interest at 9% per annum and will have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility will be reduced by the amount of any equity financing obtained by the Company after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds of the May 2004 Private Placement. Refer to Note 8, Subsequent Events, for a description of additional financing completed in July 2004 and its effect on the commitment under the Marr Credit Facility. As consideration for the extension of the commitment period reflected in the second amendment of the Marr Credit Facility, the Company issued to Marr a warrant to purchase 500,000 shares of its Common Stock at an exercise price of $0.40 per share. This warrant is immediately exercisable and expires two years from its date of issuance on May 26, 2006. The warrant was valued at $0.35 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.53%; expected dividend rate of 0.00%; volatility of 161.78%; and expected term of 2 years. The calculated value of the warrant was charged to interest expense.

The Company included the shares of its Common Stock underlying the March 2004 and May 2004 warrants in its June 15, 2004 registration statement, which was declared effective on July 8, 2004. At June 30, 2004, the Company has issued no Notes under the Marr Credit Facility.

Conversion of 10% Convertible Debentures

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

(6) STOCKHOLDERS' EQUITY (DEFICIT)

Extension of Registration Rights

On January 23, 2004, when the market price of the Company's common stock was $0.695 per share, the Company and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of the Company's common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, the Company agreed to include in its next registration statement an aggregate of 28,333,333 shares of its common stock purchased by Marr in PIPE transactions in the third quarter of 2003. On April 23 2004, when the market price of the Company's Common Stock was $0.625, the Company and Marr agreed to extend until May 14, 2004 the period for filing the registration statement including the shares issued to Marr upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. On May 7, 2004, when the market price of the Company's common stock was $0.48 per share, Marr agreed to further extend from May 14, 2004 until 21 days following the closing of a private placement of equity financing of at least $5,000,000, but in any case to no later than June 30, 2004, the period in which the Company is required to file a registration statement including shares of its common stock issued to Marr upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. Such shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

Private Placement

On May 28, 2004, when the market price of its Common Stock was $0.50 per share and pursuant to Regulations S and D, the Company issued 15,750,000 restricted shares of its Common Stock and warrants to purchase its common stock in an amount equal to 35% of the number of shares purchased to 6 unaffiliated investors and received gross proceeds of $6,300,000. Under the terms of the Marr Credit Facility, which provides Marr a right of first refusal to participate in subsequent financings on the same terms as other investors, Marr invested $3,000,000 in this private placement and the Company issued 7,500,000 restricted shares of its Common Stock and warrants to purchase its common stock in an amount equal to 35% of the number of shares purchased to Marr. Under the terms of the subscription agreement, each investor received warrants to purchase the Company's Common Stock in an amount equal to 35% of the number of shares purchased in the private placement. In accordance with the subscription agreements, the Company issued warrants to purchase an aggregate of 8,137,500 shares of its Common Stock to the investors, including Marr, and warrants to purchase an additional 630,000 shares of its Common Stock pursuant to placement agent agreements. The warrants are exercisable at a price of $0.50 per share for a period of two years from the May 28, 2004 date of issuance. The warrants were valued on the date of issue at $0.4971 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.85%, the contractual life of 5 years, and volatility of 243.71%. The warrants were accounted for as an expense of the financing.

The securities purchase agreements for this private placement provide the investors with participation rights on the same terms and conditions as other investors in any subsequent financing transactions the Company may complete within one year of the closing of this placement. The securities purchase agreements also contain anti-dilution provisions that could require the Company to issue additional shares of common stock to the investors if it raises additional equity financing at a price below $0.40 per share in the year following the closing of the PIPE transaction. The Company included the shares issued in the private placement and the shares underlying the warrants in the registration statement it filed on June 15, 2004 and which was declared effective on July 8, 2004.

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

During the second quarter of 2004, the Company issued stock grants for approximately 286,000 shares of its common stock, including grants from its 2003 Non-Qualified Stock Option Plan, as compensation under two consulting agreements. The Company recorded non-cash selling, general and administrative expense of $222,000 attributable to these stock grants and the amortized expense attributable to stock grants made in prior periods.

In May 2004, when the market price of the Company's common stock was $0.465, the Company issued a warrant to a consultant providing financial advisory services to purchase 150,000 shares of its common stock at an exercise price of $0.50. The warrant grant was non-forfeitable and fully-vested at the date of issuance. The warrants were valued on the date of issue at $0.462 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.74%, contractual life of 5 years, and volatility of 243.73%.

(7)    LEASE COMMITMENTS

Operating Lease

The Company's lease of its office and manufacturing facility in Alameda, Californa expired on June 30, 2004. The Company has initated the consolidation of its domestic manufacturing operations at its Rockville, Maryland facility and completed the physical relocation of its Alameda operations prior to the expiration of the Alameda lease. On May 7, 2004, the Company signed a three year lease that commenced on June 18, 2004 for approximately 4,400 square feet of office space in Pleasanton, California that now houses its corporate headquarters. The base rent for the Pleasanton office space will be approximately $7,750 per month for the term of the lease.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

(8)    SUBSEQUENT EVENTS

Conversion of debentures

On July 12, 2004, when the market price of the Company's common stock was $0.58 per share, Mercator Momentum Fund converted the remaining $91,597 principal balance of its January 2003 10% convertible debenture and the remaining $6,113 principal balance of its April 2003 12% convertible debenture plus related accrued interest and extension fees for each into 285,276 registered shares of the Company's common stock. The shares undelying these debentures were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

Additional Financing

On July 9, 2004, when the market price of the Company's Common Stock was $0.615 per share and pursuant to Regulation D, the Company issued 3,720,000 restricted shares of its Common Stock and warrants to purchase the its Common Stock in an amount equal to 70% of the number of shares purchased to 5 unaffiliated investors and received gross proceeds of $1,488,000. In accordance with the subscription agreements, the Company issued warrants to purchase an aggregate of 2,604,000 shares of its Common Stock to the investors and warrants to purchase an additional 148,800 shares of its Common Stock pursuant to placement agency agreements. The warrants are exercisable at a price of $0.50 per share for a period of five years from the July 9, 2004 date of issuance.

The securities purchase agreements for the July 2004 PIPE provide the investors with participation rights on the same terms and conditions as other investors in any subsequent financing transactions the Company may complete within one year of the closing of this placement. The shares issued pursuant to the July 2004 PIPE and the related warrants also contain anti-dilution provisions that will require the Company to issue additional shares of its common stock to the PIPE investors and modify their outstanding warrants if the Company raises additional equity financing at a price below $0.40 per share in the year following the closing of the PIPE transaction, except under the provisions of previously outstanding convertible debt, option or warrant agreements. The Company included the shares issued in the July PIPE and the underlying warrant shares in its July 16, 2004 registration statement on Form SB-2, which was declared effective on July 28, 2004.

Under the terms of the Marr Credit Facility as amended in May 2004, the commitment made by Marr to purchase up to $5,000,000 of 9% promissory notes that the Company may issue through December 31, 2004 is reduced by the net proceeds of the July 2004 PIPE. Accordingly, the remaining commitment under the Marr Credit Facility is currently approximately $3.6 million. At August 6, 2004, the Company has issued no notes under the Marr Credit Facility.

Informal Inquiry by the SEC

By letter dated July 14, 2004, the SEC Division of Enforcement notified the Company that the informal inquiry being conducted by its staff has been terminated and that no enforcement action is recommended by the Commission at this time.

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

The forward-looking information set forth in this Annual Report on Form 10-QSB is as of August 6, 2004, and Calypte undertakes no duty to update this information. Should events occur subsequent to August 6, 2004 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 38 of this Form 10-QSB.

OVERVIEW AND OUTLOOK

Since 1998, following FDA approval for both the current ELISA screening and supplemental tests, Calypte has been marketing and selling in the United States the only available FDA-approved urine-based HIV testing method. We have received regulatory approval to sell our ELISA tests in China, Malaysia, Indonesia, and in parts of Africa. Unfortunately, these laboratory-based tests have not received significant acceptance in those markets. We believe that there is a small established market for our current ELISA tests in the United States and a potential market in certain foreign countries with established medical diagnostic and treatment infrastructures, as well. We believe, however, that rapid tests are more suitable in many of the countries in which HIV/AIDS is epidemic, and particularly so in sub-Saharan Africa and the "next wave" countries of Russia, China, India and in northern Africa. Consequently, we are now actively working to commercialize our HIV rapid test products and to obtain requisite regulatory approvals to introduce these products in these countries, as well as in other international markets. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We must achieve profitability and sustainable cash flows for our business model to succeed. To the extent that we have not yet achieved these objectives, we must continually evaluate both our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement certain critical components:

o We have strengthened our financial position with the receipt of an aggregate of $12.5 million in new investment financing in two third-quarter 2003 transactions from Marr Technologies BV ("Marr") and the approximately $10.2 million in aggregate net proceeds from our recently-completed PIPE financings, in which Marr also participated. Marr now owns approximately 28% of our outstanding common stock and is our largest stockholder. Marr has previously identified itself in a public filing with the SEC as a "related party." Additionally, under the amended terms of the Marr Credit Facility between us and Marr, we currently have access to an additional $3.6 million from the issuance of 9% promissory notes that we may issue through December 31, 2004. We believe that our currently available cash, plus the funds that would be available, if necessary, through the Marr Credit Facility are adequate to sustain our operations at expected levels through 2004. If, however, sufficient funds are not available from our operations to fund our business in 2005 and beyond or to repay any promissory notes we may issue under the Marr Credit Facility when they mature in May 2005, we may need to arrange additional financing, attempt to extend or otherwise modify the promissory note or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

o We have ceased operations at and closed down our former manufacturing facility in Alameda, California. The consolidation of our domestic manufacturing operations is progressing according to our schedule and, when completed, is expected to eliminate approximately $1 million of annual expense, including approximately $500,000 in annual occupancy costs, and create a more efficient and cost effective manufacturing structure.

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

Guidance We have previously projected 2004 annual sales of our legacy business products, our current, primarily domestic, ELISA tests, to generate approximately $3.2 million to $4.0 million in aggregate revenues, spread generally evenly over the four quarters of the year. We continue to believe that projection is realistic. Revenue from sales of those products during the second quarter of 2004 was $910,000. Revenue for the third quarter of 2004 is expected to be within our previously stated guidance. Sales of our urine ELISA test products will continue to be primarily to reference laboratories supporting the domestic life insurance industry and sales of our Serum Western Blot supplemental test will continue to be primarily to distributors, blood banks and similar testing institutions. Although we have received certain international approvals for our ELISA tests, we are not offering guidance on any international sales of these products as we have no firm purchase orders. Additionally, we are not offering any guidance at this time with respect to potential sales of the ELISA incidence tests we expect to manufacture using the technology recently licensed from the CDC. Although we have received inquiries regarding the availability of the product for sale, we have no firm orders at this time. We expect to have this product available for international distribution by mid-August 2004.

We have previously indicated that our primary focus for 2004 is completing the development and commercialization of certain rapid HIV tests. We have recently completed the second phase of our initial international field trials of our developmental stage urine, blood and oral fluid rapid HIV tests in Thailand. We believe that the studies validated the technology for all of our rapid tests. All three assays will be moved into manufacturing sequentially. We have

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

commenced the technology transfer of the blood rapid test to our Thailand manufacturer with the objective of completing our first pilot production lots in the third quarter of 2004. We plan to initiate manufacturing of the oral fluid test in Thailand shortly following the start-up of blood test manufacturing, followed by the urine test. We believe the urine test used in these trials can be improved prior to commercialization. We have two additional field studies underway in Thailand that began recently and that we expect to be completed in the fourth quarter of this year. Additionally we plan to start a third study in China in the third quarter of 2004 that we expect will also be completed in the fourth quarter. In these trials, we are using a modified test intended to concentrate the urine sample and amplify the intensity of the antibody signal. There can, however, be no assurance that we will complete the development and testing process during the timeframe indicated.

Additionally, we have begun the research on a blood-based rapid HIV test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement with the CDC.

Our plans are to begin marketing our blood, oral fluid and urine rapid tests, in respective stages, in select markets during the fourth quarter of 2004 and the first quarter of 2005. Commercialization of these rapid HIV tests entails many steps and variables not under our control. We expect that different regulations and customs in each foreign country will further complicate the commercialization process. As a result, we are unable to predict with any certainty a timetable for the various steps and milestones required for the successful commercialization of our rapid HIV tests. Nevertheless, we believe that the primary milestones necessary to achieve commercialization of our rapid HIV tests include the following:

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

Based on our current understanding of the intellectual property landscape and the various regulatory processses, we do not expect to generate significant revenues, if any, from the sale of any rapid HIV test products during 2004. It will take at least six months from the time we commence the process to complete the regulatory approval process in China. Based on our understanding of the Chinese regulatory process, we expect to be able to begin taking orders in China as early as the first quarter of 2005. Depending on the manufacturing site chosen to manufacture products for importation into Russia, we may be able to commence a regulatory process of six to 12 months there in the third quarter of 2004. We expect Pacific Biotech, our Thailand manufacturer, to manufacture our rapid tests for distribution in Russia, Southeast Asia and certain parts of Africa, subject to regulatory approval in each jurisdiction. Products might be ready for market in Africa late in 2004 or early in 2005. While we cannot estimate the regulatory approval process in various other international markets, we are encouraged by the interest we have received in our proposed rapid HIV tests.

We continue to pursue the rights to intellectual property and related materials that will be necessary for the manufacture and sale of our rapid tests. In April 2004, we entered into a license and supply agreement with Adaltis, Inc. under which Adaltis will supply us with key HIV-1/2 peptides for use in our rapid tests. In June 2004, we signed a sublicense agreement with Abbott Laboratories, Inc. for certain worldwide rights to patents relating to the design, manufacture and sale of lateral-flow rapid diagnostic tests. Under the terms of the agreement, we were granted certain worldwide rights to use a family of patents known as the "Guire/Swanson" patents in both the professional and over-the-counter (OTC) markets. The technology underlying these patents is fundamental to all lateral-flow rapid diagnostic tests. We believe that obtaining the license to this patent suite is essential for our freedom to manufacture and sell our HIV rapid tests that were are currently in the process of commercializing in both the professional and OTC markets in the U.S. and around the world.

We believe that the key to our penetration of the Chinese market will hinge on the success of the Beijing Calypte Joint Venture with Marr Technologies Limited in obtaining regulatory approval for and manufacturing and marketing our rapid HIV test products in China. Early indications, based on meetings with high-level Chinese authorities in which both we and representatives of our joint venture partner participated, lead us to expect that there is great potential for significant revenues from the sale of rapid HIV tests in China. We expect to begin clinical trials later in the third quarter of 2004. Further, based on a memorandum of understanding with Beijing Tiantan Biological Products, Co., Inc. ("BTBP"), construction is underway on a Chinese manufacturing facility. BTBP manufactures multiple vaccines for both viral and bacterial infections and has experience in operating life-science quality manufacturing facilities and obtaining regulatory approvals for its products. Its parent company is the

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

National Vaccine & Serum Institute of the Peoples Republic of China, which currently owns over 66% of BTBP. We have also had similar indications of interest in our proposed rapid HIV tests in meetings with various Russian officials. After receiving regulatory approval, we visited local hospitals and voluntary testing centers in Africa during the third quarter of 2003 to determine how best to proceed with sales of our current urine ELISA tests there. As a result of these visits, we have determined that most of these installations, due to their limited infrastructure, can best utilize our rapid HIV tests. Even though many centers indicated a preference for urine testing, there is negligible demand for our current ELISA tests. The clinics and testing centers indicated that they preferred to wait for the rapid HIV tests.

Our operating cash burn rate for the three and six months ended June 30, 2004 and for the year ended December 31, 2003 averaged approximately $1.1 million per month. Our cash balance at June 30, 2004 reflects the remainder of the approximately $8.8 million in net proceeds we received from our May 2004 private placement. Additionally, we received approximately $1.4 million in net proceeds from our July 2004 private placement and have a commitment for approximately $3.6 million from the issuance of 9% promissory notes through December 31, 2004 under the amended Marr Credit Facility, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period expires. In the absence of any unanticipated material costs and expenses that are not factored into our cash flow projections, we believe that these resources will be adequate to sustain our operations at expected levels through 2004, during which time we expect to pursue the commercialization of our rapid HIV test products currently in development. Alternatively, we may seek to raise additional capital; however, we may not be able to obtain additional financing on acceptable terms, or at all.

Our cash flow requirements may vary materially from those now planned due to many factors, including, but not limited to, the progress of our research and development of our rapid HIV test products, the scope and timing of strategic alliances, the costs and timing of the expansion of our manufacturing capacity, the results of clinical testing, the magnitude of capital expenditures, changes in existing and potential relationships with business partners, the time and costs of obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and other necessary licenses, the cost and timing of expansion of sales and marketing activities, the timing of the commercial launch of our new rapid HIV test products, market acceptance of our new rapid HIV tests, competing technological and market developments, the ability to raise additional capital in a timely manner and other factors. Additionally, if, and as, we issue a promissory note under the Marr Credit Facility, the note would become due on May 31, 2005, further increasing our cash requirements.

There can be no assurance that subsequent additional financing, if and as necessary, will be available, or if it is available, that it would be on acceptable terms. The terms of an additional financing could involve a change of control and/or require stockholder approval, or could potentially trigger anti-dilution clauses that are contained in existing financing agreements. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when and if required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

      o Inventory Valuation We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since we have continued to incur negative gross profit on an annual basis, and have high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We increased the inventory of our urine screening test prior to transferring its manufacturing to our Rockville, MD facility; demand for this product could fall significantly below the historical levels on which the production was based, in which case we may have built excess inventory that we may have to dispose of at additional cost, or at a loss.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following represents selected financial data (in thousands):


                                                             Three months Ended       Six months Ended
                                                                  June 30,                June 30,
                                                             --------------------    --------------------
                                                               2004        2003        2004        2003
                                                             --------    --------    --------    --------

Total revenue                                                $    910    $    749    $  1,881    $  1,533
Product costs                                                   1,013       1,550       2,993       2,965
                                                             --------    --------    --------    --------

Gross Margin                                                     (103)       (801)     (1,112)     (1,432)

Operating expenses:

Research and development                                          573         335       1,114         649
Selling, general and administrative                             2,539       5,609       4,736       9,619
                                                             --------    --------    --------    --------
Total operating expenses                                        3,112       5,944       5,850      10,268
                                                             --------    --------    --------    --------

Loss from operations                                           (3,215)     (6,745)     (6,962)    (11,700)

Interest expense, net (primarily non-cash for all periods)       (233)     (1,258)       (530)     (2,772)

Minority interest in consolidated joint venture                   190          --         190          --

Other income (non-cash)                                            14          79          19         207
                                                             --------    --------    --------    --------

Loss before income taxes                                     $ (3,244)   $ (7,924)   $ (7,283)   $(14,265)
                                                             ========    ========    ========    ========


CUSTOMER TRENDS

ELISA Test Sales Sales of our EIA Screening Test accounted for 64% and 63% of our total sales for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. Sales of our Urine Western Blot supplemental test accounted for approximately 2% and 4% of our sales for the same periods, respectively. We do not expect significant changes in the level of sales or the purchasers of our current urine EIA screening test in the near future. We are, however, exploring opportunities for our EIA test in "next wave" countries such as China and Russia. Although we have no firm orders at this time, we have an adequate supply of the Chinese version of our urine EIA test kits to launch that business quickly upon receipt of additional regulatory approvals and the acceptance of orders. We expect that our rapid urine HIV tests, once completely developed and commercialized, will comprise an increasing proportion of our future sales, as we expand our distribution of these products internationally.

     Domestic Sales Sales of our EIA Screening Test to domestic life insurance reference laboratories accounted for 97% and 89% of screening test revenue for the first half 2004 and calendar year 2003, respectively. Reference laboratory sales were distributed among three laboratories during the first half 2004 and four laboratories during calendar 2003. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 19% to 60% during the first six months of 2004 and from 2% to 63% during 2003, with LabOne being our largest customer in both periods. In October 2003, LabOne acquired the smallest of our four reference laboratory customers, bringing the number of laboratories to which we sell to three. This acquisition has not to date, nor do we expect it to, have a material effect on our aggregate sales to reference laboratories. We sell our product to the reference laboratories who service over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one laboratory to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference laboratories must use our testing products to satisfy the demand of insurance companies desiring urine testing. Based on our recent multi-year agreement with LabOne, we do not expect to lose LabOne, or any of the other current reference laboratories, as a customer. However, should such a loss occur, the insurance companies using urine-based testing in their policy

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

     underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. We could, however, potentially lose a significant amount of business because insurance companies that rely on this large laboratory could switch to another form of testing, either blood or oral fluid, and remain with LabOne. Further, any disruption in the supply of this sole-source product would force our customers to find alternative testing solutions - either blood or oral fluid. In such a situation, it is unlikely that we could subsequently regain a material amount of this business. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in either period. We do not currently expect significant future sales of our current screening test in this market segment and, consequently, during the third quarter of 2003 we eliminated the sales force that had focused on this diverse and disaggregated market. Sales of our Urine Western Blot test are generally made to the same customers who purchase the EIA Screening Test.

     International Sales International sales of our EIA Screening Test are not currently a material component of our revenue. Although we have obtained approval of our EIA Screening Test in several international markets and we believe that such approvals validate the use of urine as a testing medium, we see little interest in our current format screening test in most international markets and project minimal revenues from their sale internationally in 2004. The distribution agreement with our Chinese distributor has been assumed by the Beijing Calypte Joint Venture, but as the distributor is unlikely to achieve the minimum purchase requirements, we do not expect to renew the agreement. We are attempting to expand our Chinese ELISA test approval, which may open new markets within the government sector in China. We have no firm commitments at this time, however. We are also seeking approval for our ELISA tests in Russia.

     We have initiated the technology transfer of our blood rapid product to Thailand, to be followed sequentially by oral fluid, and then urine. While we believe that our recently completed field trials in Thailand validated the technology for all of our rapid tests, we believe that the urine test can be improved prior to commercialization and are continuing our field evaluations of this product. Nevertheless, we are preparing for clinical trials in China for all three of the rapid test products. While we believe there is interest in our rapid HIV tests, the timing of revenues from our rapid HIV tests will be contingent upon completing our clinical trials, finalizing the acquisition of intellectual property rights, establishing manufacturing operations, initially in Thailand and China, obtaining the necessary regulatory approvals and developing or expanding distribution relationships, as more fully discussed in the comments on Guidance earlier in this Item 2.

     While many counties have their own regulatory  approval  processes,  others look to the results of WHO evaluations for guidance. The World Health Organization ("WHO") serves as both a quasi-regulatory body and a potential funding source for many developing countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of products for the diagnosis and treatment of HIV and AIDS. Calypte believes that a strong performance of the rapid urine tests in a WHO evaluation would be an equally, if not more, effective demonstration of the viability of urine testing for HIV antibodies as the evaluation we earlier contemplated for the EIA and Western Blot algorithm. We have been advised by WHO that its bulk procurement program for HIV tests focuses on diagnostic and blood donation screening tests capable of detecting the presence of both HIV-1 and HIV-2 antibodies. Although WHO has previously reported the results of its Phase 1 trials of Calypte's current HIV-1 EIA and Western Blot tests on its website, WHO has advised us that, in principle, it views those tests as suitable only for surveillance purposes and therefore not eligible for WHO's bulk procurement program. We anticipate, however, that certain countries will look to the results of WHO evaluations for guidance on the potential uses of urine tests and for this reason the Company wants to continue to work with WHO. In our view, the attributes of Calypte's planned HIV-1/2 rapid tests as discussed above for use with urine, blood and oral fluid samples will more closely match the needs of the developing world and, once evaluated by WHO, are more likely to meet its bulk procurement eligibility criteria. For these reasons, Calypte may request WHO either to put further evaluations of our EIA and Western Blot on hold or to drop them entirely in order to help WHO focus its limited resources on evaluation of the technology employed by the rapid tests.

Serum Western Blot Sales Sales of our Serum Western Blot supplemental test accounted for 36% and 32% of our revenues for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. In mid-April 2004, our primary domestic distributor for our serum Western Blot was acquired by another entity and informed us that it would no longer serve as a U.S. distributor of our product. We did not appoint a successor distributor and, while several of the former distributor's customers are now purchasing the serum Western Blot directly from us, we do not know how many of these customers will continue using our test. Furthermore, while the Western Blot supplemental test is key in the FDA-regulated testing algorithm today, it is unclear if, or when, rapid testing or other testing formats may substantially replace ELISA-based testing. If that trend occurs, the need for Western Blot supplemental tests may also be significantly reduced or eliminated.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003

Revenue for the second quarter of 2004 increased 22% or $161,000, to $910,000, compared with $749,000 for the second quarter of 2003. Sales of our EIA screening tests to domestic insurance company reference labs increased by $103,000 or nearly 23%. A significant portion of this increase is attributable to incremental purchases in excess of their standard amounts by two of our customers in conjunction with the shutdown of California operations as part of our manufacturing consolidation. Domestic EIA test sales through the direct diagnostic channel, as well as international EIA test sales, were insignificant during the second quarter in both 2004 and 2003. Revenue from the sale of our supplemental tests increased $60,000 or 21% during the second quarter of 2004 compared with the second quarter of 2003, primarily as a result of increased international sales, notably to our Brazilian distributor.

Of customers individually accounting for more than 10% of our revenue, two reference lab customers who primarily purchase our EIA screening test accounted for an aggregate of 53% and 49% of second quarter revenue in 2004 and 2003, respectively.

Gross margin improved to a loss of $103,000 (-11% of second quarter sales in 2004) from a loss of $801,000 (-107% of second quarter sales in 2003). During the first half of 2004, we produced inventory in our California location in excess of historical levels in anticipation of our shutdown of that facility in June 2004. As an FDA-regulated manufacturing entity, we incur a significant level of relatively fixed costs, including personnel-related costs, to operate and maintain our manufacturing facilities in compliance with Good Manufacturing Practices. Our personnel and overhead costs do not increase proportionally with increased production, so that spreading those costs over a greater number of units during periods of increased production results in lower unit costs. Additionally, related labor and overhead costs attributable to product held in inventory are allocated to inventory as an asset rather than being expensed during the period incurred. The increased level of production and the build-up of EIA inventory combined to result in a reduction of costs expensed in the second quarter of 2004, leading to an improvement in our gross margin. Partially offsetting the margin improvement resulting from the build-up and termination of EIA screening test production in California, gross margin attributable to our western blot manufacturing operations in Maryland decreased as that facility ceased its primary production activities during a portion of the first half of 2004 while it was being modified to produce the EIA screening test kits formerly manufactured in California. Because we maintained manufacturing staffing at generally normal levels and continued to incur other relatively fixed costs during this modification, we expensed most of these costs, as incurred, during the second quarter and our margins were negatively affected. The modifications to the Maryland facility were substantially completed by the end of the second quarter of 2004 and production has resumed.

Included in cost of sales, a component of gross margin, is royalty expense, which we pay on the sale of all of our products. Royalty expense was approximately $182,000 and $266,000 in the second quarter of 2004 and 2003, respectively. Our effective royalty rate varies based on our product mix, with the rate being higher on our EIA screening tests than on our urine or serum supplemental tests. Additionally, certain of our license agreements contain minimum royalty provisions which, in both 2004 and 2003, exceed amounts due based on the contractual percentage rates. In both 2004 and 2003, one licensor accepted shares of our common stock in satisfaction of discounted amounts due for one or more years in excess of the percentage royalty rate. The value of the common stock issued in each period was recorded as royalty expense.

Research and development expense increased $238,000 or 71% to $573,000 for the second quarter of 2004 from $335,000 for the second quarter of 2003. Approximately one-half of the increase relates to expenses incurred in connection with the field trials of our rapid HIV-1/2 tests in Thailand, including acquisition of specimens and product prototypes in preparation for clinical trials. An additional component of the increase relates to additional compensation and benefits expense attributable to new research and development personnel involved in developing our rapid tests.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Selling, general and administrative expense decreased by $3,070,000 or 55% to $2,539,000 during the second quarter of 2004 from $5,609,000 during the second quarter of 2003. The primary components of the decrease include

      o a decrease of approximately $2,950,000 in consulting and investor relations expenses, of which approximately $2,600,000 was non-cash expense recorded in connection with the issuance of warrants and options to consultants and other parties;

      o a decrease of approximately $800,000 in salary expense resulting from approximately $500,000 in costs incurred as a result of a Separation Agreement between the Company and a former executive during 2003 and the termination of substantially all of the domestic sales force in May 2003; offset by

      o expenses of approximately $388,000 associated with our Chinese joint venture which has been offset in arriving at our second quarter 2004 net loss by our minority partner's 49% interest in this venture;

      o approximately $200,000 in expenses attributable to the closure of our Alameda, California facility in June 2004;

      o an increase in travel expense of approximately $150,000 incurred primarily by Company executives for fundraising, investor relations and product development projects; and

      o     expense associated with the addition of a Corporate Compliance
            Officer.

The second quarter 2004 loss from operations of $3,215,000 reflects a 52% decrease compared with the $6,745,000 loss reported for the second quarter of 2003.

Net interest expense for the second quarter of 2004 decreased to $233,000 compared with $1,258,000 in the second quarter of 2003, a decrease of $1,025,000. The decrease is primarily the result of the conversion of a significant portion of the Company's convertible debt during the third quarter of 2003 and the accounting treatment applicable to the discounts and deferred offering costs associated with those debt instruments.

Six Months Ended June 30, 2004 and 2003

Revenue for the first half of 2004 increased by 23% or $348,000, from $1,533,000 in the first half of 2003 to $1,881,000 in the first half of 2004. Sales of Calypte's urine-based HIV-1 screening test in the first half of 2004 increased by $314,000 or 35%, from $896,000 to $1,210,000, compared with sales in the first half of 2003. The increase is almost entirely the result of increased sales to domestic life insurance reference laboratories. Over 60% of the increase relates to purchases by our largest customer, primarily during the first quarter of 2004. The remaining portion of the increase is attributable to incremental purchases in excess of their standard amounts by two of our customers during the second quarter of 2004 in conjunction with the shutdown of California operations as part of our manufacturing consolidation. Domestic EIA test sales through the direct diagnostic channel, as well as international EIA test sales, were insignificant during the first half of both 2004 and 2003. Revenue from the sale of our western blot supplemental tests increased $34,000 or 5% during the first half of 2004 compared with the first half of 2003. This increase is principally attributable to international sales, primarily to our Brazilian distributor.

Gross margin on sales improved by approximately $320,000 from a loss of $1,432,000 (-93% of sales for the first half of 2003) to a loss of $1,112,000 (-59% of sales for the first half of 2004). As noted in the discussion regarding the results of the second quarter of 2004 and 2003, during the first half of 2004, we produced inventory in our California location in excess of historical levels in anticipation of our shutdown of that facility in June 2004. As an FDA-regulated manufacturing entity, we incur a significant level of relatively fixed costs, including personnel-related costs, to operate and maintain our manufacturing facilities in compliance with Good Manufacturing Practices. Our personnel and overhead costs do not increase proportionally with increased production, so that spreading those costs over a greater number of units during periods of increased production results in lower unit costs. Additionally, related labor and overhead costs attributable to product held in inventory are allocated to inventory as an asset rather than being expensed during the period incurred. The increased level of production and the build-up of EIA inventory combined to result in a reduction of costs expensed in the second quarter of 2004, leading to an improvement in our gross margin for the first half of 2004. Partially offsetting the margin improvement resulting from the build-up and termination of EIA screening test production in California, gross margin attributable to our western blot manufacturing operations in Maryland decreased as that facility ceased its primary production activities during a portion of the first half of 2004 while it was being modified to produce the EIA screening test kits formerly manufactured in California. Because we maintained manufacturing staffing at generally normal levels and continued to incur other relatively fixed costs during this modification, we expensed most of these costs, as incurred, during the second quarter and our margins for that quarter were negatively affected. The modifications to the Maryland facility were substantially completed by the end of the second quarter of 2004 and production has resumed.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Research and development expense increased $465,000 or 72% from $649,000 in the first half of 2003 to $1,114,000 in the first half of 2004. Approximately one third of the increase is attributable to an increase in compensation and benefits expense for new personnel involved in our rapid test development. Additional components of the increase are costs associated with the field trials of our HIV-1/2 rapid tests in Thailand and to the acquisition of specimens and product prototypes required for clinical trials for our rapid test initiatives.

Selling, general and administrative expenses decreased by $4,883,000, from $9,619,000 in the first half of 2003 to $4,736,000 in the first half of 2003. Approximately $4.7 million of the decrease is attributable to a decrease in consulting and investor relations expenses, essentially all of which was non-cash expense recorded in connection with the issuance of warrants and options to various consultants providing investor relations, business development, marketing and operational effectiveness services which were willing to accept stock, warrants or options in lieu of cash for their services. An additional component of the decrease is the reduction of compensation and benefits expense resulting from termination of essentially all of the sales and marketing force during the second quarter of 2003. These decreases are partially offset by an increase in business development-related travel expenses, a charge for severance and closure costs in connection with the shutdown of the Alameda manufacturing facility during the second quarter of 2004; $388,000 in expenses associated with the Chinese joint venture, which has been offset in arriving at our second quarter 2004 net loss by our minority partner's 49% interest in this venture; and expenses associated with the addition of a Corporate Compliance Officer.

The loss from operations decreased by $4,738,000, from $11,700,000 in the first half of 2003 to $6,962,000 in the first half of 2004.

Net interest expense decreased by $2,242,000, from $2,772,000 for the first half of 2003 to $530,000 for the first half of 2003. The decrease is primarily the result of the conversion of a significant portion of the Company's convertible debt during the third quarter of 2003 and the and the accounting treatment applicable to the discounts and deferred offering costs associated with those debt instruments.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Subsequently, beginning in May 2002, the Company negotiated several new financings from which, through August 6, 2004, it has raised approximately $31.8 million in gross proceeds. The following table summarizes these financings by major category and the subsequent table provides the details of these financings.

            SUMMARY OF RECENT FINANCINGS - MAY 2002 TO AUGUST 6, 2004

                                                                    TOTAL SHARES
                                    GROSS PROCEEDS            NET         ISSUED
  FINANCING SOURCE                                       PROCEEDS

  8% Convertible Notes                     $ 3,232        $ 2,594       46,084.3
  Other Restart Financings                     750            730        2,720.3
  Mercator 12% and 10% Debentures(1)         4,550          3,650       37,529.5
  Marr 2003 Private Placements              12,500         11,900       28,333.3
  May 2004 PIPE                              9,300          8,769       23,250.0
  July 2004 PIPE                             1,488          1,384        3,720.0
                                         ---------      ---------      ---------

    Total                                $  31,820      $  29,027      141,637.4
                                         =========      =========      =========


      (1) At August 6, 2004, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.2 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders of these 12% convertible debentures claim a transaction date which we dispute. These debentures have not yet been converted pending resolution of the transaction date dispute, which may impact the number of shares of our stock to which the holder is entitled upon conversion. See Legal Proceedings and Note 12 to Detail of Financings.


            DETAIL OF RECENT FINANCINGS - MAY 2002 TO AUGUST 6, 2004

                                                                                                  CALYPTE           SHARES
FINANCING TYPE AND                       CONVERSION       GROSS         NET       TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                               FEATURE      PROCEEDS      PROCEEDS       DATE          PRICE         REDEEMED (3)
------------                               -------      --------      --------       ----          -----         ------------

8% CONVERTIBLE NOTES                        Lesser of

Alpha Capital Aktiengesellshaft          (i) $3.00 or       $500                     5/24/02        $ 3.60         7,260.7/ $500
Stonestreet Limited Partnership           (ii) 70% of       $500                     5/24/02        $ 3.60         7,075.7/ $500
Filter International Ltd.                 the average       $150                     5/24/02        $ 3.60         2,452.4/ $150
                                                   of
Camden International Ltd.                the 3 lowest       $350                     5/24/02        $ 3.60         5,279.1/ $350
Domino International Ltd.                  trades for       $150                     5/24/02        $ 3.60         1,767.4/ $150
                                                   30
Thunderbird Global Corporation                   days       $ 75                     5/24/02        $ 3.60          1,083.1/ $75
BNC Bach International Ltd.                 preceding       $200                     5/24/02        $ 3.60         2,463.8/ $200
Excalibur Limited Partnership              conversion       $200                     5/24/02        $ 3.60         1,678.9/ $200
Standard Resources Ltd.                                     $100                     5/24/02        $ 3.60         1,542.5/ $100
SDS Capital International Ltd.                              $300                     7/10/02       $ 10.20         4,189.8/ $300
Camden International Ltd.                                   $100                     7/10/02       $ 10.20         1,707.9/ $100
Excalibur Limited Partnership                               $250                     7/24/02        $ 6.60         4,238.3/ $250
Stonestreet Limited Partnership                             $250                     8/21/02        $ 3.90         4,042.2/ $250
Alpha Capital Aktiengesellshaft                             $107                      5/9/03        $ 0.63         1,302.5/ $107
                                                            ----                                                   -------------

   Total 8% Convertible Notes                             $3,232       $2,594                                   46,084.3/ $3,232
                                                          ======       ======                                   ================

OTHER RESTART FINANCINGS:

10% CONVERTIBLE NOTE

BNC Bach International Ltd. (Note:         50% of the      $ 150      $ 150        5/14/02             $4.20       2,217.8/ $150
   on 7/14/02 the maturity date was      average of 3                                              $10.80 on
   extended until 12/31/02; on                 lowest                                               7/14/02;
   December 27, 2002, the maturity        closing bid                                               $1.92 on
   date was extended until January         prices for                                              12/27/02;
   15, 2003; on January 15, 2003 the          22 days                                               $1.80 on
   maturity date was extended until         preceding                                               1/15/03;
   March 17, 2003, on March 17, 2003       conversion                                               $1.50 on
   the maturity date was extended                                                                   3/17/03;
   until April 4, 2003; on April 2,                                                                 $0.99 on
   2003, the maturity date was                                                                        4/2/03
   extended until May 5, 2003; on                                                                   $0.75 on
   April 30, 2003, the maturity date                                                                 4/30/03
   was subsequently extended until
   May 10, 2004)(5)

8% CONVERTIBLE DEBENTURES

Su So                                      80% of the      $ 100         $ 90        6/17/02         $4.20        36.7 (4)/ $100
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




            DETAIL OF RECENT FINANCINGS - MAY 2002 TO AUGUST 6, 2004

                                                                                                  CALYPTE           SHARES
FINANCING TYPE AND                       CONVERSION       GROSS         NET       TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                               FEATURE      PROCEEDS      PROCEEDS       DATE          PRICE         REDEEMED (3)
------------                               -------      --------      --------       ----          -----         ------------

Jason Arasheben                            70% of the      $ 100         $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                         lower of the
                                              average
                                          closing bid
                                             or trade
                                            price for
                                           the 5 days
                                            preceding
                                          conversion,
                                         but not less
                                           than $3.00

PIPE AT $1.50 PER SHARE

Careen Ltd.                                 $1.50 per      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited               share      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
                                                           -----        -----                                       ----------

    Total Other Restart Financings

                                                           $ 750        $ 730                                      2,720.3/ $350
                                                           =====        =====                                      =============

MERCATOR 12% AND 10% DEBENTURES (2)

12% CONVERTIBLE DEBENTURES

Mercator Momentum Fund, L.P. ($2,000       85% of the      $ 550     $345 (6)        9/12/02         $3.00       4,866.4(4)/$550
total commitment)                          average of
                                         the 3 lowest
Mercator assigned its rights to:              trading
   Alpha Capital AG                        prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                   the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                        trading days
   Goldplate Investment Partners            preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)            conversion        570          570         9/1/03        $0.498         5,181.8/ $570
                                                    (8)    -----        -----
                                                           1,870        1,665
   Dr. Khalid Ahmed                                           50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                               20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                          20           20        10/2/03(12)    $1.310                     -
   Southwest Resource Preservation                                                   10/2/03(12)    $1.310
     Inc.                                                     40           40                                                  -
                                                       ---------    ---------
                                                          $2,000       $1,795                                   18,199.8/ $1,940
                                                       ---------    ---------

Mercator Momentum Fund, L.P.               80% of the       $300         $260       10/22/02         $3.90         0/ $300 (7)
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




            DETAIL OF RECENT FINANCINGS - MAY 2002 TO AUGUST 6, 2004

                                                                                                  CALYPTE           SHARES
FINANCING TYPE AND                       CONVERSION       GROSS         NET       TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                               FEATURE      PROCEEDS      PROCEEDS       DATE          PRICE         REDEEMED (3)
------------                               -------      --------      --------       ----          -----         ------------


Mercator Momentum Fund L.P.  (10)          70% of the       $300         $245        4/29/03        $0.825       3,475.7/ $300
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $1.20

Mercator warrant                            $3.00 per         $0           $0       10/22/02         $3.90                   0
                                                share
10% CONVERTIBLE DEBENTURES

Mercator Focus Fund, L.P. (10)             80% of the     $1,000         $510        1/14/03         $1.92     7,941.1/ $1,000
                                           average of                     (6)
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $3.00

Mercator Momentum Fund, L.P. (10)          80% of the       $450         $440        1/30/03         $1.86       2,857.7/ $450
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $3.00

Mercator Focus Fund, L.P. (10)                              $400                     3/13/03         $1.47       3,428.9/ $400
 Mercator Momentum Fund III, L.P.          65% of the        100                                                 1,626.3/ $100
                                           average of       ----                                                 -------------
                                         the 3 lowest       $500         $400                                    5,055.2/ $500
                                              trading       ----         ----                                    -------------
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $2.10

   Total Mercator Debentures                              $4,550       $3,650                                   37,529.5/ $4,490
                                                          ======       ======                                   ================

MARR PRIVATE PLACEMENTS

PIPE AT $0.30 PER SHARE
Marr Technologies B.V. (9)(11)             $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                               share
PIPE AT $0.50 PER SHARE
Marr Technologies B.V. (9)(11)             $0.50 per      $10,000     $9,600        9/1/03          $0.498            20,000.0
                                                          -------     ------                                          --------
                                               share

 Total Marr Private Placements                            $12,500    $11,900                                          28,333.3
                                                          =======    =======                                          ========




            DETAIL OF RECENT FINANCINGS - MAY 2002 TO AUGUST 6, 2004

                                                                                                  CALYPTE           SHARES
FINANCING TYPE AND                       CONVERSION       GROSS         NET       TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                               FEATURE      PROCEEDS      PROCEEDS       DATE          PRICE         REDEEMED (3)
------------                               -------      --------      --------       ----          -----         ------------


MAY 2004 PRIVATE PLACEMENT

 PIPE AT $0.40 PER SHARE (13)                  Units
    SF Capital Partners LP                 issued at       $4,000        $3,720       5/28/04        $0.50           10,000.0
    Marr Technologies BV             $0.40 including        3,000         2,910       5/28/04        $0.50            7,500.0
    Proximity Fund LP                     shares and          500           465       5/28/04        $0.50            1,250.0
    Proximity Partners LP             5 year warrant          500           465       5/28/04        $0.50            1,250.0
    MTB Small Cap Growth Fund            exercisable          500           465       5/28/04        $0.50            1,250.0
    MTB Multi Cap Growth Fund               at $0.50          500           465       5/28/04        $0.50            1,250.0
    Bridges & PIPES LLC                    per share          300           279       5/28/04        $0.50              750.0
                                                           ------       -------                                      --------
       Total May 2004 PIPE                                 $9,300       $ 8,769                                      23,250.0
                                                           ======       =======                                      ========

JULY 2004 PRIVATE PLACEMENT

 PIPE AT $0.40 PER SHARE (13)                  Units
    Sunrise Equity Partners, L.P.          issued at        $ 750          $698        7/9/04       $0.615            1,875.0
    Amnon Mandelbaum                 $0.40 including           80            74        7/9/04       $0.615              200.0
    David I. Goodfriend                 shares and 5            8             7        7/9/04       $0.615               20.0
                                        year warrant
    TCMP3 Partners                    exercisable at          150           140        7/9/04       $0.615              375.0
    United Capital Partners, LLC           $0.50 per          500           465        7/9/04       $0.615            1,250.0
                                               share       ------       -------                                      --------


       Total July 2004 PIPE                               $ 1,488       $ 1,384                                       3,720.0
                                                          =======       =======                                       =======


      (1) The 8% Convertible Notes, the Other Restart Financings, the Mercator 12% and 10% Debentures and warrants, and the Common Stock underlying MTBV's 2003 PIPE's, the May 2004 and the July 2004 PIPEs were issued under exemptions provided by Regulation S or Regulation D. With the exception of Marr Technologies B.V., which is an affiliate of the Company based on its August and September 2003 PIPE investments and participation in the May 2004 PIPE, none of the entities listed above is or has been an affiliate of the Company. Other than Marr Technologies B.V. and SF Capital Partners Ltd., all of the listed investors were subject to ownership limitations restricting their ownership of our stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

      (2) At August 6, 2004, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.2 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. See also Note 12.

      (3) On July 18, 2003, the registration statement for 52,500,000 shares underlying the 8% Convertible Notes, the Other Restart Financings and $1,300,000 of the Mercator 12% and 10% Convertible Debentures became effective (File No. 333-106862). As a result of a decline in the market price of our stock subsequent to the effective date of the July 2003 registration statement, the number of shares registered was insufficient to permit the complete conversion of the notes and debentures into registered shares. The shares underlying certain of the convertible securities have become eligible for resale under Rule 144, and certain investors have availed themselves of that eligibility to convert restricted shares issued pursuant to conversions into free-trading shares. On July 8, 2004, the registration statement for 83,056,050 shares underlying Marr Private Placements, the May 2004 PIPE, certain of the Mercator 12% Convertible Debentures, approximately 12.2 million additional shares attributable to financings included in the July 2003 registration statement and approximately 3.3 million shares issued or issuable to vendors consultants and other parties who agreed to accept shares of our Common Stock in lieu of cash became effective (File No. 333-116491). On July 28, 2004, the registration statement for 6,472,800 shares of our Common Stock underlying the July 2004 PIPE and related warrants became effective (File No. 333-117439).

      (4) Includes fee shares.

      (5) On April 30, 2003, when the market price of the common stock was $0.75, we and BNC Bach amended the conversion price to eliminate a conversion price ceiling of $1.50 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004. BNC Bach subsequently converted the outstanding principal and accrued interest into shares of our common stock.

      (6) Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. We registered shares underlying $1,300,000 of the total $2,000,000 commitment in July 2003 and the shares underlying the final $700,000 of this commitment are included in this registration statement.

      (7) In conjunction with the issuance of the $1 million 10% convertible debenture to Mercator Focus Fund, L.P., we used the proceeds to repay the $0.3 million outstanding principal balance of the 12% convertible debenture previously issued to Mercator Momentum Fund, L.P. plus accrued interest. The balance of costs incurred represents transactional and legal fees.

      (8) On March 31, 2003, when the market price of our Common Stock was $0.885, we amended the conversion price to eliminate a conversion price floor of $1.50 per share in return for an extension of time in which to register the shares of common stock underlying the various Mercator financings.

      (9) The Securities Purchase Agreements for both transactions between the Company and Marr Technologies B.V. require that we provide cost-free registration rights to Marr; however, Marr is subject to a one-year lock-up provision following the transaction date with respect to the shares purchased.

      (10) On January 14, 2004, when the market price of our common stock was $0.60, we extended the maturity date of the following debentures until July 14, 2004:

      o 10% Convertible Debenture dated January 14, 2003 issued to Mercator Focus Fund, LP
      o 10% Convertible Debenture dated January 30, 2003 issued to Mercator Momentum Fund, LP
      o 10% Convertible Debentures dated March 13, 2003 issued to Mercator Focus Fund, and
      o 12% Convertible Debenture dated April 29, 2003 issued to Mercator Momentum Fund, LP.

In return for the extension of the maturity dates, we agreed to pay an extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee is payable 1% in cash and 1% in shares of our common stock. Additionally, we agreed to file a registration statement including the shares potentially applicable to the conversion of the outstanding debenture balances by no later than April 29, 2004. On April 23, 2004, when the market price of our Common Stock was $0.625, we and the various Mercator Funds agreed to extend until May 14, 2004 the period for filing the registration statement including the shares issued or potentially issuable upon conversion. On May 7, 2004, when the market price of our common stock was $0.48 per share, we and the various Mercator Funds agreed to further extend from May 14, 2004 until 21 days following the closing of a private placement of equity financing of at least $5,000,000, but in any case to no later than June 30, 2004, the period in which we are required to file a registration statement including shares of our common stock issued or potentially issuable upon conversion. Such shares were included in our June 15, 2004 registration statement, which was declared effective on July 8, 2004. All of the subject convertible debentures were converted prior to the extended maturity date.

      (11) On January 23, 2004, when the market price of our common stock was $0.695, we and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of our common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, we agreed to include in our next registration statement an aggregate of 28,333,333 shares of our common stock purchased by Marr in PIPE transactions in the third quarter of 2003. On April 23 2004, when the market price of the Common Stock was $0.625, we MTBV agreed to extend until May 14, 2004 the period for filing the registration statement including the shares issued to MTBV upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. On May 7 2004, when the market price of our common stock was $0.48 per share, MTBV agreed to further extend from May 14, 2004 until 21 days following the closing of a private placement of equity financing of at least $5,000,000, but in any case to no later than June 30, 2004, the period in which we are required to file a registration statement including shares of our common stock issued to MTBV upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. Such shares were included in our June 15, 2004 registration statement, which was declared effective on July 8, 2004.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


       (12) The holder claims an earlier transaction date, which we dispute. This debenture has not yet been converted Assuming immediate conversion at the earlier, disputed transaction date, the number of shares of common stock issuable to Logisticorp and Southwest Resource Preservation would be 213,903 and 427,807, respectively. While not necessarily agreeing to issue the number of shares calculated as issuable based on the disputed transaction date, we registered that number of shares of Common Stock in our June 15, 2004 registration statement pending resolution of the dispute. The ultimate resolution of the transaction date dispute may determine the number of shares of our stock to which the holder is entitled upon conversion. See Legal Proceedings.

       (13) In conjunction with the May 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 35% of the number of shares purchased by the investor. In conjunction with the July 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 70% of the number of shares purchased by the investor. The shares issued pursuant to the May 2004 PIPE and the July 2004 PIPE and the related warrants for each have an anti-dilution feature that will require us to issue additional shares to the PIPE investors and modify their warrants if we subsequently issue additional equity at a per share price of less than $0.40 for a period of one year from the respective closing dates, except under the provisions of previously outstanding convertible debt, option plans, or option or warrant agreements.

On November 13, 2003, when the market price of our common stock was $0.88 per share, the Company and Marr, our largest stockholder, entered into an agreement in which Marr agreed to provide us up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes we may issue to Marr on an as-needed basis (the "Notes"). Each Note would bear interest at the rate of 5% per annum and have a 12-month term. The Marr Credit Facility was available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility is proportionally reduced by the amount of any equity financing we obtain during the term of the Marr Credit Facility. Marr has participation rights in any such equity financing on the same terms as the other investors. The Marr Credit Facility provided for earlier termination as of March 31, 2004, if we failed to have our common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As consideration for the Marr Credit Facility, we issued to a party designated by Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant is immediately exercisable and expires two years after issuance on November 12, 2005.

On March 19, 2004, when the market price of our common stock was $0.575 per share, we and Marr amended the Marr Credit Facility to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have our common stock listed on an established stock exchange by March 31, 2004. As additional consideration for the amendment of the Marr Credit Facility, we issued to a party designated by Marr an additional warrant to purchase 400,000 shares of our common stock at an exercise price of $0.46 per share. This warrant is immediately exercisable and expires two years from its date of issuance on March 18, 2006.

On May 26, 2004, when the market price of our Common Stock was $0.46 per share, we and Marr again amended the Marr Credit Facility whereby Marr has committed to purchase up to $5,000,000 of Promissory Notes that we may issue through December 31, 2004. Any Notes issued pursuant to this second amendment will bear interest at 9% per annum and will have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility will be reduced by the amount of any equity financing we obtain after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds from the May 2004 Private Placement. Accordingly, the commitment has been reduced to approximately $3.6 million as a result of the closing of the July 2004 PIPE. At August 6, 2004, the Company has issued no Notes under the Marr Credit Facility. As consideration for the extension of the commitment period reflected in the second amendment of the Marr Credit Facility, we issued to Marr a warrant to purchase 500,000 shares of our Common Stock at an exercise price of $0.40 per share. This warrant is immediately exercisable and expires two years from its date of issuance on May 26, 2006. The shares underlying these three warrants were included in our June 15, 2004 registration statement

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Warrants, Options and Stock Grants

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

On August 20, 2003, when the price of the Company's stock was $0.18 per share, the Company issued consulting contracts to two consultants pursuant to which it issued warrants for 100,000 shares each, exercisable at $0.18 per share. The warrants were non-cancelable and fully-vested at the date of issuance. At August 6, 2004, the consultants had exercised none of the warrants.

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

In May 2004, when the price of the Company's stock was $0.465 per share, the Company issued warrants to purchase 150,000 shares of its common stock at an exercise price of $0.50 as a portion of the compensation under a consulting contract. The warrants were exercisable immediately and remain so for a period of five years. At August 6, 2004, the consultant had not exercised any portion of the warrant.

In June 2004, when the price of the Company's stock was $0.52 per share, the Company issued 250,000 shares of its common stock to a consultant who had agreed to accept shares of stock as compensation under a consulting agreement.

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

Summary of Financing Activities

To successfully implement our business plan, we must obtain sustainable cash flow and profitability. We believe that our currently available cash balances and the approximately $3.6 million of funds which will be available from the commitment under the Marr Credit Facility, as amended, if necessary and if our Board of Directors unanimously approves issuance of a promissory note under the Marr Credit Facility before it expires on December 31, 2004, will be adequate to sustain our operations at current levels through 2004. Alternatively, we may seek to raise additional capital; however, we may not be able to obtain additional financing on acceptable terms, or at all. If we elect to issue notes under the Marr Credit Facility and if sufficient funds are not available from our operations to repay a promissory note issued under the Marr Credit Facility when due, we may need to arrange additional financing, attempt to extend or otherwise modify the promissory note or make other arrangements. There can be no assurance that additional financing would be available, or it if is available, that it would be on acceptable terms. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our new rapid tests, acquisition and protection of intellectual property rights, costs of developing our new products, ability to transfer technology, set up manufacturing and obtain regulatory approvals of our

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


new rapid tests, market acceptance of all our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital in a timely manner.

Our longer-term liquidity and capital requirements are dependent on factors similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2004 and 2005. Consequently, we cannot predict the adequacy of our capital resources on a long-term basis. There can be no assurance that we will achieve or sustain profitability or positive cash flows in the future. In addition, there can be no assurance that subsequent additional financings, if and as necessary, would be available to us on a timely basis, or that if it is available, that it would be on acceptable terms, if at all. The terms of additional financing could involve a change of control and/or require stockholder approval, or could require us to obtain waivers of certain covenants that are contained in existing agreements. We would or might be required to consider strategic opportunities, such as merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when and if required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Registration Statements on Form SB-2

We were contacted by the San Francisco District Office of the SEC on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the SEC regarding the Company. The staff requested, among other things, documents related to certain press releases we issued. We voluntarily provided the information sought by the SEC and have cooperated with the SEC in connection with its informal inquiry. Independently, the Audit Committee of our Board of Directors investigated the matter and retained outside counsel to assist in its investigation by reviewing the press releases and related information that were the subject matter of the SEC's informal inquiry letter. The Audit Committee completed its investigation and reported the results of its investigation and associated recommendations to the Board of Directors. Counsel for the Audit Committee advised the Audit Committee and the Board of Directors that the results of their investigation, interviews and review of documents provided in response to the SEC's informal inquiry letter indicated no evidence of management malfeasance with respect to its inquiry. While the SEC has advised us that the inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, we informed our former independent auditors, KPMG LLP ("KPMG") of the inquiry, and they informed us that they could not complete their quarterly review of our interim financial statements contained in our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 or audit our financial statements for our fiscal year ended December 31, 2003 until such time as our Audit Committee had completed its investigation related to the Commission's informal inquiry letter, the same was reviewed by KPMG, and KPMG was satisfied that, in its opinion, an adequate investigation was conducted and appropriate conclusions were reached and actions taken.

Subsequently, by letter dated July 14, 2004, the SEC Division of Enforcement notified us that the informal inquiry has been terminated and that no enforcement action has been recommended by the Commission at this time.

The interim financial statements contained in a Form 10-QSB are required to be reviewed under Statement of Auditing Standards No. 100 ("SAS 100") by an independent public accountant pursuant to Item 310(b) of Regulation S-B. We filed our Form 10-QSB for the quarterly period ended September 30, 2003 within the time permitted, on November 14, 2003, without KPMG having completed its SAS 100 review. On December 23, 2003, the Company dismissed KPMG as independent auditors for the Company, effective immediately. The decision to dismiss KPMG was recommended by the Audit Committee of the Board of Directors. As of the date of KPMG's dismissal, KPMG had advised us that, in KPMG's opinion, the conditions necessary for KPMG to complete its review had not yet been satisfied. At the time of KPMG's dismissal, the Audit Committee had completed its investigation, had reported the results of its investigation and associated recommendations to the Board of Directors, and the Board of Directors had approved such recommendations. In addition, at such time, counsel for the Audit Committee had advised us that it had commenced to provide information to KPMG concerning the investigation conducted, the conclusions reached and the actions taken by the Company.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


On December 24, 2003, upon approval of the Audit Committee of the Board of Directors, we engaged Odenberg Ullakko Muranishi & Co. LLP ("OUM") to audit the consolidated financial statements of the Company for the two years ended December 31, 2003 and 2002 and to review the interim financial statements of the Company contained in its amended Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003. OUM completed its SAS 100 review associated with the Form 10-QSB/A (No.1) for the quarterly period ended September 30, 2003 that we filed on January 29, 2004.

Although we filed an amended Form 10-QSB on which OUM completed an SAS 100 review, the staff of the SEC has taken the position that our initial Form 10-QSB was deficient because the required review was not completed on a timely basis. That means that we are viewed as not being current in our filings under the Securities Exchange Act of 1934. Accordingly, having been determined to be deficient in our periodic filings, we are, therefore, ineligible to use Forms S-2 or S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months following January 29, 2004. We are currently eligible to use either Form S-1 or Form SB-2 to register for resale common stock or other securities we may issue.

Operating Activities

During the six months ended June 30, 2004 and 2003, the Company used cash of $7.0 million and $5.0 million, respectively, in its operations. In both periods, the cash used in operations was primarily for manufacturing and marketing the Company's complete urine-based HIV-1 testing method, for developing its rapid
HIV tests that are currently being commercialized and for other research, selling, and general and administrative expenses of the Company.

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

                    RISKS RELATED TO OUR FINANCIAL CONDITION

If We are Unable to Obtain Additional Financing When and If Required We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We believe that the aggregate of approximately $10.2 million of net proceeds of our 2004 private placements and the availability of approximately $3.6 million of borrowing capability from 9% promissory notes that we may issue through December 31, 2004 under the terms of the amended Marr Credit Facility will be adequate to sustain our operations at expected levels through 2004. There can, however, be no assurance that such resources will be adequate. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our current or potential new products, including our rapid tests, or that we will achieve significant improvements in the efficiency of our manufacturing processes. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future. In the absence of adequate resources from current working capital and existing financing, we would need to raise additional capital to sustain our operations. In that case, we would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, require us to obtain waivers of certain covenants that are contained in existing agreements and/or trigger anti-dilution protection clauses contained in existing financing agreements that would result in substantial dilution to our existing stockholders.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

As of June 30, 2004 our accounts payable totaled $2.0 million, of which $1.3 million was over sixty days old. We currently have primarily cash-only arrangements with suppliers and certain arrangements require that we pay down certain outstanding amounts due when we make a current payment. These past due payments vary monthly depending on the items purchased and have ranged from approximately $50,000 to $200,000 per month. As of June 30, 2004 we have accrued an aggregate of approximately $399,000 in royalty obligations to our patent licensors, of which approximately $279,000 were past due. The licenses attributable to past due royalty payments relate to technology utilized in both our urine EIA screening test and our supplemental urine and serum tests. Because of the interdependence of the screening and supplemental tests in our testing algorithm, the inability to use any one of the patents could result in the disruption of the revenue stream from all of our products. While at this time we are current with our payment plans for past-due amounts, if we are unable to maintain sufficient working capital, our ability to make payments on past due negotiated royalty obligations, make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. Additionally, certain vendors and service providers with whom we have not currently arranged payment plans have or may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payment is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the six months ended June 30, 2004 was $7.3 million and for the year ended December 31, 2003 was $26.5 million; our accumulated deficit at June 30, 2004 was $135.1 million. We expect operating losses to continue during 2004 and perhaps beyond, as we complete the development and begin commercializing our rapid tests, complete our manufacturing restructuring and consolidation, and conduct additional research and development for product improvements and clinical trials on potential new products.

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

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Our common stock has traded as low as $0.11 per share and as high as $1.80 per share in the twelve months ended June 30, 2004. We believe that some of the factors leading to the volatility include:

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

     o certain world conditions, such as SARS, an economic downturn or terrorist attacks; and

     o    anti-American sentiment in certain international markets.

Our Registration of a Significant Amount of Our Outstanding Stock and the Availability of a Significant Number of Shares Eligible for Future Sale May Have a Negative Effect on the Trading Price of Our Stock.

At June 30, 2004, investors in our common stock held approximately 71 million shares of restricted stock, of which approximately 41.0 million shares related to acquisitions of our common stock by Marr Technologies BV ("Marr"), the provider of our 9% promissory note credit facility and our largest stockholder, through their participation in private placements in 2003 and 2004 and conversion of debentures. Approximately 15.75 million additional shares were related to issuances of restricted shares of our common stock to other participants in our May 2004 private placement; another 11.6 million restricted shares were related to issuances pursuant to our convertible notes and debentures and an additional 2.6 million shares were related to issuances under contracts and agreements under which we have received goods and services. Further, in the May 2004 private placement we issued warrants that are immediately exercisable or exercisable on 61 days' notice that could result in the issuance of an additional 8.8 million shares. Additionally, we could be required to issue approximately 2.4 million additional shares of our common stock if the holders of currently outstanding convertible debentures or various warrant holders elected to convert the remaining principal and accrued interest of their debentures or exercise their outstanding warrants. We registered essentially all of the outstanding restricted shares as of June 30, 2004 and the shares underlying the outstanding convertible debentures and warrants in a registration statement that we filed on June 15, 2004 and that was declared effective on July 8, 2004. Although certain of the Marr agreements require that Marr hold approximately 28.2 million of its its shares for one year following their purchase, essentially all of the other shares are now freely tradable or would be so upon the conversion of the debentures or exercise of the warrants. Futhermore, investors in our July 2004 private placement currently hold approximately 3.7 million shares of our common stock and immediately exercisable warrants to purchase an additional 2.6 million shares. We registered all of the outstanding shares of common stock that we issued in the July 2004 private placement and the common stock underlying the related warrants in a registration statement that we filed on July 16, 2004 that was declared effective on July 28,

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


2004. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through August 6, 2004, we have issued approximately 168.0 million shares of our common stock and raised approximately $140 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of the Company's common stock from 200 million to 800 million. Although we have no plans to do so, at August 6, 2004, we have the ability, without further stockholder approval, to issue in excess of 500 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we have issued and may continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2003, we issued warrants, options and stock bonuses for nearly 19.8 million shares, including approximately 10.0 million shares from employee benefit plans and the 2003 Non-Qualified Stock Option Plan, in payment for consulting services. In the first half of 2004, we issued approximately 882,000 additional shares in payment for consulting services. In addition to the potential dilutive effect of a large number of shares and a relatively low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Our Stockholders May Experience Substantial Dilution as a Result of Our Recent PIPE Financings and the Anti-Dilution Provisions Contained Therein or as a Result of Future Financings.

The current market price of our common stock and the price at which investors in our May 2004 PIPE and our July 2004 PIPE purchased shares of our common stock is significantly higher than the book value of our common stock. Had the 2004 PIPE transactions occurred in aggregate as of June 30, 2004, the investors would have invested, net of fees, an amount equal to approximately $14.8 million in excess of our total stockholders' equity as of that date, but would own only approximately 16% of our outstanding common stock.

Although we believe that we have sufficient funds to continue our operations through 2004, we may need to arrange additional financing to fund our operations in 2005 or thereafter. There can be no assurance that additional financing would be available, or it if is available, that it would be on acceptable terms. Additionally, the shares issued pursuant to the May 2004 PIPE and the July 2004 PIPE and the related warrants for each have an anti-dilution feature that will require us to issue additional shares to the PIPE investors and modify their outstanding warrants if we subsequently issue additional equity at a per share price of less than $0.40 for a period of one year from the respective closing dates, except under the provisions of previously outstanding convertible debt, option plans, or option or warrant agreements. If we find it necessary to issue additional common stock to fund our operations in the year following the May
2004 PIPE and the July 2004 PIPE, all of our stockholders will experience dilution; if the terms of the potential future financing require that we issue shares of our common stock at a price of less than $0.40 per share, holders of our common stock prior to the 2004 PIPEs will experience even greater proportional dilution.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

                          RISKS RELATED TO OUR BUSINESS

We May Be Unsuccessful in Implementing Our Consolidation, Development and Marketing Plans as Anticipated.

We are in the process of consolidating our manufacturing facilities in a single facility at our Rockville, Maryland location. In addition to internal validation and comparability studies that we conduct in conjunction with our manufacturing consolidation, the FDA must approve our facility changes and urine EIA manufacturing operations in Rockville before we will be permitted to sell urine EIA tests manufactured at that facility in the US. If the consolidation does not

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


continue to proceed as planned, or if the FDA does not approve the facility changes on the timeline anticipated, the anticipated cost reductions as well as increased efficiencies may not occur. There can be no assurance that we will successfully complete the commercialization of our HIV rapid tests or that our international marketing efforts with respect to these tests will result in significant additional sales. Additionally, there can be no assurance that we will be able to successfully negotiate government or private-sector contracts for mass-testing applications. Consequently, our current financial resources and available financing may be inadequate, and we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

In conjunction with our manufacturing consolidation, we expect that we will be unable to produce our HIV-1 Urine EIA product for sale in the US until we complete the required validation and comparability studies at our Rockville facility that will be necessary for FDA review and approval. We expect FDA review and approval of our Rockville facility to be completed during the first quarter of 2005. We believe we have manufactured sufficient inventories of our HIV 1 Urine EIA test to continue to satisfy expected customer orders during the transition period. We have considered historical sales levels and the length of time required to complete the consolidation and obtain FDA approval in determining the amount of inventory required to bridge the transition period. Demand could significantly exceed historical levels, and consolidation of operations or FDA approval could take longer than expected. If one or more of these events occur, then our transition inventory may not be sufficient to supply customer orders and we may lose business that we may find difficult, or impossible, to replace. Alternatively, demand could fall significantly below historical levels, in which case we will have built excess inventory that we may have to dispose of at additional cost, or at a loss.

Our Customers May Not Be Able to Satisfy Their Contractual Obligations and We May Not Be Able to Deliver Our Products as a Result of the Impact of Conditions Such as Severe Acute Respiratory Syndrome ("SARS") or Other World Events.

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

Our business model and future revenue forecasts call for a significant expansion of sales in the People's Republic of China as well as in Russia and Africa upon successful completion of the rapid product evaluation and regulatory approval. Should conditions beyond our control, such as SARS, redirect attention from the worldwide HIV/AIDS epidemic, our customers' ability to meet their contractual purchase obligations or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms that are not substantially dilutive to our stockholders, or we may have to curtail our operations, or both.

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

     o the timing and size of purchases by our laboratory customers, distributors or joint venture partners;

     o    introductions of alternative means for testing for HIV by competitors;

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


     o changes in the way requlatory authorities evaluate HIV testing, including supplemental testing of the domestic blood supply; and

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

The research and development process generally takes a significant amount of time and money from inception to commercial product launch. This process is conducted in various stages. During each stage there is a substantial risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a product in which we have invested substantial amounts of money.

During the year ended December 31, 2003 and in the first six months of 2004, we incurred $1.5 million and $1.1 million, respectively, in research and development expenses. We expect to incur even more significant costs as a result of our research and development activities in the future.

A primary focus of our efforts has been, and is expected to continue to be, rapid HIV tests, that are in the process of being commercialized. However, there can be no assurance that we will succeed in our commercialization of these tests or in our research and development efforts with respect to other rapid tests or other technologies or products.

Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Additional development efforts on these products will be required before any regulatory authority will review them. Regulatory authorities may not approve these products for commercial sale. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product, or we may be unable to obtain the requisite licenses to sell the product or to qualify for a government tender, which are often requirements in third world countries where the greatest need and largest market for HIV diagnostic testing exists.
Accordingly, if we fail to develop commercially successful products, or if competitors develop more effective products or a greater number of successful new products, or there are governmental limitations affecting our ability to sell our products, customers may decide to use products developed by our competitors. This would result in a loss of revenues and adversely affect our results of operations, cash flows and business.

We Have Limited Experience Selling and Marketing Our HIV-1 Urine ELISA Tests and No Experience Marketing a Rapid Test.

Our urine-based ELISA products incorporate a unique method of determining the presence of HIV antibodies and we have limited experience marketing and selling them either domestically or internationally. Further, we have no experience marketing and selling blood or oral fluid products. Our company's success depends upon alliances with third-party international distributors and joint venture partners and upon our ability to penetrate expanded markets. There can be no assurance that:

     o our international distributors and joint ventures will successfully market our products;

     o    our domestic selling efforts will be effective;

     o we will obtain any expanded degree of market acceptance among physicians, patients or health care payors; or others in the medical or public health community, including governments and humanitarian funding sources critical in may international markets, which are essential for acceptance of our products; or

     o if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


We have had FDA approval to market our current urine HIV-1 screening and supplemental tests in the United States and have been marketing these products since 1998. We have not yet introduced either an HIV-1/2 product or a rapid point of care test, both of which are necessary in many areas of the world. Further, we have not achieved significant market penetration with our current ELISA tests within domestic or international markets. A disruption in our distribution, sales or marketing network could reduce our sales revenues and cause us to either cease operations or expend more resources on market penetration efforts than are available to us without affecting other parts of our business.

We Currently Depend Upon the Viability of Three Primary Products -- Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our current products. Our sales of these products for the six months ended June 30, 2004 increased by approximately 23% compared to the comparable period in 2003. There can be no assurance, however, that such a trend will continue and, even with the increase, we still incurred a loss from operations for the first half of 2004. If we cannot profitably introduce new products on a timely basis and if these products and our screening and supplemental tests fail to achieve market acceptance or generate significant revenues, we may have to cease operations.

We May Not be Able to Successfully Develop and Market New Products That We Plan to Introduce.

We plan to develop and/or commercialize other urine-based, serum-based and oral-fluid based diagnostic products including rapid HIV-1/2 screening tests and tests for other infectious diseases or health conditions. We are also transfering technology from the Centers for Disease Control and Prevention ("CDC") for an HIV ELISA incidence test and plan to develop, along with the CDC, a blood-based rapid HIV test for diagnostic and surveillance purposes. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products, successfully transfer the technology for commercial-scale manufacturing to either internal, joint venture or outsourced manufacturers or meet regulatory requirements or resolve potential patent licensing or government distribution licensing requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

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

As appropriate, we intend to file patent applications and obtain patent protection for our proprietary technology. These patent applications and patents will cover, as applicable, compositions of matter for our products, methods of making those products, methods of using those products, and apparatus relating to the use or manufacture of those products. We will also rely on trade secrets, know-how, and continuing technological advancements to protect our proprietary technology. There is, however, no assurance that we will be successful in obtaining any patent protection.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

We are Dependent Upon Patents, Licenses and Other Proprietary Rights From Third Parties.

To facilitate development and commercialization of a proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties. Obtaining and maintaining such licenses may require the payment of substantial amounts. In addition, we currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum- and urine-based supplemental tests under a licensing agreement with National Institutes of Health. We will require license agreements from certain of these parties or other patent holders for technologies used in our rapid tests and other potential new products. As of June 30, 2004 we had accrued an aggregate of approximately $279,000 in past due royalty obligations to our patent licensors. In the event our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized in the event of a default in payment of royalties. Specifically, during the 2003 calendar year and the first six months of 2004, revenues subject to the New York University, Cambridge Biotech and Texas A&M license agreements were $2.0 million and $1.2 million, respectively, and revenues subject to the National Institutes of Health agreement were $1.3 million and $0.7 million in calendar 2003 and in the first six months of 2004, respectively. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

The Sales Potential for the Rapid Test Products We Are Developing Will be Affected by Our Ability to Obtain Certain Licenses.

There are two primary factors that will affect the specific countries in which we will be able to sell our rapid HIV tests that we are commercializing and, therefore, the overall sales potential of the tests. One factor is whether we can arrange a sublicense or distribution agreement related to patents for detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent a small fraction of the known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. Access to a license for one or more HIV-2 patents may be necessary to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

In the event that it is determined that a license is required and it is not possible to negotiate a license agreement under a necessary patent, our ability to manufacture and sell our rapid products may be delayed or limited. In such case, we may be able to modify our rapid tests such that a license would not be necessary. However, this alternative may not be possible, or, if feasible, it could delay or limit our ability to sell our rapid test products, which would adversely affect our results of operations, cash flows and business.

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

We Have Limited Experience in Manufacturing Our Products and Little Experience in Manufacturing Our Products In Commercial Quantities.

Turnover among our manufacturing personnel as a result of our consolidation of the operations into our Rockville facility has necessitated the hiring of new manufacturing personnel. Such turnover has, in the past, resulted in material production difficulties including problems involving:

     o    scaling up production of new products;

     o    developing market acceptance for new product;

     o    production yields;

     o    quality control and assurance;

     o    raw material supply; and

     o    shortages of qualified personnel.

The current consolidation of manufacturing operations to our Rockville facility, technology transfer and manufacturing transitions and scale-ups in which we may engage in the future could affect our ability to meet increases in demand should our products gain market acceptance and could impede the growth of our sales revenues.

In an Effort to Scale Up Our Manufacturing Capacity Quickly, We May Engage Contract Manufacturers to Produce Some of Our Products, Including Our Rapid Tests Currently Under Development.

Outsourcing some of our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, but it may also subject us to problems in such areas as:

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

Following the anticipated commercialization of our rapid HIV tests, we believe that sales to international distributors and/or joint ventures will generate a significant portion of our revenues for the next several years. We believe that our urine and oral fluid-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. However, sales to international customers accounted for only 5% of our revenue in our fiscal year ended December 31, 2003 and less than 1% of our revenue in the first six months of 2004. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

     o    the imposition of government controls (regulatory approval);

     o    export license requirements;

     o    domestic license requirements;

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

     o the financial stability of our distributors and/or their expertise in obtaining local country regulatory approvals;

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


     o    establishing market awareness; and

     o external conditions such as regional conflicts or health crises resulting from SARS.

Some of our distributors have limited international marketing experience. There can be no assurance that these distributors will be able to successfully market our products in foreign markets. Any such failure will delay or disrupt our plans to expand our business.

The Chinese Government Could Change Its Policies Toward Private Enterprises or Even Nationalize or Expropriate Them, Which Could Result in the Total Loss of Business in That Country.

We have established a joint venture in China and are currently planning to sell both our existing products and our rapid products that we are in the process of commercializing through it. Our business in China is subject to political or economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past decade, the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization. The Chinese government may choose to end these policies or alter them significantly to our detriment with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of taxation, restrictions on currency conversion, restrictions or devaluations of currency, nationalization or other expropriation of private enterprises could have a material adverse effect on our business in China. Nationalization or expropriation could result in the total loss of business in China.

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 6, 2004, we face exposure to changes in the price of our common stock as it relates to the conversion price of the remaining aggregate of $60,000 principal of 12% convertible debentures issued in October 2003.

These debentures are convertible into shares of the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. The holders of these convertible debentures claim an earlier transaction date which the Company disputes. These debentures have not yet been converted pending resolution of the transaction date dispute, which may determine the number of shares of the Company's stock to which the holder is entitled upon conversion, without regard to the current market price of the Company's common stock. Based on current market prices for its stock as of August 6, 2004, the Company would be required to issue approximately 0.2 million shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. See also Legal Proceedings.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision of and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

Not applicable.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 24, 2003, we were informed that one of our former vendors, Validation Systems, Inc. ("Validation"), had commenced an action in Santa Clara County Superior Court on an open book account in the amount of $79,614, incurred between April 1999 and July 2002 and which we accrued, concurrently, plus $20,156 in interest, at the rate of 10% per annum until payment, wherein it has claimed that it rendered services related to the validation of biomedical equipment and processes at our facilities. We contested the claim as the alleged services claimed by Validation were not performed in a timely fashion and were, thus, unusable. On September 9, 2003 the Court dismissed Validation's lawsuit against us due to the failure of Validation's counsel to appear at a mediation status review and to respond to an order to show cause regarding the failure to appear. Validation filed a motion to vacate this dismissal on grounds of inadvertence, mistake, surprise and excusable neglect. The Court vacated the dismissal and reinstated the case at a hearing on December 2, 2003 in return for Validation's payment of fees incurred by us in connection with Validation's failure to appear. Additonally, the Court ordered the parties to mediation. In June 2004, following the mediation, we agreed to settle the claim for $80,000. The parties have executed formal settlement documents and we have made the agreed upon settlement payment.

A claim has been made by Logisticorp, Inc. ("Logisticorp") and Southwest Resource Preservation, Inc. ("Southwest") with respect to an aggregate of $60,000 of 12% Convertible Debentures assigned to Logisticorp and Southwest by a debenture holder. Logisticorp's and Southwest's claim is that each tendered their respective conversion notice requests in August, 2003 and that as a result of their separate notices of election to convert their debentures, that Southwest is entitled to receive 427,807 registered shares of common stock, and Logisticorp 213,903 registered shares of common stock for an aggregate of 641,710 shares of common stock. Additionally, Logisticorp claims damages in the sum of at least $235,000, and Southwest claims damages in the sum of at least $471,000, or an aggregate of at least $706,000. The Company has advised
Logisticorp and Southwest that it disputes their claims with respect to the conversion notice date, the conversion price and the number of shares based upon the formula in the debenture and the registration rights for the underlying shares. The Company has proposed a possible resolution of the claims.

ITEM 2.    CHANGES IN SECURITIES

During the most recent three years, the Company completed private placements of shares of its Common Stock in April 2000, November 2001, August 2002, August 2003, September 2003; May 2004 and July 2004 and issued $1.1 million face value of convertible debentures in January 2001; issued $425,000 face value of 12% convertible debentures in February 2002 and an additional $100,000 face value to the same party and under the same terms in May 2002; and in May 2002 also issued $2.225 million face value of 8% convertible notes and a $0.150 million 10% convertible promissory note. In June 2002, the Company issued a $0.1 million face value 8% convertible debenture. In July 2002, the Company issued an additional $0.1 million face value 8% convertible debenture and $0.650 million of additional 8% convertible notes. In August 2002, the Company issued an additional $0.250 million face value 8% convertible note. In September 2002, the Company issued a $550,000 face value 12% convertible debenture. In January 2003, the Company issued $1.450 million face value 10% convertible debenture. In March 2003, the Company issued an aggregate of $0.5 million face value in two 10% convertible debentures; in April 2003, it issued a $0.300 million face value 12% convertible debenture; in July 2003, it issued a $0.750 million face value 12% convertible debenture; in September 2003, it issued a $0.570 million face value 12% convertible debenture; and finally, in October 2003, it issued an aggregate of $0.130 million face value 12% convertible debenture. Earlier, in January 2001, the Company entered into a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. Upon the termination of that facility, the Company entered into a second equity line facility in August 2001. These transactions are discussed in greater detail in "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Form 10-QSB.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


The shares sold in each of the private placements prior to 2002 and pursuant to the equity line of credit facility were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 as amended ("Securities Act"). Shares were sold only to accredited investors as defined in Rule 501 of the Securities Act and, with the exception of shares in the private placements in November 2001 and August 2002, were registered for resale by such investors on Forms S-3 filed on March 30, 1999, and March 13, 2000 for the private placements and on Form S-2 filed on January 25, 2001 and subsequently amended on February 9, 2001 and March 5, 2001 for the first equity line of credit. Shares sold pursuant to the second equity line were registered for resale by the investor on a Form S-2 filed on October 26, 2001. Shares issued in the November 2001 private placement were also sold to accredited investors but the transfer of the securities did not include registration rights; pursuant to Rule 144 of the Securities Act the transfer of these securities will be restricted for twelve months from the date of purchase. Shares sold in the August 2002 private placement were sold to accredited investors pursuant to Regulation S. Shares sold in the August and September 2003 private placements were sold to accredited investors pursuant to Regulation S. Shares sold in the May 2004 private placement were sold to accredited investors pursuant to Regulation D and Regulation S. Shares sold in the July 2004 private placement were sold to accredited investors pursuant to Regulation D. The debenture holder in the January 2001 $1.1 million transaction was also an accredited investor as defined by Rule 501 of the Securities Act and the Company registered for resale shares that were converted pursuant to the debenture agreements on Form S-3 filed on April 13, 2001. The proceeds from each private placement, from each of the debentures, and from the equity lines of credit have been used to finance operations.

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

On July 31, 2003, when the market price of the Company's stock was $0.18 the Company announced that it had entered into a financing agreement with Marr Technologies Limited ("Marr"), an accredited investor, in which the Company would issue 8,333,333 shares of its common stock priced at $0.30 for an aggregate of $2.5 million pursuant to Reg. S. The sale closed August 1, 2003. On September 2, 2003, when the market price of the Company's stock was $0.82, the Company announced that it had entered into an additional $10 million equity financing agreement with Marr in which the Company would issue 20 million restricted shares of its common stock priced at $0.50 per share. The sale closed on September 2, 2003. The Company filed a Registration Statement on Form SB-2 for the common stock underlying both of these transactions on June 15, 2004 that was declared effective on July 8, 2004. Marr has agreed to hold the stock for one year from each respective purchase date.

In September 2003, the Company issued a $570,000 face value 12% convertible debenture, representing the fourth tranche of the September 2002 $2.0 million commitment. In October 2003, the Company issued an aggregate of $130,000 face amount of 12% convertible debentures to four investors, representing the fifth and final tranche of the September 2002 commitment. These debentures were sold to accredited investors under Regulation S. The agreements provided cost-free registration rights to the holders of the debentures for the registration of the underlying conversion shares of the Company's common stock. The Company filed a Registration Statement on Form SB-2 for the common stock underlying both of these transactions on June 15, 2004 that was declared effective on July 8, 2004.

On May 28, 2004, when the market price of its Common Stock was $0.50 per share and pursuant to Regulations S and D, the Company issued 15,750,000 restricted shares of its Common Stock and warrants to purchase the its Common Stock in an amount equal to 35% of the number of shares purchased to 6 unaffiliated investors and received gross proceeds of $6,300,000. Under the terms of the Marr Credit Facility, which provides Marr a right of first refusal to participate in subsequent financings on the same terms as other investors, Marr invested $3,000,000 in this private placement and the Company issued 7,500,000 restricted shares of its Common Stock and warrants to purchase the its Common Stock in an amount equal to 35% of the number of shares purchased to Marr. In accordance with the subscription agreements, the Company issued warrants to purchase an aggregate of 8,137,500 shares of its Common Stock to the investors, including Marr, and warrants to purchase an additional 630,000 shares of its Common Stock pursuant to placement agent agreements. The warrants are exercisable at a price of $0.50 per share for a period of two years from the May 28, 2004 date of issuance.

On July 9, 2004, when the market price of the Company's Common Stock was $0.615 per share and pursuant to Regulation D the Company issued 3,720,000 restricted shares of its Common Stock and warrants to purchase the its Common Stock in an amount equal to 70% of the number of shares purchased to 5 unaffiliated investors and received gross proceeds of $1,488,000. In accordance with the subscription agreements, the Company issued warrants to purchase an aggregate of 2,604,000 shares of its Common Stock to the investors and warrants to purchase an additional 148,800 shares of its Common Stock pursuant to placement agency agreements. The warrants are exercisable at a price of $0.50 per share for a period of five years from the July 9, 2004 date of issuance.

The securities purchase agreements for the May 2004 and the July 2004 private placements provide the investors with participation rights on the same terms and conditions as other investors in any subsequent financing transactions the Company may complete within one year of the closing of the respective placements. The securities purchase agreements also contain anti-dilution provisions that could require the Company to issue additional shares of common stock to the investors if it raises additional equity financing at a price below $0.40 per share in the year following the closing of the May 2004 or July 2004 PIPE transactions. The Company included the shares issued in the May 2004 and July 2004 private placements and the shares underlying the warrants for each in the registration statement it filed on June 15, 2004 and which was declared

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


effective on July 8, 2004. The proceeds of both the May 2004 private placement and July 2004 private placement have been or will be used for general corporate purposes.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its 2004 Annual Meeting of Stockholders on June 22, 2004, at which its stockholders voted on the following proposals:

     1. To elect six directors of the Company to hold office until the next Annual Meeting of Stockholders or until their successors are elected and have been qualified;

     2. To vote on the proposed adoption of the 2004 Incentive Plan and to authorize 30,000,000 shares of Common Stock to be issued thereunder;

     3 To ratify the appointment by the Audit Committee of the Board of Directors of Odenberg Ullakko Muranishi & Co. LLP as independent auditors for the fiscal year ending December 31, 2004.

         The record date for determining stockholders eligible to vote at the meeting was May 3, 2004. On the record date, there were 140,169,087 shares of the Company's common stock outstanding and eligible to vote. There were present at the meeting, in person or by proxy, holders of 111,383,249 shares, representing 79.5% of the common stock outstanding.

         Each nominee for the Board of Directors was re-elected at the 2004 Annual Meeting. The following number of votes was cast for and against each nominee:

                                                            FOR         AGAINST
                                                            ---         -------
Anthony J. Cataldo...................................    110,251,840   1,131,409
John J. DiPietro.....................................    103,568,027   7,815,222
Paul E. Freiman......................................    110,871,027     512,222
Julius R. Krevans, M.D...............................    110,871,027     512,222
Zafar Randawa, Ph.D..................................    110,871,027     512,222
Maxim A. Soulimov....................................    110,836,661     546,588


         The stockholders also approved the two remaining proposals. The following votes were tabulated:

                                                                        BROKER
                                 FOR         AGAINST      ABSTAIN      NON-VOTE
                                 ---         -------      -------      --------
Proposal 2................    48,828,839    2,630,618     131,084     59,792,708
Proposal 3................   110,947,937      307,329     127,982              1


Dr. Zafar I. Randawa resigned from the Board of Directors effective June 30, 2004, citing personal reasons and time constraints. Accordingly, the Board of Directors was reduced in size to 5 members.

ITEM 5.    OTHER INFORMATION - SUBSEQUENT EVENTS

Conversion of debentures

On July 12, 2004, when the market price of the Company's common stock was $0.58 per share, Mercator Momentum Fund converted the remaining $91,597 principal balance of its January 2003 10% convertible debenture and the remaining $6,113 principal balance of its April 2003 12% convertible debenture plus related accrued interest and extension fees for each into 285,276 registered shares of the Company's common stock. The shares undelying these debentures were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Additional Financing

On July 9, 2004, when the market price of the Company's Common Stock was $0.615 per share and pursuant to Regulation D, the Company issued 3,720,000 restricted shares of its Common Stock and warrants to purchase its Common Stock in an amount equal to 70% of the number of shares purchased to 5 unaffiliated investors and received gross proceeds of $1,488,000. In accordance with the subscription agreements, the Company issued warrants to purchase an aggregate of 2,604,000 shares of its Common Stock to the investors and warrants to purchase an additional 148,800 shares of its Common Stock pursuant to placement agency agreements. The warrants are exercisable at a price of $0.50 per share for a period of five years from the July 9, 2004 date of issuance.

The securities purchase agreements for the July 2004 PIPE provide the investors with participation rights on the same terms and conditions as other investors in any subsequent financing transactions the Company may complete within one year of the closing of this placement. The shares issued pursuant to the July 2004 PIPE and the related warrants also contain anti-dilution provisions that will require the Company to issue additional shares of its common stock to the PIPE investors and modify their outstanding warrants if the Company raises additional equity financing at a price below $0.40 per share in the year following the closing of the PIPE transaction, except under the provisions of previously outstanding convertible debt, option or warrant agreements. The Company included the shares issued in the July PIPE and the underlying warrant shares in its July 16, 2004 registration statement on Form SB-2, which was declared effective on July 28, 2004.

Under the terms of the Marr Credit Facility as amended in May 2004, the commitment made by Marr to purchase up to $5,000,000 of 9% promissory notes that the Company may issue through December 31, 2004 is reduced by the net proceeds of the July 2004 PIPE. Accordingly, the remaining commitment under the Marr Credit Facility is currently approximately $3.6 million. At August 6, 2004, the Company has issued no notes under the Marr Credit Facility.

Informal Inquiry by the SEC

By letter dated July 14, 2004, the SEC Division of Enforcement notified the Company that the informal inquiry being conducted by its staff has been terminated and that no enforcement action is recommended by the Commission at this time.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

        *10.150 Sublicense Agreement between the Company and Abbott Laboratories dated June 28, 2004.
         31.1 Certification of Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       * Confidential treatment has been requested with respect to portions of this Exhibit.

b. Reports on Form 8-K

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Form 8-K  regarding  Item 5.  Other  Materials  Events,  filed  April 9,  2004 -
     Announcement of the appointment of Maxim A. Soulimov, Director of Legal Affairs of Global Corporate Ventures Ltd., as a member of the Company's Board of Directors effective April 2, 2004, including the Company's press release dated April 6, 2004.

Form  8-K  regarding  Item 5.  Other  Materials  Events,  filed  June 1,  2004 -
     Announcing the completion of a $9.3 million private placement of the Company's common stock to accredited investors on May 28, 2004, including the Company's press release dated June 1, 2004.

Form 8-K/A (No. 1) regarding Item 5. Other Materials Events,  filed June 3, 2004
     - Announcing the second amendment of the Marr Credit Facility resulting in a commitment by Marr Technologies BV to purchase up to $5,000,000 of 9% promissory notes that the Company may issue during the period June 1, 2004 through December 31, 2004.

Form 8-K  regarding  Item 5.  Other  Materials  Events,  filed  June 24,  2004 -
     Announcing the quality certification to ISO Standard 13485 received by the Company's Rockville, MD manufacturing facility and the relocation of the Company's headquarters offices to Pleasanton, California following the closure of its Alameda, California operations.

Form  8-K  regarding  Item 5.  Other  Material  Events,  filed  July  1,  2004 -
     Announcing the resignation of Zafar I. Randawa, Ph.D. as a member of the Company's Board of Directors effective June 30, 2004.

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

                                CALYPTE BIOMEDICAL CORPORATION
                                (Registrant)

Date: August 6, 2004            By: /s/ Richard D. Brounstein
                                    -----------------------------------------
                                    Richard D. Brounstein
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)