Form 10QSB
period 2004-09-30
CALYPTE BIOMEDICAL CORP
filed 2004-11-12
CIK 899426

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                            -----------------------

                                   FORM 10-QSB

                            -----------------------
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                               Yes [X]   No [ ]

     The registrant had 169,325,169 shares of common stock outstanding as of
                               November 12, 2004.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   Financial Information

          Item 1.  Consolidated Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets as of
                   September 30, 2004 and December 31, 2003................  3

                   Condensed Consolidated Statements of Operations
                   for the Three Months and Nine Months Ended
                   September 30, 2004 and 2003.............................  4

                   Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2004 and 2003...........  5

                   Notes to Condensed Consolidated Financial
                   Statements..............................................  7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................... 16

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk............................................. 55

          Item 4.  Controls and Procedures................................. 55

PART II.  Other Information

          Item 1.  Legal Proceedings....................................... 56

          Item 2.  Changes in Securities................................... 56

          Item 4.  Submission of Matters to a Vote of Security Holders..... 59

          Item 5.  Other Information - Subsequent Events................... 59

          Item 6.  Exhibits and Reports on Form 8-K........................ 59

SIGNATURES          ....................................................... 60

         PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                    September 30, December 31,
                                                                                        2004         2003
                                                                                     ---------    ---------
                                                                                    (Unaudited)
                                        ASSETS
Current assets:
      Cash and cash equivalents                                                      $   4,504    $   5,084
      Accounts receivable, net of allowance of $36 at
         September 30, 2004 and December 31, 2003                                          159          369
      Inventory                                                                          2,423        2,153
      Prepaid expenses                                                                     400          872
      Deferred offering costs, net of accumulated
         amortization of $333 at December 31, 2003                                           -           14
      Other current assets                                                                  38           63
                                                                                     ---------    ---------
            Total current assets                                                         7,524        8,555

Property and equipment, net                                                              1,213          727
Intangible assets                                                                        2,844          150
Other assets                                                                               644           85
                                                                                     ---------    ---------
                                                                                     $  12,225    $   9,517
                                                                                     =========    =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses                                          $   5,476    $   4,313
      Notes and debentures payable, net of discount of $30 and $90
         at September 30, 2004 and December 31, 2003, respectively                          30          868
      Capital lease obligations - current portion                                          152            9
      Deferred revenue                                                                     500          500
                                                                                     ---------    ---------
            Total current liabilities                                                    6,158        5,690

Capital lease obligations - non-current portion                                            346            8
Other long term liabilities                                                                 80          149

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at September 30, 2004 and December 31, 2003;
   100,000 shares issued and outstanding at September 30, 2004 and
   December 31, 2003; aggregate redemption and liquidation value of
   $1,000 plus cumulative dividends                                                      2,786        2,696

Minority interest in consolidated joint venture                                              -           57
                                                                                     ---------    ---------
            Total liabilities                                                            9,370        8,600
                                                                                     ---------    ---------


Commitments and contingencies

Stockholders' equity (deficit):
      Preferred stock, $0.001 par value; 5,000,000 shares authorized;                        -            -
         no shares issued or outstanding
      Common stock, $0.03 par value; 800,000,000 shares authorized at
         September 30, 2004 and December 31, 2003; 169,301,932 and
         136,300,885 shares issued and outstanding as of
         September 30, 2004 and December 31, 2003, respectively                          5,079        4,089
      Additional paid-in capital                                                       136,731      124,699
      Deferred compensation                                                                 (4)          (7)
      Accumulated deficit                                                             (138,951)    (127,864)
                                                                                     ---------    ---------
            Total stockholders' equity                                                   2,855          917
                                                                                     ---------    ---------
                                                                                     $  12,225    $   9,517
                                                                                     =========    =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                         Three months ended       Nine months ended
                                                                            September 30,            September 30,
                                                                       ----------------------    ----------------------
                                                                          2004         2003         2004         2003
                                                                       ---------    ---------    ---------    ---------
        Revenues:
           Product sales                                               $     361    $     897    $   2,242    $   2,430
                                                                       ---------    ---------    ---------    ---------

        Operating expenses:
           Product costs                                                   2,095        1,750        5,088        4,714
           Research and development costs                                    509          304        1,623          953
           Selling, general and administrative costs (non-cash
             of $45 and $461 for the three months and nine months
             ended September 30, 2004, respectively and non-cash of
             $1,165 and $6,354 for the three months and nine months
             ended September 30, 2003, respectively)                       1,800        2,754        6,536       12,371
                                                                       ---------    ---------    ---------    ---------
             Total operating expenses                                      4,404        4,808       13,247       18,038
                                                                       ---------    ---------    ---------    ---------
               Loss from operations                                       (4,043)      (3,911)     (11,005)     (15,608)

        Interest income (expense), net (non-cash of $ 68 and $(407)
           for the three months and nine months ended September 30,
           2004, respectively  and non-cash of $(3,168) and $(5,655)
           for the three months and nine months ended September 30,           79       (3,282)        (451)      (6,054)
           2003, respectively)

        Minority interest in consolidated joint venture                      156            -          346            -

        Other income, net (non-cash)                                           6          (30)          25          174
                                                                       ---------    ---------    ---------    ---------
               Loss before income taxes                                   (3,802)      (7,223)     (11,085)     (21,488)

        Income taxes                                                           -            -            2            2
                                                                       ---------    ---------    ---------    ---------
               Net loss                                                   (3,802)      (7,223)     (11,087)     (21,490)

        Less dividends on mandatorily redeemable Series A preferred
           stock                                                               -          (30)           -          (90)
                                                                       ---------    ---------    ---------    ---------

        Net loss attributable to common stockholders                   $  (3,802)   $  (7,253)   $ (11,087)   $ (21,580)
                                                                       =========    =========    =========    =========
        Net loss per share attributable to common stockholders
           (basic and diluted)                                         $   (0.02)   $   (0.11)   $   (0.07)   $   (0.75)
                                                                       =========    =========    =========    =========
        Weighted average shares used to compute net loss per share
           attributable to common stockholders (basic and diluted)       167,703       68,862      150,950       28,796
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                   --------------------
                                                                                                     2004        2003
                                                                                                   --------    --------
           Cash flows from operating activities:
           Net loss                                                                                $(11,087)   $(21,490)

           Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                             300         402
              Amortization of deferred compensation                                                       1           3
              Non-cash interest expense attributable to:
                Amortization of debenture discounts and charge for beneficial conversion feature         59       4,469
                Amortization of deferred offering costs                                                  14         921
                Liquidated damages due to delayed registration of stock underlying convertible         (205)        540
                debentures
                Dividends on mandatorily redeemable Series A preferred stock                             90           -
              Non-cash loss (gain) on settlement of trade debt                                            -          55
              Fair market value of common stock warrants, options and bonuses granted                 1,364       6,575
              Gain on repurchase of beneficial conversion feature                                         -        (128)
              Warrant liability adjustment                                                                -        (275)
              Loss on sale of equipment                                                                   2          55
              Minority interest in joint venture                                                       (347)          -
              Changes in operating assets and liabilities:
                Accounts receivable                                                                     210          23
                Inventory                                                                              (270)       (579)
                Prepaid expenses and other current assets                                               131      (1,232)
                Deferred offering costs and other assets                                               (173)     (1,719)
                Accounts payable and accrued expenses                                                   982       1,048
                Other long-term liabilities                                                             (69)      1,623
                                                                                                   --------    --------

                  Net cash used in operating activities                                              (8,998)     (9,709)
                                                                                                   --------    --------

           Cash flows from investing activities:
              Proceeds from sales of equipment                                                           16           -
              Investment in intangibles                                                              (1,350)          -
              Purchase of equipment                                                                    (804)       (266)
                                                                                                   --------    --------

                  Net cash used in investing activities                                              (2,138)       (266)
                                                                                                   --------    --------

           Cash flows from financing activities:
              Proceeds from sale of stock                                                            10,832      16,979
              Expenses related to sale of stock                                                        (757)       (677)
              Net proceeds from issuance of notes and debentures                                          -       3,223
              Repayment of notes and debentures                                                           -        (735)
              Proceeds from issuance of capital lease                                                   500           -
              Principal payments on capital lease obligations                                           (19)         (2)
                                                                                                   --------    --------

                  Net cash provided by financing activities                                          10,556      18,788
                                                                                                   --------    --------

           Net increase (decrease) in cash and cash equivalents                                        (580)      8,813

           Cash and cash equivalents at beginning of period                                           5,084         147
                                                                                                   --------    --------

           Cash and cash equivalents at end of period                                              $  4,504    $  8,960
                                                                                                   ========    ========

                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (in thousands)

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                    -----------------------------
                                                                                                        2004           2003
                                                                                                    -------------- --------------
           Supplemental disclosure of cash flow activities:
              Cash paid for interest                                                                  $       67     $       37
              Cash paid for income taxes                                                                       2              2

           Supplemental disclosure of non-cash activities:
              Dividend on mandatorily redeemable Series A preferred stock                                      -             90
              Common stock grants                                                                              -            435
              Conversion of notes and debentures payable and accrued interest to common stock              1,047          8,230
              Fair market value of warrants issued in conjunction with debenture                               -             81
              Beneficial conversion feature, net of write off upon conversion                                  -          1,986
              Fair value of warrants issued in connection with May and July 2004 PIPE                      6,042              -
              Common stock issued for intangible assets and equipment                                        469              -
              Accrued interest converted to note payable                                                       -            148


           See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


(1)   THE COMPANY AND BASIS OF PRESENTATION

Calypte Biomedical Corporation ("Calypte" or the "Company") develops, manufactures and markets in vitro diagnostic tests primarily for the detection of antibodies to the Human Immunodeficiency Virus ("HIV") and other sexually transmitted and infectious diseases. We have historically focused our business on urine-based screening and supplemental tests for use in laboratories. By integrating several proprietary technologies, we developed urine HIV antibody tests, the Calypte urine-based enzyme immunoassay ("EIA") HIV Type 1 ("HIV-1") screening test and the Cambridge Biotech urine-based HIV-1 western blot ("Urine Western Blot") supplemental test. We also manufacture and market the Cambridge Biotech serum-based western blot ("Serum Western Blot") supplemental test for detecting HIV-1 antibodies in serum and our recently introduced BED incidence test that can be used to identify those regions and the populations within those regions where HIV transmission is occurring most recently. Our revenues are currently generated from sales of these products, which we refer to collectively as our "ELISA tests." The ELISA tests are manufactured in formats that make them most suitable for high-volume laboratory settings.

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

Our business is also involved in developing new test products for the rapid detection of HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), and other infectious diseases. Rapid tests provide test results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in lesser developed countries which lack the medical infrastructure to support laboratory based testing. We have recently completed initial field trials of our serum, oral fluid and urine rapid HIV-1/2 antibody assays in Thailand. We plan to initiate clinical trials in pursuit of regulatory approvals for these tests and to complete the technology transfer and begin international manufacturing of these products. We anticipate that our primary focus for the current and longer-term future will be completing the development and commencing the commercialization of our rapid test products, both internationally and domestically.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the two year period ended December 31, 2003 included in its Form 10-KSB filed with the SEC on March 30, 2004.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

During the first three quarters of 2004, Calypte incurred a net loss of $11.1 million and its accumulated deficit at September 30, 2004 was $139.0 million. In this time period, the Company has completed two private placements of its common stock with 12 accredited investors and received aggregate net proceeds of approximately $10.2 million. Additionally, under the amended terms of the Marr Credit Facility between the Company and Marr Technologies BV ("Marr"), the Company's largest stockholder and a participant in one of the private placements, the Company currently has access to an additional $3.6 million from the issuance of 9% promissory notes that it may issue through December 31, 2004 upon unanimous approval by its Board of Directors. Marr has a designated representative currently serving on the Company's Board of Directors. If the Company elects to issue notes under the Marr Credit Facility, those notes would

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)

be due and payable on May 31, 2005. If sufficient funds are not available from operations to repay a promissory note issued under that facility when due, the Company may need to arrange additional financing, attempt to extend or otherwise modify the promissory note or make other arrangements. In the absence of any unanticipated material costs and expenses that are not factored into its cash flow projections, the Company believes that these resources will be adequate to sustain its operations at expected levels through early 2005. Although the Company does not presently have any agreements in place with respect to additional financing, it intends to seek additional financing aggregating up to $16.5 million by the issuance of Common Stock or equivalents and/or the issuance of warrants to purchase shares of Common Stock on terms and conditions that, based on the current market price of its Common Stock and the size of the financing, may result in the issuance of more than 20% of its currently issued and outstanding Common Stock and/or that may trigger certain anti-dilution protections that are included in existing financing agreements or that may be included in subsequent financing agreements and that would result in substantial dilution to existing stockholders. Under the rules of the American Stock Exchange, in the event that either of these conditions occurs as a result of a prospective financing, the Company would need to obtain stockholder approval of such financing. There can be no assurance that the Company will enter into such agreements or secure such financing, or that its stockholders will approve the terms of such financing, if so required. Further, the Company would or might be required to consider strategic opportunities, such as a merger, consolidation, sale or other comparable transactions, to sustain its operations. The Company does not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to it on acceptable terms, or at all. The Company's future liquidity and capital requirements will depend on numerous factors, including successful completion of the development and commercialization of its new rapid tests, protection and acquisition, as required, of intellectual property rights, the costs of developing its new products, its ability to transfer technology, set up manufacturing and obtain regulatory approvals of its new rapid tests, the market's acceptance of its products, the existence and acceptance of competing products in the Company's current and anticipated markets, actions by the FDA and other international regulatory bodies, and its ability to raise additional capital. If additional financing is not available when required or is not available on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and may be unable to continue our operations at current levels, or at all.


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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the three and nine month periods ended September 30:

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)

                                                                             Three months ended      Nine months ended
                                                                                September 30,           September 30,
                                                                            --------------------    --------------------
                                                                               2004       2003        2004        2003
                                                                            --------    --------    --------    --------
Net loss attributable to common stockholders, as reported                   $ (3,802)   $ (7,253)   $(11,087)   $(21,580)
Add: Stock-based compensation expense included in reported net
   loss, net of related tax effects                                                3         368         266       1,083
Less: Stock-based compensation expense determined under fair
   value based method for all awards, net of related tax effects              (1,386)       (631)     (7,809)     (2,434)
                                                                            --------    --------    --------    --------
Pro forma net loss attributable to common stockholders                      $ (5,185)   $ (7,516)   $(18,630)   $(22,931)
                                                                            ========    ========    ========    ========

Basic and diluted net loss per share attributable to common stockholders:
As reported                                                                 $  (0.02)   $  (0.11)   $  (0.07)   $  (0.75)
Pro forma                                                                   $  (0.03)   $  (0.11)   $  (0.12)   $  (0.80)


NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period presented. The computation of diluted net loss per share attributable to common stockholders is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders are equivalent for the periods presented. Options and warrants for 40,519,078 and 7,361,364 shares at September 30, 2004 and 2003, respectively, were excluded from the computation of loss per share attributable to common stockholders as their effect was anti-dilutive.

The difference between net loss and net loss attributable to common stockholders for the three and nine month periods ended September 30, 2003 relates to accrued dividends on the Company's mandatorily redeemable Series A preferred stock. Beginning in the third quarter of 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, many of which were previously classified as equity or on the "mezzanine." In conformity with SFAS No. 150, the Company has classified its mandatorily redeemable Series A preferred stock as a long term liability for all periods presented and has, effective with the adoption of SFAS No. 150, classified the dividend on the mandatorily redeemable Series A preferred stock as interest expense in its consolidated statement of operations.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)

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

(3)      INVENTORY

Inventory as of September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                       2004             2003
                                                       ----             ----

Raw materials                                        $   249          $   708
Work-in-process                                        1,343              962
Finished goods                                           831              483
                                                     -------          -------

Total Inventory                                      $ 2,423          $ 2,153
                                                     =======          =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)

(4)      INTANGIBLE ASSETS

During 2004, the Company has committed to invest approximately $2,500,000 in intangible assets associated with license agreements for the technology necessary for the commercialization of its rapid tests. These licenses provide the Company with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides to be used in its rapid tests. The Company has recorded the license amount due under each license agreement as an intangible asset and has accrued amounts not yet paid in cash or settled in stock as a current liability. The Company will begin amortizing these intangible assets when commercial sales of the products employing the licensed technology or materials commence. Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.


(5)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                                2004       2003
                                                                ----       ----

Trade accounts payable                                       $  1,640   $  2,189
Accrued royalty payments                                          310        582
Accrued salary and vacation pay                                   202        125
Accrued interest (including non-cash penalties
  for delayed registration of $271 at
  December 31, 2003)                                               14        308
Accrued restructuring expenses                                      -        109
Accrued consulting contract expenses                              539        100
Accrued payments under intellectual property
  license agreements                                            2,119
Other                                                             652        900
                                                             --------   --------

Total accounts payable and accrued expenses                  $  5,476   $  4,313
                                                             ========   ========


(6)      NOTES AND DEBENTURES PAYABLE

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)

Amendment of Marr Credit Facility

On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr Technologies BV ("Marr") amended the agreement under which Marr was obligated to purchase up to $10,000,000 of 5% Promissory Notes which the Company may issue between February 28, 2004 and May 31, 2004 (the "Marr Credit Facility") to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As consideration for the amendment of the Marr Credit Facility, the Company issued to a party designated by Marr a warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. The warrant is immediately exercisable and expires on March 18, 2006, two years from its date of issuance. The warrant was valued at $0.56 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.54%; expected dividend rate of 0.00%; volatility of 316.37%; and expected term of 2 years. The calculated value of the warrant was recorded as interest expense.

On May 26, 2004, when the market price of the Common Stock was $0.46 per share, the Company and Marr again amended the Marr Credit Facility whereby Marr has committed to subscribe for up to $5,000,000 of Promissory Notes that the Company may issue through December 31, 2004. Any Notes issued pursuant to this second amendment will bear interest at 9% per annum and will have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility is reduced by the amount of any equity financing the Company obtained after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds of the May 2004 Private Placement. Accordingly, the commitment has been reduced to approximately $3.6 million as a result of the closing of the July 2004 Private Placement. Refer to Note 7 for a description of the Private Placements. As consideration for the extension of the commitment period reflected in the second amendment of the Marr Credit Facility, the Company issued to Marr a warrant to purchase 500,000 shares of its Common Stock at an exercise price of $0.40 per share. This warrant is immediately exercisable and expires two years from its date of issuance on May 26, 2006. The warrant was valued at $0.35 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.53%; expected dividend rate of 0.00%; volatility of 161.78%; and expected term of 2 years. The calculated value of the warrant was recorded as interest expense.

The Company included the shares of its Common Stock underlying the March 2004 and May 2004 warrants in its June 15, 2004 registration statement, which was declared effective on July 8, 2004. At September 30, 2004, the Company has issued no Notes under the Marr Credit Facility.

Conversion of 10% and 12% Convertible Debentures

On April 22, 2004, when the market price of the Company's common stock was $0.625 per share, Mercator Focus Fund converted the remaining $577,754 balance of the Company's January 2003 10% convertible debenture plus related accrued interest and extension fees into 2,109,366 shares of restricted common stock. Also on April 22, 2004, Mercator Focus Fund converted the remaining $222,318 balance of the Company's March 2003 10% convertible debenture plus related accrued interest and extension fees into 991,465 shares of restricted common stock.


On July 12, 2004, when the market price of the Company's common stock was $0.58 per share, Mercator Momentum Fund converted the remaining $91,597 principal balance of the Company's January 2003 10% convertible debenture and the remaining $6,113 principal balance of the Company's April 2003 12% convertible debenture plus related accrued interest and extension fees for each into 285,276 registered shares of the Company's common stock. The shares undelying these debentures were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)

(7) STOCKHOLDERS' EQUITY (DEFICIT) EXTENSION OF REGISTRATION RIGHTS

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

Private Placements

On May 28, 2004, when the market price of its Common Stock was $0.50 per share and pursuant to Regulations S and D, the Company issued 15,750,000 restricted shares of its Common Stock and warrants to purchase its common stock in an amount equal to 35% of the number of shares purchased to 6 unaffiliated investors and received gross proceeds of $6,300,000. Under the terms of the Marr Credit Facility, which provides Marr a right of first refusal to participate in subsequent financings on the same terms as other investors, Marr invested $3,000,000 in this private placement and the Company issued to Marr 7,500,000 restricted shares of its Common Stock and warrants to purchase its common stock in an amount equal to 35% of the number of shares purchased by Marr. Under the terms of the subscription agreement, each investor received warrants to purchase the Company's Common Stock in an amount equal to 35% of the number of shares purchased in the private placement. In accordance with the subscription agreements, the Company issued warrants to purchase an aggregate of 8,137,500 shares of its Common Stock to the investors, including Marr, and warrants to purchase an additional 630,000 shares of its Common Stock pursuant to placement agent agreements. The warrants are exercisable at a price of $0.50 per share for a period of five years from the May 28, 2004 date of issuance. The warrants were valued on the date of issue at $0.4971 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.85%, the contractual life of 5 years, and volatility of 243.71%. The warrants were recorded as an expense of the financing.

The securities purchase agreements for the May 2004 private placement provide the investors with participation rights on the same terms and conditions as other investors in any subsequent financing transactions the Company may complete within one year of the closing of this placement. The securities purchase agreements also contain anti-dilution provisions that could require the Company to issue additional shares of common stock to the investors if it raises additional equity financing at a price below $0.40 per share in the year following the closing of the PIPE transaction, except under the provisions of previously outstanding convertible debt, option or warrant agreements. The Company included the shares issued in the May 2004 private placement and the shares underlying the related warrants in the registration statement it filed on June 15, 2004 and which was declared effective on July 8, 2004.

On July 9, 2004, when the market price of the Company's Common Stock was $0.615 per share and pursuant to Regulation D, the Company issued 3,720,000 restricted shares of its Common Stock and warrants to purchase its Common Stock in an amount equal to 70% of the number of shares purchased to 5 unaffiliated investors and received gross proceeds of $1,488,000. In accordance with the subscription agreements, the Company issued warrants to purchase an aggregate of 2,604,000 shares of its Common Stock to the investors and warrants to purchase an additional 148,800 shares of its Common Stock pursuant to placement agency agreements. The warrants are exercisable at a price of $0.50 per share for a

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)

period of five years from the July 9, 2004 date of issuance. The warrants are exercisable at a price of $0.50 per share for a period of five years from the July 9, 2004 date of issuance. The warrants were valued on the date of issue at $0.6117 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.69%, the contractual life of 5 years, and volatility of 243.47%. The warrants were recorded as an expense of the financing.

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

Warrants, options and stock grants

During the first quarter of 2004, the Company issued stock grants for approximately 596,000 shares of its common stock, including grants from its 2003 Non-Qualified Stock Option Plan, as compensation under three consulting agreements. The Company recorded non-cash selling, general and administrative expense of $371,000 attributable to stock grants made in the first quarter of 2004, the amortized expense attributable to stock grants made in prior periods and the first quarter 2004 grant of below-market options granted to an employee, for which the expense was recognized using the intrinsic value method.

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

In May 2004, when the market price of the Company's common stock was $0.465, the Company issued a warrant to a consultant providing financial advisory services to purchase 150,000 shares of its common stock at an exercise price of $0.50. The warrant grant was non-forfeitable and fully-vested at the date of issuance. The warrants were valued on the date of issue at $0.462 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.74%, contractual life of 5 years, and volatility of 243.73%. The Company recorded non-cash selling, general and administrative expense of $69,000 attributable to this warrant.

During the third quarter of 2004, the Company issued stock grants for approximately 43,000 shares of its common stock, including grants from its 2003 Non-Qualified Stock Option Plan, as compensation under a consulting agreement. The Company recorded non-cash expense of $97,000 attributable to these stock grants and the amortized expense attributable to stock grants made in prior periods.

Intellectual Property and Equipment Purchase Using Stock

On September 30, 2004, when the market price of the Company's Common Stock was $0.39 per share and pursuant to Regulation S, the Company entered into a licensing, technology transfer and equipment purchase agreement ("License Agreement") pursuant to which the Company is required to pay to the licensor an aggregate of 1,232,840 Euros (approximately US $1,500,000) in either its Common Stock or cash to acquire certain licenses and manufacturing equipment. On September 30, 2004, the Company issued 1,172,205 restricted shares of its Common Stock to the licensor, representing the first installment under the License Agreement. The subsequent installments will be payable in shares of the Company's Common Stock, or in cash, over the next several months beginning five days following the effectiveness of a registration statement the Company filed on October 8, 2004. The License Agreement provides that the Company will issue shares of its Common Stock to the licensor at a price equal to the average

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)

closing price of its Common Stock as quoted on the American Stock Exchange for the five days immediately preceding the transfer, but not less than $0.40 per share.

(8)    LEASE COMMITMENTS

Operating Lease

The Company's lease of its office and manufacturing facility in Alameda, California expired on June 30, 2004. The Company consolidated its domestic manufacturing operations at its Rockville, Maryland facility and completed the physical relocation of its Alameda operations prior to the expiration of the Alameda lease. On May 7, 2004, the Company signed a three year lease that commenced on June 18, 2004 for approximately 4,400 square feet of office space in Pleasanton, California that now houses its corporate headquarters. The base rent for the Pleasanton office space will be approximately $7,750 per month for the term of the lease.

Capital Lease

In September 2004, when the price of its stock was $0.37 per share, the Company entered into a lease for $500,000 of equipment used in its Rockville, Maryland manufacturing facility. The lease has a minimum term of 3 years with an extension option of 3 months, and requires monthly payments of $17,250 during the initial term and extension periods. In conjunction with the lease, the Company issued to the lessor a three-year warrant to purchase 55,000 shares of its common stock at a price of $0.406 per share. The warrants were valued on the date of issue at $0.3628 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.86%, contractual life of 3 years, and volatility of 269.99%. The expense of the warrants was recorded as non-cash interest expense.

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

The forward-looking information set forth in this Annual Report on Form 10-QSB is as of November 12, 2004, and Calypte undertakes no duty to update this information. Should events occur subsequent to November 12, 2004 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 40 of this Form 10-QSB.


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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We must achieve profitability and sustainable cash flows for our business model to succeed. To the extent that we have not yet achieved these objectives, we must continually evaluate both our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement certain critical components:

        o We have strengthened our financial position with the receipt of an aggregate of $12.5 million in new investment financing in two third-quarter 2003 transactions from Marr Technologies BV ("Marr") and the approximately $10.2 million in aggregate net proceeds from our May and July 2004 PIPE financings, in which Marr also participated. Marr now owns approximately 28% of our outstanding common stock and is our largest stockholder. Marr has previously identified itself in a public filing with the SEC as a "related party." Additionally, under the amended terms of the Marr Credit Facility between us and Marr, we currently have access to an additional $3.6 million from the issuance of 9% promissory notes that we may issue through December 31, 2004, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period expires. We believe that our currently available cash, plus the funds that would be available, if necessary, through the Marr Credit Facility are, in the absence of any unanticipated material costs and expenses that are not factored into our cash flow projections, adequate to sustain our operations at expected levels through early 2005. If we elect to issue notes under the Marr Credit Facility, those notes would be due and payable on May 31, 2005. Although we do not presently have any agreements in place with respect to additional financing, we intend to seek additional financing aggregating up to $16.5 million by the issuance of Common Stock or equivalents and/or the issuance of warrants to purchase shares of Common Stock on terms and conditions that, based on the current market price of our Common Stock and the size of the financing, may result in the issuance of more than 20% of our currently issued and outstanding Common Stock and/or that may trigger certain anti-dilution protections that are included in existing financing agreements or that may be included in subsequent financing agreements and that would result in substantial dilution to existing stockholders. Under the rules of the American Stock Exchange, in the event that either of these conditions occurs as a result of a prospective financing, we would need to obtain stockholder approval of such financing. Although we filed a preliminary proxy statement with the Securities and Exchange Commission on October 29, 2004, in furtherance of seeking such approval, we have determined not to proceed with that preliminary proxy statement and proposal and intend to file a new preliminary proxy statement, if required. There can be no assurance that we will enter into such agreements or secure such financing, or that we will obtain stockholder approval, if so required.

        o We have closed our former manufacturing facility in Alameda, California. The consolidation of our domestic manufacturing operations is progressing according to our schedule. It is largely completed, and eliminates approximately $1 million of annual expense, including approximately $500,000 in annual occupancy costs. We believe that our consolidation will create a more efficient and cost effective manufacturing structure at our Rockville, Maryland facility once we complete the approval process for the just-transferred urine EIA product.

        o We are committed to and focused on the introduction of one or more rapid HIV-1/2 diagnostic tests in international markets in the dipstick format. We expect to have the first product available for sale from Thailand by the end of 2004. Using the technology acquired in the License Agreement with Ani Biotech, we will also focus on rapid tests for HIV and other STDs in the US, Europe, Japan and possibly other countries as well. We intend to pursue additional international distribution opportunities from government AIDS initiatives and humanitarian organizations as they provide funds for HIV testing in lesser-developed countries where the HIV infection is epidemic. Additionally, we plan to support international public health HIV surveillance efforts with our BED Incidence test, for which sales began in October 2004.

Guidance We project full-year 2004 revenue from the sale of our current ELISA tests and the BED Incidence test to be in the range of $2.6 million to $3.2 million as our reference lab customers continue to rebalance their inventories following accelerated purchases in the second quarter during our transition of EIA manufacturing from our former Alameda, California facility to our Rockville, Maryland location.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We have previously indicated that our primary focus for 2004 is completing the development and commercialization of certain rapid HIV tests. We have recently completed the second phase of our initial international field trials of our developmental stage urine, blood and oral fluid rapid HIV tests in Thailand. We believe that the studies validated the technology for all of our rapid tests. All three assays will be moved into manufacturing sequentially. We have commenced the technology transfer of the blood rapid test to our Thailand manufacturer with the objective of completing our first pilot production lots by year-end 2004. We plan to initiate manufacturing of the oral fluid test in Thailand shortly following the start-up of blood test manufacturing. The urine test is expected to follow. While we believe that the results of the urine test to date are acceptable, scale-up is more difficult. Further, we believe that the urine test used in the initial trials can be improved with respect to accuracy as well as stability and reproducibility as we scale it up. We are investigating what improvements are necessary prior to initial commercialization. Urine contains a lesser amount of antibody than either blood or oral fluid, making the identification of those individuals with low levels of antibodies, especially those who are receiving anti-retroviral therapy, even more difficult. There can, however, be no assurance that we will complete the development and testing process of an improved urine product or that we will successfully manufacture and commercialize a urine rapid test, or our other rapid tests.

Additionally, we have begun the research on a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement with the CDC.

Our plans are to begin marketing one or more of our dipstick-format rapid tests in select international markets over the coming months. Commercialization of these rapid HIV tests entails many steps and variables not under our control. We expect that different regulations and customs in each foreign country will further complicate the commercialization process. As a result, we are unable to predict with any certainty a timetable for the various steps and milestones required for the successful commercialization of our rapid HIV tests. Nevertheless, we believe that the primary milestones necessary to achieve commercialization of our rapid HIV tests include the following:

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

Based on our current understanding of the intellectual property landscape and the various regulatory processes, we do not expect to generate any revenues from the sale of any rapid HIV test products during 2004. It is expected to take at least six months from the time we commence the process to complete the regulatory approval process in China. We expect to commence clinical trials there in the fourth quarter of 2004. We expect Pacific Biotech, our Thailand manufacturer, to manufacture our rapid tests for distribution in Southeast Asia and certain parts of Africa, subject to regulatory approval in each jurisdiction. We cannot estimate the regulatory approval process in various other international markets.

We continue to pursue the rights to intellectual property and related materials that will be necessary for the manufacture and sale of our rapid tests. In April 2004, we entered into a license and supply agreement with Adaltis, Inc. under which Adaltis will supply us with key HIV-1/2 peptides for use in our rapid tests. In June 2004, we entered into a sublicense agreement with Abbott Laboratories, Inc. for certain worldwide rights to patents relating to the design, manufacture and sale of lateral-flow rapid diagnostic tests. Under the terms of the agreement, we were granted certain worldwide rights to use a family of patents known as the "Guire/Swanson" patents in both the professional and over-the-counter (OTC) markets. The technology underlying these patents is fundamental to nearly all lateral-flow rapid diagnostic tests. We believe that obtaining the license to this patent suite is essential for our freedom to manufacture and sell our dipstick-format HIV rapid tests that were are currently in the process of commercializing for the worldwide professional markets. Additionally, we believe that the technology to which we were granted access under the License Agreement with Ani Biotech provides us with an alternative product format with potential applicability in both the professional and OTC markets worldwide. In September 2004, we entered into a worldwide, non-exclusive sub-license agreement with Bio-Rad Laboratories for HIV-2 rights. This agreement will permit us to commercialize and market our rapid tests in areas where HIV-2 is increasing in prevalence or where it is required to achieve regulatory approval for our tests.

We believe that the key to our penetration of the Chinese market will hinge on the success of the Beijing Calypte Joint Venture with Marr Technologies Limited in obtaining regulatory approval for and manufacturing and marketing our rapid HIV test products in China. Early indications, based on meetings with Chinese authorities in which both we and representatives of our joint venture partner participated, lead us to expect that there is great potential for revenues from the sale of rapid HIV tests in China. Further, we are negotiating a joint venture agreement with Beijing Tiantan Biological Products, Co., Inc. ("BTBP") based on a memorandum of understanding executed earlier this year. Prior to the construction of the manufacturing facility contemplated in the Memorandum of Understanding, BTBP has made facilities available to us to manufacture the rapid test products required for clinical trials in China. We expect the clinical trials to begin in the fourth quarter of 2004. BTBP manufactures multiple vaccines for both viral and bacterial infections and has experience in operating life-science quality manufacturing facilities and obtaining regulatory approvals for its products. Its parent company is the National Vaccine & Serum Institute of the Peoples Republic of China, which currently owns over 66% of BTBP. After receiving regulatory approval, we visited local hospitals and voluntary testing centers in Africa during the third quarter of 2003 to determine how best to proceed with sales of our current urine ELISA tests there. As a result of these visits, we have determined that most of these installations, due to their limited infrastructure, can best utilize our rapid HIV tests. Even though many centers indicated a preference for urine testing, there is negligible demand for our current ELISA tests. The clinics and testing centers indicated that they preferred to wait for the rapid HIV tests.

Our operating cash burn rate for the nine months ended September 30, 2004 averaged approximately $1.0 million per month and for the year ended December 31, 2003 averaged approximately $1.1 million per month. Our cash balance of $4.5 million at September 30, 2004 reflects the remainder of the approximately $8.8 million in net proceeds we received from our May 2004 private placement, the approximately $1.4 million in net proceeds received from our July 2004 private placement, and the approximately $0.4 million in net proceeds received as a result of our equipment leasing transaction. Additionally, we have a commitment for approximately $3.6 million from the issuance of 9% promissory notes through December 31, 2004 under the amended Marr Credit Facility, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period expires. If we elect to issue notes under the Marr Credit Facility, those notes would be due and payable on May 31, 2005. In the absence of any unanticipated material costs and expenses that are not factored into our cash flow projections, we believe that these resources will be adequate to sustain our operations at expected levels through early 2005. Although we do not presently have any agreements in place with respect to additional financing, we intend to seek additional financing aggregating up to $16.5 million by the issuance of Common Stock or equivalents and/or the issuance of warrants to purchase shares of Common Stock on terms and conditions that, based on the current market price of our Common Stock and the size of the financing, may result in the issuance of more than 20% of our currently issued and outstanding Common Stock and/or that may trigger certain anti-dilution protections that are included in existing financing agreements or that may be included in subsequent financing agreements and that would result in substantial dilution to existing stockholders. Under the rules of the American Stock Exchange, in the event that either of these conditions occurs as a result of a prospective financing, we would need to obtain stockholder approval of such financing. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required.

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

There can be no assurance that subsequent additional financing will be available, or if it is available, that it would be on acceptable terms. The terms of an additional financing could involve a change of control and/or require stockholder approval, or could potentially trigger anti-dilution clauses

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

that are contained in existing financing agreements. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.


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

        o Inventory Valuation We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since we have continued to incur negative gross profit on an annual basis, and have high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We increased the inventory of our urine screening test prior to transferring its manufacturing to our Rockville, MD facility; demand for this product could fall significantly below the historical levels on which the production was based, in which case we may have built excess inventory that we may have to dispose of at additional cost, or at a loss. In the absence of substantial new firm international purchase orders, we reserved approximately $1 million, or approximately half the value of our EIA inventory, in the third quarter of 2004, as our current inventory of these tests exceeds the expected demand by the insurance business alone prior to expiration of the tests.

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

            adjustment to the deferred tax asset would increase income in the period such determination was made.


RESULTS OF OPERATIONS

The following represents selected financial data (in thousands):

                                                   Three months Ended      Nine months Ended
                                                      September 30,          September 30,
                                                  --------------------    --------------------
                                                    2004        2003        2004        2003
                                                  --------    --------    --------    --------

Total revenue                                     $    361    $    897    $  2,242    $  2,430
Product costs                                        2,095       1,750       5,088       4,714
                                                  --------    --------    --------    --------
   Gross Margin                                     (1,734)       (853)     (2,846)     (2,284)

Operating expenses:
   Research and development                            509         304       1,623         953
   Selling, general and administrative               1,800       2,754       6,536      12,371
                                                  --------    --------    --------    --------
     Total operating expenses                        2,309       3,058       8,159      13,324
                                                  --------    --------    --------    --------
   Loss from operations                             (4,043)     (3,911)    (11,005)    (15,608)

Interest income (expense), net                          79      (3,282)       (451)     (6,054)

Minority interest in consolidated joint venture        156           -         346           -

Other income                                             6         (30)         25         174
                                                  --------    --------    --------    --------
   Loss before income taxes                       $ (3,802)   $ (7,223)   $(11,085)   $(21,488)
                                                  ========    ========    ========    ========

CUSTOMER TRENDS

ELISA Test Sales Sales of our EIA Screening Test accounted for 60% and 63% of our total sales for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. Sales of our Urine Western Blot supplemental test accounted for approximately 3% and 4% of our sales for the same periods, respectively. We do not expect significant changes in the level of sales or the purchasers of our current urine EIA screening test in the near future. We are, however, exploring opportunities for our EIA test in "next wave" countries such as China and Russia. Although we have no firm orders at this time, we have an adequate supply of the Chinese version of our urine EIA test kits to launch that business quickly upon receipt of additional regulatory approvals and the acceptance of orders. We expect that our rapid urine HIV tests, once completely developed and commercialized, will comprise an increasing proportion of our future sales, as we expand our distribution of these products internationally.

     Domestic Sales Sales of our EIA Screening Test to domestic life insurance reference laboratories accounted for 96% and 89% of screening test revenue for the first three quarters of 2004 and calendar year 2003, respectively. Reference laboratory sales were distributed among three laboratories during the first three quarters of 2004 and four laboratories during calendar 2003. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 21% to 54% during the first nine months of 2004 and from 2% to 63% during 2003, with LabOne being our largest customer in both periods. In October 2003, LabOne acquired the smallest of our four reference laboratory customers, bringing the number of laboratories to which we sell to three. This acquisition has not to date, nor do we expect it to, have a material effect on our aggregate sales to reference laboratories. We sell our product to the reference laboratories who service over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one laboratory to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference laboratories must use our testing products to satisfy the demand of insurance companies desiring urine testing. Based on our recent multi-year agreement with LabOne, we do not expect to lose LabOne, or any of the other current reference laboratories, as a customer.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

     However, should such a loss occur, the insurance companies using urine-based testing in their policy underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. We could, however, potentially lose a significant amount of business because insurance companies that rely on this large laboratory could switch to another form of testing, either blood or oral fluid, and remain with LabOne. Further, any disruption in the supply of this sole-source product would force our customers to find alternative testing solutions - either blood or oral fluid. In such a situation, it is unlikely that we could subsequently regain a material amount of this business. Each of the three insurance lab customers increased their urine test purchases during the second quarter of 2004 in anticipation of the closure of our California facility and consolidation of manufacturing operations in our Rockville, Maryland facility. Following those larger-than-normal second quarter purchases, we believe that these labs had sufficient inventory of our tests during the third quarter and, accordingly, purchases were significantly below normal for two of the labs and LabOne did not purchase any tests at all. We do not believe that our revenues from the sale of urine tests for the third quarter reflect any long term material change in this business, however, we expect that urine test revenues for the fourth quarter of 2004 will continue to reflect a period of inventory rebalancing. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in either 2004 or 2003. We do not currently expect significant future sales of our current screening test in this market segment and during the third quarter of 2003 we eliminated the sales force that had focused on this diverse and disaggregated market. Sales of our Urine Western Blot test are generally made to the same customers who purchase the EIA Screening Test.

     International Sales International sales of our EIA Screening Test are not currently a material component of our revenue. Although we have obtained approval of our EIA Screening Test in several international markets and we believe that such approvals validate the use of urine as a testing medium, we see little interest in our current format screening test in most international markets and project minimal revenues from their sale internationally in 2004. The distribution agreement with our Chinese distributor was assumed by the Beijing Calypte Joint Venture earlier in 2004, and, as the distributor did not achieve the minimum purchase requirements, we did not renew the agreement when it expired in October 2004. We are attempting to expand our Chinese ELISA test approval, which may open new markets within the government sector in China. We have no firm commitments at this time, however. We are also seeking approval for our ELISA tests in Russia.

     We have commenced the technology transfer of the blood rapid test to our Thailand manufacturer with the objective of completing our first pilot production lots late in 2004. We plan to initiate manufacturing of the oral fluid test in Thailand shortly following the start-up of blood test manufacturing. The urine test is expected to follow. We may or may not modify this test prior to initial commercialization. In China, we have manufactured product for clinical trials and expect the trials to start in the fourth quarter of 2004. While we believe there is interest in our rapid HIV tests, the timing of revenues from our rapid HIV tests will be contingent upon completing our clinical trials and related matters associated with a commercial scale-up, including establishing manufacturing operations, initially in Thailand and China, obtaining the necessary regulatory approvals and developing or expanding distribution relationships, as more fully discussed in the comments on Guidance earlier in this Item 2.

     While many counties have their own regulatory approval processes, others look to the results of WHO evaluations for guidance. The World Health Organization ("WHO") serves as both a quasi-regulatory body and a potential funding source for many developing countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of products for the diagnosis and treatment of HIV and AIDS. Calypte believes that a strong performance of the rapid urine tests in a WHO evaluation would be an equally, if not more, effective demonstration of the viability of urine testing for HIV antibodies as the evaluation we earlier contemplated for the EIA and Western Blot algorithm. We have been advised by WHO that its bulk procurement program for HIV tests focuses on diagnostic and blood donation screening tests capable of detecting the presence of both HIV-1 and HIV-2 antibodies. Although WHO has previously reported the results of its Phase 1 trials of Calypte's current HIV-1 EIA and Western Blot tests on its website, WHO has advised us that, in principle, it views those tests as suitable only for surveillance purposes and therefore not eligible for WHO's bulk procurement program. We anticipate, however, that certain countries will look to the results of WHO evaluations for guidance on the potential uses of urine tests and for this reason the Company wants to continue to work with WHO. In our view, the attributes of Calypte's planned HIV-1/2 rapid tests as discussed above for use with urine, blood and oral fluid samples will more closely match the needs of the developing world and, once evaluated by WHO, are more likely to meet its bulk procurement eligibility criteria. For these reasons, we plan, as part of our rapid test commercialization process, to request that

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

     WHO focus its limited resources on evaluation of the technology employed by the rapid tests.

Serum Western Blot Sales Sales of our Serum Western Blot supplemental test accounted for 40% and 32% of our revenues for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. In mid-April 2004, our primary domestic distributor for our serum Western Blot was acquired by another entity and informed us that it would no longer serve as a U.S. distributor of our product. We have not appointed a successor distributor and, while several of the former distributor's customers are now purchasing the serum Western Blot directly from us, we do not know how many of these customers will continue using our test. Furthermore, while the Western Blot supplemental test is key in the FDA-regulated testing algorithm today, it is unclear if, or when, rapid testing or other testing formats may substantially replace ELISA-based testing. If that trend occurs, the need for Western Blot supplemental tests may also be significantly reduced or eliminated.

Incidence Tests In April, 2004, we announced that the CDC had granted us a worldwide, non-exclusive license enabling us to use technologies developed by the CDC to manufacture and commercialize a serum enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that are recently acquired in a population (infections occurring in the last 6-8 months). This laboratory assay can be used to identify those regions and the populations within those regions where HIV transmission is occurring most recently. Our production capabilities are now in place. We expect that the US FDA will classify this product as being for research use only, thereby minimizing the regulatory approval process. This product is now available for international distribution, and in October 2004 we shipped our first order.

Additionally, in April 2004, we announced that we had executed a CRADA - a Cooperative Research and Development Agreement - with the CDC for the development of a new HIV rapid blood assay. Like current rapid test assays, the proposed device will be for diagnostic use to detect HIV antibodies, but it will also be used to determine the proportion of HIV-1 infections that have occurred in the last six months. We believe this feature will strongly distinguish Calypte's rapid blood product in a "me-too marketplace" by providing a test that is comparably priced with other tests but having a stronger diagnostic ability. The purpose of the test is to provide a simplified and rapid format that can be performed in resource poor settings and remote outreach locations for diagnostic and surveillance purposes. We plan to introduce this product using the technology acquired in September 2004 in the License Agreement with Ani Biotech of Finland. Although we believe that we have demonstrated feasibility for this product, there remains significant effort, including regulatory approvals, before it will be ready for market.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003

Revenue for the third quarter of 2004 decreased 60% or $536,000, to $361,000, compared with $897,000 for the third quarter of 2003. Sales of our EIA screening tests to domestic insurance company reference labs decreased by $266,000, or by approximately 60%. Our insurance lab customers increased their urine test purchases during the second quarter of 2004 in anticipation of the closure of our California facility and consolidation of manufacturing operations in our Rockville, Maryland facility. Following those larger-than-normal second quarter purchases, third quarter purchases were significantly below normal. Domestic EIA test sales through the direct diagnostic channel were insignificant during the third quarter in both 2004 and 2003. Third quarter 2003 revenue included EIA test sales to our Chinese distributor. There were no significant EIA test sales to international distributors during the third quarter of 2004. Revenue from the sale of our supplemental tests decreased $32,000 or 32% during the third quarter of 2004 compared with the third quarter of 2003, primarily as a result of decreased international sales primarily to our Brazilian and Mexican distributors.

Gross margin declined to a loss of $1,734,000 (-480% of third quarter sales in 2004) from a loss of $853,000 (-95% of third quarter sales in 2003). As noted above, sales of our EIA screening tests to domestic insurance company reference labs decreased during the third quarter, consequentially reducing gross margin. During the first half of 2004, we built significant amounts of EIA test inventory to provide a seamless transition for our domestic insurance lab customers and potential international customers with respect to our manufacturing consolidation. In the absence of substantial firm new international purchase orders, we reserved approximately $1 million, or approximately half the value of the EIA inventory, in the third quarter of 2004,

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

as our current inventory of these tests exceeds the expected demand by the insurance business alone prior to expiration of the tests. We continue to look for opportunities to utilize this inventory.

Included in cost of sales, a component of gross margin, is royalty expense, which we pay on the sale of all of our products. Royalty expense was approximately $112,000 and $125,000 in the third quarter of 2004 and 2003, respectively. Our effective royalty rate varies based on our product mix, with the rate being higher on our EIA screening tests than on our urine or serum supplemental tests. Additionally, certain of our license agreements contain minimum royalty provisions which, in both 2004 and 2003, exceed amounts due based on the contractual percentage rates. In both 2004 and 2003, one licensor accepted shares of our common stock in satisfaction of discounted amounts due for one or more years in excess of the percentage royalty rate. The value of the common stock issued in each period was recorded as royalty expense.

Research and development expense increased $205,000 or 67% to $509,000 for the third quarter of 2004 from $304,000 for the third quarter of 2003. Approximately one-half of the increase relates to expenses incurred in connection with the field trials of our rapid HIV-1/2 tests in Thailand, including acquisition of specimens and product prototypes in preparation for clinical trials, and for technology transfer in China and Thailand. An additional component of the increase relates to additional compensation and benefits expense attributable to new research and development personnel involved in developing our rapid tests.

Selling, general and administrative expense decreased by $954,000 or 35% to $1,800,000 during the third quarter of 2004 from $2,754,000 during the third quarter of 2003. The primary components of the decrease include

        o a net decrease of approximately $970,000 in consulting and investor relations expenses, of which approximately $1,100,000 was non-cash expense recorded in connection with the issuance of warrants and options to consultants and other parties in 2003; partially offset by expenses incurred in connection with our listing on the American Stock Exchange.

        o a decrease of approximately $200,000 in salary and benefits expense resulting from both the termination of the domestic sales force during the third quarter of 2003 as well as changes in executive management within the Company.

        o a decrease in travel expense of approximately $100,000 as there was a significant African trip during the third quarter of 2003; all partially offset by

        o approximately $300,000 of expense associated with our Chinese joint venture, which has been offset in arriving at our third quarter 2004 net loss by our minority partner's (Marr Technologies Limited, an entity related to Marr, our largest stockholder) 49% interest in this venture; and

        o approximately $200,000 in expenses attributable to the closure of our Alameda, California facility in 2004.

The third quarter 2004 loss from operations of $4,043,000 reflects a 3% increase compared with the $3,911,000 loss reported for the third quarter of 2003.

We recorded net interest income of $79,000 for the third quarter of 2004 compared with $3,282,000 of net interest expense in the third quarter of 2003, a decrease of $3,361,000. The decrease is primarily the result of the conversion of a significant portion of the Company's convertible debt during the third quarter of 2003 and the accounting treatment applicable to the discounts and deferred offering costs associated with those debt instruments.

Nine Months Ended September 30, 2004 and 2003

Revenue for the first three quarters of 2004 decreased by $188,000, or 8%, from $2,430,000 in the first three quarters of 2003 to $2,242,000 in the first three quarters of 2004. Sales of our urine-based HIV-1 screening tests in the first three quarters of 2004 decreased by $115,000, or 8%, from $1,465,000 to $1,350,000, compared with sales in the first three quarters of 2003. The decrease is almost entirely related to a sale during the third quarter of 2003 to our former Chinese distributor. There were no significant sales to this distributor, or to any other international distributor, during 2004. Domestic EIA test sales through the direct diagnostic channel were insignificant in both 2004 and 2003. Revenue from the sale of our western blot supplemental tests decreased $71,000 or 7% during the first three quarters of 2004 compared with the first three quarters of 2003. This decrease is principally attributable to lower sales of our urine blot product.

Of customers individually accounting for more than 10% of our revenue, two domestic reference lab customers who primarily purchase our EIA screening test

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

accounted for an aggregate of 32% and 16%, respectively, of revenue for the first three quarters of 2004 and 30% and 15%, respectively, of revenue for the first three quarters of 2003.

Gross margin on sales declined by $562,000 from a loss of $2,284,000 (-94% of sales for the first three quarters of 2003) to a loss of $2,846,000 (-127% of sales for the first three quarters of 2004). During the first half of 2004, we produced EIA test inventory in our California location in excess of historical levels required by our domestic insurance lab customers in anticipation of the shutdown of that facility in June 2004. Related labor and overhead costs attributable to product held in inventory are allocated to inventory as an asset rather than being expensed during the period incurred. The increased level of production and the build-up of EIA inventory combined to result in a reduction of costs expensed, particularly in the second quarter of 2004, leading to an improvement in our gross margin for the first nine months of 2004. Offsetting the increased margin attributable to the expanded production, in the absence of firm new international EIA test orders, we reserved approximately $1 million, or approximately half the value of the EIA inventory, in the third quarter of 2004, as our current inventory of these tests exceeds the expected demand by the insurance business alone prior to expiration of the tests.

Research and development expense increased $670,000 or 70% from $953,000 in the first three quarters of 2003 to $1,623,000 in the first three quarters of 2004. Approximately one third of the increase is attributable to compensation and benefits expense for new personnel and temporary staffing expense for personnel involved in developing and commercializing our rapid tests. Additional components of the increase are costs associated with the field trials of our HIV-1/2 rapid tests in Thailand, technology transfer efforts in Thailand and China and for the acquisition of specimens and product prototypes required for clinical trials for our rapid test initiatives.

Selling, general and administrative expenses decreased by $5,835,000, from $12,371,000 for the first three quarters of 2003 to $6,536,000 for the first three quarters of 2004. Approximately $6.2 million of the decrease is attributable to a decrease in consulting and investor relations expenses, of which $5.9 million was non-cash, recorded in connection with the issuance of warrants and options to various consultants providing investor relations, business development, marketing and operational effectiveness services who were willing to accept stock, warrants or options in lieu of cash for their services. These decreases are partially offset by an increase in international business development-related travel expenses, charges for severance and other costs related to the closure of the Alameda, California manufacturing facility during 2004; $707,000 in expenses associated with the Chinese joint venture, of which our minority partner's (Marr Technologies Limited, an entity related to Marr, our largest stockholder) 49% interest in this venture has been offset in arriving at our net loss for the first nine months of 2004; and expenses associated with the addition of a Corporate Compliance Officer.

The loss from operations decreased by $4,603,000 for the first three quarters of 2004, from $15,608,000 in 2003 to $11,005,000 in 2004.

Net interest expense decreased by $5,603,000, from $6,054,000 for the first three quarters of 2003 to $451,000 for the first three quarters of 2004. The decrease is primarily the result of the conversion of a significant portion of the Company's convertible debt during 2003 and earlier in 2004 and the accounting treatment applicable to the discounts and deferred offering costs associated with those debt instruments.

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Subsequently, beginning in May 2002, the Company negotiated several new financings from which, through November 12, 2004, it has raised approximately $31.8 million in gross proceeds. The following table summarizes these financings by major category and the subsequent table provides the details of these financings.

          SUMMARY OF RECENT FINANCINGS - MAY 2002 TO NOVEMBER 12, 2004


                                                      Gross            Net   Total Shares
           Financing Source                        Proceeds       Proceeds         Issued
           ----------------                        --------       --------         ------

           8% Convertible Notes                     $ 3,232        $ 2,594       46,084.3
           Other Restart Financings                     750            730        2,720.3
           Mercator 12% and 10% Debentures            4,550          3,650       37,529.5
              (1)
           Marr 2003 Private Placements              12,500         11,900       28,333.3
           May 2004 PIPE                              9,300          8,769       23,250.0
           July 2004 PIPE                             1,488          1,384        3,720.0
                                                   --------        -------       --------
             Total                                 $ 31,820       $ 29,027      141,637.4
                                                   ========       ========      =========


--------------------------------------------------------------------------------

(1) At November 12, 2004, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.3 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders of these 12% convertible debentures claim a transaction date which we dispute. These debentures have not yet been converted pending resolution of the transaction date dispute, which may impact the number of shares of our stock to which the holder is entitled upon conversion. See Note 12 to Detail of Financings.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


           DETAIL OF RECENT FINANCINGS - MAY 2002 TO NOVEMBER 12, 2004

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


                                                                                                  Calypte           Shares
Financing Type and                       Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature      Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------      --------      --------       ----          -----         ------------
Jason Arasheben                            70% of the      $ 100         $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                         lower of the
                                              average
                                          closing bid
                                             or trade
                                            price for
                                           the 5 days
                                            preceding
                                          conversion,
                                         but not less
                                           than $3.00

PIPE at $1.50 per share
Careen Ltd.                                 $1.50 per      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited               share      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
                                                           -----        -----                                       ----------

    Total Other Restart Financings
                                                           $ 750        $ 730                                      2,720.3/ $350
                                                           =====        =====                                      =============

Mercator 12% and 10% Debentures (2)

12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2,000       85% of the      $ 550     $345 (6)        9/12/02         $3.00       4,866.4(4)/$550
total commitment)                          average of
                                         the 3 lowest
Mercator assigned its rights to:              trading
   Alpha Capital AG                        prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                   the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                        trading days
   Goldplate Investment Partners            preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)            conversion        570          570         9/1/03        $0.498         5,181.8/ $570
                                                       ----  ---    ---   ---
                                                  (8)      1,870        1,665
   Dr. Khalid Ahmed                                           50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                               20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                          20           20        10/2/03        $1.310                     -
   Southwest Resource Preservation                                                      (12)        $1.310
     Inc.                                                     40           40        10/2/03
                                                       ---------    ---------
                                                          $2,000       $1,795           (12)                                   -
                                                          ------       ------                                                  -
                                                                                                                18,199.8/ $1,940


Mercator Momentum Fund, L.P.               80% of the       $300         $260       10/22/02         $3.90         0/ $300 (7)
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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                  Calypte           Shares
Financing Type and                       Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature      Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------      --------      --------       ----          -----         ------------
Mercator Momentum Fund L.P.  (10)          70% of the       $300         $245        4/29/03        $0.825       3,475.7/ $300
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $1.20

Mercator warrant                            $3.00 per         $0           $0       10/22/02         $3.90                   0
                                                share
10% Convertible Debentures
Mercator Focus Fund, L.P. (10)             80% of the     $1,000     $510 (6)        1/14/03         $1.92     7,941.1/ $1,000
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $3.00

Mercator Momentum Fund, L.P. (10)          80% of the       $450         $440        1/30/03         $1.86       2,857.7/ $450
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $3.00
Mercator Focus Fund, L.P. (10)                              $400                     3/13/03         $1.47       3,428.9/ $400
 Mercator Momentum Fund III, L.P.          65% of the        100                                                 1,626.3/ $100
                                                             ---                                                 -------------
                                           average of       $500         $400                                    5,055.2/ $500
                                                            ----         ----                                    -------------
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $2.10
   Total Mercator Debentures                              $4,550       $3,650                                   37,529.5/ $4,490
                                                          ======       ======                                   ================

Marr Private Placements

PIPE at $0.30 per share
Marr Technologies B.V. (9)(11)             $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                               share
PIPE at $0.50 per share
Marr Technologies B.V. (9)(11)             $0.50 per      $10,000     $9,600        9/1/03          $0.498            20,000.0
                                                          -------     ------                                          --------
                                               share
 Total Marr Private Placements                            $12,500    $11,900                                          28,333.3
                                                          =======    =======                                          ========

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                  Calypte           Shares
Financing Type and                       Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature      Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------      --------      --------       ----          -----         ------------

May 2004 Private Placement
 PIPE at $0.40 per share (13)                  Units
    SF Capital Partners LP                 issued at       $4,000        $3,720       5/28/04        $0.50           10,000.0
    Marr Technologies BV                      $0.40,        3,000         2,910       5/28/04        $0.50            7,500.0
    Proximity Fund LP                      including          500           465       5/28/04        $0.50            1,250.0
    Proximity Partners LP                     shares          500           465       5/28/04        $0.50            1,250.0
    MTB Small Cap Growth Fund             and 5 year          500           465       5/28/04        $0.50            1,250.0
    MTB Multi Cap Growth Fund                warrant          500           465       5/28/04        $0.50            1,250.0
    Bridges & PIPES LLC                  exercisable          300           279       5/28/04        $0.50              750.0
                                                           ------       -------                      -----           --------
                                        at $0.50 per
       Total May 2004 PIPE                     share       $9,300       $ 8,769                                      23,250.0
                                                           ======       =======                                      ========


July 2004 Private Placement
 PIPE at $0.40 per share (13)                  Units
    Sunrise Equity Partners, L.P.          issued at        $ 750          $698        7/9/04       $0.615            1,875.0
    Amnon Mandelbaum                          $0.40,           80            74        7/9/04       $0.615              200.0
    David I. Goodfriend                    including            8             7        7/9/04       $0.615               20.0
    TCMP3 Partners                            shares          150           140        7/9/04       $0.615              375.0
    United Capital Partners, LLC          and 5 year          500           465        7/9/04       $0.615            1,250.0
                                                          -------       -------                                       -------
                                             warrant
       Total July 2004 PIPE              exercisable      $ 1,488       $ 1,384                                       3,720.0
                                                          =======       =======                                       =======
                                            at $0.50
                                           per share

--------------------------------------------------------------------------------

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

       (2) At November 12 2004, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.3 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. See also Note 12.

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

      (6) Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. We registered shares underlying $1,300,000 of the total $2,000,000 commitment in July 2003 and we registered the shares underlying the final $700,000 of this commitment in our June 2004 registration statement.

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


Marr Credit Facility

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

On May 26, 2004, when the market price of our Common Stock was $0.46 per share, we and Marr again amended the Marr Credit Facility whereby Marr has committed to subscribe for to $5,000,000 of Promissory Notes that we may issue through December 31, 2004, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period expires. Marr has a designated representative currently serving on the Company's Board of Directors. Any Notes issued pursuant to this second amendment will bear interest at 9% per annum and will have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility is reduced by the amount of any equity financing we obtain after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds from the May 2004 Private Placement. Accordingly, the commitment has been reduced to approximately $3.6 million as a result of the closing of the July 2004 PIPE. As consideration for the extension of the commitment period reflected in the second amendment of the Marr Credit Facility, we issued to Marr a warrant to purchase 500,000 shares of our Common Stock at an exercise price of $0.40 per share. This warrant is immediately exercisable and expires two years from its date of issuance on May 26, 2006. The shares underlying these three warrants were included in our June 15, 2004 registration statement. At November 12, 2004, the Company has issued no Notes under the Marr Credit Facility.

Warrants, Options and Stock Grants

Since January 2002, we have entered into various contracts and agreements with consultants who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. We have obtained various services under these arrangements, including legal, financial, business advisory, and other services including business introductions and arrangements with respect to potential domestic and international product placement and the development of potentially synergistic relationships with appropriate public service or other governmental and non-governmental organizations. We have generally issued the warrants at a discount to the then-current market price and has registered the shares underlying the warrants, options and stock grants on Form S-8 Registration Statements for resale by the consultants. We have, since January 2002, issued approximately 9.6 million shares of our common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 7.9 million shares were issued during 2003.

In May 2002, we issued warrants and options to purchase 633,333 shares of our common stock under agreements with consultants to perform legal, financial, business advisory and other services associated with the restart of our operations. The warrants were issued at $0.45 per share on May 9, 2002 when the market price of our common stock was $0.90 per share. The option was granted at $0.90 per share on May 10, 2002, when the market price of our common stock was $0.90 per share. All of the warrant and option grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. The consultants exercised all the warrants and options and we issued 633,333 shares and received proceeds of $292,500. All but one of the consulting agreements discussed above expired in August 2002 and we entered into new agreements with certain of the consultants for legal, financial, business advisory, and other services including introductions and arrangements with respect to potential domestic and international product development of synergistic relationships with appropriate public service organizations. In November 2002, we issued warrants to purchase 950,000 shares of our common stock and stock grants for 70,000 shares of our stock to consultants under the terms of these new agreements. We issued 350,000 warrants at an exercise price of $1.50 per share on November 1, 2002, when the market price of our stock was $4.20 per share. We issued an additional 600,000 warrants at an exercise price of $1.50 on November 20, 2002, when the market price of our common stock was $2.70. All of the warrant grants were non-forfeitable and fully-vested at the date of issuance and were registered for resale by the consultants under Form S-8. By February 2003, the consultants had exercised all the warrants and we had received aggregate proceeds of $1.425 million. We issued 986,667 shares of our common stock pursuant to the exercises of the November 2002 warrant and stock grants. In January and February 2003, we entered into new contracts and extended certain other contracts with existing consultants to perform services as described above. On February 14, 2003, when the market price of our stock was $2.01, we issued warrants exercisable at $1.50 per share and stock grants for an aggregate of 975,216 shares of our common stock as compensation for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and we had received proceeds of $0.8 million.

During March 2003, when the market price of our stock ranged from $1.32 to $1.50 per share, we issued warrants exercisable at $0.75 per share and stock grants for an aggregate of 1,350,400 as compensation for services under new or extended contracts. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and we had received proceeds of approximately $0.9 million.

In April 2003, when the price of our stock ranged from $0.81 to $0.885 per share, we entered into additional contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in stock. We issued warrants at $0.75 per share and stock grants for an aggregate of 1,490,600 shares of our common stock as compensation or settlement for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and we had received proceeds of approximately $0.1 million.

In May 2003, when the price of our stock ranged from $0.552 to $0.576 per share, we again entered into new contracts, extended certain contracts, and modified certain other contracts with existing consultants who agreed to settle a portion of the outstanding balance due for services under their contracts in shares of stock. We issued warrants at $0.30 per share and stock grants for an aggregate of 2,080,305 shares of our common stock as compensation or settlement for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By September 30, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and we had received proceeds of approximately $0.5 million.

In July 2003, when the price of our stock ranged from $0.11 to $0.30 per share, we extended a contract for consulting and other services and granted the consultant a warrant to purchase 722,500 shares of our common stock at 50% of the closing market price on the date of any exercise as compensation under the contract. The warrant was granted as fully-vested and expired on September 30, 2003. By September 30, 2003, the consultant had exercised the entire warrant at prices ranging from $0.08 to $0.61 per share and we had received proceeds of approximately $0.4 million. Also during July 2003, we issued stock grants to consultants for an aggregate of 356,344 shares of our common stock as compensation under their contracts.

On August 20, 2003, when the price of our stock was $0.18 per share, we issued consulting contracts to two new consultants pursuant to which we issued warrants for 100,000 shares each, exercisable at $0.18 per share. The warrants were non-cancelable and fully-vested at the date of issuance. At December 31, 2003 and to date, the consultants have exercised none of the warrants.

In September 2003, when the price of our stock ranged from $0.50 to $1.80 per share, we issued an aggregate of 800,000 shares of our common stock to consultants and other service providers who agreed to take shares of stock in lieu of cash as compensation under their contracts.

In October and November 2003, when the price of our stock ranged from $0.53 to $1.65 per share, we issued an aggregate of 125,000 shares of our common stock to consultants and other service providers who agreed to take shares of stock in lieu of cash as compensation under their contracts.

In February 2004, when the price of our stock was $0.67 per share, we issued 500,000 shares of our common stock to a consultant who had agreed to accept shares of stock as a portion of its compensation under a consulting agreement. We issued approximately 67,000 additional shares of our common stock during the first quarter of 2004 to another consultant under the terms of a long-term consulting agreement.

In May 2004, when the price of our stock was $0.465 per share, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $0.50 as a portion of the compensation under a consulting contract. The warrants were exercisable immediately and remain so for a period of five years.

In June 2004, when the price of our stock was $0.52 per share, we issued 250,000 shares of our common stock to a consultant who had agreed to accept shares of stock as compensation under a consulting agreement.

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


Capital Lease

In September 2004, when the price of our stock was $0.38 per share, we entered into a lease for $500,000 of equipment used in our Rockville, Maryland manufacturing facility. The lease has a minimum term of 3 years with an extension option of 3 months, and requires monthly payments of $17,250 during the initial term and extension periods. In conjunction with the lease, we issued to the lessor a warrant to purchase 55,000 shares of our common stock at a price of $0.4060 per share. The warrant is exercisable for a period of three years.


Intellectual Property and Equipment Purchase Using Stock

On September 30, 2004, when the market price of our common stock was $0.39 per share and pursuant to Regulation S, we entered into a licensing, technology transfer and equipment purchase agreement ("License Agreement") pursuant to which we are required to pay to the licensor an aggregate of 1,232,840 Euros (approximately US $1,500,000) in either our common stock or cash to acquire certain licenses and manufacturing equipment. On September 30, 2004, we issued 1,172,205 restricted shares of our common stock to the licensor, representing the first installment under the License Agreement. The subsequent installments will be payable in shares of our common stock, or in cash, over the next several months, beginning five days following the effectiveness of a registration statement we filed on October 8, 2004. The License Agreement provides that the Company will issue shares of its Common Stock to the licensor at a price equal to the average closing price of its Common Stock as quoted on the American Stock Exchange for the five days immediately preceding the transfer, but not less than $0.40 per share.


Summary of Financing Activities

To successfully implement our business plan, we must obtain sustainable cash flow and profitability. We believe that our currently available cash balances and the approximately $3.6 million of funds which will be available from the commitment under the Marr Credit Facility, as amended, if necessary and if our Board of Directors unanimously approves issuance of a promissory note under the Marr Credit Facility before it expires on December 31, 2004, will be adequate to sustain our operations at current levels through early 2005. If we elect to issue notes under the Marr Credit Facility, those notes would be due and payable on May 31, 2005. If sufficient funds are not available from our operations to repay a promissory note issued under that facility when due, we may need to arrange additional financing, attempt to extend or otherwise modify the promissory note or make other arrangements. Although we do not presently have any agreements in place with respect to additional financing, we intend to seek additional financing aggregating up to $16.5 million by the issuance of Common Stock or equivalents and/or the issuance of warrants to purchase shares of Common Stock on terms and conditions that, based on the current market price of our Common Stock and the size of the financing, may result in the issuance of more than 20% of our currently issued and outstanding Common Stock and/or that may trigger certain anti-dilution protections that are included in existing financing agreements or that may be included in subsequent financing agreements and that would result in substantial dilution to our existing stockholders. Under the rules of the American Stock Exchange, in the event that either of these conditions occurs as a result of a prospective financing, we would need to obtain stockholder approval of such financing. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our new rapid tests, acquisition and protection of intellectual property rights, costs of developing our new products, ability to transfer technology, set up manufacturing and obtain regulatory approvals of our new rapid tests, market acceptance of all our products, existence and acceptance of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital in a timely manner.

Our longer-term liquidity and capital requirements are dependent on factors similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2004 and 2005. Consequently, we cannot predict the adequacy of our capital resources on a long-term basis. There can be no assurance that we will achieve or sustain profitability or positive cash flows in the future. In addition, there can be no assurance that additional financing such as that described above or any subsequent financing, if and as necessary, would be available to us on a timely basis, or that if it is available, that it would be on acceptable terms, if at all. The terms of additional financing could involve a change of control and/or, based on the then-current market price of our common stock and the size of the financing, require stockholder approval or trigger certain anti-dilution protections that are included in existing financing agreements or that may be included in subsequent financing agreements and that would result in substantial dilution to our existing stockholders. Further, there is no assurance that our stockholders would approve the terms of such subsequent financing, if so required. We would or might be required to consider strategic opportunities, such as merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such new strategic opportunity, and there can be no assurance that any such opportunities will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Registration Statements on Form SB-2

We were contacted by the San Francisco District Office of the SEC on October 28, 2003 and advised of an informal inquiry being conducted by the enforcement staff of the SEC regarding the Company. The staff requested, among other things, documents related to certain press releases we issued. We voluntarily provided the information sought by the SEC and have cooperated with the SEC in connection with its informal inquiry. Independently, the Audit Committee of our Board of Directors investigated the matter and retained outside counsel to assist in its investigation by reviewing the press releases and related information that were the subject matter of the SEC's informal inquiry letter. The Audit Committee completed its investigation and reported the results of its investigation and associated recommendations to the Board of Directors. Counsel for the Audit Committee advised the Audit Committee and the Board of Directors that the results of their investigation, interviews and review of documents provided in response to the SEC's informal inquiry letter indicated no evidence of management malfeasance with respect to its inquiry. While the SEC had advised us that the inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, we informed our former independent auditors, KPMG LLP ("KPMG") of the inquiry, and they thereafter informed us that they could not complete their quarterly review of our interim financial statements contained in our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 or audit our financial statements for our fiscal year ended December 31, 2003 until such time as our Audit Committee had completed its investigation related to the Commission's informal inquiry letter, the same was reviewed by KPMG, and KPMG was satisfied that, in its opinion, an adequate investigation was conducted and appropriate conclusions were reached and actions taken.

The interim financial statements contained in a Form 10-QSB are required to be reviewed under Statement of Auditing Standards No. 100 ("SAS 100") by an independent public accountant pursuant to Item 310(b) of Regulation S-B. We filed our Form 10-QSB for the quarterly period ended September 30, 2003 in accord with the prescribed time period required to be in compliance for filing the report, on November 14, 2003, without KPMG having completed its SAS 100 review. On December 23, 2003, the Company dismissed KPMG as independent auditors for the Company, effective immediately. The decision to dismiss KPMG was recommended by the Audit Committee of the Board of Directors. As of the date of KPMG's dismissal, KPMG had advised us that, in KPMG's opinion, the conditions necessary for KPMG to complete its review had not yet been satisfied. At the time of KPMG's dismissal, the Audit Committee had completed its investigation, had reported the results of its investigation and associated recommendations to the Board of Directors, and the Board of Directors had approved such recommendations. In addition, at such time, counsel for the Audit Committee had advised us that it had commenced to provide information to KPMG concerning the investigation conducted, the conclusions reached and the actions taken by the Company.

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


Operating Activities

During the nine months ended September 30, 2004 and 2003, we used cash of $9.0 million and $9.7 million, respectively, in our operations. In both periods, the cash used in operations was primarily for manufacturing and marketing our urine-based HIV-1 testing method, for developing our rapid HIV tests that are currently being developed and/or commercialized and for our other research, selling, and general and administrative expenses.


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

                    RISKS RELATED TO OUR FINANCIAL CONDITION

If We are Unable to Obtain Additional Financing When Required We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We believe that the balance of the aggregate of approximately $10.2 million of net proceeds of our 2004 private placements and the availability of approximately $3.6 million of borrowing capability from 9% promissory notes that we may issue through December 31, 2004 under the terms of the amended Marr Credit Facility will be adequate to sustain our operations at expected levels through early 2005. There can, however, be no assurance that such resources will be adequate. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our current or potential new products, including our rapid tests, or that we will achieve significant improvements in the efficiency of our manufacturing processes. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future. In the absence of adequate resources from current working capital and existing financing, we will be required to raise additional capital to sustain our operations. In that case, we would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. Although we do not presently have any agreements in place with respect to additional financing, we intend to seek additional financing aggregating up to $16.5 million by the issuance of Common Stock or equivalents and/or the issuance of warrants to purchase shares of Common Stock on terms and conditions that, based on the current market price of our Common Stock and the size of the financing, may result in the issuance of more than 20% of our currently issued and outstanding Common Stock and/or that may trigger certain anti-dilution protections that are included in existing financing agreements or that may be included in subsequent financing agreements and that would result in substantial dilution to our existing stockholders. Under the rules of the American Stock Exchange, in the event that either of these conditions occurs as a result of a prospective financing, we would need to obtain stockholder approval of such financing. There can be no assurance that we will enter into such agreements or secure such financing. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

If, Under the Terms of a Prospective Financing, We Are Required to Issue Additional Shares to Investors in Prior Financings Under the Terms of Anti-Dilution Protection Provisions and Do Not Obtain Stockholder Approval To Do So As Required by the American Stock Exchange, We May Be Forced to De-List from the American Stock Exchange.

The anti-dilution protection provisions granted to investors in our May 2004 PIPE and July 2004 PIPE require that we issue additional shares of our Common Stock and reprice and grant additional warrants to purchase our Common Stock to those investors if we issue additional shares of stock at less than $0.40 per share pursuant to financing(s) completed within one year of the May and July 2004 transactions, respectively. As a condition of our listing on the American Stock Exchange, we agreed, as a precondition to listing with the Exchange and issuing any shares of our Common Stock that may become issuable under the terms of the anti-dilution protection provisions contained in these financing agreements, to obtain stockholder approval prior to such issuance. If we enter into a subsequent financing transaction to issue shares of our Common Stock at less than $0.40 per share that triggers the anti-dilution protection provisions in the previous agreements, and if our stockholders do not approve the issuance of additional shares and new and re-priced warrants under the terms of such provisions, and if one or more of the PIPE investors do not waive their anti-dilution rights, we will be delisted by the American Stock Exchange or be forced to withdraw our listing from the American Stock Exchange in order to complete a financing transaction, at which time our Common Stock would again trade on the Over-the Counter Bulletin Board.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

As of September 30, 2004 our accounts payable totaled $1.6 million, of which $1.1 million was over sixty days old. We currently have many cash-only arrangements with suppliers and certain arrangements require that we pay down certain outstanding amounts due when we make a current payment. While we are current according to contract or current under the terms of payment plans with our primary patent licensors, as of September 30, 2004 we have accrued an aggregate of approximately $310,000 in royalty obligations to our patent licensors, of which approximately $177,000 were past due. The licenses attributable to past due royalty payments relate to technology utilized in both our urine EIA screening test and our supplemental urine and serum tests. Because of the interdependence of the screening and supplemental tests in our testing algorithm, the inability to use any one of the patents could result in the disruption of the revenue stream from all of our products. While at this time we are current with our payment plans for past-due amounts, if we are unable to maintain sufficient working capital, our ability to make payments on past due negotiated royalty obligations, make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our products. Additionally, certain vendors and service providers with whom we have not currently arranged payment plans have or may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payment is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the nine months ended September 30, 2004 was $11.1 million and for the year ended December 31, 2003 was $26.5 million; our accumulated deficit at September 30, 2004 was $139.0 million. We expect operating losses to continue during 2004 and into 2005, as we complete the development and/or commercialization of our rapid tests, complete our domestic manufacturing consolidation and international technolgy transfers, and conduct additional research and development and clinical trials for potential new products.

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

We May be Faced with A Legal Claim for Damages with Respect to the Issuance of Shares of Common Stock on a Claimed Conversion of Our 12% Convertible Debentures.

A claim has been made by Logisticorp, Inc. ("Logisticorp") and Southwest Resource Preservation, Inc. ("Southwest") with respect to an aggregate of $60,000 of 12% Convertible Debentures assigned to Logisticorp and Southwest by a debenture holder. Logisticorp's and Southwest's claim is that each tendered their respective conversion notice requests in August, 2003 and that as a result of their separate notices of election to convert their debentures, that Southwest is entitled to receive 427,807 registered shares of common stock, and Logisticorp 213,903 registered shares of common stock for an aggregate of 641,710 shares of common stock. Additionally, Logisticorp claims damages in the sum of at least $235,000, and Southwest claims damages in the sum of at least $471,000, or an aggregate of at least $706,000. The Company has advised Logisticorp and Southwest that it disputes their claims with respect to the conversion notice date, the conversion price and the number of shares based upon the formula in the debenture and the registration rights for the underlying shares. The Company, Logisticorp and Southwest have not yet achieved a resolution of the claims and there can be no assurance that the Company will not be responsible for damages including legal fees and expenses in the event that the claim is pursued.

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.35 per share and as high as $1.74 per share in the twelve months ended September 30, 2004. It has traded as low as $0.19 in the fourth quarter through November 12, 2004. We believe that some of the factors leading to the volatility include:

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

On June 15, 2004, we filed a registration statement covering the resale of approximately 83 million shares of our common stock. That registration statement was declared effective on July 8, 2004. At that time, investors in our common stock held approximately 71 million shares of restricted stock, of which approximately 41 million shares related to acquisitions of our common stock by Marr Technologies BV ("Marr"), our largest stockholder and the provider of our 9% promissory note credit facility, through their participation in private placements in 2003 and 2004 and conversion of debentures. Approximately 15.8 million additional restricted shares were related to issuances of our common stock to other participants in our May 2004 private placement; another 11.6 million restricted shares were related to issuances pursuant to our convertible notes and debentures and an additional 2.6 million shares were related to issuances under contracts and agreements under which we have received goods and services. Further, in the May 2004 private placement we issued warrants that are immediately exercisable or exercisable on 61 days' notice that could result in the issuance of an additional 8.8 million shares. Additionally, we could be required to issue approximately 2.4 million additional shares of our common stock if the holders of currently outstanding convertible debentures or various warrant holders elected to convert the remaining principal and accrued interest of their debentures or exercise their outstanding warrants. We registered essentially all of these outstanding restricted shares and the shares underlying the convertible debentures and warrants in the June 2004 registration statement. Essentially all of the shares registered are now freely tradable or would be so upon the conversion of the debentures or exercise of the warrants. Futhermore,we issued approximately 3.7 million shares of our common stock and immediately exercisable warrants to purchase an additional 2.6 million shares to investors in our July 2004 private placement. We registered all of the outstanding shares of common stock that we issued in the July 2004 private placement and the common stock underlying the related warrants in a registration statement that we filed on July 16, 2004 that was declared effective on July 28, 2004. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through November 12, 2004, we have issued approximately 169.3 million shares of our common stock and raised approximately $142 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of the Company's common stock from 200 million to 800 million. Although we have no plans to do so, at November 12, 2004, we have the ability, without further stockholder approval, to issue in excess of 500 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

Our Issuance of Warrants, Options and Stock Grants for Services, Intellectual Property and Equipment and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we have issued and may continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2003, we issued warrants, options and stock bonuses for nearly 19.8 million shares, including approximately 10.0 million shares from employee benefit plans and the 2003 Non-Qualified Stock Option Plan, in payment for consulting services. In the first three quarters of 2004, we issued approximately 2.1 million additional shares in payment for consulting services and for the acquisition of intellectual property and equipment. In addition to the potential dilutive effect of a large number of shares and a relatively low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Our Stockholders May Experience Substantial Dilution as a Result of Our Recent PIPE Financings and the Anti-Dilution Provisions Contained Therein or as a Result of Future Financings.

The current market price of our common stock and the price at which investors in our May 2004 PIPE and our July 2004 PIPE purchased shares of our common stock are significantly higher than the book value of our common stock. Had the 2004 PIPE transactions occurred in aggregate as of September 30, 2004, the investors would have invested, net of fees, an amount equal to approximately $16.7 million in excess of our total stockholders' equity as of that date, but would own only approximately 16% of our outstanding common stock.

Although we believe that we have sufficient funds to continue our operations through early 2005, we expect to arrange additional financing to fund our operations in 2005 or thereafter. There can be no assurance that additional financing would be available, or it if is available, that it would be on acceptable terms. Additionally, the shares issued pursuant to the May 2004 PIPE and the July 2004 PIPE and the related warrants for each have an anti-dilution feature that will require us to issue additional shares to the PIPE investors and modify their outstanding warrants if we subsequently issue additional equity at a per share price of less than $0.40 for a period of one year from the respective closing dates, except under the provisions of previously outstanding convertible debt, option plans, or option or warrant agreements. If we find it necessary to issue additional common stock to fund our operations in the year following the May 2004 and July 2004 PIPEs, all of our stockholders will experience dilution; if the terms of the potential future financing require that we issue shares of our common stock at a price of less than $0.40 per share, holders of our common stock prior to the 2004 PIPEs will experience even greater proportional dilution.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market In Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

Shares of our common stock are "penny stocks" as defined in the Exchange Act. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this documents are the following:

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

                          RISKS RELATED TO OUR BUSINESS

We May Be Unsuccessful in Implementing Our Consolidation, Development and Marketing Plans as Anticipated.

We have consolidated our manufacturing facilities in a single facility at our Rockville, Maryland location. In addition to internal validation and comparability studies that we conduct in conjunction with our manufacturing consolidation, the FDA must approve our facility changes and urine EIA manufacturing operations in Rockville before we will be permitted to sell urine EIA tests manufactured at that facility in the US. If the consolidation does not continue to proceed as planned, or if the FDA does not approve the facility changes on the timeline anticipated, the anticipated cost reductions as well as increased efficiencies may not occur. There can be no assurance that we will successfully complete the commercialization of our HIV rapid tests or that our international marketing efforts with respect to these tests will result in significant additional sales. Additionally, there can be no assurance that we will be able to successfully negotiate government or private-sector contracts for mass-testing applications. Consequently, our current financial resources and available financing may be inadequate, and we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

In conjunction with our manufacturing consolidation, we expect that we will be unable to produce our HIV-1 Urine EIA product for sale in the US until we complete the required validation and comparability studies at our Rockville facility that will be necessary for FDA review and approval. We expect FDA review and approval of our Rockville facility to be completed during the first half of 2005. We believe we have manufactured sufficient inventories of our HIV 1 Urine EIA test to continue to satisfy expected customer orders during the transition period. We have considered historical sales levels and the length of time required to complete the consolidation and obtain FDA approval in determining the amount of inventory required to bridge the transition period. Demand could significantly exceed historical levels, and consolidation of operations or FDA approval could take longer than expected. If one or more of these events occur, then our transition inventory may not be sufficient to supply customer orders and we may lose business that we may find difficult, or impossible, to replace. Alternatively, demand could fall significantly below historical levels, in which case we will have built excess inventory that we may have to dispose of at additional cost, or at a loss. In the absence of substantial firm new international purchase orders, we reserved approximately $1 million, or approximately half the value of our EIA inventory, in the third quarter of 2004, as our current inventory of these tests exceeds the expected demand by the insurance business alone prior to expiration of the tests.


Our Customers May Not Be Able to Satisfy Their Contractual Obligations and We May Not Be Able to Deliver Our Products as a Result of the Impact of Conditions Such as Severe Acute Respiratory Syndrome ("SARS") or Other World Events.

Our business model and future revenue forecasts call for a significant expansion of sales in the People's Republic of China as well as in Africa upon successful commercialization of our rapid products. Should conditions beyond our control, such as SARS, natural disasters, war or political unrest, redirect attention from the worldwide HIV/AIDS epidemic, our customers' ability to meet their contractual purchase obligations and/or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms that are not substantially dilutive to our stockholders, or we may have to curtail our operations, or both.

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

During the year ended December 31, 2003 and in the first nine months of 2004, we incurred $1.5 million and $1.6 million, respectively, in research and development expenses. We expect to incur even more significant costs as a result of our research and development activities in the future.

A primary focus of our efforts has been, and is expected to continue to be, rapid HIV tests, that are in the process of being developed and/or commercialized. However, there can be no assurance that we will succeed in our commercialization of these tests or in our research and development efforts with respect to other rapid tests or other technologies or products.

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

We Have Limited Experience Selling and Marketing Our HIV-1 Urine ELISA Tests and No Experience Marketing a Rapid Test.

Our urine-based ELISA products incorporate a unique method of determining the presence of HIV antibodies and we have limited experience marketing and selling them either domestically or internationally. Further, we have no experience marketing and selling rapid test products. Our company's success depends upon alliances with third-party international distributors and joint venture partners and upon our ability to penetrate expanded markets. There can be no assurance that:

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

We Currently Depend Upon the Viability of Our ELISA Products -- Our HIV-1 Urine-Based Screening Test, Our Urine and Blood Based Supplemental Tests and Our BED Incidence Test.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our current products. Our sales of these products for the nine months ended September 30, 2004 decreased by approximately 8% compared to the comparable period in 2003. Although we do not expect that such a trend will continue, there can be no assurance that it will not. Further, we have incurred a loss from operations in both calendar 2003 and in the first nine months of 2004. We have now completed the technology transfer for our HIV-1 incidence test and have that product available for sale, but we have no experience marketing that test or our rapid tests currently being developed and/or commercialized. If we cannot profitably introduce significant new products on a timely basis and if these products and our current ELISA tests fail to achieve market acceptance or generate significant revenues, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

We May Not be Able to Successfully Develop and Market New Products That We Plan to Introduce.

We plan to develop and/or commercialize other urine-based, serum-based and oral-fluid based diagnostic products including rapid HIV-1/2 screening tests and tests for other infectious diseases or health conditions. We also plan to develop, along with the Centers for Disease Control and Prevention, a blood-based rapid HIV test for diagnostic and surveillance purposes. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products, successfully transfer the technology for commercial-scale manufacturing to either internal, joint venture or outsourced manufacturers or meet regulatory requirements or resolve potential patent licensing or government distribution licensing requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

A Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our rapid HIV tests currently being commercialized, rapid HIV tests that we expect to develop using the technology obtained in the License Agreement acquired from Ani Biotech and other new products or technologies that may be developed or acquired. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited evidence on which to evaluate the market reaction to products that may be developed, and there can be no assurance that any products will obtain market acceptance and fill the market need that is perceived to exist.

Our Success Depends on Our Ability to Protect Our Proprietary Technology.

The medical diagnostics test industry places considerable importance on obtaining patent, trademark, and trade secret protection, as well as other intellectual property rights, for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong intellectual property portfolio or obtain licenses to patents for products and technologies, such as that obtained in the License Agreement acquired from Ani Biotech, both in the United States and in other countries.

As appropriate, we intend to file patent applications and obtain patent protection for our proprietary technology. These patent applications and patents, when filed, are intended to cover, as applicable, compositions of matter for our products, methods of making those products, methods of using those products, and apparatus relating to the use or manufacture of those products. We will also rely on trade secrets, know-how, and continuing technological advancements to protect our proprietary technology. There is, however, no assurance that we will be successful in obtaining the required patent protection.

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

We are Dependent Upon Patents, Licenses and Other Proprietary Rights From Third Parties.

To facilitate development and commercialization of a proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties. Obtaining and maintaining such licenses may require the payment of substantial amounts. In addition, we currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation and the Texas A&M University System. We also have the right to use patent and proprietary rights material to the manufacture and sale of our HIV-1 serum- and urine-based supplemental tests under a licensing agreement with National Institutes of Health. We will require license agreements from certain of these parties or other patent holders for technologies used in our rapid tests and other potential new products. As of September 30, 2004 we had accrued an aggregate of approximately $177,000 in past due royalty obligations to our patent licensors. In the event our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized in the event of a default in payment of royalties. Specifically, during the 2003 calendar year and the first nine months of 2004, revenues subject to the New York University, Cambridge Biotech and Texas A&M license agreements were $2.0 million and $1.3 million, respectively, and revenues subject to the National Institutes of Health agreement were $1.3 million and $0.9 million in calendar 2003 and in the first nine months of 2004, respectively. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our products since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

Additionally, we have recently acquired licenses to technologies that we believe are critical to our ability to sell our rapid tests currently being developed and/or commercialized and other rapid tests that we may plan to develop and/or commercialize in the future. There are numerous patents in the United States and other countries which claim lateral flow assay methods and related devices, some of which cover the technology used in our rapid test products and are in force in the United States and other countries. In the second quarter of 2004, we entered into a non-exclusive sublicense agreement with Abbott Laboratories that grants us worldwide rights related to patents for lateral flow assay methods and related devices. We believe that the acquisition of these rights will enable us to make or sell our rapid test products in countries where these patents are in force. In the third quarter of 2004, we acquired a sublicense from Bio-Rad Laboratories and Bio-Rad Pasteur for patents related to the detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent a small fraction of the known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. We believe that this sub-license agreement makes it possible for us to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets. Additionally, in the third quarter of 2004, we acquired rights from Ani Biotech for its rapid test diagnostic platform and sample applicator, which we believe is a viable alternative to current lateral flow technologies and with potentially worldwide applicability. The loss of any one of these licenses or challenges to the patents would be detrimental to the commercialization of our rapid test by delaying or limiting our ability to sell our rapid test products, which would adversely affect our results of operations, cash flows and business.

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

Following the anticipated commercialization of our rapid HIV tests, we believe that sales to international distributors and/or joint ventures will generate a significant portion of our revenues for the next several years. We believe that our urine and oral fluid-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. However, sales to international customers accounted for only 5% of our revenue in our fiscal year ended December 31, 2003 and approximately 11% of our revenue in the first nine months of 2004. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the U.S. In addition, as regulatory requirements for HIV screening tests outside the United States are less demanding than those of the FDA, we compete with our EIA products against a much wider range of competitors that may not be FDA approved. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1/2 tests, rapid tests and other non-EIA format tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. The following risks may limit or disrupt our international sales:

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

We have established a joint venture in China with an entitiy related to our largest stockholder through which we are currently planning to sell both our existing products and our rapid products that we are in the process of developing and/or commercializing. Our business in China is subject to political or economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past decade, the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization. The Chinese government may choose to end these policies or alter them significantly to our detriment with little, if any, prior notice.

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

Additionally, following the 1:30 reverse split of our common stock that became effective in May 2003, we currently have over 500 million shares of common stock that could be issued. Although there are no current plans to issue such a large number of shares, the dilution resulting from such issuance could also adversely affect the rights of our current common stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 12, 2004, we face exposure to changes in the price of our common stock as it relates to the conversion price of the remaining aggregate of $60,000 principal of 12% convertible debentures issued in October 2003.

These debentures are convertible into shares of the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. The holders of these convertible debentures claim an earlier transaction date which the Company disputes. These debentures have not yet been converted pending resolution of the transaction date dispute, which may determine the number of shares of the Company's stock to which the holder is entitled upon conversion, without regard to the current market price of the Company's common stock. Based on current market prices for its stock as of November 12, 2004, the Company would be required to issue approximately 0.3 million shares of its common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. See also Legal Proceedings.


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(b) Changes in internal controls.

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Calypte is a party to a lawsuit which has arisen in the ordinary course of business. The Company believes that the outcome of such lawsuit will not have a material adverse effect on its business, financial condition or results of operations. The Company has product liability and general liability insurance policies in amounts that it believes to be reasonable given its current level of business. Although historically the Company has not had to pay any product liability claims, it is conceivable that the Company could incur claims for which it is not insured.


ITEM 2.    CHANGES IN SECURITIES

In the past three years, the Company completed private placements of shares of its Common Stock in November 2001, August 2002, August 2003, September 2003; May 2004 and July 2004 and issued $1.1 million face value of convertible debentures in January 2001; issued $425,000 face value of 12% convertible debentures in February 2002 and an additional $100,000 face value to the same party and under the same terms in May 2002; and in May 2002 also issued $2.225 million face value of 8% convertible notes and a $0.150 million 10% convertible promissory note. In June 2002, the Company issued a $0.1 million face value 8% convertible debenture. In July 2002, the Company issued an additional $0.1 million face value 8% convertible debenture and $0.650 million of additional 8% convertible notes. In August 2002, the Company issued an additional $0.250 million face value 8% convertible note. In September 2002, the Company issued a $550,000 face value 12% convertible debenture. In January 2003, the Company issued $1.450 million face value 10% convertible debenture. In March 2003, the Company issued an aggregate of $0.5 million face value in two 10% convertible debentures; in April 2003, it issued a $0.300 million face value 12% convertible debenture; in July 2003, it issued a $0.750 million face value 12% convertible debenture; in September 2003, it issued a $0.570 million face value 12% convertible debenture; and finally, in October 2003, it issued an aggregate of $0.130 million face value 12% convertible debenture. Earlier, in January 2001, the Company entered into a stock sale and purchase agreement in a form generally referred to as an equity line of credit or equity draw down facility. Upon the termination of that facility, the Company entered into a second equity line facility in August 2001. These transactions are discussed in greater detail in "Financing Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Form 10-QSB.

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

Under the terms of the Marr Credit Facility as amended in May 2004, the commitment made by Marr to purchase up to $5,000,000 of 9% promissory notes that the Company may issue through December 31, 2004 is reduced by the net proceeds of the July 2004 PIPE. Accordingly, the remaining commitment under the Marr Credit Facility is currently approximately $3.6 million. At November 12, 2004, the Company has issued no notes under the Marr Credit Facility.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the Company's stockholders during the third quarter of 2004.

ITEM 5.    OTHER INFORMATION - SUBSEQUENT EVENTS

There have been no significant events not otherwise disclosed herein since September 30, 2004.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.          Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.          Reports on Form 8-K

            Form 8-K regarding Item 5. Other Materials Events, filed July 13, 2004 - Announcing the completion of a $1.5 million private placement of the Company's common stock to accredited investors on July 9, 2004, including the Company's press release dated June 9, 2004.

            Form 8-K regarding Item 5. Other Materials Events, filed July 19, 2004 - Announcing the termination of the informal inquiry of the Company by the Securities and Exchange Commission, including the Company's press release dated July 19, 2004.

            Form 8-K regarding Item 5. Other Materials Events, filed August 16, 2004 - Announcing the approval of the Company's common stock for listing on the American Stock Exchange.

            Form 8-K regarding Item 1.01. Entry into a Material Definitive Contract, filed October 4, 2004 - Announcing the License Agreement dated September 28, 2004 between the Company and Bio-Rad Laboratories Inc. and Bio-Rad Pasteur , including the Company's press release dated October 4, 2004.

            Form 8-K regarding Item 1.01. Entry into a Material Definitive Contract, filed October 5, 2004 - Announcing the License Agreement and Technology Transfer Agreement dated September 30, 2004 between the Company and Ani Biotech Oy, including the Company's press release dated October 5, 2004. 1.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CALYPTE BIOMEDICAL CORPORATION
                                              (Registrant)


Date:    November 12, 2004                    By:  /s/ Richard D. Brounstein
                                                 -------------------------------
                                                 Richard D. Brounstein
                                                 Executive Vice President
                                                   and Chief Financial Officer
                                                 (Principal Accounting Officer)