Form 10QSB/A
period 2004-06-30
CALYPTE BIOMEDICAL CORP
filed 2004-12-20
CIK 899426

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                 --------------

                               FORM 10-QSB/A NO. 1

                                 --------------
(Mark One)

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

                          5000 HOPYARD ROAD, SUITE 480
                              PLEASANTON, CA 94588
               (Address of principal executive offices ) (Zip Code)

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

                              FORM 10-QSB/A (NO.1)

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART II.   OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.........................   3

SIGNATURES .............................................................   4

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         10.150 Sublicense Agreement between the Company and Abbott Laboratories dated June 28, 2004.

          31.1 Certification of Chief Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


                                CALYPTE BIOMEDICAL CORPORATION
                                (Registrant)




Date: December 17, 2004         By: /s/ Richard D. Brounstein
                                    -------------------------------------------
                                    Richard D. Brounstein
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)