Form 10KSB
period 2004-12-31
CALYPTE BIOMEDICAL CORP
filed 2005-03-31
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 000-20985

                                 ---------------

                         CALYPTE BIOMEDICAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             DELAWARE                                            06-1226727
  (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)


     5000 HOPYARD ROAD, SUITE 480, PLEASANTON, CA                  94588
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                    ISSUER'S TELEPHONE NUMBER: (925) 730-7200

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its most recent fiscal year: $3,297,000

      As of March 29, 2005, 171,207,589 shares of the registrant's common stock, $.03 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was approximately $33,649,000 based on the $0.27 per share closing price of the common stock on that date reported on the American Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the issuer's definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission relative to the issuer's 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

                         CALYPTE BIOMEDICAL CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I.
Item 1.         Business                                                       1
Item 2.         Properties                                                    19
Item 3.         Legal Proceedings                                             19
Item 4.         Submission of Matters to a Vote of Security Holders           19

PART II.
Item 5.         Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                         20
Item 6.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         32
Item 7.         Financial Statements and Supplementary Data                   67
Item 8.         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      68
Item 8A.        Controls and Procedures                                       69

PART III.
Item 9.         Executive Officers and Directors of the Registrant            70
Item 10.        Executive Compensation                                        72
Item 11.        Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters              78
Item 12.        Certain Relationships and Related Transactions                79
Item 13.        Exhibits and Reports on Form 8-K                              80
Item 14.        Principal Accountant Fees and Services                        88
                Signatures                                                   S-1
                Certifications                                              IV-1

Except for the historical information contained in this annual report on Form 10-KSB, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to obtain additional financing if and when needed, uncertain market acceptance of current and prospective new products for determining the presence of HIV antibodies and our limited experience selling and marketing HIV diagnostic test, as well as the other risks and uncertainties described under "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB. The Company assumes no obligation to update any forward-looking statements contained herein.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-KSB contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2005. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "plan," "intend," "expect," "goals" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results." We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Calypte Biomedical Corporation develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. Since 1998 we have been the leading manufacturer of urine-based HIV diagnostic tests. Over the last two years, we have been broadening our historical focus on urine-based laboratory tests to include other HIV tests, such as a blood-based incidence test and various rapid tests using other specimens.

We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. We trade on the American Stock Exchange under the symbol "HIV." Our corporate headquarters are located in Pleasanton, California. We have FDA-approved and ISO 13485:1996-certified manufacturing operations and research facilities in Rockville, Maryland, just outside of Washington DC, and additional research operations in Vancouver, Washington.

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (the "Beijing Calypte Joint Venture"), created to market our current and upcoming products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV ("Marr"), our largest stockholder, which holds approximately 27% of our outstanding stock as of March 28, 2005.

FINANCIAL CONSIDERATIONS

To successfully implement our business plans, we must obtain sustainable positive cash flow and profitability. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our new rapid tests, protection of intellectual property rights, costs of developing our new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing and obtain regulatory approvals of our new rapid tests, market acceptance of all our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital, if and as needed, in a timely manner.

Based upon our tenuous financial condition as demonstrated by our working capital deficit at December 31, 2004, our recurring losses and our accumulated deficit, our independent accountants have issued an opinion on our financial Statements at December 31, 2004 that cites substantial doubt about our ability to continue our business operations as a going concern. Although we issued a $2,000,000 Promissory Note (the "Promissory Note") to Marr in January 2005, it was due on March 31, 2005 and the proceeds have not provided us with the liquidity to fully attain our business milestones and to achieve profitability. We have negotiated an extension of the maturity date of the Promissory Note until April 30, 2005. Our current cash resources are not sufficient to sustain our operations and achieve our milestones through the second quarter of 2005 without obtaining additional financing. We believe that we will need to arrange additional financing of approximately $15 million to sustain our operations throughout 2005, including the funds required to repay the Promissory Note. We are actively engaged in seeking additional financing, however, if we are unable to repay the Promissory Note on its extended due date of April 30, 2005 or further modify its due date, we will be in default. There can be no assurance that we will be able to repay or further amend the payment terms of the Promissory Note. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future.

Our longer-term liquidity and capital requirements are dependent on factors similar to those which constrain our current liquidity and capital resources and which may prevent us from validating our business model during 2005. In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in one or more existing financing agreements that would result in substantial dilution to our existing stockholders. There can be no assurance that we will enter into such strategic agreements or secure such financing, or that our stockholders will approve the terms of such agreements or financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

BACKGROUND ON HIV

HIV, the virus that causes Acquired Immunodeficiency Syndrome ("AIDS"), is a leading cause of death for persons ages 25 to 44 in the U.S. and for persons of all ages in many international locales. Those infected with HIV generally do not show symptoms of AIDS until several years after HIV infection, if at all. Because most persons infected with HIV are unaware of their HIV status and are asymptomatic for AIDS, they do not avail themselves of medical treatment and may unknowingly expose others to the risk of HIV infection. HIV is spread by a transfer of bodily fluids, primarily through sexual contact, blood transfusions, sharing intravenous needles, accidental needle sticks or transmission from infected mothers to newborns.

Prior exposure to HIV can be detected in laboratory and point-of-care tests even though the infected individual is asymptomatic. Although the human immune system typically requires a number of weeks or months to begin producing antibodies following exposure to HIV, there is no consensus in the scientific community as to whether antibodies can first be detected in blood, urine or oral fluid.

According to the December 2004 AIDS Epidemic Update published jointly by the Joint United Nations Programme on HIV/AIDS and the World Health Organization (the "WHO"), at the end of 2004 an estimated 39.4 million people globally were living with HIV, including 2.2 million children under age 15, and an estimated
4.9 million people that were newly infected with HIV during 2004. In spite of increased emphasis on the epidemic in the worldwide press and increased funding by both governmental and humanitarian organizations for diagnosis and therapy, the Update reported that about 3.1 million people died of AIDS during 2004.

The Update further reported that the number of people living with HIV at the end of 2004 has risen in every geographic region worldwide compared with 2002. The steepest increases are occurring in East Asia, where the number of people living with HIV increased by 50% between 2002 and 2004 to 1.1 million, primarily as a result of China's growing epidemic, and in Eastern Europe and Central Asia, which increased by 40% to 1.4 million between 2002 and 2004, primarily due to the epidemic in the Ukraine and the Russian Federation. Sub-Saharan Africa remains most impacted by the crisis, with over 25 million people living with HIV in 2004, compared with 24 million in 2002. 64% of the people living with HIV in 2004 worldwide are in sub-Saharan Africa, as are 76% of all women living with HIV, even though sub-Saharan Africa is home to only about 11% of the world's population.

In its February 2004 presentation, Global Health, The Bill & Melinda Gates Foundation (the "Gates Foundation") cited a mid-2002 UNAIDS report indicating that in the absence of dramatically expanded prevention and treatment efforts, 68 million people will die of AIDS in the 45 most affected countries between 2000 and 2020, a mortality outlook that is five times the number of AIDS-related deaths in the previous two decades in these countries. Further, the Gates Foundation report projects approximately 45 million new HIV/AIDS infections by the year 2010, with 28 million of these infections considered to be preventable. Whereas the epidemic is currently centered primarily in sub-Saharan Africa, where projections of current and future infection range from 30 to 35 million adults by 2010, the Gates Foundation study identifies countries in northern Africa as well as Russia, India and China as the "next wave" countries which will experience the HIV/AIDS pandemic, as demonstrated in the following chart:

--------------------------------------------------------------------------------

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

SOURCE: Bill and Melinda Gates Foundation Global Health report 2/2004

--------------------------------------------------------------------------------

In recent years, the global HIV/AIDS epidemic has provided an opportunity for the spread of other infectious and sexually transmitted diseases ("STDs"). Tuberculosis ("TB"), for example, is airborne and can be readily and silently spread by an act as simple as breathing. The Global Alliance for TB Drug Development (the "Global Alliance") reports that 12 million people worldwide, or approximately one in three HIV-positive persons, are co-infected with HIV/AIDS and TB. The two diseases represent a deadly combination, since both are more destructive together than either is alone. HIV infection appears to be the most potent risk factor for converting latent TB into active transmissible TB, accelerating the progression of that disease, while TB bacteria help accelerate the progress of the AIDS infection in the patient. The Global Alliance reports that in sub-Saharan Africa, two thirds of TB patients are co-infected with AIDS and that when a patient with latent TB becomes co-infected with HIV, that patient is 30% to 50% more likely to develop active TB. The Gates Foundation reports that TB is now the leading cause of death for people living with HIV/AIDS.

While TB co-infection with HIV may be more prevalent in the developing world, STD co-infection with HIV/AIDS is a developed-world consideration. STDs include syphilis, gonorrhea, chlamydia, and similar bacterial infections acquired primarily through sexual contact. A report issued by the Centers for Disease Control, Tracking the Hidden Epidemics: Trends in STDs in the United States 2000, states, "In the United States, more than 65 million people are currently living with an incurable sexually transmitted disease (STD)." Persons living with HIV account for approximately 10% of this population. The report continues, "An additional 15 million people become infected with one or more STDs each year, roughly half of whom contract lifelong infections. Yet, STDs are one of the most under-recognized health problems in the country today. Despite the fact that STDs are extremely widespread, have severe and sometimes deadly consequences, and add billions of dollars to the nation's healthcare costs each year, most people in the United States remain unaware of the risks and consequences of all but the most prominent sexually transmitted disease - the human immunodeficiency virus or HIV." The CDC Fact Sheet, The Role of STD Detection and Treatment in HIV Prevention, states "Individuals who are infected with STDs are at least two to five times more likely than uninfected individuals to acquire HIV if they are exposed to the virus through sexual contact." There is substantial biological evidence that the presence of other STDs increases the likelihood of both transmitting and acquiring HIV. The Fact Sheet also notes that STD trends can offer important insights into where the HIV epidemic may grow, since the high-risk sexual behaviors responsible for the transmission of STDs are similar to those generally responsible for the transmission of HIV. STDs constitute significant health problems not just in the US, but in many international locales as well.

Under the terms of the License Agreement with Ani Biotech ("Ani"), we have been granted an exclusive license to develop, manufacture and sell rapid diagnostic tests for a number of sexually transmitted diseases, including HIV, HPV, Hepatitis B, Hepatitis C, Syphilis, Gonorrhea, and Chlamydia when urine or oral fluid are the sample media. We have also been granted a non-exclusive license to develop, manufacture and sell the same sexually transmitted disease tests when blood, serum, plasma, or urogenital swabs are the sample media. While we have no plans to bring out products for the detection of TB or STDs in 2005, because of their significant prevalence in co-infection with HIV, we have begun investigating the possibility of tests that would include one or more of these diseases in conjunction with HIV. We believe the Ani lateral flow platform (see HIV-1/2 Rapid Tests using the Ani Platform in RESEARCH AND DEVELOPMENT SPENDING later in this section) may offer the most attractive opportunity for such tests.

HIV TESTING - THE FIRST STEP IN A TREATMENT PROTOCOL

HIV was first diagnosed in the early 1980's. The discovery in 1984 of HIV antibodies circulating in the blood led to the development and widespread use of blood screening tests for the detection of HIV antibodies. Blood banks began testing their supplies of blood in an effort to maintain and protect the integrity of the blood. Most current HIV antibody screening tests are enzyme immunoassay ("EIA") tests which operate on the principle that antibodies react with antigens. Antibodies are produced by the human body in response to the presence of an infectious disease, such as HIV. Antigens are substances that stimulate production of antibodies. EIA tests provide an antigen base that will react with HIV antibodies, if such antibodies are present. Enzymes are used to detect the reaction between the antigens and antibodies.

Since 1984, the blood screening test has been considered the gold standard of HIV testing. In the United States, in addition to blood banks, physicians, life insurance companies, the military, the criminal justice system, the U.S. Citizenship and Immigration Services and community-based organizations all use blood-based testing. Unfortunately, HIV blood testing can be expensive and poses risk of infection to health care personnel. Blood is typically drawn at physician offices, clinics, hospitals or blood draw stations, where trained personnel are available. The blood is then sent to a laboratory where a trained health care worker or phlebotomist must first centrifuge the blood sample and then test it for the presence of HIV antibodies. Blood samples and related blood-sampling equipment require careful handling to avoid accidental exposure to any blood-borne pathogens, including HIV. Additionally, blood-based testing has become increasingly more costly as the costs of disposing of potentially infected specimens, syringes, needles and transfer tubes has increased. The cost of blood-based testing is prohibitive to many large public health screening programs, particularly in lesser-developed countries, many of which have significantly higher rates of HIV infection. Even in the United States, certain populations are not routinely screened due to the high cost of blood-based testing.

In the United States, laboratory testing protocols for HIV antibody follow the same general testing protocol regardless of the sample type being used. The protocol is to first test a sample for the presence of HIV antibodies. Any sample found to be reactive is then retested in duplicate. If either of the retests is reactive, the same sample is tested again using a more precise and expensive supplemental test. The presence of HIV antibodies, based on the results of the supplemental test, is considered a positive diagnosis of HIV infection. This protocol minimizes the risk of incorrectly reporting a false positive result that an individual is infected with HIV.

Testing in the United States

In its HIV/AIDS Surveillance Report, 2003 issued in March 2005, the CDC reported the prevalence rate of adults and adolescents living with HIV infection (not
AIDS) in the United States as approximately 128 out of 100,000 (a rate of 0.13%) at the end of 2003. Studies indicate that the number of HIV tests performed in the United States, whether for the purpose of diagnosing HIV infection, ensuring the safety of the blood supply, underwriting life insurance policy applications, health screening or otherwise, is equivalent to approximately 28% of the population. Comparatively, the AIDS Epidemic Update estimates the prevalence rate of adults (ages 15 to 49 years of age) living with HIV in sub-Saharan Africa and in Eastern Europe and Central Asia at 7.4 % and 0.8%, respectively, at the end of 2004. Studies estimate that the number of HIV tests performed in sub-Saharan Africa and in Russia and Eastern Europe is equal to approximately 1.3% and 3%, respectively, of the corresponding population.

The strength of the market for HIV diagnostic tests in the United States is not related to the prevalence of HIV infection, but to the significant percentage of the population that is tested for one or more purposes. Although relatively high testing rates already occur in the United States, in a study reported in February 2005 in the New England Journal of Medicine, the researchers concluded that in all but the lowest-risk populations, routine, voluntary HIV testing every three to five years is "justified on both clinical and cost-effectiveness grounds." The researchers proposed that one-time testing for the general population might be cost-effective. In a second study reported in the same publication, the researchers concluded that routine, voluntary testing - even among relatively low-prevalence populations - is as cost effective as "commonly accepted interventions, and such programs should be expanded." These researchers observed further that one-time testing of the general population could reduce the annual U.S. HIV transmission rate by 20% and that HIV-positive people diagnosed through such testing could gain an average of 1.5 years of life. The CDC responded by saying that it would consider these findings and recommendations for expanded testing as its updates its suggested testing protocols and especially in light of the availability of rapid tests. While we first plan to market rapid tests using the Ani technology internationally, we plan to seek FDA approval for them and introduce them into the U.S. professional market.

Additionally, while there are currently no FDA-approved over-the-counter HIV tests, we believe that such a test would be advantageous in the battle against HIV transmission and is approvable. Further, we believe that a rapid test platform such as the one acquired from Ani could be appropriate for use in an over-the-counter application, potentially coupled with tests for other STD's or conditions. At the appropriate time we will commence the regulatory approval process in the United States. It is possible that over-the-counter sales might occur sooner outside the United States.

The International Testing Gap

As noted above, the countries in which the prevalence of HIV is greatest currently have the lowest testing rates. China, sub-Saharan Africa, Russia, Southeast Asia, India and Brazil are all facing explosive and deadly growth in HIV infections. Most of these countries do not have the economic ability or medical infrastructure to adequately diagnose and provide therapy to persons already infected or to prevent the spread of the epidemic. The Global Fund, UNAIDS, WHO, the World Bank, the United Nations, the Gates Foundation and many other humanitarian and governmental organizations, including the Unites States and its $15 billion President's Emergency Plan for AIDS Relief, have all recognized the importance of mitigating the advance of the HIV/AIDS epidemic and have made significant contributions to combat the crisis through funding, science and testing and treatment implementation. As a result, Global Industry Analysts have projected in their February 2004 report, HIV/AIDS Testing, A Global Strategic Report that the worldwide HIV testing market is expected to more than double from $698 million in 2000 to $1.7 million by 2010 driven largely by the expansion of testing programs in developing countries.

The following table describes the primary purchasers and recipients of HIV diagnostics acquired to meet the challenges of the worldwide HIV/AIDS epidemic.

------------------------------------------------------------------------------------------------------------------------
          ORGANIZATION                                  DESCRIPTION                                  EXAMPLES
------------------------------------------------------------------------------------------------------------------------
PROVIDERS
------------------------------------------------------------------------------------------------------------------------
       International             Agencies with the dual role of providing funds and             o     WHO
       Coordinating              technical/operational advice to African nations. Their         o     UNAIDS
       Agencies                  roles include:                                                 o     World Bank
                                 o     Technical guidance on available AIDS testing
                                       products
                                 o     Operational guidance (procurement guidelines,
                                       advice on setting up testing programs)
                                 o     Funding (e.g. World Bank loans) and test donations
------------------------------------------------------------------------------------------------------------------------
       Developed                 First World government organizations that provide bilateral    o     US: USAID, CDC
       World                     support to African Governments and Non-Governmental            o     Norway: NORAD
       Countries                 Organization ("NGO") programs. Support may include:            o     Japan: JICA
                                 o     Funding
                                 o     Advice
                                 o     Involvement in setting up and running HIV test
                                       programs
------------------------------------------------------------------------------------------------------------------------
       Pure Funds                o     Organizations whose primary purpose is to grant          o     The Global Fund
                                       large funds to governments of developing nations         o     Gates Foundation
                                       and local and international NGOs
                                 o     Pure funds do not typically run HIV testing
                                       programs in recipient countries or provide
                                       technical/operations advise on running HIV testing
                                       programs.
------------------------------------------------------------------------------------------------------------------------
RECIPIENTS
------------------------------------------------------------------------------------------------------------------------
       Governments of            Various departments (Ministry of Health, President's Office,   o     Governments of
       Developing                National Lab) within the local government that supervise,            all countries
       Nations                   coordinate and regulate lab and field-based HIV testing
                                 programs.
------------------------------------------------------------------------------------------------------------------------
       Local NGOs                o     Private or community organizations which operate         o     AIDS Information
                                       locally and run local testing program, including               Centre
                                       voluntary counseling and testing                         o     Family Planning
                                 o     Raise some funds on their own, but are typically               Association Uganda
                                       given funding and advice by out-of-country organizations
------------------------------------------------------------------------------------------------------------------------
       International NGOs        o     Internationally-based organizations that operate         o     Multi-Country
                                       HIV testing programs in needy countries                        AIDS Project
                                 o     These organizations are partially self-funded and        o     Family Health
                                       partially funded by larger fund organizations                  International
                                       (e.g. Global Fund, Gates Foundation, World Bank, etc.)   o     AIDS Campaign
                                                                                                      Team
                                                                                                o     Catholic
                                                                                                      Mission Board
------------------------------------------------------------------------------------------------------------------------

PRODUCTS

      ELISA TESTS

We manufacture one of only two U.S. FDA-approved supplemental or "confirmatory" blood tests for HIV Type 1 ("HIV-1") diagnosis, as well as the only two U.S. FDA-approved tests for the screening and confirmation of HIV infection using urine samples. These three tests are for use in professional laboratory settings. Most of our revenues are currently generated from the sales of these three tests, which we refer to collectively as our "ELISA tests."

      HIV-1 BED INCIDENCE EIA

In September 2004, we began manufacturing and selling a unique surveillance test called the HIV-1 BED incidence EIA test (the "Incidence Test"). We have a license from the US Centers for Disease Control and Prevention ("CDC") to manufacture and commercialize the test worldwide. The capability of this technology is significant because a critical element of reducing HIV transmission rates is by identifying where the increased rates are occurring and instituting prevention programs accordingly. The Incidence Test is designed to estimate the rate of new HIV-1 infections in populations by determining what proportion of a population of HIV-1 infected people were infected within approximately the prior 6 months. It is useful as an epidemiological measurement to track the expansion of HIV infection into susceptible populations, which will allow public health agencies to more efficiently use their resources by focusing their prevention efforts on those groups having the greatest need. Incidence surveillance can identify patterns of infection in high risk populations and can carry out a time sensitive evaluation. Information on the estimate of recent HIV infection can pinpoint an emerging epidemic, monitor trends in transmission and target prevention resources to populations where the rate of HIV infection is increasing.

We believe that the BED Incidence test can also provide policy makers and program managers with valuable insights regarding the success of their prevention programs and a scientific approach to both human and financial resource allocation. Incidence estimates help determine the efficacy of prevention programs from both a disease spread and financial resource perspective and evaluate areas appropriate for alternative therapeutic media, such as vaccine trials. We expect the demand for this product to grow throughout 2005 as the CDC continues to conduct worldwide workshops to train representatives from various governmental public health and humanitarian organizations to use the test.

   STATUS OF NEW PRODUCTS

      HIV-1/2 RAPID TESTS

Our primary focus is developing and commercializing new test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2") in blood, oral fluid and urine samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests"). We are currently conducting clinical trials of these products in the People's Republic of China ("China"), Uganda and South Africa and expect to conduct other trials during 2005. Pending local regulatory approval, we expect to have the blood test commercially available early in the second quarter of 2005 and the non-blood tests available before the seond half of this year.

The largest numbers of cases of HIV are found in sub-Saharan Africa and Asia. It is predicted that the next wave of the epidemic may occur in China, India, and in the countries of Northern Africa and Eastern Europe. The characteristics of these markets make adoption of our laboratory-based ELISA tests a difficult challenge. In vast areas of Africa and Asia in particular, the lack of properly equipped laboratories, properly trained technologists, or even reliable
electricity   and  water  make  the  logistics   associated   with   traditional
laboratory-based testing algorithms slow, impractical and unreliable. Self-contained rapid tests that are easy to perform even in remote locations seem to offer tremendous promise in these high-risk settings.

Furthermore, one of the challenges faced by clinicians around the world is that of getting patients to return to the testing clinic for their HIV test results several days or weeks after their initial counseling and testing session. The CDC has reported that up to 30% of the people who attend HIV clinics in the United States do not return for their results, and whether this is caused by fear or by the inconvenience of revisiting the clinic, the result is the same - lost opportunities to further counsel, and if necessary, treat the public. The problem is no better in the developing world.

Unfortunately, HIV testing in the developing world often requires a more comprehensive solution than a reliable point-of-care test, however. Cultural taboos about giving blood, the fear of painful blood collection, the risks associated with the re-use or accidents involving needles and lancets, and the stigma of being seen at an HIV clinic are all factors that can limit the utility and effectiveness of rapid HIV tests.

The ability to perform HIV testing without the need for a blood sample has been shown in the past to significantly increase voluntary testing rates. Moreover, the elimination of needles and lancets from the testing process simultaneously eliminates the risk of accidental infection through needle re-use or needle-stick accident. This apparent need for rapid HIV antibody tests that can be performed safely and painlessly on non-blood samples in virtually any setting drove our development of rapid HIV tests for urine and oral fluid samples, in addition to the traditional blood/serum/plasma format.

To address the markets in China, sub-Saharan Africa and elsewhere, we have designed three rapid tests in a simple format. These immunochromatographic tests employ a lateral flow "dipstick" design, free of plastic housings that contribute to cost and waste. After dropping a dipstick into a disposable test tube that contains sample, the sample will migrate up the strip. Along the way, the sample will wet a Protein A: gold conjugate pad. The reconstituted conjugate is reddish in color, and will complex with IgG in the sample. Thus bound, the sample and conjugate will continue to migrate up the dipstick. As this complex of sample and gold conjugate migrates, it will encounter a line of HIV proteins (recombinant or synthetic peptide, depending on the assay). At this point, the anti-HIV IgG in an antibody-positive sample will form a classical antigen:antibody:conjugate complex which is visually discernable as a red line. Further up the dipstick, the sample and conjugate complex will encounter a line of anti-human IgG antibody. Human IgG that is present in the sample will form a visible antibody:antibody:conjugate line. This second line acts as a control line that indicates not only that the reagents imbedded in the test device are functional, but that a valid, adequate sample was introduced to the test.

For all three tests, positive results are generally visible within 5 minutes, but users should allow 20 minutes before interpreting a result as negative. The blood/serum/plasma test requires just 5 uL of sample in a dropper-full (200 uL) of diluent, and the urine test simply uses 200 uL of untreated, unconcentrated urine without diluent. Oral fluid samples are collected by wiping a swab across upper and lower gums, and then releasing the material collected by the swab into a dropper-full (1mL) of diluent.

We completed a prospective and random study at the Thai Red Cross Anonymous HIV Clinic in Bangkok, Thailand in June 2004 and provided the results to delegates of the XV International AIDS Conference held in July 2004 in Bangkok. This study tested a total of 1023 subjects, 392 seropositive subjects, including 37 seropositive subjects receiving anti-retroviral therapy, and 631 seronegative subjects. The true antibody status of these subjects was determined by testing of a blood sample using the standard testing method routinely used by the Anonymous Clinic for diagnostic testing. Our blood rapid test was 100% concordant with the results of the standard blood tests. Our oral fluid test demonstrated 99.5% sensitivity (390 of 392 subjects). The specificity of the oral fluid test was 100%. Our rapid urine assay was found to be 99.0% sensitive (388 of 392 subjects) and 100% specific. "Specificity" is the ability to identify all non-HIV infected individuals correctly. "Sensitivity" is the ability to detect HIV infected individuals. Our rapid blood, oral fluid, and urine tests correctly identified 1023 of 1023 subjects, 1021 of 1023 subjects, and 1019 of 1023 subjects for an overall accuracy of 100%, 99.8%, and 99.6%, respectively.

We believe these results validate the technology for all of our dipstick-format rapid tests. We are moving all three of the rapid assays into manufacturing sequentially. We plan to initially manufacture our rapid tests in Thailand. In preparation for our first foreign manufacturing technology transfer, we announced on May 11, 2004 that we had finalized a non-exclusive contract manufacturing agreement with Thailand-based Pacific Biotech Co., Ltd. to act as our initial international manufacturer for our rapid tests. Manufacturing will be located at the Pacific Biotech facility in Phetchaboon, Thailand. We have now completed the technology transfer of our dipstick format blood, oral fluid and urine HIV-1/2 rapid tests to our Thailand manufacturer and have produced three pilot lots of each, which will be used for internal validation studies. The validation of the blood test has been completed and we now have product available for commercial sale. We plan to complete the validation of our oral fluid and urine tests and have those products available for commercial sale during the second quarter of 2005.

We commenced clinical trials of all three of our dipstick format rapid tests in China in the fourth quarter of 2004 The Chinese clinical trial program is testing approximately 1,500 patients comprised of known HIV antibody positive subjects, high risk subjects, special situation subjects and low risk subjects. Based on information we have received from the field to-date, we believe that the collection and testing of all HIV positive subjects has been completed and the collection and testing of the other subjects commenced immediately after the Chinese New Year in February 2005. We expect to complete sample collection at all trial locations during the first half of 2005, with a full statistical analysis available approximately two weeks after the last patient has been enrolled. While we expect that all three of our rapid HIV-1/2 tests will meet the accuracy standards that have been employed by the Chinese SFDA in past rapid HIV test approvals, we cannot reach firm conclusions until the final statistical report is available. The results of this clinical trial, if acceptable, will form the basis to file the required regulatory applications with the Chinese FDA
(SFDA). It is possible that the SFDA will not approve our blood rapid test due to a recently announced policy of not accepting new products where comparable approved products already exist in the Chinese market in sufficient quantities. We commenced clinical trials of our dipstick format rapid tests in Uganda and South Africa in the first quarter of 2005, and we plan to initiate clinical trials of these tests in Botswana, Cameroon and Kenya, and possibly other countries, during the first half of 2005.

DISTRIBUTION

In general, our strategy is to manufacture and distribute products worldwide through agreements with third party distributors and joint venture partners. We market and distribute our ELISA tests through direct sales and through a number of distributors in the United States ("U.S.") and, internationally, primarily in China and Brazil. We market and distribute the Incidence Test through the CDC in the U.S. and, internationally, through distributors and direct sales.

To meet the challenges of testing for HIV in the developing world, we have adopted a manufacturing strategy for our rapid tests that capitalizes on the reduced labor and overhead rates typical of the regions in which the tests will be sold. Thus, we intend to manufacture, market and distribute our HIV 1/2 Rapid Tests for distribution in China using the Beijing Calypte Joint Venture to facilitate the manufacturing and to manage the sales and marketing. We plan to serve the developing world initially with product produced in Thailand by an ISO-certified contract manufacturer, and potentially, elsewhere.

We intend to expand our manufacturing and distribution capabilities through both new and enhanced partner and channel relationships.

The following table summarizes the markets and geographic regions that we and our current marketing partners cover with respect to our current ELISA products and our HIV-1/2 Rapid Tests. The table includes marketing and distribution arrangements that were in effect at March 21, 2005. Material terms of the respective distribution arrangements are described in more detail below.

                                                                                                  Products Distributed (1)
                      Effective                                                                   ------------------------
Marketing Partner/    Date of      Term of                                               Rapid        BED         Serum       Urine
Company               Arrangement  Arrangement            Geographic Region              Tests     Incidence        WB        EIA/WB
--------------------  -----------  -----------            -----------------              -----     ---------      -----       ------
Beijing Calypte       11/03        51%-owned joint        China                            X          X             X           X
  Biomedical                       venture
  Technology Ltd.

PCN Healthcare        6/01         3 years (commencing    Thailand                         X          X             X           X
                                   after Urine EIA
                                   product
                                   registration), with 2
                                   year renewal option

Sumit Exports and     6/02         3 years, with 2 year   India                            X          X             X           X
  Trades Pvt. Ltd.                 renewal option

Mistaire LLC          3/03         3 years with 2 year    Gulf Cooperative Council,        X          X             X           X
                                   renewal option         Botswana

Enfield Medical Co.   6/03         3 years with 2 year    Taiwan, R.O.C.                   X          X             X           X
  Ltd.                             renewal option

Daison Development    10/04        3 years with 2-year    Vietnam                          X          X             X           X
  and Investment                   renewal option
  Corporation

                                                                                                  Products Distributed (1)
                      Effective                                                                   ------------------------
Marketing Partner/    Date of      Term of                                               Rapid        BED         Serum       Urine
Company               Arrangement  Arrangement            Geographic Region              Tests     Incidence        WB        EIA/WB
--------------------  -----------  -----------            -----------------              -----     ---------      -----       ------
Belantra Sains        12/04        Earlier of 2 years     Malaysia                         X          X             X           X
  Teknologie Sdn Bhd               from first date
                                   product can be
                                   legally marketed in
                                   territory or through
                                   6/07, with 2-year
                                   renewal option

National Diagnostics  01/05        3 years with 2-year    Zimbabwe                         X          X             X           X
                                   renewal option

Impex Speedways       03/05        2 years with 2-year    Nepal                            X          X             X           X
                                   renewal option

Dialab Diagnosticos   5/00         3 years (commencing    Brazil                                                    X           X
  S.A. (formerly                   after Urine EIA
  BioBras S. A.)                   product
                                   registration), with 2
                                   year renewal option

bioMerieux Mexico     12/01;       3 years with 2 year    Mexico                                                    X
  S.A. de C.V.        renewed      renewal option
                      through
                      12/06

REM Industria         12/01;       3 years with 2 year    Brazil                                                    X
  E. Comerica LTDA    renewed      renewal option
                      through
                      11/06

bioCiencia            7/02         3 years with 2 year    Brazil                                                    X
  Tecnologia e                     renewal option
  Comercio Ltda.

Biomedica             6/03         3 years with 2 year    Uganda,Kenya, Nigeria, Ghana,                             X
  Diagnostics.                     renewal option         Mauritius, Tanzania

Dow Biomedica         10/04        3 years with 2- year   South Korea                                               X
                                   renewal option

Teva Medical Ltd.     12/94        Evergreen              Israel                                                                X


------------
(1) All rapid tests and related supplemental tests and the urine-EIA screening and supplemental Western Blot tests are distributed on the basis of country or territory exclusivity. All serum Western Blot and the BED Incidence test products are sold on a non-exclusive basis.

COMPETITION

Competition in the market for HIV testing is intense. Our competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which are substantially larger and have greater financial, research, manufacturing, and marketing resources.

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

We believe that we have a number of competitive advantages. First, we believe we are well-positioned to meet the demands of testing in international markets with our complete menu of HIV-1/2 Rapid Tests designed for use with blood or alternative fluid samples of oral fluid or urine. Second, we believe our menu of alternative fluid tests have unique advantages to blood based testing.

--------------------------------------------------------------------------------
                   ADVANTAGES OF ALTERNATIVE FLUIDS OVER BLOOD
--------------------------------------------------------------------------------
NON-INVASIVE     o  Numerous studies show greater acceptance of HIV testing when blood is not required
                 o  Studies show that patients prefer a painless approach
                 o  Could result in higher testing rates
--------------------------------------------------------------------------------
EASIER TO USE    o  Little training is required; the test can be administered by an unskilled worker (no phlebotomist or lab technician
                    required)
                 o  No needles or lancets required
                 o  Samples facilitate anonymous and/or home-based testing
--------------------------------------------------------------------------------
SAFER            o  No infectious HIV in the sample, increasing peace of mind among those administering the test.
                 o  Eliminates possibility of needle/lancet sticks among
                    healthcare workers
                 o  Eliminates possibility of needle/lancet re-use during
                    testing
--------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT SPENDING

      HIV-1/2 Rapid Tests

We continue to invest funds in research and development that we believe are necessary and appropriate to bring our HIV-1/2 Rapid Tests to market. To a lesser extent, we are also exploring the potential for other new diagnostic test products. Our ELISA test focus has been primarily on the Incidence test. Our product research and development spending increased from $1.5 million in 2003 to $2.1 million in 2004 with the addition of new R&D staff and the cost of field and clinical trials. We expect our R&D costs to remain steady, or, depending on the timing of certain clinical trials, to increase in 2005 as we continue the commercialization of our dipstick-format HIV-1/2 Rapid Tests and develop new or improved products.

      HIV-1/2 Rapid Tests using the Ani Platform

In September 2004, we announced that we planned to develop a new lateral flow test platform utilizing a new sample applicator employing a two-step process (the "Ani Platform") as an alternative to the currently available lateral flow platforms. Our current lateral flow tests, including our new HIV 1/2 Rapid Tests, utilize a dipstick and employ a one-step platform.

To conduct the test, the sample applicator is first placed in the analyte specimen - the blood, oral fluid or urine sample. The end of the sample applicator stick is then placed in the sample inlet of the test device. The sample and the mobilized conjugate thereafter move through the porous carrier in the test device by capillary action, to the detection and control zones. In all instances, the labeled conjugate is retained in the control zone, producing a color indicating that the test is valid; any HIV-1/2 in the sample forms a complex with the labeled conjugate and is retained in the detection zone, producing a visible color there if HIV-1/2 is present in the sample. This type of lateral flow test is typically referred to as a "mix-and-run" or "pre-mix" embodiment. This technology is differentiated from most current lateral flow test devices, which are "one-step" or "dried-on" embodiment where the labeled conjugate is impregnated in the test strip during manufacture of the test device.

We believe that significant demand for rapid tests exists in the markets of North America, Western Europe, Japan, and Australia /New Zealand. The affluence of these markets, combined with HIV awareness and a high degree of personal involvement in one's own healthcare all contribute to create a potential market for our tests in traditional medical settings. In addition, we believe that new markets may emerge in HIV self-testing, as regulatory agencies reconsider their policies in this regard. We believe that the technology licensed from Ani, coupled with the rights to other intellectual property we acquired during 2004, will give us the ability to compete on a global basis in both the professional and Over-the-Counter ("OTC") markets, including markets in the U.S., Europe and Japan, for HIV as well as for other STD diagnostic tests.

We have begun a collaborative effort with Ani scientists to train our scientists to use the Ani platform. We expect to convert all three of our HIV-1/2 dipstick format rapid tests to the Ani platform. In parallel, Ani has begun production of the manufacturing equipment that we purchased in conjunction with the technology license that has been well validated and that Ani uses in its Helsinki, Finland plant. We plan to install and validate the equipment in our Rockville manufacturing facility later this year. Once this phase is completed, we will produce several lots of each device for the clinical studies of our HIV rapid tests. We expect the initial clinical trials and sales of these HIV-1/2 Rapid Tests will occur in the international markets.

      OVER THE COUNTER HIV-1/2 RAPID TEST

We believe that an OTC rapid test would be advantageous in the battle against HIV transmission and that a rapid test platform such as the Ani Platform could be appropriate for OTC applications, potentially coupled with tests for other STD's or conditions. We believe such a product is approvable in the U.S. and, at the appropriate time, we will commence this regulatory approval process. To introduce such a product, we would first file an Investigational Device
Exemption ("IDE") with the FDA. Upon acceptance of our IDE, we would conduct clinical trials in the U.S. leading to a Pre-Market Approval submission, and contingent upon positive results from these trials, approval to sell our assays into the professional market and subsequently, in the OTC market as well. We might pursue a strategic relationship with a partner who has experience in consumer diagnostics or healthcare products to assist us in our clinical trials or in the introduction of an OTC product. We may pursue an OTC rapid test for international distribution prior to a U.S. version as such sales might occur sooner outside the U. S.

      OTHER DIAGNOSTICS

While we are initially focused on introducing rapid HIV tests using the Ani platform, we believe that the technology has additional applications. Our agreement with Ani grants us an exclusive license to the Ani Platform to develop, manufacture, and sell diagnostic tests for other major STDs including hepatitis B, hepatitis C, HPV, syphilis, gonorrhea, and Chlamydia when oral fluid or urine are the sample media. We also acquired a non-exclusive license to develop, manufacture, and sell the same STD diagnostic tests when blood, serum, plasma, or urogenital swabs are the sample media. While we do not expect to incur significant development costs in this area nor expect revenue from such products in 2005, we do plan to introduce diagnostics for other STDs in the future.

      CRADA FOR HIV-1 RAPID INCIDENCE TEST

In April 2004, we announced that we had executed a CRADA (a Cooperative Research and Development Agreement) with the CDC for the development of a new HIV-1 rapid incidence blood test. This proposed device will be part of a diagnostic protocol used to detect HIV-1 antibodies and also to determine the rate of new HIV-1 infections in populations by determining what proportion of a population HIV-1 infected people were infected within approximately the prior six months. We believe this feature will strongly distinguish our rapid blood products in a "me-too marketplace" by providing a test having a more complete diagnostic protocol. The purpose of the test is to provide a simplified and rapid format that can be performed in resource poor settings and remote outreach locations for diagnostic and surveillance purposes. We plan to introduce this product using the Ani Platform. Although we believe that we have demonstrated feasibility for this product, there remains significant effort, including obtaining regulatory approvals, before it will be ready for market.

COMPONENT SUPPLY

Our manufacturing operations employ a number of components, including antigens and recombinants that we purchase from various suppliers for our various tests. We also use some single-source components. Any delay or interruption in supply of these components, especially with respect to single-source components, could significantly impair our ability to manufacture products in sufficient quantities to meet demand because additional or replacement suppliers cannot be quickly established. Certain antigens and recombinants used in our HIV 1/2 Rapid Tests are provided by single contract suppliers pursuant to supply agreements. If for any reason these suppliers were no longer able to supply our antigen or recombinant needs, we believe that alternative supplies could be obtained at competitive costs. However, a change in any antigen or recombinant would require FDA approval and possibly some additional changes to our products. Any changes would require significant time to complete and could disrupt our ability to manufacture and sell our HIV 1/2 Rapid Tests.

INTELLECTUAL PROPERTY

We have acquired patent and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to provide competitive advantages for our products in our markets and to develop new products.

RAPID TESTS

We believe we have secured the rights to intellectual property and related materials necessary for the manufacture and worldwide sale of our HIV 1/2 Rapid Tests. In April 2004, we entered into a license and supply agreement with Adaltis, Inc. under which Adaltis will supply us with key HIV-1/2 peptides for use in our HIV 1/2 Rapid Tests. In June 2004, we entered into a sublicense agreement with Abbott Laboratories, Inc. for certain worldwide rights to patents relating to the design, manufacture and sale of lateral-flow rapid diagnostic tests. Under the terms of the agreement, we were granted certain worldwide rights to use a family of patents known as the "Guire/Swanson" patents in both the professional and OTC markets. The technology underlying these patents is fundamental to nearly all lateral-flow rapid diagnostic tests. In September 2004, we entered into a worldwide, non-exclusive sub-license agreement with Bio-Rad Laboratories for HIV-2 rights. This agreement will permit us to commercialize and market our HIV 1/2 Rapid Tests in areas where HIV-2 is increasing in prevalence or where it is required to achieve regulatory approval for our tests. Additionally, we believe that the Ani Platform provides us with an alternative product format with potential applicability in both the professional and OTC markets worldwide.

The table below identifies the primary patent suites that we have acquired for the manufacture of our rapid tests.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                       EXPIRATION - UPON
                                                                                                       EXPIRATION OF
ISSUER OF LICENSE       OWNER               DESCRIPTION                  ADDITIONAL PROVISIONS         PATENT IN:
------------------------------------------------------------------------------------------------------------------------------
Adaltis, Inc.           Adaltis, Inc.       Non-exclusive license for    Right to make, have made,     2010 - 2012
                                            use of HIV-1 and HIV-2       use and sell Calypte
                                            peptide sequences            products throughout the
                                                                         world, except in Canada,
                                                                         utilizing the technology
                                                                         described in the patent
------------------------------------------------------------------------------------------------------------------------------
Bio-Rad Laboratories    Institute Pasteur   Non-exclusive license for    Right to make, have made,     2006 - 2015
and Bio-Rad Pasteur                         use of HIV-2 virus           use and sell products
                                                                         utilizing the technology
                                                                         described in the patent
------------------------------------------------------------------------------------------------------------------------------
Abbott Laboratories     Surmodics           Non-exclusive sublicense     Right to make, have made,     2008 - 2017
                        Corporation         of the Swanson, et al and    use and sell products
                                            Guire et al lateral flow     utilizing the technology
                                            patent suite                 described in the patent
------------------------------------------------------------------------------------------------------------------------------
Ani Biotech Oy          Ani Biotech Oy      Exclusive license for use    Right to make, have made,     Pending
                                            of rapid test diagnostic     use and sell products
                                            platform and sample          utilizing the technology
                                            applicator for certain       described in the patent
                                            STDs when urine or oral
                                            fluid are sample media;
                                            non-exclusive license when
                                            blood, serum, plasma or
                                            urogenital swabs are
                                            sample media
------------------------------------------------------------------------------------------------------------------------------

UNIQUELY URINE

All of our urine tests including our HIV-1/2 Rapid Tests and our ELISA urine screening and supplemental tests), are based on the discovery by scientists at the New York University Medical Center ("NYU") in 1988 that antibodies to HIV could be found in urine. Building on this discovery, we developed our enzyme immunoassay ("EIA") to detect antibodies to HIV-1 in urine. There are two proprietary features of our EIA test that result in a format sensitive enough to detect the low levels of HIV antibodies in urine, the antigen target and the sample buffer in the assay.

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

The following table summarizes the license acquired from NYU necessary for the manufacture and sale of our urine rapid test and our urine EIA screening test
(1).

------------------------------------------------------------------------------------------------------------------------
                                                                                                       EXPIRATION - UPON
                                                                                                       EXPIRATION OF
ISSUER OF LICENSE       OWNER               DESCRIPTION                  ADDITIONAL PROVISIONS         PATENT IN:
------------------------------------------------------------------------------------------------------------------------
NYU                     NYU                 Exclusive license, with a    Right to make, use,           2009
                                            non-exclusive pricing        sell and sublicense
                                            option, for using urine in   products utilizing the
                                            place of blood as a          technology described
                                            specimen sample for          in the patent
                                            detecting HIV
------------------------------------------------------------------------------------------------------------------------

(1) We have also acquired other non-exclusive rights to various proprietary processes and antigens used in the manufacture of our EIA tests, all of which require payment of royalty on sales.

INCIDENCE TESTS

We initiated a technology transfer of the incidence test in April 2004 from the laboratories at the National Center for HIV, STD and TB Prevention, a division of the Public Health Service (PHS). By October 2004, the first lot of the Calypte(R)HIV-1 BED Incidence EIA was ready for sale. We accomplished this by transferring materials developed at the CDC such as the BED peptide, a unique synthetic peptide incorporating the specific HIV-1 envelope amino acid sequences for the B, E and D HIV-1 subtypes found in Asia and Africa. Validation of the accuracy and ease of use in the performance of this test for the determination of recent infections has included studies in Thailand, Cambodia, China, Ethiopia and South Africa.

The CDC has announced that the HIV-1 BED Incidence EIA is the exclusive National Surveillance test in the United States and that processing of essentially all HIV-1 positive specimens will be carried out in a central testing laboratory, the NY State Wadsworth Laboratory.

We are also participating in a Cooperative Research and Development Agreement (CRADA) with the Public Health Service in which we are collaborating with the CDC in the development of a rapid HIV diagnostic device for the simultaneous diagnosis and identification of recent infection and long term infection (a rapid diagnostic and incidence test).

The following table summarizes the licenses granted in connection with the manufacture and sale of our BED incidence test.

----------------------------------------------------------------------------------------------------------------------
ISSUER OF LICENSE          OWNER              DESCRIPTION                   ADDITIONAL PROVISIONS     EXPIRATION
----------------------------------------------------------------------------------------------------------------------
HIV-1 BED INCIDENCE EIA
----------------------------------------------------------------------------------------------------------------------
Public Health Service      Public Health      Non-exclusive license for     Right to make, use and    2014
National Center for        Service            using the BED-biotin          sell products
HIV, STD and TB                               peptide, Controls and         utilizing the
Prevention                                    Calibrator and                technology described
                                              instructions for their use    in the License Agreement
----------------------------------------------------------------------------------------------------------------------

WESTERN BLOT

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

The  following  table  summarizes  the  primary   licenses   necessary  for  the
manufacture of our supplemental tests.

-------------------------------------------------------------------------------------------------------------------
                                                                                                  EXPIRATION - UPON
                                                                                                  EXPIRATION OF
ISSUER OF LICENSE       OWNER               DESCRIPTION                  ADDITIONAL PROVISIONS    PATENT IN:
-------------------------------------------------------------------------------------------------------------------
URINE WESTERN BLOT
-------------------------------------------------------------------------------------------------------------------
NYU                     NYU                 Exclusive license for        Right to make, use,      2009
                                            using urine in place of      sell and sublicense
                                            blood as a specimen sample   products utilizing the
                                            for detecting HIV            technology described
                                                                         in the patent
-------------------------------------------------------------------------------------------------------------------
NIH                     Institute Pasteur   HIV 1 virus                                           2112
-------------------------------------------------------------------------------------------------------------------
SERUM WESTERN BLOT
-------------------------------------------------------------------------------------------------------------------
NIH                     Institute Pasteur   HIV 1 virus                                           2112
-------------------------------------------------------------------------------------------------------------------

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

GOVERNMENT REGULATION

PRODUCTS

      Domestic

All of our products are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Our products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (the "Act"), as amended by the Medical Device Amendments of 1976, the Safe Medical Devices Act of 1990, the FDA Modernization Act of 1997, and the Medical Devices User Fee and Modernization Act ("MDUFMA") among other laws. Under the Act, the FDA regulates the pre-clinical and clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States. The FDA prohibits a device, whether or not cleared under a 510(k) pre-market notification, or approved under a pre-market approval ("PMA") or a biologics license application, from being marketed for unapproved uses.

Our Incidence Test is regulated by the FDA Center for Biologics Evaluation and Research. The FDA has classified the HIV-1 blood incidence test licensed to us by the CDC as being for surveillance use and not for clinical diagnosis within in the United States and for research use internationally, simplifying its availability for use by both domestic and foreign public health organizations.

Our ELISA tests are regulated by the FDA Center for Biologics Evaluation and Research. The FDA requires a product license application ("PLA") and an establishment licensing application ("ELA") for any manufacturing facility making such class of products. As a result of the closure of our Alameda, California facility last June and the transfer of EIA test manufacturing to our Rockville manufacturing facility, we have applied for a PMA to manufacture and sell our EIA tests at our Rockville facility and expect to receive it in mid-2005.

      International

Distribution of our products outside the U.S. is subject to regulatory requirements that vary from country to country. We plan to seek regulatory approval in countries where we believe we have a significant market opportunity. Our export from the U.S. of certain of products that have not yet been approved for domestic commercial distribution is subject to FDA export restrictions. The European Union ("EU") requires a CE mark as well as ISO 9001 certification to qualify for sale in the EU. FDA approval is required prior to approval in that country to avoid additional in-country regulatory processes. Other countries require approval in the country of manufacture to avoid the in-country regulatory processes. Still other countries look to the results of WHO evaluations for guidance.

The WHO serves as both a quasi-regulatory body and a potential funding source for many developing countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of products for the diagnosis and treatment of HIV and AIDS. We plan, as part of our rapid test commercialization process, to request that WHO evaluate the technology employed by our HIV-1/2 Rapid Tests.

Additionally, the U.S. government has made the fight against HIV/AIDS a high priority, not only for humanitarian reasons, but because the HIV/AIDS crisis threatens the prosperity, stability, and development of nations around the world. The United States Agency for International Development (USAID) is a significant participant in the government's fight against HIV/AIDS, with programs in nearly 100 countries. Among its other initiatives, USAID is a participant in the $15 billion President's Emergency Plan for AIDS Relief, announced by President Bush in 2003. In procuring diagnostic tests and therapeutic drugs to conduct its initiatives, USAID is obligated to purchase U.S. FDA-approved products manufactured by domestic companies, if such products are available. If appropriate products are not available from such sources, USAID maintains a waiver list for products determined to be safe and efficacious from other reputable manufacturers. Because we do not, at least initially, plan to seek FDA approval for our rapid tests, we will, as part of our international commercialization process, seek to have USAID evaluate our products and place them on its waiver list.

In China, regulatory approval for a product is generally granted only for products manufactured in China and only to the Chinese manufacturer of such product. As a result, we plan to manufacture products in China, coordinating through the Beijing Calypte Joint Venture.

We believe that the regulatory processes in certain foreign countries having a greater prevalence of HIV will be faster than those in the U.S., which should result in a quicker timeframe for product approval. Occasionally, regulatory approvals obtained in countries that are recognized as regional experts may expedite approvals in other countries within the region. In addition, South Africa is recognized by the U.S. FDA as a Tier One country. South African clearance to market constitutes a Tier One approval, and having Tier One approval makes it possible for us to apply to the FDA for the right to freely export products that have been manufactured in the United States, but which are not yet FDA-approved.

We anticipate that in most countries there will be distinct approval processes for the professional market (hospitals, clinics, testing centers and government testing applications) versus the OTC market. The OTC approval process may include additional requirements relating to self-testing with the rapid test. We also plan to develop diagnostic tests for other STDs, which will have varied approval processes, many less extensive than those for HIV.

We have obtained regulatory approval for our ELISA tests in certain international markets including Malaysia, China, Indonesia, the Republic of South Africa, Kenya and Uganda. We have begun the regulatory process for our dipstick-format HIV-1/2 Rapid Tests in China, South Africa and Uganda by initiating clinical trials in these countries.

MANUFACTURING FACILITIES

The FDA requires our products to be manufactured in compliance with its Quality System/Good Manufacturing Practices ("GMP") regulations. In addition, we are subject to certain additional manufacturing regulations imposed by the State of Maryland for our Rockville facility. These regulations require that we manufacture our products and maintain related documentation for testing and control activities. Our facilities and manufacturing processes have been periodically inspected by the FDA and other agencies and remain subject to audit from time to time. We believe that we are in substantial compliance with all applicable federal and state regulations.

We are also subject to regulation by other federal entities, such as the Occupational Safety and Health Agency, the Environmental Protection Agency, and by various state agencies, including the Maryland Department of the Environment.

Our Rockville manufacturing facility underwent an International Organization for Standardization ("ISO") assessment in December 2003 for ISO certification. The site was awarded ISO 13485:1996 certification effective May 14, 2004. The certification is effective until March 15, 2006.

OTHER REGULATIONS

We are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, discharge, handling and disposal of certain materials and wastes.

Our Rockville facility includes a specialized facility incorporating Biosafety Level 3 controls for the manipulation of potentially infectious biological agents (HIV viruses). It also uses hazardous chemical materials. As such, this facility and the products manufactured there are subject to rigorous federal, state and local regulatory controls including registration, licensing and specific material use permits.

PRODUCT LIABILITY AND RECALL RISK; LIMITED INSURANCE COVERAGE.

The manufacture and sale of medical diagnostic products subjects us to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims that exceed our insurance coverage could have a material adverse effect on us. We maintain a $10,000,000 claims-made products liability insurance policy. However, our insurance coverage may not adequately protect us from liability that we incur in connection with clinical trials or sales of our products.

EMPLOYEES

As of March 25, 2005, we had an aggregate of 63 full time, part time and temporary employees, 14 of whom were engaged in or directly supported our research and development activities, 38 of whom were in manufacturing, manufacturing support and quality assurance, three of whom were in marketing and sales and eight of whom were in administration. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

WHERE TO GET MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These reports are available on our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our website address is http://www.calypte.com. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ITEM 2. PROPERTIES

We lease two manufacturing sites in Rockville, Maryland, a 26,000 square foot manufacturing, research and office site and a 3,000 square foot site which houses our BSL-3 virus laboratory. Our lease on the virus lab site expires in October 2006 and our lease on the larger site expires in February 2009.

We also lease approximately 3,000 square feet of research and development laboratory space in Vancouver, Washington under a sublease that expires in May 2007.

We lease approximately 4,400 square feet of office space in Pleasanton, California, that houses our corporate headquarters. Our lease expires in June 2007.

We believe our existing facilities are suitable and adequate for our present purposes. We believe that our property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We are a party to a lawsuit which has arisen in the ordinary course of business. We believe that the outcome of this lawsuit will not have a material adverse effect on our business, financial condition or results of operations. We have product liability and general liability insurance policies in amounts that we believe to be reasonable given our current level of business. Although historically we have not had to pay any product liability claims, it is conceivable that we could incur claims for which we are not insured.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

TRADING MARKET AND STOCK SPLIT

Since August 17, 2004, our common stock, par value $0.03 per share, trades on the American Stock Exchange under the symbol "HIV." Prior to August 17, 2004, our stock traded on the NASD OTC Bulletin Board under the symbol "CYPT." High and low quotations reported by the NASD OTC Bulletin Board or the American Stock Exchange, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. All share prices presented in this Annual Report on Form 10-KSB have been restated to reflect the reverse stock split declared on May 28, 2003.

FISCAL YEAR (REFLECTS STOCK SPLIT)                    QUARTER    HIGH      LOW
----------------------------------                    -------  --------   ------

2004                                                    4th    $   0.44   $ 0.18
2004                                                    3rd        0.74     0.36
2004                                                    2nd        0.67     0.38
2004                                                    1st        0.90     0.35

2003                                                    4th        1.74     0.44
2003                                                    3rd        1.80     0.11
2003                                                    2nd        1.05     0.25
2003                                                    1st        3.45     0.75

2002                                                    4th        4.80     1.50
2002                                                    3rd       12.90     2.40
2002                                                    2nd        8.70     0.30
2002                                                    1st        8.10     5.10

On March 29, 2005, there were approximately 200 holders of record of our common stock. The closing price of our common stock on March 29, 2005 was $0.27 per share. We have never paid any cash dividends, and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.


          SUMMARY OF RECENT EQUITY FINANCINGS - JANUARY 2002 TO DECEMBER 2004

                                                                       TOTAL
                                         GROSS           NET           SHARES
FINANCING SOURCE                        PROCEEDS       PROCEEDS        ISSUED
----------------                        --------       --------      ---------
Bristol 12% Convertible
   Debentures and Warrants                $  562         $  505        1,476.1
8% Convertible Notes                       3,232          2,594       46,084.3
Other 2002 Financings                        750            730        2,720.3
Mercator 12% and 10% Debentures(1)         4,550          3,650       37,529.5
Marr 2003 Private Placements              12,500         11,900       28,333.3
May 2004 PIPE                              9,300          8,769       23,250.0
July 2004 PIPE                             1,488          1,384        3,720.0
                                        --------       --------      ---------
  Total                                 $ 32,382       $ 29,532      143,113.5
                                        ========       ========      =========

(1) At March 29, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.3 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders of these 12% convertible debentures claim a transaction date which we dispute. These debentures have not yet been converted pending resolution of the transaction date dispute, which may impact the number of shares of our stock to which the holder is entitled upon conversion. See Note 12 to Detail of Financings.

       DETAIL OF RECENT EQUITY FINANCINGS - JANUARY 2002 TO DECEMBER 2004

                                                                                                   CALYPTE           SHARES
FINANCING TYPE AND                        CONVERSION       GROSS         NET       TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                               FEATURE       PROCEEDS      PROCEEDS       DATE          PRICE         REDEEMED (3)
------------                               -------       --------      --------       ----          -----         ------------

12% CONVERTIBLE DEBENTURES AND
WARRANTS
Bristol Investment Fund, Ltd.            Lesser of (i)       $425                     2/11/02          $7.50       1,019.4/ $525
                                            60% of the        100                     5/10/02          $0.90
                                                              ---
                                          average of 3       $525         $468
                                                lowest
                                           closing bid
                                         prices for 22
                                                  days
                                             preceding
                                         conversion or
                                             (ii)$1.50

Class A Warrant                          Lesser of (i)        $ 4          $ 4        2/11/02          $7.50            56.7/ N/A
                                            70% of the
                                            average of
                                              lowest 3
                                               trading
                                         prices for 20
                                                  days
                                             preceding
                                         conversion or
                                             (ii)$3.45

Class B Warrant                          Lesser of (i)        $33         $ 33        2/11/02         $ 7.50             400/ N/A
                                                              ---         ----                                           --------
                                            70% of the
                                            average of
                                              lowest 3
                                               trading
                                           pricing for
                                               20 days
                                             preceding
                                         conversion or
                                           (ii) $6.45.
     Total Bristol                                           $562         $505                                      1,476.1/ $525
                                                             ====         ====                                      =============

8% CONVERTIBLE NOTES

Alpha Capital Aktiengesellshaft              Lesser of       $500                     5/24/02        $ 3.60         7,260.7/ $500
Stonestreet Limited Partnership           (i) $3.00 or       $500                     5/24/02        $ 3.60         7,075.7/ $500
Filter International Ltd.                  (ii) 70% of       $150                     5/24/02        $ 3.60         2,452.4/ $150
Camden International Ltd.               the average of       $350                     5/24/02        $ 3.60         5,279.1/ $350
Domino International Ltd.                 the 3 lowest       $150                     5/24/02        $ 3.60         1,767.4/ $150
Thunderbird Global Corporation           trades for 30       $ 75                     5/24/02        $ 3.60          1,083.1/ $75
BNC Bach International Ltd.                       days       $200                     5/24/02        $ 3.60         2,463.8/ $200
Excalibur Limited Partnership                preceding       $200                     5/24/02        $ 3.60         1,678.9/ $200
Standard Resources Ltd.                     conversion       $100                     5/24/02        $ 3.60         1,542.5/ $100
SDS Capital International Ltd.                               $300                     7/10/02       $ 10.20         4,189.8/ $300
Camden International Ltd.                                    $100                     7/10/02       $ 10.20         1,707.9/ $100
Excalibur Limited Partnership                                $250                     7/24/02        $ 6.60         4,238.3/ $250
Stonestreet Limited Partnership                              $250                     8/21/02        $ 3.90         4,042.2/ $250
Alpha Capital Aktiengesellshaft                              $107                      5/9/03        $ 0.63         1,302.5/ $107
                                                             ----                                                   -------------

   Total 8% Convertible Notes                              $3,232       $2,594                                   46,084.3/ $3,232
                                                           ======       ======                                   ================


OTHER 2002 FINANCINGS:

10% CONVERTIBLE NOTE
BNC Bach International Ltd. (Note:          50% of the      $ 150      $ 150        5/14/02             $4.20       2,217.8/ $150
   on 7/14/02 the maturity date was       average of 3                                              $10.80 on
   extended until 12/31/02; on                  lowest                                               7/14/02;
   December 27, 2002, the maturity         closing bid                                               $1.92 on
   date was extended until January       prices for 22                                              12/27/02;
   15, 2003; on January 15, 2003 the              days                                               $1.80 on
   maturity date was extended until          preceding                                               1/15/03;
   March 17, 2003, on March 17, 2003        conversion                                               $1.50 on
   the maturity date was extended                                                                    3/17/03;
   until April 4, 2003; on April 2,                                                                  $0.99 on
   2003, the maturity date was                                                                         4/2/03
   extended until May 5, 2003; on                                                                    $0.75 on
   April 30, 2003, the maturity date                                                                  4/30/03
   was subsequently extended until
   May 10, 2004)(5)

8% CONVERTIBLE DEBENTURES
Su So                                       80% of the      $ 100         $ 90        6/17/02         $4.20        36.7 (4)/ $100
                                          lower of the
                                               average
                                           closing bid
                                              or trade
                                         price for the
                                                5 days
                                             preceding
                                           conversion,
                                          but not less
                                            than $3.00

Jason Arasheben                             70% of the      $ 100         $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                          lower of the
                                               average
                                           closing bid
                                              or trade
                                         price for the
                                                5 days
                                             preceding
                                           conversion,
                                          but not less
                                            than $3.00

PIPE AT $1.50 PER SHARE
Careen Ltd.                                  $1.50 per      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited                share      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
                                                            -----        -----                                       ----------

    Total Other 2002 Financings
                                                            $ 750        $ 730                                      2,720.3/ $350
                                                            =====        =====                                      =============


MERCATOR 12% AND 10% DEBENTURES (2)(3)

12% CONVERTIBLE DEBENTURES
Mercator Momentum Fund, L.P. ($2,000        85% of the      $ 550     $345 (6)        9/12/02         $3.00       4,866.4(4)/$550
total commitment)                           average of
                                          the 3 lowest
Mercator assigned its rights to:               trading
   Alpha Capital AG                         prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                    the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                         trading days
   Goldplate Investment Partners             preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)             conversion        570          570         9/1/03        $0.498         5,181.8/ $570
                                                           ------       ------
                                                   (8)      1,870        1,665
   Dr. Khalid Ahmed                                            50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                                20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                           20           20        10/2/03        $1.310                     -
   Southwest Resource Preservation                                                       (12)        $1.310
     Inc.                                                      40           40        10/2/03                                   -
                                                           ------       ------           (12)                    ----------------
                                                           $2,000       $1,795                                   18,199.8/ $1,940
                                                           ------       ------                                   ================


Mercator Momentum Fund, L.P.                80% of the       $300         $260       10/22/02         $3.90         0/ $300 (7)
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not less
                                            than $1.50

Mercator Momentum Fund L.P.  (10)           70% of the       $300         $245        4/29/03        $0.825       3,475.7/ $300
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $1.20

Mercator warrant                             $3.00 per         $0           $0       10/22/02         $3.90                   0
                                                 share

10% CONVERTIBLE DEBENTURES

Mercator Focus Fund, L.P. (10)              80% of the     $1,000     $510 (6)        1/14/03         $1.92     7,941.1/ $1,000
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00

Mercator Momentum Fund, L.P. (10)           80% of the       $450         $440        1/30/03         $1.86       2,857.7/ $450
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00
Mercator Focus Fund, L.P. (10)                               $400                     3/13/03         $1.47       3,428.9/ $400
 Mercator Momentum Fund III, L.P.           65% of the        100                                                 1,626.3/ $100
                                                              ---                                                 -------------
                                            average of       $500         $400                                    5,055.2/ $500
                                                             ----         ----                                    -------------
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $2.10
   Total Mercator Debentures                               $4,550       $3,650                                   37,529.5/ $4,490
                                                           ======       ======                                   ================

MARR PRIVATE PLACEMENTS

PIPE AT $0.30 PER SHARE
Marr Technologies B.V. (9)(11)              $0.30 per       $2,500     $2,300      8/1/03       $0.152           8,333.3
                                                share
PIPE AT $0.50 PER SHARE
Marr Technologies B.V. (9)(11)              $0.50 per      $10,000     $9,600      9/1/03       $0.498          20,000.0
                                                           -------    -------                                   --------
                                                share
 Total Marr Private Placements                             $12,500    $11,900                                   28,333.3
                                                           =======    =======                                   ========

MAY 2004 PRIVATE PLACEMENT

 PIPE AT $0.40 PER SHARE (13)                   Units
    SF Capital Partners LP                  issued at       $4,000    $ 3,720      5/28/04      $0.50           10,000.0
    Marr Technologies BV                       $0.40,        3,000      2,910      5/28/04      $0.50            7,500.0
    Proximity Fund LP                       including          500        465      5/28/04      $0.50            1,250.0
    Proximity Partners LP                      shares          500        465      5/28/04      $0.50            1,250.0
    MTB Small Cap Growth Fund              and 5 year          500        465      5/28/04      $0.50            1,250.0
    MTB Multi Cap Growth Fund                 warrant          500        465      5/28/04      $0.50            1,250.0
    Bridges & PIPES LLC                   exercisable          300        279      5/28/04      $0.50              750.0
                                                           -------    -------                                   --------
                                         at $0.50 per
       Total May 2004 PIPE                      share       $9,300    $ 8,769                                   23,250.0
                                                           =======    =======                                   ========

JULY 2004 PRIVATE PLACEMENT

 PIPE AT $0.40 PER SHARE (13)                   Units
    Sunrise Equity Partners, L.P.           issued at        $ 750       $698      7/9/04       $0.615           1,875.0
    Amnon Mandelbaum                           $0.40,           80         74      7/9/04       $0.615             200.0
    David I. Goodfriend                     including            8          7      7/9/04       $0.615              20.0
    TCMP3 Partners                             shares          150        140      7/9/04       $0.615             375.0
    United Capital Partners, LLC           and 5 year          500        465      7/9/04       $0.615           1,250.0
                                              warrant      -------    -------                                    -------
                                          exercisable
       Total July 2004 PIPE              at $0.50 per      $ 1,488    $ 1,384                                    3,720.0
                                                share      =======    =======                                    =======

------------
      (1) The Bristol Debentures and Warrants, the 8% Convertible Notes, the Other 2002 Financings, the Mercator 12% and 10% Debentures and warrants, and the Common Stock underlying the 2003 PIPEs with Marr, and the May 2004 and the July 2004 PIPEs were issued under exemptions provided by Regulation S or Regulation
D. With the exception of Marr Technologies B.V., which is an affiliate of the Company based on its August and September 2003 PIPE investments and participation in the May 2004 PIPE, none of the entities listed above is or has been an affiliate of the Company. Other than Marr Technologies B.V., ("MTBV") all of the listed investors were subject to ownership limitations restricting their ownership of our stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

      (2) At March 29, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.3 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. See also Note 12.

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

      (6) Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. We registered shares underlying $1,300,000 of the total $2,000,000 commitment in July 2003 and the shares underlying the final $700,000 of this commitment were included in our June 2004 registration statement.

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

      (9) The Securities Purchase Agreements for both transactions between the Company and Marr Technologies B.V. required that we provide cost-free registration rights to Marr; however, Marr was subject to a one-year lock-up provision following the transaction date with respect to the shares purchased.

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

      (11) On January 23, 2004, when the market price of our common stock was $0.695, we and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of our common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, we agreed to include in our next registration statement an aggregate of 28,333,333 shares of our common stock purchased by Marr in PIPE transactions in the third quarter of 2003. On April 23 2004, when the market price of the Common Stock was $0.625, we and MTBV agreed to extend until May 14, 2004 the period for filing the registration statement including the shares issued to MTBV upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. On May 7 2004, when the market price of our common stock was $0.48 per share, MTBV agreed to further extend from May 14, 2004 until 21 days following the closing of a private placement of equity financing of at least $5,000,000, but in any case to no later than June 30, 2004, the period in which we are required to file a registration statement including shares of our common stock issued to MTBV upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. Such shares were included in our June 15, 2004 registration statement, which was declared effective on July 8, 2004.

      (12) The holders claim an earlier transaction date with respect to a conversion of the debentures, which we dispute. These debentures have not yet been converted. Assuming immediate conversion at the earlier, disputed transaction date, the number of shares of common stock issuable to Logisticorp and Southwest Resource Preservation would be 213,903 and 427,807, respectively. While reserving our rights with respect to the number of shares calculated as issuable based on the disputed transaction date, we registered that number of shares of Common Stock in our June 15, 2004 registration statement pending resolution of the dispute. The ultimate resolution of the transaction date dispute may determine the number of shares of our stock to which the holder is entitled upon conversion.

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

Marr Credit Facility

      On November 13, 2003, when the market price of our common stock was $0.88 per share, we and Marr, our largest stockholder, entered into an agreement in which Marr agreed to provide us up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes we may issue to Marr on an as-needed basis (the "Notes"). Each Note would bear interest at the rate of 5% per annum and have a 12-month term. The Marr Credit Facility was available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility is proportionally reduced by the amount of any equity financing we obtain during the term of the Marr Credit Facility. Marr has participation rights in any such equity financing on the same terms as the other investors. The Marr Credit Facility provided for earlier termination as of March 31, 2004, if we failed to have our common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As consideration for the Marr Credit Facility, we issued to a party designated by Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant is immediately exercisable and expires two years after issuance on November 12, 2005.

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

On May 26, 2004, when the market price of our Common Stock was $0.46 per share, we and Marr again amended the Marr Credit Facility whereby Marr has committed to subscribe for up to $5,000,000 of Promissory Notes that we may issue through December 31, 2004, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period expires. Marr currently has two designated representatives serving on our Board of Directors. Any Notes issued pursuant to this second amendment will bear interest at 9% per annum and will have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility is reduced by the amount of any equity financing we obtain after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds from the May 2004 Private Placement. Accordingly, the commitment has been reduced to approximately $3.6 million as a result of the closing of the July 2004 PIPE. Facility. As consideration for the extension of the commitment period reflected in the second amendment of the Marr Credit Facility, we issued to Marr a warrant to purchase 500,000 shares of our Common Stock at an exercise price of $0.40 per share. This warrant is immediately exercisable and expires two years from its date of issuance on May 26, 2006. The shares underlying these three warrants were included in our June 15, 2004 registration statement. We issued no Notes under the Marr Credit Facility prior to its expiration.

Warrants, Options and Stock Grants

Since January 2002, we have entered into various contracts and agreements with consultants who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. We have obtained various services under these arrangements, including legal, financial, business advisory, and other services including business introductions and arrangements with respect to potential domestic and international product placement and the development of potentially synergistic relationships with appropriate public service or other governmental and non-governmental organizations. We have generally issued the warrants at a discount to the then-current market price and registered the shares underlying the warrants, options and stock grants on Form S-8 Registration Statements for resale by the consultants. We have, since January 2002, issued approximately 10.5 million shares of our common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 7.9 million shares were issued during 2003.

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

On August 20, 2003, when the price of our stock was $0.18 per share, we issued consulting contracts to two new consultants pursuant to which we issued warrants for 100,000 shares each, exercisable at $0.18 per share. The warrants were non-cancelable and fully-vested at the date of issuance. In December 2004, one of the consultants exercised warrants to purchase 100,000 shares our common stock. At March 29, 2005, the other consultant has not exercised any of the warrants granted to him.

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

In May 2004, when the price of our stock was $0.465 per share, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $0.50 as a portion of the compensation under a consulting contract. The warrants were immediately exercisable, have a five year term, and, at March 29, 2005, have not been exercised.

In June 2004, when the price of our stock was $0.52 per share, we issued 250,000 shares of our common stock to a consultant who had agreed to accept shares of stock as compensation under a consulting agreement.

Between January and October 2004, we issued an aggregate of 127,984 shares of our common stock as a portion of the monthly compensation under a consulting contract at prices ranging from $0.38 to $0.695 per share, based on the then-current market price of our stock.

To conserve cash and to obtain goods and services, we may continue to issue options and warrants at discounts to market or issue direct stock grants. In the event that we issue additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to our existing stockholders.

Capital Lease

In September 2004, when the price of our stock was $0.38 per share, we entered into a lease for $500,000 of equipment used in our Rockville, Maryland manufacturing facility. The lease has a minimum term of 3 years with an extension option of 3 months, and requires monthly payments of $17,250 during the initial term and extension periods. In conjunction with the lease, we issued to the lessor a three-year warrant to purchase 55,000 shares of our common stock at a price of $0.4060 per share.

Intellectual Property and Equipment Purchase Using Stock

On September 30, 2004, when the market price of our common stock was $0.39 per share and pursuant to Regulation S, we entered into a License Agreement and Technology Transfer Agreement (the "License Agreement") pursuant to which we are required to pay an aggregate of 1,232,840 Euros (approximately US $1,500,000) in either our common stock or cash to acquire certain licenses and manufacturing equipment. On September 30, 2004, we issued to the licensor 1,172,205 restricted shares of our common stock having a value of approximately $469,000, representing approximately $373,000 attributable to the technology license and approximately $96,000 attributable to the equipment purchase. We included these shares in a registration statement that became effective on December 29, 2004. We have paid the next installments of 100,000 Euros (approximately $134,000) each in cash in December 2004 and in February and March 2005 and expect to pay the remaining amounts due in cash.

Restructure of Trade Debt

In February 2002, the Company completed a restructuring of approximately $1.7 million of its past due accounts payable and certain other obligations with 27 of its trade creditors. Under the restructuring, the Company issued approximately 47,000 shares of its common stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The shares issued are now eligible for resale under the provisions of Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and related notes that are provided under Part II, Item 7 of this Annual Report on Form 10-KSB. The information contained in this management's discussion and analysis of financial condition and results of operations ("MD&A"), other than historical information, contains "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management's current expectations and assumptions. Actual future results could differ materially. This MD&A should also be read in conjunction with the sections entitled "Additional Factors That May Affect Future Results" and "Forward-Looking Statements."

OVERVIEW AND OUTLOOK

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of test products, we will be able to increase revenues. Our efforts in 2003 and 2004 have been primarily focused on developing new test products and acquiring the intellectual property needed to develop those products. Our efforts in 2004 have included reducing operating expenses by closing our Alameda, California manufacturing facility and consolidating the production of our ELISA tests in our Rockville manufacturing facility. We have increased our overall investment in research and development. These research and development expenditures have enabled us to introduce new and enhanced test products. Subject obtaining adequate financing, we plan to continue to focus our efforts in 2005 on improving our operating and gross margins, commercializing our products and expanding our product offerings.

Sales of our ELISA tests totaled approximately $2.8 million in 2004 and $3.5 million in 2003. Sales to international customers accounted for approximately 16% and 15% of our product sale revenues in 2004 and 2003, respectively.

      Guidance Our focus for 2005 is on the commercialization of our HIV-1/2 rapid test, initially in a dipstick-format and produced in Thailand. We have begun clinical trials in Uganda and South Africa and expect to begin additional trials during 2005 in several other African countries, including South Africa. While there are different regulations and customs in each foreign country, we have distribution relationships in place in several countries that will be part of these next trials and we believe that the regulatory process can generally be completed in a few months. Therefore, we expect to begin African and perhaps southeast Asian sales in mid-2005. We are unable to predict with any certainty the magnitude of such sales in 2005.

We have also begun clinical trials in China and have received initial feedback from the field that leads us to believe that all three of our HIV-1/2 rapid tests, blood, oral fluid and urine, plus our serum and urine Western Blot supplemental tests will meet the accuracy standards that have been employed by the Chinese regulatory authorities in approving other HIV rapid tests. The statistical report assessing firm conclusions from the clinical trials is expected to be issued in the second quarter of 2005. In parallel with the regulatory approval process, we have continued to advance our manufacturing strategy. We expect to have production available to support a commercial product launch in China subsequent to regulatory approval during the second half of 2005. There are several large markets in China, including a recently announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion population. With trained non-professionals and a safe, non-invasive alternative fluid - oral fluid or urine - testing program employing the products currently involved in the clinical trial, we expect strong demand for our products. Beijing Calypte, our joint venture with Marr, will manage the Chinese rapid test product launch. We are unable to predict with any certainty the magnitude of rapid test sales in China, if any, in 2005.

Additionally, we believe that the Ani Platform provides us with an alternative product format with potential applicability in both the professional and OTC markets worldwide. We do not, however, expect to generate any revenues from products utilizing the Ani Biotech technology in 2005.

In addition to the rapid test, we believe the Incidence Test to be a complementary product that can provide policy makers and program managers with valuable insights regarding the success of their prevention programs and a scientific approach to resource allocation. We expect the demand for this product to grow throughout 2005 as the CDC continues to conduct worldwide workshops to train representatives from various governmental public health and humanitarian organizations to use the test. At this time, we are unable to predict with any certainty the level of incidence test sales in 2005, but expect them to begin modestly early in the year and expand at an increasing rate in the second half of 2005. Additionally, we have begun the research on a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement with the CDC. Based on the developmental and regulatory timetables we project for this product, we do not expect to realize any revenue from its sale in 2005.

While our primary focus is no longer on our ELISA products, there remains a modest market for our urine EIA screening and supplemental tests in the domestic life insurance market. While the Western Blot supplemental test is key in the FDA-regulated HIV testing algorithm today, other technologies exist and it is unclear if, or when, rapid testing or other testing formats may substantially replace ELISA-based testing. Additionally, it is not certain that the Western Blot supplemental test will be a part of the rapid test algorithm required by the WHO or in other international venues. Barring any short-term changes in the testing protocol that requires Western Blot supplemental tests, we expect to see continued demand for these products, especially the serum Western Blot, both domestically and internationally. Given current demand and our other priorities, we expect sales of these products in 2005 to range between $2.0 million and $3.0 million, spread relatively evenly over the four quarters. The life insurance laboratories to which we sell our urine EIA products stockpiled those tests in anticipation of our manufacturing transfer from Alameda to Rockville. To the extent that they continue to have excess inventory levels in the first quarter of 2005, sales of that product may be skewed to later quarters of the year.

FINANCIAL CONSIDERATIONS

Our operating cash burn rate for the years ended December 31, 2004 and 2003 both averaged approximately $1.1 million per month.

To successfully implement our business plan, we must obtain sustainable positive cash flow and profitability. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our new rapid tests, protection of intellectual property rights, costs of developing our new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing, obtain regulatory approvals of our new rapid tests, market acceptance of all our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and our ability to raise additional capital, if and as needed, in a timely manner.

Based upon our tenuous financial condition as demonstrated by our working capital deficit at December 31, 2004, our recurring losses and our accumulated deficit, our independent accountants have issued an opinion on our financial Statements at December 31, 2004 that cites substantial doubt about our ability to continue our business operations as a going concern. Although we issued a $2,000,000 Promissory Note (the "Promissory Note") to Marr in January 2005, it was due on March 31, 2005 and the proceeds have not provided us with the liquidity to fully attain our business milestones and to achieve profitability. We have negotiated an extension of the maturity date of the Promissory Note until April 30, 2005. Our current cash resources are not sufficient to sustain our operations and achieve our milestones through the second quarter of 2005 without obtaining additional financing. We believe that we will need to arrange additional financing of approximately $15 million to sustain our operations throughout 2005, including the funds required to repay the Promissory Note. We are actively engaged in seeking additional financing, however, if we are unable to repay the Promissory Note on its extended due date of April 30, 2005 or further modify its due date, we will be in default. There can be no assurance that we will be able to repay or further amend the payment terms of the Promissory Note. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future.

Our longer-term liquidity and capital requirements are dependent on factors similar to those which constrain our current liquidity and capital resources and which may prevent us from validating our business model during 2005. Consequently, we cannot predict the adequacy of our capital resources on a long-term basis. In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in one or more existing financing agreements that would result in substantial dilution to our existing stockholders. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

We believe the following critical accounting policies and estimates, among others, reflect our more significant judgments used in the preparation of our consolidated financial statements.

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

o Classification of Financial Instruments with Characteristics of both Liability and Equity The Company accounts for financial instruments that it has issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, the Company further applies the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivitave Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity. The Company evaluates each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist in its detemination of the appropriate classification.

CUSTOMER TRENDS

ELISA Test Sales Sales of our urine ELISA Screening and Supplemental Tests accounted for 55% and 67% of our total product sales for the years ended December 31, 2004, and 2003, respectively. We do not expect significant changes in the level of sales or the purchasers of our current urine EIA screening and supplemental tests in the near future. We are exploring opportunities for sales of our EIA tests in China and Russia and we have an adequate supply of the Chinese version of our urine EIA test kits to launch that business quickly upon receipt of orders, however, we have no firm orders at this time. We expect that our rapid urine HIV tests, once completely developed and commercialized, will constitute the most significant proportion of our future sales, as we commence our distribution of those products internationally, and that our current lab-based ELISA tests will display minimal revenue growth. We continually evaluate the future prospects for this portion of our business.

      Domestic Sales Sales of our urine EIA Screening Test to domestic life insurance reference laboratories accounted for 96% and 89% of screening test revenue for years 2004 and 2003, respectively. We sold our screening tests to three life insurance reference laboratories in 2004 and four labs in 2003. In October 2003, LabOne, our largest screening test customer, acquired a smaller lab that had been a customer. This acquisition has not had to date, nor do we expect it to have, a material effect on our aggregate sales to reference laboratories. Individual laboratory sales as a percentage of total reference laboratory sales ranged 23% to 50% in 2004 and from 2% to 63% in 2003, with LabOne being the largest in both periods. We sell our product to the reference laboratories who service over 100 life insurance companies who have committed to urine testing for HIV screening of at least some of their policy applicants and who employ the labs to conduct their applicant testing. Individual life insurance companies can and do move their business from one laboratory to another based on a number of considerations, including the availability of urine testing. As the only supplier of an FDA-approved urine based testing algorithm for HIV-1, reference laboratories must use our testing products to satisfy the demand of insurance companies desiring urine testing. Based on our recent multi-year agreement with LabOne, we do not expect to lose LabOne, or any of the other current reference laboratories, as a customer. However, should such a loss occur, the insurance companies using urine-based testing in their policy underwriting determinations could realign themselves with another lab offering our urine-based testing algorithm. We could, however, potentially lose a significant amount of business because insurance companies that rely on this large laboratory could switch to another form of testing, either blood or oral fluid, and remain with LabOne. Further, any disruption in the supply of this sole-source product would force our customers to find alternative testing solutions - either blood or oral fluid. In such a situation, it is unlikely that we could subsequently regain a material amount of this business. Each of the three insurance lab customers increased their urine test purchases during the second quarter of 2004 in anticipation of the closure of our California facility and consolidation of manufacturing operations in our Rockville, Maryland facility. Following those larger-than-normal second quarter purchases, we believe that these labs had substantial inventories of our tests and, accordingly, purchases during the third and fourth quarters were significantly below normal. We do not believe that our revenues from the sale of urine tests during the third and fourth quarters of 2004 reflect a long term material change in this business, but only a period of inventory rebalancing. Direct or distributor sales of our screening test to domestic diagnostic clinics, public health agencies and community-based organizations were not material in either 2004 or 2003. We do not expect significant future sales of our current screening test in this market segment and during the third quarter of 2003 we eliminated the sales force that had focused on this diverse and disaggregated market. Sales of our Urine Western Blot supplemental test are generally made to the same customers who purchase the EIA Screening Test.

      International Sales To date, international sales of our current EIA Screening Test have been an immaterial component of our revenue. Although we have obtained approval of our EIA Screening Test in several international markets and we believe that such approvals validate the use of urine as a testing medium, we see little interest in our current format urine screening test in most international markets and project minimal revenues from their sale internationally in 2005.

      We believe there is significant interest in our rapid HIV tests. The timing and magnitude of revenues from their sale will be contingent upon completing our clinical trials and related matters associated with a commercial scale-up, including establishing manufacturing operations, initially in Thailand and China, obtaining the necessary regulatory approvals and developing or expanding distribution relationships, as more fully discussed in the earlier comments on Guidance.

Serum Western Blot Sales Sales of our Serum Western Blot supplemental test accounted for 41% and 32% of our product sales for the years ended December 31, 2004 and 2003, respectively. We sell this product primarily to blood banks and similar entities. There is only one other domestic manufacturer of an FDA-approved serum Western Blot supplemental HIV-1 test. In mid-April 2004, the primary domestic distributor for our serum Western Blot was acquired by another entity and informed us that it would no longer serve as a U.S. distributor of our product. We have not appointed a successor distributor and, while several of the former distributor's customers are now purchasing the serum Western Blot directly from us, we do not know how many of these customers will continue using our test. Furthermore, as noted previously, there is uncertainty regarding the long-term status of Western Blot testing in both FDA-regulated and international HIV testing algorithms. Based on these variables, we cannot predict the long-term need for Western Blot supplemental tests, but there can be no assurance that their usage will not be significantly reduced or eliminated.

Incidence Tests In April 2004, we announced that the CDC had granted us a worldwide, non-exclusive license enabling us to use technologies it had developed to manufacture and commercialize a serum enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that are recently acquired in a population (infections occurring in approximately the last 6 months). This laboratory assay can be used by public health and other agencies to identify those regions and the populations within those regions where HIV transmission is occurring most recently. The US FDA has classified this product as being for surveillance use within in the United States and for research use internationally, simplifying its availability for use by both domestic and foreign public health organizations. The CDC is conducting training seminars for both domestic and international public health officials regarding the use of this product as a tool in monitoring the effectiveness of HIV/AIDS testing and treatment campaigns. Sales of our BED incidence test began in the fourth quarter of 2004 and were not material to our total revenues for that period. We expect that sales of this test will constitute an increasing portion of our revenues in 2005 and beyond.

RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

Calypte's revenues for 2004 totaled $3.3 million compared with $3.5 million for 2003, a decrease of $0.2 million or 5%. Urine EIA screening test revenues decreased by $686,000 or 32% to $1,481,000 in 2004 compared with $2,167,000 in
2003. Urine Western Blot sales generally follow a trend similar to that of the screening test and decreased $85,000 or 55%, from $154,000 in 2003 to $69,000 in 2004. Additionally, urine Western Blot sales during 2003 were higher than normal as a result of the increased sensitivity of certain EIA screening tests sold in early 2003, which required a greater number of supplemental tests for confirmation of the test results. Sales of the screening tests to insurance company reference labs decreased by $528,000 or 27%. Prior to the third quarter of 2003, our largest reference lab customer held inventory of our tests on a consignment basis and we recognized revenue upon its usage of the inventory. In the fourth quarter of 2003, that lab purchased the consignment inventory on hand and switched to a standard sales relationship. The impact of this one-time purchase increased our fourth quarter 2003 revenue by approximately $167,000. Additionally, in anticipation of the closure of our Alameda, California EIA test manufacturing facility and transfer of EIA manufacturing to our Rockville, Maryland facility, all of our laboratory customers increased their purchases during late 2003 and early 2004 to ensure an adequate supply of the tests during the transition period. Sales to the labs during the last half of 2004 were significantly lower than historical levels as they consumed their stores of previously purchased products. We expect sales to the labs to return to their normal purchasing patterns during 2005.

International sales of our EIA screening tests accounted for approximately $16,000 and $173,000 in 2004 and 2003, respectively. Our primary international sales in 2003 were to our Chinese distributor. Domestic diagnostic and direct screening test sales to clinics and other laboratories were insignificant in both 2004 and 2003.

Under the terms of a 1994 Distribution Agreement with a Japanese distributor, we agreed to offset an advance payment of $500,000 from the distributor by a 50% discount on EIA products that we would supply to the distributor, until such time as the distributor had received cumulative discounts totaling $500,000. Accordingly, we recorded the $500,000 payment as deferred revenue that we planned to to recognize as the distributor purchased product at the stipulated 50% discount. We sold no product to the distributor under the terms of the Distribution Agreement, which expired in August 2004. We recognized the deferred revenue as other revenue in the fourth quarter of 2004.

Revenue from the sale of our supplemental tests increased slightly compared with 2003. Serum Western Blot sales increased by 3% or approximately $29,000 compared with 2003 levels, from $1,105,000 in 2003 to $1,134,000 in 2004. Although the distributor of our screening tests during 2003 left the distribution business in early 2004, we have been able to retain directly most of the sales it formerly handled. Sales of our new BED incidence test began in the fourth quarter of 2004 and were not significant to total revenue.

Of customers accounting individually for more than 10% of our product sale revenues, three customers accounted for an aggregate of 53% of our product sale revenues in 2004 and two customers accounted for an aggregate of 50% of our product sale revenues in 2003.

Gross margin decreased from a loss of $2,654,000 (-77% of sales in 2003) to a loss of $3,981,000 (-142% of sales in 2004) as a result of three primary factors:

      o In anticipation of the closure of our Alameda, California EIA manufacturing facility and transfer of EIA manufacturing to our Rockville, Maryland facility, we produced inventory in excess of historical requirements to ensure adequate supplies for domestic reference laboratory customers and for potential international sales opportunities. Domestic EIA sales during 2004 were somewhat below historical levels and we have not yet received any significant international orders. At December 31, 2004, we have reserved approximately $1.7 million of EIA-related inventory in recognition of the absence of firm international orders and the standard product-dating associated with our products.

      o As an FDA-regulated manufacturing entity, we incur a significant level of relatively fixed costs, including personnel-related costs, to operate and maintain our manufacturing facilities in compliance with Good Manufacturing Practices. Once those relatively fixed manufacturing costs are covered, we enjoy a significant contribution margin on additional sales. When we incur those costs without sufficient revenues from the sale of our products to offset them, we report negative margins. Although the closure of our Alameda facility resulted in the elimination of personnel, facility and other overhead costs following its second quarter 2004 closure, we incurred on-going operational costs at our Rockville facility during a period of reduced production and sales, particularly in the fourth quarter of 2004.

      o These factors were offset by the fourth quarter 2004 recognition of $500,000 of deferred revenue upon the expiration of a distribution agreement, as noted earlier.

Included in cost of sales, a component of gross margin, is royalty expense, which we pay on the sale of all of our products. As a result of the decline in sales revenue, royalty expense decreased from $670,000 in 2003 to $587,000 in 2004. Our effective royalty rate varies based on our product mix, with the rate being higher on our EIA screening tests than on our urine or serum supplemental tests. Additionally, certain of our license agreements contain minimum royalty provisions which, in both 2004 and 2003, exceed amounts due based on the contractual percentage rates. In 2003, one licensor accepted shares of our common stock in satisfaction of discounted amounts due for 2003 and 2004 in excess of the percentage royalty rate. The value of the common stock issued in 2003 was amortized as royalty expense in both 2004 and 2003.

Research and development costs increased by $596,000 or 39%, from $1,544,000 in 2003 to $2,140,000 in 2004. The increase is due to increased activity associated with the development and commercialization of our rapid tests, including personnel-related costs, travel to support field and clinical trials and technology transfer, consultant expense, and costs to acquire specimens and provide product prototypes for clinical trials.

Selling, general and administrative costs decreased by $6,538,000 or 42%, from $15,517,000 in 2003 to $8,979,000 in 2004. The primary components of the decrease include the following:

      o $6,600,000 in primarily non-cash expense recorded in connection with the issuance of warrants, options and stock grants to consultants and third party firms for various investor relations and other projects;
      o $300,000 in legal and auditor fees incurred in connection with the informal SEC inquiry that commenced in the fourth quarter of 2003, including fees associated with our new auditor's re-audit of our financial statements for the year ended December 31, 2002;
      o $300,000 of accrued severance-related costs attributable to the shutdown of our Alameda, California facility in mid-2004;
      o     $371,000 in marketing consulting contracts; and
      o $476,000 for salaries and benefits due to the mid-2003 elimination of our direct sales and marketing force.

These decreases were partially offset by:

      o $842,000 in compensation expense primarily related to severance costs for our former Executive Chairman;
      o $600,000 in expenses associated with our joint venture operations in China; and
      o $77,000 in international and domestic travel expense incurred primarily by senior executives.

Our loss from operations for 2004, at $15,100,000, reflects a 23% decrease compared with the $19,715,000 loss reported for 2003.

Net interest expense for 2004 decreased by $4,843,000 or 69%, from $6,969,000 in 2003 to $2,126,000 in 2004. The table below summarizes the components of the change (in thousands):

                                                                      2004      2003       Change
                                                                    -------    -------    -------
Interest on debt instruments paid or payable in cash                $    88    $   425    $  (337)
                                                                    -------    -------    -------

Non-cash expense composed of:
   Amortization and proportional write-off upon conversion of
     note and debenture discounts and deferred offering costs            81      5,832     (5,751)
   Liquidated damages due to delayed registration of shares
     underlying convertible securities                                 (205)       620       (825)
   Expense attributable to warrants issued in conjunction with
     the Marr Credit Facility                                           402        322         80
   Warrant liability mark-to-market adjustment attributable to
     Bristol Class A and Class B warrants                                --       (275)       275
   Expense attributable to warrants issued in conjunction with
     the $0.5 million capital lease agreement                            20         --         20
   Maturity extension fee payable in stock on convertible
     debentures issued to Mercator group                                 20         --         20
   Anti-dilution obligation arising from May and July 2004 equity
     financing                                                        1,638         --      1,638
   Expense attributable to dividends on mandatorily redeemable
     Series A preferred stock                                           120         60         60
                                                                    -------    -------    -------
Total non-cash items                                                  2,076      6,559     (4,483)

Interest income                                                         (38)       (15)       (23)
                                                                    -------    -------    -------

Net interest expense                                                $ 2,126    $ 6,969    $(4,843)
                                                                    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

We have financed our operations from our inception primarily through the private placements of preferred stock and common stock, our Initial Public Offering
(IPO) and the issuance of convertible notes and debentures. On May 20, 2003, our stockholders approved a 1:30 reverse split of our common stock, which became effective on May 28, 2003. All references to the number of shares issued or the issue, exercise or conversion price of any transaction described in this section reflect the $0.03 par value post-split basis of our common stock.

The following table summarizes these financings for the most recent three years by major category and the subsequent table provides the details of these financings.

      SUMMARY OF RECENT EQUITY FINANCINGS - JANUARY 2002 TO DECEMBER 2004

                                                                       TOTAL
                                         GROSS           NET           SHARES
FINANCING SOURCE                        PROCEEDS       PROCEEDS        ISSUED
----------------                        --------       --------        ------
Bristol 12% Convertible
   Debentures and Warrants              $    562       $    505        1,476.1
8% Convertible Notes                       3,232          2,594       46,084.3
Other 2002 Financings                        750            730        2,720.3
Mercator 12% and 10% Debentures(1)         4,550          3,650       37,529.5
Marr 2003 Private Placements              12,500         11,900       28,333.3
May 2004 PIPE                              9,300          8,769       23,250.0
July 2004 PIPE                             1,488          1,384        3,720.0
                                        --------       --------      ---------

  Total                                 $ 32,382       $ 29,532      143,113.5
                                        ========       ========      =========

(1) At March 29, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.3 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders of these 12% convertible debentures claim a transaction date which we dispute. These debentures have not yet been converted pending resolution of the transaction date dispute, which may impact the number of shares of our stock to which the holder is entitled upon conversion. See Note 12 to Detail of Financings.

       DETAIL OF RECENT EQUITY FINANCINGS - JANUARY 2002 TO DECEMBER 2004

                                                                                                  CALYPTE           SHARES
FINANCING TYPE AND                       CONVERSION       GROSS         NET       TRANSACTION     CLOSING         ISSUED/ $
INVESTOR (1)                               FEATURE      PROCEEDS      PROCEEDS       DATE          PRICE         REDEEMED (3)
------------                               -------      --------      --------       ----          -----         ------------
12% CONVERTIBLE DEBENTURES AND
WARRANTS
Bristol Investment Fund, Ltd.               Lesser of       $425                     2/11/02          $7.50       1,019.4/ $525
                                           (i) 60% of        100                     5/10/02          $0.90
                                                             ---
                                          the average       $525         $468
                                          of 3 lowest
                                          closing bid
                                           prices for
                                              22 days
                                            preceding
                                           conversion
                                         or (ii)$1.50

Class A Warrant                             Lesser of        $ 4          $ 4        2/11/02          $7.50            56.7/ N/A
                                           (i) 70% of
                                          the average
                                          of lowest 3
                                              trading
                                           prices for
                                              20 days
                                            preceding
                                           conversion
                                         or (ii)$3.45

Class B Warrant                             Lesser of        $33         $ 33        2/11/02         $ 7.50             400/ N/A
                                                             ---         ----                                           --------
                                           (i) 70% of
                                          the average
                                          of lowest 3
                                              trading
                                          pricing for
                                              20 days
                                            preceding
                                           conversion
                                              or (ii)
                                               $6.45.
     Total Bristol                                          $562         $505                                      1,476.1/ $525
                                                            ====         ====                                      =============

8% CONVERTIBLE NOTES

Alpha Capital Aktiengesellshaft             Lesser of       $500                     5/24/02        $ 3.60         7,260.7/ $500
Stonestreet Limited Partnership          (i) $3.00 or       $500                     5/24/02        $ 3.60         7,075.7/ $500
Filter International Ltd.                 (ii) 70% of       $150                     5/24/02        $ 3.60         2,452.4/ $150
Camden International Ltd.                 the average       $350                     5/24/02        $ 3.60         5,279.1/ $350
                                                   of
Domino International Ltd.                the 3 lowest       $150                     5/24/02        $ 3.60         1,767.4/ $150
Thunderbird Global Corporation          trades for 30       $ 75                     5/24/02        $ 3.60          1,083.1/ $75
BNC Bach International Ltd.                      days       $200                     5/24/02        $ 3.60         2,463.8/ $200
Excalibur Limited Partnership               preceding       $200                     5/24/02        $ 3.60         1,678.9/ $200
Standard Resources Ltd.                    conversion       $100                     5/24/02        $ 3.60         1,542.5/ $100
SDS Capital International Ltd.                              $300                     7/10/02       $ 10.20         4,189.8/ $300
Camden International Ltd.                                   $100                     7/10/02       $ 10.20         1,707.9/ $100
Excalibur Limited Partnership                               $250                     7/24/02        $ 6.60         4,238.3/ $250
Stonestreet Limited Partnership                             $250                     8/21/02        $ 3.90         4,042.2/ $250
Alpha Capital Aktiengesellshaft                             $107                      5/9/03        $ 0.63         1,302.5/ $107
                                                            ----                                                   -------------

   Total 8% Convertible Notes                             $3,232       $2,594                                   46,084.3/ $3,232
                                                          ======       ======                                   ================


OTHER 2002 FINANCINGS:

10% CONVERTIBLE NOTE
BNC Bach International Ltd. (Note:         50% of the      $ 150      $ 150        5/14/02             $4.20       2,217.8/ $150
   on 7/14/02 the maturity date was      average of 3                                              $10.80 on
   extended until 12/31/02; on                 lowest                                               7/14/02;
   December 27, 2002, the maturity        closing bid                                               $1.92 on
   date was extended until January         prices for                                              12/27/02;
   15, 2003; on January 15, 2003 the          22 days                                               $1.80 on
   maturity date was extended until         preceding                                               1/15/03;
   March 17, 2003, on March 17, 2003       conversion                                               $1.50 on
   the maturity date was extended                                                                   3/17/03;
   until April 4, 2003; on April 2,                                                                 $0.99 on
   2003, the maturity date was                                                                        4/2/03
   extended until May 5, 2003; on                                                                   $0.75 on
   April 30, 2003, the maturity date                                                                 4/30/03
   was subsequently extended until
   May 10, 2004)(5)

8% CONVERTIBLE DEBENTURES
Su So                                      80% of the      $ 100         $ 90        6/17/02         $4.20        36.7 (4)/ $100
                                         lower of the
                                              average
                                          closing bid
                                             or trade
                                            price for
                                           the 5 days
                                            preceding
                                          conversion,
                                         but not less
                                           than $3.00

Jason Arasheben                            70% of the      $ 100         $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                         lower of the
                                              average
                                          closing bid
                                             or trade
                                            price for
                                           the 5 days
                                            preceding
                                          conversion,
                                         but not less
                                           than $3.00

PIPE AT $1.50 PER SHARE
Careen Ltd.                                 $1.50 per      $ 200        $ 200        8/28/02        $ 4.80            225.0/ N/A
Caledonia Corporate Group Limited               share      $ 200        $ 200        8/28/02        $ 4.80            225.0/ N/A
                                                          ------       ------                                     --------------

    Total Other Restart Financings
                                                           $ 750        $ 730                                      2,720.3/ $350
                                                          ======       ======                                     ==============


MERCATOR 12% AND 10% DEBENTURES (2)(3)

12% CONVERTIBLE DEBENTURES
Mercator Momentum Fund, L.P. ($2,000       85% of the      $ 550         $345 (6)    9/12/02         $3.00       4,866.4(4)/$550
total commitment)                          average of
                                         the 3 lowest
Mercator assigned its rights to:              trading
   Alpha Capital AG                        prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                   the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                        trading days
   Goldplate Investment Partners            preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)            conversion        570          570         9/1/03        $0.498         5,181.8/ $570
                                                          ------       ------
                                                  (8)      1,870        1,665
   Dr. Khalid Ahmed                                           50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                               20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                          20           20        10/2/03        $1.310                     -
   Southwest Resource Preservation                                                      (12)        $1.310
     Inc.                                                     40           40        10/2/03
                                                          ------       ------           (12)                    ----------------
                                                          $2,000       $1,795                                   18,199.8/ $1,940
                                                          ------       ------                                   ================


Mercator Momentum Fund, L.P.               80% of the       $300         $260       10/22/02         $3.90           0/ $300 (7)
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not less
                                           than $1.50

Mercator Momentum Fund L.P.  (10)          70% of the       $300         $245        4/29/03        $0.825       3,475.7/ $300
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $1.20

Mercator warrant                            $3.00 per         $0           $0       10/22/02         $3.90                   0
                                                share

10% CONVERTIBLE DEBENTURES

Mercator Focus Fund, L.P. (10)             80% of the     $1,000     $510 (6)        1/14/03         $1.92     7,941.1/ $1,000
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $3.00

Mercator Momentum Fund, L.P. (10)          80% of the       $450         $440        1/30/03         $1.86       2,857.7/ $450
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $3.00
Mercator Focus Fund, L.P. (10)                              $400                     3/13/03         $1.47       3,428.9/ $400
 Mercator Momentum Fund III, L.P.          65% of the        100                                                 1,626.3/ $100
                                                            ----                                                 -------------
                                           average of       $500         $400                                    5,055.2/ $500
                                                            ----         ----                                    -------------
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not more
                                           than $2.10
   Total Mercator Debentures                              $4,550       $3,650                                   37,529.5/ $4,490
                                                          ======       ======                                   ================

MARR PRIVATE PLACEMENTS

PIPE AT $0.30 PER SHARE
Marr Technologies B.V. (9)(11)             $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                               share
PIPE AT $0.50 PER SHARE
Marr Technologies B.V. (9)(11)             $0.50 per      $10,000     $9,600        9/1/03          $0.498            20,000.0
                                                          -------    -------                                          --------
                                               share
 Total Marr Private Placements                            $12,500    $11,900                                          28,333.3
                                                          =======    =======                                          ========

MAY 2004 PRIVATE PLACEMENT (15)

 PIPE AT $0.40 PER SHARE (13)                  Units
    SF Capital Partners LP                 issued at       $4,000        $3,720       5/28/04        $0.50           10,000.0
    Marr Technologies BV                      $0.40,        3,000         2,910       5/28/04        $0.50            7,500.0
    Proximity Fund LP                      including          500           465       5/28/04        $0.50            1,250.0
    Proximity Partners LP                     shares          500           465       5/28/04        $0.50            1,250.0
    MTB Small Cap Growth Fund             and 5 year          500           465       5/28/04        $0.50            1,250.0
    MTB Multi Cap Growth Fund                warrant          500           465       5/28/04        $0.50            1,250.0
    Bridges & PIPES LLC                  exercisable          300           279       5/28/04        $0.50              750.0
                                                          -------       -------                                      --------
                                        at $0.50 per
       Total May 2004 PIPE                     share       $9,300       $ 8,769                                      23,250.0
                                                           ======       =======                                      ========

JULY 2004 PRIVATE PLACEMENT (15)

 PIPE AT $0.40 PER SHARE (13)                  Units
    Sunrise Equity Partners, L.P.          issued at        $ 750          $698        7/9/04       $0.615            1,875.0
    Amnon Mandelbaum                          $0.40,           80            74        7/9/04       $0.615              200.0
    David I. Goodfriend                    including            8             7        7/9/04       $0.615               20.0
    TCMP3 Partners                            shares          150           140        7/9/04       $0.615              375.0
    United Capital Partners, LLC          and 5 year          500           465        7/9/04       $0.615            1,250.0
                                              warrant     -------       -------                                       -------
                                          exercisable
       Total July 2004 PIPE                 at $0.50      $ 1,488       $ 1,384                                       3,720.0
                                           per share      =======       =======                                       =======


------------
      (1) The Bristol Debentures and Warrants, the 8% Convertible Notes, the Other 2002 Financings, the Mercator 12% and 10% Debentures and warrants, and the Common Stock underlying the 2003 PIPE with Marr, and the May 2004 and the July 2004 PIPEs were issued under exemptions provided by Regulation S or Regulation
D. With the exception of Marr Technologies B.V., which is an affiliate of the Company based on its August and September 2003 PIPE investments and participation in the May 2004 PIPE, none of the entities listed above is or has been an affiliate of the Company. Other than Marr Technologies B.V. ("MTBV"), all of the listed investors were subject to ownership limitations restricting their ownership of our stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

      (2) At March 29, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.3 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. See also Note 12.

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

      (6) Reflects a 10% cash commitment fee on the entire $2 million commitment paid to The Mercator Group less additional fees and expenses. We registered shares underlying $1,300,000 of the total $2,000,000 commitment in July 2003 and the shares underlying the final $700,000 of this commitment were included in our June 2004 registration statement.

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

      (9) The Securities Purchase Agreements for both transactions between the Company and Marr Technologies B.V. required that we provide cost-free registration rights to Marr; however, Marr was subject to a one-year lock-up provision following the transaction date with respect to the shares purchased.

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

      (11) On January 23, 2004, when the market price of our common stock was $0.695, we and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of our common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, we agreed to include in our next registration statement an aggregate of 28,333,333 shares of our common stock purchased by Marr in PIPE transactions in the third quarter of 2003. On April 23 2004, when the market price of the Common Stock was $0.625, we and MTBV agreed to extend until May 14, 2004 the period for filing the registration statement including the shares issued to MTBV upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. On May 7 2004, when the market price of our common stock was $0.48 per share, MTBV agreed to further extend from May 14, 2004 until 21 days following the closing of a private placement of equity financing of at least $5,000,000, but in any case to no later than June 30, 2004, the period in which we are required to file a registration statement including shares of our common stock issued to MTBV upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. Such shares were included in our June 15, 2004 registration statement, which was declared effective on July 8, 2004.

      (12) The holders claim an earlier transaction date with respect to a conversion of the debentures, which we dispute. These debentures have not yet been converted. Assuming immediate conversion at the earlier, disputed transaction date, the number of shares of common stock issuable to Logisticorp and Southwest Resource Preservation would be 213,903 and 427,807, respectively. While reserving our rights with respect to the number of shares calculated as issuable based on the disputed transaction date, we registered that number of shares of Common Stock in our June 15, 2004 registration statement pending resolution of the dispute. The ultimate resolution of the transaction date dispute may determine the number of shares of our stock to which the holder is entitled upon conversion.

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

Marr Credit Facility

      On November 13, 2003, when the market price of our common stock was $0.88 per share, we and Marr, our largest stockholder, entered into an agreement in which Marr agreed to provide us up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes we may issue to Marr on an as-needed basis (the "Notes"). Each Note would bear interest at the rate of 5% per annum and have a 12-month term. The Marr Credit Facility was available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility is proportionally reduced by the amount of any equity financing we obtain during the term of the Marr Credit Facility. Marr has participation rights in any such equity financing on the same terms as the other investors. The Marr Credit Facility provided for earlier termination as of March 31, 2004, if we failed to have our common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As consideration for the Marr Credit Facility, we issued to a party designated by Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant is immediately exercisable and expires two years after issuance on November 12, 2005.

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

On May 26, 2004, when the market price of our Common Stock was $0.46 per share, we and Marr again amended the Marr Credit Facility whereby Marr has committed to subscribe for up to $5,000,000 of Promissory Notes that we may issue through December 31, 2004, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period expires. Marr currently has two designated representatives serving on our Board of Directors. Any Notes issued pursuant to this second amendment will bear interest at 9% per annum and will have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility is reduced by the amount of any equity financing we obtain after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds from the May 2004 Private Placement. Accordingly, the commitment has been reduced to approximately $3.6 million as a result of the closing of the July 2004 PIPE. As consideration for the extension of the commitment period reflected in the second amendment of the Marr Credit Facility, we issued to Marr a warrant to purchase 500,000 shares of our Common Stock at an exercise price of $0.40 per share. This warrant is immediately exercisable and expires two years from its date of issuance on May 26, 2006. The shares underlying these three warrants were included in our June 15, 2004 registration statement. We issued no Notes under the Marr Credit Facility prior to its expiration.

Warrants, Options and Stock Grants

Since January 2002, we have entered into various contracts and agreements with consultants who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. We have obtained various services under these arrangements, including legal, financial, business advisory, and other services including business introductions and arrangements with respect to potential domestic and international product placement and the development of potentially synergistic relationships with appropriate public service or other governmental and non-governmental organizations. We have generally issued the warrants at a discount to the then-current market price and registered the shares underlying the warrants, options and stock grants on Form S-8 Registration Statements for resale by the consultants. We have, since January 2002, issued approximately 10.5 million shares of our common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 7.9 million shares were issued during 2003.

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

On August 20, 2003, when the price of our stock was $0.18 per share, we issued consulting contracts to two new consultants pursuant to which we issued warrants for 100,000 shares each, exercisable at $0.18 per share. The warrants were non-cancelable and fully-vested at the date of issuance. In December 2004, one of the consultants exercised warrants to purchase 100,000 shares our common stock. At March 29, 2005, the other consultant has not exercised any of the warrants granted to him.

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

In May 2004, when the price of our stock was $0.465 per share, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $0.50 as a portion of the compensation under a consulting contract. The warrants were immediately exercisable, have a five year term, and, at March 29, 2005, have not been exercised.

In June 2004, when the price of our stock was $0.52 per share, we issued 250,000 shares of our common stock to a consultant who had agreed to accept shares of stock as compensation under a consulting agreement.

Between January and October 2004, we issued an aggregate of 127,984 shares of our common stock as a portion of the monthly compensation under a consulting contract at prices ranging from $0.38 to $0.695 per share, based on the then-current market price of our stock.

To conserve cash and to obtain goods and services, we may continue to issue options and warrants at discounts to market or issue direct stock grants. In the event that we issue additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to our existing stockholders.

Capital Lease

In September 2004, when the price of our stock was $0.38 per share, we entered into a lease for $500,000 of equipment used in our Rockville, Maryland manufacturing facility. The lease has a minimum term of 3 years with an extension option of 3 months, and requires monthly payments of $17,250 during the initial term and extension periods. In conjunction with the lease, we issued to the lessor a three-year warrant to purchase 55,000 shares of our common stock at a price of $0.4060 per share.

Intellectual Property and Equipment Purchase Using Stock

On September 30, 2004, when the market price of our common stock was $0.39 per share and pursuant to Regulation S, we entered into a License Agreement and Technology Transfer Agreement (the "License Agreement") pursuant to which we are required to pay an aggregate of 1,232,840 Euros (approximately US $1,500,000) in either our common stock or cash to acquire certain licenses and manufacturing equipment. On September 30, 2004, we issued to the licensor 1,172,205 restricted shares of our common stock having a value of approximately $469,000, representing approximately $373,000 attributable to the technology license and approximately $96,000 attributable to the equipment purchase. We included these shares in a registration statement that became effective on December 29, 2004. We have paid the next installments of 100,000 Euros (approximately $134,000) each in cash in December 2004 and in February and March 2005 and expect to pay the remaining amounts due in cash.

Restructure of Trade Debt

In February 2002, the Company completed a restructuring of approximately $1.7 million of its past due accounts payable and certain other obligations with 27 of its trade creditors. Under the restructuring, the Company issued approximately 47,000 shares of its common stock at various negotiated prices per share with the trade creditors in satisfaction of the specified debt. The issuance of shares was exempt from registration pursuant to Regulation D of the Securities Act. The shares issued are now eligible for resale under the provisions of Rule 144.

Operating Activities

During, 2004 and 2003, we used cash of $12.8 million and $13.4 million, respectively, in our operations. In both periods, the cash used in operations was primarily for manufacturing ourcurrent urine-based HIV-1 ELISA tests, and for research, development and, in 2004, commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment Of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. As a small business issuer, SFAS 123R will become effective for us for periods beginning after December 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow; however, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R to materially impact its overall financial position. See Stock-Based Compensation in Note 2 to the audited financial Statements which are provided in Part II, Item 7 of this Form 10-KSB for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. The determination of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the determination of compensation cost under SFAS 123; however, we have not yet quantified such differences.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, An Amendment Of APB Opinion No. 29 ("SFAS 153"). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors and other information included in this Annual Report on Form 10-KSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

                    RISKS RELATED TO OUR FINANCIAL CONDITION

If We are Unable to Obtain Additional Financing, We Will Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

Based upon our tenuous financial condition as demonstrated by our working capital deficit at December 31, 2004, our recurring losses and our accumulated deficit, our independent accountants have issued an opinion on our financial Statements at December 31, 2004 that cites substantial doubt about our ability to continue our business operations as a going concern. Although we issued a $2,000,000 Promissory Note (the "Promissory Note") to Marr in January 2005, it was due on March 31, 2005 and the proceeds have not provided us with the liquidity to fully attain our business milestones and to achieve profitability. We have negotiated an extension of the maturity date of the Promissory Note until April 30, 2005. Our current cash resources are not sufficient to sustain our operations or achieve our milestones through the second quarter of 2005 without obtaining additional financing. We believe that we will need to arrange additional financing of approximately $15 million to sustain our operations throughout 2005, including the funds required to repay the Promissory Note. We are actively engaged in seeking additional financing, however, if we are unable to repay the Promissory Note on its extended due date of April 30, 2005 or further modify its due date, we will be in default. There can be no assurance that we will be able to repay or further amend the payment terms of the Promissory Note. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future.

In the absence of adequate resources from current working capital, we will be required to raise additional capital to sustain our operations. There can be no assurance that additional financing will be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in one or more existing financing agreements that would result in substantial dilution to our existing stockholders. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

As of December 31, 2004 our accounts payable totaled $1.7 million, of which $1.1 million was over sixty days old. We currently have many cash-only arrangements with suppliers and certain arrangements require that we pay down certain outstanding amounts due when we make a current payment. While we are current according to contract or current under the terms of payment plans with our primary patent licensors, as of December 31, 2004 we have accrued an aggregate of approximately $355,000 in royalty obligations to our patent licensors, of which approximately $235,000 were past due. The licenses attributable to past due royalty payments relate to technology utilized in both our urine EIA screening test and our supplemental urine and serum tests. Because of the interdependence of the screening and supplemental tests in our testing algorithm, the inability to use any one of the patents could result in the disruption of the revenue stream from all of our current products and could also impact our ability to commercialize our rapid test products. While at this time we are current with our payment plans for past-due amounts, if we are unable to maintain sufficient working capital, our ability to make payments on past due negotiated royalty obligations, make timely payments to our critical suppliers, service providers and to licensors of intellectual property used in our products will be jeopardized and we may be unable to obtain critical supplies and services and to maintain licenses necessary for us to continue to manufacture, ship and sell our current products or introduce our new products. Additionally, certain vendors and service providers with whom we have not currently arranged payment plans have or may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payment is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the years ended December 31, 2004 and 2003 was 17.3 million and $26.5 million; respectively, and our accumulated deficit at December 31, 2004 was $145.1 million. We expect operating losses to continue during 2005, as we complete the commercialization of our rapid tests, complete our domestic manufacturing consolidation and international technology transfers, and conduct additional research and development and clinical trials for potential new products.

We May be Faced with A Legal Claim for Damages with Respect to the Issuance of Shares of Common Stock on a Claimed Conversion of Our 12% Convertible Debentures.

A claim has been made by Logisticorp, Inc. (Logisticorp) and Southwest Resource Preservation, Inc. (Southwest) with respect to an aggregate of $60,000 of 12% Convertible Debentures assigned to Logisticorp and Southwest by a debenture holder. Logisticorp's and Southwest's claim is that each tendered their respective conversion notice requests in August, 2003 and that as a result of their separate notices of election to convert their debentures, that Southwest is entitled to receive 427,807 registered shares of common stock, and Logisticorp 213,903 registered shares of common stock for an aggregate of 641,710 shares of common stock. Additionally, Logisticorp claims damages in the sum of at least $235,000, and Southwest claims damages in the sum of at least $471,000, or an aggregate of at least $706,000. We have advised Logisticorp and Southwest that we dispute their claims with respect to the conversion notice date, the conversion price and the number of shares based upon the formula in the debenture and the registration rights for the underlying shares. We have been unable to contact Logisticorp and Southwest for the past several months and have not yet achieved a resolution of the claims. There can be no assurance that the Company will not be responsible for damages including legal fees and expenses in the event that the claim is pursued.

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.18 per share and as high as $0.90 per share in the twelve months ended December 31, 2004. We believe that some of the factors leading to the volatility include:

o price and volume fluctuations in the stock market at large which do not relate to our operating performance;

o     fluctuations in our operating results;

o     concerns about our ability to finance our continuing operations;

o     financing  arrangements  which may require the  issuance of a  significant
      number  of  shares  in  relation   to  the  number  of  shares   currently
      outstanding, including anti-dilution provisions;

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

o certain world conditions, such as SARS, an economic downturn or terrorist attacks; and

o anti-American sentiment in certain international markets where we market or anticipate marketing our products.

The Availability of a Significant Number of Authorized Shares Eligible for Future Sale May Have a Negative Effect on the Trading Price of Our Stock.

From inception through December 31, 2004, we had issued approximately 169.5 million shares of our common stock and raised approximately $142 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of our common stock from 200 million to 800 million. We have the ability to issue in excess of 400 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we have issued and may continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2003, we issued warrants, options and stock bonuses for nearly 19.8 million shares, including approximately 10.0 million shares from employee benefit plans and the 2003 Non-Qualified Stock Option Plan, in payment for consulting services. During 2004, we issued approximately 2.1 million additional shares in payment for consulting services and for the acquisition of intellectual property and equipment. In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Our Stockholders May Experience Substantial Dilution as a Result of Our 2004 PIPE Financings and the Anti-Dilution Provisions Contained Therein or as a Result of Future Financings.

Our current cash resources are not sufficient to sustain our operations or achieve our business milestones through the second quarter of 2005 without obtaining additional financing. We believe we will need to arrange additional financing of approxmately $15 million to sustain our operations throughout 2005, including the funds required to repay the $2 million Promissory Note we issued to Marr in January 2005. There can be no assurance that additional financing will be available, or it if is available, be on acceptable terms. Additionally, the shares issued in conjunction with our May 2004 PIPE and our July 2004 PIPE and the related warrants for each entitle those investors to anti-dilution protection rights that will require us to issue additional shares to the PIPE investors and modify their outstanding warrants and issue them additional warrants if we subsequently issue common stock or common stock equivalents at a per share price of less than $0.40 within a period of one year from the respective closing dates, except under the provisions of previously outstanding convertible debt, option plans, or option or warrant agreements. Should we complete a transaction triggering these anti-dilution provisions, the interests of our existing stockholders not subject to such anti-dilution protections rights willl be even further diluted.

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

Shares of our common stock are "penny stocks" as defined in the Exchange Act. The "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this documents are the following:

o thebid and offer price quotes in and for the "penny stock", and the number of shares to which the quoted prices apply.

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

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

                          RISKS RELATED TO OUR BUSINESS

We  May  Be  Unsuccessful  in  Implementing  Our  Manufacturing   Consolidation,
Development and Marketing Plans as Anticipated.

We have consolidated our U.S. manufacturing facilities in a single facility at our Rockville, Maryland location. In addition to internal validation and comparability studies that we conduct in conjunction with our manufacturing consolidation, the FDA must approve our facility changes and urine EIA manufacturing operations in Rockville before we will be permitted to sell urine EIA tests manufactured at that facility in the United States. If the consolidation does not continue to proceed as planned, or if the FDA does not approve the facility changes on the timeline anticipated, the anticipated cost reductions as well as increased efficiencies may not be realized. There can be no assurance that we will successfully complete the commercialization of our HIV rapid tests, or that our marketing efforts with respect to these tests will result in significant additional sales. Additionally, there can be no assurance that we will be able to successfully negotiate government or private-sector contracts for mass-testing applications. Consequently, our current financial resources and available financing may be inadequate and we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

In conjunction with our manufacturing consolidation, we expect that we will be unable to produce our HIV-1 Urine EIA product for sale in the United States until we complete the required validation and comparability studies at our Rockville facility that will be necessary for FDA review and approval. We expect FDA review and approval of our Rockville facility to be completed during the first half of 2005. We believe that we manufactured sufficient inventories of our HIV-1 Urine EIA test prior to the closing of our FDA approved Alameda facility to continue to satisfy expected customer orders during the period required to obtain FDA approval of our Rockville facility. We considered historical sales levels and our estimate of the length of time required to complete the consolidation and obtain FDA approval in determining the amount of inventory required to bridge the transition period. The FDA approval process could take longer than expected. Our transition inventory may not have sufficient shelf life to supply customer orders and we may lose business that we may find difficult, or impossible, to replace. Additionally, demand could fall significantly below our transition inventory expectations, in which case we will have built excess inventory that we may have to dispose of at additional cost, or at a loss. In the absence of substantial firm new international purchase orders, we reserved approximately $2.9 million, or approximately 64% of the value of our EIA inventory, at December 31, 2004, because the expected demand by the insurance business alone prior to expiration date of the tests is less than the current inventory of these tests.

An Economic Downturn or Terrorist Attacks May Adversely Affect Our Business or Our Customers May Not Be Able to Satisfy Their Contractual Obligations and We May Not Be Able to Deliver Our Products as a Result of the Impact of Conditions Such as Certain World Events or Natural Disasters.

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

Our business model and future revenue forecasts call for a significant expansion of sales in the People's Republic of China as well as in Africa upon successful commercialization of our rapid products. Should conditions beyond our control, such as disease outbreaks, natural disasters, war or political unrest, redirect attention from the worldwide HIV/AIDS epidemic, our customers' ability to meet their contractual purchase obligations and/or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms that are not substantially dilutive to our stockholders, or we may have to curtail our operations, or both.

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

o changes in the way regulatory authorities evaluate HIV testing, including supplemental testing of the domestic blood supply; and

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

During the years ended December 31, 2004 and 2003, we incurred $2.1 million and $1.5 million, respectively, in research and development expenses. We expect to incur even more significant costs as a result of our research and development activities in the future.

A primary focus of our efforts has been, and is expected to continue to be, rapid HIV tests, that we expect to develop or that are in the process of being developed and/or commercialized. However, there can be no assurance that we will succeed in our commercialization of these tests or in our research and development efforts with respect to rapid tests or other technologies or products.

Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Additional development efforts on these products will be required before any regulatory authority will review them. Regulatory authorities may not approve these products for commercial sale. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product, or we may be unable to obtain the requisite licenses to sell the product or to qualify for a government tender, which are often requirements in third world countries where the greatest need and largest market for HIV diagnostic testing exists.
Accordingly, if we fail to develop commercially successful products, or if competitors develop more effective products or a greater number of successful new products, or there are governmental limitations affecting our ability to sell our products, customers may decide to use products developed by our competitors. This would result in a loss of current revenues or anticipated future revenues and adversely affect our results of operations, cash flows and business.

We Have Limited Experience Selling and Marketing Our HIV-1 Urine ELISA Tests and No Experience Marketing a Rapid Test.

Our urine-based ELISA products incorporate a unique method of determining the presence of HIV antibodies and we have limited experience marketing and selling them either domestically or internationally. Further, we have no experience marketing and selling rapid test products. Our success depends upon alliances with third-party international distributors and joint venture partners and upon our ability with such distributors and partners to penetrate expanded markets. There can be no assurance that:

o our international distributors and joint ventures will successfully market our products;

o     our domestic selling efforts will be effective;

o we will obtain any expanded degree of market acceptance among physicians, patients or health care payors; or others in the medical or public health community, including governments and humanitarian funding sources critical in many international markets, which are essential for acceptance of our products; or

o if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

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

We Currently Depend for Our Revenues Upon the Viability of Our ELISA Products -- Our HIV-1 Urine-Based Screening Test, Our Urine and Blood Based Supplemental Tests and Our BED Incidence Test.

Our HIV-1 urine-based screening test and urine and blood-based supplemental tests are our current products. Our sales of these products for the year ended December 31, 2004 decreased by approximately 19% compared to product sales in 2003. Although we do not expect that such a trend will continue, there can be no assurance that it will not. Further, we have incurred a loss from operations in both 2004 and 2003. We have now completed the technology transfer for our HIV-1 incidence test and have that product available for sale, but we have no experience marketing that test or our rapid tests that are currently being commercialized. If we cannot profitably introduce significant new products on a timely basis and if these products and our current ELISA tests fail to achieve market acceptance or generate significant revenues, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

We May Not be Able to Successfully Develop and Market New Products That We Plan to Introduce.

We plan to develop and/or commercialize other urine-based, serum-based and oral-fluid based diagnostic products including rapid HIV-1/2 screening tests and tests for other infectious diseases or health conditions. We also plan to
develop,   along  with  the  United  States  Centers  for  Disease  Control  and
Prevention, a blood-based rapid HIV test for diagnostic and surveillance purposes. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products, successfully transfer the technology for commercial-scale manufacturing to either internal, joint venture or outsourced manufacturers or meet regulatory requirements or resolve potential patent licensing or government distribution or licensing requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

A Viable Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our rapid HIV tests currently being commercialized, rapid HIV tests that we expect to develop and other new products or technologies that may be developed or acquired. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited evidence on which to evaluate the market reaction to products that may be developed, and there can be no assurance that any products will obtain market acceptance and fill the market need that is perceived to exist.

Our Success Depends on Our Ability to Protect Our Proprietary Technologies.

The  medical  diagnostics  test  industry  places  considerable   importance  on
obtaining patent, trademark, and trade secret protection, as well as other intellectual property rights, for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong intellectual property portfolio or to obtain licenses to patents for products and technologies, both in the United States and in other countries.

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

We have collaborated in the past and expect to collaborate in the future with universities and governmental research organizations which, as a result, may acquire part of the rights to any inventions or technical information derived from collaboration with them.

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

We May Need to Establish Additional Collaborative Agreements, and this Could Have a Negative Effect on Our Freedom to Operate Our Business or Profit Fully from Sales of Our Products.

We may seek to collaborate with other companies to gain access to their research and development, manufacturing, marketing and financial resources. However, we may not be able to negotiate arrangements with any collaborative partners on acceptable terms. Any collaborative relationships that we enter into may include restrictions on our freedom to operate our business or to profit fully from the sales of our products.

Once a collaborative arrangement is established, the collaborative partner may discontinue funding any particular program or may, either alone or with others, pursue alternative technologies for the diseases we are targeting. Competing products, developed by a collaborative partner or to which a collaborative partner has rights, may result in the collaborative partner withdrawing support as to all or a portion of our technology.

Without collaborative arrangements, we must fund our own research and development activities, accelerating the depletion of our capital and requiring us to develop our own marketing capabilities. Therefore, if we are unable to establish and maintain collaborative arrangements, we could experience a material adverse effect on our ability to develop products and, once developed, to market them successfully.

We are Dependent Upon Patents, Licenses and Other Proprietary Rights From Third Parties.

To facilitate development and commercialization of a proprietary technology base, we have obtained licenses to patents or other proprietary rights from other parties. Obtaining such licenses has required the payment of substantial amounts and will require the payment of royalties to maintain them in the future.

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation and the Texas A&M University System. We also have the right to use patent and proprietary rights material in the manufacture and sale of our HIV-1 serum- and urine-based supplemental tests under a licensing agreement with National Institutes of Health. We will require license agreements from certain of these parties or other patent holders for technologies used in our rapid tests and other potential new products. As of December 31, 2004 we had accrued an aggregate of approximately $235,000 in past due royalty obligations to our patent licensors. In the event our financial condition inhibits our ability to pay royalty payments due under our license agreements, our rights to use those licenses could be jeopardized in the event of a default in payment of royalties. Specifically, during 2004 and 2003, revenues subject to the New York University, Cambridge Biotech and Texas A&M license agreements were $1.5 million and $2.0 million, respectively, and revenues subject to the National Institutes of Health agreement were $1.3 million in both 2004 and 2003. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to continue to produce our current products or introduce new HIV diagnostic products since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

Additionally, we have recently acquired licenses to technologies that we believe are critical to our ability to sell our rapid tests currently being developed and/or commercialized and other rapid tests that we may plan to develop and/or commercialize in the future. There are numerous patents in the United States and other countries which claim lateral flow assay methods and related devices, some of which cover the technology used in our rapid test products and are in force in the United States and other countries. In the second quarter of 2004, we entered into a non-exclusive sublicense agreement with Abbott Laboratories that grants us worldwide rights related to patents for lateral flow assay methods and related devices. We believe that the acquisition of these rights will enable us to make or sell our rapid test products in countries where these patents are in force. In the third quarter of 2004, we acquired a sublicense from Bio-Rad Laboratories and Bio-Rad Pasteur for patents related to the detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent a small fraction of the known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. We believe that this sub-license agreement makes it possible for us to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets. Additionally, in the third quarter of 2004, we acquired rights from Ani Biotech for its rapid test diagnostic platform and sample applicator, which we believe is a viable alternative to current lateral flow technologies and with potentially worldwide applicability. The loss of any one of these licenses or challenges to the patents would be detrimental to the commercialization of our rapid tests by delaying or limiting our ability to sell our rapid test products, which would adversely affect our results of operations, cash flows and business.

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

In an Effort to Scale Up Our Manufacturing Capacity Quickly, We May Engage Contract Manufacturers to Produce Some of Our Products, Including Our Rapid Tests Currently Being Commercialized.

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

Following the anticipated commercialization of our current or planned rapid tests, we believe that sales to international distributors and/or joint ventures will generate a significant portion of our revenues for the next several years. We believe that our alternative fluid-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. However, sales to international customers accounted for approximately 16% and 15% of our revenue in our fiscal years ended December 31, 2004 and 2003, respectively. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the United States. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets, including HIV-1/2 rapid tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets. The following risks may limit or disrupt our international sales:

o     the imposition of government controls (regulatory approval);

o     export license requirements;

o     domestic license requirements;

o     political and economic instability;

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

o     establishing market awareness; and

o external conditions such as regional conflicts, health crises or natural disasters.

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

We have established a joint venture in China with an entity related to our largest stockholder through which we are currently planning to sell both our existing products and our rapid products that we are in the process of developing and/or commercializing. Our business in China is subject to political or economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past decade, the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization. The Chinese government may choose to end these policies or alter them significantly to our detriment with little, if any, notice.

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

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

Competition in our diagnostic market is intense and we expect it to increase. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. The marketplace where we sell our products is divided into two categories: (i) screening, and (ii) supplemental testing. Within the United States, our competitors for screening tests include a number of well-established manufacturers of HIV tests using blood samples, plus at least one system for the detection of HIV antibodies using oral fluid samples. In the supplemental testing category of the market, we offer the only FDA approved urine-based test as well as a blood-based test. One other company offers an FDA approved supplemental blood test. In addition to our urine and blood-based confirmation tests, there is also an oral mucosal transidate (saliva) based supplemental test to complement the oral-fluid screening test. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours, including several recently-FDA approved rapid blood tests. In addition, if acceptance for urine testing expands, we may experience competition from companies in areas where intellectual property rights may not be as stringent as in the United States. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products' market share. Further, the greater resources of our competitors could enable them to develop competing products more quickly so as to make it difficult for us to develop a share of the market for these products. By having greater resources, our competitors may also be able to respond more quickly to technology changes in the marketplace and may be able to obtain regulatory approval for products more quickly than we can. Our future success will depend on our ability to remain competitive with other developers of medical devices and therapies.

Our Research and Development of HIV Urine Tests Involves the Controlled Use of Hazardous Materials.

There can be no assurance that our safety procedures for handling and disposing of hazardous materials such as azide will comply with applicable regulations. For example, azide, when present in high concentrations and not diluted with water, can have an explosive reaction. Azide is a chemical used as a preservative in our kits. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be held liable for damages from such an accident and that liability could have a material adverse effect on our business.

We May Not Be Able to Retain Our Key Executives and Research and Development Personnel.

As a small company, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of such employees could have a material adverse effect on us. We have no insurance against such risks.

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

o     delay or prevent a change in control;

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

Furthermore, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware (DGCL). In general, the DGCL prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. An "interested stockholder" is a person who, together with affiliates and associates, owns, or within the prior three years did own, 15% or more of the corporation's voting stock. This provision could make it more difficult for an "interested stockholder" to obtain control of us without the approval of the Board of Directors.

We Have  Adopted  a  Stockholder  Rights  Plan  That Has  Certain  Anti-takeover
Effects.

On December 15, 1998, the Board of Directors of Calypte declared a dividend distribution of one preferred share purchase right (Right) for each outstanding share of our common stock. The dividend was payable to the stockholders of record on January 5, 1999, with respect to each share of common stock issued thereafter until a subsequent "distribution date" defined in a Rights Agreement and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire us without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer, or merger, which we approve because the Rights do not become exercisable in the event of an offer or other acquisition exempted by our Board of Directors.

Our Board of  Directors  has Certain  Discretionary  Rights With  Respect to Our
Preferred   Shares  That  May   Adversely   Affect  the  Rights  of  our  Common
Stockholders.

Our Board may, without shareholder approval, designate and issue our preferred stock in one or more series. Additionally, our Board may designate the rights and preferences of each series of preferred stock it designates which may be greater than the rights of our common stock. Potential effects on our common stock may include among other things:

o     restricting dividends;

o     dilution of voting power;

o     impairment of liquidation rights; and

o     delaying or preventing a change in control of the Company.

Additionally, following the 1:30 reverse split of our common stock that became effective in May 2003, we currently have over 400 million shares of common stock that could be issued. Dilution resulting from such issuance could also adversely affect the rights of our current common stockholders.

We Are Subject to Governmental and Stock Exchange Regulations That Impose Operational and Reporting Requirements.

The  Sarbanes-Oxley  Act of 2002 and our listing on the American  Stock Exchange
(Amex) in August 2004 required us to modify or supplement some of our corporate governance and securities disclosure and compliance practices. The Securities and Exchange Commission and the Amex have revised, and continue to revise, their regulations and policies. These developments have increased, and are expected to increase, our legal, compliance and financial reporting costs. Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension or cessation of all or a portion of our operations, or the imposition of significant administrative, civil or criminal penalties, any of which could harm our business.

Failure to Achieve and Maintain Internal Controls in Accordance With Section 404 of the Sarbanes-Oxley Act of 2002 Could Have A Material Adverse Effect on Our Business and Stock Price.

We are in the process of examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require our management to annually assess the effectiveness of our internal controls over financial reporting and our independent registered public accounting firm to report on our assessment beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2006. While we expect to complete our documentation, testing and remediation of any identified deficiencies in time to meet the deadline for compliance with the requirements of Section 404, there can be no assurance that we will do so. In addition, if we fail to maintain the adequacy of our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

              RISKS RELATED TO REGULATORY APPROVALS AND CLEARANCES

The Time Needed to Obtain Regulatory Approvals and Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

Our existing and proposed products are subject to regulation by the FDA and other governmental or public health agencies. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products. In addition, we are often required to obtain approval or registration with foreign governments or regulatory bodies before we can import and sell our products in foreign countries.

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

Although we believe that we have adequate processes in place to ensure compliance with these requirements, the FDA could force us to stop manufacturing our products if it concludes that we are out of compliance with applicable regulations. The FDA could also require us to recall products if we fail to comply with applicable regulations, which could force us to stop manufacturing such products. We will face similar risks as we establish our international manufacturing operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements are included on pages F-1 through F-36 of this Annual Report on Form 10-KSB.

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 2004 and 2003. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-36 of this Annual Report on Form 10-KSB.

The Company expects that its revenues and results of operations may fluctuate significantly from quarter to quarter and will depend on a number of factors, many of which are outside the Company's control. These factors include the timing and cost of new product introductions, actions by governmental regulatory bodies, the extent to which the Company's products gain market acceptance, the timing and size of distributor purchases, introduction of alternative means for testing for HIV, competition, and general economic conditions.

                                    HISTORICAL QUARTERLY RESULTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)

                                                                 FIRST     SECOND      THIRD     FOURTH
                                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                                -------    -------    -------    -------
YEAR ENDED DECEMBER 31, 2004
Total revenue                                                   $   971    $   910    $   361    $ 1,055
Products costs                                                    1,980      1,013      2,095      2,190
                                                                -------    -------    -------    -------
Gross profit (loss)                                              (1,009)      (103)    (1,734)    (1,135)
Operating expenses                                                2,737      3,112      2,309      2,961
Interest income (expense), minority interest and other income      (292)       (29)       241     (2,084)
Income taxes                                                         (2)        --         --         --
                                                                -------    -------    -------    -------
Net loss attributable to common stockholders                    $(4,040)   $(3,244)   $(3,802)   $(6,180)
                                                                -------    -------    -------    -------

Net loss per share attributable to common stockholders          $ (0.03)   $ (0.02)   $ (0.02)   $ (0.04)
                                                                -------    -------    -------    -------

                                                                 FIRST     SECOND      THIRD     FOURTH
                                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                                -------    -------    -------    -------
YEAR ENDED DECEMBER 31, 2003
Total revenue                                                   $   784    $   749    $   897    $ 1,037
Products costs                                                    1,415      1,550      1,750      1,406
                                                                -------    -------    -------    -------
Gross profit (loss)                                                (631)      (801)      (853)      (369)
Operating expenses                                                4,323      5,944)     3,058      3,736
Interest income (expense), minority interest and other income    (1,388)    (1,179)    (3,342)      (788)
Income taxes                                                         (2)        --         --         --
Dividend on mandatorily redeemable Series A preferred stock         (30)       (30)        --         --
                                                                -------    -------    -------    -------

Net loss attributable to common stockholders                    $(6,374)   $(7,954)   $(7,253)   $(4,893)
                                                                -------    -------    -------    -------

Net loss per share attributable to common stockholders*         $ (1.11)   $ (0.72)   $ (0.11)   $ (0.04)
                                                                -------    -------    -------    -------

-------------
* The sum of earnings per share for the four quarters is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 23, 2003, we dismissed KPMG LLP ("KPMG") as our independent auditor. During 2003, KPMG's report on our financial statements did not contain an adverse opinion or disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles. The decision to dismiss KPMG was recommended by the Audit Committee. We had a disagreement with KPMG regarding whether conditions necessary for KPMG to complete its review of our interim financial statements contained in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003 and to audit our financial statements for our fiscal year ended December 31, 2003 had been satisfied. The subject matter of the disagreement regarded whether KPMG believed that the Audit Committee had adequately conducted an investigation of the matters reported in an informal inquiry initiated by the SEC and had taken appropriate remedial actions. The Audit Committee and its outside counsel discussed with KPMG the findings of the Audit Committee's investigation into the informal inquiry matters and the Audit Committee's recommended remedial actions. The Audit Committee, with the assistance of its outside counsel, unsuccessfully attempted to resolve the disagreement with KPMG.

Subsequently, by letter dated July 14, 2004, the SEC Division of Enforcement notified us that the matter has been terminated and that no enforcement action has been recommended by the Commission at this time.

On December 24, 2003, upon approval of the Audit Committee, we engaged Odenberg Ullakko Muranishi & Co. LLP ("OUM") to audit our consolidated financial statements for each of the two years ending December 31, 2003 and 2002 and to review our interim financial statements contained in the our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003. During our two most recent fiscal years prior to 2003 and through December 24, 2003, we had not consulted with OUM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided that was an important factor that we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

We provided OUM with a copy of the disclosures contained in our Form 8-K, Item 4 filings and provided OUM with an opportunity to furnish us a letter addressed to the SEC containing any new information, clarification of our expression of our views, or the respects in which it does not agree with the statements we have made herein. OUM has advised us that it has reviewed these filings and has no basis on which to submit a letter addressed to the SEC in response to Item 304(a) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

                                    PART III

ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      Following is a list of our Directors and Executive Officers as of March 28, 2005.

NAME                        AGE     CALYPTE POSITION; PRINCIPAL OCCUPATION                           DIRECTOR SINCE
----                        ---     --------------------------------------                           --------------
Roger I. Gale               52      Chairman; Chairman, Wavecrest Group Enterprises Limited               11/04

John J. DiPietro            46      Director; Chief Financial Officer, Chronix Biomedical, Inc.           10/99

Paul E. Freiman             70      Director; President and Chief Executive Officer,
                                      Neurobiological Technologies, Inc.                                 12/97

Julius R. Krevans, M.D.     80      Director; Retired Chancellor Emeritus, Director of                     3/95
                                      International Medical Services University of California,
                                      San Francisco

Maxim A. Soulimov           32      Director; Director of Legal Affairs, Global Corporate                  4/04
                                      Ventures, Limited

J. Richard George           63      President and Chief Executive Officer, Calypte Biomedical               N/A
                                      Corporation

Richard D. Brounstein       55      Executive Vice President and Chief Financial Officer, Calypte
                                      Biomedical Corporation                                               N/A

Richard R. VanMaanen        45      Vice President-Operations and International Business
                                      Development, Calypte Biomedical Corporation                          N/A

      ROGER I. GALE was appointed to the Company's Board of Directors and elected Chairman in November 2004. Mr. Gale has served since October 2001 as Executive Chairman of the Board of Directors of Wavecrest Group Enterprises Limited, a United Kingdom-based communications service provider. He is also a founder and director of Starnorth Limited, a communications and media consultancy. From 1999 to 2001, he was Chairman and co-founder of End2End Wireless Limited, a UK wireless access services provider. Mr. Gale has lectured in economics at the University of New England (Australia) and Lincoln College (New Zealand). He serves as a Director of Mechel Steel Group, a Russian corporation recently listed on the New York Stock Exchange (NYSE: "MTL"). Mr. Gale holds a Master of Economics degree from the University of New England, Australia and a Higher National Diploma from the Royal Agricultural College, Cirencester, Gloucestershire, England. Mr. Gale is one of two Directors appointed to the Company's Board pursuant to an August 2003 agreement between the Company and Marr Technologies BV ("Marr"). Marr is currently the Company's largest stockholder, holding approximately 27% of the Company's outstanding common stock.

      JOHN J. DIPIETRO was elected to the Company's Board of Directors in October 1999. Since September 2002, he has served as the Chief Financial Officer of Chronix Biomedical Inc, a private biotechnology company. Since February 2003, Mr. DiPietro has also been a member of the Board of Chronix Biomedical. From September 1999 to September 2002 he had been the Chief Financial Officer and Vice President-Finance and Administration of Tripath Technology, Inc., a semi-conductor manufacturing company. He served as Calypte's Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary from December 1997 through September 1999. From October 1995 until December 1997, he served as Calypte's Vice President of Finance, Chief Financial Officer and Secretary. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

      PAUL E. FREIMAN has served as a member of the Company's Board of Directors since December 1997. He has served as the President and Chief Executive Officer of Neurobiological Technologies, Inc. since May 1997. In 1995, Mr. Freiman retired from his position as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company. Mr. Freiman is currently serving on the board of Penwest Pharmaceuticals Inc. and Neurobiological Technologies, Inc and several private biotechnology companies. He has been chairman of the
Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

      JULIUS R. KREVANS, M.D. has served on the Company's Board of Directors since March 1995. Dr. Krevans served as Chancellor Emeritus and Director of International Medical Care at University of California at San Francisco from 1993 until his retirement in June 2002. He is also Chairman of the Board of Directors of Neoprobe Corporation. Dr. Krevans received his M.D. from New York University, College of Medicine and completed a residency in Medicine at Johns Hopkins University School of Medicine.

      MAXIM A. SOULIMOV was appointed to the Company's Board of Directors in April 2004. Since November 2002, Mr. Soulimov has served as Director of Legal Affairs of Global Corporate Ventures Limited ("GCVL") of London, a company providing consultancy services to a variety of private investors including Marr and its affiliates. From April 2000 through October 2002, Mr. Soulimov served as in-house legal counsel for Lukoil Europe Limited and Lukoil Europe Holdings Limited, private companies involved in the management of all Lukoil downstream companies outside the Russian Federation. From September 1997 to April 2000, Mr. Soulimov served as Trainee and then as Assistant Solicitor in the London firm of Norton Rose Solicitors. Mr. Soulimov holds a Degree in Modern Languages from
Tver State University in Russia and an LLB Law degree from University of Hertfordshire in the United Kingdom. Mr. Soulimov is one of two Directors appointed to the Company's Board pursuant to an August 2003 agreement between the Company and Marr.

      J. RICHARD GEORGE, PH.D. has served as Calypte's President and Chief Executive Officer since January 2004. Dr. George joined the Company in January 2003 as Vice President - Government Affairs. From September 2000 to March 2002, Dr. George served as Senior Vice President - Research & Development, Infectious Diseases at Orasure Technologies, Inc. (Nasdaq: OSUR). Dr. George served from April 1995 through August 2000 as Chief Science Officer of Epitope, Inc. (a predecessor company to Orasure Technologies, Inc.). Dr. George was employed in various roles at the Centers for Disease Control and Prevention (CDC) from 1960 to 1995. He left the CDC in 1995 as Chief of the Developmental Technology Section, Laboratory Investigations Branch of the Division of HIV/AIDS. Dr. George received his Ph.D. in Microbiology from the University of Georgia; he received his Master of Science and B.S. degrees in Biology from Georgia State University.

      RICHARD D. BROUNSTEIN has served as Executive Vice President and Chief Financial Officer since joining Calypte in December 2001, following a short period in which he served as a financial consultant and interim CFO. He also served as member of the Board of Directors from December 2001 until May 2003, when he did not stand for re-election. Prior to joining Calypte, Mr. Brounstein served as Chief Financial Officer for Certicom Corporation, a mobile and wireless software security company from 2000 to 2001. From 1997 to 2000, Mr. Brounstein served as Chief Financial Officer for VidaMed, Inc., a growth-stage medical device company. In March 2005 he was appointed to the SEC Advisory Committee on Smaller Public Companies, where Mr. Brounstein will represent micro-cap companies and companies in the life sciences industry. The role of the advisory committee is to advise the SEC on how best to assure that the costs of regulation for smaller companies under the Act and other securities laws are commensurate with the benefits. Mr. Brounstein is a CPA; he received both his MBA in Finance and his BA in Accounting from Michigan State University.

      RICHARD VAN MAANEN has served as Vice President-Operations and International Business Development since January 2004. Mr. Van Maanen joined Calypte in March 1993 as Director of Sales and Marketing. He was appointed
Director of International Business Development in January 2001. Mr. Van Maanen received his B.S. with honors from the University of Guelph, Canada.

BOARD COMMITTEES

      Our Board of Directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. From time to time when necessary, the Board may establish other committees under its direction to address specific issues.

      The Audit Committee currently includes three independent Directors, Mr. Freiman as Chairman, Mr. DiPietro and Dr. Krevans. As described in its Charter, the duties and responsibilities of the Audit Committee include recommending to the Board of Directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full Board of Directors. The Board has determined that Messrs. Freiman and DiPietro are Audit Committee financial experts as defined by Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934 (the "Exchange Act") and are independent within the meeting of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

      The Compensation Committee currently includes Dr. Krevans as Chairman and Mr. Freiman. As described in its Charter, the Compensation Committee reviews and approves the compensation of our Chief Executive Officer and Chief Financial Officer, recommends to the Board the compensation of members of the Board and administers our stock option and other benefit plans.

      The Nominating Committee currently includes Mr. Freiman as Chairman and Dr. Krevans. As described in its Charter, the Nominating Committee assists the Board in fulfilling its oversight responsibilities relating to the Company's corporate governance matters, including the determination of the independence status of current and prospective Board members, periodic evaluation of the Board of Directors, its committees and individual directors, and the identification and selection of director nominees.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's executive officers, directors, and persons who own more than 10% of the Company's common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports on changes in ownership with the Securities and Exchange Commission (the "Commission"). Such Reporting Persons are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2004, all of the Company's Reporting Persons complied with all applicable Section 16(a) filing requirements.

CODE OF BUSINESS CONDUCT

      We have adopted a Code of Business Conduct that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer, and to the members of our Board of Directors. The Code of Business Conduct is posted on our website at www.calypte.com.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth certain compensation awarded or paid by the Company to persons who served as its Chief Executive Officer and as its other most highly compensated executive officers in 2004 (collectively, the "Named Executive Officers") for the years ended December 31, 2004, 2003 and 2002. The compensation table excludes other compensation in the form of perquisites and other personal benefits that constitute the lesser of $50,000 or 10% of the total salary and bonus earned by each of the named Executive Officers in each fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                           COMPENSATION
                                                                            SECURITIES
                                                                            UNDERLYING
                                                                              OPTIONS           ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR     SALARY ($)    BONUS ($)        GRANTED (1)      COMPENSATION ($)
---------------------------         ----     ----------    ---------        -----------      ----------------
Anthony J. Cataldo (2)              2004     385,846               0        5,000,000(3)         150,825(4)
   Former Executive Chairman        2003     445,667(5)            0        2,492,341(6)               0
      of the Board                  2002     185,726(5)            0           30,000(6)               0
J. Richard George (7)               2004     251,478               0        5,000,000(3)               0
   Chief Executive Officer and      2003     135,692               0          103,494(8)               0
      President
Jay Oyakawa (9)                     2004      28,269               0          750,000(9)         350,000(9)
   Former President and Chief       2003     209,941               0                0                  0
      Operating Officer and
      Member of the Board
Richard D. Brounstein (10)          2004     212,677               0        1,500,000(3)               0
   Executive Vice President and     2003     201,792               0          757,371(11)              0
      Chief Financial Officer;      2002     122,596          15,000                0                  0
      Former Member of the Board
Richard R. VanMaanen (12)           2004     203,630               0        2,000,000(3)               0
   Vice President-Operations and    2003     148,236               0          131,636(13)         98,248(14)
      International Business        2002     131,729               0           12,570(15)              0
      Development

------------
(1) All figures in this column represent options to purchase the Company's common stock.

(2) Mr. Cataldo served as Executive Chairman of the Board from May 2002 through November 2004. Concurrent with his joining the Company in May 2002, the Company entered into a five-year Employment Agreement with Mr. Cataldo that required an annual salary of $400,000. Mr. Cataldo resigned effective November 15, 2004 as the Company's Executive Chairman and as a member of its Board of Directors. Under the terms of a Separation and Consulting Agreement and Release of Claims effective November 15, 2004, the Company agreed to pay Mr. Cataldo approximately $1 million, of which approximately half was to be a non-cash payment, and to accelerate vesting of all his then-unvested options.

(3) Represents an option to purchase the number of shares indicated at an exercise price of $0.585 per share, the market price of the Company's common stock on the February 18, 2004 conditional grant date. The grant was made on that date, subject to stockholder approval of the Company's 2004 Incentive Plan, which was approved by the Company's stockholders on June 22, 2004, the effective grant date. The grant, from the Company's 2004 Incentive Plan, is exercisable for 50% of the shares upon the effective grant date, with the remainder of the grant exercisable on June 22, 2005.

(4) Represents (i) $125,825 of compensation recognized upon Mr. Cataldo's exercise of 256,785 options at $0.01 per share on May 28, 2004, when the market price was $0.50 per share; and (ii) $25,000 paid in December 2004 under the terms of the Separation and Consulting Agreement and Release of Claims described in Note (2) above.

(5) At the Company's request, Mr. Cataldo deferred approximately 30% of his cash salary from May 2002 through April 2003. The figure reported for calendar 2002 is net of the deferral. At December 31, 2002, the Company had recorded salary expense totaling approximately $266,000 for Mr. Cataldo, including an accrual of approximately $80,000 for his deferred salary. All deferred amounts due Mr. Cataldo were paid during 2003 and the figure reported for calendar 2003 reflects the payment of all such deferred amounts.

(6) On May 10, 2002, when the market price of the Common Stock was $0.90 per share and pursuant to his employment agreement, Mr. Cataldo was granted fully-vested options to purchase 65,556 shares at $0.45 per share and options to purchase 200,000 shares at $0.90 per share, with the option to purchase 100,000 shares vested immediately and the option to purchase the remainder vested on the one-year anniversary of the option grant. In the fourth quarter of 2002, the Company renegotiated the terms of the option grant in Mr. Cataldo's employment agreement, canceling all but 30,000 of the options granted at $0.90. Mr. Cataldo was subsequently granted 235,556 fully-vested options at an exercise price of $0.32 per share, the market price of the Common Stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. Additionally, on May 29, 2003, Mr. Cataldo was granted fully-exercisable options to purchase 256,785 shares at $0.01 per share, in recognition of an additional temporary salary deferral arrangement beyond that described in note (5) above, and options to purchase 2,000,000 shares at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant.

(7) Dr. George has served as President and Chief Executive Officer since January 2004. He joined the Company in January 2003 as Vice President of Government Affairs.

(8) Represents a fully-vested option grant for 16,827 shares at an exercise price of $0.01 per share in recognition of a temporary salary deferral arrangement and grants of 6,667 shares and 80,000 shares, both at an exercise price of $0.32 per share, which vest over a three year period from the grant date.

(9) Mr. Oyakawa served as the Company's President and Chief Operating Officer and member of the Board from June 2003 to January 2004. Under the terms of a January 19, 2004 Separation Agreement and Release, Mr. Oyakawa resigned from his positions as an officer and director of the Company effective on that date. Under the terms of the agreement, the Company paid Mr. Oyakawa a severance equal to one year's salary of $350,000. On January 15, 2004, when the market price of the common stock was $0.62 per share, the Company granted Mr. Oyakawa options to purchase 750,000 shares of common stock at an exercise price of $0.32 per share. Under the terms of the Separation Agreement and Release, the options became fully vested. Mr. Oyakawa may exercise the options at any time through January 15, 2006.

(10) Mr. Brounstein has served as Executive Vice President and Chief Financial Officer since joining the Company in December 2001. He had served the Company as a financial consultant from July 2001 through December 2001. He served as a member of the Board from December 2001 until May 2003, when he did not stand for re-election.

(11) Mr. Brounstein was granted 25,000 fully-vested options at an exercise price of $0.32 per share, the market price of the Common Stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. Under the terms of a January 2003 employment agreement, Mr. Brounstein was granted fully vested options to purchase 83,333 shares at an exercise price of $0.32 per share on May 29, 2003. Additionally, on May 29, 2003, Mr. Brounstein was granted fully-exercisable options to purchase 24,038 shares at $0.01 per share, in recognition of a temporary salary deferral arrangement, and options to purchase 625,000 shares at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant.

(12) Mr. Van Maanen has served as Vice President - Operations and International Business Development since January 2004. He joined the Company in March 1993 and served in various sales and marketing management positions prior to his January 2004 appointment.

(13) Represents a fully-vested option grant for 14,423 shares at an exercise price of $0.01 per share in recognition of a temporary salary deferral arrangement and grants of 37,213 shares and 80,000 shares, both at an exercise price of $0.32 per share, which vest over a three year period from the grant date.

(14) Represents compensation recognized upon Mr. Van Maanen's sale, at $1.36 per share, of options exercised for 14,423 shares at $0.01 per share and 37,213 shares at $0.32 per share in September 2003.

(15) Represents option grants for an aggregate of 12,570 shares, all of which were cancelled in the fourth quarter of 2002.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

      The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2004:

                                                             PERCENT OF TOTAL
                                                              OPTIONS GRANTED
                                   NUMBER OF SECURITIES        TO EMPLOYEES     EXERCISE
                                    UNDERLYING OPTIONS          IN FISCAL         PRICE        EXPIRATION
NAME                                     GRANTED                 YEAR(1)        ($/SH)(2)         DATE
----                               --------------------      ----------------   ---------      ----------
Anthony J. Cataldo(3)                   5,000,000                  23.90 %        0.585        5/17/2007
J. Richard George                       5,000,000                  23.90 %        0.585        6/22/2014
Jay Oyakawa(4)                            750,000                   3.58 %        0.320(4)     1/15/2006
Richard D. Brounstein                   1,500,000                   7.17 %        0.585        6/22/2014
Richard R. Van Maanen                   2,000,000                   9.56%         0.585        6/22/2014

------------
(1) Based on the aggregate of options granted to employees and consultants to the Company to purchase 18,846,000 shares under the 2004 Incentive Plan and 1,454,080 shares under the 2000 Equity Incentive Plan and options to purchase 1,000,000 shares granted to non-employee Directors under the Director Plan during the year ended December 31, 2004, including grants to the Named Executive Officers.

(2) Except as otherwise noted, the exercise price for all option grants is the market price of the Company's common stock on February 18, 2004, the conditional grant date. The grants were made on that date subject to stockholder approval of the Company's 2004 Incentive Plan, which was approved by the Company's stockholders on June 22, 2004, the effective grant date. The grant is exercisable for 50% of the shares upon the effective grant date and for the remaining 50% of the grant on the one year anniversary thereof.

(3) Under the terms of the November 15, 2004 Separation and Consulting Agreement and Release of Claims between the Company and Mr. Cataldo, the Company agreed to accelerate the vesting of all his then-unvested options. The terms of the Separation Agreement and the option grant further provide that Mr. Cataldo's options remain exercisable for a period of 6 months following the termination of the consulting arrangement on November 15, 2006.

(4) Pursuant to the Employment Agreement between the Company and Mr. Oyakawa, on January 15, 2004, when the market price of its common stock was $0.62, the Company granted Mr. Oyakawa options to purchase 750,000 shares of common stock at $0.32 per share. Under the terms of the January 19, 2004 Separation Agreement and Release between the Company and Mr. Oyakawa, the options became fully-vested. Mr. Oyakawa may exercise the options at any time through January 14, 2006.

The following table sets forth information concerning option exercises for the year ended December 31, 2004, with respect to each of the Named Executive Officers.

     AGGREGATED OPTION EXERCISES IN 2004 AND DECEMBER 31, 2004 OPTION VALUES

                                                                                                            VALUE OF UNEXERCISED
                                                                     NUMBER OF SECURITIES UNDERLYING        IN-THE-MONEY OPTIONS
                                  SHARES                             UNEXERCISABLE OPTIONS AT FISCAL         AT FISCAL YEAR END
                                ACQUIRED ON           VALUE                   YEAR END (#)                    ($) (EXERCISABLE/
       NAME                     EXERCISE (#)     REALIZED ($)(2)      (EXERCISABLE/UNEXERCISABLE)(1)        UNEXERCISABLE)(1)(3)
       ----                     ------------     ---------------      ------------------------------        --------------------
Anthony J. Cataldo (4)               256,785             128,393                       2,265,556 / 0                  60,684 / 0
J Richard George                           0                   0                     63,680 / 66,481               9,674 / 4,654
Jay Oyakawa (5)                            0                   0                         750,000 / 0                  52,500 / 0
Richard D. Brounstein                      0                   0                         757,371 / 0                  60,684 / 0
Richard R. Van Maanen                      0                   0                          80,000 / 0                   5,600 / 0

------------
(1) Reflects in-the-money options granted under the Company's 2000 Equity Incentive Plan. None of the options granted in 2004 from the Company's 2004 Incentive Plan is in-the-money at December 31, 2004.

(2) Value realized is based on the fair market value of the shares on the date of exercise as reported on the Over-The-Counter Bulletin Board minus the exercise price multiplied by the number of shares acquired on exercise.

(3) Value of unexercised in-the-money options is based on a value of $0.39 per share for the Company's common stock, the closing price on December 31, 2004 as quoted on the American Stock Exchange. Amounts reflect such market value minus the exercise price multiplied by the number of shares to be acquired on exercise and do not indicate that the optionee actually sold such stock.

(4) Under the terms of a November 15, 2004 Separation and Consulting Agreement and Release of Claims between the Company and Mr. Cataldo, the Company agreed to accelerate the vesting of all his then-unvested options. The terms of the Separation Agreement and the option grant further provide that Mr. Cataldo's options remain exercisable for a period of 6 months following the termination of the consulting arrangement on November 15, 2006.

(5) Pursuant to the Employment Agreement between the Company and Mr. Oyakawa, on January 15, 2004, when the fair market value of the Common Stock was $0.62, the Company granted Mr. Oyakawa options to purchase 750,000 shares of the Common Stock at $0.32 per share. Under the terms of the January 19, 2004 Separation Agreement and Release between the Company and Mr. Oyakawa, the options became fully-vested. Mr. Oyakawa may exercise the options at any time through January 14, 2006.

                              EMPLOYMENT CONTRACTS

In January 2004, the Company entered into a three year employment agreement with Dr, Richard George that includes an annual salary of $250,000 and, subject to the approval of the Company's stockholders of the 2004 Incentive Plan, the grant of options to purchase 5,000,000 shares of the Company's common stock. Upon the stockholders' approval of the 2004 Incentive Plan on June 22, 2004, the option was granted with an exercise price of $0.585 per share. The options are exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term. In the event the Company should terminate Dr. George for other than cause prior to the expiration of the employment agreement, he is entitled to the remaining payments due for the full term of the agreement.

In January 2003, the Company entered into a twelve month employment agreement, with automatic renewal options, with Richard Brounstein that included a base salary of $200,000 plus options. Following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan, on May 29, 2003, Mr. Brounstein was granted fully-exercisable options to purchase 24,038 shares of the Company's stock at $0.01 per share, in recognition of a salary deferral arrangement, fully-exercisable options to purchase 108,333 shares of the Company's common stock at $0.32 per share, and options to purchase 625,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant. On June 22, 2004, upon the approval by the Company's stockholders of the 2004 Incentive Plan, Mr. Brounstein was granted options to purchase 1,500,000 shares of the Company's common stock at $0.585 per share. The options are exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term. In the event the Company should terminate Mr. Brounstein for other than cause, he is entitled to one year's salary under the terms of the agreement.

DIRECTOR COMPENSATION

      The Company's directors are reimbursed for out-of-pocket travel expenses associated with their attendance at Board meetings. None of the Company's non-employee Directors received cash compensation from the Company during 2004 or thereafter. Under the terms of the 1995 Director Option Plan (the "Director Plan"), non-employee directors of the Company are eligible to receive grants of options to purchase shares of the Company's common stock. The Compensation Committee of the Board recommends and the Board approves the number of non-qualified stock options to purchase shares of common stock that will be granted each year to newly-elected and re-elected directors. Each option granted under the Director Plan is exercisable at 100% of the fair market value of the Company's common stock on the date such option is granted. Each grant vests monthly over the twelve month period commencing with the director's date of election or re-election; however, the option will become vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurs less than twelve months after the date of the grant. The Director Plan expires in 2005 and the Company expects to seek stockholder approval for a new plan for the benefit of its non-employee directors at its 2005 Annual Meeting of Stockholders.

      The following table shows the number of shares of common stock issuable upon exercise of options granted to non-employee Directors under the Director Plan during the fiscal year ended December 31, 2004 and through March 28, 2005.

                                                                      NUMBER OF
NAME AND POSITION                                                     OPTIONS(1)
-----------------                                                     ----------

Roger I. Gale, Director (2)                                             200,000
John J. DiPietro, Director                                              200,000
Paul E. Freiman, Director                                               200,000
Julius Krevans M.D., Director                                           200,000
Otsuka Pharmaceuticals Co Ltd. (Zafar Randawa, Director) (3)            200,000
Maxim A. Soulimov, Director (4)                                         200,000

-------------
(1) All options were granted at fair market value on the date of grant. Unless otherwise noted, each non-employee Board member was granted options to purchase 200,000 shares at $0.585 per share in February 2004 for service on the Board in 2004.

(2) Mr. Gale was granted options to purchase 200,000 shares at $0.31 per share in January 2005 pursuant to his appointment in November 2004 as a member of and Chairman of the Board.

(3) Dr. Randawa served as a member of the Board as a representative of Otsuka Pharmaceuticals under the terms of a previous investment agreement. Dr. Randawa resigned as a member of the Board effective June 30, 2004. The options granted to Otsuka Pharmaceuticals were not cancelled upon his resignation.

(4) Mr. Soulimov was granted options to purchase 200,000 shares at $0.56 per share in April 2004 pursuant to his appointment as a member of the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 2004, the Compensation Committee consisted of Dr. Krevans and Mr. Freiman, each of whom is a non-employee director. Neither member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Except as set forth in the footnotes to this table, the following table sets forth information known to the Company with respect to the beneficial ownership of its common stock as of March 28, 2005 for (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock,
(ii) each of the Company's  directors,  (iii) each Named  Executive  Officer and
(iv) all directors and executive officers of the Company as a group.

                                                          SHARES
                                                       BENEFICIALLY     % OF
 5% STOCKHOLDERS, DIRECTORS AND OFFICERS(1)                OWNED       TOTAL(2)
 ------------------------------------------            ------------    --------

Marr Technologies BV (3)                                49,540,151      28.42
    Strawinskylaan 1431
    1077XX, Amsterdam
    The Netherlands
SF Capital Partners Ltd. (4)                            10,000,000       5.84
    3600 South Lake Drive
    St. Francis, WI 53235
Roger I. Gale (5)                                        1,081,664          *
J. Richard George (6)                                    2,575,717       1.48
Richard D. Brounstein (7)                                1,507,371          *
John J. DiPietro (8)                                       307,977          *
Paul E. Freiman (9)                                        309,901          *
Julius Krevans, M.D.(10)                                   308,468          *
Maxim A. Soulimov (11)                                     200,000          *
Richard R. Van Maanen (12)                               1,053,589          *

All current directors and executive officers
    as a group (8 persons)                               7,344,687       4.12

-------------
*   Represents beneficial ownership of less than 1%.

(1) To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, 5000 Hopyard Road, Suite 480, Pleasanton, California 94588.

(2)   Based on 171,207,589 shares outstanding as of March 30, 2005.

(3) As reported in Amendment No. 4 to Schedule 13D dated August 9, 2004 filed with the Securities and Exchange Commission. Includes 3,125,000 shares subject to warrants exercisable within 60 days. Marat Safin has voting and investment control over shares held by Marr Technologies BV.

(4) As reported in Amendment No. 1 to Schedule 13G filed on February 14, 2005 with the Securities and Exchange Commission. Excludes 3,500,000 shares subject to warrants held by SF Capital Partners Ltd. Such warrants are subject to conversion caps that preclude SF Capital Partners Ltd. From utilizing its exercise rights within 60 days to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Securities Act of 1934) in excess of 4.999% of the Company's common stock, giving effect to such exercise. Michael A. Roth and Brian J. Stark are the founding members and direct the management of Staro Asset Management, LLC, a Wisconsin limited liability company ("Staro"), which acts as investment manager and has sole power to direct the management of SF Capital Partners Ltd. Through Staro, Messrs. Roth and Stark possess sole voting and dispositive power over all of the shares owned by SF Capital Partners Ltd.

(5) Includes 916,664 shares subject to options exercisable within 60 days. Marr Technologies BV ("Marr"), the beneficial owner of 49,540,151 shares of Calypte Common stock (the "Marr Holdings") was granted the right to nominate two (2) mutually-agreeable candidates for appointment to the Calypte Board of Directors pursuant to an August 2003 agreement. Mr. Gale was nominated by Marr and subsequently appointed as a Director on November 15, 2004 upon the recommendation of the Nominating Committee and the approval of the Calypte Board of Directors. Mr. Gale disclaims any direct or indirect beneficial ownership of Marr Holdings and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in Marr Holdings.

(6)   Includes 2,575,717 shares subject to options exercisable within 60 days.

(7)   Includes 1,507,371 shares subject to options exercisable within 60 days.

(8)   Includes 307,734 shares subject to options exercisable within 60 days.

(9)   Includes 309,901 shares subject to options exercisable within 60 days.

(10)  Includes 308,001 shares subject to options exercisable within 60 days.

(11) Includes 200,000 shares subject to options exercisable within 60 days. Marr Technologies BV ("Marr"), the beneficial owner of 49,540,151 shares of Calypte Common stock (the "Marr Holdings") was granted the right to nominate two (2) mutually agreeable candidates for appointment to the Calypte Board of Directors pursuant to an August 2003 agreement. Mr. Soulimov was nominated by Marr and subsequently appointed as a director on April 2, 2004 upon the recommendation of the Nominating Committee and the approval of the Calypte Board of Directors. He was re-elected as a Director at the annual Meeting of Stockholders on June 22, 2004. Mr. Soulimov disclaims any direct or indirect beneficial ownership of Marr Holdings and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in Marr Holdings.

(12)  Includes 1,053,334 shares subject to options exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2001, the Company issued a $400,000 8.5% Promissory Note to LHC Corporation, the parent company of its then-largest stockholder. The Company renegotiated the note during 2001, 2002 and subsequently in 2003. The Company repaid the note in 2003. In November 2003, the Company entered into a Note Purchase Agreement with Marr Technologies, BV ("Marr"), its largest stockholder, that it subsequently modifed during 2004. The Company issued no notes under this facility prior to its December 31, 2004 expiration.

In connection with Marr's purchase of an aggregate of $2.5 million of the Company's common stock during 2003, the Company signed a Memorandum Of Understanding to create a joint venture with Marr in China to market the Company's current and future products. Additionally, the Nominating Committee of the Company's Board of Directors agreed to grant Marr the right to nominate two mutually-agreeable representatives to the Company's Board of Directors. During 2004, Roger I. Gale and Maxim A. Soulimov, who were both initially nominated by Marr, were added to the Company's Board of Directors.

In November 2003, the Company formed a joint venture, Beijing Calypte Biomedical Technology Ltd., with Marr Technologies Limited, an affiliate of Marr, in which the Company owns 51% of the stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Certain Documents Filed as Part of the Form 10-KSB

      1. The Company's Consolidated Financial Statements are included on pages F-1 through F-38 of this Annual Report on Form 10-KSB.

      2.    Exhibits

2.1 Asset Purchase Agreement, dated as of November 18, 1998, between Calypte and Cambridge; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated December 16, 1998.

3.1      Bylaws of the Registrant, as amended on March 7, 2005.

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

10.15^ License Agreement between the Registrant and New York University, dated as of August 13, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

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

10.18^ Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.21^ Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.22^ Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.23^ Sub-License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.24^ Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.25^ Non-Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

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

10.70^ Distribution Agreement between the Registrant and Biobras S.A., dated as of May 11, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

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

10.136 Employment Agreement between the Company and J. Richard George effective as of January 20, 2004; incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-KSB dated March 29, 2004.

10.137 Lease Agreement between the Company and ARE-1500 East Gude LLC dated as of March 1, 2004; incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-KSB dated March 29, 2004.

10.138 Amendment No. 1 to Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Company and Marr Technologies B.V. dated March 19, 2004 incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated March 19, 2004.

10.139 Common Stock Purchase Warrant to Purchase 400,000 Shares of Common Stock between the Company and Boodle Hatfield dated March 19, 2004 incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated March 19, 2004

10.140 Amendment No. 1 to Separation Agreement and Release between the Company and Jay Oyakawa dated February 25, 2004 incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-QSB dated May 13, 2004.

10.141 Form of Securities Purchase Agreement between the Company and the investors in the May 2004 PIPE financing incorporated by reference from an exhibit filed with the Company's Report on Form 8-K on June 1, 2004.

10.142 Form of Registration Rights Agreement between the Company and the investors in the May 2004 PIPE financing incorporated by reference from an exhibit filed with the Company's Report on Form 8-K on June 1, 2004.

10.143 Form of Warrant between the Company and the investors in the May 2004 PIPE financing incorporated by reference from an exhibit filed with the Company's Report on Form 8-K on June 1, 2004.

10.144 Amendment No. 2 to Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Company and Marr Technologies B.V. effective May 26, 2004, incorporated by reference from an exhibit filed with the Company's report on Form 8-K on June 3, 2004.

10.145 Common Stock Purchase Warrant to Purchase 500,000 Shares of Common Stock issued by the Company to Marr Technologies B.V. dated May 26, 2004, incorporated by reference from an exhibit filed with the Company's report on Form 8-K on June 3, 2004.

10.146 2004 Incentive Plan, incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 on June 25, 2004.

10.147 Form of Securities Purchase Agreement between the Company and the investors in the July 2004 PIPE financing incorporated by reference from an exhibit filed with the Company's Report on Form 8-K on July 13, 2004.

10.148 Form of Registration Rights Agreement between the Company and the investors in the July 2004 PIPE financing incorporated by reference from an exhibit filed with the Company's Report on Form 8-K on July 13, 2004.

10.149 Form of Warrant between the Company and the investors in the July 2004 PIPE financing incorporated by reference from an exhibit filed with the Company's Report on Form 8-K on July 13, 2004.

10.150 Sublicense Agreement between the Company and Abbott Laboratories dated June 28, 2004 incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-QSB/A (No. 1) dated December 20, 2004.

10.151 License Agreement and Technology Transfer Agreement between the Company and Ani Biotech Oy dated as of September 30, 2004 incorporated by referenced from an exhibit filed with the Company's Report on Form 8-K/A (No.1) on December 20, 2004.

10.152 License Agreement between the Company and Bio-Rad Laboratories, Inc. and Bio-Rad Pasteur dated September 28, 2004, incorporated by reference from an exhibit filed with the Company's Report on Form 8-K/A (No.1) on December 20, 2004.

10.153 Consulting Contract between the Company and Roger Gale effective as of February 9, 2005, incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K/A (No.1) on February 10, 2005.

10.154 Separation and Consulting Agreement and Release of Claims between the Company and Anthony J. Cataldo effective as of November 15, 2004.

10.155 Form of $2,000,000 7% Promissory Note issued by the Company to Marr Technologies BV dated January 14, 2005 and Form of Amendment thereto dated March 30, 2005.

16.1 Letter from KPMG LLP to SEC regarding Registrant's change in accountants; incorporated by reference from an exhibit filed on the Company's Report on Form 8-K dated January 2, 2004 and amended January 9, 2004.

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

------------

^ Confidential treatment has been granted as to certain portions of this exhibit.

(b)   Reports on Form 8-K filed during the fourth quarter of 2004.

      Form 8-K regarding Item 1.01 Entry into a Material Definitive Contract, filed October 4, 2004 - Announcing the License Agreement dated September 28, 2004 between the Company and Bio-Rad Laboratories, Inc, and Bio-Rad Pasteur, including the Company's press release dated October 4, 2004.

      Form 8-K regarding Item 1.01 Entry into a Material Definitive Contract, filed October 5, 2004 - Announcing the License Agreement and Technology Transfer Agreement dated September 30, 2004 between the Company and Ani Biotech Oy, including the Company's press release dated October 4, 2004.

      Form 8-K regarding Item 2.02 Results of Operations and Financial Condition, filed October 28, 2004 - Announcing the Company's results of operations for the quarter ended September 30, 2004, including the Company's press release dated October 28, 2004.

      Form 8-K regarding  Item 1.01 Entry into a Material  Definitive  Contract;
      Item 1.02 Termination of a Material Definitive Contract; and Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, filed November 19, 2004 - Announcing the resignation of Anthony J. Cataldo as Chairman of the Company and the related termination of the Employment Contract and entrance in to a Separation and Consulting Contract and Release of Claims between the Company and Mr. Cataldo effective as of November 15, 2004; and the appointment of Roger I Gale as Chairman and member of the Board of Directors, including the Company's press release dated November 16, 2004.

      Form 8-K/A (No.1) regarding Item 1.01 Entry into a Material Definitive Contract, filed December 20, 2004 - Modifying the document filed as an exhibit to the announcement of the License Agreement dated September 28, 2004 between the Company and Bio-Rad Laboratories, Inc, and Bio-Rad Pasteur, originally filed with the Company's Form 8-K on October 4, 2004.

      Form 8-K/A (No.1) regarding Item 1.01 Entry into a Material Definitive Contract, filed December 20, 2004 - Modifying the document filed as an exhibit to the announcement of the License Agreement and Technology Transfer Agreement dated September 30, 2004 between the Company and Ani Biotech Oy, originally filed with the Company's Form 8-K on October 5, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Odenberg Ullakko Muranishi & Co. LLP ("OUM") is the independent accounting firm that audited the Company's financial statements for the years ended December 31, 2004 and 2003. The Audit Committee first engaged OUM in December 2003. OUM performed no services for the Company during calendar 2003, but performed audit and review services for 2003 during calendar 2004. The aggregate fees billed during 2004 for each of the following categories of services are set forth below:

                                                      2004         2003 and 2002
                                                    ---------      -------------
      Audit fees                                    $ 191,280         $  135,000
      Audit-related fees                            $  29,447                 --
      Tax fees                                             --                 --
      All other fees                                       --                 --

      "Audit fees" include fees invoiced in 2004 for the audits of the Company's annual financial statements for 2004, 2003 and 2002 and the quarterly review of the statements for the quarters ended March 31, June 30, and September 30, 2004, and September 30, 2003 as well as fees for consultation regarding accounting issues and their impact on or presentation in the Company's financial statements. "Audit-related services" consists primarily of the review of registration statements and the issuance of related consents. "Tax fees" include tax planning and the preparation of the Company's tax returns. OUM does not provide any tax or financial information systems design or implementation services to the Company.

      The following table summarizes fees billed for services during 2003 by KPMG LLP, the Company's former auditors, for each of the following categories of service:

                                                      2003
                                                    ---------
      Audit fees                                    $ 108,450
      Audit-related fees                            $  62,075
      Tax fees                                             --
      All other fees                                $  53,365

      "Audit fees" include fees invoiced in 2003 for the audit of the Company's annual financial statements for 2002 and the quarterly reviews of the statements for calendar 2003 through September 30, 2003, as well as fees for consultation regarding accounting issues and their impact on or presentation in the Company's financial statements. "Audit-related services" consisted primarily of the review of registration statements and the issuance of related consents. "Tax fees" include tax planning and the preparation of the Company's tax returns. KPMG did not provide any tax or financial information systems design or implementation services to the Company. "All other fees" represents fees billed during the fourth quarter of 2003 in connection with KPMG's review of documentation supplied by the Company to the Audit Committee's outside counsel related to the SEC's informal inquiry described in Part I, Item 8 of this Form 10-KSB.

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

Consolidated Statements of Stockholders' Equity (Deficit)                    F-5

Consolidated Statements of Cash Flows                                        F-7

Notes to Consolidated Financial Statements                                   F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Calypte Biomedical Corporation

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Calypte Biomedical Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring operating losses and negative cash flows from operations, and management believes that the Company's cash resources will not be sufficient to sustain its operations through the second quarter of 2005 without additional financing. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
February 17, 2005, except Note 18,
which is as of March 30, 2005

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                     DECEMBER 31,
                                                                                           ------------------------------
                                                                                                 2004           2003
                                                                                           -------------    -------------
                                         ASSETS
Current assets:
      Cash and cash equivalents                                                            $       1,075    $       5,084
      Accounts receivable, net of allowance of $36 at December 31, 2004 and 2003                     262              369
      Inventory                                                                                    1,524            2,153
      Prepaid expenses                                                                               385              872
      Deferred offering costs, net of accumulated amortization
         of $333 at December 31, 2003                                                                 --               14
      Other current assets                                                                            32               63
                                                                                           -------------    -------------

            Total current assets                                                                   3,278            8,555

Property and equipment, net                                                                        1,225              727
Intangible assets                                                                                  2,886              150
Other assets                                                                                         541               85
                                                                                           -------------    -------------

                                                                                           $       7,930    $       9,517
                                                                                           =============    =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses                                                $       6,218    $       4,313
      Notes and debentures payable, net of $23 and $90 discount at December 31, 2004 and
         2003, respectively                                                                           37              868
      Capital lease obligations - current portion                                                    157                9
      Anti-dilution obligation                                                                     1,638               --
      Deferred revenue                                                                                --              500
                                                                                           -------------    -------------
            Total current liabilities                                                              8,050            5,690

Deferred rent                                                                                         18               26
Capital lease obligations - non-current portion                                                      304                8
Other long term liabilities                                                                           35              180

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2004 and 2003; 100,000 shares issued and outstanding at December 31,
   2004 and 2003; aggregate redemption and liquidation value of $1,000 plus
   cumulative  dividends                                                                           2,816            2,696
                                                                                           -------------    -------------
            Total liabilities                                                                     11,223            8,600
                                                                                           -------------    -------------
Commitments and contingencies

Stockholders' equity (deficit):
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued                --               --
         or outstanding
      Common stock, $0.03 par value; 800,000,000 and 200,000,000 shares authorized at December 31, 2004 and 2003; 169,456,112 and 136,300,885
         shares issued and
         outstanding as of December 31, 2004 and 2003, respectively                                5,084            4,089
      Additional paid-in capital                                                                 136,757          124,699
      Deferred compensation                                                                           (4)              (7)
      Accumulated deficit                                                                       (145,130)        (127,864)
                                                                                           -------------    -------------
            Total stockholders' equity (deficit)                                                  (3,293)             917
                                                                                           -------------    -------------
                                                                                           $       7,930    $       9,517
                                                                                           =============    =============

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           Year Ended December 31,
                                                                                       -----------------------------
                                                                                             2004           2003
                                                                                        ------------    ------------
Revenues:
   Product sales                                                                        $      2,797    $      3,467
   Other revenue                                                                                 500              --
                                                                                        ------------    ------------
     Total revenues                                                                            3,297           3,467
                                                                                        ------------    ------------


Operating expenses:
   Product costs                                                                               7,278           6,121
   Research and development costs                                                              2,140           1,544
   Selling, general and administrative costs (non-cash of $733 and
     $6,800 in 2004 and 2003, respectively)                                                    8,979          15,517
                                                                                        ------------    ------------

     Total operating expenses                                                                 18,397          23,182
                                                                                        ------------    ------------

       Loss from operations                                                                  (15,100)        (19,715)
Interest expense, net (non-cash of $2,076 and $6,559 in 2004 and 2003, respectively)          (2,126)         (6,969)
Other income (expense), net                                                                      (38)            272
                                                                                        ------------    ------------

       Loss before income taxes                                                              (17,264)        (26,412)

Income taxes                                                                                       2               2
                                                                                        ------------    ------------

       Net loss                                                                              (17,266)        (26,414)

Less dividends on mandatorily redeemable Series A preferred stock                                 --             (60)
                                                                                        ------------    ------------

Net loss attributable to common stockholders                                            $    (17,266)   $    (26,474)
                                                                                        ============    ============

Net loss per share attributable to common stockholders (basic and diluted)              $      (0.11)   $      (0.47)
                                                                                        ============    ============


Weighted average shares used to compute net loss per share attributable to common
   stockholders (basic and diluted)                                                          155,575          55,903
                                                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          TOTAL
                                                                                                          STOCKHOLDERS'
                                    NUMBER OF     COMMON       ADDITIONAL      DEFERRED    ACCUMULATED    EQUITY
                                  COMMON SHARES    STOCK    PAID-IN CAPITAL COMPENSATION    DEFICIT       (DEFICIT)
                                -----------   -----------   -----------    -----------    -----------    -----------
Balances at December 31, 2002     5,058,484   $       152   $    93,804    $        --    $  (101,450)   $    (7,494)

Shares issued under the
  Employee Stock Purchase            18,192            --             4             --             --              4
  Plan
Stock issued in lieu of
  cash to employees,
  vendors and consultants         6,374,523           183         3,716             --             --          3,899
Shares issued through
  private placement, net of
  expenses of $677               28,333,333           850        10,973             --             --         11,823
Shares issued upon
  conversion of debentures,
  accrued interest and           83,067,064         2,492         5,902             --             --          8,394
  delayed registration
  penalties
Shares issued upon exercise
  of warrants and options        13,418,728           411         4,029             --             --          4,440
Fair value of warrants and
  beneficial conversion
  feature granted in
  conjunction with issuance
  of convertible debentures              --            --         2,287             --             --          2,287
Repurchase of beneficial
  conversion feature                     --            --          (128)            --             --           (128)
Dividend requirements of
  mandatorily redeemable
  Series A preferred stock               --            --           (60)            --             --            (60)
Compensation related to
  stock option grants                    --            --         4,136            (10)            --          4,126
Amortization of deferred
  compensation                           --            --            --              3             --              3
Shares issued to acquire
  intellectual property              30,561             1            36             --             --             37
Net loss                                 --            --            --             --        (26,414)       (26,414)
                                -----------   -----------   -----------    -----------    -----------    -----------

Balances at December 31, 2003   136,300,885   $     4,089   $   124,699    $        (7)   $  (127,864)   $       917
                                ===========   ===========   ===========    ===========    ===========    ===========

                                                                     (Continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        TOTAL
                                                                                                        STOCKHOLDERS'
                                NUMBER OF        COMMON       ADDITIONAL     DEFERRED    ACCUMULATED    EQUITY
                               COMMON SHARES     STOCK    PAID-IN CAPITAL  COMPENSATION    DEFICIT      (DEFICIT)
                               -----------   -----------   -----------     -----------   -----------    -----------
Balances at December 31, 2003   136,300,885   $     4,089   $   124,699   $        (7)   $  (127,864)   $       917

Shares issued under the
  Employee Stock Purchase
  Plan                               35,931             1            12            --             --             13
Stock issued in lieu of
  cash to vendors and
  consultants                     1,185,580            36           643            --             --            679
Fair market value of
  warrants and options
  issued for credit
  facility, intellectual
  property and other
  services                               --            --           606            --             --            606
Intrinsic value of options
  issued to employees                    --            --           251            --             --            251
Proceeds received from
  shares and warrants
  issued through private
  placement, net of
  expenses of $763               26,970,000           809         9,216            --             --         10,025
Shares issued upon
  conversion of debentures,
  accrued interest and
  delayed registration
  penalties                       3,513,819           105           942            --             --          1,047
Shares issued upon exercise
  of warrants and options           518,622            16            43            --             --             59
Compensation related to
  stock option grants                    --            --                           2            --              2
Amortization of deferred
  compensation                           --            --            --             1             --              1
Shares issued to acquire
  intellectual property             931,275            28           345            --             --            373
Net loss                                 --            --            --            --        (17,266)       (17,266)
                                -----------   -----------   -----------   -----------     -----------    -----------
Balances at December 31, 2004   169,456,112   $     5,084   $   136,757   $       ( 4)    $  (145,130)   $    (3,293)
                                ===========   ===========   ===========   ===========     ===========    ===========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                   Year Ended
                                                                                                 December 31,
                                                                                        ----------------------------
                                                                                              2004          2003
                                                                                        ------------    ------------
Cash flows from operating activities:
Net loss                                                                                $    (17,266)   $    (26,414)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                 406             567
   Amortization of deferred compensation                                                           1               3
   Non-cash interest expense attributable to:
     Amortization of debenture discounts and charge for beneficial conversion feature             67           4,835
     Amortization of deferred offering costs                                                      14             997
     Liquidated damages due to delayed registration of stock underlying convertible             (205)            540
     debentures
     Dividends on mandatorily redeemable Series A preferred stock                                120              60
     Anti-dilution obligation                                                                  1,638              --
   Non-cash loss (gain) on settlement of trade debt                                               --              54
   Fair market value of common stock, warrants, options and bonuses granted                    1,461           7,082
   Gain on repurchase of beneficial conversion feature                                            --            (128)
   Warrant liability adjustment                                                                   --            (275)
   Loss on sale of equipment                                                                       2              55
   Changes in operating assets and liabilities:
     Accounts receivable                                                                         107             (41)
     Inventory                                                                                   629          (1,190)
     Prepaid expenses and other current assets                                                    78            (299)
     Deferred offering costs and other assets                                                   (120)             19
     Accounts payable, accrued expenses and deferred revenue                                     396             502
     Other long-term liabilities                                                                (152)            186
                                                                                        ------------    ------------
       Net cash used in operating activities                                                 (12,824)        (13,447)
                                                                                        ------------    ------------
Cash flows from investing activities:
   Proceeds from the sale of equipment                                                            16              --
   Investment in joint venture                                                                  (244)             --
   Investment in intangibles                                                                    (576)           (113)
   Purchase of equipment                                                                        (922)           (433)
                                                                                        ------------    ------------
       Net cash used in investing activities                                                  (1,726)           (546)
                                                                                        ------------    ------------
Cash flows from financing activities:
   Proceeds from sale of stock                                                                10,861          16,994
   Expenses related to sale of stock                                                            (764)           (678)
   Net proceeds from issuance of notes and debentures                                             --           3,353
   Repayment of notes and debentures                                                              --            (735)
   Proceeds from capital lease financing                                                         500              --
   Principal payments on capital leases                                                          (56)             (4)
                                                                                        ------------    ------------
       Net cash provided by financing activities                                              10,541          18,930
                                                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents                                          (4,009)          4,937

Cash and cash equivalents at beginning of period                                               5,084             147
                                                                                        ------------    ------------
Cash and cash equivalents at end of period                                              $      1,075    $      5,084
                                                                                        ============    ============

                                                                     (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                            Year Ended
                                                                                            December 31,
                                                                                     -----------------------
                                                                                        2004         2003
                                                                                     ----------   ----------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                            $       82   $       37
   Cash paid for income taxes                                                                 2            2

Supplemental disclosure of non-cash activities:
   Dividend on mandatorily redeemable Series A preferred stock                               --           60
   Common stock grants                                                                       --          435
   Conversion of notes and debentures payable and accrued interest to common stock        1,047        8,488
   Fair market value of warrants issued in conjunction with debenture                        --           81
   Beneficial conversion feature, net of write off upon conversion                           --        2,287
   Common stock issued for intellectual property and equipment                              469           --
   Accrued interest converted to note payable                                                --          148

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


(1)   THE COMPANY

Calypte Biomedical Corporation (the "Company") develops, manufactures and markets in vitro diagnostic tests primarily for the detection of antibodies to the Human Immunodeficiency Virus ("HIV") and other sexually transmitted and infectious diseases. The Company has historically focused our business on urine-based screening and supplemental tests for use in laboratories. By integrating several proprietary technologies, the Company developed urine HIV antibody tests, the Calypte urine-based enzyme immunoassay ("EIA") HIV Type 1 ("HIV-1") screening test and the Cambridge Biotech urine-based HIV-1 western blot ("Urine Western Blot") supplemental test. The Company also manufactures and markets the Cambridge Biotech serum-based western blot ("Serum Western Blot") supplemental test for detecting HIV-1 antibodies in serum. The Company is the only company with Food and Drug Administration ("FDA") approval for the marketing and sale of urine-based HIV-1 antibody tests. The Company's EIA HIV-1 screening test received FDA approval for use in laboratories in August 1996 and its Urine Western Blot supplemental test received FDA approval in May 1998. The Company's urine-based ELISA tests, with their screening and confirmatory testing components, are the only complete FDA approved urine-based HIV testing method. In the last quarter of 2004, the Company introduced its HIV-1 BED incidence test that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within those regions where HIV transmission is occurring most recently. The Company's revenues are currently generated from sales of these products, which are referred to collectively as the "ELISA tests." The ELISA tests are manufactured in formats that make them most suitable for high-volume laboratory settings.

The primary focus of the Company's business in 2004 and for the foreseeable future, however, is in developing and commercializing new test products for the rapid detection of HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), and other infectious diseases using blood, oral fluid or urine samples. Rapid tests provide test results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in lesser developed countries which lack the medical infrastructure to support laboratory based testing. The Company has completed field trials of its serum, oral fluid and urine rapid HIV-1/2 antibody assays that it believes has validated its prototype products. The Company is engaged in clinical trials in China, and is commencing them elsewhere, in pursuit of regulatory approvals for these tests. Subject to obtaining additional financing, the Company expects to complete the technology transfer and begin international manufacturing of one or more of these products during the first half of 2005. The Company anticipates that its primary focus for the near and longer-term future will be completing the development of and commercializing its rapid test products, including a rapid incidence test, both internationally and domestically.

The Company commenced its operations in 1989 and was incorporated as a Delaware corporation in June 1996, concurrent with the initial public offering of its stock. The Company is headquartered in Pleasanton, California. Its manufacturing operations are based in Rockville, Maryland and its research and development operations are conducted in Rockville and in Vancouver, Washington. At December 31, 2004, the Company's Rockville manufacturing facilities were FDA approved and ISO 13485:1996 certified.

The Company incurred net losses attributable to common stockholders of $17.3 million and $26.5 million in 2004 and 2003, respectively. The accumulated deficit at December 31, 2004 was $145 million. Based upon its tenuous financial condition as demonstrated by its $4.8 million working capital deficit at December 31, 2004, its recurring losses and its accumulated deficit, the Company's independent accountants have issued an opinion on these financial statements that cites substantial doubt about the Company's ability to continue its business operations as a going concern. Although the Company issued a $2,000,000 Promissory Note (the "Note") to Marr Technologies BV ("Marr"), its largest stockholder, in January 2005 (refer to Note 18, Subsequent Events), the Note was due on March 31, 2005 and its proceeds were insufficient to provide the Company the liquidity required to fully attain its business milestones and to achieve profitability. The Company has negotiated an extension of the maturity date of the Note until April 30, 2005. The Company does not believe that its cash resources are sufficient to sustain its operations and achieve its milestones through the second quarter of 2005 without obtaining additional financing. The Company believes that it will need to arrange additional financing of approximately $15 million to sustain its operations throughout 2005, including the funds required to repay the Note. The Company is actively engaged in seeking additional financing, however, there can be no assurance that additional financing will be available, or if it is available, be on acceptable terms. The Company would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to it on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, or the Company is unable to arrange a suitable strategic opportunity, it will be in significant financial jeopardy and may be unable to continue its operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in one or more existing financing agreements that would result in substantial dilution to the Company's existing stockholders. Although management expects to be able to raise additional capital, there can be no assurance that the Company will secure such financing or enter into such strategic agreements, or that its stockholders would approve the terms of such agreements or financing, if so required. If such additional financing is not available or is not available on acceptable terms, or if the Company is unable to arrange a suitable strategic opportunity, it will be in significant financial jeopardy and may be unable to continue its operations at current levels, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

STOCK SPLIT

On May 20, 2003, the Company's shareholders approved a 1:30 reverse stock split, which became effective on May 28, 2003. The stated par value of the common shares was changed to $0.03 from $0.001 per share. The number of authorized shares of common stock remained at 800 million. All share and per share amounts presented reflect the stock split.


(2)   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company, and its wholly-owned subsidiaries, Calypte, Inc. and Calypte Biomedical India Pty. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 51% ownersip interest in Beijing Calypte Biomedical Technology Ltd. ("Beijing Calypte") using the equity method. The results of operations of Beijing Calypte were not material in either 2004 or 2003.

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

Fair Value of Financial Instruments

Financial assets and short-term liabilities, with the exception of the convertible notes and debentures, have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest. The face amount of the convertible notes and debentures approximate fair value and are offset by the calculated value of the beneficial conversion feature, if any, embedded in the respective notes or debentures.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

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

The Company provides no price protection. With the exception of sales to one distributor through October 2003, the Company recognizes revenue upon shipment of product. In the case of that distributor, the distributor held the Company's inventory on consignment and reported monthly its usage of the products. The Company recorded revenue on sales to this distributor based on the distributor's reported usage. In October 2003, this distributor purchased from the Company the inventory on hand and switched to a standard contractual relationship; thereafter, the Company recognized revenue upon shipment.

Deferred Revenue

The Company's current sales practices do not require the deferral of revenues and, except as described in Note 6, no entries to record deferred revenue have been made during the period included in the accompanying consolidated financial statements.

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

Classification of Financial Instruments with Characteristics of both Liability and Equity

The Company accounts for financial instruments that it has issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, the Company further applies the criteria in Emerging Issues Task Force
(EITF) Issue No. 00-19, Accounting for Derivitave Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity. The Company evaluates each financial instrument on its own merits at inception or other prescribed measurement or valuation date and may engage the services of valuation experts and other professionals to assist in its detemination of the appropriate classification.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured on the value of the award at the grant date, and recognized over the service period. SFAS No. 123 as amended allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 as amended or under the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees and non-employee directors in accordance with the provisions of APB Opinion No. 25 and Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

The Company has recorded deferred compensation for the difference, if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees and non-employee directors. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                                       2004           2003
                                                                   -----------    -----------
                                                                  (IN THOUSANDS) (IN THOUSANDS)
Net loss attributable to common stockholders, as reported          $   (17,266)   $   (26,474)
Add: Stock-based employee compensation expense included in
   reported net loss, net of related tax effects                           267          1,082
Less: Stock-based employee compensation expense determined under        (9,709)        (2,794)
                                                                   -----------    -----------
   fair value based method for all awards, net of related tax effects

Pro forma net loss attributable to common stockholders             $   (26,708)   $   (28,186)
                                                                   ===========    ===========
Net loss per share attributable to common stockholders:
    As reported                                                    $     (0.11)   $     (0.47)
    Pro forma                                                      $     (0.17)   $     (0.50)

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the two years ended December 31, 2004 and 2003. Options and warrants for 40,607,429 shares and 707,783 shares were excluded from the computation of loss per share at December 31, 2004 and 2003, respectively, as their effect is anti-dilutive. The difference between net loss and net loss attributable to common stockholders reported in the Consolidated Statement of Operations for 2003 relates to accrued dividends on the Company's mandatorily redeemable Series A preferred stock discussed in Note 9.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

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

Risks and Uncertainties

Calypte purchases certain raw materials and components used in manufacturing its products from a number of suppliers, but relies on single sources for certain other components. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Any delay or interruption in the supply of these components could have a material adverse effect on the Company by significantly impairing its ability to manufacture products in sufficient quantities to meet commercial sales demand. Additionally, if the Company's financial condition impairs its ability to pay for critical components on a timely basis or to make royalty payments as required under its license agreements, suppliers may delay or cease selling critical components to it or its rights to use license agreements could be jeopardized, both of which could also impair its ability to manufacture and/or market its products.

Comprehensive Loss

The Company has no components of other comprehensive loss other than its net loss, and, accordingly, its comprehensive loss is equivalent to its net loss for the periods presented.

Segment and Geographic Information

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company's operations are currently confined to a single business segment: the development and sale of HIV diagnostics.

Most of the Company's sales through 2004 have been to customers in the United States. Sales to international customers accounted for 16% and 15% of the Company's revenues in 2004 and 2003, respectively.

Sales to three major domestic customers accounted for approximately 53% and 58% of total net sales for the years ended December 31, 2004 and 2003, respectively. Sales to those customers accounted for approximately 25%, 15% and 13% of the Company's 2004 net sales and 36%, 14% and 8%, respectively, of the Company's net sales in 2003.

Reclassifications

Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment Of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. As a small business issuer, SFAS 123R will become effective for the Company for periods beginning after December 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow; however, it expects that the adoption of SFAS 123R will have a significant impact on its results of operations. The Company does not expect the adoption of SFAS 123R to materially impact its overall financial position. See Stock-Based Compensation earlier in this Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. The determination of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the determination of compensation cost under SFAS 123; however, the Company has not yet quantified such differences.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, An Amendment Of APB Opinion No. 29 ("SFAS 153"). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material impact on its results of operations or financial position.


(3)   INVENTORY

Inventory as of December 31, 2004 and 2003 consisted of the following (in thousands):

                                                        2004               2003
                                                       ------             ------
Raw materials                                          $  253             $  708
Work-in-process                                           942                962
Finished goods                                            329                483
                                                       ------             ------
Total Inventory                                        $1,524             $2,153
                                                       ======             ======


(4)   PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004 and 2003 consisted of the following (in thousands):

                                                           2004           2003
                                                          -------       -------
Computer equipment                                        $   433       $   424
Machinery and equipment                                     2,387         3,582
Furniture and fixtures                                        140           289
Leasehold improvements                                        608         1,227
                                                          -------       -------
                                                            3,568         5,522
Accumulated depreciation and amortization                  (2,343)       (4,795)
                                                          -------       -------
Property and equipment, net                               $ 1,225       $   727
                                                          =======       =======

The Company recognized depreciation expense of $406,000 and $527,000 for the years ended December 31, 2004 and 2003, respectively. During 2004, the Company closed its Alameda, California manufacturing facility. In conjunction with the closure, the Company transferred all usable machinery and equipment to its other facilities and disposed of any remaining unusable or redundant equipment, furniture and leasehold improvements, nearly all of which was fully depreciated.


(5)   INTANGIBLE ASSETS

During 2004, the Company entered into various license agreements and similar arrangements under which it has committed to invest approximately $2,700,000 to acquire the technology and materials necessary for the commercialization of its rapid tests. These licenses provide the Company with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides to be used in its rapid tests. The Company has recorded the license amount for each license agreement as an intangible asset and, at December 31, 2004, has accrued amounts not yet paid in cash or settled in stock as a current liability. The Company will begin amortizing these intangible assets when commercial sales of the products employing the licensed technology or materials commence. Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


(6)   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND DEFERRED REVENUE

Accounts payable and accrued expenses as of December 31, 2004 and 2003 consisted of the following (in thousands):

                                                                                2004    2003
                                                                              ------   ------
Trade accounts payable                                                        $1,652   $2,189
Accrued royalties                                                                355      582
Accrued salary, severance and vacation pay                                     1,192      125
Accrued interest (including non-cash liquidated damages related to delayed
  registration of stock underlying convertible and other securities of $271        9      308
  in 2003)
Accrued restructuring expense                                                     --      109
Accrued consulting contract expenses                                             803      573
Accrued liabilities under intellectual property license agreements             1,686       --
Other                                                                            521      427
                                                                              ------   ------

Total accounts payable and accrued expenses                                   $6,218   $4,313
                                                                              ======   ======

Deferred revenue                                                              $   --   $  500
                                                                              ======   ======


In a 1994 Distribution Agreement between the Company and a Japanese distributor, the parties agreed to offset an advance payment of $500,000 made by the distributor by a 50% discount on products supplied by the Company to the distributor, until such time as the distributor had received cumulative discounts totaling $500,000. Accordingly, the Company recorded the $500,000 payment as deferred revenue that was to be recognized as product was sold at the stipulated 50% discount. The Distribution Agreement expired in August 2004 and the Company had sold no product to the distributor under its terms. The Company recognized the deferred revenue as other revenue in the Consolidated Statement of Operations in 2004.

(7)   NOTES AND DEBENTURES PAYABLE

During 2002 and through the first half of 2003, the Company financed its operations primarily through the issuance of notes and debentures, nearly all of which were convertible into shares of its common stock. By December 31, 2004, essentially all of the notes and debentures had been converted into common stock or repaid. The following tables summarize the note and debenture activity for the years ended December 31, 2003 and 2004 (in thousands).

                                                                                                   Discount      Net
                                   Balance                                             Balance        at      Balance at
                                  12/31/02    Additions     Payments    Conversions   12/31/03     12/31/03    12/31/03
                                  --------    ---------     --------    -----------   --------     --------    --------
8% Convertible Notes                $ 2,985     $   107     $    --      $(3,092)     $    --     $    --      $    --

8.5% Note - LHC Corporation             393          42        (435)          --           --          --           --
10% Convertible Note - BNC Bach
                                        126          --          --         (126)          --          --           --
10% Convertible Debentures -
   Mercator                              --       1,950          --       (1,058)         892         (36)         856
12% Convertible Debenture -
   Bristol Investment Fund,             465          --          --         (465)          --          --           --
   Ltd
12% Convertible Debenture -
   Mercator                             850       1,750        (300)      (2,234)          66         (54)          12
                                    -------     -------     -------      -------      -------     -------      -------

Total                               $ 4,819     $ 3,849     $  (735)     $(6,975)     $   958     $   (90)     $   868
                                    =======     =======     =======      =======      =======     =======      =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


                                                                                                        Discount        Net
                                   Balance                                                Balance         at         Balance at
                                  12/31/03    Additions       Payments    Conversions    12/31/04        12/31/04     12/31/04
                                 ---------     ---------     ---------     ---------      ---------     ---------      ---------
10% Convertible Debentures -
   Mercator                            892            --            --          (892)            --            --             --
12% Convertible Debenture -
   Mercator                             66            --            --            (6)            60           (23)            37
                                 ---------     ---------     ---------     ---------      ---------     ---------      ---------
Total                            $     958     $      --     $      --     $    (898)     $      60     $     (23)     $      37
                                 =========     =========     =========     =========      =========     =========      =========

8% Convertible Notes

Pursuant to Regulation S, the Company issued to accredited investors thirteen 8% convertible notes in the aggregate principal amount of $3,125,000 between May and August of 2002 and one additional note in the amount of $107,000 in May 2003, which represented accrued interest due on one of the earlier notes. Each of these notes had a 24 month term and was convertible at any time prior to maturity into shares of the Company's common stock at the lesser of $3.00 or 70% of the average of the three lowest trades during the 30 day period preceding conversion. The Company received approximately $2.6 million in proceeds after deducting fees and costs associated with issuing these notes.

During 2003, various holders of the 8% convertible notes converted $3,092,000 face value plus accrued interest and liquidated damages resulting from delayed registration of the underlying common stock into approximately 45.7 million shares of the Company's common stock at conversion prices ranging from $0.077 to $1.014 per share. During 2002, various holders of the 8% convertible notes converted $140,000 face value plus accrued interest into approximately 0.3 million shares of the Company's common stock at a conversion price of $0.49 per share.

Under the terms of the notes, the Company was required to file a registration statement for the shares underlying the convertible notes within 30 days of the respective closing dates. The Company did not file a registration statement for those shares until July 8, 2003, which became effective on July 18, 2003. As a result of the delay in registration, the Company was required to pay, in cash or stock, at the subscribers' option, liquidated damages in an amount equal to 2% of the note principal for each month of delay. Between July 2002 and December
31, 2003, the Company recognized an aggregate of approximately $768,000 as liquidated damages attributable to these notes, substantially all of which was recorded as non-cash interest expense and settled by the issuance of shares of common stock.

At December 31, 2003, the Company had estimated and accrued approximately $205,000 more in liquidated damages than ultimately required upon the actual conversion of the debentures. The Company adjusted its estimate during 2004, crediting interest expense.


8.5% Note

In August 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its then-largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The Company did not repay the note when due. In
December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. The December 2001 note required interest at 8.5% per annum and monthly principal payments beginning in February 2002. In February 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the $850,000 of 12% convertible debentures and warrants discussed below, at which time a $200,000 principal payment would be required. The Company made the payment required in February 2002. In March 2002, the Company further renegotiated the repayment terms of this note, suspending any required principal or interest payments until 30 days after the effectiveness of the Company's registration statement for the shares underlying the 12% convertible debentures described below, at which time the Company would be required to make a $200,000 payment and to resume making monthly payments of $35,000 until the principal and accrued interest were repaid in full. On February 28, 2003, due to a lack of available funds and to avoid a default under the December 2001 note, the Company and the investor executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the December 2001 note. The terms of the February 2003 note required monthly principal payments of $17,500 plus interest from March 2003 through May 2003, increasing to $35,000 monthly, plus interest, thereafter, until the Company secured at least $5,000,000 in additional financing, at which time the remaining balance became due and payable. The Company repaid the remaining balance of the note plus interest in September 2003.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


10% Convertible Note

On May 14, 2002, when the closing price for its common stock was $4.20, the Company issued, pursuant to Regulation S, a $150,000 10% convertible promissory note to BNC Bach International Ltd. ("BNC Bach"), a private investment fund affiliated with Townsbury Investments Ltd. ("Townsbury"), an investor who was providing financing to the Company pursuant to an equity line. This note was originally convertible into shares of the Company's common stock at $1.50 per share and was due on the earlier of July 14, 2002 or the settlement date of the Company's next drawdown under the equity line. On July 14, 2002, when the closing price for its common stock was $10.80 per share, the Company and BNC Bach agreed to extend the maturity date of the note from July 14, 2002 to December 31, 2002. In return for the extension of the maturity date, Calypte agreed to amend the conversion price of the note from $1.50 per share to the lesser of (a) $1.50 per share or (b) 60% of the lowest three closing bid prices of the Company's common stock during the 22 business days prior to the date BNC Bach notified the Company of its election to convert the note. No accounting adjustments were required as a result of the extension of the note's maturity or the amendment of the conversion price. In December 2002, the Company repaid approximately $24,000 of the outstanding principal plus accrued interest from the proceeds of a draw down under its equity line with Townsbury.

On January 15, 2003, the Company and BNC Bach agreed to extend the maturity date of the Note to March 17, 2003. On March 17, 2003, the Company and BNC Bach agreed to further extend the maturity date to April 4, 2003. On April 2, 2003, the Company and BNC Bach agreed to extend the maturity date of the Note to May 5, 2003. On April 30, 2003, the Company and BNC Bach amended the conversion price to eliminate the conversion price ceiling of $1.50 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004. No accounting adjustments were required as a result of any of the extensions of the note's maturity. In September 2003, BNC Bach converted the remaining $126,000 face value plus accrued interest into approximately 2.2 million shares of the Company's common stock at a conversion price of $0.0612 per share.

10% Convertible Debentures-Mercator Focus Fund, Mercator Momentum Fund and Mercator Momentum Fund III On January 14, 2003, when the market price of the Company's stock was $1.92, the Company issued a $1,000,000 10% convertible debenture to Mercator Focus Fund, L.P. ("Focus Fund") pursuant to Regulation S and received net proceeds of $818,000, net of fees and expenses. $308,000 of the proceeds was used to repay the $300,000 October 2002 12% convertible debenture and accrued interest issued to Mercator Momentum Fund L.P. ("MMF"). The debenture had a one year term and was convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and Focus Fund agreed to extend the registration period until April 4, 2003. On March 31, 2003, when the market price of the Company's common stock was $0.885, Focus Fund granted the Company an additional 30-day extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of the Company's common stock was $0.711, the Company received a further registration extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Focus Fund agreed to extend the period for filing the registration statement through July 15, 2003. A portion of the shares underlying this debenture was included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. The market price of the Company's common stock declined significantly following the effectiveness of the registration statement and, as a result, the Company did not have sufficient registered shares to effect the conversion of the entire outstanding balance of the debenture. During the third quarter of 2003, Focus Fund converted $422,000 face value plus accrued interest and $43,000 of liquidated damages due to delayed registration into approximately 5.8 million registered shares of the Company's common stock at conversion prices ranging from $0.07 to $0.09 per share. On January 14, 2004, the Company and Focus Fund agreed to extend the maturity date of this and other debentures until July 14, 2004. See the subsection entitled "Extension of Maturity Dates" at the end of this section for a description of agreements made with regard to the extension of the maturity of these debentures. On April 22, 2004, when the market price of the Company's common stock was $0.625 per share, Focus Fund converted the remaining $578,000 face value plus accrued interest and extension fees into approximately 2.1 million shares of restricted common stock. Those shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

On January 30, 2003, when the market price of its stock was $1.86, the Company issued a $450,000 10% convertible debenture to MMF pursuant to Regulation S and received net proceeds of $440,000, net of fees and expenses. The debenture had a one year term and was convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and MMF agreed to extend the registration period of the underlying common stock as required in the Registration Rights Agreement until April 4, 2003. On March 31, 2003, when the market price of its common stock was $0.885, MMF granted the Company an additional extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of its common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the market for the Company's stock was $0.36 per share, MMF agreed to extend the period for filing the registration statement through July 15, 2003. A portion of the shares underlying this debenture was included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. The market price of the Company's common stock declined significantly following the effectiveness of the registration statement and, as a result, the Company did not have sufficient registered shares to effect the conversion of the entire outstanding balance of the debenture. During the third and fourth quarters of 2003, MMF converted $358,000 face value plus accrued interest and $29,000 of liquidated damages due to delayed registration into approximately 2.6 million registered shares of the Company's common stock at conversion prices ranging from $0.11 to $0.14 per share. On January 14, 2004, the Company and MMF agreed to extend the maturity date of this and other debentures until July 14, 2004. See the subsection entitled "Extension of Maturity Dates" at the end of this section for a description of agreements made with regard to the extension of the maturity of these debentures. On July 12, 2004, when the market price of the Company's common stock was $0.58 per share, MMF converted the remaining $92,000 face value plus accrued interest and extension fees into approximately 0.3 million shares of common stock. Those shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

On March 13, 2003, when the market price of its stock was $1.50, the Company issued a $400,000 10% convertible debenture to Focus Fund and a $100,000 10% convertible debenture to Mercator Momentum Fund III, L.P. ("Momentum Fund III"), each pursuant to Regulation S, and received aggregate proceeds of $400,000, net of fees and expenses. Each debenture had a one-year term and was convertible into the Company's common stock at 65% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $2.10. Under the terms of the debenture agreements, the Company agreed to file a registration statement for the shares of common stock underlying the debentures within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On April 11, 2003, when the market price of its common stock was $0.735, the Company received an extension until May 5, 2003 in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of its common stock was $0.711, the Company received an additional registration extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Focus Fund and Momentum Fund III agreed to extend the period for filing the registration statement through July 15, 2003. A portion of the shares underlying the debentures was included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. The market price of the Company's common stock declined significantly following the effectiveness of the registration statement and, as a result, the Company did not have sufficient registered shares to effect the conversion of the entire outstanding balance of the Focus Fund debenture. During the third quarter of 2003, Focus Fund and Momentum Fund III converted an aggregate of $278,000 face value plus accrued interest and $50,000 of liquidated damages due to delayed registration into approximately 4.1 million registered shares of the Company's common stock at conversion prices ranging from $0.07 to $0.10 per share. On January 14, 2004, the Company and MMF agreed to extend the maturity date of this and other debentures until July 14, 2004. See the subsection entitled "Extension of Maturity Dates" at the end of this section for a description of agreements made with regard to the extension of the maturity of these debentures. On April 22, 2004, when the market price of the Company's common stock was $0.625 per share, Mercator Focus Fund converted the remaining $222,000 face value plus accrued interest and extension fees into approximately 1 million shares of unregistered common stock. Those shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

The Company determined that each of the 10% convertible debentures was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion features as a discount to the face amount of the debentures and is amortizing them over the term of the respective debentures. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount was charged to interest expense.

Extension of Maturity Dates

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

      o 10% Convertible Debenture dated January 14, 2003 issued to Mercator Focus Fund, LP

      o 10% Convertible Debenture dated January 30, 2003 issued to Mercator Momentum Fund, LP

      o 10% Convertible Debentures dated March 13, 2003 issued to Mercator Momentum Fund III, LP and Mercator Focus Fund, LP

      o 12% Convertible Debenture dated April 29, 2003 issued to Mercator Momentum Fund, LP

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


In return for the extension of the maturity dates, the Company agreed to pay an additional extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee was payable 1% in cash and 1% in stock. Additionally, the Company agreed to file a registration statement including the shares potentially issuable upon the conversion of the remaining outstanding debenture balances by no later than April 29, 2004. The shares issuable as a portion of the extension fee were to be included in the registration statement. On April 23, 2004, when the market price of the Company's common stock was $0.625 per share, Mercator Focus Fund and Mercator Momentum Fund each agreed to extend from April 29, 2004 until May 14, 2004 the period in which the Company was required to file a registration statement including shares of its common stock previously issued to them or, in the case of Mercator Momentum Fund, issuable to it upon conversion of remaining outstanding debentures. On May 7, 2004, when the market price of the Company's common stock was $0.48 per share, the Company and Mercator Momentum Fund and Mercator Focus Fund agreed to further extend from May 14, 2004 until 21 days following the closing of a private placement of equity financing of at least $5,000,000, but in any case to no later than June 30, 2004, the period in which the Company was required to file a registration statement including shares of its common stock issued or potentially issuable upon conversion. Such shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

12% Convertible Debentures - Bristol Investment Fund

On February 11, 2002, when the closing market price of its common stock was $7.50 per share, the Company signed a securities purchase agreement with a private investment fund, Bristol Investment Fund, Ltd. ("Bristol") pursuant to which Bristol agreed to purchase two 12% secured convertible debentures for an aggregate of $850,000, each of which matures two years after its issuance. The first debenture, in the amount of $425,000, was purchased by Bristol, under an exemption provided by Regulation S, on February 11, 2002 and the Company received net proceeds of $368,000. On May 10, 2002, when the closing price for its stock was $0.90, the company issued a second $100,000 12% convertible debenture to Bristol, also under an exemption provided by Regulation S, and received net proceeds of $90,000. This debenture had the same terms as those of the initial debenture and reduced the remaining commitment under the agreement to $325,000. The outstanding debentures accrued interest at the annual rate of 12%, payable quarterly in common stock or cash at Bristol's option. Under the terms of the debentures, Bristol could elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of the Company's common stock. The conversion price, as modified, for any debenture issued pursuant to this agreement was equal to the lesser of (i) the average of the lowest three closing bid prices during the 20 trading days immediately prior to the conversion date discounted by 40% and (ii) $1.50, subject to certain anti-dilution provisions.

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

In conjunction with this transaction, the Company issued a Class A warrant to purchase up to 56,667 shares of its common stock. The Class A warrant was exercisable for a period of seven years after issuance at a price per share equal to the lesser of (i) the average of the lowest three trading prices during the 20 trading days immediately prior to the exercise date discounted by 30% and
(ii) $3.45. Bristol exercised the warrant in September 2003 at a price of $0.077 per share. The warrant was valued on the date of issue at $6.30 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.7%, the contractual life of 7 years, and volatility of 80%. As additional fees for this transaction, the Company also issued a warrant to purchase 2,833 shares of its common stock. The warrant to purchase the 2,833 shares has the same terms and the same fair market value as the Class A warrant and was exercised for 2,550 shares in September 2003.

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

                           DECEMBER 31, 2004 AND 2003


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

In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock, and the terms of the Class A and Class B warrants issued to Bristol in conjunction with the 12% debentures in February 2002, the fair value of the warrants was accounted for as a liability, with an offsetting discount to the carrying value of the first $425,000 debenture, which was to be amortized as interest expense over the 24 month term of the debenture. The combined fair values of the Class A and Class B warrants treated as a discount to the debenture exceeded the
$425,000 amount of the debenture. Accordingly, the aggregate amount of the warrant liability and the offsetting debenture discount recorded attributable to the Class A and Class B warrants was limited to $425,000 at the time of issuance. In September 2003, Bristol exercised both the Class A and Class B warrants. The Company issued 456,667 shares of its common stock and received proceeds of approximately $38,000. The Company reclassified the warrant liability to equity at the time of the exercise of the warrants. Until the warrants were exercised, the liability was marked to market through earnings. The Company recorded a net non-cash interest expense reduction of approximately $275,000 attributable to the re-measurement of the warrant liability for the year ended December 31, 2003.

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


12% Convertible Debentures- Mercator Momentum Fund

On September 12, 2002, when the market price of its common stock was $3.00 per share, the Company issued a $550,000 12% convertible debenture to MMF. The debenture was convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. This debenture was the first tranche of a $2.0 million commitment that was to become available upon the filing and effectiveness of a registration statement. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 45 days of the closing date and use its best commercial efforts to cause the registration statement to be declared effective within 135 days of the closing date. At December 31, 2002, the Company had obtained an extension of the registration period through February 18, 2003. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and MMF agreed to extend the registration period until April 4, 2003. On March 31, 2003, when the market price of the Company's common stock was $0.885, the Company amended the conversion price to eliminate the conversion price floor of $1.50 per share in return for an extension until May 5, 2003 in which to register the shares of common stock underlying this and certain other Mercator-group debentures. On May 1, 2003, when the market price of its common stock was $0.711, the Company received a further registration extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, MMF agreed

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


to further extend the period for filing the registration statement through July 15, 2003. A portion of the shares underlying this agreement was included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and that became effective on July 18, 2003. The market price of the Company's common stock declined significantly following the effectiveness of the registration statement and, as a result, the Company did not have sufficient registered shares to effect the conversion of the entire outstanding balance of the debenture. During the third quarter 2003, MMF converted the entire $550,000 face value plus accrued interest into approximately 4.8 million shares of the Company's common stock, of which approximately 0.6 million were unregistered, at conversion prices ranging from $0.09 to $0.22 per share. The unregistered shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

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

On April 29, 2003, when the price of its common stock was $0.82, the Company issued a $300,000 12% convertible debenture to MMF and received net proceeds of $245,000. The debenture was convertible into shares of the Company's common stock at 70% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $1.20. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On May 1, 2003, when the market price of its common stock was $0.711, the Company received an extension until July 1, 2003 in which to file the registration statement for the underlying shares. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, MMF agreed to extend the period for filing the registration statement through July 15, 2003. A portion of the shares underlying this debenture were included in the registration statement that the Company filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. The market price of the Company's common stock declined significantly following the effectiveness of the registration statement and, as a result, the Company did not have sufficient registered shares to effect the conversion of the entire outstanding balance of the debenture. During the third quarter 2003, MMF converted $294,000 face value plus accrued interest and $11,000 liquidated damages due to delayed registration into approximately 3.5 million registered shares of the Company's common stock at prices ranging from $0.077 to $0.12 per share. On January 14, 2004, the Company and MMF extended the maturity date of the debenture until July 14, 2004. See the previous subsection entitled "Extension of Maturity Dates" at the end of the section discussing Mercator 10% Convertible Debentures for a description of agreements made with regard to the extension of the maturity of this and other debentures. On July 12, 2004, when the market price of the Company's common stock was $0.58 per share, MMF converted the remaining $6,000 face value plus accrued interest and extension fees into approximately 20,000 shares of common stock. The shares underlying the final debenture conversion were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

The Company included in its Registration Statement filed on July 8, 2003 and which was declared effective on July 18, 2003 the shares underlying a 12% convertible debenture for $250,000 which was to be funded upon the filing of the Registration Statement and the shares another for $500,000 to be funded by July 25, 2003 as portions of the September 2002 $2 million commitment by MMF. On July 24, 2003, when the market price for the Company's common stock was $0.115, the Company issued 12% convertible debentures in the principal amount of $250,000 each to Alpha Capital AG, Gamma Opportunity Capital Partners, LP and Goldplate Investment Partners, assignees of MMF under the MMF $2 million commitment agreement described previously. The Company had prepaid $75,000 in fees and received aggregate gross proceeds of $750,000. The Company used a portion of the proceeds to repay a $400,000 advance made by MMF on June 6, 2003, including a fee of $12,000. The debentures were convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion. As noted previously, the market price of the Company's common stock declined significantly following the effectiveness of the July 2003 registration statement and, as a result, the Company did not have sufficient registered shares to effect the conversion of the entire outstanding balance of these debentures. During the third quarter 2003, the investors converted an aggregate of $750,000 face value plus accrued interest into approximately 8.0 million shares of the Company's common stock, of which approximately 3.7 were registered, at conversion prices of approximately $0.09 per share. The 4.3 million unregistered shares into which the debentures were converted were subsequently included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

On September 1, 2003, when the market price for the Company's common stock was $0.498 per share, the Company issued a $570,000 12% convertible debenture to Marr Technologies BV, an additional assignee from MMF under the $2 million September 2002 commitment, and received net proceeds of $570,000. The debenture was convertible into the Company's common stock at 85% of the average of the three lowest trades for the 20 days preceding conversion but not less than $0.11 per share. On September 1, 2003, Marr Technologies converted this note into approximately 5.2 million shares of the Company's common stock at a conversion price of $0.11 per share. These shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


On October 2, 2003, when the market price for the Company's stock was $1.31 per share, the Company issued the final $130,000 of two-year debentures to four assignees of MMF under the $2 million September 2002 12% convertible debenture commitment, and received net proceeds of $130,000. During October 2003, two of these investors converted $70,000 of principal of these debentures at a price of $0.59 per share and the Company issued approximately 118,400 shares of its common stock. These shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004. At
December 31, 2004, two debentures having an aggregate face value of $60,000 remained outstanding.

The Company determined that each of the MMF 12% convertible debentures, including those issued to MMF assignees, were issued with a beneficial conversion feature. The Company calculated the intrinsic value at the date of the debentures' issuance as the difference between the debenture conversion price and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company treated the beneficial conversion feature as a discount to the face amount of the debenture and amortized it over the respective terms of the debentures. Upon conversion of all or a portion of the debenture, the Company charged the proportionate share of unamortized discount to interest expense.


5% Note Purchase Agreement

On November 13, 2003, when the market price of the Company's common stock was $0.88 per share, the Company and Marr Technologies BV, its largest stockholder, entered into an agreement in which Marr agreed to provide the Company up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes issuable to Marr on an as-needed basis by the Company (the "Notes"). Each
Note issued was to bear interest at the rate of 5% per annum and have a 12-month term. The Marr Credit Facility was available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility was to be proportionally reduced by the amount of any equity financing the Company obtained during the term of the Marr Credit Facility. Marr was granted participation rights in any such equity financing on the same terms as the other investors. The Marr Credit Facility provided for earlier termination as of March 31, 2004, if the Company failed to have its common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As consideration for the Marr Credit Facility, the Company issued to Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant was immediately exercisable and expires on November 12, 2005, two years after its issuance. The warrant was valued at $0.859 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.93%; expected dividend rate of 0.00%; volatility of 316.42%; and expected term of 2 years. The calculated value of the warrant was charged to interest expense.

On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr amended the Marr Credit Facility to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As consideration for the amendment of the Marr Credit Facility, the Company issued to a party designated by Marr a warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. The warrant was immediately exercisable and expires on March 18, 2006, two years after its issuance. The warrant was valued at $0.56 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.54%; expected dividend rate of 0.00%; volatility of 316.37%; and expected term of 2 years. The calculated value of the warrant was recorded as interest expense.

On May 26, 2004, when the market price of the Company's common stock was $0.46 per share, the Company and Marr again amended the Marr Credit Facility whereby Marr committed to subscribe for up to $5,000,000 of Promissory Notes that the Company might issue through December 31, 2004. Any Notes issued pursuant to this second amendment would bear interest at 9% per annum and have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility would be reduced by the amount of any equity financing the Company obtained after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds of the May 2004 Private Placement. Refer to Note 10 for a description of subsequent equity financing. In July 2004, the commitment was reduced to approximately $3.6 million as a result of the closing of the July 2004 Private Placement. As consideration for the extension of the commitment period, the Company issued to

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


Marr a warrant to purchase 500,000 shares of its common stock at an exercise price of $0.40 per share. This warrant was immediately exercisable and expires on May 26, 2006, two years after its issuance. The warrant was valued at $0.35 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.53%; expected dividend rate of 0.00%; volatility of 161.78%; and expected term of 2 years. The calculated value of the warrant was recorded as interest expense.

The Company included the shares of its Common Stock underlying the March 2004 and May 2004 warrants in its June 15, 2004 registration statement, which was declared effective on July 8, 2004. At December 31, 2004, the Company had issued no Notes under the Marr Credit Facility.

The table below summarizes the components of net interest expense reported in the consolidated statements of operations (in thousands).

                                                                                 2004              2003
                                                                               ---------         ---------
Interest on debt instruments paid or payable in cash                           $      88         $     425
                                                                               ---------         ---------

Non-cash interest expense composed of:
   Amortization and proportional write-off upon conversion of note and
     debenture discounts and deferred offering costs                                  81             5,832
   Liquidated damages due to delayed registration of shares underlying
     convertible notes and debentures and other securities                          (205)              620
   Expense attributable to warrants issued in conjunction with the Marr
     Credit Facility                                                                 402               322
   Expense attributable to warrants issued in conjunction with the $0.5
   million capital lease agreement                                                    20                --
   Warrant liability mark-to-market adjustment attributable to Bristol
     Class A and Class B warrants                                                     --              (275)
   Anti-dilution obligation arising from May and July 2004 equity                  1,638                --
     financing (see Note 10)
   Maturity extension fee payable in stock on convertible debentures                  20                --
     issued to Mercator group
   Expense attributable to dividends on mandatorily redeemable Series A
     preferred stock                                                                 120                60
                                                                               ---------         ---------
Total non-cash interest expense                                                    2,076             6,559
                                                                               ---------         ---------

  Total interest expense                                                           2,164             6,984

  Interest income                                                                    (38)              (15)
                                                                               ---------         ---------

  Net interest expense                                                         $   2,126         $   6,969
                                                                               =========         =========

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

As part of the 2004 closure of its Alameda, California facility, the Company disposed of all remaining assets subject to capital leases at that location. During 2004, the Company entered into a 36 month capital lease secured by machinery and equipment located at its Rockville, Maryland location and having an agreed fair value of $500,000.

Equipment acquired under capital leases included in property and equipment as of December 31, 2004 and 2003 consisted of the following (in thousands):

                                                          2004             2003
                                                       -------          -------
Machinery and equipment                                $   500          $ 1,729
Other                                                       --               92
                                                       -------          -------

                                                           500            1,821
Accumulated depreciation and amortization                  (25)          (1,802)
                                                       -------          -------

                                                       $   475          $    19
                                                       =======          =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


Future minimum lease payments under capital leases as of December 31, 2004 were (in thousands):

Year ended December 31,
2005                                                                        215
2006                                                                        207
2007                                                                        138
                                                                       --------

                                                                            560
Less amount representing interest                                           (99)
                                                                       --------

Present value of capital lease obligation                                   461
Capital lease obligations - current portion                                (157)
                                                                       --------

Capital lease obligations - long-term portion                          $    304
                                                                       ========


Operating Leases

The Company leases manufacturing space in Rockville, Maryland under two operating subleases. In March 2004, the Company entered into a new lease agreement with the primary landlord of its manufacturing facility in Rockville, Maryland. The new agreement extends the lease of the premises through February 28, 2009, or 28 months beyond the expiration of the original sublease. Additionally, the new lease provides for tenant improvements to be made in connection with the Company's consolidation of its manufacturing operations at this facility in the amount of approximately $250,000. The base rent for the tenant improvements is approximately $5,500 per month from March 2004 through October 2006. Following the expiration of the Company's current sublease, the base rent for the facility and tenant improvements from November 2006 through February 2009 will be approximately $40,000 per month. The Company also leases office space in Pleasanton, California under a noncancelable operating lease which expires in June 2007. The Company also leases office and research laboratory space in Vancouver, Washington under a noncancelable operating sublease which expires in May 2007. The Company leased office and manufacturing space in Alameda, California, under a noncancelable operating lease which expired in June 2004.

Total rent expense under these leases was $804,000 and $836,000 for the years ended December 2004 and 2003, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 2004 were (in thousands):

Year ended December 31,
2005                                                                  $   697
2006                                                                      707
2007                                                                      620
2008                                                                      574
2009                                                                       96
Thereafter                                                                  -
                                                                      -------

Total                                                                 $ 2,694
                                                                      =======

(9)   MANDATORILY REDEEMABLE PREFERRED STOCK

At the time of its original incorporation, the Company issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock. The Company is required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which the Company attains $3,000,000 in retained earnings, and funds are legally available. Based on losses accumulated through December 31, 2004, the Company must achieve in excess of $148,000,000 in future retained earnings before any repayment is required. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through June 30, 2003, cumulative preferred dividends totaling $1,636,000 had been charged to stockholders' equity (deficit) to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock. Since the Company's third quarter 2003 adoption of SFAS No. 150, as described in Note 2, cumulative preferred dividends totaling $120,000 and $60,000 for the years ended December 31, 2004 and 2003, repectively, have been charged to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon reincorporation

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


of the Company in Delaware in June 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 2004 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

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

Private Placements

As detailed in the Consolidated Statements of Stockholders' Equity (Deficit) and as discussed below, the Company raised gross proceeds of $10.8 million and $12.5 million in private placement transactions with accredited investors who purchased 26,970,000 and 28,333,333 shares of its common stock during 2004 and 2003, respectively.

On July 31, 2003, when the market price of its common stock was $0.18 the Company entered into a financing agreement with Marr Technologies B.V. ("Marr") pursuant to which it issued 8,333,333 restricted shares of its common stock priced at $0.30 for aggregate proceeds of $2.5 million. The Company's stock just prior to the announcement had been trading in a range between $0.11 and $0.12 per share. The agreement contained a 12 month lock-up (holding period) provision. In conjunction with the investment, Marr was given the right to nominate two mutually-agreeable individuals for appointment to the Company's Board of Directors. During 2004 two Directors initially nominated by Marr were appointed to the Company's Board of Directors. The two companies also signed a Memorandum of Understanding to form a joint venture in China, with the intent of creating a platform for manufacturing, distributing and selling the Company's products in China. On September 2, 2003, when the market price of the Company's stock was $0.82, the Company announced that it had entered into an additional $10 million equity financing agreement with Marr in which the Company issued 20,000,000 restricted shares of its common stock priced at $0.50 per share. This agreement also contained a 12 month lock-up provision. The shares issued to Marr were included in the Company's June 15, 2004 registration statement, which became effective on July 8, 2004.

On May 28, 2004, when the market price of its common stock was $0.50 per share and pursuant to Regulations S and D, the Company issued 15,750,000 restricted shares of its common stock and warrants to purchase an aggregate of 5,512,500 shares of its common stock to 6 unaffiliated investors and received gross proceeds of $6,300,000. Under the terms of the Marr Credit Facility, which provided Marr participation rights in subsequent financings on the same terms as other investors, Marr invested $3,000,000 in this private placement and the Company issued to Marr 7,500,000 restricted shares of its Common Stock and warrants to purchase 2,625,000 shares of its common stock. Under the terms of the subscription agreement, each investor received warrants to purchase the Company's common stock in an amount equal to 35% of the number of shares purchased in the private placement. The Company also issued warrants to purchase an additional 630,000 shares of its Common Stock pursuant to placement agent agreements. The warrants are exercisable at a price of $0.50 per share for a period of five years from the May 28, 2004 date of issuance. The Company included the shares issued in the May 2004 private placement and the shares underlying the related warrants in the registration statement it filed on June 15, 2004 and which was declared effective on July 8, 2004.

On July 9, 2004, when the market price of the Company's common stock was $0.615 per share and pursuant to Regulation D, the Company issued 3,720,000 restricted shares of its Common Stock and warrants to purchase an aggregate of 2,604,000 shares of its common stock to 5 unaffiliated investors and received gross proceeds of $1,488,000. The Company also issued warrants to purchase an additional 148,800 shares of its Common Stock pursuant to placement agency agreements. The warrants are exercisable at a price of $0.50 per share for a period of five years from the July 9, 2004 date of issuance. The Company included the shares issued in the July private placement and the shares underlying the warrants in its July 16, 2004 registration statement, which was declared effective on July 28, 2004.

Based on the results of an independent valuation, the Company valued the warrants issued in the May and July 2004 private placements at inception at $0.4121 per share, yielding an aggregate value of approximately $4,427,000. The Company determined the value based on the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 2.70%, estimated term of 2.5 years and stock price volatility of 118.887%. The Company evaluated the anti-dilution provisions of the warrants in accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivitave Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock and determined that the warrants should be classified as equity.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


The securities purchase agreements for both the May 2004 and July 2004 private placements (the "2004 PIPEs") provide the respective investors with participation rights on the same terms and conditions as other investors in any subsequent financing transactions the Company may complete within one year of the closing of these placements. With the exception of warrants acquired by Marr, the exercise of the warrants is subject to an ownership limitation of 9.99%.

Anti-dilution provisions in 2004 PIPEs

The securities purchase agreements in each of the 2004 PIPE transactions contain anti-dilution provisions that could require the Company to issue additional shares of common stock to the investors if the Company raises additional equity financing at a price below $0.40 per share in the year following the closing of the transactions, except under the provisions of previously outstanding convertible debt, option or warrant agreements. Should the Company close a financing transaction at a per share price below the $0.40 trigger price, the securities purchase agreements' anti-dilution provisions require that it issue to the investors for no additional consideration an additional 25,000 shares per each million shares purchased in the 2004 PIPEs for each $0.01 decrease below the $0.40 trigger price. Had the Company completed a financing of any size at the $0.39 market price of its common stock at December 31, 2004, it would have been required to issue approximately 674,000 additional shares of its common stock. The Company determined that the anti-dilution provisions of the securities purchase agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense. Based on the results of an independent valuation of the obligations, the Company determined that the value of the anti-dilution obligations under the securities purchase agreements was not significant at the inception of the agreements in May and July 2004. This is because the obligations were limited to a one-year period, and, as of May and July 2004, it was determined to be unlikely that the Company would have to seek additional financing during this period at an offering price that would require the issuance of anti-dilution shares.

As of December 31, 2004, however, the Company was contemplating an additional round of financing in the first quarter of 2005. Accordingly, the anti-dilution obligations were revalued at $1.68 million at December 31, 2004, and recorded as a liability, with a corresponding charge to non-cash interest expense. The value of the anti-dilution obligations was based on the market value of the shares that would be issuable to investors using the offering price of the then-contemplated 2005 financing.

The warrant agreements in the May and July 2004 PIPE offerings also include anti-dilution provisions that provide for repricing the shares issuable under the warrants and for a grant of additional warrants should the Company complete certain equity financing transactions at a price lower than $.40 per share within a one-year period. The warrant anti-dilution provision uses a different formula than that used under the securities purchase agreements to calculate share repricing and number of additional warrants. The warrant anti-dilution formula gives weight to the size of the offering and the total number of shares of the Company's common stock outstanding after the offering.

Based on the results of an independent valuation of the warrant anti-dilution provision, the Company determined that the value of the warrants at the inception of the warrant agreements was not predominantly based on its anti-dilution rights. Had the Company raised an additional $5 to $10 million financing at December 31, 2004, when the market price of its common stock was $.39 per share, the required warrant anti-dilution adjustments would not have been significant. The Company would have been obligated to reprice the shares issuable under the warrants from $.50 per share to $.49 per share, and to issue additional warrants for an aggregate of 219,200 common shares at $.49 per share.

Refer to Note 18, Subsequent Events, for a description of additional financing completed in March 2005 and an amendment to the anti-dilution provisions of the 2004 PIPEs.

Other warrants, options and stock grants

During 2003, the Company entered into contracts and extended certain other contracts with existing consultants to perform various legal, business advisory, marketing and distribution functions. The Company issued warrants to purchase an aggregate of 4,463,834 shares of its common stock as compensation for these services. During 2003, the consultants exercised warrants to purchase 4,263,834 shares of the Company's common stock and the Company received proceeds of $2,707,000. The warrants were non-forfeitable and fully-vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


                                                           Low          High
                                                       ----------    ----------
Exercise price per share                                  $0.080         $1.50
Market price of Calypte's stock on date of issuance        $0.18         $2.01
Assumptions:
   Expected dividend yield                                  0.0%          0.0%
   Risk free rate of return                                0.92%         1.86%
   Contractual life                                     3 months     24 months
   Volatility                                            131.35%       411.50%
Fair Market Value                                          $0.11         $1.46


Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash selling, general and administrative expense in the amount of $2.8 million attributable to these warrants at the date of grant in 2003.

In addition to the warrants and options described above, during 2003, the Company also issued stock grants for approximately 3,637,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense and royalty expense of $2,407,000 and $305,000 respectively, based on the intrinsic value of the stock on the date of grant.

During 2004, consultants exercised warrants granted in 2003 to purchase 100,000 shares of the Company's common stock and the Company received proceeds of $18,000.

During 2004, the Company issued stock grants for approximately 808,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense and royalty expense of $486,000 and $305,000, respectively.

Intellectual Property and Equipment Purchase Using Stock

On September 30, 2004, when the market price of the Company's common stock was $0.39 per share and pursuant to Regulation S, the Company entered into a licensing, technology transfer and equipment purchase agreement (License Agreement) pursuant to which the Company is required to pay to the licensor an aggregate of 1,232,840 Euros (approximately US $1,500,000) to acquire certain licenses and manufacturing equipment. On September 30, 2004, the Company issued 1,172,205 restricted shares of its common stock having a value of approximately $469,000 to the licensor, representing approximately $373,000 attributable to technology license and $96,000 attributable to the equipment purchase. The Company included the shares issued in a registration statement that became effective on December 29, 2004. The Company paid the next installment of 100,000 Euros (approximately $134,000) in cash in December 2004. The Company recorded the contractual amount attributable to the technology license as an intangible asset and the corresponding amounts payable as an accrued expense. The Company recorded the value of the stock issued as a deposit for the equipment as Other Assets, pending delivery of the equipment.

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


(11)  INCENTIVE STOCK AND STOCK OPTIONS PLANS

Stock option grants to employees are generally issued with an exercise price equal to the market price at the grant date. To the extent that the market price of the common stock exceeds the exercise price of the options, the Company recognizes deferred compensation for the intrinsic value in accordance with APB 25 and FIN 44. The Company amortizes deferred compensation on a straight-line basis over the vesting period of the option.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


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

Stock bonuses and awards reflect shares of the Company's common stock granted to employees and consultants. Compensation expense is recognized at the time of grant, and is determined based on the number of shares awarded and the closing market price at the date of the award, in accordance with APB 25.

2004 Incentive Plan

At the annual stockholders' meeting in June 2004, the Company's stockholders approved the adoption of the Company's 2004 Incentive Plan (the 2004 Plan) to replace the Company's 2000 Equity Incentive Plan (the 2000 Incentive Plan), for which only a small number of authorized shares remained available for grant. The stockholders authorized 30,000,000 shares for awards from the 2004 Plan. The Compensation Committee of the Company's Board of Directors administers the Plan. The Board of Directors may amend or modify the 2004 Plan at any time. It will expire in June 2014, unless terminated earlier by the Board of Directors.

Under the terms of the 2004 Plan, the Compensation Committee may grant nonstatutory stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and stock bonuses to employees, including directors who are employees, non-employee directors, and consultants. The Compensation Committee may grant incentive stock options only to employees.

Nonstatutory stock options may be granted under the 2004 Plan at a price less than the fair market value of the common stock on the date the option is granted. Incentive stock options may not be granted under the 2004 Incentive Plan at a price less than 100% of the fair market value of the common stock on the date the option is granted. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all classes of stock of the Company are granted at an exercise price not less than 110% of the fair market value of the common stock. Options granted to employees under the 2004 Plan generally vest monthly over periods of up to three years, as specified in the option agreements. The term of nonstatutory and incentive stock options granted is 10 years or less from the date of the grant, as provided in the option agreements.

The 2004 Plan permits the granting of stock appreciation rights in conjunction with all or part of a stock option granted under the 2004 Plan. In the case of a nonstatutory stock option, such rights may be granted either at or after the date of grant of such option. In the case of an incentive stock option, such rights may be granted only at the date of grant of such option. Stock appreciation rights will be exercisable only at such time and to the extent that the stock options to which they relate are exercisable. Upon exercise of a stock appreciation right, a participant will receive an amount equal to the product of
(a) the excess of the fair market value of one share of Common Stock over the exercise price per share specified in the related stock option times (b) the number of shares in respect of which the stock appreciation right shall have been exercised, in cash, shares of Common Stock or both, with the Compensation Committee having the right to determine the form of payment.

The 2004 Plan permits the Compensation Committee to include in any award a dividend equivalent right entitling the participant to receive amounts equal to all or any portion of the dividends that would be paid on the shares of common stock covered by the award if such shares had been delivered pursuant to the award. The Compensation Committee will determine whether the payment of dividend equivalent rights will be made in cash, in shares of common stock or in another form, whether they shall be conditioned upon the exercise of the award to which they relate, the time at which they shall be made, and such other terms and conditions as the Committee considers appropriate.

The 2004 Plan permits the granting of or offering for sale restricted shares of common stock and restricted stock units in such amounts and subject to such terms and conditions as the Compensation Committee may determine. Upon receipt of restricted shares of common stock, the participant has the rights of a shareholder with respect to the restricted stock, subject to any restrictions and conditions that the Compensation Committee may impose. On the delivery date of a restricted stock unit, the participant receives one share of common stock or cash equal in value to a share of common stock or a combination thereof, as specified by the Compensation Committee. No more than a total of 8,000,000 shares of common stock are available for delivery as restricted stock and restricted stock units.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


The 2004 Plan permits the Compensation Committee to grant other types of equity-based or equity-related awards (including the grant or offer for sale of unrestricted shares of Common Stock) in such amounts and subject to such terms and conditions as the Compensation Committee may determine. Such awards may entail the transfer of actual shares of Common Stock to participants or payment in cash or otherwise of amounts based on the value of shares of Common Stock.

The 2004 Plan permits the Compensation Committee to grant Incentive awards in such amounts and subject to the achievement of performance goals and other terms and conditions as the Committee may determine. Incentive awards will be granted and administered to comply with the requirements of Section 162(m) of the Internal Revenue Code. After the term for the applicable performance period has ended, the participant will be entitled to payment based on the level of achievement of the performance goals set by the Compensation Committee. The Compensation Committee will certify the achievement of the performance goals in writing before the incentive award is settled. At the discretion of the Compensation Committee, the settlement of incentive awards may be in cash, shares of common stock, or in some combination thereof.

The Compensation Committee may grant to a participant a specified amount for the purpose of assisting the participant to pay taxes resulting from the grant of an award.

The Company records deferred compensation related to options granted to non-employees and options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. The Compensation Committee granted only nonstatutory and incentive stock options at market from the 2004 Plan during 2004 and only to employees. Accordingly, the Company recorded no deferred compensation in 2004 with respect to awards granted from the 2004 Plan.

The following table summarizes 2004 option activity for the 2004 Plan:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                 OPTIONS        EXERCISE PRICE
                                                ===========     ==============
Granted                                          18,468,000      $     0.580
Cancelled                                           (60,000)           0.390
                                               -----------

Outstanding as of December 31, 2004              18,408,000      $     0.580
                                               ===========

Exercisable as of December 31, 2004              11,506,168      $     0.585
                                               ===========

The following table summarizes the per share weighted-average fair value of stock options granted during 2004, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

Per share weighted-average fair value of options granted                $0.516
Expected dividend yield                                                  0.00%
Risk-free interest rate                                                  4.72%
Volatility                                                             210.79%
Expected life                                                      10.00 years

2000 Equity Incentive Plan

In June 2000, the Company's Board of Directors and stockholders approved the adoption of the Company's 2000 Equity Incentive Plan (the "2000 Incentive Plan") to replace the Company's 1991 Incentive Stock Plan, which expired in April 2001. At the Annual Meeting of Stockholders in May 2003, the Company's stockholders approved an increase to 10,000,000 shares in the number of shares of the Company's common stock authorized for issuance under this plan. The Compensation Committee of the Company's Board of Directors administers the Plan. The Board of Directors may amend or modify the 2000 Incentive Plan at any time. It has been replaced by the 2004 Plan, but has not been formally terminated by the Board of Directors.

Under the terms of the 2000 Incentive Plan, nonstatutory stock options, restricted stock and stock bonuses may be granted to employees, including directors who are employees, non-employee directors, and consultants. Incentive stock options may be granted only to employees.

Nonstatutory stock options may be granted under the 2000 Incentive Plan at a price less than the fair market value of the common stock on the date the option is granted. Prior to the amendment of the 2000 Incentive Plan approved by the Company's stockholders at the May 2003 Annual Meeting of Stockholders, nonstatutory stock options could not be granted at a price less than 85% of the fair market value of the common stock on the grant date. Incentive stock options may be not be granted under the 2000 Incentive Plan at a price less than 100% of the fair market value of the common stock on the date the option is granted.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


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

The Company records deferred compensation related to options granted to non-employees and options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. For the years ended December 31, 2004 and 2003, the Company recorded deferred compensation of $(2,000) and $10,000, respectively, for certain of the Company's common stock options granted under the Stock Plan. This amount is amortized over the relevant period of service. The amortized compensation expense for the years ended December 31, 2004 and December 31, 2003 was $1,000 and $3,000, respectively. The Company recorded compensation expense of $148,000 and $94,000, respectively, attributable to stock bonus awards of 295,006 shares of common stock granted during 2004 and 48,667 shares of common stock granted during 2003. Compensation expense attributable to stock bonuses is determined by multiplying the closing market price of the Company's common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock bonuses was $0.51 in 2004 and $1.92 in 2003.

The following  table  summarizes  option grant activity under the 2000 Incentive
Plan:

                                                                          WEIGHTED
                                                                           AVERAGE
                                                         OPTIONS       EXERCISE PRICE
                                                       ==========      ==============
Outstanding as of December 31, 2002                        57,411        $   3.74
Granted                                                 8,528,626            0.33
Exercised                                              (1,426,510)           0.38
Cancelled                                                (562,778)           0.36
                                                       ----------

Outstanding as of December 31, 2003                     6,596,749        $   0.35
Granted                                                 1,454,080            0.48
Exercised                                                (418,622)           0.10
Cancelled                                                (321,924)           0.47
                                                       ----------

Outstanding as of December 31, 2004                     7,310,283        $   0.38
                                                       ==========

Exercisable as of December 31, 2003                     2,431,636        $   0.34

Exercisable as of December 31, 2004                     6,132,719        $   0.35

As of December 31, 2004, 152,722 shares of common stock were available for grant under the 2000 Incentive Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2004 and 2003, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                                2004           2003
                                                             =========      =========
Per share weighted average fair value of options granted     $   0.672      $   0.336
Expected dividend yield                                           0.00%          0.00%
Risk-free interest rate                                           2.91%          3.44%
Volatility                                                       268.4%         226.1%
Expected life                                                5.9 years      8.0 years

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


1991 Incentive Stock Plan

In April 1991, the Company's Board of Directors approved the adoption of the Company's Incentive Stock Plan (the Stock Plan). A total of 141,366 shares of common stock were reserved for issuance under the Stock Plan. Since the adoption of the 2000 Equity Incentive Plan in June 2000, no additional shares have been granted from the Stock Plan. At December 31, 2003, there were no shares of common stock available for grant under the Stock Plan. There was no activity in the Stock Plan during 2004.

The following table summarizes activity under the Stock Plan during 2003 and 2004:

                                                                          WEIGHTED
                                                                           AVERAGE
                                                        OPTIONS        EXERCISE PRICE
                                                       ==========      ==============
Outstanding as of December 31, 2002                        6,756         $111.31
Cancelled                                                   (500)         210.00
                                                         -------

Outstanding as of December 31, 2003 and 2004               6,256         $103.42
                                                         =======

Exercisable as of December 31, 2003 and 2004               6,256         $103.42


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

The following table summarizes activity under the Director Option Plan:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                      OPTIONS       EXERCISE PRICE
                                                    ==========      ===============
Outstanding as of December 31, 2002                    20,681         $    39.56
Granted                                               631,667               0.33
Exercised                                              (8,333)              0.32
Cancelled                                            (206,335)              0.87
                                                   ----------

Outstanding as of December 31, 2003                   437,680         $     1.93
Granted                                             1,000,000               0.58
Exercised                                                  --                 --
Cancelled                                                  --                 --
                                                   ----------

Outstanding as of December 31, 2004                 1,437,680         $     0.99
                                                   ==========

Exercisable as of December 31, 2003                   271,004         $     2.93

Exercisable as of December 31, 2004                 1,437,680         $     0.99


As of December 31, 2004, 553,962 shares of common stock were available for grant under the Director Option Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2004 and 2003, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                                                                   2004              2003
                                                                =========         =========
Per share weighted-average fair value of options granted        $   0.580         $   0.332
Expected dividend yield                                              0.00%             0.00%
Risk-free interest rate                                              4.13%             3.57%
Volatility                                                         213.95%            217.1%
Expected life                                                   10.0 years        10.0 years

2003 Non-Qualified Stock Option Plan

In June 2003, the Company's Board of Directors authorized and the Company registered a total of 10,000,000 shares of its common stock under a Form S-8 Registration Statement for issuance under the Company's 2003 Non-Qualified Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, at the discretion of the Board of Directors, shares may be awarded in consideration of services rendered to the Company. Options or awards may be granted under this plan only to non-officer employees and consultants. The 2003 Plan is no longer active as all authorized shares have been granted as options or stock awards, and all options have been exercised. In 2003, the Company granted options to purchase an aggregate of 7,227,500 shares of its common stock at an average exercise price of $0.16 per share. All of the options granted in 2003 were exercised in 2003. The weighted-average fair value of stock options granted during 2003 was determined to be $0.114 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield                                                0.00%
Risk-free interest rate                                               0.918%
Volatility                                                            156.1%
Expected life                                                     0.22 years

The Company granted no stock options from the 2003 Plan in 2004.

The Company also granted stock awards from the 2003 Plan for an aggregate of 82,978 and 2,689,552 shares of its common stock during 2004 and 2003 and recorded compensation expense of $45,000 and $788,000, respectively. Compensation expense attributable to stock awards is determined by multiplying the closing market price of the Company's common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock awards was $0.50 and $0.36 in 2004 and 2003, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004 under the 2004 Incentive Plan, the 2000 Equity Incentive Plan, the 1991 Incentive Stock Plan, and the 1995 Director Option Plan.

                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                              =============================================    ================================
                                                    WEIGHTED
                                                   -AVERAGE      WEIGHTED         NUMBER            WEIGHTED
                                    NUMBER         REMAINING     -AVERAGE      EXERCISABLE          -AVERAGE
                                 OUTSTANDING        YEARS TO     EXERCISE          AT               EXERCISE
RANGE OF EXERCISE PRICES         AT 12/31/04       EXPIRATION     PRICE          12/31/04            PRICE
===============================================================================================================
$0.010 -   $0.300                 1,025,279           4.68       $   0.150         723,614       $      0.113
$0.320 -   $0.320                 5,657,982           6.38       $   0.320       5,324,281       $      0.320
$0.390 -   $0.560                   443,000           9.46       $   0.500         210,392       $      0.558
$0.585 -   $0.585                18,800,000           9.46       $   0.585      12,300,000       $      0.585
$0.060 - $210.00                  1,235,958           8.58       $   1.912         524,530       $      3.540
                                 ----------                                     ----------

$0.010 - $210.00                 27,162,219           8.60       $   0.572      19,082,823       $      0.574
                                 ==========                                     ==========


1995 Employee Stock Purchase Plan

In December 1995, the Company's Board of Directors approved the Company's Employee Stock Purchase Plan (ESPP). The ESPP is intended to qualify under
Section 423 of the Internal Revenue Code (the Code). At the Annual Meeting of Stockholders in May 2003, the Company's stockholders approved an increase to 1,000,000 shares in the number of shares of the Company's common stock authorized for issuance under this plan. Under the ESPP, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of an offering period under the ESPP or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Each offering period lasts for twenty four months; stock purchases occurred on June 30 and December 31 in both 2003 and 2004. During the years ended December 31, 2004 and 2003, employees purchased 35,931 shares and 18,192 shares, respectively, under the ESPP. Cumulative purchases under the ESPP through December 31, 2004 totaled 64,311 shares, leaving 935,689 shares reserved for future purchases.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


(12)  SECTION 401(K) PLAN

Effective January 1, 1995, the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under
Section 401(k) of the Internal Revenue Code. Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The Company matched participant's contributions up to the first $2,000 during 2003, for approximately $98,000. The Company contributed $11,000 to the 401(k) Plan during 2004, which was allocated to participants in proportion to their participation during 2004.

(13)  INCOME TAXES

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                                      2004            2003
                                                                     -------         -------
Computed expected tax expense                                         (5,871)         (8,960)
Losses and credits for which no benefits have been recognized          5,861           8,950
Meals and entertainment expenses, and officers life
  insurance not deductible for income tax purposes                        11              11
State tax expense, net of federal income tax benefit                       1               1
                                                                     -------         -------

                                                                     $     2         $     2
                                                                     =======         =======


The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

                                                                        December 31,
                                                                   2004             2003
                                                                 --------         --------
Deferred tax assets:
    Employee benefit reserves, including accrued vacation        $     55         $     46
    and bonuses
    Start-up and other capitalization                                 439              556
    Fixed assets, due to differences in depreciation                 (231)             300
    Deferred rent and revenue                                          29              199
    Net operating loss carryovers                                  48,479           44,070
    Research and development credits                                1,850            1,576
    Other                                                           1,565              622
                                                                 --------         --------

Total gross deferred tax assets                                    52,186           47,369
Valuation allowance                                               (52,186)         (47,369)
                                                                 --------         --------

Net deferred tax assets                                                --               --
                                                                 ========         ========


The net change in the valuation allowance for the years ended December 2004 and 2003 was an increase of $4,817,000 and $10,419,000, respectively. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $171,000 of deferred tax assets will be creditable to additional paid-in capital.

As of December 31, 2004, the Company had federal tax net operating loss carryforwards of approximately $137,210,000, which will expire in the years 2005 through 2024. The Company also has federal research and development credit carryforwards as of December 31, 2004 of approximately $1,371,000, which will expire in the years 2005 through 2024.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


State tax net operating loss carryforwards were approximately $31,316,000 and state research and development credit carryforwards were $710,000 as of December 31, 2004. The state net operating loss carryforwards will expire in the years 2005 through 2014 and the state research and development credits will carryforward indefinitely.

The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code.

(14)  ROYALTY AND LICENSE AGREEMENTS

The Company has entered into arrangements with various organizations to receive the right to utilize certain patents and proprietary rights under licensing agreements in exchange for the Company making certain royalty payments based on sales of certain products and services. The royalty obligations are based on a percentage of net sales of licensed products and include minimum annual royalty payments under some agreements. The Company pays royalties to five entities on its urine-based screening test and to one entity on its serum- and urine-based Western Blot supplemental tests. The patents underlying the royalties expire between 2004 and 2009. There are minimum payments required by certain of the agreements that apply regardless of the amount of actual sales. The Company did not make all of the required minimum and sales-based payments for 2004 or 2003. As discussed in Note 5, during 2004 the Company has entered into license agreements for technology and materials required to commercialize its rapid tests. In addition to the initial or base license payments, the agreements also contain a royalty on sales component based on sales of the Company's rapid test products.

At December 31, 2004, while the Company is essentially current under the terms of its contracts or negotiated payment plans, it is approximately $236,000 in arrears on the payment of royalties under certain of the licensing agreements covering its ELISA tests. Under certain of the Company's licensing agreements, the patent holder or other organization granting rights to the Company has the right to revoke the license for non-payment of royalties. Should the patent holder or other granting organization take that step, the Company could find it necessary to modify its manufacturing practices or change its business plan. In September 2003, the Company issued 500,000 shares of its common stock valued at the date of issuance at approximately $610,000 to one of its licensors to maintain its exclusivity under certain license agreements for the years 2003 and 2004. The portion applicable to exclusivity during 2004 was recorded as a prepaid expense at December 31, 2003 and amortized as a royalty expense during 2004.

(15)  EMPLOYMENT AND CONSULTING AGREEMENTS

In January 2004, the Company entered into a three year employment agreement with an officer that included an annual salary of $250,000 and, subject to the approval of the Company's stockholders of the 2004 Incentive Plan, the grant of options to purchase 5,000,000 shares of the Company's common stock. Upon the stockholders' approval of the 2004 Incentive Plan on June 22, 2004, the option was granted with an exercise price of $0.585 per share. The options are exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term. In the event the Company should terminate the officer for other than cause prior to the expiration of the employment agreement, the officer is entitled to the remaining payments due for the full term of the agreement.

In June 2003, the Company entered into a five year employment agreement with a director and officer of the Company that included a base annual salary of $350,000. On January 20, 2004 the officer resigned as an officer and as a member of the Company's Board of Directors. The Company entered into a Separation Agreement and Release with the officer wherein he was paid a severance equal to one year's salary and was vested in options to purchase 750,000 shares of the Company's common stock exercisable at $0.32 granted to him in January 2004 from the Company's 2000 Equity Incentive Plan.

In January 2003, the Company entered into a twelve month employment agreement, with automatic renewal options, with an officer of the Company that included a base salary of $200,000, and the grant of options to purchase 83,333 shares of the Company's common stock at an exercise price of $1.50 per share, subject to stockholder approval of amendments at the 2003 Annual Meeting of Stockholders to the Company's 2000 Equity Incentive Plan. These options were to be fully vested on the grant date. The officer had previously been granted options to purchase an aggregate of 25,000 shares of the Company's common stock in 2001 and 2002, pursuant to an earlier consulting contract. In the fourth quarter of 2002, the officer agreed to cancel all outstanding options previously granted to him. The officer was granted 25,000 fully-vested options at an exercise price of $0.32 per share, the market price of the Company's stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. The options granted conditionally under the Employment Agreement were also granted as fully vested at $0.32 per share on May 29, 2003. Additionally, on May 29, 2003, the officer was also granted fully-exercisable options to purchase 24,038 shares of the Company's stock at $0.01 per share, in recognition of a salary deferral arrangement, and options to purchase 625,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant. On June 22, 2004, upon the approval by the Company's stockholders of the 2004 Incentive Plan, the officer was granted options to purchase 1,500,000 shares of the Company's common stock at $0.585 per share. The options are exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


In May 2002, in conjunction with a financing proposal, the independent members of the Company's Board of Directors appointed a new Executive Chairman and entered into a five year employment agreement with him. The employment agreement specified an annual salary of $400,000 and allowed for annual increases subject to the Company's performance and approval of the Compensation Committee of the Board of Directors. The Company deferred payment of, but accrued as expense, approximately 30% of the Executive Chairman's cash compensation during 2002. The Company continued to defer and accrue this compensation until it was paid during the third quarter of 2003. The agreement also specified that the Executive Chairman was entitled to receive his base salary for at least twelve months, in the event the Company terminated his employment other than for cause. As specified in the employment agreement, on May 10, 2002, when the market price of the Company's common stock was $0.90 per share, the Executive Chairman was granted fully-vested options to purchase 65,556 shares of the Company's common stock at $0.45 per share and options to purchase 200,000 shares of the Company's common stock at $0.90 per share, with the option to purchase 100,000 shares vested immediately and the option to purchase the remainder vested on the one-year anniversary of the option grant. The options had a five-year term. In the fourth quarter of 2002, the Company renegotiated the terms of the option grant contained in the employment agreement, canceling all but 30,000 of the options granted at $0.90. The Executive Chairman was granted 235,556 fully-vested options at an exercise price of $0.32 per share, the market price of the Company's stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. On May 29, 2003, the Executive Chairman was also granted fully-exercisable options to purchase 256,785 shares of the Company's stock at $0.01 per share, in recognition of an additional salary deferral arrangement, and options to purchase 2,000,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and had a ten year term. On June 22, 2004, upon the approval by the Company's stockholders of the 2004 Incentive Plan, the Executive Chairman was granted options to purchase 5,000,000 shares of the Company's common stock at $0.585 per share. The options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and had a ten year term. The Executive Chairman resigned effective November 15, 2004 as the Company's Executive Chairman and as a member of the Company's Board of Directors. Under the terms of a Separation and Consulting Agreement and Release of Claims, the Company entered into a consulting arrangement that extends through November 15, 2006 under which it agreed to pay approximately $1 million, of which approximately half was to be a non-cash payment, and to accelerate vesting of all his then-unvested options. At December 31, 2004, the Company has accrued the liability under the terms of the Separation Agreement.

In October 2002, the Company entered into a new five-year agreement with a former officer and director that included an annual salary of $300,000, subject to annual review. The previous agreement, which commenced in October 1999, provided for an initial annual salary of $220,000, subject to annual increases. In conjunction with the new agreement, the Company also granted the officer options to purchase 146,667 shares of common stock, at an exercise price of $2.40, subject to stockholder approval of amendments at the 2003 Annual Meeting of Stockholders to the Company's 2000 Equity Incentive Plan. These options were to be fully vested on the grant date. In February 2003, the exercise price of this option was reduced to the lesser of $1.50 per share or the market price on the grant date. In the fourth quarter of 2002, the officer agreed to cancel all outstanding options previously granted under the 1991 Incentive Stock Plan and the 2000 Equity Incentive Plan, an aggregate of 62,573 options. The officer was granted 62,573 fully-vested options at an exercise price of $0.32 per share, the market price of the Company's stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. The options granted conditionally under the Employment Agreement were also granted as fully vested at $0.32 per share on May 29, 2003. Additionally, on May 29, 2003, the officer was also granted fully-exercisable options to purchase 85,236 shares of the Company's stock at $0.01 per share, in recognition of a salary deferral arrangement, and options to purchase 1,250,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant. Under the terms of a Separation Agreement, Mutual Release and Waiver of Claims, the officer resigned effective June 2, 2003 as the Company's President and Chief Executive Officer and effective June 27, 2003 as a member of the Company's Board of Directors. Under the terms of the Separation Agreement, the Company agreed to pay approximately $313,000 over a period of up to one year and to permit previously issued options to vest in accordance with the terms of their grants.

In April 2003, the Company entered into a three-year consulting agreement for advisory and other services related to the marketing, distribution and sale of its products. The agreement obligates the Company to pay the consultant an aggregate of $3,000,000 in cash as follows: $750,000 in 2003, $1,000,000 in both 2004 and 2005, and $250,000 in 2006; and an aggregate of 200,000 shares of its common stock. At December 31, 2004, the Company had paid an aggregate of $1,000,000 pursuant to the contract and had accrued the remaining liability for the balance due through 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


(16)  RELATED PARTY TRANSACTIONS

As described in Note 7, in August 2001, the Company issued a $400,000 8.5% Promissory Note to the parent company of its then-largest stockholder. The Company renegotiated the note during 2001, 2002 and subsequently in 2003. This note was repaid in 2003. Also as discussed in Note 7, the Company entered into a Note Purchase Agreement with its largest stockholder in 2003 that it subsequently modifed during 2004. The Company issued no notes under this facility prior to its December 31, 2004 expiration.

In connection with the aggregate $12.5 million investments by Marr Technologies BV during 2003, the Company signed a Memorandum Of Understanding to create a joint venture in China to market the Company's current and future products. Additionally, the Nominating Committee of the Company's Board of Directors agreed to grant Marr the right to nominate two mutually-agreeable representatives to the Company's Board of Directors. During 2004, two directors initially nominated by Marr were added to the Company's Board of Directors.

In November 2003, the joint venture, Beijing Calypte Biomedical Technology Ltd., was formed, with the Company owning 51% of its stock.

(17)  COMMITMENTS AND CONTINGENCIES

The Company does not, in the normal course of business, enter into significant purchase contracts for materials or supplies. As discussed in Note 10, in September 2004, the Company entered into a licensing, technology transfer and equipment purchase agreement pursuant to which it issued stock valued at approximately $96,000 as a deposit for the purchase of specified manufacturing equipment to be acquired for an aggregate purchase price of 233,000 Euros (approximately $300,000).

The Company is a party to a lawsuit which has arisen in the ordinary course of business. The Company believes that the outcome of such lawsuit will not have a material adverse effect on its business, financial condition or results of operations. The Company has product liability and general liability insurance policies in amounts that it believes to be reasonable given its current level of business. Although historically the Company has not paid any product liability claims, it is conceivable that it could incur claims for which it is not insured.

(18)  SUBSEQUENT EVENTS

CONSULTING AGREEMENT

On February 9, 2005, the Compensation Committee of the Company's Board of Directors approved a consulting contract under which the Chairman of the Board of Directors will provide certain strategic and advisory services to the Company through July 31, 2005 (the "Consulting Contract"). Under the terms of the Consulting Contract and concurrent with its approval by the Compensation Committee, the Company granted to its Chairman immediately exercisable options to purchase 850,000 shares of its common stock at an exercise price of $0.35 per share, which was the market price of the Company's common stock on the date the option was granted. The options have a life of ten years and were granted pursuant to the Company's 2004 Incentive Plan.

FINANCING ACTIVITIES

January 2005 Promissory Note

On January 14, 2005, the Company issued an unsecured $2 million promissory note to Marr Technologies BV (Marr), its largest stockholder, which was funded on January 18, 2005. The promissory note bears interest at a rate of 7% per annum and was payable in full no later than March 31, 2005. On March 30, 2005, the Company and Marr agreed to extend the maturity date of the note until April 30, 2005.

 PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
            ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        CALYPTE BIOMEDICAL CORPORATION
                                        (Registrant)

                                        /s/ J. Richard George
                                        -------------------------------------
                                        By: J. RICHARD GEORGE
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date: March 31, 2005


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

                 SIGNATURE                                         TITLE                                       DATE
--------------------------------------------------------------------------------------------------------------------------

             /s/ Roger I. Gale                 Chairman of the Board of Directors                         March 31, 2005
===========================================
               ROGER I. GALE


          /s/ J. Richard George                President, Chief Executive Officer                         March 31, 2005
===========================================
             J. RICHARD GEORGE


         /s/ Richard D. Brounstein             Executive Vice President and Chief Financial               March 31, 2005
===========================================    Officer (Principal Financial and Accounting
           RICHARD D. BROUNSTEIN               Officer)



           /s/ John J. DiPietro                Director                                                   March 31, 2005
===========================================
             JOHN J. DIPIETRO


             /s/ Paul Freiman                  Director                                                   March 31, 2005
===========================================
               PAUL FREIMAN


        /s/ Julius R. Krevans, M.D.            Director                                                   March 31, 2005
===========================================
          JULIUS R. KREVANS, M.D.


           /s/ Maxim A. Soulimov               Director                                                   March 31, 2005
===========================================
             MAXIM A. SOULIMOV