Form 10KSB/A
period 2004-12-31
CALYPTE BIOMEDICAL CORP
filed 2005-04-07
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                              FORM 10-KSB/A (NO.1)


(MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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


Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                         CALYPTE BIOMEDICAL CORPORATION
                              FORM 10-KSB/A (NO. 1)
                                      INDEX


                                                                                                                   PAGE
                                                                                                                    NO.
                                                                                                                   ----
PART I.
Item 1.     Business                                                                                                  1
            --------
Item 2.     Properties                                                                                               18
            ----------
Item 3.     Legal Proceedings                                                                                        18
            -----------------
Item 4.     Submission of Matters to a Vote of Security Holders                                                      18
            ---------------------------------------------------
PART II.

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                                19
            -------------------------------------------------------------------------
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations                    32
            -------------------------------------------------------------------------------------
Item 7.     Financial Statements and Supplementary Data                                                              67
            -------------------------------------------
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                     68
            ------------------------------------------------------------------------------------
Item 8A.    Controls and Procedures                                                                                  68
            -----------------------
PART III.

Item 9.     Executive Officers and Directors of the Registrant                                                       69
            --------------------------------------------------
Item 10.    Executive Compensation                                                                                   71
            ----------------------
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters           77
            ----------------------------------------------------------------------------------------------
Item 12.    Certain Relationships and Related Transactions                                                           78
            ----------------------------------------------
Item 13.    Exhibits and Reports on Form 8-K                                                                         79
            --------------------------------
Item 14.    Principal Accountant Fees and Services                                                                   88
            ---------------------------------------
            Signatures                                                                                              S-1
            -----------
            Certifications                                                                                         IV-1
            --------------


Except for the historical information contained in this annual report on Form 10-KSB/A (No.1), the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to obtain additional financing if and when needed, uncertain market acceptance of current and prospective new products for determining the presence of HIV antibodies and our limited experience selling and marketing HIV diagnostic test, as well as the other risks and uncertainties described under "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB/A (No.1). The Company assumes no obligation to update any forward-looking statements contained herein.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-KSB/A (No.1) contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2005. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "plan," "intend," "expect," "goals" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results." We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

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

There can be no assurance that the proceeds from our issuance of $8.0 million of Secured 8% Convertible Notes in the April 2005 Private Placement and the availability of $5.5 million of borrowing capability from 9% promissory notes that we may issue through December 31, 2005 under the terms of a 2005 Credit Facility will be adequate to sustain our operations at expected levels through 2005. See Part I, Item 5 in this Form 10-KSB/A (No.1) for a discussion of our April 2005 financing. We may find it necessary to arrange additional financing to fund our operations and continue to execute our business plan later in 2005 or thereafter. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our potential new products, including our rapid tests. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future.

Our longer-term liquidity and capital requirements are dependent on factors similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2005. In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in one or more existing financing agreements that would result in substantial dilution to our existing stockholders. Further, our pledge of the rights to our assets as collateral security for the issuance of the 8% Notes issued in April 2005 may inhibit our ability to secure financing in the future. There can be no assurance that we will enter into such strategic agreements or secure such financing, or that our stockholders will approve the terms of such agreements or financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

Biomedica             6/03         3 years with 2 year    Uganda,Kenya, Nigeria, Ghana,                             X
  Diagnostics.                     renewal option         Mauritius, Tanzania

Dow Biomedica         10/04        3 years with 2- year   South Korea                                               X
                                   renewal option

Teva Medical Ltd.     12/94        Evergreen              Israel                                                                X

-------------
      (1) All rapid tests and related supplemental tests and the urine-EIA screening and supplemental Western Blot tests are distributed on the basis of country or territory exclusivity. All serum Western Blot and the BED Incidence test products are sold on a non-exclusive basis.

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

                   ADVANTAGES OF ALTERNATIVE FLUIDS OVER BLOOD

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

The table below identifies the primary patent suites that we have acquired for the manufacture of our rapid tests.




ISSUER OF LICENSE                   OWNER                                 DESCRIPTION
-----------------                   -----                                 -----------
     Adaltis, Inc.                  Adaltis, Inc.                         Non-exclusive license for use of HIV-1 and HIV-2 peptide
                                                                          sequences

     Bio-Rad Laboratories and       Institute Pasteur                     Non-exclusive license for use of HIV-2 virus
     Bio-Rad Pasteur
     Abbott Laboratories            Surmodics Corporation                 Non-exclusive sublicense of the Swanson, et al and Guire
                                                                          et al lateral flow patent suite

     Ani Biotech Oy                 Ani Biotech Oy                        Exclusive license for use of rapid test diagnostic
                                                                          platform and sample applicator for certain STDs when
                                                                          urine or oral fluid are sample media; non-exclusive
                                                                          license when blood, serum, plasma or urogenital swabs are
                                                                          sample media



                                                               EXPIRATION - UPON
                                                               EXPIRATION OF PATENT
     ADDITIONAL PROVISIONS                                     IN
     ---------------------                                     -------------------
   Right to make, have made, use and sell Calypte products     2010 - 2012
   throughout the world, except in Canada, utilizing the
   technology described in the patent

   Right to make, have made, use and sell products             2006 - 2015
   utilizing the technology described in the patent

   Right to make, have made, use and sell products             2008 - 2017
   utilizing the technology described in the patent

   Right to make, have made, use and sell products             Pending
   utilizing the technology described in the patent



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


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            EXPIRATION -
                                                                                                            UPON
                                                                                                            EXPIRATION OF
ISSUER OF LICENSE       OWNER              DESCRIPTION                      ADDITIONAL PROVISIONS           PATENT IN:
------------------------------------------------------------------------------------------------------------------------------------
     NYU                NYU                Exclusive license, with a        Right to make, use,             2009
                                           non-exclusive pricing            sell and sublicense
                                           option, for using urine in       products utilizing the
                                           place of blood as a              technology described
                                           specimen sample for              in the patent
                                           detecting HIV
------------------------------------------------------------------------------------------------------------------------------------


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


------------------------------------------------------------------------------------------------------------------------------------
ISSUER OF LICENSE           OWNER                     DESCRIPTION                     ADDITIONAL PROVISIONS        EXPIRATION
------------------------------------------------------------------------------------------------------------------------------------
HIV-1 BED
INCIDENCE EIA
------------------------------------------------------------------------------------------------------------------------------------
     Public Health          Public Health             Non-exclusive license for      Right to make, use and            2014
     Service National       Service                   using the BED-biotin           sell products utilizing
     Center for HIV,                                  peptide,  Controls and         the technology
     STD and TB                                       Calibrator and instructions    described in the
     Prevention                                       for their use                  License Agreement
------------------------------------------------------------------------------------------------------------------------------------


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


                                                                                                                     EXPIRATION -
                                                                                                                     UPON
                                                                                                                     EXPIRATION OF
ISSUER OF LICENSE             OWNER                    DESCRIPTION                      ADDITIONAL PROVISIONS        PATENT IN:
------------------------------------------------------------------------------------------------------------------------------------
URINE WESTERN BLOT
------------------------------------------------------------------------------------------------------------------------------------
     NYU                      NYU                      Exclusive license for using      Right to make, use,          2009
                                                       urine in place of blood as a     sell and sublicense
                                                       specimen sample for              products utilizing the
                                                       detecting HIV                    technology described
                                                                                        in the patent
------------------------------------------------------------------------------------------------------------------------------------
     NIH                      Institute Pasteur        HIV 1 virus                                                   2112
------------------------------------------------------------------------------------------------------------------------------------
SERUM WESTERN BLOT
------------------------------------------------------------------------------------------------------------------------------------
     NIH                      Institute Pasteur        HIV 1 virus                                                   2112
------------------------------------------------------------------------------------------------------------------------------------


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

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

TRADING MARKET AND STOCK SPLIT

Since August 17, 2004, our common stock, par value $0.03 per share, trades on the American Stock Exchange under the symbol "HIV." Prior to August 17, 2004, our stock traded on the NASD OTC Bulletin Board under the symbol "CYPT." High and low quotations reported by the NASD OTC Bulletin Board or the American Stock Exchange, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. All share prices presented in this Annual Report on Form 10-KSB/A (No.1) have been restated to reflect the reverse stock split declared on May 28, 2003.

FISCAL YEAR  (REFLECTS STOCK SPLIT)  QUARTER             HIGH              LOW
----------------------------------   -------             ----              ----
 2004                                 4th            $    0.44         $   0.18
 2004                                 3rd                 0.74             0.36
 2004                                 2nd                 0.67             0.38
 2004                                 1st                 0.90             0.35

 2003                                 4th                 1.74             0.44
 2003                                 3rd                 1.80             0.11
 2003                                 2nd                 1.05             0.25
 2003                                 1st                 3.45             0.75

 2002                                 4th                 4.80             1.50
 2002                                 3rd                12.90             2.40
 2002                                 2nd                 8.70             0.30
 2002                                 1st                 8.10             5.10

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

          SUMMARY OF RECENT FINANCINGS - JANUARY 2002 TO APRIL 4, 2005

                                                                 TOTAL
                                     GROSS          NET         SHARES
FINANCING SOURCE                  PROCEEDS     PROCEEDS         ISSUED
----------------                  --------     --------         ------
Bristol 12% Convertible
  Debentures and Warrants         $   562      $   505          1,476.1
8% Convertible Notes                3,232        2,594         46,084.3
Other 2002 Financings                 750          730          2,720.3
Mercator 12% and 10%
  Debentures (1)                    4,550        3,650         37,529.5
Marr 2003 Private Placements       12,500       11,900         28,333.3
May 2004 PIPE                       9,300        8,769         23,250.0
July 2004 PIPE                      1,488        1,384          3,720.0
April 2005 8% Convertible
  Notes and Warrants (2)            8,000        7,667               --
                                  -------      -------        ---------

     Total                        $40,382      $37,199        143,113.5
                                  =======      =======        =========

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

      (2) Although we have not yet issued any shares upon the conversion of the 8% Convertible notes or the exercise of the warrants, the notes are convertible at $0.30 per share into an aggregate of 26,666,667 shares of common stock; the Series A warrants are exercisable after a period of six months at $0.325 per share to purchase an aggregate of 26,666,667 shares of common stock and the Series B warrants are exercisable after a period of six months at $0.325 per share to purchase an aggregate of 12,000,000 shares of common stock.

           DETAIL OF RECENT FINANCINGS - JANUARY 2002 TO APRIL 4, 2005


                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
12% CONVERTIBLE DEBENTURES
AND WARRANTS
-------------
Bristol Investment Fund, Ltd.           Lesser of (i)      $425                       2/11/02        $7.50           1,019.4/ $525
                                           60% of the       100                       5/10/02        $0.90
                                         average of 3      $525          $468
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

Class A Warrant                         Lesser of (i)      $  4          $ 4          2/11/02        $7.50               56.7/ N/A
                                           70% of the
                                           average of
                                     lowest 3 trading
                                        prices for 20
                                       days preceding
                                        conversion or
                                            (ii)$3.45

Class B Warrant                         Lesser of (i)      $ 33          $ 33         2/11/02       $ 7.50                400/ N/A
                                           70% of the      ----          ----                                             --------
                                           average of
                                     lowest 3 trading
                                       pricing for 20
                                       days preceding
                                        conversion or
                                          (ii) $6.45.

      Total Bristol                                        $562          $505                                        1,476.1/ $525
                                                           ====          ====                                        =============



                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
8% CONVERTIBLE NOTES
Alpha Capital Aktiengesellshaft           Lesser of        $500                       5/24/02          $ 3.60        7,260.7/ $500
Stonestreet Limited Partnership        (i) $3.00 or        $500                       5/24/02          $ 3.60        7,075.7/ $500
Filter International Ltd.               (ii) 70% of        $150                       5/24/02          $ 3.60        2,452.4/ $150
Camden International Ltd.            the average of        $350                       5/24/02          $ 3.60        5,279.1/ $350
Domino International Ltd.              the 3 lowest        $150                       5/24/02          $ 3.60        1,767.4/ $150
Thunderbird Global Corporation        trades for 30        $ 75                       5/24/02          $ 3.60         1,083.1/ $75
BNC Bach International Ltd.                    days        $200                       5/24/02          $ 3.60        2,463.8/ $200
Excalibur Limited Partnership             preceding        $200                       5/24/02          $ 3.60        1,678.9/ $200
Standard Resources Ltd.                  conversion        $100                       5/24/02          $ 3.60        1,542.5/ $100
SDS Capital International Ltd.                             $300                       7/10/02         $ 10.20        4,189.8/ $300
Camden International Ltd.                                  $100                       7/10/02         $ 10.20        1,707.9/ $100
Excalibur Limited Partnership                              $250                       7/24/02          $ 6.60        4,238.3/ $250
Stonestreet Limited Partnership                            $250                       8/21/02          $ 3.90        4,042.2/ $250
Alpha Capital Aktiengesellshaft                            $107                        5/9/03          $ 0.63        1,302.5/ $107
                                                           ----                                                      -------------

   Total 8% Convertible Notes                            $3,232          $2,594                                   46,084.3/ $3,232
                                                         ======          ======                                   ================


OTHER 2002 FINANCINGS:

10% CONVERTIBLE NOTE

BNC Bach International Ltd.              50% of the      $ 150          $ 150        5/14/02            $4.20        2,217.8/ $150
   (Note: on 7/14/02 the               average of 3                                                  $10.80 on
   maturity date was extended        lowest closing                                                   7/14/02;
   until 12/31/02; on                bid prices for                                                   $1.92 on
   December 27, 2002, the                   22 days                                                  12/27/02;
   maturity date was extended             preceding                                                   $1.80 on
   until January 15, 2003;               conversion                                                   1/15/03;
   on January 15, 2003                                                                                $1.50 on
   the maturity date was                                                                              3/17/03;
   extended until March 17, 2003,                                                                     $0.99 on
   on March 17, 2003 the maturity                                                                       4/2/03
   date was extended until April                                                                      $0.75 on
   4, 2003; on April 2, 2003, the                                                                      4/30/03
   maturity date was  extended
   until May 5, 2003; on April
   30, 2003, the maturity date
   was subsequently extended       80% of the lower       $ 100            $ 90        6/17/02          $4.20       36.7 (4)/ $100
   until May 10, 2004)(5)            of the average
                                     closing bid or
8% CONVERTIBLE DEBENTURES           trade price for
                                         the 5 days
Su So                                     preceding
                                    conversion, but
                                      not less than
                                              $3.00



                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
Jason Arasheben                    70% of the lower       $ 100            $ 90        7/03/02          $8.10       15.8 (4)/ $100
                                     of the average
                                     closing bid or
                                    trade price for
                                         the 5 days
                                          preceding
                                    conversion, but
                                      not less than
                                              $3.00

PIPE AT $1.50 PER SHARE

Careen Ltd.                               $1.50 per       $ 200           $ 200        8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited             share       $ 200           $ 200        8/28/02          $ 4.80          225.0/ N/A
                                                          -----           -----                                         ----------

    Total Other 2002 Financings

                                                          $ 750           $ 730                                      2,720.3/ $350
                                                          =====           =====                                      =============


MERCATOR 12% AND 10%
   DEBENTURES (2)(3)

12% CONVERTIBLE DEBENTURES

Mercator Momentum Fund, L.P.              85% of the       $ 550        $345 (6)       9/12/02          $3.00       4,866.4(4)/$550
($2,000 total commitment)            erage of the 3
                                     lowest trading
Mercator assigned its rights to:     prices for the
   Alpha Capital AG                  20 trading days         250            250        7/24/03          $0.115       2,673.8/ $250
   Gamma Opportunity Capital              preceding          250            250        7/24/03          $0.115       2,685.6/ $250
    Partners, LP                      conversion (8)
   Goldplate Investment Partners                              250           250        7/24/03          $0.115       2,673.8/ $250
   Marr Technologies, B.V. (11)                               570           570         9/1/03          $0.498       5,181.8/ $570
                                                       ----------       ---------
                                                            1,870           1,665
   Dr. Khalid Ahmed                                            50              50      10/2/03          $1.310           84.6/ $50
   Roger Suyama                                                20              20      10/2/03          $1.310           33.8/ $20
   Logisticorp, Inc.                                           20              20      10/2/03 (12)     $1.310                  --
   Southwest Resource                                                                  10/2/03 (12)     $1.310
     Preservation Inc.                                         40              40                                               --
                                                       ----------       ---------                                 ----------------
                                                           $2,000          $1,795                                 18,199.8/ $1,940
                                                       ==========       =========                                 ================


Mercator Momentum Fund, L.P.             80% of the        $300            $260          10/22/02        $3.90          0/ $300 (7)
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



                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
Mercator Momentum Fund L.P.              70% of the        $300            $245           4/29/03           $0.825   3,475.7/ $300
(10)                               average of the 3
                                     lowest trading
                                     prices for the
                                    20 trading days
                                          preceding
                                    conversion, but
                                      not more than
                                              $1.20

Mercator warrant                     $3.00 per share         $0              $0          10/22/02           $3.90                0

10% CONVERTIBLE DEBENTURES

Mercator Focus Fund, L.P. (10)           80% of the      $1,000        $510 (6)           1/14/03           $1.92  7,941.1/ $1,000
                                   average of the 3
                                     lowest trading
                                     prices for the
                                    20 trading days
                                          preceding
                                    conversion, but
                                      not more than
                                              $3.00

Mercator Momentum Fund, L.P. (10)        80% of the        $450            $440           1/30/03           $1.86    2,857.7/ $450
                                   average of the 3
                                     lowest trading
                                     prices for the
                                    20 trading days
                                          preceding
                                    conversion, but
                                      not more than
                                              $3.00

Mercator Focus Fund, L.P. (10)                             $400                           3/13/03           $1.47    3,428.9/ $400
  Mercator Momentum Fund III,            65% of the         100                                                      1,626.3/ $100
  L.P.                             average fo the 3         ---                                                      -------------
                                     lowest trading        $500            $400                                      5,055.2/ $500
                                     prices for the        ----            ----                                      -------------
                                    20 trading days
                                          preceding
                                    conversion, but
                                      not more that
                                              $2.10


   Total Mercator Debentures                             $4,550          $3,650                                   37,529.5/ $4,490
                                                         ======          ======                                   ================



                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
MARR PRIVATE PLACEMENTS

PIPE AT $0.30 PER SHARE

Marr Technologies B.V. (9)(11)      $0.30 per share      $2,500          $2,300           8/1/03           $0.152          8,333.3
PIPE AT $0.50 PER SHARE

Marr Technologies B.V. (9)(11)      $0.50 per share     $10,000          $9,600           9/1/03           $0.498         20,000.0
                                                        -------          ------                                           --------
  Total Marr Private Placements                         $12,500         $11,900                                           28,333.3
                                                        =======         =======                                           ========

MAY 2004 PRIVATE PLACEMENT

  PIPE AT $0.40 PER SHARE (13)(15)            Units
    SF Capital Partners LP                 issued at     $4,000         $3,720           5/28/04           $0.50          10,000.0
    Marr Technologies BV                      $0.40,      3,000          2,910           5/28/04           $0.50           7,500.0
    Proximity Fund LP                     including         500            465           5/28/04           $0.50           1,250.0
    Proximity Partners LP                    shares         500            465           5/28/04           $0.50           1,250.0
    MTB Small Cap Growth Fund            and 5 year         500            465           5/28/04           $0.50           1,250.0
    MTB Multi Cap Growth Fund               warrant         500            465           5/28/04           $0.50           1,250.0
    Bridges & PIPES LLC               exercisable at        300            279           5/28/04           $0.50             750.0
                                          $0.50 per      ------        -------                                             -------
        Total May 2004 PIPE                   share      $9,300        $ 8,769                                            23,250.0
                                                         ======        =======                                            ========

JULY 2004 PRIVATE PLACEMENT

  PIPE AT $0.40 PER SHARE (13)(15)            Units
    Sunrise Equity Partners, L.P.         issued at       $ 750           $698           7/9/04           $0.615           1,875.0
    Amnon Mandelbaum                          $0.40,         80             74           7/9/04           $0.615             200.0
    David I. Goodfriend                   including           8              7           7/9/04           $0.615              20.0
    TCMP3 Partners                           shares         150            140           7/9/04           $0.615             375.0
    United Capital Partners, LLC         and 5 year         500            465           7/9/04           $0.615           1,250.0
                                           warrant      -------        -------                                            --------
        Total July 2004 PIPE         exercisable at     $ 1,488        $ 1,384                                             3,720.0
                                     $0.50 per share    =======        =======                                            ========


APRIL 2005 SECURED 8% CONVERTIBLE NOTES
AND WARRANTS (14)

    SF Capital Partners Ltd.                  Notes     $ 4,000         $3,720           4/4/05           $0.27             - / -
    Marr Technologies BV                convertible       2,800          2,800           4/4/05           $0.27             - / -
    Morningtown Limited                at $0.30 per         450            450           4/4/05           $0.27             - / -
    Smithfield Fiduciary LLC             share plus         500            465           4/4/05           $0.27             - / -
    Iroquois Master Fund Ltd.                5 year         250            232           4/4/05           $0.27             - / -
                                           warrants     -------        -------                                              -----
                                     exercisable at     $ 8,000        $ 7,667                                              - / -
                                         $0.325 per     =======        =======                                              =====
                                              share


---------------------

      (1) The Bristol Debentures and Warrants, the 8% Convertible Notes, the Other 2002 Financings, the Mercator 12% and 10% Debentures and warrants, the Common Stock underlying the 2003 PIPEs with Marr, the May 2004 and the July 2004 PIPEs and the April 2005 Secured 8% Convertible Notes and Warrants were issued under exemptions provided by Regulation S or Regulation D. With the exception of Marr Technologies B.V. ("MTBV"), which has identified itself as an affiliate of the Company in public filings with the SEC, none of the entities listed above is or has been an affiliate of the Company. Other than MTBV, all of the listed investors were subject to ownership limitations restricting their ownership of our stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

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

      (14) Under the terms of the purchase agreements, we issued an aggregate of $8.0 million of Secured 8% Senior Convertible Notes having a term of two years and convertible into 26,666,667 shares of common stock at $0.30 per share; Series A warrants to purchase an aggregate of 26,666,667 Warrant Shares, with each Series A warrant exercisable after a period of six months at an exercise price of $0.325 per share and having a 5 year term; and Series B warrants to purchase an aggregate of 12,000,000 Warrant Shares, with each Series B warrant exercisable after a period of six months at an exercise price of $0.325 per share and having a term of 5 years. After a period of 18 months following the closing of the transaction and if the daily volume weighted average price of our common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, we have the right to force the conversion of any unconverted Notes into shares of our common stock. After a period of six months following the closing of the transaction and if the daily volume weighted average price of our common stock is greater than approximately $0.542 for 20 consecutive trading days and subject to certain trading volume restrictions, we have the right to force the exercise of the Series B Warrants, which would result in proceeds to us of approximately $3.9 million.

Under certain conditions and subject to approval by our stockholders, the Purchase Agreement and Series A Warrant provide for anti-dilution adjustments in the conversion price of the Notes and the exercise price of the Series A Warrant in the event we issue shares of common stock or common stock equivalents, as defined in the agreements, within one year of the closing date at a price less than $0.30 per share with respect to the Notes or at less than $0.325 with respect to the Series A Warrant. These adjustment provisions terminate (i) upon the earlier of one year or upon conversion of an investor's Note and (ii) upon the earlier of one year or upon exercise of an investor's Series A Warrant.

      (15) On April 4, 2005, when the market price of our common stock was $0.27 per share, we and the investors who are parties to securities purchase agreements and warrants dated as of May 28, 2004 or July 9, 2004 (the 2004 PIPEs) agreed to amend the 2004 PIPES with respect to anti-dilution rights granted therein so that they do not become effective unless and until they are approved by our stockholders, which approval we plan to seek at the next annual meeting of stockholders which we expect to hold in June 2005. In consideration of the amendment, and subject to stockholder approval, we have agreed to issue to each investor in the 2004 PIPES additional shares of common stock and a warrant to purchase additional shares of common stock for no additional consideration from the investor. Additionally, the exercise price of all warrants issued in the 2004 PIPEs will be reduced from $0.50 per share to $0.45 per share. We expect to issue approximately 7.1 million additional shares of common stock and additional warrants to purchase approximately 1.3 million additional shares of our Common Stock at an exercise price of $0.325 per share under the terms of the amendment. The investors in the 2004 PIPEs who held shares prior to their participation in those transactions and who also continue to be our stockholders have entered into a voting agreement to vote their eligible shares in favor of approving the anti-dilution rights.

Marr Credit Facilities

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

      On April 4, 2005, when the market price of our common stock was $0.27 per share, we entered into a 2005 Credit Facility Agreement with Marr, pursuant to which we have access to $5.5 million from the issuance of 9% promissory notes that we may issue through December 31, 2005, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period ends. Marr has two representatives currently serving on our Board of Directors. Any notes issued under this facility will be due and payable on the earlier of twelve months from the date of issue or May 31, 2006. Any proceeds received from the exercise of the Series B Warrants issued in April 2005 or any other financing we may complete prior to December 31, 2005 would reduce the availability of funds dollar for dollar under the 2005 Credit Facility.

      In connection with the 2005 Credit Facility, we issued to Marr a 5-year warrant, exercisable after a period of 6 months, to purchase 500,000 shares of our common stock at an exercise price of $0.40 per share. Under certain conditions and subject to approval by our stockholders, the warrant provides for anti-dilution adjustments to the exercise price of the warrant in the event we issue shares of common stock or common stock equivalents, as defined in the warrant, within one year of the closing date at a price less than the exercise price. This provision terminates after one year. We also granted Marr a right of participation in any future offerings we may undertake within one year of the closing date.

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

In May 2004, when the price of our stock was $0.465 per share, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $0.50 as a portion of the compensation under a consulting contract. The warrants were immediately exercisable, have a five year term, and, at March 29 2005, have not been exercised.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and related notes that are provided under Part II, Item 7 of this Annual Report on Form 10-KSB/A (No.1). The information contained in this management's discussion and analysis of financial condition and results of operations ("MD&A"), other than historical information, contains "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management's current expectations and assumptions. Actual future results could differ materially. This MD&A should also be read in conjunction with the sections entitled "Additional Factors That May Affect Future Results" and "Forward-Looking Statements."

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

There can be no assurance that the proceeds from our issuance of $8.0 million of Secured 8% Convertible Notes in the April 2005 Private Placement and the availability of $5.5 million of borrowing capability from 9% promissory notes that we may issue through December 31, 2005 under the terms of a 2005 Credit Facility will be adequate to sustain our operations at expected levels through 2005. We may find it necessary to arrange additional financing to fund our operations and continue to execute our business plan later in 2005 or thereafter. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our potential new products, including our rapid tests. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future.

Our longer-term liquidity and capital requirements are dependent on factors similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2005. Consequently, we cannot predict the adequacy of our capital resources on a long-term basis. In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in one or more existing financing agreements that would result in substantial dilution to our existing stockholders. Further, our pledge of the rights to our assets as collateral security for the issuance of the 8% Notes issued in April 2005 may inhibit our ability to secure financing in the future. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

Net interest expense for 2004 decreased by $4,843,000 or 69%, from $6,969,000 in 2003 to $2,126,000 in 2004. The table below summarizes the components of the change (in thousands):


                                                                                                2004       2003      Change
                                                                                                ----       ----      ------

Interest on debt instruments paid or payable in cash                                          $    88    $   425    $  (337)
                                                                                              -------    -------    -------
Non-cash expense composed of:
     Amortization and proportional write-off upon conversion
       of note and debenture discounts and deferred offering costs                                 81      5,832     (5,751)

     Liquidated damages due to delayed registration of shares
       underlying convertible securities                                                         (205)       620       (825)

     Expense attributable to warrants issued in conjunction with the
       Marr Credit Facility                                                                       402        322         80

     Warrant liability mark-to-market adjustment attributable to Bristol
       Class A and Class B warrants                                                                --       (275)       275

     Expense attributable to warrants issued in conjunction with the $0.5
       million capital lease agreement                                                             20         --         20

     Maturity extension fee payable in stock on convertible debentures
       issued to Mercator group                                                                    20         --         20

     Anti-dilution obligation arising from May and July 2004 equity financing                   1,638         --      1,638

     Expense attributable to dividends on mandatorily redeemable Series A
       preferred stock                                                                            120         60         60
                                                                                              -------    -------    -------
Total non-cash items                                                                            2,076      6,559     (4,483)

Interest income                                                                                   (38)       (15)       (23)
                                                                                              -------    -------    -------

Net interest expense                                                                          $ 2,126    $ 6,969    $(4,843)
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

          SUMMARY OF RECENT FINANCINGS - JANUARY 2002 TO APRIL 4, 2005

                                                                  TOTAL
                                      GROSSS       NET            SHARES
FINANCING SOURCE                     PROCEEDS    PROCEEDS         ISSUED
----------------                     ---------   --------         ------
Bristol 12% Convertible
  Debentures and Warrants            $   562      $   505          1,476.1
8% Convertible Notes                   3,232        2,594         46,084.3
Other 2002 Financings                    750          730          2,720.3
Mercator 12% and 10% Debentures (1)    4,550        3,650         37,529.5
Marr 2003 Private Placements          12,500       11,900         28,333.3
May 2004 PIPE                          9,300        8,769         23,250.0
July 2004 PIPE                         1,488        1,384          3,720.0
April 2005 8% Convertible
Notes and Warrants (2)                 8,000        7,667             --
                                     -------      -------        ---------
     Total                           $40,382      $37,199        143,113.5
                                     =======      =======        =========


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

      (2) Although we have not yet issued any shares upon the conversion of the 8% Convertible notes or the exercise of the warrants, the notes are convertible at $0.30 per share into an aggregate of 26,666,667 shares of common stock; the Series A warrants are exercisable six months after closing at $0.325 per share to purchase an aggregate of 26,666,667 shares of common stock and the Series B warrants are exercisable six months after closing at $0.325 per share to purchase an aggregate of 12,000,000 shares of common stock.


                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
12% CONVERTIBLE DEBENTURES
AND WARRANTS
-------------
Bristol Investment Fund, Ltd.           Lesser of (i)      $425                       2/11/02        $7.50           1,019.4/ $525
                                           60% of the       100                       5/10/02        $0.90
                                         average of 3      $525          $468
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

Class A Warrant                         Lesser of (i)      $  4          $ 4          2/11/02        $7.50               56.7/ N/A
                                           70% of the
                                           average of
                                     lowest 3 trading
                                        prices for 20
                                       days preceding
                                        conversion or
                                            (ii)$3.45

Class B Warrant                         Lesser of (i)      $ 33          $ 33         2/11/02       $ 7.50                400/ N/A
                                           70% of the      ----          ----                                             --------
                                           average of
                                     lowest 3 trading
                                       pricing for 20
                                       days preceding
                                        conversion or
                                          (ii) $6.45.

      Total Bristol                                        $562          $505                                        1,476.1/ $525
                                                           ====          ====                                        =============



                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
8% CONVERTIBLE NOTES
Alpha Capital Aktiengesellshaft           Lesser of        $500                       5/24/02          $ 3.60        7,260.7/ $500
Stonestreet Limited Partnership        (i) $3.00 or        $500                       5/24/02          $ 3.60        7,075.7/ $500
Filter International Ltd.               (ii) 70% of        $150                       5/24/02          $ 3.60        2,452.4/ $150
Camden International Ltd.            the average of        $350                       5/24/02          $ 3.60        5,279.1/ $350
Domino International Ltd.              the 3 lowest        $150                       5/24/02          $ 3.60        1,767.4/ $150
Thunderbird Global Corporation        trades for 30        $ 75                       5/24/02          $ 3.60         1,083.1/ $75
BNC Bach International Ltd.                    days        $200                       5/24/02          $ 3.60        2,463.8/ $200
Excalibur Limited Partnership             preceding        $200                       5/24/02          $ 3.60        1,678.9/ $200
Standard Resources Ltd.                  conversion        $100                       5/24/02          $ 3.60        1,542.5/ $100
SDS Capital International Ltd.                             $300                       7/10/02         $ 10.20        4,189.8/ $300
Camden International Ltd.                                  $100                       7/10/02         $ 10.20        1,707.9/ $100
Excalibur Limited Partnership                              $250                       7/24/02          $ 6.60        4,238.3/ $250
Stonestreet Limited Partnership                            $250                       8/21/02          $ 3.90        4,042.2/ $250
Alpha Capital Aktiengesellshaft                            $107                        5/9/03          $ 0.63        1,302.5/ $107
                                                           ----                                                      -------------

   Total 8% Convertible Notes                            $3,232          $2,594                                   46,084.3/ $3,232
                                                         ======          ======                                   ================


OTHER 2002 FINANCINGS:

10% CONVERTIBLE NOTE

BNC Bach International Ltd.              50% of the      $ 150          $ 150        5/14/02            $4.20        2,217.8/ $150
   (Note: on 7/14/02 the               average of 3                                                  $10.80 on
   maturity date was extended        lowest closing                                                   7/14/02;
   until 12/31/02; on                bid prices for                                                   $1.92 on
   December 27, 2002, the                   22 days                                                  12/27/02;
   maturity date was extended             preceding                                                   $1.80 on
   until January 15, 2003;               conversion                                                   1/15/03;
   on January 15, 2003                                                                                $1.50 on
   the maturity date was                                                                              3/17/03;
   extended until March 17, 2003,                                                                     $0.99 on
   on March 17, 2003 the maturity                                                                       4/2/03
   date was extended until April                                                                      $0.75 on
   4, 2003; on April 2, 2003, the                                                                      4/30/03
   maturity date was  extended
   until May 5, 2003; on April
   30, 2003, the maturity date
   was subsequently extended       80% of the lower       $ 100            $ 90        6/17/02          $4.20       36.7 (4)/ $100
   until May 10, 2004)(5)            of the average
                                     closing bid or
8% CONVERTIBLE DEBENTURES           trade price for
                                         the 5 days
Su So                                     preceding
                                    conversion, but
                                      not less than
                                              $3.00



                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
Jason Arasheben                    70% of the lower       $ 100            $ 90        7/03/02          $8.10       15.8 (4)/ $100
                                     of the average
                                     closing bid or
                                    trade price for
                                         the 5 days
                                          preceding
                                    conversion, but
                                      not less than
                                              $3.00

PIPE AT $1.50 PER SHARE

Careen Ltd.                               $1.50 per       $ 200           $ 200        8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited             share       $ 200           $ 200        8/28/02          $ 4.80          225.0/ N/A
                                                          -----           -----                                         ----------

    Total Other 2002 Financings

                                                          $ 750           $ 730                                      2,720.3/ $350
                                                          =====           =====                                      =============


MERCATOR 12% AND 10%
   DEBENTURES (2)(3)

12% CONVERTIBLE DEBENTURES

Mercator Momentum Fund, L.P.              85% of the       $ 550           $345 (6)    9/12/02          $3.00       4,866.4(4)/$550
($2,000 total commitment)            erage of the 3
                                     lowest trading
Mercator assigned its rights to:     prices for the
   Alpha Capital AG                  20 trading days         250            250        7/24/03          $0.115       2,673.8/ $250
   Gamma Opportunity Capital              preceding          250            250        7/24/03          $0.115       2,685.6/ $250
    Partners, LP                      conversion (8)
   Goldplate Investment Partners                             250            250        7/24/03          $0.115       2,673.8/ $250
   Marr Technologies, B.V. (11)                              570            570         9/1/03          $0.498       5,181.8/ $570
                                                          ------         ------
                                                           1,870          1,665
   Dr. Khalid Ahmed                                           50             50        10/2/03          $1.310           84.6/ $50
   Roger Suyama                                               20             20        10/2/03          $1.310           33.8/ $20
   Logisticorp, Inc.                                          20             20        10/2/03 (12)     $1.310                  --
   Southwest Resource                                                                  10/2/03 (12)     $1.310
     Preservation Inc.                                        40             40                                                 --
                                                          ------         ------                                   ----------------
                                                          $2,000         $1,795                                   18,199.8/ $1,940
                                                          ------         ------                                   ================


Mercator Momentum Fund, L.P.             80% of the        $300            $260       10/22/02          $3.90          0/ $300 (7)
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



                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
Mercator Momentum Fund L.P.              70% of the        $300            $245           4/29/03           $0.825   3,475.7/ $300
(10)                               average of the 3
                                     lowest trading
                                     prices for the
                                    20 trading days
                                          preceding
                                    conversion, but
                                      not more than
                                              $1.20

Mercator warrant                     $3.00 per share         $0              $0          10/22/02           $3.90                0

10% CONVERTIBLE DEBENTURES

Mercator Focus Fund, L.P. (10)           80% of the      $1,000        $510 (6)           1/14/03           $1.92  7,941.1/ $1,000
                                   average of the 3
                                     lowest trading
                                     prices for the
                                    20 trading days
                                          preceding
                                    conversion, but
                                      not more than
                                              $3.00

Mercator Momentum Fund, L.P. (10)        80% of the        $450            $440           1/30/03           $1.86    2,857.7/ $450
                                   average of the 3
                                     lowest trading
                                     prices for the
                                    20 trading days
                                          preceding
                                    conversion, but
                                      not more than
                                              $3.00

Mercator Focus Fund, L.P. (10)                             $400                           3/13/03           $1.47    3,428.9/ $400
  Mercator Momentum Fund III,            65% of the         100                                                      1,626.3/ $100
  L.P.                             average fo the 3         ---                                                      -------------
                                     lowest trading        $500            $400                                      5,055.2/ $500
                                     prices for the        ----            ----                                      -------------
                                    20 trading days
                                          preceding
                                    conversion, but
                                      not more that
                                              $2.10


   Total Mercator Debentures                             $4,550          $3,650                                   37,529.5/ $4,490
                                                         ======          ======                                   ================



                                                                                                    CALYPTE            SHARES
FINANCING TYPE AND                     CONVERSION          GROSS           NET      TRANSACTION     CLOSING      ISSUED/ $ REDEEMED
INVESTOR (1)                             FEATURE         PROCEEDS        PROCEEDS      DATE          PRICE              (3)
------------                             -------         --------        --------      ----          -----             -----
MARR PRIVATE PLACEMENTS

PIPE AT $0.30 PER SHARE

Marr Technologies B.V. (9)(11)      $0.30 per share      $2,500          $2,300           8/1/03           $0.152          8,333.3
PIPE AT $0.50 PER SHARE

Marr Technologies B.V. (9)(11)      $0.50 per share     $10,000          $9,600           9/1/03           $0.498         20,000.0
                                                        -------          ------                                           --------
  Total Marr Private Placements                         $12,500         $11,900                                           28,333.3
                                                        =======         =======                                           ========

MAY 2004 PRIVATE PLACEMENT

  PIPE AT $0.40 PER SHARE (13)(15)            Units
    SF Capital Partners LP                 issued at     $4,000         $3,720           5/28/04           $0.50          10,000.0
    Marr Technologies BV                      $0.40,      3,000          2,910           5/28/04           $0.50           7,500.0
    Proximity Fund LP                     including         500            465           5/28/04           $0.50           1,250.0
    Proximity Partners LP                    shares         500            465           5/28/04           $0.50           1,250.0
    MTB Small Cap Growth Fund            and 5 year         500            465           5/28/04           $0.50           1,250.0
    MTB Multi Cap Growth Fund               warrant         500            465           5/28/04           $0.50           1,250.0
    Bridges & PIPES LLC               exercisable at        300            279           5/28/04           $0.50             750.0
                                          $0.50 per      ------        -------                                             -------
        Total May 2004 PIPE                   share      $9,300        $ 8,769                                            23,250.0
                                                         ======        =======                                            ========

JULY 2004 PRIVATE PLACEMENT

  PIPE AT $0.40 PER SHARE (13)(15)            Units
    Sunrise Equity Partners, L.P.         issued at       $ 750           $698           7/9/04         $0.615             1,875.0
    Amnon Mandelbaum                          $0.40,         80             74           7/9/04         $0.615               200.0
    David I. Goodfriend                   including           8              7           7/9/04         $0.615                20.0
    TCMP3 Partners                           shares         150            140           7/9/04         $0.615               375.0
    United Capital Partners, LLC         and 5 year         500            465           7/9/04         $0.615             1,250.0
                                           warrant      -------        -------                                             -------
        Total July 2004 PIPE         exercisable at     $ 1,488        $ 1,384                                             3,720.0
                                    $0.50 per share     =======        =======                                             =======


APRIL 2005 SECURED 8% CONVERTIBLE NOTES
AND WARRANTS (14)

    SF Capital Partners Ltd.                  Notes     $ 4,000         $3,720           4/4/05          $0.27              - / -
    Marr Technologies BV                convertible       2,800          2,800           4/4/05          $0.27              - / -
    Morningtown Limited                at $0.30 per         450            450           4/4/05          $0.27              - / -
    Smithfield Fiduciary LLC             share plus         500            465           4/4/05          $0.27              - / -
    Iroquois Master Fund Ltd.                5 year         250            232           4/4/05          $0.27              - / -
                                           warrants     -------        -------                                              -----
                                     exercisable at     $ 8,000        $ 7,667                                              - / -
                                         $0.325 per     =======        =======                                              =====
                                              share

---------------------

      (1) The Bristol Debentures and Warrants, the 8% Convertible Notes, the Other 2002 Financings, the Mercator 12% and 10% Debentures and warrants, and the Common Stock underlying the 2003 PIPEs with Marr, the May 2004 and the July 2004 PIPEs and the April 2005 Secured 8% Convertible Notes and Warrants were issued under exemptions provided by Regulation S or Regulation D. With the exception of Marr Technologies B.V. ("MTBV"), which has identified itself as an affiliate of the Company in public filings with the SEC, none of the entities listed above is or has been an affiliate of the Company. Other than MTBV, all of the listed investors were subject to ownership limitations restricting their ownership of our stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

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

      (14) Under the terms of the purchase agreements, we issued an aggregate of $8.0 million of Secured 8% Senior Convertible Notes having a term of two years and convertible into 26,666,667 shares of common stock at $0.30 per share; Series A warrants to purchase an aggregate of 26,666,667 Warrant Shares, with each Series A warrant exercisable after a period of six months at an exercise price of $0.325 per share and having a 5 year term; and Series B warrants to purchase an aggregate of 12,000,000 Warrant Shares, with each Series B warrant exercisable after a period of six months at an exercise price of $0.325 and having a term of 5 years. After a period of 18 months following the closing of the transaction and if the daily volume weighted average price of our common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, we have the right to force the conversion of any unconverted Notes into shares of common stock. After a period of six months following the closing of the transaction and if the daily volume weighted average price of our common stock is greater than approximately $0.542 for 20 consecutive trading days, we have the right to force the exercise of the Series B Warrants, which would result in proceeds to us of approximately $3.9 million.

Under certain conditions and subject to approval by our stockholders, the Purchase Agreement and Series A Warrant provide for anti-dilution adjustments in the conversion price of the Notes and the exercise price of the Series A Warrant in the event we issue shares of common stock or common stock equivalents, as defined in the agreements, within one year of the closing date at a price less than $0.30 per share with respect to the Notes or at less than $0.325 with respect to the Series A Warrant. These adjustment provisions terminate (i) upon the earlier of one year or upon conversion of an investor's Note and (ii) upon the earlier of one year or upon exercise of an investor's Series A Warrant.

      (15) On April 4,2005, when the market price of our common stock was $0.27 per share, we and the investors who are parties to securities purchase agreements and warrants dated as of May 28, 2004 or July 9, 2004 (the 2004 PIPEs) agreed to amend the 2004 PIPES with respect to anti-dilution rights granted therein so that they do not become effective unless and until they are approved by our stockholders, which approval we plan to seek at the next annual meeting of stockholders which we expect to hold in June 2005. In consideration of the amendment, and subject to stockholder approval, we have agreed to issue to each investor in the 2004 PIPES additional shares of common stock and a warrant to purchase additional shares of common stock for no additional consideration from the investors. Additionally, the exercise price of all warrants issued in the 2004 PIPEs will be reduced from $0.50 per share to $0.45 per share. We expect to issue approximately 7.1 million additional shares of common stock and additional warrants to purchase approximately 1.3 additional shares of our Common Stock at an exercise price of $0.325 per share under the terms of the amendment. The investors in the 2004 PIPEs who held shares prior to their participation in those transactions and who also continue to be our stockholders have entered into a voting agreement to vote their eligible shares in favor of approving the anti-dilution rights amendment.

Marr Credit Facilities

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

      On April 4, 2005, when the market price of our common stock was $0.27 per share, we entered into a 2005 Credit Facility Agreement with Marr, pursuant to which we have access to $5.5 million from the issuance of 9% promissory notes that we may issue through December 31, 2005, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period ends. Marr has two representatives currently serving on our Board of Directors. Any notes issued under this facility will be due and payable on the earlier of twelve months from the date of issue or May 31, 2006. Any proceeds received from the exercise of the Series B Warrants issued in April 2005 or any other financing we may complete prior to December 31, 2005 would reduce the availability of funds dollar for dollar under the 2005 Credit Facility.

      In connection with the 2005 Credit Facility, we issued to Marr a 5-year warrant, exercisable after a period of 6 months, to purchase 500,000 shares of our common stock at an exercise price of $0.40 per share. Under certain conditions and subject to approval by our stockholders, the warrant provides for anti-dilution adjustments to the exercise price of the warrant in the event we issue shares of common stock or common stock equivalents, as defined in the warrant, within one year of the closing date at a price less than the exercise price. This provision terminates after one year. We also granted Marr a right of participation in any future offerings we may undertake within one year of the closing date.

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

Operating Activities

During, 2004 and 2003, we used cash of $12.8 million and $13.4 million, respectively, in our operations. In both periods, the cash used in operations was primarily for manufacturing our current urine-based HIV-1 ELISA tests, and for research, development and, in 2004, commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

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


In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. As a small business issuer, SFAS 123R will become effective for us for periods beginning after December 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow; however, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R to materially impact its overall financial position. See Stock-Based Compensation in Note 2 to the audited financial Statements which are provided in Part II, Item 7 of this Form 10-KSB/A (No.1) for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. The determination of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the determination of compensation cost under SFAS 123; however, we have not yet quantified such differences.


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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors and other information included in this Annual Report on Form 10-KSB/A (No.1) should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

                    RISKS RELATED TO OUR FINANCIAL CONDITION

If We are Unable to Obtain Additional Financing If and When Required We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

There can be no assurance that the proceeds from our issuance of $8.0 million of Secured 8% Convertible Notes in the March 2005 Private Placement and the availability of $5.5 million of borrowing capability from 9% promissory notes that we may issue through December 31, 2005 under the terms of a 2005 Credit Facility will be adequate to sustain our operations at expected levels through 2005. We may find it necessary to arrange additional financing to fund our operations and continue to execute our business plan later in 2005 or thereafter. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future.

In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in one or more existing financing agreements that would result in substantial dilution to our existing stockholders. Further, our pledge of the rights to our assets as collateral security for the issuance of the 8% Notes issued in March 2005 may inhibit our ability to secure financing in the future. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our 2004 PIPEs Contain Anti-Dilution Protection Provisions Which, If Approved By Our Stockholders, Will Result in Dilution to Stockholders Not Entitled To Such Protection.

Subject to approval by our stockholders, the terms of the April 2005 Secured 8% Convertible Notes trigger the anti-dilution protection provisions granted to investors in our 2004 PIPEs, as amended, and require that we issue approximately
7.1 million additional shares of our common stock, reprice the warrants issued in the 2004 PIPEs from an exercise price of $0.50 per share to $0.45 per share and grant additional warrants to purchase approximately 1.3 million shares of our Common Stock at an exercise price of $0.325 per share to those investors. Certain investors in the 2004 PIPEs who held shares of our common stock prior to their investment in those transactions and who also continue to be our stockholders have entered into a voting agreement to vote their eligible shares in favor of approval of such anti-dilution entitlements. If approved by our stockholders, the issuance of such additional shares and warrants will dilute the interest of stockholders not subject to such anti-dilution protection rights.

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

Our Registration of a Significant Amount of Our Stock Issuable upon Conversion of Notes or Exercise of Warrants and Eligible for Future Sale May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of the April 2005 Secured 8% Convertible Notes and warrants (the "April 2005 Private Placement") and in connection with the 2005 Credit Facility, we are required to file a registration statement to register for resale approximately 72.6 million shares of our common stock, of which approximately
65.3 million shares may be issued upon the conversion of our Secured 8% Convertible Notes or the exercise of our Series A Warrants and Series B
Warrants, and the remaining 7.3 million shares may be issued under fee agreements or, potentially, as interest on the Notes. Upon the effectiveness of the registration statement and the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. The issuance of such shares would increase by approximately 42% the number of shares currently outstanding, essentially all which are also registered and freely tradable. If investors in the April 2005 Private Placement or other investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms, should that become necessary.

From inception through December 31, 2004, we had issued approximately 169.5 million shares of our common stock and raised approximately $142 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of our common stock from 200 million to 800 million. After considering the share reserves required for the April 2005 Private Placement, we have the ability to issue in excess of 400 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

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

Our  Stockholders  May  Experience  Substantial  Dilution  as a Result of the 8%
Convertible   Notes  Issued  in  the  April  2005  Private   Placement  and  the
Anti-Dilution Provisions Contained Therein.

Subject to stockholder approval, the terms of the April 2005 Private Placement include anti-dilution protection provisions that require the issuance of additional shares and downward re-pricing of those warrants if we issue additional shares of common stock or common stock equivalents at less than the exercise price pursuant to financing(s) completed within one year of that transaction. Should we complete a transaction triggering these anti-dilution provisions, the interests of our existing stockholders not subject to such anti-dilution protection rights could be even further diluted.

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

We Have Adopted a Stockholder Rights Plan That Has Certain Anti-takeover Effects

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements are included on pages F-1 through F-37 of this Annual Report on Form 10-KSB/A (No.1).

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended December 31, 2004 and 2003. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-37 of this Annual Report on Form 10-KSB/A (No.1).


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

                   HISTORICAL QUARTERLY RESULTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   FIRST       SECOND        THIRD       FOURTH
YEAR ENDED DECEMBER 31, 2004                                      QUARTER      QUARTER       QUARTER     QUARTER
----------------------------                                      -------      -------       -------     -------
Total revenue                                                     $   971      $   910      $   361      $ 1,055
Products costs                                                      1,980        1,013        2,095        2,190
                                                                  -------      -------      -------      -------
Gross profit (loss)                                                (1,009)        (103)      (1,734)      (1,135)
Operating expenses                                                  2,737        3,112        2,309        2,961
Interest income (expense), minority interest and other income        (292)         (29)         241       (2,084)
Income taxes                                                           (2)          --           --           --

                                                                               -------      -------      -------
Net loss attributable to common stockholders                      $(4,040)     $(3,244)     $(3,802)     $(6,180)

                                                                               -------      -------      -------
Net loss per share attributable to common stockholders            $ (0.03)     $ (0.02)     $ (0.02)     $ (0.04)

                                                                               -------      -------      -------

                                                                   FIRST        SECOND        THIRD       FOURTH
YEAR ENDED DECEMBER 31, 2003                                      QUARTER      QUARTER       QUARTER     QUARTER
----------------------------                                      -------      -------       -------     -------
Total revenue                                                     $   784      $   749      $   897      $ 1,037
Products costs                                                      1,415        1,550        1,750        1,406
                                                                  -------      -------      -------      -------
Gross profit (loss)                                                  (631)        (801)        (853)        (369)
Operating expenses                                                  4,323        5,944        3,058        3,736
Interest income (expense), minority interest and other income      (1,388)      (1,179)      (3,342)        (788)
Income taxes                                                           (2)          --           --           --
Dividend on mandatorily redeemable Series A preferred stock           (30)         (30)          --           --

                                                                               -------      -------      -------
Net loss attributable to common stockholders                      $(6,374)     $(7,954)     $(7,253)     $(4,893)

                                                                               -------      -------      -------
Net loss per share attributable to common stockholders*           $ (1.11)     $ (0.72)     $ (0.11)     $ (0.04)
                                                                               -------      -------      -------

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

                                    PART III

ITEM 9.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

             Following is a list of our Directors and Executive Officers as of March 28, 2005.


NAME                             AGE                      CALYPTE POSITION; PRINCIPAL OCCUPATION                   DIRECTOR SINCE
----                             ---                      --------------------------------------                   --------------
Roger I. Gale                    52         Chairman; Chairman, Wavecrest Group Enterprises Limited                    11/04

John J. DiPietro                 46         Director; Chief Financial Officer, Chronix Biomedical, Inc.                10/99

Paul E. Freiman                  70         Director; President and Chief Executive Officer,
                                               Neurobiological Technologies, Inc.                                      12/97

Julius R. Krevans, M.D.          80         Director; Retired Chancellor Emeritus, Director of
                                               International Medical Services University of California,
                                               San Francisco                                                            3/95

Maxim A. Soulimov                32         Director; Director of Legal Affairs, Global Corporate
                                               Ventures, Limited                                                        4/04

J. Richard George                63         President and Chief Executive Officer, Calypte Biomedical
                                               Corporation                                                              N/A

Richard D. Brounstein            55         Executive Vice President and Chief Financial Officer,
                                               Calypte Biomedical Corporation                                           N/A

Richard R. VanMaanen             45         Vice President-Operations and International Business
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

                           SUMMARY COMPENSATION TABLE


                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                                             SECURITIES
                                                                                             UNDERLYING
                                                                                               OPTIONS            ALL OTHER
NAME AND PRINCIPAL POSITION                          YEAR       SALARY ($)        BONUS($)    GRANTED(1)        COMPENSATION ($)
Anthony J. Cataldo (2)                               2004       385,846                0     5,000,000(3)        150,825(4)
     Former Executive Chairman                       2003       445,667(5)             0     2,492,341(6)              0
            of the Board                             2002       185,726(5)             0        30,000(6)              0
J. Richard George (7)                                2004       251,478                0     5,000,000(3)              0
       Chief Executive Officer and President         2003       135,692                0       103,494(8)              0
Jay Oyakawa (9)                                      2004        28,269                0       750,000(9)        350,000(9)
        Former President and Chief Operating         2003       209,941                0             0                 0
           Officer and Member of the Board
Richard D. Brounstein (10)                           2004       212,677                0     1,500,000(3)              0
      Executive Vice President and                   2003       201,792                0       757,371(11)             0
            Chief Financial Officer;
              Former Member of the Board             2002       122,596           15,000             0                 0
Richard R. VanMaanen (12)                            2004       203,630                0     2,000,000(3)              0
      Vice President-Operations and                  2003       148,236                0       131,636(13)        98,248
            International Business Development       2002       131,729                0        12,570(15)             0


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

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

      The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2004:


                                                 PERCENT OF TOTAL
                       NUMBER OF SECURITIES      OPPTIONS GRANTED            EXERCISE
                       UNDERLYING OPTIONS        TO EMPLOYEES IN               PRICE        EXPIRATION
NAME                         GRANTED             IN FISCAL YEAR(1)           ($/SH)(2)         DATE
----                    -------------------      -----------------           ----------     -----------
Anthony J. Cataldo (3)        5,000,000              23.90%                  0.585            5/17/2007
J. Richard George             5,000,000              23.90%                  0.585            6/22/2014
Jay Oyakawa (4)                 750,000                3.58%                 0.320(4)         1/15/2006
Richard D. Brounstein         1,500,000                7.17%                 0.585            6/22/2014
Richard R. Van Maanen         2,000,000                9.56%                 0.585            6/22/2014


--------------

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

     AGGREGATED OPTION EXERCISES IN 2004 AND DECEMBER 31, 2004 OPTION VALUES


                                                                                                       VALUE OF UNEXERCISED
                                                                   NUMBER OF SECURITIES UNDERLYING     IN-THE-MONEY OPTIONS
                                 SHARES                            UNEXERCISABLE OPTIONS AT FISCAL     AT FISCAL YEAR END
                               ACQUIRED ON         VALUE                   YEAR END (#)                 ($) (EXERCISABLE/
             NAME              EXERCISE (#)      REALIZED ($)(2)  (EXERCISABLE/UNEXERCISABLE)(1)       UNEXERCISABLE)(1)(3)
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

----------------

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

                                                                   NUMBER OF
                    NAME AND POSITION                              OPTIONS(1)
                    -----------------                              ----------
Roger I. Gale, Director (2)                                        200,000
John J. DiPietro, Director                                         200,000
Paul E. Freiman, Director                                          200,000
Julius Krevans M.D., Director                                      200,000
Otsuka Pharmaceuticals Co Ltd. (Zafar Randawa, Director) (3)       200,000
Maxim A. Soulimov, Director (4)                                    200,000
[GRAPHIC OMITTED]

--------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Except as set forth in the footnotes to this table, the following table sets forth information known to the Company with respect to the beneficial ownership of its common stock as of April 5, 2005 for (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock,
(ii) each of the Company's  directors,  (iii) each Named  Executive  Officer and
(iv) all directors and executive officers of the Company as a group.


                                                                 SHARES
                                                               BENEFICIALLY             % OF
  5% STOCKHOLDERS, DIRECTORS AND OFFICERS (1)                     OWNED               TOTAL (2)
  -------------------------------------------                  ------------           ---------
Marr Technologies BV (3)                                        58,873,484             32.05
       Strawinskylaan 1431
       1077XX, Amsterdam
       The Netherlands
SF Capital Partners Ltd. (4)                                    17,900,000              9.99
       3600 South Lake Drive
       St. Francis, WI 53235

Roger I. Gale (5)                                                1,081,664                 *
J. Richard George (6)                                            2,575,717              1.48
Richard D. Brounstein  (7)                                       1,507,371                 *
John J. DiPietro (8)                                               307,977                 *
Paul E. Freiman (9)                                                309,901                 *
Julius Krevans, M.D.(10)                                           308,468                 *
Maxim A. Soulimov (11)                                             200,000                 *
Richard R. Van Maanen (12)                                       1,053,589                 *

All current directors and executive officers as a group
   (8 persons)                                                   7,344,687              4.12


-------------------

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

(2)   Based on 171,207,589 shares outstanding as of April 5, 2005.

(3) Based on holdings reported in Amendment No. 4 to Schedule 13D dated August 9, 2004 filed with the Securities and Exchange Commission plus 9,333,333 shares subject to Secured 8% Convertible Notes that are immediately convertible and 3,125,000 shares subject to warrants exercisable within 60 days. Excludes 14,033,334 shares underlying warrants not exercisable until October 4, 2005. Marat Safin has voting and investment control over shares held by Marr Technologies BV.

(4) Based on holdings reported in Amendment No. 1 to Schedule 13G filed on February 14, 2005 with the Securities and Exchange Commission plus 7,900,000 shares subject to Secured 8% Convertible Notes that are immediately convertible. Excludes an additional 5,433,333 shares subject to the Notes, which contain conversion caps that preclude SF Capital Partners Ltd. from utilizing its conversion rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Securities Act of 1934) in excess of 9.999% of the Company's common stock, giving effect to such conversion. Excludes 19,333,333 shares underlying warrants held by SF Capital Partners Ltd. that are not exercisable until October 4, 2005. Also excludes 3,500,000 shares underlying warrants that are subject to exercise caps that preclude SF Capital Partners Ltd. from utilizing its exercise rights within 60 days to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Securities Act of 1934) in excess of 4.999% of the Company's common stock, giving effect to such exercise. Michael A. Roth and Brian J. Stark are the founding members and direct the management of Staro Asset Management, LLC, a Wisconsin limited liability company ("Staro"), which acts as investment manager and has sole power to direct the management of SF Capital Partners Ltd. Through Staro, Messrs. Roth and Stark possess sole voting and dispositive power over all of the shares owned by SF Capital Partners Ltd.

(5) Includes 916,664 shares subject to options exercisable within 60 days. Marr Technologies BV ("Marr"), the beneficial owner of 58,873,484 shares of Calypte Common stock (the "Marr Holdings") was granted the right to nominate two (2) mutually-agreeable candidates for appointment to the Calypte Board of Directors pursuant to an August 2003 agreement. Mr. Gale was nominated by Marr and subsequently appointed as a Director on November 15, 2004 upon the recommendation of the Nominating Committee and the approval of the Calypte Board of Directors. Mr. Gale disclaims any direct or indirect beneficial ownership of Marr Holdings and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in Marr Holdings.

(6)   Includes 2,575,717 shares subject to options exercisable within 60 days.

(7)   Includes 1,507,371 shares subject to options exercisable within 60 days.

(8)   Includes 307,734 shares subject to options exercisable within 60 days.

(9)   Includes 309,901 shares subject to options exercisable within 60 days.

(10)  Includes 308,001 shares subject to options exercisable within 60 days.

(11) Includes 200,000 shares subject to options exercisable within 60 days. Marr Technologies BV ("Marr"), the beneficial owner of 58,873,484 shares of Calypte Common stock (the "Marr Holdings") was granted the right to nominate two (2) mutually agreeable candidates for appointment to the Calypte Board of Directors pursuant to an August 2003 agreement. Mr. Soulimov was nominated by Marr and subsequently appointed as a director on April 2, 2004 upon the recommendation of the Nominating Committee and the approval of the Calypte Board of Directors. He was re-elected as a Director at the annual Meeting of Stockholders on June 22, 2004. Mr. Soulimov disclaims any direct or indirect beneficial ownership of Marr Holdings and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in Marr Holdings.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Certain Documents Filed as Part of the Form 10-KSB

      1. The Company's Consolidated Financial Statements are included on pages F-1 through F-38 of this Annual Report on Form 10-KSB/A (No.1).

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

10.18 ^ Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.21 ^ Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.22 ^ Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.23 ^ Sub-License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.24 ^ Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.25 ^ Non-Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

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

10.70 ^ Distribution Agreement between the Registrant and Biobras S.A., dated as of May 11, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

10.73 ^ Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

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


10.108 Stock Purchase Warrant for 2,550 shares of Common Stock issued to Bristol Capital, LLC.; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated February 15, 2002.

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

10.133 Subscription Agreement between the Company and Marr Technologies B.V.for 20,000,000 shares of Registrant's Common Stock dated August 28, 2003; incorporated by reference from an exhibit filed with the Company's Report on Form 8-K dated September 12, 2003.

10.134 Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Company and Marr Technologies B.V. dated November 13, 2003; incorporated by reference from an exhibit filed with the Company's Report on Form 10-QSB dated November 14, 2003.

10.135 Separation Agreement and Release between the Company and Jay Oyakawa dated January 19, 2004; incorporated by reference from an exhibit filed with the Company's Report on Form 10-QSB/A (No.1)dated January 29, 2004.

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

10.154 Separation and Consulting Agreement and Release of Claims between the Company and Anthony J. Cataldo effective as of November 15, 2004.

10.155 Form of $2,000,000 7% Promissory Note issued by the Company to Marr Technologies BV dated January 14, 2005 and form of Amendment thereto incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-KSB on March 31, 2005.

10.156 Form of Purchase Agreement between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on April 5, 2005.

10.157 Form of Secured 8% Convertible Promissory Note between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on April 5, 2005.

10.158 Form of Registration Rights Agreement between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on April 5, 2005.

10.159 Form of Series A Warrant between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on April 5, 2005.

10.160 Form of Series B Warrant between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on April 5, 2005.

10.161 Form of Security Agreement between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on April 5, 2005.

10.162 Form of Amendment to Securities Purchase Agreement between the Company and the investors in the May 2004 and July 2004 Private Placements dated April 4, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on April 5, 2005.

10.163 2005 Credit Facility Agreement between the Company and Marr Technologies BV dated April 4, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on April 5, 2005.

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

-----------------

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

                                                    2004          2003 and 2002
                                                    ------        -------------
Audit fees                                        $191,280             $135,000
Audit-related fees                                $ 29,447                    --
Tax fees                                                --                    --
All other fees                                          --                    --

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


      The following table summarizes fees billed for services during 2003 by KPMG LLP, the Company's former auditors, for each of the following categories of service:

                                                   2003
                                                   ----
                       Audit fees                $108,450
                       Audit-related fees        $ 62,075
                       Tax fees                        --
                       All other fees            $ 53,365

      "Audit fees" include fees invoiced in 2003 for the audit of the Company's annual financial statements for 2002 and the quarterly reviews of the statements for calendar 2003 through September 30, 2003, as well as fees for consultation regarding accounting issues and their impact on or presentation in the Company's financial statements. "Audit-related services" consisted primarily of the review of registration statements and the issuance of related consents. "Tax fees" include tax planning and the preparation of the Company's tax returns. KPMG did not provide any tax or financial information systems design or implementation services to the Company. "All other fees" represents fees billed during the fourth quarter of 2003 in connection with KPMG's review of documentation supplied by the Company to the Audit Committee's outside counsel related to the SEC's informal inquiry described in Part I, Item 8 of this Form 10-KSB/A (No.1).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                      F-2
---------------------------------------------------------

Consolidated Balance Sheets                                                  F-3
---------------------------

Consolidated Statements of Operations                                        F-4
--------------------------------------

Consolidated Statements of Stockholders' Equity (Deficit)                    F-5
----------------------------------------------------------

Consolidated Statements of Cash Flows                                        F-7
--------------------------------------

Notes to Consolidated Financial Statements                                   F-9
-------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

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

In our report dated February 17, 2005, except as to Note 18, which was as of March 30, 2005, we expressed substantial doubt about the Company's ability to continue as a going concern because of recurring operating losses and negative cash flows from operations, and management's belief that the Company's cash resources were not sufficient to sustain its operations through the second quarter of 2005 without additional financing. As discussed in Note 18, the Company raised $8 million in financing from outside investors on April 4, 2005, and also entered into a $5.5 million financing arrangement with its largest stockholder, thus alleviating our doubt about its ability to continue as a going concern.

Under the $5.5 million financing arrangement with its largest stockholder, the Company may borrow up to $5.5 million for general corporate purposes through December 31, 2005, in exchange for 9% promissory notes maturing on the earlier of one year after issuance, or May 31, 2006.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
February 17, 2005, except Note 18,
  which is as of April 4, 2005

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                DECEMBER 31,
                                                                                           ----------------------
                                                                                              2004         2003
                                         ASSETS                                            ---------    ---------

Current assets:
      Cash and cash equivalents                                                            $   1,075    $   5,084
      Accounts receivable, net of allowance of $36 at December 31, 2004 and 2003                 262          369
      Inventory                                                                                1,524        2,153
      Prepaid expenses                                                                           385          872
      Deferred offering costs, net of accumulated amortization of $333 at
         December 31, 2003                                                                        --           14
      Other current assets                                                                        32           63
                                                                                           ---------    ---------

            Total current assets                                                               3,278        8,555

Property and equipment, net                                                                    1,225          727
Intangible assets                                                                              2,886          150
Other assets                                                                                     541           85
                                                                                           ---------    ---------

                                                                                           $   7,930    $   9,517
                                                                                           =========    =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses                                                $   6,218    $   4,313
      Notes and debentures payable, net of $23 and $90 discount at December 31,
         2004 and 2003, respectively                                                              37          868
      Capital lease obligations - current portion                                                157            9
      Anti-dilution obligation                                                                 1,638           --
      Deferred revenue                                                                            --          500
                                                                                           ---------    ---------
            Total current liabilities                                                          8,050        5,690

Deferred rent                                                                                     18           26
Capital lease obligations - non-current portion                                                  304            8
Other long term liabilities                                                                       35          180

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2004 and 2003; 100,000 shares issued and outstanding at December 31, 2004 and 2003; aggregate redemption and
   liquidation value of $1,000 plus cumulative dividends                                       2,816        2,696
                                                                                           ---------    ---------
            Total liabilities                                                                 11,223        8,600
                                                                                           ---------    ---------
Commitments and contingencies

Stockholders' equity (deficit):
      Preferred stock, $0.001 par value; 5,000,000 shares authorized;
         no shares issued or outstanding                                                          --           --
      Common stock, $0.03 par value; 800,000,000 and 200,000,000 shares authorized at December 31, 2004 and 2003; 169,456,112 and 136,300,885
         shares issued and
         outstanding as of December 31, 2004 and 2003, respectively                            5,084        4,089
      Additional paid-in capital                                                             136,757      124,699
      Deferred compensation                                                                       (4)          (7)
      Accumulated deficit                                                                   (145,130)    (127,864)
                                                                                           ---------    ---------
            Total stockholders' equity (deficit)                                              (3,293)         917
                                                                                           ---------    ---------
                                                                                           $   7,930    $   9,517
                                                                                           =========    =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                Year Ended December 31,
                                                                                                ----------------------
                                                                                                 2004           2003
                                                                                                ---------    ---------
Revenues:
   Product sales                                                                                $   2,797    $   3,467
   Other revenue                                                                                      500           --
                                                                                                ---------    ---------
     Total revenues                                                                                 3,297        3,467
                                                                                                ---------    ---------
Operating expenses:
   Product costs                                                                                    7,278        6,121
   Research and development costs                                                                   2,140        1,544
   Selling, general and administrative costs (non-cash of $733
     and $6,800 in 2004 and 2003, respectively)                                                     8,979       15,517
                                                                                                ---------    ---------
     Total operating expenses                                                                      18,397       23,182
                                                                                                ---------    ---------
       Loss from operations                                                                       (15,100)     (19,715)
Interest expense, net (non-cash of $2,076 and $6,559 in 2004 and 2003, respectively)               (2,126)      (6,969)
Other income (expense), net                                                                           (38)         272
                                                                                                ---------    ---------
       Loss before income taxes                                                                   (17,264)     (26,412)
Income taxes                                                                                            2            2
                                                                                                ---------    ---------
       Net loss                                                                                   (17,266)     (26,414)

Less dividends on mandatorily redeemable Series A preferred stock                                      --          (60)

Net loss attributable to common stockholders                                                    $ (17,266)   $ (26,474)
                                                                                                =========    =========
Net loss per share attributable to common stockholders (basic and diluted)                      $   (0.11)   $   (0.47)
                                                                                                =========    =========
Weighted average shares used to compute net loss per share attributable to common
   stockholders (basic and diluted)                                                               155,575       55,903
                                                                                                =========    =========


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                           TOTAL
                                                            ADDITIONAL                                 STOCKHOLDERS'
                                NUMBER OF       COMMON       PAID-IN        DEFERRED     ACCUMULATED      EQUITY
                               COMMON SHARES     STOCK       CAPITAL      COMPENSATION     DEFICIT       (DEFICIT)
                               -----------   -----------   -----------    -----------    -----------    -----------
Balances at December 31,         5,058,484   $       152   $    93,804    $        --    $  (101,450)   $    (7,494)
  2002
Shares issued under the
  Employee Stock Purchase           18,192            --             4             --             --              4
  Plan
Stock issued in lieu of
  cash to employees,
  vendors and consultants        6,374,523           183         3,716             --             --          3,899
Shares issued through
  private placement, net of
  expenses of $677              28,333,333           850        10,973             --             --         11,823
Shares issued upon
  conversion of debentures,
  accrued interest and
  delayed registration
  penalties                     83,067,064         2,492         5,902             --             --          8,394
Shares issued upon exercise
  of warrants and options       13,418,728           411         4,029             --             --          4,440
Fair value of warrants and
  beneficial conversion
  feature granted in
  conjunction with issuance
  of convertible debentures             --            --         2,287             --             --          2,287
Repurchase of beneficial
  conversion feature                    --            --          (128)            --             --           (128)
Dividend requirements of
  mandatorily redeemable
  Series A preferred stock              --            --           (60)            --             --            (60)
Compensation related to
  stock option grants                   --            --         4,136            (10)            --          4,126
Amortization of deferred
  compensation                          --            --            --              3             --              3
Shares issued to acquire
  intellectual property             30,561             1            36             --             --             37
Net loss                                --            --            --             --        (26,414)       (26,414)
                               -----------   -----------   -----------    -----------    -----------    -----------
Balances at December 31, 2003  136,300,885   $     4,089   $   124,699    $        (7)   $  (127,864)   $       917
                               ===========   ===========    ==========    ===========    ===========    ===========


                                   (Continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           TOTAL
                                                            ADDITIONAL                                 STOCKHOLDERS'
                                NUMBER OF       COMMON       PAID-IN        DEFERRED     ACCUMULATED      EQUITY
                               COMMON SHARES     STOCK       CAPITAL      COMPENSATION     DEFICIT       (DEFICIT)
                                -----------   -----------   -----------   -----------    -----------    -----------
Balances at December 31, 2003   136,300,885   $     4,089   $   124,699   $        (7)   $  (127,864)   $       917
Shares issued under the
  Employee Stock Purchase
  Plan                               35,931             1            12            --             --             13
Stock issued in lieu of
  cash to vendors and
  consultants                     1,185,580            36           643            --             --            679
Fair market value of
  warrants and options
  issued for credit
  facility, intellectual
  property and other
  services                               --            --           606            --             --            606
Intrinsic value of options
  issued to employees                    --            --           251            --             --            251
Proceeds received from
  shares and warrants
  issued through private
  placement, net of
  expenses of $763               26,970,000           809         9,216            --             --         10,025
Shares issued upon
  conversion of debentures,
  accrued interest and
  delayed registration
  penalties                       3,513,819           105           942            --             --          1,047
Shares issued upon exercise
  of warrants and options           518,622            16            43            --             --             59
Compensation related to
  stock option grants                    --            --             2                           --              2
Amortization of deferred
  compensation                           --            --            --             1             --              1
Shares issued to acquire
  intellectual property             931,275            28           345            --             --            373
Net loss                                 --            --            --            --        (17,266)       (17,266)
                                -----------   -----------   -----------   -----------    -----------    -----------
Balances at December 31, 2004   169,456,112   $     5,084   $   136,757   $        (4)   $  (145,130)   $    (3,293)
                                ===========   ===========   ===========   ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            Year Ended
                                                                                            December 31,
                                                                                        --------------------
                                                                                            2004        2003
                                                                                        --------    --------
Cash flows from operating activities:
Net loss                                                                                $(17,266)   $(26,414)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                             406         567
   Amortization of deferred compensation                                                       1           3
   Non-cash interest expense attributable to:
     Amortization of debenture discounts and charge for beneficial conversion feature         67       4,835
     Amortization of deferred offering costs                                                  14         997
     Liquidated damages due to delayed registration of stock underlying convertible         (205)        540
     debentures
     Dividends on mandatorily redeemable Series A preferred stock                            120          60
     Anti-dilution obligation                                                              1,638          --
   Non-cash loss (gain) on settlement of trade debt                                           --          54
   Fair market value of common stock, warrants, options and bonuses granted                1,461       7,082
   Gain on repurchase of beneficial conversion feature                                        --        (128)
   Warrant liability adjustment                                                               --        (275)
   Loss on sale of equipment                                                                   2          55
   Changes in operating assets and liabilities:
     Accounts receivable                                                                     107         (41)
     Inventory                                                                               629      (1,190)
     Prepaid expenses and other current assets                                                78        (299)
     Deferred offering costs and other assets                                               (120)         19
     Accounts payable, accrued expenses and deferred revenue                                 396         502
     Other long-term liabilities                                                            (152)        186
                                                                                        --------    --------
       Net cash used in operating activities                                             (12,824)    (13,447)
                                                                                        --------    --------
Cash flows from investing activities:
   Proceeds from the sale of equipment                                                        16          --
   Investment in joint venture                                                              (244)         --
   Investment in intangibles                                                                (576)       (113)
   Purchase of equipment                                                                    (922)       (433)
                                                                                        --------    --------
       Net cash used in investing activities                                              (1,726)       (546)
                                                                                        --------    --------
Cash flows from financing activities:
   Proceeds from sale of stock                                                            10,861      16,994
   Expenses related to sale of stock                                                        (764)       (678)
   Net proceeds from issuance of notes and debentures                                         --       3,353
   Repayment of notes and debentures                                                          --        (735)
   Proceeds from capital lease financing                                                     500          --
   Principal payments on capital leases                                                      (56)         (4)
                                                                                        --------    --------
       Net cash provided by financing activities                                          10,541      18,930
                                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents                                      (4,009)      4,937

Cash and cash equivalents at beginning of period                                           5,084         147
                                                                                        --------    --------
Cash and cash equivalents at end of period                                              $  1,075    $  5,084
                                                                                        ========    ========


                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)



                                                                                       Year Ended
                                                                                       December 31,
                                                                                     ---------------
                                                                                       2004     2003
                                                                                     ------   ------

Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                            $   82   $   37
   Cash paid for income taxes                                                             2        2

Supplemental disclosure of non-cash activities:
   Dividend on mandatorily redeemable Series A preferred stock                           --       60
   Common stock grants                                                                   --      435
   Conversion of notes and debentures payable and accrued interest to common stock    1,047    8,488
   Fair market value of warrants issued in conjunction with debenture                    --       81
   Beneficial conversion feature, net of write off upon conversion                       --    2,287
   Common stock issued for intellectual property and equipment                          469       --
   Accrued interest converted to note payable                                            --      148


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

The Company incurred net losses attributable to common stockholders of $17.3 million and $26.5 million in 2004 and 2003, respectively. The accumulated deficit at December 31, 2004 was $145 million. As described more completely in
Note 18, Subsequent Events, since December 31, 2004, the Company has entered into financing arrangements that management believes will provide adequate funds to sustain operations at expected levels at least through 2005. To the extent that the Company issues 9% notes under the 2005 Marr Credit Facility, however, it must repay those notes at their maturity dates during the first half of 2006. The Company must achieve profitability and sustainable cash flows for its business model to succeed. If sufficient funds are not available from the Company's operations to repay any promissory notes issued under the 2005 Credit Facility or the Secured 8% Senior Convertible Notes, if they have not been converted before their two-year maturity date, the Company may need to arrange additional financing, attempt to extend or otherwise modify the notes or make other arrangements. There can be no assurance that additional financing would be available, or it if is available, that it would be on acceptable terms. The Company's future liquidity and capital requirements will depend on numerous factors, including successful commercialization of its new rapid tests, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing, obtain regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, actions by the FDA and other international regulatory bodies, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

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


(2) SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company, and its wholly-owned subsidiaries, Calypte, Inc. and Calypte Biomedical India Pty. Ltd.. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 51% ownersip interest in Beijing Calypte Biomedical Technology Ltd. ("Beijing Calypte") using the equity method. The results of operations of Beijing Calypte were not material in either 2004 or 2003.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                                           2004            2003
                                                                         ========        ========
                                                                     (IN THOUSANDS)   (IN THOUSANDS)

Net loss attributable to common stockholders, as reported                $(17,266)       $(26,474)
Add: Stock-based employee compensation expense included in
   reported net loss, net of related tax effects                              267           1,082
Less: Stock-based employee compensation expense determined under
   fair value based method for all awards, net of related tax effects      (9,709)         (2,794)
                                                                         --------        --------
Pro forma net loss attributable to common stockholders                   $(26,708)       $(28,186)
                                                                         ========        ========
Net loss per share attributable to common stockholders:
    As reported                                                          $  (0.11)       $  (0.47)
    Pro forma                                                            $  (0.17)       $  (0.50)

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


(6) ACCOUNTS PAYABLE, ACCRUED EXPENSES AND DEFERRED REVENUE

Accounts payable and accrued expenses as of December 31, 2004 and 2003 consisted of the following (in thousands):

                                                                               2004     2003
                                                                              ------   ------

Trade accounts payable                                                        $1,652   $2,189
Accrued royalties                                                                355      582
Accrued salary, severance and vacation pay                                     1,192      125
Accrued interest (including non-cash liquidated damages related to delayed registration of stock underlying convertible and other securities of $271
  in 2003)                                                                         9      308
Accrued restructuring expense                                                     --      109
Accrued consulting contract expenses                                             803      573
Accrued liabilities under intellectual property license agreements             1,686       --
Other                                                                            521      427
                                                                              ------   ------
Total accounts payable and accrued expenses                                   $6,218   $4,313
                                                                              ======   ======
Deferred revenue                                                              $   --   $  500
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

                                                                                           Discount      Net
                                  Balance                                       Balance       at      Balance at
                                 12/31/02   Additions  Payments   Conversions   12/31/03   12/31/03   12/31/03
                                 --------   ---------  --------   -----------   --------   --------   --------
8% Convertible Notes              $ 2,985   $   107    $    --     $(3,092)      $    --    $    --    $    --
8.5% Note - LHC Corporation           393        42       (435)         --            --         --         --
10% Convertible Note - BNC Bach       126        --         --        (126)           --         --         --
10% Convertible Debentures -
   Mercator                            --     1,950         --      (1,058)          892        (36)       856
12% Convertible Debenture -
   Bristol Investment Fund, Ltd       465        --         --        (465)           --         --         --

12% Convertible Debenture -
   Mercator                           850     1,750       (300)     (2,234)           66        (54)        12
                                  -------   -------    -------     -------       -------    -------    -------

Total                             $ 4,819   $ 3,849    $  (735)    $(6,975)      $   958    $   (90)   $   868
                                  =======   =======    =======     =======       =======    =======    =======

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                                                                                            Discount      Net
                                   Balance                                      Balance        at      Balance at
                                  12/31/03  Additions  Payments   Conversions    12/31/04   12/31/04    12/31/04
                                  --------  ---------  --------   -----------    --------   --------    --------
10% Convertible Debentures -
   Mercator                           892        --         --        (892)           --         --         --
12% Convertible Debenture -
   Mercator                            66        --         --          (6)           60        (23)        37

Total                             $   958   $    --    $    --     $  (898)      $    60    $   (23)   $    37


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

On May 26, 2004, when the market price of the Company's common stock was $0.46 per share, the Company and Marr again amended the Marr Credit Facility whereby Marr committed to subscribe for up to $5,000,000 of Promissory Notes that the Company might issue through December 31, 2004. Any Notes issued pursuant to this second amendment would bear interest at 9% per annum and have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility would be reduced by the amount of any equity financing the Company obtained after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds of the May 2004 Private Placement. Refer to Note 10 for a description of subsequent equity financing. In July 2004, the commitment was reduced to approximately $3.6 million as a result of the closing of the July 2004 Private Placement. As consideration for the extension of the commitment period, the Company issued to Marr a warrant to purchase 500,000 shares of its common stock at an exercise price of $0.40 per share. This warrant was immediately exercisable and expires on May 26, 2006, two years after its issuance. The warrant was valued at $0.35 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.53%; expected dividend rate of 0.00%; volatility of 161.78%; and expected term of 2 years. The calculated value of the warrant was recorded as interest expense.

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

The table below summarizes the components of net interest expense reported in the consolidated statements of operations (in thousands).

                                                                              2004         2003
                                                                            -------      -------
Interest on debt instruments paid or payable in cash                        $    88      $   425
                                                                            -------      -------
Non-cash interest expense composed of:
   Amortization and proportional write-off upon conversion of note and
     debenture discounts and deferred offering costs                             81        5,832
   Liquidated damages due to delayed registration of shares underlying
     convertible notes and debentures and other securities                     (205)         620
   Expense attributable to warrants issued in conjunction with the Marr
     Credit Facility                                                            402          322
   Expense attributable to warrants issued in conjunction with the $0.5
   million capital lease agreement                                               20           --
   Warrant liability mark-to-market adjustment attributable to Bristol
     Class A and Class B warrants                                                --         (275)
   Anti-dilution obligation arising from May and July 2004 equity             1,638           --
     financing (see Note 10)
   Maturity extension fee payable in stock on convertible debentures             20           --
     issued to Mercator group
   Expense attributable to dividends on mandatorily redeemable Series A
     preferred stock                                                            120           60
                                                                            -------      -------
Total non-cash interest expense                                               2,076        6,559
                                                                            -------      -------

  Total interest expense                                                      2,164        6,984

  Interest income                                                               (38)         (15)
                                                                            -------      -------

  Net interest expense                                                      $ 2,126      $ 6,969
                                                                            =======      =======


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

As part of the 2004 closure of its Alameda, California facility, the Company disposed of all remaining assets subject to capital leases at that location. During 2004, the Company entered into a 36 month capital lease secured by macninery and equipment located at its Rockville, Maryland location and having an agreed fair value of $500,000.

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
                                                   =======      =======

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


Future minimum lease payments under capital leases as of December 31, 2004 were (in thousands):

Year ended December 31,
2005                                                       215
2006                                                       207
2007                                                       138
                                                         -----

                                                           560
Less amount representing interest                          (99)
                                                         -----

Present value of capital lease obligation                  461
Capital lease obligations - current portion               (157)
                                                         -----

Capital lease obligations - long-term portion            $ 304
                                                         =====


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

Total rent expense under these leases was $804,000 and $836,000 for the years ended December 2004 and 2003, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 2004 were (in thousands):

Year ended December 31,
2005                                                    $  697
2006                                                       707
2007                                                       620
2008                                                       574
2009                                                        96
Thereafter                                                  --
                                                        ------
Total                                                   $2,694
                                                        ======


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

Refer to Note 18, Subsequent Events, for a description of additional financing completed in 2005 and an amendment to the anti-dilution provisions of the 2004 PIPEs.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


                                                            Low           High
                                                           ------        -----
Exercise price per share                                   $0.080         $1.50
Market price of Calypte's stock on date of issuance         $0.18         $2.01
Assumptions:
   Expected dividend yield                                   0.0%          0.0%
   Risk free rate of return                                 0.92%         1.86%
   Contractual life                                      3 months     24 months
   Volatility                                             131.35%       411.50%
Fair Market Value                                           $0.11         $1.46

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

The following table summarizes 2004 option activity for the 2004 Plan:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                      OPTIONS       EXERCISE PRICE
                                                      ========      ===============

Granted                                              18,468,000       $    0.580
Cancelled                                               (60,000)           0.390
                                                     ----------
Outstanding as of December 31, 2004                  18,408,000       $    0.580
                                                     ==========
Exercisable as of December 31, 2004                  11,506,168       $    0.585
                                                     ==========

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


As of December 31, 2004, 152,722 shares of common stock were available for grant under the 2000 Incentive Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2004 and 2003, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                                     2004             2003
                                                                  ===========      ===========
Per share weighted average fair value of options granted               $0.672           $0.336
Expected dividend yield                                                 0.00%            0.00%
Risk-free interest rate                                                 2.91%            3.44%
Volatility                                                             268.4%           226.1%
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

The following table summarizes activity under the Stock Plan during 2003 and 2004:

                                                                       WEIGHTED AVERAGE
                                                       OPTIONS          EXERCISE PRICE
                                                     ============      ================
Outstanding as of December 31, 2002                         6,756      $    111.31
Cancelled                                                    (500)          210.00
                                                            -----
Outstanding as of December 31, 2003 and 2004                6,256      $    103.42
                                                            =====

Exercisable as of December 31, 2003 and 2004                6,256      $    103.42

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

The following table summarizes activity under the Director Option Plan:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                    OPTIONS     EXERCISE PRICE
                                                  ==========    ==============
Outstanding as of December 31, 2002                   20,681     $     9.56
Granted                                              631,667           0.33
Exercised                                             (8,333)          0.32
Cancelled                                           (206,335)          0.87
                                                  ----------
Outstanding as of December 31, 2003                  437,680     $     1.93
Granted                                            1,000,000           0.58
Exercised                                                 --             --
Cancelled                                                 --             --
                                                  ----------
Outstanding as of December 31, 2004                1,437,680     $     0.99
                                                  ==========
Exercisable as of December 31, 2003                  271,004     $     2.93
Exercisable as of December 31, 2004                1,437,680     $     0.99


As of December 31, 2004, 553,962 shares of common stock were available for grant under the Director Option Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2004 and 2003, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                                                                  2004              2003
                                                              =============     =============
Per share weighted-average fair value of options granted           $0.580             $0.332
Expected dividend yield                                             0.00%              0.00%
Risk-free interest rate                                             4.13%              3.57%
Volatility                                                        213.95%             217.1%
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

                                               Options Outstanding                                 Options Exercisable
                                 ====================================================     =================================

                                   Weighted-
                                    Number              Average          Weighted-            Number          Weighted-
                                 Outstanding at     Remaining Years       Average         Exercisable at       Average
    Range of Exercise Prices       12/31/04          to Expiration     Exercise Price        12/31/04       Exercise Price
    ========================     ==============     ===============   ===============     ==============    ===============
$0.010 -  $0.300                   1,025,279               4.68        $    0.150              723,614       $  0.113
$0.320 -  $0.320                   5,657,982               6.38        $    0.320            5,324,281       $  0.320
$0.390 -  $0.560                     443,000               9.46        $    0.500              210,392       $  0.558
$0.585 -  $0.585                  18,800,000               9.46        $    0.585           12,300,000       $  0.585
$0.060 - $210.00                   1,235,958               8.58        $    1.912              524,530       $  3.540
                                 -----------                                                ----------
$0.010 - $210.00                  27,162,219               8.60        $    0.572           19,082,823       $  0.574
                                 ===========                                                ==========


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
                                                                 =======     =======


The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

                                                                 December 31,
                                                                 ------------
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

In connection with the aggregate $12.5 million investments by Marr Technologies BV during 2003, the Company signed a Memorandum Of Understanding to create a joint venture in China to market the Company's current and future products. Additionally, the Nominating Committee of the Company's Board of Directors agreed to grant Marr the right to nominate two mutually-agreeable representatives to the Company's Board of Directors. During 2004, two directors initially nominated by Marr were added to the Company's Board of Directors. See
Note 18, Subsequent Events, for a description of financing provided by Marr in 2005.

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

April 2005 Private Placement
On April 4, 2005, when the market price of its common stock was $0.27 per share and pursuant to Regulations S and D, the Company issued $8.0 million of Secured 8% Senior Convertible Notes (the "Notes") and warrants (the "Warrants") to purchase shares (the "Warrant Shares") of its common stock in a private placement. Under the terms of the purchase agreements between the Company and the investors (the "Purchase Agreement(s)"), the Company issued to 5 accredited investors an aggregate of $8.0 million of Secured 8% Senior Convertible Notes having a term of two years and convertible into 26,666,667 shares of common stock at $0.30 per share; Series A warrants to purchase an aggregate of 26,666,667 Warrant Shares, with each Series A warrant exercisable after a period of six months at an exercise price of $0.325 per share, and having a 5 year term; and Series B warrants to purchase an aggregate of 12,000,000 Warrant Shares, with each Series B warrant exercisable after a period of six months at an exercise price of $0.325 per share and having a term of 5 years. After a period of 18 months following the closing of the transaction and if the daily volume weighted average price of its common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, the Company has the right to force the conversion of any unconverted Notes into shares of common stock. Under certain circumstances prior to the effectiveness of a registration statement, but after a period of six months following closing, both the Series A and Series B Warrants have a cashless exercise feature. After a period of six months following the closing of the transaction and if the daily volume weighted average price of its common stock is greater than approximately $0.542 for 20 consecutive trading days and subject to certain trading volume restrictions, the Company has the right to force the exercise of the Series B Warrants, which would result in proceeds to the Company of approximately $3.9 million. The Company used $2,000,000 from the proceeds of the placement to repay the 7% Promissory Note issued to Marr in January 2005 and which it had extended through April 30, 2005. The Company intends to use the remainder of the proceeds for general working capital purposes as well as for the commercialization of its rapid tests for HIV-1/2 diagnosis.

The registration rights agreement with the investors (the "Registration Rights Agreement") requires that the Company file a registration statement for the re-sale of the common stock underlying (i) the Notes; (ii) the Warrant Shares and (iii) the shares underlying additional Notes which the Company may, subject to stockholder approval, issue in payment of interest on the Notes, within 45 days of closing and to achieve effectiveness of that registration statement within 120 days of closing. In the event the Company fails to register the common stock underlying the Notes within the prescribed time, it will be obligated to pay Note holders 1% of the aggregate face amount of the Notes as partial liquidated damages. The Company will be required to pay 2% of the aggregate face amount of the Notes as additional partial liquidated damages on each monthly anniversary (or pro-rata amount thereof) of the date on which it was required to have the shares of common stock registered.

Under certain conditions and subject to approval by the Company's stockholders, the Purchase Agreement and Series A Warrant provide for anti-dilution adjustments in the conversion price of the Notes and the exercise price of the Series A Warrant in the event the Company issues shares of common stock or common stock equivalents, as defined in the agreements, within one year of the closing date at a price less than $0.30 per share with respect to the Notes or at less than $0.325 per share with respect to the Series A Warrant. These adjustment provisions terminate upon the earlier of (i) one year or (ii) conversion of an investor's Note or exercise of Series A Warrant. Investors also received a right of participation in any future offerings the Company may undertake within one year of the closing date. With the exception of Marr, the conversion of the Notes and the exercise of the Warrants, including a forced exercise of the Series B Warrants initiated by the Company, are subject to an ownership limitation not to exceed 9.99%.

In connection with the placement, there are finders fees and/or placement agent fees of up to 7% of the related investment amount in cash or Notes, and Warrants to purchase common stock of up to 4% of the related investment amount.

$5.5 Million Credit Facility
On April 4, 2005, when the market price of its common stock was $0.27 per share, the Company entered into the 2005 Credit Facility Agreement with Marr, pursuant to which the Company has access to $5.5 million from the issuance of 9% promissory notes that it may issue through December 31, 2005, should its Board of Directors unanimously approve the issuance of one or more such notes before the commitment period ends. Marr has two representatives currently serving on the Company's Board of Directors. Any notes issued under this facility will be due and payable on the earlier of twelve months from the date of issue or May 31, 2006. Any proceeds received from the forced exercise of the Series B Warrants issued in April 2005 or any other financing the Company may complete prior to December 31, 2005 would reduce the availability of funds dollar for dollar under the 2005 Credit Facility.

In connection with the 2005 Credit Facility, the Company issued to Marr a 5-year warrant, exercisable after a period of 6 months, to purchase 500,000 shares of the Company's common stock at an exercise price of $0.40 per share. Under certain conditions and subject to approval by the Company's stockholders, the warrant provides for anti-dilution adjustments to the exercise price of the warrant in the event the Company issues shares of common stock or common stock equivalents, as defined in the warrant, within one year of the closing date at a price less than the exercise price. This provision terminates after one year. The Company also granted Marr a right of participation in any future offerings the Company may undertake within one year of the closing date.

Amendment of Anti-Dilution Provisions of  2004 PIPEs
The 8% Convertible Notes and Warrants issued in April 2005 qualified as an issuance of common stock equivalents to which the anti-dilution provisions of the securities purchase agreements and warrants dated as of May 28, 2004 or July 9, 2004 (the 2004 PIPEs) apply. In conjunction with the April 2005 Private Placement, on April 4, 2005, when the market price of the Company's common stock was $0.27 per share, the Company and the investors who are parties to securities purchase agreements and warrants in the 2004 PIPEs agreed to amend the 2004 PIPES with respect to anti-dilution rights granted therein so that they do not become effective unless and until they are approved by the Company's stockholders, which approval the Company will seek at the next annual meeting of stockholders which it expects to hold in June 2005. In consideration of the amendment, and subject to stockholder approval, the Company has agreed to issue to each investor in the 2004 PIPES additional shares of common stock and a warrant to purchase additional shares of common stock for no additional consideration from the investors. Additionally, the exercise price of all warrants issued in the 2004 PIPEs will be reduced from $0.50 per share to $0.45 per share. The Company expects to issue approximately 7.1 million additional shares of common stock and additional warrants to purchase approximately 1.3 million additional shares of its Common Stock at an exercise price of $0.325 per share under the terms of the amendment. The investors in the 2004 PIPEs who held shares prior to their participation in those transactions and who also continue to be Company stockholders have entered into a voting agreement to vote their eligible shares in favor of approving the anti-dilution rights.

 PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
            ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         CALYPTE BIOMEDICAL CORPORATION
                                  (Registrant)


                                     By: /s/ J. Richard George
                                        --------------------------------------
                                                 J. RICHARD GEORGE
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: April 7, 2005

                                POWER OF ATTORNEY

Each Director of the Registrant whose signature  appears below,  hereby appoints
J. Richard George and Richard D. Brounstein as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Securities and Exchange Commission any and all Amendments to this report on Form 10-KSB/A (No.1) to the same extent and with the same effect as if done personally.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

              Signature                                                Title                                      Date
=========================================       ====================================================     ===========================
          /s/ Roger I. Gale                     Chairman of the Board of Directors                             April 7, 2005
=========================================
            Roger I. Gale

        /s/ J. Richard George                   President, Chief Executive Officer                             April 7, 2005
=========================================
          J. Richard George

      /s/ Richard D. Brounstein                 Executive Vice President and Chief Financial Officer           April 7, 2005
=========================================       (Principal Financial and Accounting Officer)
        Richard D. Brounstein

         /s/ John J. DiPietro                   Director                                                       April 7, 2005
=========================================
           John J. DiPietro

           /s/ Paul Freiman                     Director                                                       April 7, 2005
=========================================
             Paul Freiman

     /s/ Julius R. Krevans, M.D.                Director                                                       April 7, 2005
=========================================
       Julius R. Krevans, M.D.

        /s/ Maxim A. Soulimov                   Director                                                       April 7, 2005
=========================================
          Maxim A. Soulimov