Form 10QSB
period 2005-03-31
CALYPTE BIOMEDICAL CORP
filed 2005-05-16
CIK 899426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation  or organization)                    dentification Number)

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

                                       Yes |X|    No |_|

      The registrant had 171,243,303 shares of common stock outstanding as of May 13, 2005.

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

           Condensed Consolidated Balance Sheets as of
           March 31, 2005 and December 31, 2004...............................3

           Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2005 and 2004...............................4

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2005 and 2004......................................5

           Notes to Condensed Consolidated Financial
           Statements.........................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................13

  Item 3.  Controls and Procedures...........................................36

PART  II.  Other Information


 Item 1.   Legal Proceedings.................................................37

 Item 2.   Unregistered Sales of Securities and Use of Proceeds..............37

 Item 4.   Submission of Matters to a Vote of Security Holders...............49

 Item 5.   Other Information - Subsequent Events.............................49

 Item 6.   Exhibits and Reports on Form 8-K..................................50

SIGNATURES...................................................................51

PART I.  FINANCIAL INFORMATION
Item  1. Financial Statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                              March 31,         December 31,
                                                                                                2005                2004
                                                                                           -------------        ------------
                                                                                            (unaudited)
                                         ASSETS
Current assets:
      Cash and cash equivalents                                                             $          275     $        1,075
      Accounts receivable, net of allowance of $36 at March 31, 2005 and December 31,                  268                262
       2004
      Inventory                                                                                      1,281              1,524
      Prepaid expenses                                                                                 408                385
      Other current assets                                                                              58                 32
                                                                                            --------------     --------------

            Total current assets                                                                     2,290              3,278

Property and equipment, net                                                                          1,162              1,225
Intangible assets                                                                                    2,886              2,886
Deferred offering costs                                                                                 63                 --
Other assets                                                                                           519                541
                                                                                            --------------     --------------

                                                                                            $        6,920     $        7,930
                                                                                            ==============     ==============
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                                 $        5,669     $        6,218
      Notes and debentures payable, net of discount of $15 and $23 at March 31, 2005 and
         December 31, 2004, respectively                                                             2,045                 37
      Capital lease obligations - current portion                                                      159                157
      Anti-dilution obligation                                                                       1,820              1,638
                                                                                            --------------     --------------

            Total current liabilities                                                                9,693              8,050

Deferred rent                                                                                           15                 18
Capital lease obligations - non-current portion                                                        263                304
Other long term liabilities                                                                             --                 35

Mandatorily  redeemable  Series A preferred  stock,  $0.001 par value; no shares authorized at March 31, 2005 and December 31, 2004; 100,000 shares issued and outstanding at
   March 31, 2005 and December 31, 2004; aggregate redemption and liquidation value of               2,846              2,816
                                                                                            --------------     --------------
   $1,000 plus cumulative dividends

            Total liabilities                                                                       12,817             11,223
                                                                                            --------------     --------------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued                  --                 --
         or outstanding
      Common stock, $0.03 par value;  800,000,000 shares authorized at March 31,
         2005 and December 31, 2004;  171,207,589 and 169,456,112  shares issued and outstanding at
         March 31, 2005 and December 31, 2004, respectively                                          5,136              5,084
      Additional paid-in capital                                                                   137,455            136,757
      Deferred compensation                                                                            (40)                (4)
      Accumulated deficit                                                                         (148,448)          (145,130)
                                                                                            --------------     --------------

            Total stockholders' deficit                                                             (5,897)            (3,293)
                                                                                            --------------     --------------

                                                                                            $        6,920     $        7,930
                                                                                            ==============     ==============

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  -----------------------
                                                                                     2005          2004
                                                                                  ---------     ---------
Revenues:
   Product sales                                                                  $     665     $     971
                                                                                  ---------     ---------
Operating expenses:
   Product costs                                                                      1,520         1,980
   Research and development costs                                                       762           541
   Selling, general and administrative costs (non-cash of $163 and
     $371 for the three months ended March 31, 2005 and 2004, respectively)           1,414         2,196
                                                                                  ---------     ---------
     Total operating expenses                                                         3,696         4,717
                                                                                  ---------     ---------
       Loss from operations                                                          (3,031)       (3,746)
Interest expense, net (non-cash of $220 and $254 for the
   three months ended March 31, 2005 and 2004, respectively)                           (260)         (297)
Other income (expense), net                                                             (27)            5
                                                                                  ---------     ---------
       Loss before income taxes                                                      (3,318)       (4,038)
Income taxes                                                                             --             2
                                                                                  ---------     ---------
       Net loss                                                                   $  (3,318)    $  (4,040)
                                                                                  =========     =========
Net loss per share (basic and diluted)                                            $   (0.02)    $   (0.03)
                                                                                  =========     =========
Weighted average shares used to compute net loss per share (basic and diluted)      171,102       136,679
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Three months ended
                                                                                    March 31,
                                                                                ----------------------
                                                                                   2005         2004
                                                                                 --------     --------

Cash flows from operating activities:
Net loss                                                                         $ (3,318)    $ (4,040)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                      107          100
   Amortization of deferred compensation                                                2            1
   Non-cash interest expense attributable to:
     Amortization of debenture discounts and charge for beneficial conversion
       conversion feature                                                               8           44
     Amortization of deferred offering costs                                           --           13
     Liquidated damages due to delayed registration of stock underlying                --          (80)
       convertible debentures
     Dividends on mandatorily redeemable Series A preferred stock                      30           30
     Anti-dilution obligation                                                         182           --
   Fair market value of common stock, warrants, options and bonuses granted           159          713
   Loss on sale of equipment                                                           --            3
   Changes in operating assets and liabilities:
     Accounts receivable                                                               (6)         (77)
     Inventory                                                                        243          (12)
     Prepaid expenses and other current assets                                        (58)        (147)
     Deferred offering costs and other assets                                          (4)         (50)
     Accounts payable, accrued expenses and deferred revenue                          280          334
     Other long-term liabilities                                                      (37)         (14)
                                                                                 --------     --------

       Net cash used in operating activities                                       (2,412)      (3,182)
                                                                                 --------     --------

Cash flows from investing activities:
   Investment in joint venture                                                         26           --
   Payments to acquire intellectual property licenses                                (268)          --
   Purchase of equipment                                                              (44)        (247)
                                                                                 --------     --------

       Net cash used in investing activities                                         (286)        (247)
                                                                                 --------     --------

Cash flows from financing activities:
   Proceeds from sale of stock                                                         --            4
   Proceeds from issue of notes and debentures, net                                 1,937           --
   Principal payments on capital leases                                               (39)          (3)
                                                                                 --------     --------

       Net cash provided by financing activities                                    1,898            1
                                                                                 --------     --------

Net decrease in cash and cash equivalents                                            (800)      (3,428)

Cash and cash equivalents at beginning of period                                    1,075        5,084
                                                                                 --------     --------

Cash and cash equivalents at end of period                                       $    275     $  1,656
                                                                                 ========     ========



                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (in thousands)
                                   (unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                  --------------------
                                                                    2005        2004
                                                                  --------    --------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                         $     16    $     23
   Cash paid for income taxes                                           --           2

Supplemental disclosure of non-cash activities:
   Common stock issued in payment of accrued compensation              520          --
   Conversion of notes and debentures payable and accrued
      interest to common stock                                          --          66


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)


(1)   The Company

Calypte Biomedical Corporation (the "Company") develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. The Company manufactures urine-based HIV-1 diagnostic screening tests and urine and serum-based supplemental Western Blot tests for use in laboratories, its "Legacy Products." Over the last two years, the Company has been broadening its historical focus to include other HIV tests, such as a blood-based incidence test and various rapid tests using other specimens. In the last quarter of 2004, the Company introduced its HIV-1 BED incidence test that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within those regions where HIV transmission is occurring most recently. The Company's revenues are currently generated from sales of these products, which are referred to collectively as the "ELISA tests." The ELISA tests are manufactured in formats that make them most suitable for high-volume laboratory settings.

The primary focus of the Company's business for the foreseeable future, however, is in developing and commercializing new test products for the rapid detection of HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), and other infectious diseases using blood, oral fluid or urine samples. Rapid tests provide test results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in lesser developed countries which lack the medical infrastructure to support laboratory based testing. The Company has completed field trials of its serum, oral fluid and urine rapid HIV-1/2 antibody assays that it believes has validated its prototype products. The Company is currently engaged in clinical trials in pursuit of regulatory approvals for these tests. The Company expects to complete the technology transfer and begin international manufacturing of one or more of these products during the first half of 2005. The Company's primary focus for both the near and longer-term future will be completing the development of and commercializing its rapid test products, including a rapid incidence test. Refer to Note 7, Subsequent Events, for a description of a restructuring plan the Company has initiated to more closely focus its efforts on its rapid test products.

The Company was incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of its initial public offering. The Company's common stock trades on the American Stock Exchange under the symbol "HIV." Its corporate headquarters are currently located in Pleasanton, California. The Company has FDA-approved and ISO 13485:1996-certified manufacturing operations and research facilities in Rockville, Maryland, just outside of Washington DC, and additional research operations in Vancouver, Washington. Refer to Note 7, Subsequent Events for a description of the Company's planned restructuring of its operations.

In November 2003, the Company became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (the "Beijing Calypte Joint Venture"), created to market its current and upcoming products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV ("Marr"), the Company's largest stockholder, which holds approximately 27% of our outstanding stock as of March 31, 2005. To date, the operations of the joint venture have not been significant.

During the first quarter of 2005, the Company incurred a net loss attributable to common stockholders of $3.3 million and its accumulated deficit as of March 31, 2005 was $148.4 million. As described more completely in Note 7, Subsequent Events, during April, 2005, the Company entered into two financing arrangements, a convertible note financing and a line of credit facility, that management believes will provide adequate funds to sustain operations at expected levels at least through 2005. The Company must achieve profitability and sustainable cash flows for its business model to succeed. If sufficient funds are not available from the Company's operations to fund its operations and to enable it to execute its business plan after 2005 or to repay amounts that may be due under the financing arrangements, the Company may need to arrange additional financing, attempt to extend or otherwise modify the terms of the financing arrangements or make other arrangements. There can be no assurance that the Company will be able to do this. Further, there can be no assurance that the Company will be able to achieve expanded acceptance of or realize significant revenues from its potential new products, including its rapid tests. In addition, there is no assurance that the Company will achieve or sustain profitability or positive cash flows in the future. The Company's future liquidity and capital requirements will depend on numerous factors, including successful commercialization of its new rapid tests, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing, obtain regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, actions by the FDA and other international regulatory bodies, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the two year period ended December 31, 2004 included in its Form 10-KSB/A (No.1) filed with the SEC on April 7, 2005.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the periods ended March 31:

                                                                               Three months ended
                                                                                   March 31,
                                                                                   ---------
                                                                               2005         2004
                                                                             --------     --------
Net loss attributable to common stockholders, as reported                    $ (3,318)    $ (4,040)
Add: Stock-based compensation expense included in reported
   net loss, net of related tax effects                                           125          225
Less: Stock-based compensation expense determined under
   fair value based method for all awards, net of related tax effects          (1,376)      (1,086)
                                                                             --------     --------
Pro forma net loss attributable to common stockholders                       $ (4,569)    $ (4,901)
                                                                             ========     ========

Basic and diluted net loss per share attributable to common stockholders:
As reported                                                                  $  (0.02)    $  (0.03)
Pro forma                                                                    $  (0.03)    $  (0.04)


Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are equivalent for the periods presented. Options and warrants for 40,396,291 shares and 1,144,729 shares were excluded from the computation of loss per share at March 31, 2005 and 2004, respectively, as their effect is anti-dilutive.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)

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


(3)   Inventory

Inventory as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):


                                               2005             2004
                                               ----             ----
Raw materials                               $    635         $    253
Work-in-process                                  568              942
Finished goods                                    78              329
                                             -------         --------
Total Inventory                              $ 1,281          $ 1,524
                                             =======          =======


(4)    Accounts payable and accrued expenses

Accounts payable and accrued expenses as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                          2005       2004
                                                        -------    -------

Trade accounts payable                                  $ 1,974    $ 1,652
Accrued royalties                                           361        355
Accrued salary, severance and vacation pay                  663      1,192
Accrued interest                                             40          9
Accrued consulting contract expenses                        912        803
Accrued liabilities under intellectual
  property license agreements                             1,417      1,686
Other                                                       302        521
                                                        -------    -------

Total accounts payable and accrued expenses             $ 5,669    $ 6,218
                                                        =======    =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)


(5)   Notes and Debentures Payable

January 2005 7% Promissory Note
-------------------------------
On January 14, 2005, the Company issued an unsecured $2,000,000 promissory note to Marr Technologies BV, its largest stockholder, which was funded on January 18, 2005. The promissory note bears interest at a rate of 7% per annum and was payable in full no later than March 31, 2005. On March 30, 2005, the Company and Marr agreed to extend the maturity date of the note until April 30, 2005.

Refer to Note 7, Subsequent Events, for a description of convertible debt financing completed in April 2005 and the repayment of the 7% Promissory Note.


(6)   Stockholders' Deficit

Refer to Note 7, Subsequent Events, for a description of an amendment to the anti-dilution provisions of the May 2004 and July 2004 private placement transactions.

Warrants, options and stock grants
----------------------------------
During the first quarter of 2005, the Company issued stock grants for approximately 115,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense $69,000.

During the first quarter of 2005, the Company issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 397,222 shares of its common stock as partial compensation for these services. These warrants were non-forfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:

                                                               Low        High
                                                             -------    -------
Exercise price per share                                     $  0.31    $   0.34
Market price of Calypte's stock on date of issuance          $  0.31    $   0.34
Assumptions:
   Expected dividend yield                                      0.0%        0.0%
   Risk free rate of return                                    3.65%       4.29%
   Contractual life                                          5 years    10 years
   Volatility                                                207.11%     245.07%
Fair Market Value                                            $  0.31    $   0.34

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)

Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash selling, general and administrative expense in the amount of $123,000 attributable to these warrants at the date of grant in 2005.

On February 9, 2005, the Compensation Committee of the Company's Board of Directors approved a consulting contract under which the Chairman of the Board of Directors will provide certain strategic and advisory services to the Company through July 31, 2005 (the "Consulting Contract"). Under the terms of the Consulting Contract and concurrent with its approval by the Compensation Committee, the Company granted to its Chairman immediately exercisable options to purchase 850,000 shares of its common stock at an exercise price of $0.35 per share, which was the market price of the Company's common stock on the date the option was granted. The options have a life of ten years and were granted pursuant to the Company's 2004 Incentive Plan. As permitted by FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company recognized no expense in connection with the grant of this option.

(7)   Subsequent Events

Financing Activities

April 2005 Private Placement On April 4, 2005, the Company concluded a private placement (the "April 2005 Placement") to five institutional investors (the "2005 Investors") of $8,000,000 of Secured 8% Senior Convertible Notes due April 3, 2007 (the "Notes"). The Notes are convertible at $0.30 per share (the "Conversion Price") into 26,666,667 shares of the Company's common stock, subject to anti-dilution adjustments. The Company also issued to the 2005 Investors Series A common stock purchase warrants (the "Series A Warrants") and Series B common stock purchase warrants (the "Series B Warrants), each expiring on April 3, 2010. The Series A Warrants are exercisable to purchase 26,666,667 shares of the Company's common stock at $0.325 per share and the Series B Warrants are exercisable to purchase 12,000,000 shares of the Company's common stock at $0.325 per share. The Series A Warrants provide for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof. Anti-dilution adjustments of the Notes caused by issuances of common stock or common stock equivalents for a price less than the Conversion Price, within one year of the issue date of the Notes, require prior stockholder approval. Anti-dilution adjustments of the Series A Warrants caused by issuances of common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants, within one year of the issue date of the Series A Warrants, also require prior stockholder approval. After a period of 18 months following the issue date of the Notes and if the daily volume weighted average price of its common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, the Company has the right to require the conversion of any unconverted Notes into shares of common stock. After a period of six months following the issue date of the Series B Warrants and if the daily volume weighted average price of its common stock is greater than approximately $0.542 for 20 consecutive trading days and subject to certain trading volume and ownership restrictions, the Company has the right to require the exercise of the Series B Warrants, which would result in gross proceeds to the Company of approximately $3.9 million. The Company used $2,000,000 from the proceeds of the April 2005 Placement to repay the 7% Promissory Note issued to Marr in January 2005. The Company intends to use the remainder of the proceeds for general working capital purposes as well as for the commercialization of its rapid tests for HIV-1/2 diagnosis. The Company is required to register the resale of the shares of common stock underlying the Notes, the Series A Warrants and the Series B Warrants and is obligated to pay liquidated damages for failure to timely register the resale of such shares.

If the Company issues additional common stock or common stock equivalents within one year of the issue date of the Notes, the 2005 Investors will have the right, but not the obligation, to participate in such issuance, upon the same terms as those offered, so that each 2005 Investor's percentage ownership of the Company remains the same.

The Company paid finders' fees and/or placement agent fees of up to 7% of the related investment amount in cash or issued Notes and Warrants to purchase common stock of up to 7% of the related investment amount.

$5.5 Million Credit Facility
On April 4, 2005, the Company entered into a line of credit (the "2005 Credit Facility") with Marr, pursuant to which, at any time prior to December 31, 2005, the Company may borrow up to $5.5 million by issuing promissory notes bearing interest at the rate of 9% per annum (each, a "Promissory Note"). The Company may borrow up to a maximum of $1,500,000 per Promissory Note, in increments of $500,000. No more than one Promissory Note can be issued in any 30-day period. The issuance of a Promissory Note requires unanimous written approval of the Company's Board of Directors. Marr has two representatives currently serving on the Company's Board of Directors. The maximum amount the Company may borrow under the 2005 Credit Facility shall be reduced dollar for dollar by the net amount of any funds it receives from equity financings consummated after April 4, 2005. Each Promissory Note shall have a 12-month term, at which time principal and accrued interest will be due in full, however, all outstanding principal and accrued interest shall be payable in full upon expiration of the 2005 Credit Facility. The 2005 Credit Facility expires on May 31, 2006.

As consideration for the 2005 Credit Facility, the Company issued to Marr a common stock purchase warrant (the "Marr Warrant"), expiring on April 3, 2010, exercisable to purchase 500,000 shares of the Company's common stock at $0.40 per share. The Marr Warrant provides for anti-dilution and other adjustments of the issuable shares and the exercise price thereof. Anti-dilution adjustment of the Marr Warrant is caused by issuances of common stock or common stock equivalents for a price less than the exercise price of the Marr Warrant within one year of the issue date of the Marr Warrant. If the Company issues additional common stock or common stock equivalents within one year of the issue date of the Marr Warrant, Marr will have the right, but not the obligation, to participate in such issuance, upon the same terms as those offered. The Company is required to register the resale of the shares of common stock underlying the Marr Warrant.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)

Amendment of Anti-Dilution Provisions of  2004 PIPEs
The April 2005 Placement would have triggered the anti-dilution rights of the investors (the "2004 Investors") in the Company's two private placements concluded on May 28, 2004 and July 9, 2004 (the "2004 Transactions"), which, if given effect before being approved by the Company's stockholders, would have caused the Company to be in breach of its listing agreement with the American Stock Exchange (the "AMEX"), In order to meet the Company's needs to obtain additional working capital in early 2005 and to comply with the AMEX requirements applicable to the Company, the Company and the 2004 Investors entered into an amendment agreement (the "Amendment") to revise the 2004 Anti-dilution Rights and grant the 2004 Investors additional rights. Further, the 2004 Investors agreed to subject the applicability of the 2004 Anti-dilution Rights and the effectiveness of the Amendment to approval by the Company's stockholders. The Amendment, if approved by the Company's stockholders, amends the terms of the 2004 Transactions to provide for the following cumulative changes in the securities issued to the 2004 Investors: (i) an increase to 7,079,625 (from 6,742,500) in the number of shares of common stock to be issued, as a result of the April 2005 Transaction, pursuant to the 2004 Anti-dilution Rights; (ii) an increase, as a result of the April 2005 Placement, in the number of shares issuable upon exercise of the warrants issued in the 2004 Transactions (the "2004 Warrants") to purchase 1,253,177 (from 1,193,501) shares of common stock, at an exercise price of $0.325 (reduced from $0.45) per share of common stock; and (iii) an adjustment, as a result of the April 2005 Placement, of the $0.50 per share exercise price of the 2004 Warrants issued in the 2004 Transactions to $0.45 per share. The additional shares of common stock issuable pursuant to the Amendment will be subject to the registration rights granted in the 2004 Transactions.

Restructuring of Operations

On April 11, 2005, the Company's Board of Directors approved a restructuring plan (the "Plan") under which the Company will consolidate its operations and discontinue the production of its HIV-1 urine EIA and supplemental HIV-1 Western Blot serum and urine diagnostic tests (the "Legacy Business") that are currently manufactured at its facility in Rockville, Maryland. The Company notified effected employees on April 19, 2005 that their employment would be terminated on April 30, 2005. The Plan directs the Company to focus its efforts and resources on its rapid HIV diagnostic and HIV-1 BED Incidence tests. The Plan directs management to pursue options ranging from selling the Legacy Business to discontinuing manufacturing operations at the Rockville facility pending a final determination of its disposition.

In connection with the implementation of the Plan, on April 18, 2005, the Company entered into a non-binding letter of intent to sell the Legacy Business to Maxim Biomedical, Inc. ("Maxim"). Effective May 1, 2005, the Company entered into a manufacturing services and management agreement (the "Agreement") with Maxim pursuant to which Maxim will manufacture, ship and perform quality control procedures for the Company in connection with the Legacy Business. Under the terms of the Agreement, Maxim has hired some of the Company's ex-employees and will use the Company's current inventory to perform its obligations. The Company will continue to pay its lease and license obligations and will receive a portion of the revenues generated by the Legacy Business to cover those expenses. The remainder of the revenues will be paid to Maxim as a fee for performing its obligations under the Agreement. Pursuant to the terms of the Agreement, Maxim has the right, but not the obligation, to purchase the assets of the Legacy Business on terms to be negotiated between the parties. Completion of the sale of the Legacy Business will require the consent of the 2005 Investors and certain lessors and licensors of the Company.

Additionally, the Plan calls for the Company to close its corporate headquarters in Pleasanton, California and re-staff those functions at a facility it has leased in Lake Oswego, Oregon, a suburb of Portland, where most of its research and development staff is presently based. Current headquarters staff will be retained for the period required to provide an orderly transition. The Board approved the Plan in an effort to reduce the Company's cash burn rate and thereby prolong the resources acquired in the April 2005 Placement by consolidating its operations and focusing its capital resources on the global launch of its rapid test product line, initially slated for international introduction.


The Company expects to pay approximately $500,000 in severance and accrued vacation costs and incur approximately $1 million in expense from the write-down of its inventories. The Company cannot currently estimate the magnitude of other costs, if any, associated with the restructuring.

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

The forward-looking information set forth in this Annual Report on Form 10-QSB is as of May 13, 2005, and Calypte undertakes no duty to update this information. Should events occur subsequent to May 13, 2005 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 22 of this Form 10-QSB.

Overview and Outlook

Our focus is on the development and commercialization of our new rapid test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood, oral fluid and urine samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests") and the commercialization of the HIV-1 BED Incidence EIA on a worldwide basis.

In an effort to reduce our cash burn rate and prolong the resources acquired in our April 2005 Placement, we announced our plans to restructure our business (the "Plan") under which we will consolidate our operations and focus our capital resources on the global commercialization of these tests. As part of the Plan, we are discontinuing the production of our HIV-1 urine EIA and supplemental HIV-1 Western Blot serum and urine diagnostic tests (the "Legacy Business"), currently manufactured at our facility in Rockville, Maryland. Pursuant to the Plan, we will pursue various options ranging from selling the Legacy Business to discontinuing manufacturing operations at the Rockville facility pending a final determination of its disposition.

In furtherance of the Plan, on May 11, 2005, the Company entered into a manufacturing services and management agreement (the "Agreement"), as discussed in Note 7 of the unaudited financial statements, with Maxim pursuant to which Maxim will manufacture, ship and perform quality control procedures for the Company in connection with the Legacy Business. While we will remain liable for our real property and equipment lease obligations, we expect to lower our operating expenses through this arrangement. Our restructuring activities are expected to result in severance-related charges of approximately $500,000. We also expect to incur approximately $1 million in expenses from the write-down of inventory.

Over the next couple of months, we expect to complete either the sale of the Legacy Business or the closure of the Rockville facility and termination of Legacy Business operations as well as the transition of our corporate headquarters operations to the Portland, Oregon area. We cannot currently estimate other costs we may incur in connection with the restructuring.

Upon successful completion of a sale of the Legacy Business, we believe that we will have significantly reduced our monthly operating burn rate as compared with historical levels. If we are unable to complete such a transaction, we may incur costs to decommission the Rockville facilities; on-going facility lease costs, until and unless sub-lease opportunities are available and on-going lease or lease termination costs associated with leased equipment. We cannot currently estimate those costs, but they will increase our cash burn rate in comparison with the sale alternative. Under either scenario, the revenue stream from our Legacy Business products will have been eliminated and we will rely on revenues from the sale of our BED Incidence tests and, following regulatory approvals, from the sale of our rapid tests internationally.

Additionally, the restructuring plan calls for us to close our corporate headquarters in Pleasanton, California and re-staff those functions at a facility we have leased in Lake Oswego, Oregon, a suburb of Portland, where most of our research and development staff is presently based. Current headquarters staff will be retained for the period required to provide an orderly transition. We will incur severance costs for certain personnel terminated at Rockville and certain administrative personnel not transitioning to Oregon. We may also be liable for lease costs for the California offices through July 2007 in the event we are unable to sublease that facility.

We believe that the geographic consolidation of our domestic operations and the termination of our Legacy Business resulting from this restructuring will improve our operational efficiency, decrease our cash burn and permit us to concentrate on expediting the procedures necessary to commercialize our rapid tests and thereby begin the process of building the revenue stream necessary to support our operations and achieve our financial objective of sustained profitable operations and increased stockholder value.

Guidance and Customer Trends

Legacy Business
Of our $665,000 in revenues for the first quarter of 2005, $39,000 was attributable to sales of our BED Incidence test. The balance was attributable to sales of our Legacy Business products. As a result of our business restructuring plan, we expect to phase out sales of the Legacy Business products for our own account by mid-2005 either as a result of the sale of our Legacy Business or the termination of operations at Rockville at the conclusion of the interim manufacturing services agreement.

BED Incidence Test
In April 2004, the CDC granted us a worldwide, non-exclusive license enabling us to use technologies it had developed to manufacture and commercialize a serum enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that have occurred within approximately the last 6 months in a subject population. This laboratory assay can be used by public health and other agencies to identify those regions and the populations within those regions where HIV transmission is occurring most recently. The US FDA has classified this product as being for surveillance use within in the United States and for research use internationally, simplifying its availability for use by both domestic and foreign public health organizations. The CDC is conducting training seminars for both domestic and international public health officials regarding the use of this product as a tool in monitoring the effectiveness of HIV/AIDS testing and treatment campaigns. Sales of our BED incidence test began in the fourth quarter of 2004 and have not been material to our total revenues in any period since its introduction. Nevertheless, we expect that sales of this test will constitute an increasing portion of our revenues in 2005 and beyond as demand for and sales of this product increase both domestically, from the CDC, and internationally, as the CDC continues to conduct its "train the trainer" workshops in the applications for this unique epidemiological surveillance product. Sales of this test grew by 25% compared to sales in the previous quarter and while we are unable to predict with any certainty the level of incidence test sales in 2005, we expect them to continue to modestly expand at an increasing rate throughout 2005. Further, we have begun the research on a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement with the CDC. We plan to file the appropriate IDE applications with the US FDA for diagnostic versions of the incidence test later this year.

Rapid Tests
We expect that our future revenues will be derived primarily from the sale of our HIV-1/2 rapid tests. Our focus for 2005 is on commercializing our HIV-1/2 rapid tests, initially in a dipstick-format and produced in Thailand, from which we believe we can source certain African and southeast Asian markets. We plan to supply the Chinese market with product manufactured locally, in conjunction with our Chinese joint venture operation. Commencement of rapid test sales is contingent upon the successful completion of clinical trials followed by the required regulatory approvals. While we are unable to predict with certainty the level of rapid test revenues in 2005, we are targeting sales in our initial markets of Africa, China and parts of southeast Asia during the second half of 2005 as we complete the commercialization of our tests, develop our distribution network and familiarize potential customers with the availability and efficacy of our tests.

In China, we have completed the clinical trials on our HIV rapid tests that were conducted by the National Center for AIDS/STD Control and Prevention of the Chinese CDC. The trials involved approximately 1,500 subjects. We are still awaiting a final report on the performance of our HIV-1/2 rapid tests and the serum and urine Western Blot supplemental tests that were included in the clinical trials. We expect to use this data to submit our application for product approval to the Chinese FDA in the second quarter of 2005. In parallel with the regulatory approval process, we have continued to advance our manufacturing strategy. We expect to have production available to support a commercial product launch in China subsequent to regulatory approval during the second half of 2005. There are several large markets in China, including a recently announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion population. With trained non-professionals and a safe, non-invasive alternative fluid - oral fluid or urine - testing program employing the products currently involved in the clinical trial, we expect strong demand for our products. Beijing Calypte, our joint venture with Marr, will manage the Chinese rapid test product launch.

We have successfully completed the regulatory approval process for our blood, oral fluid and urine rapid tests in Uganda. We have completed clinical trials of our rapid blood test in South Africa and are awaiting the final results of the trials there. We anticipate commencing clinical trials of our oral fluid and urine rapid tests in South Africa shortly. We will complete the regulatory approval processes in South Africa as soon as possible upon receipt of the clinical trial results. We also expect to begin additional trials during 2005 in several other African countries. While there are different regulations and customs in each foreign country, we are finalizing or have established distribution relationships in several countries that will be part of these next trials and we believe that the regulatory process can generally be completed within in a few months.

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

      o     Inventory  Valuation  We  adjust  the  value  of our  inventory  for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since we have continued to incur negative gross profit on an annual basis, and have high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. As a result of our announced restructuring, we expect that additional inventory write-downs may be required.

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

Results of Operations
---------------------

The following represents selected financial data (in thousands):

                                                            Three months Ended
                                                                 March 31,
                                                          ---------------------
                                                             2005        2004
                                                          --------     --------
Total revenue                                             $    665     $    971
Product costs                                                1,520        1,980
                                                          --------     --------
   Gross Margin                                               (855)      (1,009)
Operating expenses:
   Research and development                                    762          541
   Selling, general and administrative                       1,414        2,196
                                                          --------     --------
     Total operating expenses                                2,176        2,737
                                                          --------     --------
   Loss from operations                                     (3,031)      (3,746)

Interest expense, net                                         (260)        (297)

Other income (expense), net                                    (27)           5
                                                          --------     --------
   Loss before income taxes                               $ (3,318)    $ (4,038)
                                                          ========     ========

Results of Operations

Three months ended March 31, 2005 and 2004

Our revenues for the first quarter of 2005 totaled $665,000 compared with $971,000 for the first quarter of 2004, a decrease of $306,000 or 32%. Revenue from the sale of our urine EIA screening tests decreased by $301,000 or 47% to $344,000 in 2005 compared with $645,000 in 2004. Sales of our Urine Western Blot supplemental test generally follow a trend similar to that of the screening test and, correspondingly, decreased by $9,000 or 33%, from $28,000 in 2004 to $19,000 in 2005. Sales of our urine EIA screening test to domestic life insurance reference laboratories accounted for 97%, 96% and 96% of screening test revenue for the first quarter of 2005, first quarter of 2004 and the year 2004, respectively. We sold our screening tests to three life insurance reference laboratories during each of those periods. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 6% to 78% during the first quarter of 2005, from 13% to 66% in the first quarter of 2004 and from 23% to 50% for the full-year 2004, with LabOne being the largest customer in each period. First quarter 2005 sales of the screening tests to the reference labs decreased by $287,000 or 46% compared with sales in the first quarter of 2004. During late 2003 and early 2004, in anticipation of the closure of our Alameda, California EIA test manufacturing facility and transfer of EIA manufacturing to our Rockville, Maryland facility, all of our reference lab customers increased their EIA screening test purchases to ensure an adequate supply of the tests during the transition period. Sales to the labs during the last half of 2004 and in the first quarter of 2005 were significantly lower than historical levels as they consumed their inventories of previously purchased products. All of the labs resumed purchasing during the first quarter of 2005.

Domestic screening and supplemental urine test sales through the direct diagnostic channel, as well as international sales of both products, were insignificant during the first quarter in both 2005 and 2004.

Revenue from the sale of our serum Western Blot supplemental tests decreased modestly compared with 2004. First quarter 2005 serum Western Blot sales decreased by 15% or approximately $43,000 compared with 2004 levels, from $282,000 in the first quarter of 2004 to $239,000 in the first quarter of 2005. Sales of our Serum Western Blot supplemental test accounted for 36%, 29% and 41% of our product sales for the first quarter of 2005, first quarter of 2004 and the year ended December 31, 2004, respectively. We sell this product primarily to blood banks and similar entities. There is only one other domestic manufacturer of an FDA-approved serum Western Blot supplemental HIV-1 test.

Sales of our new BED incidence test began in the fourth quarter of 2004 and were not significant to total revenue in the first quarter of 2005.

Of customers accounting individually for more than 10% of our product sale revenues, one reference lab customer accounted for 40% of our product sales revenues in the first quarter of 2005 and two reference lab customers accounted for an aggregate of 57% of our product sale revenues in the first quarter of 2004.

Gross margin improved from a loss of $1,009,000 (-104% of sales in 2004) to a loss of $855,000 (-129% of sales in 2005) as a result of the following factors:

o As noted above, we closed our Alameda, California EIA screening test manufacturing facility and transferred EIA manufacturing to our Rockville, Maryland facility during the second quarter of 2004. The closure of our Alameda facility resulted in the elimination of personnel, facility and other overhead costs of in excess of $250,000 incurred during the first quarter of 2004.

      o Prior to the closure of the California facility, we produced inventory in excess of historical requirements to ensure adequate supplies for domestic reference laboratory customers and for potential international sales opportunities. Domestic EIA sales during the second half of 2004 and the first quarter of 2005 were somewhat below historical levels and we have not received any significant international orders. In the absence of firm international orders and based on our projection of expected sales prior to the standard product-expiration dating associated with our products, we had provided a reserve for scrap and obsolescence of approximately $1.7 million against our inventory at December 31, 2004. During the first quarter of 2005, we reserved an additional $0.3 million of EIA-related inventory in recognition of the same factors.

      o As an FDA-regulated manufacturing entity, we incur a significant level of relatively fixed costs, including personnel-related costs, to operate and maintain our manufacturing facilities in compliance with Good Manufacturing Practices. Once those relatively fixed manufacturing costs are covered, we enjoy a significant contribution margin on additional sales. When we incur those costs without sufficient revenues from the sale of our products to offset them, we report negative margins. Although we have benefited from the closure of our former California manufacturing operation, we have continued to incur on-going operational costs at our Rockville facility during a period of reduced production and sales as well as incremental costs to validate and ensure the comparability of our EIA manufacturing process transferred to that facility.

Research and development costs increased by $221,000 or 41%, from $541,000 in 2004 to $762,000 in 2005. The increase is due to increased activity associated with the development and commercialization of our HIV rapid tests, including personnel-related costs, travel expenses in support of field and clinical trials and technology transfer, consultant expenses, and costs to acquire specimens and provide product prototypes for clinical trials.

Selling, general and administrative costs decreased by $782,000 or 36%, from $2,196,000 in 2004 to $1,414,000 in 2005. The primary components of the decrease include the following:

      o a reduction of $714,000 in compensation-related expense composed of $575,000 of severance and stock option expense, of which $225,000 was non-cash, related to the January 2004 resignation of the company's former president, and as well as the elimination of salary paid to the former Executive Chairman of the company, whose position was not replaced upon his resignation in November 2004; and
      o a reduction of legal and accounting fees during the first quarter 2005 as we completed a change of auditors in the first quarter of 2004.

Our loss from operations for the first quarter of 2005, at $3,031,000, reflects a 19% decrease compared with the $3,746,000 loss reported for the first quarter of 2004. Our average monthly cash burn rate decreased by approximately $300,000 compared to that of the year-ago quarter.

Net interest expense for the first quarter of 2005 was slightly lower than that of first quarter 2004. The table below summarizes the components of the change (in thousands):

                                                                     2005       2004       Change
                                                                    -------    -------    -------
Interest on debt instruments paid or payable in cash                $    47    $    47    $    --
                                                                    -------    -------    -------
Non-cash expense composed of:
   Amortization and proportional write-off upon conversion of
     note and debenture discounts and deferred offering costs             8         57        (49)
   Liquidated damages due to delayed registration of shares
     underlying convertible securities                                   --        (80)        80
   Expense attributable to warrants issued in conjunction with
     the Marr Credit Facility                                            --        225       (225)
   Maturity extension fee payable in stock on convertible
     debentures issued to Mercator group                                 --         22        (22)
   Anti-dilution obligation arising from May and July 2004 equity
     financing                                                          182         --        182
   Expense attributable to dividends on mandatorily redeemable
     Series A preferred stock                                            30         30         --
                                                                    -------    -------    -------
Total non-cash items                                                    220        254        (34)

Interest income                                                          (7)        (4)        (3)
                                                                    -------    -------    -------

Net interest expense                                                $   260    $   297    $   (37)
                                                                    =======    =======    =======


Restructuring and Severance

Restructuring-related costs to date have been charged as incurred in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

Liquidity and Capital Resources

Financing Activities

In April 2005, we concluded the April 2005 Placement and the 2005 Credit Facility as discussed in Note 7 of the unaudited condensed consolidated financial statements.

We believe that our current cash and borrowing capacity, in conjunction with our implementation of the Plan and the sale of the Legacy Business, will be sufficient to meet our operating requirements and to take advantage of strategic opportunities as they occur through at least the end of 2005. Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, private offerings of debt or equity.

Operating Activities
--------------------

During the quarters ended March 31, 2005 and 2004, we used cash of $2.4 million and $3.2 million, respectively, in our operations. In both periods, the cash used in operations was primarily for manufacturing our current urine-based HIV-1 ELISA tests, and for research, development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

Recent Accounting Pronouncements
--------------------------------

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

Additional Factors That May Affect Future Results

The following risk factors and other information included in this Quarterly Report on Form 10-QSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.


                    Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Financing If and When Required We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

There can be no assurance that the proceeds from our issuance of $8.0 million of Secured 8% Convertible Notes in the April 2005 Private Placement and the availability of $5.5 million of borrowing capability from 9% promissory notes that we may issue through December 31, 2005 under the terms of a 2005 Credit Facility will be adequate to sustain our operations at expected levels through 2005. We believe we will need to arrange additional financing to fund our operations and make the investments necessary to continue to execute our business plan early in 2006 or thereafter. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future.

In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in the April 2005 Private Placement agreements that would result in substantial dilution to our existing stockholders. Further, our pledge of the rights to our assets as collateral security for the issuance of the 8% Notes issued in April 2005 may inhibit our ability to secure financing in the future. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.


Our 2004 PIPEs Contain Anti-Dilution Protection Provisions Which, If Approved By Our Stockholders, Will Result in Dilution to Stockholders Not Entitled To Such Protection.

Subject to approval by our stockholders, the terms of the April 2005 Secured 8% Convertible Notes trigger the anti-dilution protection provisions granted to investors in our 2004 PIPEs, as amended, and require that we issue approximately
7.1 million additional shares of our common stock, reprice the 10.7 million warrants issued in the 2004 PIPEs from an exercise price of $0.50 per share to $0.45 per share and grant additional warrants to purchase approximately 1.3 million shares of our Common Stock at an exercise price of $0.325 per share to those investors. Certain investors in the 2004 PIPEs who held shares of our common stock prior to their investment in those transactions and who also continue to be our stockholders have entered into a voting agreement to vote their eligible shares in favor of approval of such anti-dilution entitlements. If approved by our stockholders, the issuance of such additional shares and warrants will dilute the interest of stockholders not subject to such anti-dilution protection rights.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

As of March 31, 2005 our accounts payable totaled $2.0 million, of which $1.1 million was over sixty days old. Additionally, at March 31, 2005, we were delinquent on an aggregate of $0.8 million in payments under the terms of intellectual property license agreements necessary in the production and sale of our rapid tests. Further, we currently have many cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.


We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the three months ended March 31, 2005 and the year ended December 31, 2004 was $3.3 million and $17.3 million; respectively, and our accumulated deficit at March 31, 2005 was $148.4 million. We expect operating losses to continue during 2005, as we complete the commercialization of our rapid tests, complete our domestic restructuring and international technology transfers, and conduct additional research and development and clinical trials for potential new products.


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


                          Risks Related to Our Business

We May Be Unsuccessful in Implementing Our Restructuring Plans as Anticipated.

In April 2005, we commenced a restructuring plan under which we expect to consolidate our domestic operations and discontinue the production of our HIV-1 Urine EIA and supplemental HIV-1 Western Blot serum and urine diagnostic tests at our Rockville, Maryland plant and focus our efforts and resources on our rapid HIV diagnostic and HIV-1 BED Incidence tests. During 2004, we consolidated our U.S. manufacturing operations into a single facility at Rockville and have recently completed the internal validation and comparability studies and submitted our application to the FDA for approval of our facility changes and urine EIA manufacturing operations in Rockville. The restructuring plan calls for management to pursue options ranging from selling our urine EIA and Western Blot business, in which case the acquirer would likely continue to operate the Rockville facility, to terminating the employees and discontinuing manufacturing operations at the Rockville facility pending a final determination of its disposition. We terminated a significant number of our manufacturing and quality systems personnel at Rockville in April 2005 and expect to terminate the remainder during May 2005.

In the course of implementing the restructuring plan, in April 2004 we entered into a non-binding letter of intent to sell our urine EIA, serum Western Blot and urine Western blot diagnostic test business. In May 2005, we entered into a manufacturing services agreement with the potential acquirer under which the potential acquirer has hired certain of our former employees and contractors and is acting as a contract manufacturer of our EIA and Western Blot products at the Rockville facility. The terms of the proposed transaction are currently being negotiated and we expect to execute a definitive agreement for the sale of the EIA and Western Blot business during the second quarter of 2005.


There can be no assurance that we will consummate a transaction for the sale of our EIA and Western Blot business. In addition to reaching a definitive agreement with the potential acquirer, there are other requirements not under our control necessary to concluding the proposed transaction, including, but not limited to, obtaining FDA approval for the manufacture of the urine EIA product at Rockville and the transfer of licenses and certifications to the potential acquirer, landlords' approval for the execution of subleases for the two Rockville facilities, equipment lessor's approval for a sublease of the equipment, intellectual property licensors' approval for the transfer or sublicense of technology or proprietary knowledge rights, and approval of the Noteholders in the April 2005 Private Placement with respect to their security interest in our assets. If we are able to successfully complete a transaction, we believe that we will significantly reduce our monthly operating burn rate as compared with historical levels. If we are unable to complete such a transaction, we may incur costs to decommission the Rockville facilities; on-going facility lease costs, until and if sub-lease opportunities are available and on-going lease or lease termination costs associated with leased equipment. We cannot currently estimate those costs. Whether or not we consummate a transaction for the sale of our urine EIA and Western Blot products business, we expect to incur approximately $1 million in one-time costs associated with the transfer or disposition of inventories and supplies.

Additionally, the restructuring plan calls for us to close our corporate headquarters in Pleasanton, California and re-staff those functions at a facility we plan to lease in the vicinity of Portland, Oregon, where most of our research & development staff is presently based. We expect to retain current headquarters staff for the period required to provide an orderly transition. We expect to incur approximately $0.5 million as the cost of terminating employees at our Rockville and Pleasanton locations, including the payment of accrued vacation expense, essentially all of which will be paid in 2005. In the absence of sublease opportunities, we will be liable for approximately $190,000 in lease costs from the expected July 2005 closure of our Pleasanton office through the June 2007 expiration of the lease.


We May Not Be Able to Retain Our Key Executives and Other Personnel.

As a result of the restructuring plan we are implementing, a number of our key executives and senior administrative, quality systems and research and development personel and staff have left the company or do not plan to transition to the new operation in Oregon when we close the Rockville and Pleasanton facilities. As a small company, our success depends on the services of key employees in these positions. Our inability to replace key employees in certain positions as a result of our financial condition or for other reasons could have a material adverse effect on our operations.


We Have Historically Depended for Our Revenues Upon the Viability of Our ELISA Products -- Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests - Which We Are Discontinuing.

We are discontinuing the production of our HIV-1 urine-based screening test and urine and blood-based supplemental tests as a part of our restructuring plan and will not derive any revenue from the sale of these products when the plan is fully implemented. We have completed the technology transfer for our HIV-1 incidence test and have that product available for sale, but we have little experience marketing that test and no experience marketing our rapid tests that are currently being commercialized. If we cannot profitably introduce significant new products on a timely basis and if these products fail to achieve market acceptance or generate significant revenues, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

We are Dependent Upon Patents, Licenses and Other Proprietary Rights From Third Parties.

To facilitate the development and commercialization of a proprietary technology base for our rapid test products, we have obtained licenses to patents or other proprietary rights from other parties. Obtaining such licenses has required the payment of substantial amounts and will require the payment of royalties to maintain them in the future.

We have recently acquired licenses to technologies that we believe are critical to our ability to sell our rapid tests currently being commercialized and other rapid tests that we may plan to develop and/or commercialize in the future. There are numerous patents in the United States and other countries which claim lateral flow assay methods and related devices, some of which cover the technology used in our rapid test products and are in force in the United States and other countries. In the second quarter of 2004, we entered into a non-exclusive sublicense agreement with Abbott Laboratories that grants us worldwide rights related to patents for lateral flow assay methods and related devices. We believe that the acquisition of these rights will enable us to make or sell our rapid test products in countries where these patents are in force. In the third quarter of 2004, we acquired a sublicense from Bio-Rad Laboratories and Bio-Rad Pasteur for patents related to the detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent a small fraction of the known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. We believe that this sub-license agreement makes it possible for us to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets. Additionally, late in 2003 we licensed an antigen necessary for certain of our rapid HIV-1/2 products from Adaltis, Inc., and in the third quarter of 2004, we acquired rights from Ani Biotech for its rapid test diagnostic platform and sample applicator, which we believe is a viable alternative to current lateral flow technologies and with potentially worldwide applicability. The loss of any one of these licenses or challenges to the patents would be detrimental to the commercialization of our rapid tests by delaying or limiting our ability to sell our rapid test products, which would adversely affect our results of operations, cash flows and business.

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of the HIV-1 urine-based screening test under licensing agreements with New York University, Cambridge Biotech Corporation and the Texas A&M University System. We also have the right to use patent and proprietary rights material in the manufacture and sale of the HIV-1 serum- and urine-based supplemental tests under a licensing agreement with National Institutes of Health. Subject to the agreement of our licensors, where required, we plan to assign the patent rights attributable to our legacy products to the party that acquires our EIA and Western Blot business, although we will require license agreements from certain of these parties for technologies used in our rapid tests and other potential new products.

As of March 31, 2005 we had accrued an aggregate of approximately $1,035,000 in past due royalty and upfront intellectual property rights obligations to our patent licensors. Much of these past due amounts have been repaid subsequent to quarter-end, including what we believe are the essential licenses for our Legacy Products. products. In the event that our financial condition inhibits our ability to pay license fees or royalty payments due under our license agreements, our rights to use, transfer or sublicense those licenses could be jeopardized in the event of a default in payment of fees or royalties. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to produce our products or introduce new HIV diagnostic products in countries covered by those patents since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

We May Not be Able to Successfully Develop and Market New Products That We Plan to Introduce.

We plan to develop and/or commercialize other urine-based, serum-based and oral-fluid based diagnostic products including our rapid HIV-1/2 screening tests and tests for other infectious diseases or health conditions. We also plan to develop, along with the United States Centers for Disease Control and
Prevention, a blood-based rapid HIV test for diagnostic and surveillance purposes. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products, successfully transfer the technology for commercial-scale manufacturing to either internal, joint venture or outsourced manufacturers or meet regulatory requirements or resolve potential patent licensing or government distribution or licensing requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.


The Time Needed to Obtain Regulatory Approvals and Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

Our existing and proposed products are subject to regulation by the Chinese FDA (the SFDA), the FDA and other governmental or public health agencies. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products. In addition, we are often required to obtain approval or registration with other foreign governments or regulatory bodies before we can import and sell our products in these countries.

The process of obtaining required approvals or clearances from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. The submission of an application to the SFDA, the FDA or other regulatory authority does not guarantee that an approval or clearance to market a product will be received. Each authority may impose its own requirements and delay or refuse to grant approval or clearance, even though a product has been approved in another country or by another agency.

Moreover, the approval or clearance process for a new product can be complex and lengthy. This time span increases our costs to develop new products as well as the risk that we will not succeed in introducing or selling.

Newly promulgated or changed regulations could also require us to undergo additional trials or procedures, or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all.


Failure to Comply With SFDA, FDA or Similar International Regulatory Bodies or Other Requirements May Require Us to Suspend Production of Our Products Which Could Result in a Loss of Revenues.

We can manufacture and sell products, both in China, the United States and elsewhere abroad, only if we comply with regulations of government agencies such as the SFDA and the FDA. We have implemented or plan to implement quality assurance and other systems that are intended to comply with applicable government regulations with regard to both our planned manufacturing in China and our contract manufacturing operations.

The SFDA, the FDA, or another government or public health agency could force us to stop manufacturing our products if it concludes that we are out of compliance with applicable regulations. They could also require us to recall products if we fail to comply with applicable regulations, which could force us to stop manufacturing such products. Either of these events would result in a material adverse effect on our business.

We Have No Experience Marketing a Rapid Test.

We have no experience marketing and selling rapid test products. Our success depends upon alliances with third-party international distributors and joint venture partners and upon our ability with such distributors and partners to penetrate expanded markets. There can be no assurance that:

      o our international distributors and joint ventures will successfully market our products;
      o our future selling efforts will be effective, as we have not yet introduced either an HIV-1/2 product or a rapid point of care test, both of which are necessary in many areas of the world;
      o we will obtain market acceptance in the medical or public health community, including governments and humanitarian funding sources critical in many international markets, which are essential for acceptance of our products; or
      o if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

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

Once a collaborative arrangement is established, the collaborative partner may discontinue funding any particular program or may, either alone or with others, pursue alternative technologies for the protects or diseases we are targeting. Competing products, developed by a collaborative partner or to which a collaborative partner has rights, may result in the collaborative partner withdrawing support as to all or a portion of our technology.

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

During the three months ended March 31, 2005 and the year ended December 31, 2004, we incurred $0.8 million and $2.1 million, respectively, in research and development expenses. We expect to continue to incur significant costs as a result of our research and development activities in the future.

A primary focus of our efforts has been, and is expected to continue to be, rapid HIV tests that we are commercializing or that are in the process of being developed. However, there can be no assurance that we will succeed in our commercialization of these tests or in our research and development efforts with respect to rapid tests or other technologies or products.

Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Regulatory authorities may not approve these products for commercial sale. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product at a price that will allow us to earn a reasonable profit, or we may be unable to obtain the requisite licenses to sell the product or to qualify for a government tender, which are often requirements in third world countries where the greatest need and largest market for HIV diagnostic testing exists.
Accordingly, if we fail to develop commercially successful products, or if competitors develop more effective products or a greater number of successful new products, or there are governmental limitations affecting our ability to sell our products, customers may decide to use products developed by our competitors. This would result in a loss of current or anticipated future revenues and adversely affect our results of operations, cash flows and business.


We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

Competition in our diagnostic market is intense and we expect it to increase. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours. In addition, if acceptance for oral fluid or urine testing expands, we may experience competition from companies in areas where intellectual property rights may not be as stringent as in the United States. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products' market share. Further, the greater resources of our competitors could enable them to develop competing products more quickly so as to make it difficult for us to develop a share of the market for these products. By having greater resources, our competitors may also be able to respond more quickly to technology changes in the marketplace and may be able to obtain regulatory approval for products more quickly than we can. Our future success will depend on our ability to remain competitive with other developers of medical devices and therapies.


A Viable Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our rapid HIV tests currently being commercialized, rapid HIV tests that we expect to develop and other new products or technologies that may be developed or acquired. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited resources with which to stimulate market interest in and demand for our products and limited evidence on which to evaluate the market's reaction to products that may be developed. Consequently, there can be no assurance that any products will obtain market acceptance and fill the market need that is perceived to exist.


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

As appropriate, we intend to file patent applications and obtain patent protection for our proprietary technology. These patent applications and patents, when filed, are intended to cover, as applicable, compositions of matter for our products, methods of making those products, methods of using those products, and apparatus relating to the use or manufacture of those products. We will also rely on trade secrets, know-how, and continuing technological advancements to protect our proprietary technology. There is, however, no assurance that we will be successful in obtaining the required patent protection or that such protection will be enforced in certain countries in which we compete.

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


Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

      o actions taken by the FDA or foreign regulatory bodies relating to products we are commercializing or seeking to develop;
      o the extent to which our current or proposed new products gain market acceptance;
      o the timing and size of purchases by our customers, distributors or joint venture partners;
      o     introductions   of   alternative   means  for  testing  for  HIV  by
            competitors;
      o changes in the way regulatory authorities evaluate HIV testing, including supplemental testing of the results of a rapid HIV screening test; and
      o customer concerns about the stability of our business which could cause them to seek alternatives to our product.

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Among the critical items we purchase from qualified sole source suppliers are various conjugates, fetal bovine serum, and HIV-positive and HIV-negative urine samples. Any delay or interruption in the supply of these or other sole source components could have a material adverse effect on us by significantly impairing our or our contract manufacturer's ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, if our financial condition impairs our ability to pay for critical components on a timely basis, our suppliers may delay or cease selling critical components to us, which could also restrict our ability to manufacture. We typically do not have long-term supply agreements with these suppliers, relying instead on periodic purchase orders to acquire materials with the result that suppliers could delay or decline to ship components until payment is made in advance or on a COD basis.

We Engage Contract Manufacturers to Produce Some of Our Products, Including Our Rapid Tests Currently Being Commercialized.

We have engaged a contract manufacturer in Thailand to produce our rapid HIV tests and we plan to establish manufacturing operations in China through our affiliate. We intend to subsequently introduce a new line of products using the recently acquired Ani technology platform, and again expect to rely on outsourced or overseas manufacturing organizations. Additionally, we may consider a contract manufacturing arrangment for the production of our BED Incidence test. Initially, none of these entities will have more than limited experience, if any, in manufacturing our products and will have no experience in manufacturing them in commercial quantities. While outsourcing our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, it may also subject us to problems in such areas as:

      o transferring the technology from the laboratory or pilot operation to the contract manufacturer on a commercial scale;
      o     lack of technical knowledge regarding regulated procedures;
      o     uncertain or unreliable production yields;
      o     maintaining quality control and assurance;
      o     regulatory  compliance,  since most rapid test  manufacturers do not
            produce   products  that  are  as  stringently   controlled  as  HIV
            diagnostics;
      o misappropriation of intellectual property, particularly in foreign countries where patent protection is less stringent, and depending on the extent of manufacturing processes that are outsourced;
      o     developing market acceptance for new product;
      o     production yields;
      o     quality control and assurance;
      o     raw material supply; and
      o     shortages of qualified personnel.

Any of these problems could affect our ability to meet increases in demand should our products gain market acceptance and could impede the growth of our sales revenues.


The  Success  of Our Plans to Enter  International  Markets  May Be  Limited  or
Disrupted Due to Risks Related to International Trade and Marketing and the Capabilities of Our Distributors, Manufacturers and Joint Venture Partners.

As a result of implementing our restructuring plan, we expect that our revenues will now be generated from sales of our current or planned incidence and rapid tests, largely to international distributors and/or joint ventures. We believe that our alternative fluid-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. To date, however, sales to international customers have accounted for only a small proportion of our sales. In our fiscal years ended December 31, 2004 and 2003, international sales accounted for only approximately 16% and 15%, respectively, of our revenues. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the United States. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets, including HIV-1/2 rapid tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets. The following risks may limit or disrupt the success of our international efforts:

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

We have  established  a joint  venture  in China  with an entity  related to our largest stockholder through which we are planning to manufacture and sell our products. Our business in China is subject to political or economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past decade, the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization. The Chinese government may choose to end these policies or alter them significantly to our detriment with little, if any, notice.

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


                Risks Related to the Market for Our Common Stock

Our Registration of a Significant Amount of Our Stock Issuable upon Conversion of Notes or Exercise of Warrants and Eligible for Future Sale May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of the April 2005 Secured 8% Convertible Notes and warrants (the "April 2005 Private Placement") and in connection with the 2005 Credit Facility, we are required to file a registration statement to register for resale approximately 73.2 million shares of our common stock, of which approximately
66.1 million shares may be issued upon the conversion of our Secured 8% Convertible Notes or the exercise of our Series A Warrants and Series B
Warrants, and the remaining 7.1 million shares may be issued under fee agreements or, subject to stockholder approval, as interest on the Notes. Upon the effectiveness of the registration statement and the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. The issuance of such shares would increase by approximately 42% the number of shares currently outstanding, essentially all which are also registered and freely tradable. If investors in the April 2005 Private Placement or other investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms, if and when that becomes necessary.

From inception through March 31, 2005, we have issued approximately 171.2 million shares of our common stock and raised approximately $143 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of our common stock from 200 million to 800 million. After considering the share reserves required for the April 2005 Private Placement, we have the ability to issue in excess of 400 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.


Our  Stockholders  May  Experience  Substantial  Dilution  as a Result of the 8%
Convertible   Notes  Issued  in  the  April  2005  Private   Placement  and  the
Anti-Dilution Provisions Contained Therein.

Subject to stockholder approval, the terms of the April 2005 Private Placement include anti-dilution protection provisions that would require us to issue additional shares upon conversion of the Notes and to re-price downward the Sereis A Warrants if we issue additional shares of common stock or common stock equivalents at less than the note conversion or warrant exercise price pursuant to financing(s) completed within one year of that transaction. Should we complete a transaction triggering these anti-dilution provisions, the interests of our existing stockholders not subject to such anti-dilution protection rights could be even further diluted.


Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we expect to continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2004, we issued approximately 2.1 million shares in payment for consulting services and for the acquisition of intellectual property and equipment. During the first quarter of 2005, we issued approximately 0.1 million shares and approximately 1.2 million options at market in payment of consulting services. In addition to the potential dilutive effect of issuing a large number of shares or options, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock.


The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.18 per share and as high as $0.745 per share in the twelve months ended March 31, 2005. We believe that some of the factors leading to the volatility include:

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

      o announcements of technological innovations or new products which we or our competitors make;
      o     FDA, SEC and international regulatory actions;
      o availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;
      o     developments with respect to patents or proprietary rights;
      o public concern as to the safety of products that we or others develop;
      o     changes in health care policy in the United States or abroad;
      o changes in stock market analysts' recommendations regarding Calypte, other medical products companies or the medical product industry generally;
      o     fluctuations in market demand for and supply of our products;
      o certain world conditions, such as an economic downturn, natural disasters or terrorist attacks; and
      o anti-American sentiment in certain international markets where we market or anticipate marketing our products.


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

Our Board may, without stockholder approval, designate and issue our preferred stock in one or more series. Additionally, our Board may designate the rights and preferences of each series of preferred stock it designates which may be greater than the rights of our common stock. Potential effects on our common stock may include among other things:

      o     restricting dividends;
      o     dilution of voting power;
      o     impairment of liquidation rights; and
      o     delaying or preventing a change in control of the Company.

Additionally, as a result of the 1:30 reverse split of our common stock that became effective in May 2003, we currently have over 400 million shares of common stock that could be issued for financing or other purposes. Dilution resulting from such issuance could also adversely affect the rights of our current common stockholders.

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


Item  3. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

PART  II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item  2. Unregistered sales of securities and use of proceeds

The following tables summarize our issuance of securities for the most recent three years. All proceeds have been used for general corporate purposes and to facilitate the development and commercialization of our rapid HIV diagnostic tests.


           SUMMARY OF RECENT FINANCINGS - JANUARY 2002 TO MAY 13, 2005

                                                                         Total
                                                 Gross        Net        Shares
Financing Source                               Proceeds    Proceeds     Issued
-------------------------------                ---------   ---------   ---------
Bristol 12% Convertible
   Debentures and Warrants                     $     562   $     505     1,476.1
8% Convertible Notes                               3,232       2,594    46,084.3
Other 2002 Financings                                750         730     2,720.3
Mercator 12% and 10% Debentures (1)                4,550       3,650    37,529.5
Marr 2003 Private Placements                      12,500      11,900    28,333.3
May 2004 PIPE                                      9,300       8,769    23,250.0
July 2004 PIPE                                     1,488       1,384     3,720.0
April 2005 8% Convertible Notes
   and Warrants (2)                                8,000       7,667          --
                                               ---------   ---------   ---------
  Total                                        $  40,382   $  37,199   143,113.5
                                               =========   =========   =========

----------

      (1) At May 13, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.4 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders of these 12% convertible debentures claim a transaction date which we dispute. These debentures have not yet been converted pending resolution of the transaction date dispute, which may impact the number of shares of our stock to which the holder is entitled upon conversion. See Note 12 to Detail of Financings.

      (2) Although we have not yet issued any shares upon the conversion of the 8% Convertible notes or the exercise of the warrants, the notes are convertible at $0.30 per share into an aggregate of 26,666,667 shares of common stock; the Series A warrants are exercisable after a period of six months following their issuance at $0.325 per share to purchase an aggregate of 26,666,667 shares of common stock and the Series B warrants are exercisable after a period of six months following their issuance at $0.325 per share to purchase an aggregate of 12,000,000 shares of common stock.

           DETAIL OF RECENT FINANCINGS - JANUARY 2002 TO MAY 13, 2005

Financing Type and                                                                                    Calypte          Shares
------------------                           Conversion       Gross         Net       Transaction     Closing          Issued/ $
Investor (1)                                  Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                                  -------       --------      --------    -----------      -----         ------------
12% Convertible Debentures and
------------------------------
Warrants
--------
Bristol Investment Fund, Ltd.            Lesser of (i)       $425                     2/11/02          $7.50         1,019.4/ $525
                                            60% of the        100                     5/10/02          $0.90
                                                              ---
                                          average of 3       $525         $468
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
                                                             ====         ====                                      =============

Financing Type and                                                                                    Calypte          Shares
------------------                           Conversion       Gross         Net       Transaction     Closing          Issued/ $
Investor (1)                                  Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                                  -------       --------      --------    -----------      -----         ------------
8% Convertible Notes
--------------------
Alpha Capital Aktiengesellshaft              Lesser of       $500                     5/24/02        $ 3.60         7,260.7/ $500
Stonestreet Limited Partnership           (i) $3.00 or       $500                     5/24/02        $ 3.60         7,075.7/ $500
Filter International Ltd.                  (ii) 70% of       $150                     5/24/02        $ 3.60         2,452.4/ $150
Camden International Ltd.               the average of       $350                     5/24/02        $ 3.60         5,279.1/ $350
Domino International Ltd.                 the 3 lowest       $150                     5/24/02        $ 3.60         1,767.4/ $150
Thunderbird Global Corporation           trades for 30       $ 75                     5/24/02        $ 3.60          1,083.1/ $75
BNC Bach International Ltd.                       days       $200                     5/24/02        $ 3.60         2,463.8/ $200
Excalibur Limited Partnership                preceding       $200                     5/24/02        $ 3.60         1,678.9/ $200
Standard Resources Ltd.                     conversion       $100                     5/24/02        $ 3.60         1,542.5/ $100
SDS Capital International Ltd.                               $300                     7/10/02       $ 10.20         4,189.8/ $300
Camden International Ltd.                                    $100                     7/10/02       $ 10.20         1,707.9/ $100
Excalibur Limited Partnership                                $250                     7/24/02        $ 6.60         4,238.3/ $250
Stonestreet Limited Partnership                              $250                     8/21/02        $ 3.90         4,042.2/ $250
Alpha Capital Aktiengesellshaft                              $107                      5/9/03        $ 0.63         1,302.5/ $107
                                                             ----                                                   -------------

   Total 8% Convertible Notes                              $3,232       $2,594                                   46,084.3/ $3,232
                                                           ======       ======                                   ================

Other 2002 Financings:
----------------------
10% Convertible Note
--------------------
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



Financing Type and                                                                                    Calypte          Shares
------------------                           Conversion       Gross         Net       Transaction     Closing          Issued/ $
Investor (1)                                  Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                                  -------       --------      --------    -----------      -----         ------------

Jason Arasheben                             70% of the      $ 100         $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                          lower of the
                                               average
                                           closing bid
                                              or trade
                                         price for the
                                                5 days
                                             preceding
                                           conversion,
                                          but not less
                                            than $3.00

PIPE at $1.50 per share
-----------------------
Careen Ltd.                                  $1.50 per      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited                share      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
                                                            -----        -----                                       ----------

    Total Other 2002 Financings
                                                            $ 750        $ 730                                      2,720.3/ $350
                                                            =====        =====                                      =============

Mercator 12% and 10% Debentures (2)(3)
--------------------------------------
12% Convertible Debentures
--------------------------
Mercator Momentum Fund, L.P. ($2,000        85% of the      $ 550     $345 (6)        9/12/02         $3.00       4,866.4(4)/$550
  total commitment)                         average of
                                          the 3 lowest
Mercator assigned its rights to:              trading
   Alpha Capital AG                         prices for
   Gamma Opportunity Capital                    the 20        250          250        7/24/03        $0.115         2,673.8/ $250
     Partners, LP                         trading days        250          250        7/24/03        $0.115         2,685.6/ $250
   Goldplate Investment Partners             preceding
   Marr Technologies, B.V. (11)             conversion        250          250        7/24/03        $0.115         2,673.8/ $250
                                                   (8)        570          570         9/1/03        $0.498         5,181.8/ $570
                                                              ---          ---
   Dr. Khalid Ahmed                                         1,870        1,665
   Roger Suyama                                                50           50        10/2/03        $1.310             84.6/ $50
   Logisticorp, Inc.                                           20           20        10/2/03        $1.310             33.8/ $20
   Southwest Resource Preservation                             20           20        10/2/03        $1.310                    --
     Inc.                                                                                (12)
                                                               40           40        10/2/03        $1.310                    --
                                                           -----        ------                                   ----------------
                                                           $2,000       $1,795           (12)                    18,199.8/ $1,940
                                                           ------       ------                                   ----------------

Mercator Momentum Fund, L.P.                80% of the       $300         $260       10/22/02         $3.90          0/$300 (7)
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


Financing Type and                                                                                    Calypte          Shares
------------------                           Conversion       Gross         Net       Transaction     Closing          Issued/ $
Investor (1)                                  Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                                  -------       --------      --------    -----------      -----         ------------
Mercator Momentum Fund L.P.  (10)           70% of the       $300          $245       4/29/03         $0.825          3,475.7/$300
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $1.20

Mercator warrant                             $3.00 per         $0            $0      10/22/02          $3.90                      0
                                                 share

10% Convertible Debentures

Mercator Focus Fund, L.P. (10)              80% of the     $1,000      $510(6)        1/14/03          $1.92         7,941.1/$1,000
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00

Mercator Momentum Fund, L.P. (10)           80% of the       $450         $440        1/30/03          $1.86          2,857.7/ $450
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00
Mercator Focus Fund, L.P. (10)                               $400                     3/13/03          $1.47          3,428.9/ $400
Mercator Momentum Fund III, L.P.            65% of the        100                                                     1,626.3/ $100
                                            average of        ---                                                     -------------
                                          the 3 lowest       $500         $400                                        5,055.2/ $500
                                               trading       ----         ----                                        -------------
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $2.10
   Total Mercator Debentures                               $4,550       $3,650                                   37,529.5/ $4,490



Financing Type and                                                                                    Calypte          Shares
------------------                           Conversion       Gross         Net       Transaction     Closing          Issued/ $
Investor (1)                                  Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                                  -------       --------      --------    -----------      -----         ------------
Marr Private Placements
-----------------------
PIPE at $0.30 per share
Marr Technologies B.V. (9)(11)               $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                                share
PIPE at $0.50 per share
Marr Technologies B.V. (9)(11)              $0.50 per       $10,000     $9,600        9/1/03          $0.498            20,000.0
                                                            -------     ------                                          --------
                                                share
 Total Marr Private Placements                              $12,500    $11,900                                          28,333.3
                                                            =======    =======                                          ========

May 2004 Private Placement

 PIPE at $0.40 per share (13)(15)               Units
    SF Capital Partners LP                  issued at        $4,000     $3,720       5/28/04           $0.50            10,000.0
    Marr Technologies BV                       $0.40,         3,000      2,910       5/28/04           $0.50             7,500.0
    Proximity Fund LP                       including           500        465       5/28/04           $0.50             1,250.0
    Proximity Partners LP                      shares           500        465       5/28/04           $0.50             1,250.0
    MTB Small Cap Growth Fund              and 5 year           500        465       5/28/04           $0.50             1,250.0
    MTB Multi Cap Growth Fund                 warrant           500        465       5/28/04           $0.50             1,250.0
    Bridges & PIPES LLC                   exercisable           300        279       5/28/04           $0.50               750.0
                                         at $0.50 per          ----        ---                                             -----
       Total May 2004 PIPE                      share        $9,300    $ 8,769                                          23,250.0
                                                             ======    =======                                          ========

July 2004 Private Placement

 PIPE at $0.40 per share (13)(15)               Units
    Sunrise Equity Partners, L.P.           issued at         $ 750       $698        7/9/04          $0.615            1,875.0
    Amnon Mandelbaum                           $0.40,            80         74        7/9/04          $0.615              200.0
    David I. Goodfriend                     including             8          7        7/9/04          $0.615               20.0
    TCMP3 Partners                             shares           150        140        7/9/04          $0.615              375.0
    United Capital Partners, LLC           and 5 year           500        465        7/9/04          $0.615            1,250.0
                                             warrant         ------      -----                                          -------

       Total July 2004 PIPE               exercisable       $ 1,488    $ 1,384                                          3,720.0
                                                            =======    =======                                          =======
                                         at $0.50 per
                                                share

April 2005 Secured 8% Convertible
Notes and Warrants (14)
    SF Capital Partners Ltd.                    Notes       $ 4,000     $3,720        4/4/05           $0.27              - / -
    Marr Technologies BV                  convertible         2,800      2,800        4/4/05           $0.27              - / -
    Morningtown Limited                  at $0.30 per           450        450        4/4/05           $0.27              - / -
    Smithfield Fiduciary LLC               share plus           500        465        4/4/05           $0.27              - / -
    Iroquois Master Fund Ltd.                  5 year           250        232        4/4/05           $0.27              - / -
                                              warrants       ------     ------                                            -----
                                           exercisable      $ 8,000    $ 7,667                                            - / -
                                             at $0.325      =======    =======
                                             per share

----------
    (1) The Bristol Debentures and Warrants, the 8% Convertible Notes, the Other 2002 Financings, the Mercator 12% and 10% Debentures and warrants, the Common Stock underlying the 2003 PIPEs with Marr, the May 2004 and the July 2004 PIPEs and the April 2005 Secured 8% Convertible Notes and Warrants were issued under exemptions provided by Regulation S or Regulation D. With the exception of Marr Technologies B.V. ("MTBV" or "Marr"), which has identified itself as an affiliate of the Company in public filings with the SEC, none of the entities listed above is or has been an affiliate of the Company. Other than MTBV, all of the listed investors were subject to ownership limitations restricting their ownership of our stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

      (2) At May 13, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.4 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. See also Note 12.

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

In connection with the 2005 Credit Facility, we issued to Marr a 5-year warrant, exercisable after a period of 6 months, to purchase 500,000 shares of our common stock at an exercise price of $0.40 per share. Under certain conditions, the warrant provides for anti-dilution and other adjustments to the exercise price of the warrant in the event we issue shares of common stock or common stock equivalents, as defined in the warrant, within one year of the closing date at a price less than the exercise price. This provision terminates after one year. We also granted Marr a right of participation in any future offerings we may undertake within one year of the closing date.


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

During the first quarter of 2005, we issued an aggregate of 115,054 shares of our common stock at prices of $0.31 and $0.34 per share to two consultants under the terms of their agreements. Additionally, we issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 397,222 shares of our common stock at prices between $0.31 and $0.34 per share as partial compensation for these services. Further, in February 2005, we granted options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share to our Chairman of the Board of Directors pursuant to a consulting contract under which he will provide certain strategic and advisory services through July 31, 2005. Under the terms of the severance agreement with our former executive chairman, in January 2005, we issued 1,625,000 shares of our common stock in lieu of $520,000 in cash payments.

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


Item  4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the first quarter of 2005.


Item  5. Other information - Subsequent Events

Effective May 1, 2005, we entered into a Manufacturing Services and Management Agreement (the "Agreement") with Maxim Biomedical, Inc., a Delaware corporation and Maxim Acquisition Company, a California corporation. Under the terms of the Agreement, Maxim will manufacture, ship and perform quality control procedures for us in connection with our Legacy Business. Maxim has hired some of our ex-employees and will use our current inventory to perform its obligations at our Rockville, Maryland facility. We are obligated to maintain and continue to pay our real property lease, equipment lease and intellectual property license obligations. Revenues received from sales of the Legacy Business products during the term of the Agreement will be deposited in a bank account maintained by Maxim. We will receive disbursements from these revenues, on a monthly basis, to pay our monthly operating expenses associated with the Legacy Business, such as the real property and equipment rental amounts and license fees to operate the Legacy Business. If there are insufficient revenues to cover these expenses during any given month, we will be reimbursed for such deficiency from future revenues. The revenues remaining in the account at the end of each month will be paid to Maxim as a fee for performing its obligations under the Agreement.

Pursuant to the terms of the Agreement, Maxim has the right, but not the obligation, to purchase the assets of the Legacy Business on terms to be negotiated between the parties. Completion of the sale and transfer of the Legacy Business will require the consent of the FDA, 2005 Investors and certain real property and equipment lessors and intellectual property licensors of the Company.

Item  6. Exhibits and Reports on Form 8-K

      (a)   Exhibits


31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K filed during the first quarter of 2005 and thereafter through May 13, 2005.

             Form 8-K  regarding  Item  2.03  Creation  of  a  Direct  Financial
                  Obligation, filed January 19,2005 - Announcing the Company's issuance of a 7% $2 Million unsecured promissory note to Marr Technologies BV dated January 14, 2005.

             Form 8-K/A  (No.1)  regarding  Item 5.02  Departure of Directors or
                  Principal  Officers;  Election of  Directors;  Appointment  of
                  Principal Officers, filed February 10, 2005 - Announcing a consulting contract between the Company its Chairman dated February 9, 2005, including the contract as an exhibit.

             Form 8-K  regarding  Item  2.03  Creation  of  a  Direct  Financial
                  Obligation, filed April 5, 2005 - Announcing the Company's issuance of $8,000,000 of Secured 8% Convertible Notes and Warrants in a private placement effective April 4, 2005, including the Company's press release dated April 5, 2005 and the transaction documents as exhibits.

             Form 8-K regarding Item 2.05 Costs Associated with Exit or Disposal
                  Activities - filed April 21, 2005.- Announcing the restructuring of the Company's operations pursuant to a plan approved by its Board of Directors on April 11, 2005, including the Company's press release dated April 21, 2005.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CALYPTE BIOMEDICAL CORPORATION
                         (Registrant)




Date: May 16, 2005       By:  /s/ Richard D. Brounstein
                              -------------------------
                         Richard D. Brounstein
                         Executive Vice President and Chief Financial Officer
                         (Principal Accounting Officer)