Form 10KSB/A
period 2004-12-31
CALYPTE BIOMEDICAL CORP
filed 2005-06-27
CIK 899426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                              FORM 10-KSB/A (No. 2)

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number: 000-20985

                              --------------------

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

Transitional Small Business Disclosure Format (Check one):  Yes  |_|   No  |X|

--------------------------------------------------------------------------------
                         CALYPTE BIOMEDICAL CORPORATION
                              FORM 10-KSB/A (No. 2)
                                      INDEX

                                                                                                         Page
                                                                                                          No.
                                                                                                         -----
PART I.
Item 1.    Business                                                                                         1
Item 2.    Properties                                                                                      19
Item 3.    Legal Proceedings                                                                               19
Item 4.    Submission of Matters to a Vote of Security Holders                                             19
PART II.
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                       20
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations           33
Item 7.    Financial Statements and Supplementary Data                                                     68
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            69
Item 8A.   Controls and Procedures                                                                         69
PART III.
Item 9.    Executive Officers and Directors of the Registrant                                              70
Item 10.   Executive Compensation                                                                          72
Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters                                                                                      78
Item 12.   Certain Relationships and Related Transactions                                                  79
Item 13.   Exhibits and Reports on Form 8-K                                                                80
Item 14.   Principal Accountant Fees and Services                                                          89
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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-KSB/A (No. 2) contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2005. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "plan," "intend," "expect," "goals" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results." We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

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

There can be no assurance that the proceeds from our issuance of $8.0 million of Secured 8% Convertible Notes in the April 2005 Private Placement and the availability of $5.5 million of borrowing capability from 9% promissory notes that we may issue through December 31, 2005 under the terms of a 2005 Credit Facility will be adequate to sustain our operations at expected levels through 2005. See Part I, Item 5 in this Form 10-KSB/A (No. 2) for a discussion of our April 2005 financing. We may find it necessary to arrange additional financing to fund our operations and continue to execute our business plan later in 2005 or thereafter. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our potential new products, including our rapid tests. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future.

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

           --------------------------------------------------------------------------------------------------------------------
                        Organization                                 Description                          Examples
           --------------------------------------------------------------------------------------------------------------------
                                            Agencies with the dual role of providing funds and             o WHO
                                            technical/operational advice to African nations.  Their
                                            roles include:
                  International             o Technical guidance on available AIDS testing
                  Coordinating Agencies       products
                                            o Operational guidance (procurement guidelines,                o UNAIDS
                                              advice on setting up testing programs)                       o World Bank
                                            o Funding (e.g. World Bank loans) and test donations
           --------------------------------------------------------------------------------------------------------------------
                                            First World government organizations that provide bilateral    o US:  USAID, CDC
                                            support to African Governments and Non- Governmental
Providers         Developed World           Organization ("NGO") programs.  Support may include:
                  Countries                 o Funding
                                            o Advice                                                       o Norway:  NORAD
                                            o Involvement in setting up and running HIV test               o Japan:  JICA
                                              programs
           ------------------------------------------------------------------------------------------------------------------
                  Pure Funds                o Organizations whose primary purpose is to grant              o The Global Fund
                                              large funds to governments of developing nations and local and international NGOs
                                            o Pure funds do not typically run HIV testing
                                              programs in recipient countries or provide
                                              technical/operations advise on running HIV testing           o Gates Foundation
                                              programs.
           ------------------------------------------------------------------------------------------------------------------
                                            Various departments (Ministry of Health, President's Office,   o Governments of
                  Governments of            National Lab) within the local government that supervise,        all countries
Recipients        Developing Nations        coordinate and regulate lab and field-based HIV testing
                                            programs.
           --------------------------------------------------------------------------------------------------------------------
                  Local NGOs                o Private or community organizations which operate             o AIDS
                                              locally and run local testing program, including voluntary     Information Centre
                                              counseling and testing                                       o Family
                                            o Raise some funds on their own, but are typically               Planning
                                              given funding and advice by out-of-country organizations       Association Uganda
           --------------------------------------------------------------------------------------------------------------------
                  International NGOs        o Internationally-based organizations that operate             o Multi-Country
                                              HIV testing programs in needy countries                        AIDS Project
                                            o These organizations are partially self-funded and            o Family Health
                                              partially funded by larger fund organizations (e.g. Global     International
                                              Fund, Gates Foundation, World Bank, etc.)                    o AIDS Campaign
                                                                                                             Team
                                                                                                           o Catholic
                                                                                                             Mission Board
           --------------------------------------------------------------------------------------------------------------------

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

                                                                                                     Products Distributed (1)
                                                                                                     ------------------------
                                Effective Date      Term of                                     Rapid       BED     Serum    Urine
Marketing Partner/ Company      of Arrangement    Arrangement           Geographic Region       Tests    Incidence    WB     EIA/WB
--------------------------      --------------    -----------           -----------------       -----------------------------------
Beijing Calypte                     11/03        51%-owned              China                     X          X        X        X
  Biomedical                                     joint venture
  Technology Ltd.
-----------------------------------------------------------------------------------------------------------------------------------
PCN Healthcare                      6/01         3 years                Thailand                  X          X        X        X
                                                 (commencing
                                                 after Urine EIA
                                                 product
                                                 registration),
                                                 with 2 year
                                                 renewal option
-----------------------------------------------------------------------------------------------------------------------------------
Sumit Exports and                   6/02         3 years, with 2        India                     X          X        X        X
  Trades Pvt. Ltd.                               year renewal
                                                 option
-----------------------------------------------------------------------------------------------------------------------------------
Mistaire LLC                        3/03         3 years with 2         Gulf Cooperative          X          X        X        X
                                                 year renewal           Council, Botswana
                                                 option
-----------------------------------------------------------------------------------------------------------------------------------
Enfield Medical Co. Ltd.            6/03         3 years with 2         Taiwan, R.O.C.            X          X        X        X
                                                 year renewal
                                                 option
-----------------------------------------------------------------------------------------------------------------------------------
Daison Development                  10/04        3 years with 2-        Vietnam                   X          X        X        X
  and Investment                                 year renewal
  Corporation                                    option
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Products Distributed (1)
                                                                                                     ------------------------
                                Effective Date      Term of                                     Rapid       BED     Serum    Urine
Marketing Partner/ Company      of Arrangement    Arrangement           Geographic Region       Tests    Incidence    WB     EIA/WB
--------------------------      --------------    -----------           -----------------       -----------------------------------
Belantra Sains                      12/04        Earlier of 2           Malaysia                  X          X        X        X
  Teknologie Sdn Bhd                             years from first
                                                 date product
                                                 can be legally
                                                 marketed in
                                                 territory or
                                                 through 6/07,
                                                 with 2-year
                                                 renewal option
-----------------------------------------------------------------------------------------------------------------------------------
National Diagnostics                01/05        3 years with 2-        Zimbabwe                  X          X        X        X
                                                 year renewal option
-----------------------------------------------------------------------------------------------------------------------------------
Impex Speedways                     03/05        2 years with 2-        Nepal                     X          X        X        X
                                                 year renewal
                                                 option
-----------------------------------------------------------------------------------------------------------------------------------
Dialab Diagnosticos                 5/00         3 years                Brazil                                        X        X
  S.A. (formerly BioBras                         (commencing
  S. A.)                                         after Urine EIA
                                                 product
                                                 registration),
                                                 with 2 year
                                                 renewal option
-----------------------------------------------------------------------------------------------------------------------------------
bioMerieux Mexico S.A.              12/01;       3 years with 2         Mexico                                        X
  de C.V.                           renewed      year renewal
                                    through      option
                                    12/06
-----------------------------------------------------------------------------------------------------------------------------------
REM Industria                       12/01;       3 years with 2         Brazil                                        X
  E. Comerica LTDA                  renewed      year renewal
                                    through      option
                                    11/06
-----------------------------------------------------------------------------------------------------------------------------------
bioCiencia Tecnologia e             7/02         3 years with 2         Brazil                                        X
  Comercio Ltda.                                 year renewal
                                                 option
-----------------------------------------------------------------------------------------------------------------------------------
Biomedica Diagnostics.              6/03         3 years with 2         Uganda,Kenya,                                 X
                                                 year renewal           Nigeria, Ghana,
                                                 option                 Mauritius, Tanzania
-----------------------------------------------------------------------------------------------------------------------------------
Dow Biomedica                       10/04        3 years with 2-        South Korea                                   X
                                                 year renewal
                                                 option
-----------------------------------------------------------------------------------------------------------------------------------
Teva Medical Ltd.                   12/94        Evergreen              Israel                                                 X
-----------------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                   Advantages of Alternative Fluids over Blood
--------------------------------------------------------------------------------
NON-INVASIVE     o Numerous studies show greater acceptance of HIV testing when blood is not required
                 o Studies show that patients prefer a painless
                   approach
                 o Could result in higher testing rates
--------------------------------------------------------------------------------
                 o Little training is required; the test can be administered by an unskilled worker (no phlebotomist or lab technician required)
EASIER TO USE    o No needles or lancets required
                 o Samples facilitate anonymous and/or home-based testing
--------------------------------------------------------------------------------
                 o No infectious HIV in the sample, increasing
                   peace of mind among those administering the
                   test.
SAFER            o Eliminates possibility of needle/lancet sticks
                   among healthcare workers ? Eliminates possibility
                   of needle/lancet re-use during testing
--------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Expiration - upon
                                                                                                          expiration of patent
Issuer of License          Owner               Description                  Additional provisions         in:
---------------------------------------------------------------------------------------------------------------------------------
   Adaltis, Inc.           Adaltis, Inc.       Non-exclusive license for    Right to make, have made,     2010 - 2012
                                               use of HIV-1 and HIV-2       use and sell Calypte
                                               peptide sequences            products throughout the
                                                                            world, except in Canada,
                                                                            utilizing the technology
                                                                            described in the patent
---------------------------------------------------------------------------------------------------------------------------------
   Bio-Rad Laboratories    Institute Pasteur   Non-exclusive license for    Right to make, have made,     2006 - 2015
   and Bio-Rad Pasteur                         use of HIV-2 virus           use and sell products
                                                                            utilizing the technology
                                                                            described in the patent
---------------------------------------------------------------------------------------------------------------------------------
   Abbott Laboratories     Surmodics           Non-exclusive sublicense     Right to make, have made,     2008 - 2017
                           Corporation         of the Swanson, et al and    use and sell products
                                               Guire et al lateral flow     utilizing the technology
                                               patent suite                 described in the patent
---------------------------------------------------------------------------------------------------------------------------------
   Ani Biotech Oy           Ani Biotech Oy     Exclusive license for use    Right to make, have made,     Pending
                                               of rapid test diagnostic     use and sell products
                                               platform and sample          utilizing the technology
                                               applicator for certain       described in the patent
                                               STDs when urine or oral
                                               fluid are sample media;
                                               non-exclusive license when
                                               blood, serum, plasma or
                                               urogenital swabs are
                                               sample media
---------------------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------
                                                                                                     Expiration -
                                                                                                     upon
                                                                                                     expiration of
Issuer of License          Owner               Description                  Additional provisions    patent in:
----------------------------------------------------------------------------------------------------------------------
   NYU                     NYU                 Exclusive license, with a    Right to make, use,      2009
                                               non-exclusive pricing        sell and sublicense
                                               option, for using urine in   products utilizing the
                                               place of blood as a          technology described
                                               specimen sample for          in the patent
                                               detecting HIV
----------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------
                                                                                                     Expiration -
                                                                                                     upon expiration
                                                                                                     of patent in:
Issuer of License          Owner               Description                  Additional provisions
----------------------------------------------------------------------------------------------------------------------
Urine Western Blot
----------------------------------------------------------------------------------------------------------------------
   NYU                     NYU                 Exclusive license for        Right to make, use,      2009
                                               using urine in place of      sell and sublicense
                                               blood as a specimen sample   products utilizing the
                                               for detecting HIV            technology described
                                                                            in the patent
----------------------------------------------------------------------------------------------------------------------
   NIH                     Institute Pasteur   HIV 1 virus                                           2112
----------------------------------------------------------------------------------------------------------------------
Serum Western Blot
----------------------------------------------------------------------------------------------------------------------
   NIH                     Institute Pasteur   HIV 1 virus                                           2112
----------------------------------------------------------------------------------------------------------------------

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Trading Market and Stock Split

Since August 17, 2004, our common stock, par value $0.03 per share, trades on the American Stock Exchange under the symbol "HIV." Prior to August 17, 2004, our stock traded on the NASD OTC Bulletin Board under the symbol "CYPT." High and low quotations reported by the NASD OTC Bulletin Board or the American Stock Exchange, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. All share prices presented in this Annual Report on Form 10-KSB/A (No. 2) have been restated to reflect the reverse stock split declared on May 28, 2003.

Fiscal Year  (reflects stock split)             Quarter        High      Low
-------------------------------------------    ----------    --------   ------
2004                                                  4th    $   0.44   $ 0.18
2004                                                  3rd        0.74     0.36
2004                                                  2nd        0.67     0.38
2004                                                  1st        0.90     0.35

2003                                                  4th        1.74     0.44
2003                                                  3rd        1.80     0.11
2003                                                  2nd        1.05     0.25
2003                                                  1st        3.45     0.75

2002                                                  4th        4.80     1.50
2002                                                  3rd       12.90     2.40
2002                                                  2nd        8.70     0.30
2002                                                  1st        8.10     5.10

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

          SUMMARY OF RECENT FINANCINGS - JANUARY 2002 TO APRIL 4, 2005

                                            Gross       Net        Total Shares
      Financing Source                    Proceeds    Proceeds        Issued
      ----------------                    --------    --------        ------
      Bristol 12% Convertible
         Debentures and Warrants          $   562     $   505         1,476.1
      8% Convertible Notes                  3,232       2,594        46,084.3
      Other 2002 Financings                   750         730         2,720.3
      Mercator 12% and 10% Debentures       4,550       3,650        37,529.5
                                                                         (1)
      Marr 2003 Private Placements         12,500      11,900        28,333.3
      May 2004 PIPE                         9,300       8,769        23,250.0
      July 2004 PIPE                        1,488       1,384         3,720.0
      April 2005 8% Convertible Notes
         and Warrants (2)                   8,000       7,667              --
                                          -------     -------       ---------
        Total                             $40,382     $37,199       143,113.5
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

           DETAIL OF RECENT FINANCINGS - JANUARY 2002 TO APRIL 4, 2005

                                                                                                     Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction       Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date            Price         Redeemed (3)
------------------                         -------       --------      --------       ----            -----         ------------
12% Convertible Debentures and
Warrants
------------------------------
Bristol Investment Fund, Ltd.            Lesser of (i)       $425                     2/11/02          $7.50       1,019.4/ $525
                                            60% of the        100                     5/10/02          $0.90
                                                              ---
                                          average of 3       $525         $468
                                                lowest
                                           closing bid
                                         prices for 22
                                                  days
                                             preceding
                                         conversion or
                                             (ii)$1.50

Class A Warrant                          Lesser of (i)        $ 4          $ 4        2/11/02          $7.50            56.7/ N/A
                                            70% of the
                                            average of
                                              lowest 3
                                               trading
                                         prices for 20
                                                  days
                                             preceding
                                         conversion or
                                             (ii)$3.45

Class B Warrant                          Lesser of (i)        $33         $ 33        2/11/02         $ 7.50             400/ N/A
                                                              ---         ----                                           --------
                                            70% of the
                                            average of
                                              lowest 3
                                               trading
                                           pricing for
                                               20 days
                                             preceding
                                         conversion or
                                           (ii) $6.45.
     Total Bristol                                           $562         $505                                      1,476.1/ $525
                                                             ====         ====                                      =============

                                                                                                     Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction       Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date            Price         Redeemed (3)
------------------                         -------       --------      --------       ----            -----         ------------
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

                                                                                                     Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction       Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date            Price         Redeemed (3)
------------------                         -------       --------      --------       ----            -----         ------------
Jason Arasheben                             70% of the      $ 100         $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                          lower of the
                                               average
                                           closing bid
                                              or trade
                                         price for the
                                                5 days
                                             preceding
                                           conversion,
                                          but not less
                                            than $3.00

PIPE at $1.50 per share
Careen Ltd.                                  $1.50 per      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited                share      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
                                                            -----        -----                                       ----------

    Total Other 2002 Financings
                                                            $ 750        $ 730                                      2,720.3/ $350
                                                            =====        =====                                      =============

Mercator 12% and 10% Debentures (2)(3)
--------------------------------------

12% Convertible Debentures
--------------------------
Mercator Momentum Fund, L.P. ($2,000        85% of the      $ 550     $345 (6)        9/12/02         $3.00       4,866.4(4)/$550
total commitment)                           average of
                                          the 3 lowest
Mercator assigned its rights to:               trading
   Alpha Capital AG                         prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                    the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                         trading days
   Goldplate Investment Partners             preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)             conversion        570          570         9/1/03        $0.498         5,181.8/ $570
                                                   (8)        ---          ---
                                                            1,870        1,665
   Dr. Khalid Ahmed                                            50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                                20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                           20           20        10/2/03        $1.310                     -
   Southwest Resource Preservation                                                       (12)        $1.310
     Inc.                                                      40           40        10/2/03                                   -
                                                        ---------    ---------                                   ----------------
                                                           $2,000       $1,795           (12)                    18,199.8/ $1,940
                                                           ------       ------                                   ----------------

Mercator Momentum Fund, L.P.                80% of the       $300         $260       10/22/02         $3.90         0/ $300 (7)
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

                                                                                                     Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction       Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date            Price         Redeemed (3)
------------------                         -------       --------      --------       ----            -----         ------------
Mercator Momentum Fund L.P.  (10)           70% of the       $300         $245        4/29/03        $0.825       3,475.7/ $300
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $1.20

Mercator warrant                             $3.00 per         $0           $0       10/22/02         $3.90                   0
                                                 share

10% Convertible Debentures
--------------------------

Mercator Focus Fund, L.P. (10)              80% of the     $1,000     $510 (6)        1/14/03         $1.92     7,941.1/ $1,000
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00

Mercator Momentum Fund, L.P. (10)           80% of the       $450         $440        1/30/03         $1.86       2,857.7/ $450
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00
Mercator Focus Fund, L.P. (10)                               $400                     3/13/03         $1.47       3,428.9/ $400
 Mercator Momentum Fund III, L.P.           65% of the        100                                                 1,626.3/ $100
                                            average of        ---                                                 -------------
                                          the 3 lowest       $500         $400                                    5,055.2/ $500
                                               trading       ----         ----                                    -------------
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $2.10
   Total Mercator Debentures                               $4,550       $3,650                                   37,529.5/ $4,490
                                                           ======       ======                                   ================

                                                                                                     Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction       Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date            Price         Redeemed (3)
------------------                         -------       --------      --------       ----            -----         ------------
Marr Private Placements
-----------------------

PIPE at $0.30 per share
Marr Technologies B.V. (9)(11)              $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                                share
PIPE at $0.50 per share
Marr Technologies B.V. (9)(11)              $0.50 per      $10,000     $9,600        9/1/03          $0.498            20,000.0
                                                           -------     ------                                          --------
                                                share
 Total Marr Private Placements                             $12,500    $11,900                                          28,333.3
                                                           =======    =======                                          ========

May 2004 Private Placement
--------------------------

 PIPE at $0.40 per share (13)(15)               Units
    SF Capital Partners LP                  issued at       $4,000        $3,720       5/28/04        $0.50           10,000.0
    Marr Technologies BV                       $0.40,        3,000         2,910       5/28/04        $0.50            7,500.0
    Proximity Fund LP                       including          500           465       5/28/04        $0.50            1,250.0
    Proximity Partners LP                      shares          500           465       5/28/04        $0.50            1,250.0
    MTB Small Cap Growth Fund              and 5 year          500           465       5/28/04        $0.50            1,250.0
    MTB Multi Cap Growth Fund                 warrant          500           465       5/28/04        $0.50            1,250.0
    Bridges & PIPES LLC                   exercisable          300           279       5/28/04        $0.50              750.0
                                         at $0.50 per       ------       -------                                      --------
       Total May 2004 PIPE                      share       $9,300       $ 8,769                                      23,250.0
                                                            ======       =======                                      ========

July 2004 Private Placement
---------------------------

 PIPE at $0.40 per share (13)(15)               Units
    Sunrise Equity Partners, L.P.           issued at        $ 750          $698        7/9/04       $0.615            1,875.0
    Amnon Mandelbaum                           $0.40,           80            74        7/9/04       $0.615              200.0
    David I. Goodfriend                     including            8             7        7/9/04       $0.615               20.0
    TCMP3 Partners                             shares          150           140        7/9/04       $0.615              375.0
    United Capital Partners, LLC           and 5 year          500           465        7/9/04       $0.615            1,250.0
                                                           -------       -------                                       -------
                                              warrant
       Total July 2004 PIPE               exercisable      $ 1,488       $ 1,384                                       3,720.0
                                         at $0.50 per      =======       =======                                       =======
                                                share


April 2005 Secured 8% Convertible
Notes and Warrants (14)
--------------------------------
    SF Capital Partners Ltd.                    Notes      $ 4,000        $3,720        4/4/05        $0.27              - / -
    Marr Technologies BV                  convertible        2,800         2,800        4/4/05        $0.27              - / -
    Morningtown Limited                  at $0.30 per          450           450        4/4/05        $0.27              - / -
    Smithfield Fiduciary LLC               share plus          500           465        4/4/05        $0.27              - / -
                                                               ===           ===
    Iroquois Master Fund Ltd.                  5 year          250           232        4/4/05        $0.27              - / -
                                             warrants          ---           ---                                         -----
                                          exercisable      $ 8,000       $ 7,667                                         - / -
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

          SUMMARY OF RECENT FINANCINGS - JANUARY 2002 TO APRIL 4, 2005

                                                                                   Total
                                                       Gross          Net         Shares
               Financing Source                     Proceeds     Proceeds         Issued
               ----------------                    ----------    --------       ---------
               Bristol 12% Convertible
                  Debentures and Warrants           $   562      $   505          1,476.1
               8% Convertible Notes                   3,232        2,594         46,084.3
               Other 2002 Financings                    750          730          2,720.3
               Mercator 12% and 10% Debentures        4,550        3,650         37,529.5
                                                                                     (1)
               Marr 2003 Private Placements          12,500       11,900         28,333.3
               May 2004 PIPE                          9,300        8,769         23,250.0
               July 2004 PIPE                         1,488        1,384          3,720.0
               April 2005 8% Convertible Notes
                  and Warrants (2)                    8,000        7,667             --
                                                    -------      -------        ---------

                 Total                              $40,382      $37,199        143,113.5
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

           DETAIL OF RECENT FINANCINGS - JANUARY 2002 TO APRIL 4, 2005

                                                                                                  Calypte           Shares
Financing Type and                       Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature      Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------      --------      --------       ----          -----         ------------
12% Convertible Debentures and
Warrants
------------------------------
Bristol Investment Fund, Ltd.               Lesser of       $425                     2/11/02          $7.50       1,019.4/ $525
                                           (i) 60% of        100                     5/10/02          $0.90
                                          the average       ----
                                          of 3 lowest       $525         $468
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
                                                            ====         ====                                      =============


                                                                                                  Calypte           Shares
Financing Type and                       Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature      Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------      --------      --------       ----          -----         ------------
8% Convertible Notes
--------------------
Alpha Capital Aktiengesellshaft             Lesser of     $  500                     5/24/02        $ 3.60         7,260.7/ $500
Stonestreet Limited Partnership          (i) $3.00 or     $  500                     5/24/02        $ 3.60         7,075.7/ $500
Filter International Ltd.                 (ii) 70% of     $  150                     5/24/02        $ 3.60         2,452.4/ $150
Camden International Ltd.                 the average     $  350                     5/24/02        $ 3.60         5,279.1/ $350
                                                   of
Domino International Ltd.                the 3 lowest     $  150                     5/24/02        $ 3.60         1,767.4/ $150
Thunderbird Global Corporation          trades for 30     $   75                     5/24/02        $ 3.60          1,083.1/ $75
BNC Bach International Ltd.                      days     $  200                     5/24/02        $ 3.60         2,463.8/ $200
Excalibur Limited Partnership               preceding     $  200                     5/24/02        $ 3.60         1,678.9/ $200
Standard Resources Ltd.                    conversion     $  100                     5/24/02        $ 3.60         1,542.5/ $100
SDS Capital International Ltd.                            $  300                     7/10/02       $ 10.20         4,189.8/ $300
Camden International Ltd.                                 $  100                     7/10/02       $ 10.20         1,707.9/ $100
Excalibur Limited Partnership                             $  250                     7/24/02        $ 6.60         4,238.3/ $250
Stonestreet Limited Partnership                           $  250                     8/21/02        $ 3.90         4,042.2/ $250
Alpha Capital Aktiengesellshaft                           $  107                      5/9/03        $ 0.63         1,302.5/ $107
                                                          ------                                                   -------------

   Total 8% Convertible Notes                             $3,232       $2,594                                   46,084.3/ $3,232
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

PIPE at $1.50 per share
-----------------------
Careen Ltd.                                 $1.50 per     $  200       $  200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited               share     $  200       $  200      8/28/02          $ 4.80          225.0/ N/A
                                                          ------       ------                                       ----------

    Total Other Restart Financings
                                                          $  750       $  730                                      2,720.3/ $350
                                                          ======       ======                                      =============

Mercator 12% and 10% Debentures (2)(3)
--------------------------------------

12% Convertible Debentures
--------------------------
Mercator Momentum Fund, L.P. ($2,000       85% of the     $  550     $345 (6)        9/12/02         $3.00       4,866.4(4)/$550
total commitment)                          average of
                                         the 3 lowest
Mercator assigned its rights to:              trading
   Alpha Capital AG                        prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                   the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                        trading days
   Goldplate Investment Partners            preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)            conversion        570          570         9/1/03        $0.498         5,181.8/ $570
                                                          ------       ------
                                                  (8)      1,870        1,665
   Dr. Khalid Ahmed                                           50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                               20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                          20           20        10/2/03        $1.310                     -
   Southwest Resource Preservation                                                      (12)        $1.310
     Inc.                                                     40           40        10/2/03                                   -
                                                          ------       ------                                   ----------------
                                                          $2,000       $1,795           (12)                    18,199.8/ $1,940
                                                          ------       ------                                   ----------------

Mercator Momentum Fund, L.P.               80% of the     $  300       $  260       10/22/02         $3.90         0/ $300 (7)
                                           average of
                                         the 3 lowest
                                              trading
                                           prices for
                                               the 20
                                         trading days
                                            preceding
                                          conversion,
                                         but not less
                                           than $1.50


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
                                                          ======       ======                                   ================

                                                                                                  Calypte           Shares
Financing Type and                       Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature      Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------      --------      --------       ----          -----         ------------

Marr Private Placements
-----------------------

PIPE at $0.30 per share
Marr Technologies B.V. (9)(11)             $0.30 per      $ 2,500       $ 2,300        8/1/03       $0.152            8,333.3
                                               share
PIPE at $0.50 per share
Marr Technologies B.V. (9)(11)             $0.50 per      $10,000       $ 9,600        9/1/03       $0.498           20,000.0
                                               share      -------       -------                                      --------

 Total Marr Private Placements                            $12,500       $11,900                                      28,333.3
                                                          =======       =======                                      ========

May 2004 Private Placement
--------------------------

 PIPE at $0.40 per share (13)(15)              Units
    SF Capital Partners LP                 issued at      $ 4,000       $ 3,720       5/28/04        $0.50           10,000.0
    Marr Technologies BV                      $0.40,        3,000         2,910       5/28/04        $0.50            7,500.0
    Proximity Fund LP                      including          500           465       5/28/04        $0.50            1,250.0
    Proximity Partners LP                     shares          500           465       5/28/04        $0.50            1,250.0
    MTB Small Cap Growth Fund             and 5 year          500           465       5/28/04        $0.50            1,250.0
    MTB Multi Cap Growth Fund                warrant          500           465       5/28/04        $0.50            1,250.0
    Bridges & PIPES LLC                  exercisable          300           279       5/28/04        $0.50              750.0
                                        at $0.50 per      -------       -------                                      --------
       Total May 2004 PIPE                     share      $ 9,300       $ 8,769                                      23,250.0
                                                          =======       =======                                      ========

July 2004 Private Placement
---------------------------

 PIPE at $0.40 per share (13)(15)              Units
    Sunrise Equity Partners, L.P.          issued at      $   750       $   698        7/9/04       $0.615            1,875.0
    Amnon Mandelbaum                          $0.40,           80            74        7/9/04       $0.615              200.0
    David I. Goodfriend                    including            8             7        7/9/04       $0.615               20.0
    TCMP3 Partners                            shares          150           140        7/9/04       $0.615              375.0
    United Capital Partners, LLC          and 5 year          500           465        7/9/04       $0.615            1,250.0
                                             warrant      -------       -------                                      --------
       Total July 2004 PIPE              exercisable      $ 1,488       $ 1,384                                       3,720.0
                                            at $0.50      =======       =======                                       =======
                                           per share

April 2005 8% Convertible Notes and
Warrants (14)
-----------------------------------
    SF Capital Partners Ltd.                   Notes      $ 4,000       $ 3,720        4/4/05        $0.27              - / -
    Marr Technologies BV                 convertible        2,800         2,800        4/4/05        $0.27              - / -
    Morningtown Limited                     at $0.30          450           450        4/4/05        $0.27              - / -
                                                 per
    Smithfield Fiduciary LLC              share plus          500           465        4/4/05        $0.27              - / -
    Iroquois Master Fund Ltd.                 5-year          250           232        4/4/05        $0.27              - / -
                                            warrants      -------       -------                                      --------
                                         exercisable      $ 8,000       $ 7,667
                                           at $0.325      =======       =======
                                           per share

-------------

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. As a small business issuer, SFAS 123R will become effective for us for periods beginning after December 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow; however, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R to materially impact its overall financial position. See Stock-Based Compensation in Note 2 to the audited financial Statements which are provided in Part II, Item 7 of this Form 10-KSB/A (No. 2) for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. The determination of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the determination of compensation cost under SFAS 123; however, we have not yet quantified such differences.

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

Additional Factors That May Affect Future Results

The following risk factors and other information included in this Annual Report on Form 10-KSB/A (No. 2) should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

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


                   HISTORICAL QUARTERLY RESULTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)

                                                                    First        Second         Third        Fourth
Year ended December 31, 2004                                       Quarter       Quarter       Quarter       Quarter
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

                                                                    First        Second         Third        Fourth
Year ended December 31, 2003                                       Quarter       Quarter       Quarter       Quarter
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

----------

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

                                    PART III

Item 9.  Executive Officers and Directors of the Registrant

      Following is a list of our Directors and Executive Officers as of March 28, 2005.

                                                                                                                           Director
Name                       Age                           Calypte Position; Principal Occupation                              Since
----                       ---    -----------------------------------------------------------------------------------      --------
Roger I. Gale              52     Chairman; Chairman, Wavecrest Group Enterprises Limited                                    11/04

John J. DiPietro           46     Director; Chief Financial Officer, Chronix Biomedical, Inc.                                10/99

Paul E. Freiman            70     Director; President and Chief Executive Officer, Neurobiological Technologies, Inc.        12/97

Julius R. Krevans, M.D.    80     Director; Retired Chancellor Emeritus, Director of International Medical Services           3/95
                                      University of California, San Francisco

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

                           Summary Compensation Table

                                                                                                 Long-Term
                                                                                                Compensation
                                                                                                 Securities
                                                                                             Underlying Options      All Other
         Name and Principal Position            Year             Salary ($)      Bonus ($)       Granted (1)       Compensation ($)
         ---------------------------            ----             ----------      ---------       -----------       ----------------

Anthony J. Cataldo (2)                            2004           385,846             0          5,000,000 (3)         150,825 (4)
    Former Executive Chairman                     2003           445,667(5)          0          2,492,341 (6)               0
        of the Board                              2002           185,726(5)          0             30,000 (6)               0

J. Richard George (7)                             2004           251,478             0          5,000,000 (3)               0
     Chief Executive Officer and President        2003           135,692             0            103,494 (8)               0

Jay Oyakawa (9)                                   2004            28,269             0            750,000 (9)         350,000 (9)
     Former President and Chief Operating         2003           209,941             0                  0                   0
        Officer and Member of the Board

Richard D. Brounstein (10)                        2004           212,677             0          1,500,000 (3)               0
    Executive Vice President and                  2003           201,792             0            757,371 (11)              0
        Chief Financial Officer; Former           2002           122,596        15,000                  0                   0
        Member of the Board

Richard R. VanMaanen (12)                         2004           203,630             0          2,000,000 (3)               0
    Vice President-Operations and                 2003           148,236             0            131,636 (13)         98,248(14)
        International Business Development        2002           131,729             0             12,570 (15)              0



----------

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

                     Stock Option Grants in Last Fiscal Year
                                Individual Grants

      The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2004:

                                                        Percent of Total
                             Number of Securities     Options Granted  to     Exercise
                              Underlying Options      Employees in Fiscal      Price
Name                               Granted                 Year(1)          ($/sh)(2)      Expiration Date
------------                 --------------------     -------------------   ----------     ---------------
Anthony J. Cataldo (3)            5,000,000                23.90%              0.585           5/17/2007
J. Richard George                 5,000,000                23.90%              0.585           6/22/2014
Jay Oyakawa (4)                     750,000                 3.58%              0.320 (4)       1/15/2006
Richard D. Brounstein             1,500,000                 7.17%              0.585           6/22/2014
Richard R. Van Maanen             2,000,000                 9.56%              0.585           6/22/2014

----------

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

     Aggregated Option Exercises in 2004 and December 31, 2004 Option Values

                                                                              Value of Unexercised
                                                                               Number of Securities            In-the-Money Options
                                      Shares                                 Underlying Unexercisable         at Fiscal Year End ($)
                                   Acquired on             Value          Options at Fiscal Year End (#)          (Exercisable/
        Name                       Exercise (#)       Realized ($)(2)     (Exercisable/Unexercisable)(1)       Unexercisable)(1)(3)
-----------------------------      ------------       ---------------     ------------------------------       --------------------
Anthony J. Cataldo (4)               256,785              128,393                 2,265,556 / 0                       60,684 / 0
J Richard George                           0                    0               63,680 / 66,481                    9,674 / 4,654
Jay Oyakawa (5)                            0                    0                   750,000 / 0                       52,500 / 0
Richard D. Brounstein                      0                    0                   757,371 / 0                       60,684 / 0
Richard R. Van Maanen                      0                    0                    80,000 / 0                        5,600 / 0

----------

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

----------

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

                                                                           Shares
                                                                        Beneficially              % of
           5% Stockholders, Directors and Officers (1)                      Owned               Total (2)
           -------------------------------------------                  -------------           ---------
Marr Technologies BV (3)                                                   58,873,484             32.05
     Strawinskylaan 1431
     1077XX, Amsterdam
     The Netherlands
SF Capital Partners Ltd. (4)                                               17,900,000              9.99
     3600 South Lake Drive
     St. Francis, WI 53235
Roger I. Gale (5)                                                           1,081,664                 *
J. Richard George (6)                                                       2,575,717              1.48
Richard D. Brounstein  (7)                                                  1,507,371                 *
John J. DiPietro (8)                                                          307,977                 *
Paul E. Freiman (9)                                                           309,901                 *
Julius Krevans, M.D.(10)                                                      308,468                 *
Maxim A. Soulimov (11)                                                        200,000                 *
Richard R. Van Maanen (12)                                                  1,053,589                 *

All current directors and executive officers as a group (8 persons)         7,344,687              4.12

----------

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

10.15* License Agreement between the Registrant and New York University, dated as of August 13, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

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

10.18* Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.21* Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.22* Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.23* Sub-License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.24* Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

10.25* Non-Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993; incorporated by reference from exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

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

10.70* Distribution Agreement between the Registrant and Biobras S.A., dated as of May 11, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

10.73* Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000; incorporated by reference from an exhibit filed with the Company's Report on Form 10-Q dated August 10, 2000.

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

----------

* Confidential treatment has been granted as to certain portions of this exhibit.


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

                                                   2004         2003 and 2002
                                                 --------       -------------
      Audit fees                                 $191,280         $135,000
      Audit-related fees                         $ 29,447               --
      Tax fees                                         --               --
      All other fees                                   --               --

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

      The following table summarizes fees billed for services during 2003 by KPMG LLP, the Company's former auditors, for each of the following categories of service:

                                                                  2003
                                                                --------
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

San Francisco, California
February 17, 2005, except Note 18,
  which is as of May 1, 2005

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                            December 31,
                                                                                                     --------------------------
                                                                                                       2004             2003
                                                                                                     ---------        ---------
                                     ASSETS

Current assets:
         Cash and cash equivalents                                                                   $   1,075        $   5,084
         Accounts receivable, net of allowance of $36 at December 31, 2004 and 2003                        262              369
         Inventory                                                                                       1,524            2,153
         Prepaid expenses                                                                                  385              872
         Deferred offering costs, net of accumulated amortization of $333 at December 31, 2003              --               14
         Other current assets                                                                               32               63
                                                                                                     ---------        ---------

                 Total current assets                                                                    3,278            8,555

Property and equipment, net                                                                              1,225              727
Intangible assets                                                                                        2,886              150
Other assets                                                                                               541               85
                                                                                                     ---------        ---------

                                                                                                     $   7,930        $   9,517
                                                                                                     =========        =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable and accrued expenses                                                       $   6,218        $   4,313
         Notes and debentures payable, net of $23 and $90 discount at
           December 31, 2004 and 2003, respectively                                                         37              868
         Capital lease obligations - current portion                                                       157                9
         Anti-dilution obligation                                                                        1,638               --
         Deferred revenue                                                                                   --              500
                                                                                                     ---------        ---------

                 Total current liabilities                                                               8,050            5,690

Deferred rent                                                                                               18               26
Capital lease obligations - non-current portion                                                            304                8
Other long term liabilities                                                                                 35              180

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2004 and 2003; 100,000 shares issued and outstanding at December 31, 2004 and 2003; aggregate redemption and
     liquidation value of $1,000 plus cumulative dividends                                               2,816            2,696
                                                                                                     ---------        ---------

                 Total liabilities                                                                      11,223            8,600
                                                                                                     ---------        ---------


Commitments and contingencies

Stockholders' equity (deficit):
         Preferred stock, $0.001 par value; 5,000,000 shares authorized; no
            shares issued or outstanding                                                                    --               --
         Common stock, $0.03 par value; 800,000,000 and 200,000,000 shares authorized at December 31, 2004 and 2003; 169,456,112 and 136,300,885 shares
            issued and outstanding as of December 31, 2004 and 2003, respectively                        5,084            4,089
         Additional paid-in capital                                                                    136,757          124,699
         Deferred compensation                                                                              (4)              (7)
         Accumulated deficit                                                                          (145,130)        (127,864)
                                                                                                     ---------        ---------

                 Total stockholders' equity (deficit)                                                   (3,293)             917
                                                                                                     ---------        ---------

                                                                                                     $   7,930        $   9,517
                                                                                                     =========        =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                   Year Ended December 31,
                                                                                 --------------------------
                                                                                    2004             2003
                                                                                 ---------        ---------
Revenues:
   Product sales                                                                 $   2,797        $   3,467
   Other revenue                                                                       500               --
                                                                                 ---------        ---------
      Total revenues                                                                 3,297            3,467
                                                                                 ---------        ---------

Operating expenses:
   Product costs                                                                     7,278            6,121
   Research and development costs                                                    2,140            1,544
   Selling, general and administrative costs
     (non-cash of $733 and $6,800 in 2004 and 2003, respectively)                    8,979           15,517
                                                                                 ---------        ---------

      Total operating expenses                                                      18,397           23,182
                                                                                 ---------        ---------

         Loss from operations                                                      (15,100)         (19,715)

Interest expense, net (non-cash of $2,076 and $6,559
  in 2004 and 2003, respectively)                                                   (2,126)          (6,969)

Other income (expense), net                                                            (38)             272
                                                                                 ---------        ---------

         Loss before income taxes                                                  (17,264)         (26,412)

Income taxes                                                                             2                2
                                                                                 ---------        ---------

         Net loss                                                                  (17,266)         (26,414)

Less dividends on mandatorily redeemable Series A preferred stock                       --              (60)
                                                                                 ---------        ---------

Net loss attributable to common stockholders                                     $ (17,266)       $ (26,474)
                                                                                 =========        =========

Net loss per share attributable to common stockholders (basic and diluted)       $   (0.11)       $   (0.47)
                                                                                 =========        =========

Weighted average shares used to compute net loss per share
  attributable to common stockholders (basic and diluted)
                                                                                   155,575           55,903
                                                                                 =========        =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2003 and 2004

                        (in thousands, except share data)

                                                                                                                       Total
                                           Number of      Common        Additional     Deferred      Accumulated   Stockholders'
                                         Common Shares     Stock     Paid-in Capital Compensation      Deficit    Equity (Deficit)
                                          -----------   -----------    -----------    -----------    -----------    -----------
Balances at December 31, 2002               5,058,484   $       152    $    93,804    $        --    $  (101,450)   $    (7,494)
Shares issued under the Employee Stock
   Purchase Plan                               18,192            --              4             --             --              4
Stock issued in lieu of cash to
   employees, vendors and consultants       6,374,523           183          3,716             --             --          3,899
Shares issued through private
   placement, net of expenses of $677      28,333,333           850         10,973             --             --         11,823
Shares issued upon conversion of
   debentures, accrued interest and
   delayed registration penalties          83,067,064         2,492          5,902             --             --          8,394
Shares issued upon exercise of warrants
   and options                             13,418,728           411          4,029             --             --          4,440
Fair value of warrants and beneficial
   conversion feature granted in
   conjunction with issuance of
   convertible debentures                          --            --          2,287             --             --          2,287
Repurchase of beneficial conversion
   feature                                         --            --           (128)            --             --           (128)
Dividend requirements of mandatorily
   redeemable Series A preferred stock             --            --            (60)            --             --            (60)
Compensation related to stock option
   grants                                          --            --          4,136            (10)            --          4,126
Amortization of deferred compensation              --            --             --              3             --              3
Shares issued to acquire intellectual
   property                                    30,561             1             36             --             --             37
Net loss                                           --            --             --             --        (26,414)       (26,414)
                                          -----------   -----------    -----------    -----------    -----------    -----------

Balances at December 31, 2003             136,300,885   $     4,089    $   124,699    $        (7)   $  (127,864)   $       917
                                          ===========   ===========    ===========    ===========    ===========    ===========

                                   (Continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                     Years Ended December 31, 2003 and 2004
                        (in thousands, except share data)

                                                                                                                       Total
                                           Number of      Common        Additional     Deferred     Accumulated    Stockholders'
                                         Common Shares     Stock     Paid-in Capital Compensation     Deficit     Equity (Deficit)
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                      Year Ended
                                                                                                     December 31,
                                                                                                  --------    --------
                                                                                                    2004        2003
                                                                                                  --------    --------
Cash flows from operating activities:
Net loss                                                                                          $(17,266)   $(26,414)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                       406         567
   Amortization of deferred compensation                                                                 1           3
   Non-cash interest expense attributable to:
      Amortization of debenture discounts and charge for beneficial conversion feature                  67       4,835
      Amortization of deferred offering costs                                                           14         997
      Liquidated damages due to delayed registration of stock underlying convertible debentures       (205)        540
      Dividends on mandatorily redeemable Series A preferred stock                                     120          60
      Anti-dilution obligation                                                                       1,638          --
   Non-cash loss (gain) on settlement of trade debt                                                     --          54
   Fair market value of common stock, warrants, options and bonuses granted                          1,461       7,082
   Gain on repurchase of beneficial conversion feature                                                  --        (128)
   Warrant liability adjustment                                                                         --        (275)
   Loss on sale of equipment                                                                             2          55
   Changes in operating assets and liabilities:
      Accounts receivable                                                                              107         (41)
      Inventory                                                                                        629      (1,190)
      Prepaid expenses and other current assets                                                         78        (299)
      Deferred offering costs and other assets                                                        (120)         19
      Accounts payable, accrued expenses and deferred revenue                                          396         502
      Other long-term liabilities                                                                     (152)        186
                                                                                                  --------    --------

         Net cash used in operating activities                                                     (12,824)    (13,447)
                                                                                                  --------    --------

Cash flows from investing activities:
   Proceeds from the sale of equipment                                                                  16          --
   Investment in joint venture                                                                        (244)         --
   Investment in intangibles                                                                          (576)       (113)
   Purchase of equipment                                                                              (922)       (433)
                                                                                                  --------    --------

         Net cash used in investing activities                                                      (1,726)       (546)
                                                                                                  --------    --------

Cash flows from financing activities:
   Proceeds from sale of stock                                                                      10,861      16,994
   Expenses related to sale of stock                                                                  (764)       (678)
   Net proceeds from issuance of notes and debentures                                                   --       3,353
   Repayment of notes and debentures                                                                    --        (735)
   Proceeds from capital lease financing                                                               500          --
   Principal payments on capital leases                                                                (56)         (4)
                                                                                                  --------    --------

         Net cash provided by financing activities                                                  10,541      18,930
                                                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents                                                (4,009)      4,937

Cash and cash equivalents at beginning of period                                                     5,084         147
                                                                                                  --------    --------

Cash and cash equivalents at end of period                                                        $  1,075    $  5,084
                                                                                                  ========    ========

                                  (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                                                        Year Ended
                                                                                       December 31,
                                                                                     ----------------
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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                                                                2004             2003
                                                                                            ==============  =============
                                                                                            (in thousands)  (in thousands)
Net loss attributable to common stockholders, as reported                                      $(17,266)       $(26,474)
Add: Stock-based employee compensation expense included in reported net loss, net of
   related tax effects                                                                              267           1,082
Less: Stock-based employee compensation expense determined under fair value based method         (9,709)         (2,794)
   for all awards, net of related tax effects
Pro forma net loss attributable to common stockholders                                         $(26,708)       $(28,186)
                                                                                               ========        ========
Net loss per share attributable to common stockholders:
    As reported                                                                                $  (0.11)       $  (0.47)
    Pro forma                                                                                  $  (0.17)       $  (0.50)

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

The following table summarizes the Company's product sales revenues by product for the years ending December 31, 2004 and 2003 (in thousands).

                                                          2004             2003
                                                         ------           ------

Urine EIA screening test                                 $1,481           $2,167
Urine Western Blot supplemental test                         69              154
Serum Western Blot supplemental test                      1,134            1,105
BED Incidence test                                           31               --
All other                                                    82               41
                                                         ------           ------

Revenue from product sales                               $2,797           $3,467
                                                         ======           ======

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

                                                                                                         Discount        Net
                                          Balance                                            Balance        at        Balance at
                                          12/31/02   Additions    Payments    Conversions    12/31/03    12/31/03      12/31/03
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
                                         =========    =========    =========    =========     =========    =========     =========

8% Convertible Notes

Pursuant to Regulation S, the Company issued to accredited investors thirteen 8% convertible notes in the aggregate principal amount of $3,125,000 between May and August of 2002 and one additional note in the amount of $107,000 in May 2003, which represented accrued interest due on one of the earlier notes. Each of these notes had a 24 month term and was convertible at any time prior to maturity into shares of the Company's common stock at the lesser of $3.00 or 70% of the average of the three lowest trades during the 30 day period preceding conversion. The effective interest rate on these notes ranged from approximately 40.3% to approximately 65.9% based on the stated interest rate, the amount of amortized discount attributable to any beneficial conversion feature, the amount of any deferred offering costs attributable to the notes and the term of the note. The Company received approximately $2.6 million in proceeds after deducting fees and costs associated with issuing these notes.

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

8.5% Note

In August 2001, the Company executed a promissory note in the amount of $400,000 to the parent company of its then-largest stockholder. The note required interest at 8.5% per annum and principal plus accrued interest was due no later than September 14, 2001. The Company did not repay the note when due. In
December 2001, the parties agreed to execute a new note in the amount of $411,000, representing the unpaid principal and accrued but unpaid interest on the previous note. The December 2001 note required interest at 8.5% per annum and monthly principal payments beginning in February 2002. In February 2002, the Company renegotiated the payment terms to require monthly principal payments of $17,500 in February and March 2002, increasing to $35,000 thereafter unless and until the Company secured at least $2 million in additional financing, excluding the $850,000 of 12% convertible debentures and warrants discussed below, at which time a $200,000 principal payment would be required. The Company made the payment required in February 2002. In March 2002, the Company further renegotiated the repayment terms of this note, suspending any required principal or interest payments until 30 days after the effectiveness of the Company's registration statement for the shares underlying the 12% convertible debentures described below, at which time the Company would be required to make a $200,000 payment and to resume making monthly payments of $35,000 until the principal and accrued interest were repaid in full. On February 28, 2003, due to a lack of available funds and to avoid a default under the December 2001 note, the Company and the investor executed a new note in the amount of $435,000, representing the unpaid principal and accrued but unpaid interest on the December 2001 note. The terms of the February 2003 note required monthly principal payments of $17,500 plus interest from March 2003 through May 2003, increasing to $35,000 monthly, plus interest, thereafter, until the Company secured at least $5,000,000 in additional financing, at which time the remaining balance became due and payable. The Company repaid the remaining balance of the note plus interest in September 2003. The effective interest rate on this note was approximately 9.3%.

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

On January 15, 2003, the Company and BNC Bach agreed to extend the maturity date of the Note to March 17, 2003. On March 17, 2003, the Company and BNC Bach agreed to further extend the maturity date to April 4, 2003. On April 2, 2003, the Company and BNC Bach agreed to extend the maturity date of the Note to May 5, 2003. On April 30, 2003, the Company and BNC Bach amended the conversion price to eliminate the conversion price ceiling of $1.50 per share and to increase the discount applicable to the conversion price from 40% to 50%. In return for this modification of the conversion price, BNC Bach agreed to extend the maturity of the note until May 10, 2004. No accounting adjustments were required as a result of any of the extensions of the note's maturity. In September 2003, BNC Bach converted the remaining $126,000 face value plus accrued interest into approximately 2.2 million shares of the Company's common stock at a conversion price of $0.0612 per share. The effective interest rate on this note was approximately 10.9%.

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

The Company determined that each of the 10% convertible debentures was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company has treated the beneficial conversion features as a discount to the face amount of the debentures and is amortizing them over the term of the respective debentures. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount was charged to interest expense. The effective interest rate on these debentures ranged from approximately 60.0% to approximately 97.2% based on the stated interest rate, the amount of amortized discount attributable to the beneficial conversion feature, the amount of deferred offering costs attributable to the debentures and the extended term of the debentures, as noted in the section below.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


The Company determined that both of the debentures issued to Bristol were issued with a beneficial conversion feature. Upon conversion of a portion of the debenture, the Company charged the proportionate share of unamortized discount to interest expense. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible. Because the Company also issued warrants in conjunction with the first $425,000 debenture, as described above, the value of the beneficial conversion feature was not accorded treatment as a discount to the debenture, since the valuation of the accompanying warrants had reduced the carrying value of the debenture to zero at the time of issuance. The beneficial conversion feature attributable to the second $100,000 debenture was limited to $100,000 by the face amount of the debenture and recorded as a discount to the debenture to be amortized to interest expense over the life of the debenture. The effective interest rate on the February 2002 and May 2002 debentures was approximately 269.0% and 235.2%, respectively, based on the stated interest rate, the amount of amortized discount attributable to the beneficial conversion feature, the amount of deferred offering costs attributable to the debentures and the term of the debentures.

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

The Company determined that each of the MMF 12% convertible debentures, including those issued to MMF assignees, were issued with a beneficial conversion feature. The Company calculated the intrinsic value at the date of the debentures' issuance as the difference between the debenture conversion price and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company treated the beneficial conversion feature as a discount to the face amount of the debenture and amortized it over the respective terms of the debentures. Upon conversion of all or a portion of the debenture, the Company charged the proportionate share of unamortized discount to interest expense. The effective interest rate on these debentures ranged from approximately 16.5% to approximately 119.5% based on the stated interest rate, the amount of amortized discount attributable to the beneficial conversion feature, the amount of deferred offering costs attributable to the debentures and the term of the debentures, including the extension of the April 29, 2003 debenture as noted in the previous section entitled "Extension of Maturity Dates."

5% Note Purchase Agreement

On November 13, 2003, when the market price of the Company's common stock was $0.88 per share, the Company and Marr Technologies BV, its largest stockholder, entered into an agreement in which Marr agreed to provide the Company up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes issuable to Marr on an as-needed basis by the Company (the "Notes"). Each
Note issued was to bear interest at the rate of 5% per annum and have a 12-month term. The Marr Credit Facility was available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility was to be proportionally reduced by the amount of any equity financing the Company obtained during the term of the Marr Credit Facility. Marr was granted participation rights in any such equity financing on the same terms as the other investors. The Marr Credit Facility provided for earlier termination as of March 31, 2004, if the Company failed to have its common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As consideration for the Marr Credit Facility, the Company issued to a party designated by Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant was immediately exercisable and expires on November 12, 2005, two years after its issuance. The warrant was valued at $0.859 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.93%; expected dividend rate of 0.00%; volatility of 316.42%; and expected term of 2 years. The calculated value of the warrant was charged to interest expense with a corresponding credit to equity, in accordance with EITF -00-19.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


On March 19, 2004, when the market price of the Company's common stock was $0.575 per share, the Company and Marr amended the Marr Credit Facility to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have the common stock listed on an established stock exchange by March 31, 2004. As consideration for the amendment of the Marr Credit Facility, the Company issued to a party designated by Marr a warrant to purchase 400,000 shares of its common stock at an exercise price of $0.46 per share. The warrant was immediately exercisable and expires on March 18, 2006, two years after its issuance. The warrant was valued at $0.56 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.54%; expected dividend rate of 0.00%; volatility of 316.37%; and expected term of 2 years. The calculated value of the warrant was recorded as interest expense with a corresponding credit to equity, in accordance with EITF -00-19.

On May 26, 2004, when the market price of the Company's common stock was $0.46 per share, the Company and Marr again amended the Marr Credit Facility whereby Marr committed to subscribe for up to $5,000,000 of Promissory Notes that the Company might issue through December 31, 2004. Any Notes issued pursuant to this second amendment would bear interest at 9% per annum and have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility would be reduced by the amount of any equity financing the Company obtained after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds of the May 2004 Private Placement. Refer to Note 10 for a description of subsequent equity financing. In July 2004, the commitment was reduced to approximately $3.6 million as a result of the closing of the July 2004 Private Placement. As consideration for the extension of the commitment period, the Company issued to Marr a warrant to purchase 500,000 shares of its common stock at an exercise price of $0.40 per share. This warrant was immediately exercisable and expires on May 26, 2006, two years after its issuance. The warrant was valued at $0.35 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.53%; expected dividend rate of 0.00%; volatility of 161.78%; and expected term of 2 years. The calculated value of the warrant was recorded as interest expense with a corresponding credit to equity, in accordance with EITF -00-19.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


                                                                                     2004        2003
                                                                                   -------     -------
Interest on debt instruments paid or payable in cash                               $    88     $   425
                                                                                   -------     -------

Non-cash interest expense composed of:
   Amortization and proportional write-off upon conversion of note and
      debenture discounts and deferred offering costs                                   81       5,832
   Liquidated damages due to delayed registration of shares underlying
      convertible notes and debentures and other securities                           (205)        620
   Expense attributable to warrants issued in conjunction with the
      Marr Credit Facility                                                             402         322
   Expense attributable to warrants issued in conjunction with the $0.5 million
      capital lease agreement                                                           20          --
   Warrant liability mark-to-market adjustment attributable to Bristol
      Class A and Class B warrants                                                      --        (275)
   Anti-dilution obligation arising from May and July 2004 equity
      financing (see Note 10)                                                        1,638          --
   Maturity extension fee payable in stock on convertible debentures
      issued to Mercator group                                                          20          --
   Expense attributable to dividends on mandatorily redeemable
      Series A preferred stock                                                         120          60
Total non-cash interest expense                                                      2,076       6,559
                                                                                   -------     -------

  Total interest expense                                                             2,164       6,984

  Interest income                                                                      (38)        (15)
                                                                                   -------     -------

  Net interest expense                                                             $ 2,126     $ 6,969
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

Total rent expense under these leases was $804,000 and $836,000 for the years ended December 2004 and 2003, respectively. Future minimum rental payments under all noncancelable operating leases as of December 31, 2004 were (in thousands):


Year ended December 31,
2005                                                  $   697
2006                                                      707
2007                                                      620
2008                                                      574
2009                                                       96
Thereafter                                                 --
                                                      -------

Total                                                 $ 2,694
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

The following table summarizes 2004 option activity for the 2004 Plan:


                                                          Weighted Average
                                            Options        Exercise Price
                                          -----------        -----------

Granted                                    18,468,000        $     0.580
Cancelled                                     (60,000)             0.390
                                          -----------        -----------

Outstanding as of December 31, 2004        18,408,000        $     0.580
                                          ===========        ===========

Exercisable as of December 31, 2004        11,506,168        $     0.585
                                          ===========        ===========

The following table summarizes the per share weighted-average fair value of stock options granted during 2004, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:


Per share weighted-average fair value of options granted           $0.516
Expected dividend yield                                             0.00%
Risk-free interest rate                                             4.72%
Volatility                                                        210.79%
Expected life                                                  0.00 years


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

The following  table  summarizes  option grant activity under the 2000 Incentive
Plan:

                                                        Weighted Average
                                            Options      Exercise Price
                                          -----------   ----------------
Outstanding as of December 31, 2002           57,411        $     3.74
Granted                                    8,528,626              0.33
Exercised                                 (1,426,510)             0.38
Cancelled                                   (562,778)             0.36
                                          ----------

Outstanding as of December 31, 2003        6,596,749        $     0.35
Granted                                    1,454,080              0.48
Exercised                                   (418,622)             0.10
Cancelled                                   (321,924)             0.47
                                          ----------

Outstanding as of December 31, 2004        7,310,283        $     0.38
                                          ==========

Exercisable as of December 31, 2003        2,431,636        $     0.34

Exercisable as of December 31, 2004        6,132,719        $     0.35


As of December 31, 2004, 152,722 shares of common stock were available for grant under the 2000 Incentive Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2004 and 2003, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                                   2004               2003
                                                                ==========         ==========
Per share weighted average fair value of options granted            $0.672             $0.336
Expected dividend yield                                              0.00%              0.00%
Risk-free interest rate                                              2.91%              3.44%
Volatility                                                          268.4%             226.1%
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

The following table summarizes activity under the Stock Plan during 2003 and 2004:


                                                              Weighted Average
                                                   Options     Exercise Price
                                                   -------     --------------

Outstanding as of December 31, 2002                  6,756        $111.31
Cancelled                                             (500)        210.00
                                                   -------

Outstanding as of December 31, 2003 and 2004         6,256        $103.42
                                                   =======

Exercisable as of December 31, 2003 and 2004         6,256        $103.42


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


The Company has not recorded any deferred compensation for the Company's common stock options granted under the Director Option Plan. The following table summarizes activity under the Director Option Plan:

                                                          Weighted Average
                                            Options        Exercise Price
                                          ===========     ===============
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

As of December 31, 2004, 553,962 shares of common stock were available for grant under the Director Option Plan. The following table summarizes the per share weighted-average fair value of stock options granted during 2004 and 2003, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


                                                                 2004             2003
                                                               ---------        ---------
Per share weighted-average fair value of options granted       $   0.580        $   0.332
Expected dividend yield                                             0.00%            0.00%
Risk-free interest rate                                             4.13%            3.57%
Volatility                                                        213.95%           217.1%
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

                                             Options Outstanding                                  Options Exercisable
                          ========================================================     =============================================
                              Number      Weighted-Average        Weighted-Average         Number                  Weighted-Average
                           Outstanding   Remaining Years to         Exercise           Exercisable at                 Exercise
Range of Exercise Prices   at 12/31/04       Expiration               Price                12/31/04                    Price
------------------------------------------------------------------------------------------------------------------------------------
$0.010 -   $0.300           1,025,279            4.68               $  0.150                  723,614                $0.113
$0.320 -   $0.320           5,657,982            6.38               $  0.320                5,324,281                $0.320
$0.390 -   $0.560             443,000            9.46               $  0.500                  210,392                $0.558
$0.585 -   $0.585          18,800,000            9.46               $  0.585               12,300,000                $0.585
$0.060 -  $210.00           1,235,958            8.58               $  1.912                  524,530                $3.540
                           ----------                                                      ----------

$0.010 - $210.00           27,162,219            8.60               $  0.572               19,082,823                $0.574
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

(13)  Income Taxes

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                                                         2004           2003
                                                                                       -------        -------
Computed expected tax expense                                                           (5,871)        (8,960)
Losses and credits for which no benefits have been recognized                            5,861          8,950
Meals and entertainment expenses, and officers life insurance not deductible for
  income tax purposes                                                                       11             11
State tax expense, net of federal income tax benefit                                         1              1
                                                                                       -------        -------

                                                                                       $     2        $     2
                                                                                       =======        =======

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

                                                                                  December 31,
                                                                              2004            2003
                                                                             --------        --------
Deferred tax assets:
     Employee benefit reserves, including accrued vacation and bonuses       $     55        $     46
     Start-up and other capitalization                                            439             556
     Fixed assets, due to differences in depreciation                            (231)            300
     Deferred rent and revenue                                                     29             199
     Net operating loss carryovers                                             48,479          44,070
     Research and development credits                                           1,850           1,576
     Other                                                                      1,565             622
                                                                             --------        --------

Total gross deferred tax assets                                                52,186          47,369
Valuation allowance                                                           (52,186)        (47,369)
                                                                             --------        --------

Net deferred tax assets                                                            --              --
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


In May 2002, in conjunction with a financing proposal, the independent members of the Company's Board of Directors appointed a new Executive Chairman and entered into a five year employment agreement with him. The employment agreement specified an annual salary of $400,000 and allowed for annual increases subject to the Company's performance and approval of the Compensation Committee of the Board of Directors. The Company deferred payment of, but accrued as expense, approximately 30% of the Executive Chairman's cash compensation during 2002. The Company continued to defer and accrue this compensation until it was paid during the third quarter of 2003. The agreement also specified that the Executive Chairman was entitled to receive his base salary for at least twelve months, in the event the Company terminated his employment other than for cause. As specified in the employment agreement, on May 10, 2002, when the market price of the Company's common stock was $0.90 per share, the Executive Chairman was contingently granted fully-vested options to purchase 65,556 shares of the Company's common stock at $0.45 per share and options to purchase 200,000 shares of the Company's common stock at $0.90 per share, with the option to purchase 100,000 shares vested immediately and the option to purchase the remainder vested on the one-year anniversary of the option grant. Under the provisions of the Company's 2000 Equity Incentive Plan at that time, a maximum of 30,000 options were immediately issuable to the Executive Chairman; accordingly, the Company issued options to purchase 30,000 shares at $0.90 per share on May 10, 2003. These options had a five-year term. In the fourth quarter of 2002, the Company renegotiated the terms of the option grant contained in the employment agreement, canceling the Executive Chairman's rights to all but the issued option to purchase 30,000 shares at $0.90. Subsequently, the Executive Chairman was granted 235,556 fully-vested options at an exercise price of $0.32 per share, the market price of the Company's stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. On May 29, 2003, the Executive Chairman was also granted fully-exercisable options to purchase 256,785 shares of the Company's stock at $0.01 per share, in recognition of an additional salary deferral arrangement, and options to purchase 2,000,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and had a ten year term. On June 22, 2004, upon the approval by the Company's stockholders of the 2004 Incentive Plan, the Executive Chairman was granted options to purchase 5,000,000 shares of the Company's common stock at $0.585 per share. The options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and had a ten year term. The Executive Chairman resigned effective November 15, 2004 as the Company's Executive Chairman and as a member of the Company's Board of Directors. Under the terms of a Separation and Consulting Agreement and Release of Claims, the Company entered into a consulting arrangement that extends through November 15, 2006 under which it agreed to pay approximately $1 million, of which approximately half was to be a non-cash payment, and to accelerate vesting of all his then-unvested options. At December 31, 2004, the Company has accrued the liability under the terms of the Separation Agreement.

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

(18)  Subsequent Events (Unaudited)

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

In connection with the placement, there are finders fees and/or placement agent fees of up to 7% of the related investment amount in cash or Notes and Warrants to purchase common stock of up to 4% of the related investment amount.

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

In connection with the implementation of the Plan, on April 18, 2005, the Company entered into a non-binding letter of intent to sell the Legacy Business to Maxim Biomedical, Inc. ("Maxim"). Effective May 1, 2005, the Company entered into a manufacturing services and management agreement (the "Agreement") with Maxim pursuant to which Maxim will manufacture, ship and perform quality control procedures for the Company in connection with the Legacy Business. Under the terms of the Agreement, Maxim has hired some of the Company's ex-employees and the Company transferred its current inventory to Maxim for its use under the Agreement. The Company will continue to pay its lease and license obligations and will receive a portion of the revenues generated by the Legacy Business to cover those expenses. The remainder of the revenues will be paid to Maxim as a fee for performing its obligations under the Agreement. Pursuant to the terms of the Agreement, Maxim has the right, but not the obligation, to purchase the assets of the Legacy Business on terms to be negotiated between the parties. Completion of the sale of the Legacy Business will require the consent of the 2005 Investors and certain lessors and licensors of the Company.

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

The Company expects to pay approximately $500,000 in severance and accrued vacation costs and incur approximately $1 million in expense from the transfer of its inventories to Maxim. The Company cannot currently estimate the magnitude of other costs, if any, associated with the restructuring.

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


                                      CALYPTE BIOMEDICAL CORPORATION
                                      (Registrant)


                                      By: /s/ J. Richard George
                                          ------------------------------------
                                          J. Richard George
                                          President and Chief Executive Officer


Date: June 27, 2005


                                POWER OF ATTORNEY

Each Director of the Registrant whose signature  appears below,  hereby appoints
J. Richard George and Richard D. Brounstein as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Securities and Exchange Commission any and all Amendments to this report on Form 10-KSB/A (No. 2) to the same extent and with the same effect as if done personally.


Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

             Signature                                            Title                                           Date
===========================================    ======================================================    ========================

     /s/ Roger I. Gale                          Chairman of the Board of Directors                        June 27, 2005
===========================================
       Roger I. Gale


  /s/ J. Richard George                         President, Chief Executive Officer                        June 27, 2005
===========================================
     J. Richard George


 /s/ Richard D. Brounstein                      Executive Vice President and Chief Financial Officer      June 27, 2005
===========================================     (Principal Financial and Accounting Officer)
     Richard D. Brounstein


   /s/ John J. DiPietro                         Director                                                  June 27, 2005
===========================================
     John J. DiPietro


     /s/ Paul Freiman                           Director                                                  June 27, 2005
===========================================
       Paul Freiman


/s/ Julius R. Krevans, M.D.                     Director                                                  June 27, 2005
===========================================
  Julius R. Krevans, M.D.


   /s/ Maxim A. Soulimov                        Director                                                  June 27, 2005
===========================================
     Maxim A. Soulimov