Form 10QSB/A
period 2005-03-31
CALYPTE BIOMEDICAL CORP
filed 2005-06-27
CIK 899426

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                             ----------------------

                              FORM 10-QSB/A (No. 1)

                             ----------------------
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              FORM 10-QSB/A (No. 1)

                                      INDEX

                                                                                             Page No.
                                                                                             --------
PART I.     Financial Information

         Item 1. Consolidated Financial Statements (unaudited):

                 Condensed Consolidated Balance Sheets as of
                 March 31, 2005 and December 31, 2004 ......................................... 3

                 Condensed Consolidated Statements of Operations for the Three Months Ended
                 March 31, 2005 and 2004 ...................................................... 4

                 Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                 2005 and 2004 ................................................................ 5

                 Notes to Condensed Consolidated Financial
                 Statements ................................................................... 7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ................................................................... 14

         Item 3. Controls and Procedures ...................................................... 36

PART II. Other Information

         Item 1. Legal Proceedings ............................................................ 38

         Item 2. Unregistered Sales of Securities and Use of Proceeds ......................... 38

         Item 4. Submission of Matters to a Vote of Security Holders .......................... 50

         Item 5. Other Information - Subsequent Events ........................................ 50

         Item 6. Exhibits and Reports on Form 8-K ............................................. 50

SIGNATURES .................................................................................... 52

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                            March 31,    December 31,
                                                                                               2005           2004
                                                                                            ---------    ------------
                                                                                           (unaudited)
                                         ASSETS
Current assets:
      Cash and cash equivalents                                                             $     275     $   1,075
      Accounts receivable, net of allowance of $36 at March 31, 2005 and
         December 31, 2004                                                                        268           262
      Inventory                                                                                 1,281         1,524
      Prepaid expenses                                                                            408           385
      Other current assets                                                                         58            32
                                                                                            ---------     ---------

            Total current assets                                                                2,290         3,278

Property and equipment, net                                                                     1,162         1,225
Intangible assets                                                                               2,886         2,886
Deferred offering costs                                                                            63            --
Other assets                                                                                      519           541
                                                                                            ---------     ---------

                                                                                            $   6,920     $   7,930
                                                                                            =========     =========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                                 $   5,669     $   6,218
      Notes and debentures payable, net of discount of $15 and $23 at March 31, 2005
         and December 31, 2004, respectively                                                    2,045            37
      Capital lease obligations - current portion                                                 159           157
      Anti-dilution obligation                                                                  1,820         1,638
                                                                                            ---------     ---------

            Total current liabilities                                                           9,693         8,050

Deferred rent                                                                                      15            18
Capital lease obligations - non-current portion                                                   263           304
Other long term liabilities                                                                        --            35

Mandatorily  redeemable  Series A preferred  stock,  $0.001 par value; no shares authorized at March 31, 2005 and December 31, 2004; 100,000 shares issued and outstanding at March 31, 2005 and December 31, 2004; aggregate redemption and liquidation value of
   $1,000 plus cumulative dividends                                                             2,846         2,816
                                                                                            ---------     ---------

            Total liabilities                                                                  12,817        11,223
                                                                                            ---------     ---------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued
         or outstanding                                                                            --            --
      Common stock, $0.03 par value; 800,000,000 shares authorized at March 31, 2005 and
         December 31, 2004; 171,207,589 and 169,456,112 shares issued and outstanding at
         March 31, 2005 and December 31, 2004, respectively                                     5,136         5,084
      Additional paid-in capital                                                              137,455       136,757
      Deferred compensation                                                                       (40)           (4)
      Accumulated deficit                                                                    (148,448)     (145,130)
                                                                                            ---------     ---------

            Total stockholders' deficit                                                        (5,897)       (3,293)
                                                                                            ---------     ---------

                                                                                            $   6,920     $   7,930
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                       -------------------
                                                                                         2005        2004
                                                                                       -------     -------
Cash flows from operating activities:
Net loss                                                                               $(3,318)    $(4,040)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                           107         100
   Amortization of deferred compensation                                                     2           1
   Non-cash interest expense attributable to:
     Amortization of debenture discounts and charge for beneficial conversion
     feature                                                                                 8          44
     Amortization of deferred offering costs                                                --          13
     Liquidated damages due to delayed registration of stock underlying convertible
     debentures                                                                             --         (80)
     Dividends on mandatorily redeemable Series A preferred stock                           30          30
     Anti-dilution obligation                                                              182          --
   Fair market value of common stock, warrants, options and bonuses granted                159         713
   Loss on sale of equipment                                                                --           3
   Changes in operating assets and liabilities:
     Accounts receivable                                                                    (6)        (77)
     Inventory                                                                             243         (12)
     Prepaid expenses and other current assets                                             (58)       (147)
     Deferred offering costs and other assets                                               (4)        (50)
     Accounts payable, accrued expenses and deferred revenue                               280         334
     Other long-term liabilities                                                           (37)        (14)
                                                                                       -------     -------

       Net cash used in operating activities                                            (2,412)     (3,182)
                                                                                       -------     -------

Cash flows from investing activities:
   Investment in joint venture                                                              26          --
   Payments to acquire intellectual property licenses                                     (268)         --
   Purchase of equipment                                                                   (44)       (247)
                                                                                       -------     -------

       Net cash used in investing activities                                              (286)       (247)
                                                                                       -------     -------

Cash flows from financing activities:
   Proceeds from sale of stock                                                              --           4
   Proceeds from issue of notes and debentures, net                                      1,937          --
   Principal payments on capital leases                                                    (39)         (3)
                                                                                       -------     -------

       Net cash provided by financing activities                                         1,898           1
                                                                                       -------     -------

Net decrease in cash and cash equivalents                                                 (800)     (3,428)

Cash and cash equivalents at beginning of period                                         1,075       5,084
                                                                                       -------     -------

Cash and cash equivalents at end of period                                             $   275     $ 1,656
                                                                                       =======     =======

                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (in thousands)
                                   (unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                       -------------------
                                                                                         2005        2004
                                                                                       -------     -------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                              $    16     $    23
   Cash paid for income taxes                                                               --           2

Supplemental disclosure of non-cash activities:
   Common stock issued in payment of accrued compensation                                  520          --
   Conversion of notes and debentures payable and accrued interest to common stock          --          66

          See accompanying notes to consolidated financial statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)

(1)    The Company

Calypte Biomedical Corporation (the "Company") develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. The Company manufactures urine-based HIV-1 diagnostic screening tests and urine and serum-based supplemental Western Blot tests for use in laboratories, its "Legacy Products". Over the last two years, the Company has been broadening its historical focus to include other HIV tests, such as a blood-based incidence test and various rapid tests using other specimens. In the last quarter of 2004, the Company introduced its HIV-1 BED incidence test that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within those regions where HIV transmission is occurring most recently. The Company's revenues are currently generated from sales of these products, which are referred to collectively as the "ELISA tests." The ELISA tests are manufactured in formats that make them most suitable for high-volume laboratory settings.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the periods ended March 31:

                                                                              Three months ended
                                                                                  March 31,
                                                                             -------------------
                                                                               2005        2004
                                                                             -------     -------
Net loss attributable to common stockholders, as reported                    $(3,318)    $(4,040)
Add: Stock-based compensation expense included in reported net loss, net
   of related tax effects                                                        125         225
Less: Stock-based compensation expense determined under fair value based
   method for all awards, net of related tax effects                          (1,376)     (1,086)
                                                                             -------     -------
Pro forma net loss attributable to common stockholders                       $(4,569)    $(4,901)
                                                                             =======     =======

Basic and diluted net loss per share attributable to common stockholders:
As reported                                                                  $ (0.02)    $ (0.03)
Pro forma                                                                    $ (0.03)    $ (0.04)

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)

(3)    Inventory

Inventory as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                                       2005      2004
                                                                      ------    ------
Raw materials                                                         $   635   $   253
Work-in-process                                                           568       942
Finished goods                                                             78       329
                                                                      -------   -------

Total Inventory                                                       $ 1,281   $ 1,524
                                                                      =======   =======

(4)    Accounts payable and accrued expenses

Accounts payable and accrued expenses as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                                       2005      2004
                                                                      ------    ------
Trade accounts payable                                                $1,974    $1,652
Accrued royalties                                                        361       355
Accrued salary, severance and vacation pay                               663     1,192
Accrued interest                                                          40         9
Accrued consulting contract expenses                                     912       803
Accrued liabilities under intellectual property license agreements     1,417     1,686
Other                                                                    302       521
                                                                      ------    ------

Total accounts payable and accrued expenses                           $5,669    $6,218
                                                                      ======    ======

 (5)     Notes and Debentures Payable

January 2005 7% Promissory Note
On January 14, 2005, the Company issued an unsecured $2,000,000 promissory note to Marr Technologies BV, its largest stockholder, which was funded on January 18, 2005. The promissory note bears interest at a rate of 7% per annum and was payable in full no later than March 31, 2005. On March 30, 2005, the Company and Marr agreed to extend the maturity date of the note until April 30, 2005.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)

                                                                      Low          High
                                                                      ---          ----
Exercise price per share                                              $0.31         $0.34
Market price of Calypte's stock on date of issuance                   $0.31         $0.34
Assumptions:
   Expected dividend yield                                             0.0%          0.0%
   Risk free rate of return                                           3.65%         4.29%
   Contractual life                                                 5 years      10 years
   Volatility                                                       207.11%       245.07%
Fair Market Value                                                     $0.31         $0.34

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

In connection with the implementation of the Plan, on April 18, 2005, the Company entered into a non-binding letter of intent to sell the Legacy Business to Maxim Biomedical, Inc. ("Maxim"). Effective May 1, 2005, the Company entered into a manufacturing services and management agreement (the "Agreement") with Maxim pursuant to which Maxim will manufacture, ship and perform quality control procedures for the Company in connection with the Legacy Business. Under the terms of the Agreement, Maxim has hired some of the Company's ex-employees and the Company's has transfered its current inventory to Maxim for its use under the Agreement. The Company will continue to pay its lease and license obligations and will receive a

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004
                                   (unaudited)

portion of the revenues generated by the Legacy Business to cover those expenses. The remainder of the revenues will be paid to Maxim as a fee for performing its obligations under the Agreement. Pursuant to the terms of the Agreement, Maxim has the right, but not the obligation, to purchase the assets of the Legacy Business on terms to be negotiated between the parties. Completion of the sale of the Legacy Business will require the consent of the 2005 Investors and certain lessors and licensors of the Company.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information we provide in this Form 10-QSB/A (No. 1) or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-QSB/A (No. 1), including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

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

The forward-looking information set forth in this Annual Report on Form 10-QSB/A (No. 1) is as of May 13, 2005, and Calypte undertakes no duty to update this information. Should events occur subsequent to May 13, 2005 that make it necessary to update the forward-looking information contained in this Form 10-QSB/A (No. 1), the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB/A (No. 1), or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 22 of this Form 10-QSB/A (No. 1).

Overview and Outlook

Our focus is on the development and commercialization of our new test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood, oral fluid and urine samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests") and the commercialization of the HIV-1 BED Incidence EIA on a worldwide basis.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Over the next couple of months we expect to complete either the sale of the Legacy Business or the closure of the Rockville facility and termination of Legacy Business operations as well as the transition of our corporate headquarters to the Portland, Oregon area. We cannot currently estimate other costs we may incur in connection with the restructuring.

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

Additionally, the Plan calls for us to close our corporate headquarters in Pleasanton, California and re-staff those functions at a facility we have leased in Lake Oswego, Oregon, a suburb or Portland, where most of our research and development staff is presently based. Current headquarters staff will be retained for the period required to provide an orderly transition. We will incur severance costs for certain personnel terminated at Rockville and certain administrative personnel not transitioning to Oregon. We may also be liable for lease costs for the California offices through July 2007 in the event we are unable to sublease that facility.

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

Guidance and Customer Trends

Legacy Business Of our $665,000 in revenues for the first quarter of 2005, $39,000 was attributable to sales of our BED Incidence test. The balance was attributable to sales of our Legacy Business products. As a result of our Plan, we expect to phase out sales of the Legacy Business products for our own account by mid-2005 either as a result of the sale of our Legacy Business or the termination of operations at Rockville at the conclusion of the interim manufacturing services agreement.

BED Incidence Test In April 2004, the CDC granted us a worldwide, non-exclusive license to use technologies it had developed to manufacture and commercialize a serum enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that have occurred within approximately the last 6 months in a subject population. Sales of our BED incidence test began in the fourth quarter of 2004 and have not been material to our total revenues in any period since its introduction. Nevertheless, we expect that sales of this test will constitute an increasing portion of our revenues in 2005 and beyond as demand for and sales of this product increase both domestically, from the CDC, and internationally, as the CDC continues to conduct its "train the trainer" workshops in the applications for this unique epidemiological surveillance product. Sales of this test grew by 25% compared to sales in the previous quarter and while we are unable to predict with any certainty the level of incidence test sales in 2005, we expect them to continue to modestly expand at an increasing rate throughout 2005. Further, we have begun the research on a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement with the CDC. We plan to file the appropriate IDE applications with the US FDA for diagnostic versions of the incidence test later this year.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Results of Operations

The following represents selected financial data (in thousands):

                                                 Three months Ended
                                                     March 31,
                                                -------------------
                                                  2005        2004
                                                -------     -------

      Total revenue                             $   665     $   971
      Product costs                               1,520       1,980
                                                -------     -------

         Gross Margin                              (855)     (1,009)

      Operating expenses:
         Research and development                   762         541
         Selling, general and administrative      1,414       2,196
                                                -------     -------
           Total operating expenses               2,176       2,737
                                                -------     -------

         Loss from operations                    (3,031)     (3,746)

      Interest expense, net                        (260)       (297)

      Other income (expense), net                   (27)          5
                                                -------     -------

         Loss before income taxes               $(3,318)    $(4,038)
                                                =======     =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Net interest expense for the first quarter of 2005 was slightly lower than that of first quarter 2004. The table below summarizes the components of the change (in thousands):

                                                                      2005      2004     Change
                                                                     -----     -----     ------
Interest on debt instruments paid or payable in cash                 $  47     $  47     $  --
                                                                     -----     -----     -----

Non-cash expense composed of:
   Amortization and proportional write-off upon conversion of
     note and debenture discounts and deferred offering costs            8        57       (49)
   Liquidated damages due to delayed registration of shares
     underlying convertible securities                                  --       (80)       80
   Expense attributable to warrants issued in conjunction with
     the Marr Credit Facility                                           --       225      (225)
   Maturity extension fee payable in stock on convertible
     debentures issued to Mercator group                                --        22       (22)
   Anti-dilution obligation arising from May and July 2004 equity
     financing                                                         182        --       182
   Expense attributable to dividends on mandatorily redeemable
     Series A preferred stock                                           30        30        --
                                                                     -----     -----     -----
Total non-cash items                                                   220       254       (34)

Interest income                                                         (7)       (4)       (3)
                                                                     -----     -----     -----

Net interest expense                                                 $ 260     $ 297     $ (37)
                                                                     =====     =====     =====

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Additional Factors That May Affect Future Results

The following risk factors and other information included in this Quarterly Report on Form 10-QSB/A (No. 1) should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

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

Under the terms of the April 2005 Secured 8% Convertible Notes and warrants (the "April 2005 Private Placement") and in connection with the 2005 Credit Facility, we are required to file a registration statement to register for resale approximately 73.2 million shares of our common stock, of which approximately
66.1.3 million shares may be issued upon the conversion of our Secured 8% Convertible Notes or the exercise of our Series A Warrants and Series B
Warrants, and the remaining 7.1 million shares may be issued under fee agreements or, subject to stockholder approval, as interest on the Notes. Upon

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

the effectiveness of the registration statement and the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. The issuance of such shares would increase by approximately 42% the number of shares currently outstanding, essentially all which are also registered and freely tradable. If investors in the April 2005 Private Placement or other investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms, if and when that becomes necessary.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

           DETAIL OF RECENT FINANCINGS - JANUARY 2002 TO MAY 13, 2005


                                                              Conversion          Gross        Net       Transaction
Financing Type and Investor (1)                                Feature           Proceeds    Proceeds        Date
-------------------------------                                -------           --------    --------        ----
12% Convertible Debentures and Warrants
Bristol Investment Fund, Ltd.                        Lesser of (i) 60% of the       $425                     2/11/02
                                                  average of 3 lowest closing        100                     5/10/02
                                                       bid prices for 22 days        ---
                                                      preceding conversion or       $525        $468
                                                                    (ii)$1.50

Class A Warrant                                      Lesser of (i) 70% of the        $ 4         $ 4         2/11/02
                                                  average of lowest 3 trading
                                                 prices for 20 days preceding
                                                      conversion or (ii)$3.45

Class B Warrant                                      Lesser of (i) 70% of the        $33        $ 33         2/11/02
                                                  average of lowest 3 trading        ---        ----
                                                pricing for 20 days preceding
                                                    conversion or (ii) $6.45.
         Total Bristol                                                              $562        $505
                                                                                    ====        ====
                                                          Calypte        Shares
                                                          Closing       Issued/ $
Financing Type and Investor (1)                            Price       Redeemed (3)
-------------------------------                            -----      -------------
12% Convertible Debentures and Warrants
Bristol Investment Fund, Ltd.                               $7.50      1,019.4/ $525
                                                            $0.90




Class A Warrant                                             $7.50          56.7/ N/A




Class B Warrant                                            $ 7.50           400/ N/A
                                                                            --------


         Total Bristol                                                 1,476.1/ $525
                                                                       =============

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


                                                              Conversion          Gross        Net       Transaction
Financing Type and Investor (1)                                Feature           Proceeds    Proceeds        Date
-------------------------------                                -------           --------    --------        ----
8% Convertible Notes
Alpha Capital Aktiengesellshaft                                     Lesser of       $500                     5/24/02
Stonestreet Limited Partnership                                  (i) $3.00 or       $500                     5/24/02
Filter International Ltd.                                         (ii) 70% of       $150                     5/24/02
Camden International Ltd.                                      the average of       $350                     5/24/02
Domino International Ltd.                                        the 3 lowest       $150                     5/24/02
Thunderbird Global Corporation                                  trades for 30       $ 75                     5/24/02
BNC Bach International Ltd.                                              days       $200                     5/24/02
Excalibur Limited Partnership                                       preceding       $200                     5/24/02
Standard Resources Ltd.                                            conversion       $100                     5/24/02
SDS Capital International Ltd.                                                      $300                     7/10/02
Camden International Ltd.                                                           $100                     7/10/02
Excalibur Limited Partnership                                                       $250                     7/24/02
Stonestreet Limited Partnership                                                     $250                     8/21/02
Alpha Capital Aktiengesellshaft                                                     $107                      5/9/03
                                                                                    ----

     Total 8% Convertible Notes                                                   $3,232      $2,594
                                                                                  ======      ======

Other 2002 Financings:

10% Convertible Note
BNC Bach International Ltd.                    50% of the average of 3 lowest      $ 150       $ 150         5/14/02
     (Note: on 7/14/02 the maturity            closing bid prices for 22 days
     date was extended until                             preceding conversion
     12/31/02; on December 27,
     2002, the maturity date was
     extended until January 15,
     2003; on January 15, 2003 the
     maturity date was extended
     until March 17, 2003, on March
     17, 2003 the maturity date was
     extended until April 4, 2003; on
     April 2, 2003, the maturity date
     was extended  until May 5, 2003;
     on April 30, 2003,  the maturity
     date was subsequently extended
     until May 10, 2004)(5)

8% Convertible Debentures
Su So                                                 80% of the lower of the      $ 100        $ 90         6/17/02
                                                 average closing bid or trade
                                               price for the 5 days preceding
                                                conversion, but not less than
                                                                        $3.00
                                                           Calypte        Shares
                                                           Closing       Issued/ $
Financing Type and Investor (1)                             Price       Redeemed (3)
-------------------------------                             -----      -------------
8% Convertible Notes
Alpha Capital Aktiengesellshaft                             $ 3.60      7,260.7/ $500
Stonestreet Limited Partnership                             $ 3.60      7,075.7/ $500
Filter International Ltd.                                   $ 3.60      2,452.4/ $150
Camden International Ltd.                                   $ 3.60      5,279.1/ $350
Domino International Ltd.                                   $ 3.60      1,767.4/ $150
Thunderbird Global Corporation                              $ 3.60       1,083.1/ $75
BNC Bach International Ltd.                                 $ 3.60      2,463.8/ $200
Excalibur Limited Partnership                               $ 3.60      1,678.9/ $200
Standard Resources Ltd.                                     $ 3.60      1,542.5/ $100
SDS Capital International Ltd.                             $ 10.20      4,189.8/ $300
Camden International Ltd.                                  $ 10.20      1,707.9/ $100
Excalibur Limited Partnership                               $ 6.60      4,238.3/ $250
Stonestreet Limited Partnership                             $ 3.90      4,042.2/ $250
Alpha Capital Aktiengesellshaft                             $ 0.63      1,302.5/ $107
                                                                        -------------

     Total 8% Convertible Notes                                      46,084.3/ $3,232
                                                                     ================

Other 2002 Financings:

10% Convertible Note
BNC Bach International Ltd.                                  $4.20      2,217.8/ $150
     (Note: on 7/14/02 the maturity             $10.80 on 7/14/02;
     date was extended until                    $1.92 on 12/27/02;
     12/31/02; on December 27,                            $1.80 on
     2002, the maturity date was                 1/15/03; $1.50 on
     extended until January 15,                           3/17/03;
     2003; on January 15, 2003 the                        $0.99 on
     maturity date was extended                             4/2/03
     until March 17, 2003, on March               $0.75 on 4/30/03
     17, 2003 the maturity date was
     extended until April 4, 2003; on
     April 2, 2003, the maturity date
     was extended  until May 5, 2003;
     on April 30, 2003,  the maturity
     date was subsequently extended
     until May 10, 2004)(5)

8% Convertible Debentures
Su So                                                        $4.20     36.7 (4)/ $100





                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


                                                              Conversion          Gross        Net       Transaction
Financing Type and Investor (1)                                Feature           Proceeds    Proceeds        Date
-------------------------------                                -------           --------    --------        ----
Jason Arasheben                                       70% of the lower of the      $ 100        $ 90         7/03/02
                                                 average closing bid or trade
                                               price for the 5 days preceding
                                                conversion, but not less than
                                                                        $3.00

PIPE at $1.50 per share
Careen Ltd.                                                         $1.50 per      $ 200       $ 200         8/28/02
Caledonia Corporate Group Limited                                       share      $ 200       $ 200         8/28/02
                                                                                   -----       -----

       Total Other 2002 Financings                                                 $ 750       $ 730
                                                                                   =====       =====

Mercator 12% and 10% Debentures (2)(3)

12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2,000 total        85% of the average of the 3      $ 550    $345 (6)         9/12/02
     commitment)                                lowest trading prices for the
Mercator assigned its rights to:                    20 trading days preceding
     Alpha Capital AG                                          conversion (8)        250         250         7/24/03
     Gamma Opportunity Capital Partners, LP                                          250         250         7/24/03
     Goldplate Investment Partners                                                   250         250         7/24/03
     Marr Technologies, B.V. (11)                                                    570         570          9/1/03
                                                                                  ------      ------
                                                                                   1,870       1,665

     Dr. Khalid Ahmed                                                                 50          50         10/2/03
     Roger Suyama                                                                     20          20         10/2/03
     Logisticorp, Inc.                                                                20          20    10/2/03 (12)
     Southwest Resource Preservation Inc.                                             40          40    10/2/03 (12)
                                                                                  ------      ------
                                                                                  $2,000      $1,795
                                                                                  ------      ------

Mercator Momentum Fund, L.P.                      80% of the average of the 3       $300        $260        10/22/02
                                                lowest trading prices for the
                                                    20 trading days preceding
                                                conversion, but not less than
                                                                        $1.50
                                                          Calypte        Shares
                                                          Closing       Issued/ $
Financing Type and Investor (1)                            Price       Redeemed (3)
-------------------------------                            -----      -------------
Jason Arasheben                                             $8.10     15.8 (4)/ $100





PIPE at $1.50 per share
Careen Ltd.                                                $ 4.80         225.0/ N/A
Caledonia Corporate Group Limited                          $ 4.80         225.0/ N/A
                                                                          ----------

       Total Other 2002 Financings                                     2,720.3/ $350
                                                                       =============

Mercator 12% and 10% Debentures (2)(3)

12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2,000 total                  $3.00    4,866.4(4)/$550
     commitment)
Mercator assigned its rights to:
     Alpha Capital AG                                      $0.115      2,673.8/ $250
     Gamma Opportunity Capital Partners, LP                $0.115      2,685.6/ $250
     Goldplate Investment Partners                         $0.115      2,673.8/ $250
     Marr Technologies, B.V. (11)                          $0.498      5,181.8/ $570



     Dr. Khalid Ahmed                                      $1.310          84.6/ $50
     Roger Suyama                                          $1.310          33.8/ $20
     Logisticorp, Inc.                                     $1.310                 --
     Southwest Resource Preservation Inc.                  $1.310                 --
                                                                    ----------------
                                                                    18,199.8/ $1,940
                                                                    ----------------

Mercator Momentum Fund, L.P.                                $3.90        0/ $300 (7)





                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


                                                              Conversion          Gross        Net       Transaction
Financing Type and Investor (1)                                Feature           Proceeds    Proceeds        Date
-------------------------------                                -------           --------    --------        ----
Mercator Momentum Fund L.P.  (10)                 70% of the average of the 3       $300        $245         4/29/03
                                                lowest trading prices for the
                                                    20 trading days preceding
                                                conversion, but not more than
                                                                        $1.20

Mercator warrant                                              $3.00 per share         $0          $0        10/22/02

10% Convertible Debentures

Mercator Focus Fund, L.P. (10)                    80% of the average of the 3     $1,000    $510 (6)         1/14/03
                                                lowest trading prices for the
                                                    20 trading days preceding
                                                conversion, but not more than
                                                                        $3.00

Mercator Momentum Fund, L.P. (10)                 80% of the average of the 3       $450        $440         1/30/03
                                                lowest trading prices for the
                                                    20 trading days preceding
                                                conversion, but not more than
                                                                        $3.00
Mercator Focus Fund, L.P. (10)                                                      $400                     3/13/03
  Mercator Momentum Fund III, L.P.                65% of the average of the 3        100
                                                lowest trading prices for the       ----
                                                    20 trading days preceding       $500        $400
                                                conversion, but not more than       ----        ----
                                                                        $2.10
     Total Mercator Debentures                                                    $4,550      $3,650
                                                                                  ======      ======
                                                          Calypte        Shares
                                                          Closing       Issued/ $
Financing Type and Investor (1)                            Price       Redeemed (3)
-------------------------------                            -----      -------------
Mercator Momentum Fund L.P.  (10)                          $0.825      3,475.7/ $300





Mercator warrant                                            $3.90                  0

10% Convertible Debentures

Mercator Focus Fund, L.P. (10)                              $1.92    7,941.1/ $1,000





Mercator Momentum Fund, L.P. (10)                           $1.86      2,857.7/ $450




Mercator Focus Fund, L.P. (10)                              $1.47      3,428.9/ $400
  Mercator Momentum Fund III, L.P.                                     1,626.3/ $100
                                                                       -------------
                                                                       5,055.2/ $500
                                                                       -------------

     Total Mercator Debentures                                      37,529.5/ $4,490
                                                                    ================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


                                                              Conversion          Gross        Net       Transaction
Financing Type and Investor (1)                                Feature           Proceeds    Proceeds        Date
-------------------------------                                -------           --------    --------        ----
Marr Private Placements

PIPE at $0.30 per share
Marr Technologies B.V. (9)(11)                              $0.30 per share       $2,500      $2,300          8/1/03
PIPE at $0.50 per share
Marr Technologies B.V. (9)(11)                              $0.50 per share      $10,000      $9,600          9/1/03
                                                                                 -------     -------
  Total Marr Private Placements                                                  $12,500     $11,900
                                                                                 =======     =======

May 2004 Private Placement

  PIPE at $0.40 per share (13)(15)                                    Units
       SF Capital Partners LP                                     issued at       $4,000      $3,720         5/28/04
       Marr Technologies BV                                          $0.40,        3,000       2,910         5/28/04
       Proximity Fund LP                                          including          500         465         5/28/04
       Proximity Partners LP                                         shares          500         465         5/28/04
       MTB Small Cap Growth Fund                                 and 5 year          500         465         5/28/04
       MTB Multi Cap Growth Fund                                    warrant          500         465         5/28/04
       Bridges & PIPES LLC                                      exercisable          300         279         5/28/04
                                                               at $0.50 per       ------         ---
              Total May 2004 PIPE                                     share       $9,300     $ 8,769
                                                                                  ======     =======

July 2004 Private Placement

  PIPE at $0.40 per share (13)(15)                                    Units
       Sunrise Equity Partners, L.P.                              issued at        $ 750        $698          7/9/04
       Amnon Mandelbaum                                              $0.40,           80          74          7/9/04
       David I. Goodfriend                                        including            8           7          7/9/04
       TCMP3 Partners                                                shares          150         140          7/9/04
       United Capital Partners, LLC                              and 5 year          500         465          7/9/04
                                                                    warrant          ---         ---
                                                             exercisable at
              Total July 2004 PIPE                          $0.50 per share      $ 1,488     $ 1,384
                                                                                 =======     =======

April 2005 Secured 8% Convertible Notes
     and Warrants (14)
       SF Capital Partners Ltd.                                       Notes      $ 4,000      $3,720          4/4/05
       Marr Technologies BV                                     convertible        2,800       2,800          4/4/05
       Morningtown Limited                                     at $0.30 per          450         450          4/4/05
       Smithfield Fiduciary LLC                                  share plus          500         465          4/4/05
       Iroquois Master Fund Ltd.                                     5 year          250         232          4/4/05
                                                                   warrants          ---         ---
                                                             exercisable at
                                                           $0.325 per share      $ 8,000     $ 7,667
                                                                                 =======     =======
                                                         Calypte        Shares
                                                         Closing       Issued/ $
Financing Type and Investor (1)                           Price       Redeemed (3)
-------------------------------                           -----      -------------
Marr Private Placements

PIPE at $0.30 per share
Marr Technologies B.V. (9)(11)                            $0.152            8,333.3
PIPE at $0.50 per share
Marr Technologies B.V. (9)(11)                            $0.498           20,000.0
                                                                           --------
  Total Marr Private Placements                                            28,333.3
                                                                           ========

May 2004 Private Placement

  PIPE at $0.40 per share (13)(15)
       SF Capital Partners LP                              $0.50           10,000.0
       Marr Technologies BV                                $0.50            7,500.0
       Proximity Fund LP                                   $0.50            1,250.0
       Proximity Partners LP                               $0.50            1,250.0
       MTB Small Cap Growth Fund                           $0.50            1,250.0
       MTB Multi Cap Growth Fund                           $0.50            1,250.0
       Bridges & PIPES LLC                                 $0.50              750.0
                                                                           --------
              Total May 2004 PIPE                                          23,250.0
                                                                           ========

July 2004 Private Placement

  PIPE at $0.40 per share (13)(15)
       Sunrise Equity Partners, L.P.                      $0.615            1,875.0
       Amnon Mandelbaum                                   $0.615              200.0
       David I. Goodfriend                                $0.615               20.0
       TCMP3 Partners                                     $0.615              375.0
       United Capital Partners, LLC                       $0.615            1,250.0
                                                                            -------

              Total July 2004 PIPE                                          3,720.0
                                                                            =======

April 2005 Secured 8% Convertible Notes
     and Warrants (14)
       SF Capital Partners Ltd.                            $0.27              - / -
       Marr Technologies BV                                $0.27              - / -
       Morningtown Limited                                 $0.27              - / -
       Smithfield Fiduciary LLC                            $0.27              - / -
       Iroquois Master Fund Ltd.                           $0.27              - / -
                                                                              -----

                                                                              - / -

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                                       CALYPTE BIOMEDICAL CORPORATION
                                       (Registrant)

Date:    June 27, 2005                 By:     /s/ Richard D. Brounstein
                                            ------------------------------------
                                       Richard D. Brounstein
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Accounting Officer)