Form 10QSB
period 2005-06-30
CALYPTE BIOMEDICAL CORP
filed 2005-08-15
CIK 899426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                            -----------------------

                                   FORM 10-QSB

                            -----------------------
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________.

Commission file number: 000-20985

                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                      06-1226727
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification Number)

                         5 Centerpointe Drive, Suite 400
                              Lake Oswego, OR 97035
               (Address of principal executive offices) (Zip Code)

                                 (971) 204-0282
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      The registrant had 179,224,314 shares of common stock outstanding as of August 12, 2005.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX
                                                                        Page No.
PART I.  Financial Information

         Item 1. Consolidated Financial Statements (unaudited):

                 Condensed Consolidated Balance Sheets as of
                 June 30, 2005 and December 31, 2004 .......................   3

                 Condensed Consolidated Statements of Operations for the
                 Three Months and Six Months Ended June 30, 2005 and 2004 ..   4

                 Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2005 and 2004 ..............................   5

                 Notes to Condensed Consolidated Financial
                 Statements ................................................   7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................  15

         Item 3. Controls and Procedures ...................................  42

PART II. Other Information

         Item 1. Legal Proceedings .........................................  43

         Item 2. Unregistered Sales of Securities and Use of Proceeds ......  43

         Item 4. Submission of Matters to a Vote of Security Holders .......  55

         Item 5. Other Information - Subsequent Events .....................  56

         Item 6. Exhibits and Reports on Form 8-K ..........................  56

SIGNATURES .................................................................  58

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                               June 30,       December 31,
                                                                                                 2005            2004
                                                                                               ---------       ---------
                                         ASSETS                                               (unaudited)
Current assets:
      Cash and cash equivalents                                                                $   2,096       $   1,075
      Accounts receivable, net of allowance of $23 and $36 at June 30, 2005
         and December 31, 2004, respectively                                                         350             262
      Inventory                                                                                      636           1,524
      Prepaid expenses                                                                               164             385
      Other current assets                                                                             8              32
                                                                                               ---------       ---------

            Total current assets                                                                   3,254           3,278

Property and equipment, net                                                                        1,086           1,225
Intangible assets                                                                                  2,886           2,886
Deferred offering costs, net of accumulated amortization of $125 at June 30, 2005                    881              --
Other assets                                                                                         537             541
                                                                                               ---------       ---------

                                                                                               $   8,644       $   7,930
                                                                                               =========       =========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                                    $   4,973       $   6,218
      Debentures payable, net of discount of $8 and $23 at June 30, 2005
         and December 31, 2004, respectively                                                          52              37
      Capital lease obligations - current portion                                                    162             157
      Anti-dilution obligation                                                                        --           1,638
                                                                                               ---------       ---------

            Total current liabilities                                                              5,187           8,050

Deferred rent                                                                                         13              18
Capital lease obligations - non-current portion                                                      221             304
Notes payable, net of discount of $6,985 at June 30, 2005                                          1,113              --
Note derivative liability                                                                          3,232              --
Other long term liabilities                                                                           --              35
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at June 30, 2005 and December 31, 2004; 100,000 shares issued and outstanding at
   June 30, 2005 and December 31, 2004; aggregate redemption and liquidation value of $1,000
   plus cumulative dividends                                                                       2,876           2,816
                                                                                               ---------       ---------
            Total liabilities                                                                     12,642          11,223
                                                                                               ---------       ---------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued                --              --
         or outstanding
      Common stock, $0.03 par value; 800,000,000 shares authorized at
         June 30, 2005 and December 31, 2004; 179,088,529 and 169,456,112 shares
         issued and outstanding at June 30, 2005 and December 31, 2004, respectively               5,373           5,084
      Additional paid-in capital                                                                 140,820         136,757
      Deferred compensation                                                                          (27)             (4)
      Accumulated deficit                                                                       (150,164)       (145,130)
                                                                                               ---------       ---------

            Total stockholders' deficit                                                           (3,998)         (3,293)
                                                                                               ---------       ---------

                                                                                               $   8,644       $   7,930
                                                                                               =========       =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                    Three months ended         Six months ended
                                                                                        June 30,                   June 30,
                                                                                 ----------------------    ----------------------
                                                                                   2005         2004         2005         2004
                                                                                 ---------    ---------    ---------    ---------
Revenues:
   Product sales                                                                 $     794    $     910    $   1,459    $   1,881
                                                                                 ---------    ---------    ---------    ---------

Operating expenses:
   Product costs                                                                     1,766        1,013        3,286        2,993
   Research and development costs                                                      710          573        1,472        1,114
   Selling, general and administrative costs (non-cash of
     $59 and $222 for the three months and six months ended June 30, 2005, respectively and non-cash of $295 and $437 for the three months and six months ended June 30,
     2004, respectively)                                                             2,046        2,349        3,460        4,546
                                                                                 ---------    ---------    ---------    ---------

     Total operating expenses                                                        4,522        3,935        8,218        8,653
                                                                                 ---------    ---------    ---------    ---------

       Loss from operations                                                         (3,728)      (3,025)      (6,759)      (6,772)
Interest income (expense), net (non-cash of $ 2,254 income
   and $2,035 income for the three months and six months ended June 30, 2005, respectively and non-cash of $234 and $536 expense for the three months and six months
   ended June 30, 2004, respectively)                                                2,078         (233)       1,818         (530)
Other income (expense), net                                                            (65)          14          (91)          19
                                                                                 ---------    ---------    ---------    ---------

       Loss before income taxes                                                     (1,715)      (3,244)      (5,032)      (7,283)

Income taxes                                                                            (2)          --            2            2
                                                                                 ---------    ---------    ---------    ---------

Net loss                                                                         $  (1,717)   $  (3,244)   $  (5,034)   $  (7,285)
                                                                                 =========    =========    =========    =========
Net loss per share (basic and diluted)
                                                                                 $   (0.01)   $   (0.02)   $   (0.03)   $   (0.05)
                                                                                 =========    =========    =========    =========

Weighted average shares used to compute net loss per share
   (basic and diluted)                                                             171,473      148,282      171,288      142,481
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                      ------------------
                                                                                       2005       2004
                                                                                      -------    -------
Cash flows from operating activities:
Net loss                                                                              $(5,034)   $(7,285)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                          225        199
   Amortization of deferred compensation                                                   10          2
   Non-cash interest expense attributable to:
     Amortization of note and debenture discounts                                         230         52
     Amortization of deferred offering costs                                              125         14
     Liquidated damages due to delayed registration of stock underlying convertible
     debentures                                                                            --        (80)
     Dividends on mandatorily redeemable Series A preferred stock                          60         60
     Anti-dilution obligation and note derivative liability                            (2,603)        --
   Fair market value of common stock, warrants, options and bonuses granted               365      1,221
   Loss on sale of equipment                                                               --          2
   Changes in operating assets and liabilities:
     Accounts receivable                                                                  (88)      (136)
     Inventory                                                                            888     (1,022)
     Prepaid expenses and other current assets                                            290        162
     Deferred offering costs and other assets                                             (87)       (47)
     Accounts payable, accrued expenses and deferred revenue                              720       (117)
     Other long-term liabilities                                                          (40)       (42)
                                                                                      -------    -------

       Net cash used in operating activities                                           (4,939)    (7,017)
                                                                                      -------    -------

Cash flows from investing activities:
   Investment in joint venture                                                             91         --
   Proceeds from sales of equipment                                                        --         16
   Payments to acquire intellectual property licenses                                  (1,418)       (50)
   Purchase of equipment                                                                  (86)      (714)
                                                                                      -------    -------

       Net cash used in investing activities                                           (1,413)      (748)
                                                                                      -------    -------

Cash flows from financing activities:
   Proceeds from sale of stock                                                             57      9,321
   Expenses related to sale of stock                                                       (5)      (599)
   Proceeds from issuance of promissory note                                            2,000         --
   Repayment of promissory note                                                        (2,000)        --
   Proceeds from issue of notes, derivative and warrants, net                           7,399         --
   Principal payments on capital leases                                                   (78)        (5)
                                                                                      -------    -------

       Net cash provided by financing activities                                        7,373      8,717
                                                                                      -------    -------

Net increase in cash and cash equivalents                                               1,021        952

Cash and cash equivalents at beginning of period                                        1,075      5,084
                                                                                      -------    -------

Cash and cash equivalents at end of period                                            $ 2,096    $ 6,036
                                                                                      =======    =======

                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (in thousands)
                                   (unaudited)

                                                                                     Six months ended
                                                                                        June 30,
                                                                                     ---------------
                                                                                      2005     2004
                                                                                     ------   ------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                            $   65   $   28
   Cash paid for income taxes                                                             2        2

Supplemental disclosure of non-cash activities:
   Common stock issued in payment of accrued compensation                               520       --
   Conversion of notes and debentures payable and accrued interest to common stock       --      937
   Warrants and notes payable issued to placement agents, related to issuance of
     convertible notes                                                                  503       --
   2004 anti-dilution obligation transferred to equity                                1,214       --

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004
                                   (unaudited)

(1)   The Company

Calypte Biomedical Corporation (the "Company") develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. Historically, the Company has manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental tests for use in laboratories, which it refers to as its "Legacy Business." Since the Company began marketing its urine diagnostic testing products following their approval by the FDA and through the second quarter of 2005, its revenues have been almost exclusively generated from sales of these products. The Legacy Business tests are manufactured in formats that make them most suitable for high-volume laboratory settings.

Over the last two years, however, the Company has been broadening its historical focus to include other HIV tests, such as a blood-based incidence test and various rapid tests using other specimens. In the last quarter of 2004, the Company introduced its HIV-1 BED incidence EIA test (the "BED Incidence Test") that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission is occurring most recently. The Company is currently focusing on the development and commercialization of its new test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood, oral fluid and urine samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests") and the commercialization of the BED Incidence Test on a worldwide basis.

Rapid tests provide test results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in lesser developed countries which lack the medical infrastructure to support laboratory based testing. The Company has completed field trials of its HIV-1/2 Rapid Tests that have validated its prototype products. The Company has recently completed clinical trials in Uganda and China and is currently engaged in clinical trials in other countries in pursuit of regulatory approvals for these tests.

In April 2005 the Company announced its plans to restructure its business (the "Plan") to consolidate its domestic operations and focus its capital resources on the global commercialization of the HIV-1/2 Rapid Tests and the BED Incidence Test. As part of the Plan, the Company announced its plans to discontinue its production of the Legacy Business products manufactured at its facility in Rockville, Maryland and to pursue various options ranging from selling the Legacy Business to discontinuing manufacturing operations at the Rockville facility pending a final determination of its disposition.

In furtherance of the Plan, on April 18, 2005, the Company entered into a non-binding letter of intent to sell the Legacy Business to Maxim Biomedical, Inc. ("Maxim"). Effective May 1, 2005, the Company entered into a manufacturing services and management agreement (the "Agreement") with Maxim pursuant to which Maxim will manufacture, ship and perform quality control procedures for the Company in connection with the Legacy Business. Under the terms of the Agreement, Maxim has hired some of the Company's ex-employees and the Company transferred its inventory to Maxim for use under the Agreement. Pursuant to the Agreement, Maxim has the right, but not the obligation, to purchase the assets of the Legacy Business on terms to be negotiated between the parties. The Company will remain liable for its Rockville facility and equipment lease obligations; however, it expects to reduce its operating expenses through this arrangement. The Company expects that by year-end its Legacy Business will be classified as a discontinued operation.

Additionally, during the third quarter of 2005, the Company expects to complete the transition of its corporate headquarters to the Portland, Oregon area, where its research and development operations are located. During the second quarter of 2005, the Company incurred severance costs for certain personnel terminated at Rockville and accrued severance costs for certain administrative personnel not transitioning to Oregon. The Company may also be liable for lease costs for its California offices through July 2007 in the event it is unable to sublease that facility. The Company accrued approximately $535,000 in the second quarter of 2005 for transition-related costs resulting from its restructuring activities. The Company also incurred approximately $1.2 million of expense in the second quarter of 2005 related to the transfer of its inventory to Maxim under the Agreement.

Upon successful completion of the transition of the Legacy Business, the Company believes that it will have significantly reduced its monthly operating burn rate as compared with historical levels. If it is unable to complete a sale, it may incur costs to decommission the Rockville facilities; on-going facility lease costs at Rockville, until and unless sub-lease opportunities are available, and on-going lease or lease termination costs associated with leased equipment. The Company cannot currently estimate those costs, but the Company expects that they would increase its cash burn rate in comparison with the sale alternative. Under either scenario, the revenue stream from the Company's Legacy Business products will have been eliminated and it will rely on revenues from the sale of its BED Incidence Test and, following regulatory approvals, from the sale of its HIV-1/2 Rapid Tests internationally.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004
                                   (unaudited)

The Company believes that the geographic consolidation of its domestic operations and the termination of its Legacy Business resulting from this restructuring will improve its operational efficiency, decrease its cash burn and permit it to concentrate on expediting the procedures necessary to commercialize the HIV-1/2 Rapid Tests and thereby begin the process of building the revenue stream necessary to support its operations and achieve its financial objective of sustained profitable operations and increased stockholder value.

The Company was incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of its initial public offering. The Company's common stock trades on the American Stock Exchange under the symbol "HIV."

In November 2003, the Company became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (the "Beijing Calypte Joint Venture"), created to market its current and upcoming products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV ("Marr"), the Company's largest stockholder, which holds approximately 27% of our outstanding stock as of June 30, 2005. To date, the operations of the joint venture have not been significant.

During the first two quarters of 2005, the Company incurred a net loss attributable to common stockholders of $5.0 million and its accumulated deficit as of June 30, 2005 was $150 million. As described more completely in Note 5, Notes Payable, during April 2005, the Company entered into two financing arrangements, a convertible note financing and a line of credit facility, that management believes will provide adequate funds to sustain operations at expected levels at least through 2005. The Company must achieve profitability and sustainable cash flows for its business model to succeed. If sufficient funds are not available from the Company's operations to fund its operations and to enable it to execute its business plan after 2005 or to repay amounts that may be due under the financing arrangements, the Company may need to arrange additional financing, attempt to extend or otherwise modify the terms of the financing arrangements or make other arrangements. There can be no assurance that the Company will be able to do this. Further, there can be no assurance that the Company will be able to achieve expanded acceptance of or realize significant revenues from its potential new products, including its rapid tests. In addition, there is no assurance that the Company will achieve or sustain profitability or positive cash flows in the future. The Company's future liquidity and capital requirements will depend on numerous factors, including successful commercialization of its new rapid tests, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing, obtain regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, actions by the FDA and other international regulatory bodies, and its ability to raise additional capital in a timely manner. Management expects that the Company will be able to raise additional capital; however, it may not be able to obtain additional financing on acceptable terms, or at all.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations and its cash flows for the six months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the two year period ended December 31, 2004 included in its Form 10-KSB/A (No.2) filed with the SEC on June 27, 2005.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004
                                   (unaudited)

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the periods ended March 31:

                                                                             Three months ended          Six months ended
                                                                                   June 30,               June 30,
                                                                            --------------------    --------------------
                                                                              2005        2004        2005        2004
                                                                            --------    --------    --------    --------
Net loss attributable to common stockholders, as reported                   $ (1,717)   $ (3,244)   $ (5,034)   $ (7,285)
Add: Stock-based compensation expense included in reported net
   loss, net of related tax effects                                               20          38         145         263
Less: Stock-based compensation expense determined under fair
   value based method for all awards, net of related tax                        (990)     (5,337)     (2,365)     (6,423)
   effects
                                                                            --------    --------    --------    --------
Pro forma net loss attributable to common stockholders                      $ (2,687)   $ (8,543)   $ (7,254)   $(13,445)
                                                                            ========    ========    ========    ========

Basic and diluted net loss per share attributable to common stockholders:
As reported                                                                 $  (0.01)   $  (0.02)   $  (0.03)   $  (0.05)
Pro forma                                                                   $  (0.02)   $  (0.06)   $  (0.04)   $  (0.09)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are equivalent for the periods presented. Options and warrants for 83,713,434 shares and 37,767,436 shares were excluded from the computation of loss per share at June 30, 2005 and 2004, respectively, as their effect is anti-dilutive.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004
                                   (unaudited)

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), a replacement of APB No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes, that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of FAS 154 will have a material impact on its results of operations or financial condition.

In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company expects to apply Interpretation No. 47 in the fourth quarter of 2005. The Company has not yet evaluated the impact that the adoption of Interpretation No. 47 will have on its financial statements.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004
                                   (unaudited)

(3)   Inventory

Inventory as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                        2005               2004
                                                       ------             ------

Raw materials                                          $  446             $  253
Work-in-process                                           123                942
Finished goods                                             67                329
                                                       ------             ------

Total Inventory                                        $  636             $1,524
                                                       ======             ======

(4)   Accounts payable and accrued expenses

Accounts payable and accrued expenses as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                               2005        2004
                                                              ------      ------

Trade accounts payable                                        $1,963      $1,652
Accrued royalties                                                277         355
Accrued salary, severance and vacation pay                       711       1,192
Accrued interest                                                 175           9
Accrued consulting contract expenses                           1,176         803
Accrued liabilities under intellectual property
  license agreements                                             244       1,686
Other                                                            427         521
                                                              ------      ------

Total accounts payable and accrued expenses                   $4,973      $6,218
                                                              ======      ======

(5)   Notes Payable

January 2005 7% Promissory Note
-------------------------------

On January 14, 2005, the Company issued an unsecured $2,000,000 promissory note to Marr Technologies BV, its largest stockholder, which was funded on January 18, 2005. The promissory note bears interest at a rate of 7% per annum and was payable in full no later than March 31, 2005. On March 30, 2005, the Company and Marr agreed to extend the maturity date of the note until April 30, 2005. The Company used $2,000,000 from the proceeds of the April 2005 Private Placement, described below, to repay the promissory note on April 4, 2005.

April 2005 Private Placement
----------------------------

On April 4, 2005, when the market price of the Company's common stock was $0.27 per share, the Company concluded a private placement (the "April 2005 Placement") to five institutional investors (the "2005 Investors") of $8,000,000 of Secured 8% Senior Convertible Notes due April 3, 2007 (the "Notes"). The Notes are convertible at $0.30 per share (the "Conversion Price") into
26,666,667 shares of the Company's common stock, subject to anti-dilution adjustments should the Company issue common stock or common stock equivalents for a price less than the Conversion Price, within one year of the issue date of the Notes. The Company also issued to the 2005 Investors Series A common stock purchase warrants (the "Series A Warrants") and Series B common stock purchase warrants (the "Series B Warrants), each exercisable after six months and expiring on April 3, 2010. The Series A Warrants are exercisable to purchase 26,666,667 shares of the Company's common stock at $0.325 per share and the Series B Warrants are exercisable to purchase 12,000,000 shares of the Company's common stock at $0.325 per share. The Series A Warrants provide for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof should the Company issue common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants, within one year of the issue date of the Series A Warrants. The effectiveness of the anti-dilution adjustments of the Notes and of the Series A Warrants required stockholder approval, which the Company obtained at its Annual Meeting of Stockholders held on June 30, 2005. After a period of 18 months following the issue date of the Notes and if the daily volume weighted average price of its common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, the Company has the right to require the conversion of any unconverted Notes into shares of common stock. After a period of six months following the issue date of the Series B Warrants and if the daily volume weighted average price of its common stock is greater than approximately $0.542 for 20 consecutive trading days and subject to certain trading volume and ownership restrictions, the Company has the right to require the exercise of the Series B Warrants, which would result in gross proceeds to the Company of approximately $3.9 million. The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by accreting the interest to principal, thereby increasing the number of shares of common stock into which the Notes are convertible. Refer to Note 7, Subsequent Events, regarding additional Notes issued in payment of interest. In addition to repaying the 7% Promissory Note described above, the Company intends to use the remainder of the proceeds for general working capital purposes as well as for the commercialization of its rapid tests for HIV-1/2 diagnosis. On June 27, 2005, the Company filed a registration statement for the resale of the shares of common stock underlying the Notes, the Series A Warrants, the Series B Warrants and additional Notes which may be issued in payment of interest. The registration statement became effective on July 1, 2005.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004
                                   (unaudited)

If the Company issues additional common stock or common stock equivalents within one year of the issue date of the Notes, the 2005 Investors will have the right, but not the obligation, to participate in such issuance, upon the same terms as those offered, so that each 2005 Investor's percentage ownership of the Company remains the same.

The Company paid finders' fees and/or placement agent fees of up to 7% of the related investment amount in cash and issued $97,500 principal amount of Notes and related Series A Warrants and Series B Warrants and other warrants to purchase common stock of up to 7% of the related investment amount. These cash fees, the Notes and the value of the warrants issued, plus legal fees and other expenses incurred with respect to the April 2005 placement, have been recorded as Deferred Offering Costs and are being amortized over the life of the Notes.

The  Company  determined  that,  in  addition  to the  anti-dilution  provisions contained in the Notes, the Notes were issued with a beneficial conversion feature. As a result of the anti-dilution provisions, however, the Notes are not considered conventional convertible debt under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial
Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company further determined that the conversion feature is subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the fair value of the derivative was accounted for at inception as a discount to the face value of the Notes and a corresponding liability, and will be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At April 4, 2005, the date the Notes were issued, the Company valued the derivative at approximately $5,330,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.57%, a risk-free interest rate of 3.34%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the one-year term of the derivative. As a result of a decrease in the market price of the Company's stock between April 4, 2005 and June 30, 2005 and the decrease in the remaining life of the derivative, the Company's valuation of the derivative decreased to approximately $3,232,000, with the change in valuation being recorded as a credit to interest expense. The value of the derivative at June 30, 2005 was again determined using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 95.08%, a risk-free interest rate of 3.66%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the remaining term of the derivative.

At April 4, 2005, the Company allocated the Note proceeds attributable to the fair value of the derivative described above to the liability. In accordance with the provisions of EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the remaining Note proceeds of approximately $2,670,000 between the fair value of the Notes (determined without consideration of any anti-dilution or conversion features) and the fair value of the Series A Warrants and the Series B Warrants. The Company valued both the Series A Warrants and Series B Warrants at April 4, 2005 at $0.151 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 103.16%; and expected term of 2.5 years. The relative fair value of the Series A Warrants and Series B Warrants at April 4, 2005 was approximately $1,773,000, which the Company recorded as an additional discount to the Notes with a corresponding credit to additional paid-in capital. The one-year anti-dilution provision contained in the Series A Warrants reduces the exercise price but does not increase the number of shares issuable to the warrant holders. Accordingly, the Series A Warrants do not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, the Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19. The aggregate amount of the discount to the Notes at April 4, 2005 was approximately $7,103,000, which the Company is amortizing to interest expense using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes.

$5.5 Million Credit Facility
----------------------------

On April 4, 2005, the Company also entered into a line of credit (the "2005 Credit Facility") with Marr, pursuant to which, at any time prior to December 31, 2005, the Company may borrow up to $5.5 million by issuing promissory notes bearing interest at the rate of 9% per annum (each, a "Promissory Note"). The Company may borrow up to a maximum of $1,500,000 per Promissory Note, in increments of $500,000. No more than one Promissory Note can be issued in any 30-day period. The issuance of a Promissory Note requires unanimous written approval of the Company's Board of Directors. Marr has two representatives currently serving on the Company's Board of Directors. The maximum amount the Company may borrow under the 2005 Credit Facility shall be reduced dollar for dollar by the net amount of any funds it receives from equity financings consummated after April 4, 2005. Each Promissory Note will have a 12-month term, at which time principal and accrued interest will be due in full; however, any outstanding principal and accrued interest shall be payable in full upon the May 31, 2006 expiration of the 2005 Credit Facility.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004
                                   (unaudited)

As consideration for the 2005 Credit Facility, the Company issued to Marr a common stock purchase warrant (the "Marr Warrant"), expiring on April 3, 2010, exercisable to purchase 500,000 shares of the Company's common stock at $0.40 per share. The Company valued the Marr Warrant on the date of grant at $0.141 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 103.16%; and expected term of 2.5 years. The calculated value of the warrant was recorded as an immediate charge to interest expense and a corresponding credit to additional paid-in capital. The Marr Warrant provides for anti-dilution and other adjustments of the issuable shares and the exercise price thereof in the event that the Company issues common stock or common stock equivalents for a price less than the exercise price of the Marr Warrant within one year of its issue date. If the Company issues additional common stock or common stock equivalents within one year of the issue date of the Marr Warrant, Marr will have the right, but not the obligation, to participate in such issuance, upon the same terms as those offered. The Company registered for resale the shares of common stock underlying the Marr Warrant in conjunction with its registration of the shares underlying the common stock issuable in the April 2005 Placement.

(6)   Stockholders' Deficit

Amendment of Anti-Dilution Provisions of 2004 PIPEs
---------------------------------------------------

The April 2005 Placement described in Note 5 would have triggered the anti-dilution rights (the "2004 Anti-dilution Rights") of the investors (the "2004 Investors") in the Company's two private placements concluded on May 28, 2004 and July 9, 2004 (the "2004 Transactions"), which, if given effect before being approved by the Company's stockholders, would have caused the Company to be in breach of its listing agreement with the American Stock Exchange (the "AMEX"). To satisfy the Company's need to obtain additional working capital in early 2005 while remaining in compliance with the AMEX requirements applicable to the Company, the Company and the 2004 Investors entered into an amendment agreement (the "Amendment") to revise the 2004 Anti-dilution Rights and grant the 2004 Investors additional rights. Further, the 2004 Investors agreed to subject the applicability of the 2004 Anti-dilution Rights and the effectiveness of the Amendment to approval by the Company's stockholders. The Company's stockholders approved the applicability of the 2004 Anti-dilution rights and the effectiveness of the Amendment at the Annual Meeting of Stockholders held on June 30, 2005. The Amendment modified the terms of the 2004 Transactions to provide for the following cumulative changes in the securities issued to the 2004 Investors: (i) an increase to 7,079,625 (from 6,742,500) in the number of shares of common stock to be issued, as a result of the April 2005 Placement, pursuant to the 2004 Anti-dilution Rights; (ii) an increase, as a result of the April 2005 Placement, in the number of shares issuable upon exercise of the warrants issued in the 2004 Transactions (the "2004 Warrants") to purchase
1,253,177 (from 1,193,501) shares of common stock, at an exercise price of $0.325 (reduced from $0.45) per share of common stock; and (iii) an adjustment, as a result of the April 2005 Placement, of the $0.50 per share exercise price of the 2004 Warrants issued in the 2004 Transactions to $0.45 per share. The Company issued the additional shares of common stock and warrants and re-priced the 2004 Warrants on June 30, 2005 following stockholder approval. The issuance of the additional anti-dilution shares and warrants resulted in the reclassification of the 2004 Anti-dilution Obligation of an aggregate of approximately $1,214,000 from liability to equity on the balance sheet at June 30, 2005. The Company determined at June 30, 2005 that no additional liability was required for the probability of completing any additional equity financing to which the anti-dilution provisions of the July 9, 2004 transaction would be applicable. On July 8, 2005, the Company filed a registration statement for the resale of the common stock and warrants issued to the 2004 Investors on June 30, 2005.

Warrants, options and stock grants
----------------------------------

During the first half of 2005, the Company issued stock grants for approximately 433,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense and prepaid expense of $149,000.

During the first half of 2005, the Company issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 647,222 shares of its common stock as partial compensation for these services. These warrants were non-forfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004
                                   (unaudited)

                                                               Low        High
                                                               ---        ----

Exercise price per share                                     $  0.23    $  0.34
Market price of Calypte's stock on date of issuance          $  0.23    $  0.34
Assumptions:
   Expected dividend yield                                       0.0%       0.0%
   Risk free rate of return                                     3.65%      4.34%
   Contractual life                                          5 years    10 years
   Volatility                                                 204.94%    245.07%
Fair Market Value                                            $  0.23    $  0.34

Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash selling, general and administrative expense in the amount of $145,000 attributable to these warrants at the date of grant in 2005.

On February 9, 2005, the Compensation Committee of the Company's Board of Directors approved a consulting contract under which the Chairman of the Board of Directors will provide certain strategic and advisory services to the Company through July 31, 2005 (the "Consulting Contract"). Under the terms of the Consulting Contract and concurrent with its approval by the Compensation Committee, the Company granted to its Chairman immediately exercisable options to purchase 850,000 shares of its common stock at an exercise price of $0.35 per share, which was the market price of the Company's common stock on the date the option was granted. The options have a life of ten years and were granted pursuant to the Company's 2004 Incentive Plan. As permitted by FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," the Company recognized no expense in connection with the grant of this option.

(7)   Subsequent Events

Issuance of 8% Notes in payment of interest
-------------------------------------------

Under the terms of the April 2005 Placement which permit interest payments to be made in cash or by issuing additional Notes, effective July 4, 2005, the Company issued an aggregate of approximately $164,000 of Secured 8% Senior Convertible Notes in payment of quarterly interest (the "Interest Notes") on the outstanding principal balance of $8,097,500 of the Notes, including a Note issued to a placement agent, issued on April 4, 2005. The Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005. The Company did not issue additional warrants in conjunction with the Interest Notes.

Compliance with American Stock Exchange Listing Standards
---------------------------------------------------------

On June 22, 2005 the Company received notice from the staff of the American Stock Exchange ("Amex" or the "Exchange") indicating that the Company is not in compliance with certain of the Amex's continued listing standards set forth in the Amex Company Guide. Specifically, the AMEX noted that the Company is not in compliance with Section 1003(a)(i) with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; Section 1003(a)(ii) with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and Section 1003(a)(iii) with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and on July 21, 2005 presented its plan to the Exchange. On August 12, 2005, the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange.

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

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of August 12, 2005, and Calypte undertakes no duty to update this information. Should events occur subsequent to August 12, 2005 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 27 of this Form 10-QSB.

Overview and Outlook

Our focus is on the development and commercialization of our new test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood, oral fluid and urine samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests") and the commercialization of the HIV-1 BED Incidence EIA on a worldwide basis.

In an effort to reduce our cash burn rate and prolong the resources acquired in our April 2005 Placement, in April 2005 we announced our plans to restructure our business (the "Plan") under which we will consolidate our operations and focus our capital resources on the global commercialization of these tests. As part of the Plan, we are discontinuing our production of our HIV-1 urine EIA and supplemental HIV-1 Western Blot serum and urine diagnostic tests (the "Legacy Business"), currently manufactured at our facility in Rockville, Maryland. Pursuant to the Plan, we will pursue various options ranging from selling the Legacy Business to discontinuing manufacturing operations at the Rockville facility pending a final determination of its disposition.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In furtherance of the Plan, effective May 1, 2005, we entered into a manufacturing services and management agreement (the "Agreement"), as discussed in Note 1 of the unaudited financial statements, with Maxim Biomedical, Inc. ("Maxim") pursuant to which Maxim will manufacture, ship and perform quality control procedures for us in connection with the Legacy Business. Maxim has hired some of our ex-employees and we transferred our Legacy Business inventory to Maxim for its use in performing its obligations at our Rockville, Maryland facility. We are obligated to maintain and continue to pay our real property lease, equipment lease and intellectual property license obligations. Revenues received from sales of the Legacy Business products during the term of the Agreement will be deposited in a bank account maintained by Maxim. We will receive disbursements from these revenues, on a monthly basis, to pay our monthly operating expenses associated with the Legacy Business, such as the real property and equipment rental amounts and license fees to operate the Legacy Business. If there are insufficient revenues to cover these expenses during any given month, we will be reimbursed for such deficiency from future revenues. The revenues remaining in the account at the end of each month will be paid to Maxim as a fee for performing its obligations under the Agreement. While we will remain liable for our real property and equipment lease obligations under the terms of the Agreement, we expect to reduce our operating expenses through this arrangement. During the second quarter of 2005, we recognized approximately $1.2 million of expense related to the transfer of Legacy Business inventory to Maxim under the terms of the Agreement.

Pursuant to the terms of the Agreement, Maxim has the right, but not the obligation, to purchase the assets of the Legacy Business on terms to be negotiated between the parties. Maxim has advised us that it intends to acquire the Legacy Business assets and negotiations are in process to reach a definitive agreement for the sale of the Legacy Business. Such a sale is conditioned upon our receipt from the FDA of its approval of our application to manufacture the HIV-1 urine EIA screening test in Rockville following the transfer of its manufacture from our previous location in Alameda, California. We expect the FDA to complete its review of that application during the third quarter of 2005.pursuant to its rights. Completion of the sale and transfer of the Legacy Business will require the consent of the FDA, the 2005 Investors and certain real property and equipment lessors and intellectual property licensors of the Company.

In accordance with the Plan, in early August 2005, we also closed our Pleasanton office and relocated the administrative functions to a new headquarters facility we have leased in Lake Oswego, Oregon, a suburb of Portland, near where our research and development staff is presently based. In the second quarter of 2005, we accrued approximately $348,000 of transition-related severance expense for certain Pleasanton-based administrative personnel not transitioning to Oregon and approximately $188,000 in lease obligation costs for the California offices through July 2007 in the event we are unable to sublease that facility.

By year-end, we expect to complete either the sale of the Legacy Business or the closure of the Rockville facility and termination of Legacy Business operations. We cannot currently estimate other costs we may incur in connection with the restructuring.

Upon successful completion of the anticipated sale of the Legacy Business, we believe that we will have significantly reduced our monthly operating burn rate as compared with historical levels. If we are unable to complete a sale transaction, we may incur costs to decommission the Rockville facilities; on-going facility lease costs, until and unless sub-lease opportunities are available and on-going lease or lease termination costs associated with leased equipment. We cannot currently estimate those costs, but they will increase our cash burn rate in comparison with the sale alternative. Under either scenario, the revenue stream from our Legacy Business products will have been eliminated and we will rely on revenues from the sale of our BED Incidence tests and, following regulatory approvals, from the sale of our rapid tests internationally.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Trends, Events and Uncertainties

Legacy Business Of the $1,459,000 in revenues we recorded for the first half of 2005, $128,000 was attributable to sales of our BED Incidence test. The balance, or approximately 91%, of our revenue was attributable to sales of our Legacy Business products. As a result of our Plan, we expect to phase out sales of the Legacy Business products for our own account by the end of 2005 either as a result of the sale of the Legacy Business or the termination of operations at Rockville at the conclusion of the interim manufacturing services agreement.

BED Incidence Test In April 2004, the United States Centers for Disease Control and Prevention ("CDC") granted us a worldwide, non-exclusive license to use technologies it had developed to manufacture and commercialize a serum enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that have occurred within approximately the last 6 months in a subject population. Sales of our BED incidence test began in the fourth quarter of 2004. Demand for and sales of this product are increasing, both domestically from the CDC, and internationally as the CDC continues to conduct its "train the trainer" workshops in the applications for this unique epidemiological surveillance product. Second quarter 2005 revenue from the sale of this test grew by 127% compared to sales in the first quarter and we expect sales to continue to modestly expand at an increasing rate throughout 2005. Additionally, we plan to introduce a new version of the BED incidence test later this year that will permit the use of dried blood spot samples, an alternative to the whole blood samples currently required for the test. Dried blood spot sampling has a long history in HIV testing and has advantages over whole blood samples, including ease of collection through fingersticks, no requirement for refrigerated sample shipping, and the ability to archive the sample on filter paper. We believe that this alternative sample will further increase the market for our BED incidence test. Further, we have begun the research on a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement with the CDC. We plan to file the appropriate IDE applications with the US FDA for diagnostic versions of the incidence test later this year.

Rapid Tests We expect that our future revenues will be derived primarily from the sale of our HIV-1/2 rapid tests. Our focus for 2005 is on commercializing those tests, initially in a dipstick-format and produced in Thailand, from which we believe we can source certain African and southeast Asian markets. We plan to supply the Chinese market with product manufactured locally, in conjunction with our Chinese joint venture operation. In all markets, commencement of rapid test sales is contingent upon the successful completion of clinical trials followed by the required regulatory approvals coupled with successful technology transfer and scale-up of manufacturing operations. While we are unable to predict with certainty the level of rapid test revenues in 2005, we are targeting sales in our initial markets of Africa and parts of southeast Asia during the latter half of 2005 and have begun to receive initial orders.

In China, we have completed the clinical trials on our HIV rapid tests that were conducted by the National Center for AIDS/STD Control and Prevention of the Chinese CDC. The trials involved approximately 1,500 subjects. Based on the results of the trials, we believe that the performance of each of our three rapid tests was sufficient to make them approvable; however, the performance of the urine test was not as robust as that of the blood or oral fluid tests. Since our oral fluid test has consistently performed well in clinical trials and the Chinese SFDA has expressed an interest in alternative fluid testing, we have decided to initially submit only our oral fluid HIV test for approval by the Chinese SFDA. We believe that submitting an application for only one alternative fluid test will expedite the development of a revenue stream in China. We plan to submit the oral fluid application by the end of the third quarter and would expect to receive approval for the sale of the test from the SFDA by late in this calendar year. Beijing Calypte, our joint venture with Marr, will manage the Chinese oral fluid test product launch. There are several large markets in China, including a recently announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

We have not abandoned our plans to seek and obtain approval for the urine rapid HIV test in China. We believe that urine is a valuable alternative to blood testing and has a definite place in HIV testing. Further, we have received verbal guidance from the SFDA that the urine rapid test is desirable and approvable. We plan to submit an application for marketing approval of our urine rapid test once we have strategically determined the appropriate path for getting it on the Chinese market.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In conjunction with our efforts to secure Chinese manufacturing facilities and capacity for our rapid tests, we learned that a small biological diagnostics manufacturing company, possessing full GMP certification, was for sale. By acquiring rights to this facility, Beijing Calypte, our Chinese joint venture with Marr, would also acquire rights to the approvals and certifications that this company already possesses, significantly reducing our projected time to market. To this end, the Chinese company has entered into a lease arrangement with Beijing Calypte that allows Beijing Calypte to occupy its facility and begin preparation for manufacturing before the acquisition documents have been finalized and signed. The Chinese company has ceased its operations and turned the facility over to Beijing Calypte, whose manufacturing equipment has been delivered to the factory. We expect that we will be ready to begin manufacturing as soon as we have received SFDA approval. Furthermore, this Chinese company has a blood rapid HIV-1/2 test that is already fully approved by the SFDA and being sold in China. Accordingly, we are evaluating alternatives with respect to introducing our HIV rapid blood test in China and have elected not to proceed with a submission based on the results of our clinical trial at this time.

We have successfully completed the regulatory approval process for our blood, oral fluid and urine rapid tests in Uganda. We have completed clinical trials of our rapid blood test in South Africa and anticipate commencing clinical trials of our oral fluid and urine rapid tests by year end. We are in the process of finalizing registration requirements for all three of our rapid tests in India and plan to commence product evaluation shortly thereafter. We have begun to develop distribution channels and plan to conduct additional trials in several African countries later this year. We are targeting countries which have been selected for funding by PEPFAR, the $15 billion President's Emergency Plan for AIDS Relief, and currently have representation in seven of the twelve African countries and in Vietnam, the only Asian country, on the PEPFAR list. While there are different regulations and customs in each foreign country, we believe that the regulatory process can generally be completed within in a few months.

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

      o     Inventory  Valuation  We  adjust  the  value  of our  inventory  for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since we have historically incurred negative gross profit on an annual basis, and have had high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. As a result of our announced restructuring and our obligations under the manufacturing services agreement with Maxim, we incurred approximately $1.2 million in expense during the second quarter of 2005 related to the transfer of inventory to Maxim. At June 30, 2005, our inventories consisted of only BED incidence test and HIV-1/2 rapid test materials and finished products.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Results of Operations
---------------------

The following represents selected financial data (in thousands):

                                        Three months Ended   Six months Ended
                                             June 30,             June 30,
                                        ------------------   ------------------
                                         2005       2004      2005       2004
                                        -------    -------   -------    -------

Total revenue                           $   794    $   910   $ 1,459    $ 1,881
Product costs                             1,766      1,013     3,286      2,993
                                        -------    -------   -------    -------

   Gross Margin                            (972)      (103)   (1,827)    (1,112)

Operating expenses:
   Research and development                 710        573     1,472      1,114
   Selling, general and administrative    2,046      2,349     3,460      4,546
                                        -------    -------   -------    -------
     Total operating expenses             2,756      2,922     4,932      5,660
                                        -------    -------   -------    -------

   Loss from operations                  (3,728)    (3,025)   (6,759)    (6,772)

Interest income (expense), net            2,078       (233)    1,818       (530)

Other income (expense)                      (65)        14       (91)        19
                                        -------    -------   -------    -------

   Loss before income taxes             $(1,715)   $(3,244)  $(5,032)   $(7,283)
                                        =======    =======   =======    =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Results of Operations
---------------------

Three months ended June 30, 2005 and 2004

Our revenues for the second quarter of 2005 totaled $794,000 compared with $910,000 for the second quarter of 2004, a decrease of $116,000 or 13%. Revenue from the sale of our urine EIA screening tests decreased by $200,000 or 36% to $362,000 in 2005 compared with $562,000 in 2004. Sales of our urine Western Blot supplemental test approximated that of the earlier quarter. Sales of our urine EIA screening test to domestic life insurance reference laboratories accounted for 98%, 98% and 96% of screening test revenue for the second quarter of 2005, second quarter of 2004 and the year 2004, respectively. We sold our screening tests to three life insurance reference laboratories during each of those periods. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 17% to 48% during the second quarter of 2005, from 21% to 54% in the second quarter of 2004 and from 23% to 50% for the full-year 2004, with LabOne being the largest customer in each period. Second quarter 2005 sales of the screening tests to the reference labs decreased by $195,000 or 36% compared with sales in the second quarter of 2004. During late 2003 and early 2004, in anticipation of the closure of our Alameda, California EIA test manufacturing facility and transfer of EIA manufacturing to our Rockville, Maryland facility, all of our reference lab customers increased their EIA screening test purchases to ensure an adequate supply of the tests during the transition period. Sales to the labs during the last half of 2004 and in the first half of 2005 were significantly lower than historical levels as they consumed their inventories of previously purchased products. All of the labs resumed purchasing during the first quarter of 2005 but continued to lag behind historical levels in both the first and second quarters of 2005.

Domestic screening and supplemental urine test sales through the direct diagnostic channel, as well as international sales of both products, were insignificant during the second quarter in both 2005 and 2004.

Second quarter 2005 serum Western Blot sales decreased by 18% or approximately $56,000 compared with 2004 levels, from $307,000 in the second quarter of 2004 to $251,000 in the second quarter of 2005. We sell this product primarily to individual blood banks and similar testing entities, whose order patterns vary based on third party utilization of their services, project funding considerations or other variables. There is only one other domestic manufacturer of an FDA-approved serum Western Blot supplemental HIV-1 test. During the second quarter of 2005, we also sold $45,000 of HIV-1 viral lysate, a component we use in manufacturing our Western Blot tests. Such sales occur only sporadically and there was no comparable sale in 2004.

Sales of the above Legacy Business products occurred under the terms of a manufacturing services agreement with Maxim effective May 1, 2005, and following a transition period, will be discontinued.

Sales of our BED incidence test began in the fourth quarter of 2004 and accounted for $89,000 or 11% of second quarter 2005 revenue.

The following table summarizes the Company's sales revenues by product for the second quarter of 2005 and 2004.

                                                              2005         2004
                                                               ---          ---

Urine EIA screening test                                        46%          62%
Urine Western Blot supplemental test                             2%           1%
Serum Western Blot supplemental test                            32%          34%
BED Incidence test                                              11%          -%
All other                                                        9%           3%
                                                               ---          ---

Total                                                          100%         100%
                                                               ---          ---

Of customers accounting individually for more than 10% of our product sale revenues, one reference lab customer accounted for 22% of our product sales revenues in the second quarter of 2005 and two reference lab customers accounted for an aggregate of 39% of our product sale revenues in the second quarter of 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Gross margin declined from a loss of $103,000 (-11% of sales in 2004) to a loss of $972,000 (-122% of sales in 2005) due to transition costs attributable to our Legacy Business in both years.

      o We entered into a manufacturing services agreement with Maxim and transferred our entire Legacy Business inventory to Maxim effective May 1, 2005, recording expense of approximately $1.2 million for the transfer during the second quarter of 2005.

      o During the second quarter of 2004, we closed our Alameda, California EIA screening test manufacturing facility and transferred EIA manufacturing to our Rockville, Maryland facility.

Research and development costs increased by $137,000 or 24%, from $573,000 in 2004 to $710,000 in 2005. The increase is due to increased activity associated with the development and commercialization of our HIV rapid tests, including personnel-related costs, travel expenses in support of international field and clinical trials and technology transfer, consultant expenses, and costs to acquire specimens and provide product prototypes for clinical trials.

Selling, general and administrative costs decreased by $303,000 or 13%, from $2,349,000 in 2004 to $2,046,000 in 2005. The primary components of the decrease include the following:

      o a decrease of approximately $333,000 in costs associated with consultants and other service providers, of which $224,000 is non-cash, recorded in connection with the issuance of warrants, options and stock grants; and

      o     a  reduction  of $132,000 in travel  expenses  primarily  related to
            travel  by  the  former  Executive  Chairman,   which  position  was
            eliminated in late 2004, offset by

      o     an  accrual   for  the  closure  of  the   Pleasanton   headquarters
            operations, comprised of $348,000 for severance payments to personnel not transitioning to Oregon and $188,000 representing the lease obligation for the remaining two years under the facility lease, assuming no sublease income. Selling, general and administrative expense in the second quarter of 2004 included an accrual of $211,000 for costs related to the closure of our Alameda manufacturing facility.

Our loss from operations for the second quarter of 2005, at $3,728,000, reflects a 23% increase compared with the $3,025,000 loss reported for the second quarter of 2004.

We recorded net interest  income of  $2,078,000  for the second  quarter of 2005 compared with $233,000 of interest expense in the second quarter of 2004 principally due to the accounting for the derivative and anti-dilution obligations of our recent financings which are required to be adjusted to their fair value at each balance sheet date with the change in value being recognized in interest expense. The table below summarizes the components of interest expense (in thousands):

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                     Increase/
                                                                 2005       2004     (decrease)
                                                                -------    -------    -------
Interest on debt instruments paid or payable in cash            $   192    $    16    $   176
                                                                -------    -------    -------

Non-cash expense composed of:
   Amortization and proportional write-off upon conversion of
     note and debenture discounts and deferred offering costs       349          8        341
   Expense attributable to warrants issued in conjunction
     with modifying the 2003/2004 Marr Credit Facility               --        177       (177)
   Expense attributable to warrants issued in conjunction
     with the 2005 Marr Credit Facility                              71         --         71
   Expense attributable to warrants issued in conjunction
     with the 2004 Anti-dilution obligation                          81         --         81
   Expense attributable to maturity extension fee on
     convertible debentures issued to Mercator group                 --          4         (4)
   Mark to market adjustment of derivative and
     anti-dilution obligations arising from the April 2005       (2,097)        --     (2,097)
     financing
   Mark-to market adjustment of anti-dilution obligation
     arising from May and July 2004 equity financing               (688)        --       (688)
   Expense attributable to dividends on mandatorily
     redeemable Series A preferred stock                             30         30         --
                                                                -------    -------    -------
Total non-cash items                                             (2,254)       219     (2,473)
                                                                -------    -------    -------

Total interest (income) expense                                  (2,062)       235     (2,297)

Interest income                                                     (16)        (2)       (14)
                                                                -------    -------    -------

Net interest (income) expense                                   $(2,078)   $   233    $(2,311)
                                                                =======    =======    =======

Six months ended June 30, 2005 and 2004

Our revenues for the first half of 2005 totaled $1,459,000 compared with $1,881,000 for the first half of 2004, a decrease of $422,000 or 23%. Revenue from the sale of our urine EIA screening tests decreased by $504,000 or 42% to $706,000 in 2005 compared with $1,210,000 in 2004. Sales of our urine Western Blot supplemental test generally follow a trend similar to that of the screening test and, correspondingly, decreased by $9,000 or 23%, from $41,000 in 2004 to $32,000 in 2005. Sales of our urine EIA screening test to domestic life insurance reference laboratories accounted for 97%, 97% and 96% of screening test revenue for the first half of 2005, first half of 2004 and the year 2004, respectively. We sold our screening tests to three life insurance reference laboratories during each of those periods. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 16% to 63% during the first half of 2005, from 19% to 60% in the first half of 2004 and from 23% to 50% for the full-year 2004, with LabOne being the largest customer in each period. First half 2005 sales of the screening tests to the reference labs decreased by $482,000 or 41% compared with sales in the first half of 2004. In anticipation of the closure of our Alameda, California EIA test manufacturing facility and transfer of EIA manufacturing to our Rockville, Maryland facility, all of our reference lab customers increased their EIA screening test purchases during late 2003 and early 2004 to ensure that they had an adequate supply of the tests during the transition period. Sales to the labs during the last half of 2004 and in the first half of 2005 were significantly lower than historical sales levels as the labs consumed their elevated levels of inventories. All of the labs resumed their purchases of urine screening tests during the first quarter of 2005, but at lower than historical levels.

Domestic urine screening and urine supplemental test sales through the direct diagnostic channel, as well as international sales of both products, were insignificant during the first half in both 2005 and 2004.

First half 2005 serum Western Blot sales decreased by 17% or approximately $100,000 compared with 2004 levels, from $589,000 in the first half of 2004 to $489,000 in the first half of 2005. We sell this product primarily to individual blood banks and similar testing entities, whose order patterns vary based on third party utilization of their services, project funding considerations or other variables. There is only one other domestic manufacturer of an FDA-approved serum Western Blot supplemental HIV-1 test. During the first half of 2005, we also sold $45,000 of HIV-1 viral lysate, a component we use in manufacturing our Western Blot tests. Such sales occur only sporadically and there were no similar sales of significance in the first half of 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Sales of our BED incidence test began in the fourth quarter of 2004 and were $128,000 during the first half of 2005, accounting for 9% of our total revenues.

The following table summarizes the Company's sales revenues by product for the first half of 2005 and 2004.

                                                              2005         2004
                                                               ---          ---

Urine EIA screening test                                        48%          64%
Urine Western Blot supplemental test                             2%           2%
Serum Western Blot supplemental test                            34%          31%
BED Incidence test                                               9%          -%
All other                                                        7%           3%
                                                               ---          ---

Total                                                          100%         100%
                                                               ---          ---

Of customers accounting individually for more than 10% of our product sale revenues, one reference lab customer accounted for 31% of our product sales revenues in the first half of 2005 and two reference lab customers accounted for an aggregate of 41% of our product sale revenues in the first quarter of 2004.

Gross margin declined from a loss of $1,112,000 (-58% of sales in 2004) to a loss of $1,827,000 (-125% of sales in 2005). Substantially all costs in both years relate to our Legacy Business products. As noted above, the difference in gross margin relate primarily to transitional costs, the closure of our Alameda manufacturing facility in 2004 and the manufacturing services agreement with Maxim in 2005.

Research and development costs increased by $358,000 or 32%, from $1,114,000 in 2004 to $1,472,000 in 2005. The increase is due to increased activity associated with the development and commercialization of our HIV rapid tests, including personnel-related costs, travel expenses in support of international field and clinical trials and technology transfer, consultant expenses, and costs to acquire specimens and provide product prototypes for clinical trials.

Selling, general and administrative costs decreased by $1,086,000 or 24%, from $4,546,000 in 2004 to $3,460,000 in 2005. The primary components of the decrease include the following:

      o a reduction of $772,000 in compensation-related expense composed of $575,000 of severance and stock option expense, of which $225,000 was non-cash, related to the January 2004 resignation of the company's former president, and as well as the elimination of salary paid to the former Executive Chairman of the company, whose position was not replaced upon his resignation in November 2004;

      o a reduction of legal and accounting fees during the first half 2005 due to the resolution of an informal SEC inquiry during the first half of 2004;

      o a decrease of approximately $258,000 in costs associated with consultants and other service providers, of which $229,000 is non-cash, recorded in connection with the issuance of warrants, options and stock grants; offset by

      o     an  accrual   for  the  closure  of  the   Pleasanton   headquarters
            operations, comprised of $348,000 for severance payments to personnel not transitioning to Oregon and $188,000 representing the lease obligation for the remaining two years under the facility lease, assuming no sublease income. Selling, general and administrative expense for the first half of 2004 included an accrual of $286,000 for costs related to the closure of our Alameda manufacturing facility.

Our loss from operations for the first half of 2005, at $6,759,000 approximated that of the first half of 2004, at $6,772,000. Our average monthly operating cash burn rate for the first half of 2005 decreased by approximately $340,000 per month compared to that of the first half of 2004.

We recorded net interest income of $1,818,000 for the first half of 2005 compared with $530,000 of interest expense in the first half of 2004 principally due to the accounting for the derivative and anti-dilution obligations of our recent financings which are required to be adjusted to their fair value at each balance sheet date with the change in value being recognized in interest expense. The table below summarizes the components of interest expense (in thousands):

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                    Increase/
                                                                2005       2004     (Decrease)
                                                               -------    -------    -------
Interest on debt instruments paid or payable in cash           $   240    $    61    $   179
                                                               -------    -------    -------

Non-cash expense composed of:
   Amortization and proportional write-off upon conversion
     of note and debenture discounts and deferred offering         356         66        290
     costs
   Liquidated damages due to delayed registration of shares
     underlying convertible securities                              --        (80)        80
   Expense attributable to warrants issued in conjunction
     with modifying the 2003/2004 Marr Credit Facility              --        402       (402)
   Expense attributable to warrants issued in conjunction
     with the 2005 Marr Credit Facility                             71         --         71
   Expense attributable to warrants issued in conjunction
     with the 2004 Anti-dilution obligation                         81         --         81
   Expense attributable to maturity extension on convertible
     debentures issued to Mercator group                            --         27        (27)
   Mark-to-market adjustment of derivative and anti-dilution
     obligations arising from the April 2005 financing          (2,097)        --     (2,097)
   Mark-to-market adjustment of anti-dilution obligation
     arising from May and July 2004 equity financing              (506)        --       (506)
   Expense attributable to dividends on mandatorily
     redeemable Series A preferred stock                            30         30         --
                                                               -------    -------    -------
Total non-cash items                                            (2,035)       475     (2,510)
                                                               -------    -------    -------

Total interest (income) expense                                 (1,795)       536     (2,331)

Interest income                                                    (23)        (6)       (17)
                                                               -------    -------    -------

Net interest (income) expense                                  $(1,818)   $   530    $(2,348)
                                                               =======    =======    =======

Restructuring and Severance
---------------------------

Restructuring-related costs to date have been charged as incurred in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." Severance charges associated with the elimination of positions were recognized ratably over the future service period, if any, in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

Liquidity and Capital Resources

Financing Activities

In April 2005, we concluded the April 2005 Placement and the $5.5 Million Credit Facility as discussed in Note 5 of the unaudited condensed consolidated financial statements.

We believe that our current cash and borrowing capacity, in conjunction with our implementation of the Plan, will be sufficient to meet our operating requirements and permit us to take advantage of strategic opportunities as they occur through at least the end of 2005. Beyond year-end, we expect that we will need to arrange additional financing to fund our operations and make the investments necessary to continue to execute our business plan. The Company must achieve profitability and sustainable cash flows for its business model to succeed. If sufficient funds are not available from our operations to fund our operations and to enable us to execute our business plan after 2005 or to repay amounts that may be due under the financing arrangements, we may need to arrange additional financing, attempt to extend or otherwise modify the terms of the financing arrangements or make other arrangements. There can be no assurance that we will be able to do this. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our potential new products, including our rapid tests. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our new rapid tests, protection of intellectual property rights, costs of developing our new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing, obtain regulatory approvals for our new products, market acceptance of our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and our ability to raise additional capital in a timely manner. Management expects that we will be able to raise additional capital; however, we may not be able to obtain additional financing on acceptable terms, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Operating Activities
--------------------

During the quarters ended six months ended June 30, 2005 and 2004, we used cash of $4.9 million and $7.0 million, respectively, in our operations. In both periods, the cash used in operations was primarily for manufacturing our current urine-based HIV-1 ELISA tests, and for research, development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

Recent Accounting Pronouncements
--------------------------------

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), a replacement of APB No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes, that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of FAS 154 will have a material impact on our results of operations or financial condition.

In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We expect to apply Interpretation No. 47 in the fourth quarter of 2005. We have not yet evaluated the impact that the adoption of Interpretation No. 47 will have on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. As a small business issuer, SFAS 123R will become effective for us for periods beginning after December 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow; however, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R to materially impact our overall financial position. See Stock-Based Compensation in Note 2 of the condensed consolidated financial statements for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. The determination of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the determination of compensation cost under SFAS 123; however, we have not yet quantified such differences.

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

There can be no assurance that the proceeds from our issuance of $8.0 million of Secured 8% Convertible Notes in April 2005 and the availability of $5,500,000 under the terms of a Credit Facility Agreement entered into in April 2005 will be adequate to sustain our operations at expected levels through 2005. We believe we will need to arrange additional financing to fund our operations and make the investments necessary to continue to execute our business plan early in 2006 or thereafter. Furthermore, any notes we may issue under the Credit Facility Agreement during the remainder of 2005 will be due and payable on May 31, 2006. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.

In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in the Secured 8% Convertible Notes and Series A warrants issued in connection therewith that would result in substantial dilution to our existing stockholders. Further, our pledge of the rights to our assets as collateral security for the issuance of the Secured 8% Convertible Notes may inhibit our ability to secure financing in the future. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

As of June 30, 2005 our trade accounts payable totaled $2.0 million, of which $1.3 million was over sixty days past due. Further, we currently have many cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the six months ended June 30, 2005 and the year ended December 31, 2004 was $5.0 million and $17.3 million; respectively, and our accumulated deficit at June 30, 2005 was $150 million. We expect operating losses to continue during 2005, as we complete the commercialization of our rapid tests, complete our domestic restructuring and international technology transfers, and conduct additional research and development and clinical trials for potential new products.

We May be Faced with A Legal Claim for Damages with Respect to the Issuance of Shares of Common Stock on a Claimed Conversion of Our 12% Convertible Debentures.

A claim has been made by Logisticorp, Inc. (Logisticorp) and Southwest Resource Preservation, Inc. (Southwest) with respect to an aggregate of $60,000 of 12% Convertible Debentures assigned to Logisticorp and Southwest by a debenture holder. Logisticorp's and Southwest's claim is that each tendered their respective conversion notice requests in August, 2003 and that as a result of their separate notices of election to convert their debentures, that Southwest is entitled to receive 427,807 registered shares of common stock, and Logisticorp 213,903 registered shares of common stock for an aggregate of 641,710 shares of common stock. Additionally, Logisticorp claims damages in the sum of at least $235,000, and Southwest claims damages in the sum of at least $471,000, or an aggregate of at least $706,000. We have advised Logisticorp and Southwest that we dispute their claims with respect to the conversion notice date, the conversion price and the number of shares based upon the formula in the debenture and the registration rights for the underlying shares. We have been unable to contact Logisticorp and Southwest for the past several months and have not yet achieved a resolution of the claims. There can be no assurance that we will not be responsible for damages including legal fees and expenses in the event that the claim is pursued.

                Risks Related to the Market for Our Common Stock

Our Registration of a Significant Amount of Our Stock Issuable upon Conversion of Notes or Exercise of Warrants and Eligible for Future Sale May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of the April 2005 Secured 8% Convertible Notes and warrants (the "April 2005 Private Placement") and in connection with the 2005 Credit Facility, we have recently registered for resale approximately 73.2 million shares of our common stock, of which approximately 27.0 million shares may be issued immediately upon the conversion of our Secured 8% Convertible Notes, approximately 39.1 million shares of which may be issued beginning in October 2005 upon the exercise of our Series A Warrants and Series B Warrants, and the remaining 7.1 million shares may be issued under fee agreements or as interest on the Notes. Upon the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. The issuance of such shares would increase by approximately 41% the number of shares currently outstanding, essentially all of which are also registered and freely tradable. If investors in the April 2005 Private Placement or other investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms, if and when that becomes necessary.

The terms of the April 2005 Private Placement also include anti-dilution protection provisions that would require us to issue additional shares upon conversion of the Notes and to re-price downward the Series A Warrants if we issue additional shares of common stock or common stock equivalents at less than the note conversion or warrant exercise price pursuant to financing(s) completed within one year of that transaction. Should we complete a transaction triggering these anti-dilution provisions, the interests of our existing stockholders not subject to such anti-dilution protection rights could be even further diluted.

From inception through June 30, 2005, we have issued approximately 179.2 million shares of our common stock and raised approximately $146 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of our common stock from 200 million to 800 million. After considering the share reserves required for the April 2005 Private Placement, we have the ability to issue in excess of 400 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We May Be Removed From Listing on the American Stock Exchange if We Fail to Meet Continuing Listing Standards.

On June 22, 2005, we received a letter from the American Stock Exchange (the "Amex" or the "Exchange") notifying us that we are not in compliance with certain of the Amex's continued listing standards. Specifically, the Amex noted that the we are not in compliance with the standards because we (i) have stockholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years;
(ii) have stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years; and (iii) have stockholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years.

We were afforded the opportunity to submit a plan of compliance to the Exchange and on July 21, 2005 we presented our plan to the Exchange. On August 12, 2005, the Exchange notified us that it accepted our plan of compliance and granted us an extension of time to regain compliance with the continued listing standards. We will be subject to periodic review by Exchange staff during the extension period. There can be no assurance that we will achieve the objectives required to comply with the continued listing standards. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the American Stock Exchange.

The public trading of our common stock and the ability of our stockholders to sell their shares could be significantly impaired if we fail to meet the continued listing standards and are removed from the Amex. In that case, our common stock would trade either on the OTC Bulletin board, on a regional exchange, or in the pink sheets, which could have a detrimental impact on our trading volume and/or share value.

Further, delisting from a major exchange, such as the Amex, would constitute a default under the terms of the 8% Convertible Notes issued in April 2005.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we expect to continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2004, we issued approximately 2.1 million shares in payment for consulting services and for the acquisition of intellectual property and equipment. During the first half of 2005, we issued approximately 0.4 million shares and approximately 1.5 million options at market in payment of consulting services. In addition to the potential dilutive effect of issuing a large number of shares or options, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.15 per share and as high as $0.75 per share in the twelve months ended June 30, 2005. We believe that some of the factors leading to the volatility include:

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

We are in the process of examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require our management to annually assess the effectiveness of our internal controls over financial reporting and our independent registered public accounting firm to report on our assessment beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2006, unless the deadline for compliance is extended. While we expect to complete our documentation, testing and remediation of any identified deficiencies in time to meet the deadline for compliance with the requirements of Section 404, there can be no assurance that we will do so. In addition, if we fail to maintain the adequacy of our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws could:

      o discourage potential acquisition proposals (i.e. stockholder rights plan also known as a "poison pill");

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                          Risks Related to Our Business

We May Be Unsuccessful in Implementing Our Restructuring Plans as Anticipated.

In April 2005, we commenced a restructuring plan under which we expect to consolidate our domestic operations and discontinue the production of our HIV-1 Urine EIA and supplemental HIV-1 Western Blot serum and urine diagnostic tests at our Rockville, Maryland plant and focus our efforts and resources on our rapid HIV diagnostic and HIV-1 BED Incidence tests. During 2004, we consolidated our U.S. manufacturing operations into a single facility at Rockville and have recently completed the internal validation and comparability studies and submitted our application to the FDA for approval of our facility changes and urine EIA manufacturing operations in Rockville. The restructuring plan calls for management to pursue options ranging from selling our urine EIA and Western Blot business, in which case the acquirer would likely continue to operate the Rockville facility, to terminating the employees and discontinuing manufacturing operations at the Rockville facility pending a final determination of its disposition. We terminated all of our personnel at Rockville in April and May 2005.

In the course of implementing the restructuring plan, in April 2005 we entered into a non-binding letter of intent to sell our urine EIA, serum Western Blot and urine Western blot diagnostic test business. In May 2005, we entered into a manufacturing services agreement with the potential acquirer under which the potential acquirer has hired certain of our former employees and contractors and is acting as a contract manufacturer of our EIA and Western Blot products at the Rockville facility. The terms of the proposed transaction are currently being negotiated and we expect to execute a definitive agreement for the sale of the EIA and Western Blot business by the end of 2005.

There can be no assurance that we will consummate a transaction for the sale of our EIA and Western Blot business. In addition to reaching a definitive agreement with the potential acquirer, there are other requirements not under our control necessary to concluding the proposed transaction, including, but not limited to, obtaining FDA approval for the manufacture of the urine EIA product at Rockville and the transfer of licenses and certifications to the potential acquirer, landlords' approval for the execution of subleases for the two Rockville facilities, equipment lessor's approval for a sublease of the equipment, intellectual property licensors' approval for the transfer or sublicense of technology or proprietary knowledge rights, and approval of the Noteholders in the April 2005 Private Placement with respect to their security interest in our assets. If we are able to successfully complete a transaction, we believe that we will significantly reduce our monthly operating burn rate as compared with historical levels. If we are unable to complete such a transaction, we may incur costs to decommission the Rockville facilities; on-going facility lease costs, until and if sub-lease opportunities are available and on-going lease or lease termination costs associated with leased equipment. We cannot currently estimate those costs. Whether or not we consummate a transaction for the sale of our urine EIA and Western Blot products business, we have incurred approximately $1.2 million in one-time costs associated with the transfer or disposition of inventories and supplies.

In accordance with the restructuring plan, early in the third quarter of 2005 we closed our corporate headquarters in Pleasanton, California and re-staffed those functions at a facility we leased in Lake Oswego, Oregon, a suburb of Portland, near where our research & development staff is presently based. We incurred or accrued approximately $0.4 million in the second quarter of 2005 as the cost of terminating employees at our Rockville and Pleasanton locations. In the absence of sublease opportunities, we will be liable for approximately $188,000 in lease costs from the August 2005 closure of our Pleasanton office through the June 2007 expiration of the lease. We accrued this expense in the second quarter of 2005.

We May Not Be Able to Retain Our Key Executives and Other Personnel.

As a result of the restructuring plan we are implementing, a number of our key executives and senior administrative, quality systems and research and development personel and staff left the company rather than transition to the new operation in Oregon when we closed the Rockville and Pleasanton facilities. As a small company, our success depends on the services of key employees in these positions. Our inability to replace key employees in certain positions as a result of our financial condition or for other reasons could have a material adverse effect on our operations.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

As of June 30, 2005 we had accrued an aggregate of approximately $347,000 in past due royalty and upfront intellectual property rights obligations to our patent licensors. Certain of these past due amounts have been repaid subsequent to quarter-end, including what we believe are the essential licenses for our Legacy Products. In the event that our financial condition inhibits our ability to pay license fees or royalty payments due under our license agreements, our rights to use, transfer or sublicense those licenses could be jeopardized in the event of a default in payment of fees or royalties. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to produce our products or introduce new HIV diagnostic products in countries covered by those patents since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

During the six months ended June 30, 2005 and the year ended December 31, 2004, we incurred $1.5 million and $2.1 million, respectively, in research and development expenses. We expect to continue to incur significant costs as a result of our research and development activities in the future.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We Engage Contract Manufacturers to Produce Some of Our Products, Including Our Rapid Tests Currently Being Commercialized.

We have engaged a domestic contract manufacturer to produce our BED incidence tests and another in Thailand to produce our rapid HIV tests and we plan to establish manufacturing operations in China through our affiliate. We intend to subsequently introduce a new line of products using the recently acquired Ani technology platform, and again expect to rely on outsourced or overseas manufacturing organizations. Initially, none of these entities will have more than limited experience, if any, in manufacturing our products and will have no experience in manufacturing them in commercial quantities. While outsourcing our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, it may also subject us to problems in such areas as:

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Changes in policies, laws and regulations or in their interpretation or the imposition of taxation, restrictions on currency conversion, restrictions or devaluations of currency, nationalization or other expropriation of private enterprises could have a material adverse effect on our business in China. Nationalization or expropriation could result in the total loss of business in China.

An Economic Downturn, Terrorist Attacks or Other Conditions Beyond Our Control May Adversely Affect Our Business or Our Customers May Not Be Able to Satisfy Their Contractual Obligations and We May Not Be Able to Deliver Our Products as a Result of the Impact of Conditions Such as Certain World Events or Natural Disasters.

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

         SUMMARY OF RECENT FINANCINGS - JANUARY 2002 TO AUGUST 12, 2005

                                                                           Total
                                            Gross            Net          Shares
Financing Source                         Proceeds       Proceeds          Issued
                                        ---------      ---------       ---------
Bristol 12% Convertible
   Debentures and Warrants              $     562      $     505         1,476.1
8% Convertible Notes                        3,232          2,594        46,084.3
Other 2002 Financings                         750            730         2,720.3
Mercator 12% and 10%                        4,550          3,650        37,529.5
  Debentures (1)
Marr 2003 Private Placements               12,500         11,900        28,333.3
May 2004 PIPE (3)                           9,300          8,769        29,353.1
July 2004 PIPE (4)                          1,488          1,384         4,696.5
April 2005 8% Convertible Notes
   and Warrants (2)                         8,000          7,667              --
                                        ---------      ---------       ---------

  Total                                 $  40,382      $  37,199       150,193.1
                                        =========      =========       =========

      (1) At August 12, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.6 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders of these 12% convertible debentures claim a transaction date which we dispute. These debentures have not yet been converted pending resolution of the transaction date dispute, which may impact the number of shares of our stock to which the holder is entitled upon conversion. See Note 12 to Detail of Financings.

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

      (3) Shares issued includes 6,103,125 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

      (4) Shares issued includes 976,501 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

       DETAIL OF RECENT FINANCINGS - JANUARY 2002 TO AUGUST 12, 2005

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                   Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------       --------      --------       ----          -----         ------------
PIPE at $1.50 per share
Careen Ltd.                                  $1.50 per      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited                share      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
                                                            -----        -----                                       ----------

    Total Other 2002 Financings
                                                            $ 750        $ 730                                      2,720.3/ $350
                                                            =====        =====                                      =============


Mercator 12% and 10% Debentures (2)(3)

12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2,000        85% of the      $ 550     $345 (6)        9/12/02         $3.00       4,866.4(4)/$550
total commitment)                           average of
                                          the 3 lowest
Mercator assigned its rights to:               trading
   Alpha Capital AG                         prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                    the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                         trading days
   Goldplate Investment Partners             preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)         conversion (8)        570          570         9/1/03        $0.498         5,181.8/ $570
                                                             ----         ----
                                                            1,870        1,665
   Dr. Khalid Ahmed                                            50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                                20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                           20           20        10/2/03        $1.310                     -
   Southwest Resource Preservation                                                       (12)        $1.310
     Inc.                                                      40           40        10/2/03                                   -
                                                                                         (12)
                                                        ---------    ---------                                   -----------------
                                                           $2,000       $1,795                                   18,199.8/ $1,940
                                                        ---------    ---------                                   -----------------

Mercator Momentum Fund, L.P.                80% of the       $300         $260       10/22/02         $3.90         0/ $300 (7)
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
                                                           ======       ======                                   ================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                   Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------       --------      --------       ----          -----         ------------
Marr Private Placements

PIPE at $0.30 per share
Marr Technologies B.V. (9)(11)              $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                                share
PIPE at $0.50 per share
Marr Technologies B.V. (9)(11)              $0.50 per      $10,000     $9,600        9/1/03          $0.498            20,000.0
                                                           -------     ------                                          --------
                                                share
 Total Marr Private Placements                             $12,500    $11,900                                          28,333.3
                                                           =======    =======                                          ========

May 2004 Private Placement

 PIPE at $0.40 per share (13)(15)               Units
    SF Capital Partners LP                  issued at       $4,000        $3,720       5/28/04        $0.50           12,625.0
    Marr Technologies BV                       $0.40,        3,000         2,910       5/28/04        $0.50            9,468.8
    Proximity Fund LP                       including          500           465       5/28/04        $0.50            1,578.1
    Proximity Partners LP                      shares          500           465       5/28/04        $0.50            1,578.1
    MTB Small Cap Growth Fund              and 5 year          500           465       5/28/04        $0.50            1,578.1
    MTB Multi Cap Growth Fund                 warrant          500           465       5/28/04        $0.50            1,578.1
    Bridges & PIPES LLC                   exercisable          300           279       5/28/04        $0.50              946.9
                                                              ----       -------                                      --------
                                         at $0.50 per
       Total May 2004 PIPE                      share       $9,300       $ 8,769                                      29,353.1
                                                            ======       =======                                      ========

July 2004 Private Placement

 PIPE at $0.40 per share (13)(15)               Units
    Sunrise Equity Partners, L.P.           issued at        $ 750          $698        7/9/04       $0.615            2,367.2
    Amnon Mandelbaum                           $0.40,           80            74        7/9/04       $0.615              252.5
    David I. Goodfriend                     including            8             7        7/9/04       $0.615               25.3
    TCMP3 Partners                             shares          150           140        7/9/04       $0.615              473.4
    United Capital Partners, LLC           and 5 year          500           465        7/9/04       $0.615            1,578.1
                                                              ----       -------                                      --------
                                              warrant
       Total July 2004 PIPE               exercisable      $ 1,488       $ 1,384                                       4,696.5
                                                           =======       =======                                       =======
                                         at $0.50 per
                                                share

April 2005 Secured 8% Convertible
Notes and Warrants (14)
    SF Capital Partners Ltd.                    Notes      $ 4,000        $3,720        4/4/05        $0.27              - / -
    Marr Technologies BV                  convertible        2,800         2,800        4/4/05        $0.27              - / -
    Morningtown Limited                  at $0.30 per          450           450        4/4/05        $0.27              - / -
    Smithfield Fiduciary LLC               share plus          500           465        4/4/05        $0.27              - / -
    Iroquois Master Fund Ltd.                  5 year          250           232        4/4/05        $0.27              - / -
                                                              ----       -------                                      --------
                                             warrants
                                          exercisable      $ 8,000       $ 7,667                                         - / -
                                                           =======       =======
                                            at $0.325
                                            per share

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

      (2) At August 12, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.6 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. See also Note 12.

      (3) On July 18, 2003, the registration statement for 52,500,000 shares underlying the 8% Convertible Notes, the Other Restart Financings and $1,300,000 of the Mercator 12% and 10% Convertible Debentures became effective (File No. 333-106862). As a result of a decline in the market price of our stock subsequent to the effective date of the July 2003 registration statement, the number of shares registered was insufficient to permit the complete conversion of the notes and debentures into registered shares. The shares underlying certain of the convertible securities have become eligible for resale under Rule 144, and certain investors have availed themselves of that eligibility to convert restricted shares issued pursuant to conversions into free-trading shares. On July 8, 2004, the registration statement for 83,056,050 shares underlying Marr Private Placements, the May 2004 PIPE, certain of the Mercator 12% Convertible Debentures, approximately 12.2 million additional shares attributable to financings included in the July 2003 registration statement and approximately 3.3 million shares issued or issuable to vendors consultants and other parties who agreed to accept shares of our Common Stock in lieu of cash became effective (File No. 333-116491). On July 28, 2004, the registration statement for 6,472,800 shares of our Common Stock underlying the July 2004 PIPE and related warrants became effective (File No. 333-117439). On July 1, 2005, the registration statement for 73,198,583 shares of our Common Stock underlying the April 2005 Convertible Notes and Warrants transaction and the 2005 Marr Credit Facility warrants and other related warrants became effective (File No. 333-125051). On July 22, 2005, the registration statement for 8,332,803 shares of our Common Stock underlying the anti-dilution entitlements (both Common Stock and additional warrants) of our May 2004 and July 2004 PIPEs triggered by the April 2005 Notes and Warrants transaction became effective (File No. 333-126460).

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

      (13) In conjunction with the May 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 35% of the number of shares purchased by the investor. In conjunction with the July 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 70% of the number of shares purchased by the investor. The shares issued pursuant to the May 2004 PIPE and the July 2004 PIPE and the related warrants for each have an anti-dilution feature that will require us to issue additional shares to the PIPE investors and modify their warrants if we subsequently issue additional equity at a per share price of less than $0.40 for a period of one year from the respective closing dates, except under the provisions of previously outstanding convertible debt, option plans, or option or warrant agreements. See Note (15).

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

As approved by our stockholders and under specified conditions, the Purchase Agreement and Series A Warrant provide for anti-dilution adjustments in the conversion price of the Notes and the exercise price of the Series A Warrant in the event we issue shares of common stock or common stock equivalents, as defined in the agreements, within one year of the closing date at a price less than $0.30 per share with respect to the Notes or at less than $0.325 with respect to the Series A Warrant. These adjustment provisions terminate (i) upon the earlier of one year or upon conversion of an investor's Note and (ii) upon the earlier of one year or upon exercise of an investor's Series A Warrant.

      (15) On April 4, 2005, when the market price of our common stock was $0.27 per share, we and the investors who are parties to securities purchase agreements and warrants dated as of May 28, 2004 or July 9, 2004 (the 2004 PIPEs) agreed to amend the 2004 PIPES with respect to anti-dilution rights granted therein so that they did not become effective unless and until they were approved by our stockholders, which approval we received at our annual meeting of stockholders held on June 30, 2005. In consideration of the amendment, we have issued to each investor in the 2004 PIPES additional shares of common stock and a warrant to purchase additional shares of common stock for no additional consideration from the investor. Additionally, the exercise price of the aggregate of approximately 10.7 million warrants issued in the 2004 PIPEs was reduced from $0.50 per share to $0.45 per share. On June 30, 2005, we issued approximately 7.1 million additional shares of common stock and additional warrants to purchase approximately 1.3 million additional shares of our Common Stock at an exercise price of $0.325 per share under the terms of the amendment.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

During the first half of 2005, we issued an aggregate of 433,377 shares of our common stock at prices ranging from $0.23 and $0.34 per share to two consultants under the terms of their agreements. Additionally, we issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 647,222 shares of our common stock at prices between $0.23 and $0.34 per share as partial compensation for these services. Further, in February 2005, we granted options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share to our Chairman of the Board of Directors pursuant to a consulting contract under which he provided certain strategic and advisory services through July 31, 2005. Under the terms of the severance agreement with our former executive chairman, in January 2005 we issued 1,625,000 shares of our common stock in lieu of $520,000 in cash payments.

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

Intellectual Property and Equipment Purchase Using Stock

On September 30, 2004, when the market price of our common stock was $0.39 per share and pursuant to Regulation S, we entered into a License Agreement and Technology Transfer Agreement (the "License Agreement") pursuant to which we are required to pay an aggregate of 1,232,840 Euros (approximately US $1,500,000) in either our common stock or cash to acquire certain licenses and manufacturing equipment. On September 30, 2004, we issued to the licensor 1,172,205 restricted shares of our common stock having a value of approximately $469,000, representing approximately $373,000 attributable to the technology license and approximately $96,000 attributable to the equipment purchase. We included these shares in a registration statement that became effective on December 29, 2004. We have paid the next installments of 100,000 Euros (approximately $134,000) each in cash in December 2004 and monthly from February through June 2005 and have negotiated with the licensor to spread the final payment over the next few months.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its 2005 Annual Meeting of Stockholders on June 30, 2005, at which its stockholders voted on the following proposals:

      1. To elect five directors of the Company to hold office until the next Annual Meeting of Stockholders 1 or until their successors are elected.

      2. To approve the issuance of shares of common stock in excess of 19.999% of the outstanding common 2 stock and price adjustments in connection with our April 2005 issuance of Notes and Warrants.

      3. To approve the issuance of additional shares of common stock and warrant shares and adjustment of the 3 warrant exercise price in connection with amended securities granted to the investors in the Company's May and July 2004 placements;

      4. To adopt the Company's 2005 Director Incentive Plan and to authorize 18,000,000 shares of the 4 Company's Common Stock for issuance thereunder.

      5. To amend the Company's 2004 Incentive Plan to increase by 17,000,0000 shares the number of shares of the Company's Common Stock authorized for issuance thereunder; to permit awards to employees, consultants and others who provide services to affiliates of the Company thereunder; and to increase to 20,000,000 shares the number of shares of Common Stock available for delivery as restricted stock and restricted stock units thereunder.

      6. To ratify the appointment by the Audit Committee and the Board of Directors of Odenberg Ullakko 6 Muranishi & Co. LLP as the independent registered public accounting firm to audit the Company's financial statements for the fiscal year ending December 31, 2005.

      The record date for determining stockholders eligible to vote at the meeting was May 9, 2005. On the record date, there were 171,243,303 shares of the Company's common stock outstanding and eligible to vote. There were present at the meeting, in person or by proxy, holders of 134,579,598 shares, representing 78.6% of the common stock outstanding.

      Each nominee for the Board of Directors was re-elected at the 2005 Annual Meeting. The following number of votes was cast for and against each nominee:

                                                   For                  Against
                                                   ---                  -------

Roger I. Gale ..........................         133,371,234           1,208,364
John J. DiPietro .......................         133,401,084           1,178,514
Paul E. Freiman ........................         132,463,727           2,115,871
Julius R. Krevans, M.D .................         133,397,412           1,182,186
Maxim A. Soulimov ......................         133,382,448           1,197,150

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

      The stockholders also approved the five remaining proposals. The following votes were tabulated:

                                                                         Broker
                            For           Against        Abstain        Non-Vote
                            ---           -------        -------        --------

Proposal 2 .........     58,560,429      3,269,491        127,866     72,621,812
Proposal 3 (1) .....     40,561,143      3,964,530         89,589     72,621,812
Proposal 4 .........     56,550,177      5,319,424         88,185     72,621,812
Proposal 5 .........     56,003,560      5,870,481         83,745     72,621,812
Proposal 6 .........    132,477,457        758,933      1,343,208             --

----------
(1.) Original investors in the Company's May and July 2004 private placements who, on the record date, continued to hold securities issued to them as a result of those placements were not entitled to vote those securities on Proposal 3. Accordingly, an aggregate of 19,842,524 shares were not eligible to vote on proposal 3. The figure reported as shares voted in favor of Proposal 3 excludes 17,342,524 shares not eligible to vote on the proposal.

Item 5. Other information - Subsequent Events

Issuance of 8% Notes in payment of interest

Under the terms of the April 2005 Placement which permit interest payments to be made in cash or by issuing additional Notes, effective July 4, 2005, the Company issued an aggregate of approximately $164,000 of Secured 8% Senior Convertible Notes in payment of quarterly interest (the "Interest Notes") on the outstanding principal balance of $8,097,500 of the Notes, including a Note issued to a placement agent, issued on April 4, 2005. The Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005. The Company did not issue additional warrants in conjunction with the Interest Notes.

Compliance with American Stock Exchange Listing Standards

On June 22, 2005 the Company received notice from the staff of the American Stock Exchange ("Amex" or the "Exchange") indicating that the Company is not in compliance with certain of the Amex's continued listing standards set forth in the Amex Company Guide. Specifically, the AMEX noted that the Company is not in compliance with Section 1003(a)(i) with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; Section 1003(a)(ii) with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and Section 1003(a)(iii) with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and on July 21, 2005 presented its plan to the Exchange. On August 12, 2005, the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

      (b) Reports on Form 8-K filed during the second quarter of 2005 and thereafter through August 12, 2005.

            Form 8-K regarding Item 2.03 Creation of a Direct Financial Obligation - filed April 5, 2005 - Announcing the Company's issuance of $8,000,000 of Secured 8% Convertible Notes and Warrants in a private placement effective April 4, 2005, including the Company's press release dated April 5, 2005 and the transaction documents as exhibits.

            Form 8-K regarding Item 2.05 Costs Associated with Exit or Disposal Activities - filed April 21, 2005 - Announcing the restructuring of the Company's operations pursuant to a plan approved by its Board of Directors on April 11, 2005, including the Company's press release dated April 21, 2005.

            Form 8-K regarding Item 3.01 Notice of Delisting or Failure to Satisfy Continued Listing Rule or Standard; Transfer of Listing - filed June 24, 2005 - Announcing the Company's notification from the American Stock Exchange that it failed to meet certain continued listing criteria, including the Company's press release dated June 24, 2005.

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

                                       CALYPTE BIOMEDICAL CORPORATION
                                       (Registrant)

Date:    August 15, 2005               By: /s/ Richard D. Brounstein
                                           -------------------------------------

                                           Richard D. Brounstein
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Accounting Officer)