Form 10QSB
period 2005-09-30
CALYPTE BIOMEDICAL CORP
filed 2005-11-14
CIK 899426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                            ------------------------

                                   FORM 10-QSB

                            ------------------------

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The registrant had 181,016,276 shares of common stock outstanding as of November 11, 2005.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX
                                                                        Page No.
PART I.   Financial Information


    Item 1.   Consolidated Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets as of
              September 30, 2005 and December 31, 2004.....................   3

              Condensed Consolidated Statements of Operations for
              the Three Months and Nine Months Ended September 30, 2005
              and 2004.....................................................   4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2005 and 2004................   5

              Notes to Condensed Consolidated Financial Statements.........   7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  18

    Item 3.   Controls and Procedures......................................  43

PART II.   Other Information


    Item 1.   Legal Proceedings............................................  44

    Item 2.   Unregistered Sales of Securities and Use of Proceeds.........  44

    Item 4.   Submission of Matters to a Vote of Security Holders..........  56

    Item 5.   Other Information - Subsequent Events........................  56

    Item 6.   Exhibits and Reports on Form 8-K.............................  56

SIGNATURES    .............................................................  58

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                           September 30,   December 31,
                                                                                               2005           2004
                                                                                           ------------    ------------
                                         ASSETS                                             (unaudited)
Current assets:
      Cash and cash equivalents                                                             $      658     $    1,075
      Accounts receivable, net of allowance of $23 and $36 at September 30, 2005
         and December 31, 2004, respectively                                                       306            262
      Inventory                                                                                    444          1,524
      Prepaid expenses                                                                             329            385
      Other current assets                                                                          27             32
                                                                                            ----------     ----------

            Total current assets                                                                 1,764          3,278

Property and equipment, net                                                                        992          1,225
Intangible assets                                                                                2,932          2,886
Deferred offering costs, net of accumulated amortization of $267 at
  September 30, 2005                                                                               744              -
Other assets                                                                                       556            541
                                                                                            ----------     ----------

                                                                                            $    6,988     $    7,930
                                                                                            ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                                 $    5,150     $    6,218
      Debentures payable, net of discount of $0 and $23 at September 30, 2005 and
         December 31, 2004, respectively                                                            60             37
      Capital lease obligations - current portion                                                  168            157
      Anti-dilution obligation                                                                       -          1,638
                                                                                             ---------     ----------

            Total current liabilities                                                            5,378          8,050

Deferred rent                                                                                       10             18
Capital lease obligations - non-current portion                                                    177            304
Notes payable, net of discount of $6,614 at September 30, 2005                                   1,470              -
Note derivative liability                                                                        3,572              -
Other long term liabilities                                                                          -             35
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at September 30, 2005 and December 31, 2004; 100,000 shares issued and outstanding at September 30, 2005 and December 31, 2004; aggregate
   redemption and liquidation value of $1,000 plus cumulative dividends                          2,906          2,816
                                                                                            ----------     ----------

            Total liabilities                                                                   13,513         11,223
                                                                                            ----------     ----------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares
         issued or outstanding                                                                       -              -
      Common stock, $0.03 par value; 800,000,000 shares authorized at September
         30, 2005 and December 31, 2004; 180,941,276 and 169,456,112 shares issued and outstanding at September 30, 2005 and December 31, 2004,
         respectively                                                                            5,429          5,084
      Additional paid-in capital                                                               141,223        136,757
      Deferred compensation                                                                        (36)            (4)
      Accumulated deficit                                                                     (153,141)      (145,130)
                                                                                            ----------     ----------

            Total stockholders' deficit                                                         (6,525)        (3,293)
                                                                                            ----------     ----------

                                                                                            $    6,988     $    7,930
                                                                                            ==========     ==========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                    Three months ended            Nine months ended
                                                                       September 30,                September 30,
                                                               ----------------------------   ---------------------------
                                                                   2005            2004           2005          2004
                                                               -------------- -------------   -------------- ------------
Revenues:
   Product sales                                                 $      648     $     361       $    2,107     $   2,242
                                                                 ----------     ---------       ----------     ---------

Operating expenses:
   Product costs                                                        940         2,095            4,226         5,088
   Research and development costs                                       405           509            1,877         1,623
   Selling, general and administrative costs (non-cash of
     $165 and $387 for the three months and nine months ended
     September 30, 2005, respectively and non-cash of $45 and
     $461 for the three months and nine months ended
     September 30, 2004, respectively)                                1,095         1,487            4,555         5,834
                                                                 ----------     ---------       ----------     ---------

     Total operating expenses                                         2,440         4,091           10,658        12,545
                                                                 ----------     ---------       ----------     ---------

       Loss from operations                                          (1,792)       (3,730)          (8,551)      (10,303)

Interest income (expense), net (non-cash of $(1,056) and
   $804 for the three months and nine months ended
   September 30, 2005, respectively and non-cash of $68
   and $(407) for the three months and nine months ended
   September 30, 2004, respectively)                                 (1,066)           79              751          (451)
Other expenses, net                                                    (118)         (151)            (207)         (331)
                                                                 -----------    ---------       ----------     ---------

       Loss before income taxes                                      (2,976)       (3,802)          (8,007)      (11,085)

Income taxes                                                              -             -                2             2
                                                                 ----------     ---------       ----------     ---------

Net loss                                                         $   (2,976)    $  (3,802)      $   (8,009)    $ (11,087)
                                                                 ==========     =========       ==========     =========
Net loss per share (basic and diluted)
                                                                 $    (0.02)    $   (0.02)      $    (0.05)    $   (0.07)
                                                                 ==========     =========       ==========     =========

Weighted average shares used to compute net loss per share
   (basic and diluted)                                              179,557       167,703          174,101       150,950
                                                                 ==========     =========       ==========     =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                      -----------------------------
                                                                                          2005           2004
                                                                                      -------------- --------------
Cash flows from operating activities:
Net loss                                                                                $   (8,009)   $  (11,087)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                               325           300
   Amortization of deferred compensation                                                        13             1
   Non-cash interest expense attributable to:
     Amortization of note and debenture discounts                                              686            59
     Amortization of deferred offering costs                                                   267            14
     Liquidated damages due to delayed registration of stock underlying
     convertible debentures                                                                      -          (205)
     Dividends on mandatorily redeemable Series A preferred stock                               90            90
     Anti-dilution obligation and note derivative liability                                 (2,340)            -
   Fair market value of common stock, warrants, options and bonuses granted                    514         1,364
   Loss on sale of equipment                                                                     -             2
   Minority interest in joint venture                                                            -          (347)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (47)          210
     Inventory                                                                               1,079          (270)
     Prepaid expenses and other current assets                                                 107           131
     Deferred offering costs and other assets                                                 (415)         (173)
     Accounts payable, accrued expenses and deferred revenue                                 1,265           982
     Other long-term liabilities                                                               (42)          (69)
                                                                                        -----------   ----------

       Net cash used in operating activities                                                (6,507)       (8,998)
                                                                                        ----------    ----------

Cash flows from investing activities:
   Investment in joint venture                                                                 197             -
   Proceeds from sales of equipment                                                              -            16
   Payments to acquire intellectual property licenses                                       (1,464)       (1,350)
   Purchase of equipment                                                                       (93)         (804)
                                                                                        ----------    ----------

       Net cash used in investing activities                                                (1,360)       (2,138)
                                                                                        ----------    ----------

Cash flows from financing activities:
   Proceeds from sale of stock                                                                 183        10,832
   Expenses related to sale of stock                                                            (9)         (757)
   Proceeds from issuance of promissory note                                                 2,000             -
   Repayment of promissory note                                                             (2,000)            -
   Proceeds from issue of notes, derivative and warrants, net                                7,394             -
   Proceeds from issuance of capital lease                                                       -           500
   Principal payments on capital leases                                                       (118)          (19)
                                                                                        ----------    ----------

       Net cash provided by financing activities                                             7,450        10,556
                                                                                        ----------    ----------

Net decrease in cash and cash equivalents                                                     (417)         (580)

Cash and cash equivalents at beginning of period                                             1,075         5,084
                                                                                        ----------    ----------

Cash and cash equivalents at end of period                                              $      658    $    4,504
                                                                                        ==========    ==========


                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (in thousands)
                                   (unaudited)


                                                                                           Nine months ended
                                                                                             September 30,
                                                                                      -----------------------------
                                                                                           2005           2004
                                                                                      -------------- --------------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                               $       89    $        67
   Cash paid for income taxes                                                                    2              2

Supplemental disclosure of non-cash activities:
   Common stock issued in payment of accrued compensation                                      520              -
   Conversion of notes and debentures payable and accrued interest to common stock               -          1,047
   Conversion of accrued interest into convertible notes payable                               164              -
   Common stock issued for intangible assets and equipment                                       -            469
   Warrants and notes payable issued to placement agents, related to issuance of
     convertible notes                                                                         503              -
   2004 anti-dilution obligation transferred to equity                                       1,214              -


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)



(1)   The Company

Calypte Biomedical Corporation (the "Company") develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. Historically, the Company has manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental tests for use in laboratories, which it refers to as its "Legacy Business." Since the Company began marketing its urine diagnostic testing products following their approval by the FDA and through the third quarter of 2005, its revenues have been almost exclusively generated from sales of these products. The Legacy Business tests are manufactured in formats that make them most suitable for high-volume laboratory settings.

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

Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in lesser developed countries which lack the medical infrastructure to support laboratory based testing. The Company has completed field trials of its HIV-1/2 Rapid Tests that have validated its prototype products. The Company has recently completed clinical trials in Uganda, Mozambique and China and is currently engaged in clinical trials in other countries in pursuit of regulatory approvals for these tests.

In April 2005 the Company announced plans (the "Plan") to restructure its business by consolidating its domestic operations and focusing its capital resources on the global commercialization of the HIV-1/2 Rapid Tests and the BED Incidence Test. As part of the Plan, the Company announced its intention to pursue various options ranging from selling the Legacy Business to discontinuing Legacy Business products manufacturing operations at the Rockville facility pending a final determination of its disposition.

In furtherance of the Plan, on April 18, 2005, the Company entered into a non-binding letter of intent to sell the Legacy Business to Maxim Biomedical, Inc. ("Maxim"). Effective May 1, 2005, the Company entered into a manufacturing services and management agreement (the "Agreement") with Maxim pursuant to which Maxim has manufactured, shipped and performed quality control procedures for the Company in connection with the Legacy Business. Under the terms of the Agreement, Maxim hired some of the Company's ex-employees and the Company transferred its inventory to Maxim for use under the Agreement. During the term of the Agreement, the Company remains liable for its Rockville facility and equipment lease obligations; however, it has reduced its other operating expenses through this arrangement. Pursuant to the Agreement, Maxim has the right, but not the obligation, to purchase the assets of the Legacy Business. Although Maxim has notified the Company of its intention to purchase the Legacy Business assets, the terms of such a transaction are still under negotiation. The Company expects that it will classify its Legacy Business operations as a discontinued operation by year-end 2005.

Additionally, during the third quarter of 2005, the Company completed the transition of its corporate headquarters to the Portland, Oregon area, where its research and development operations are also located. During the second quarter of 2005, the Company incurred severance costs for certain personnel terminated at Rockville and accrued severance costs for certain administrative personnel not transitioning to Oregon. During the third quarter, the Company entered into an agreement to sublease its California offices through the July 2007 expiration of the lease on that facility. The Company accrued approximately $535,000 in the second quarter of 2005 for transition-related costs resulting from its restructuring activities. The Company also incurred approximately $1.2 million of expense in the second quarter of 2005 related to the transfer of its inventory to Maxim under the Agreement.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)


Upon successful completion of the transition of the Legacy Business, the Company believes that it will have significantly reduced its monthly operating burn rate as compared with historical levels. If it is unable to complete a sale to Maxim or another purchaser, it may incur costs to decommission the Rockville facilities; on-going facility lease costs at Rockville, until and unless sub-lease opportunities are available, and on-going lease or lease termination costs associated with leased equipment. The Company cannot currently estimate those costs, but it expects that they would increase its cash burn rate in comparison with the sale alternative. Under either scenario, the revenue stream from the Company's Legacy Business products will have been eliminated and it will rely on revenues from the sale of its BED Incidence Test and, following regulatory approvals, from the sale of its HIV-1/2 Rapid Tests internationally.

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

In November 2003, the Company became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (the "Beijing Calypte Joint Venture"), created to market its current and upcoming products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV ("Marr"), the Company's largest stockholder, which holds approximately 27% of our outstanding stock as of September 30, 2005. To date, the operations of the joint venture have not been significant.

During the first three quarters of 2005, the Company incurred a net loss of $8.0 million and its accumulated deficit as of September 30, 2005 was $153 million. As described more completely in Note 5, Notes Payable, during April 2005, the Company entered into two financing arrangements, a convertible note financing and a line of credit facility, that management believes will provide adequate funds to sustain operations at expected levels into 2006. The Company must achieve profitability and sustainable cash flows for its business model to succeed. If sufficient funds are not available from the Company's operations to fund its operations and to enable it to execute its business plan after 2005 or to repay amounts that may be due under the financing arrangements, the Company may need to arrange additional financing, attempt to extend or otherwise modify the terms of the financing arrangements or make other arrangements. There can be no assurance that the Company will be able to do this. Further, there can be no assurance that the Company will be able to achieve expanded acceptance of or realize significant revenues from its potential new products, including its rapid tests. In addition, there is no assurance that the Company will achieve or sustain profitability or positive cash flows in the future. The Company's future liquidity and capital requirements will depend on numerous factors, including successful commercialization of its new rapid tests, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing, obtain regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, actions by the FDA and other international regulatory bodies, and its ability to raise additional capital in a timely manner. Management expects that the Company will be able to raise additional capital; however, it may not be able to obtain additional financing on acceptable terms, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)


The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations and its cash flows for the nine months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the two year period ended December 31, 2004 included in its Form 10-KSB/A (No.2) filed with the SEC on June 27, 2005.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.


(2)   Significant Accounting Policies

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured using the value of the award at the grant date, and recognized over the service period. SFAS No. 123 as amended allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 as amended or under the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees and non-employee directors in accordance with the provisions of APB Opinion No. 25 and Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the periods ended September 30:

                                                                   Three months ended         Nine months ended
                                                                     September 30,              September 30,
                                                                     -------------              -------------
                                                                     2005       2004            2005        2004
                                                                     ----       ----            ----        ----
Net loss, as reported                                            $  (2,976)    $ (3,802)   $  (8,009)    $ (11,087)
Add: Stock-based compensation expense included in reported net
   loss, net of related tax effects                                    122            3          267           266
Less: Stock-based compensation expense determined under fair
   value based method for all awards, net of related tax effects      (199)      (1,386)      (2,565)       (7,809)
                                                                  --------     --------    ---------     ---------
Pro forma net loss                                                $ (3,053)    $ (5,185)   $ (10,307)    $ (18,630)
                                                                  ========     ========    =========     =========

Basic and diluted net loss per share:
As reported                                                       $  (0.02)    $  (0.02)   $   (0.05)    $   (0.07)
Pro forma                                                         $  (0.02)    $  (0.03)   $   (0.06)    $   (0.12)


Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are equivalent for the periods presented. Options and warrants for 81,314,778 shares and 40,519,078 shares were excluded from the computation of loss per share at September 30, 2005 and 2004, respectively, as their effect is anti-dilutive.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)


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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)


(3)   Inventory

Inventory as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                                                     2005             2004
                                                                                     ----             ----
Raw materials                                                                      $   355         $   253
Work-in-process                                                                         63             942
Finished goods                                                                          26             329
                                                                                   -------         -------

Total inventory                                                                    $   444         $ 1,524
                                                                                   =======         =======


(4)   Accounts payable and accrued expenses

Accounts payable and accrued expenses as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                                                     2005             2004
                                                                                     ----             ----
Trade accounts payable                                                            $  1,608        $   1,652
Accrued royalties                                                                      307              355
Accrued salary, severance and vacation pay                                             652            1,192
Accrued interest                                                                       177                9
Accrued consulting contract expenses                                                 1,264              803
Accrued liabilities under intellectual property license agreements                     210            1,686
Due to Maxim Biomedical under Manufacturing Services Agreement                         262                -
Other                                                                                  675              521
                                                                                  --------        ---------
Total accounts payable and accrued expenses                                       $  5,150        $   6,218
                                                                                  ========        =========

(5)   Notes Payable

January 2005 7% Promissory Note On January 14, 2005, the Company issued an unsecured $2,000,000 promissory note to Marr Technologies BV, its largest stockholder, which was funded on January 18, 2005. The promissory note required interest at a rate of 7% per annum and was payable in full no later than March 31, 2005. On March 30, 2005, the Company and Marr agreed to extend the maturity date of the note until April 30, 2005. The Company used $2,000,000 from the proceeds of the April 2005 Private Placement, described below, to repay the promissory note on April 4, 2005.

April 2005 Private Placement On April 4, 2005, when the market price of the Company's common stock was $0.27 per share, the Company concluded a private placement (the "April 2005 Placement") to five institutional investors (the "2005 Investors") of $8,000,000 of Secured 8% Senior Convertible Notes due April 3, 2007 (the "Notes"). The Notes are convertible at $0.30 per share (the "Conversion Price") into 26,666,667 shares of the Company's common stock, subject to anti-dilution adjustments should the Company issue common stock or common stock equivalents for a price less than the Conversion Price, within one year of the issue date of the Notes. The Company also issued to the 2005 Investors Series A common stock purchase warrants (the "Series A Warrants") and Series B common stock purchase warrants (the "Series B Warrants), each exercisable after six months and expiring on April 3, 2010. The Series A Warrants are exercisable to purchase 26,666,667 shares of the Company's common stock at $0.325 per share and the Series B Warrants are exercisable to purchase 12,000,000 shares of the Company's common stock at $0.325 per share. The Series A Warrants provide for anti-dilution and other adjustments of the issuable

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)


shares and the exercise prices thereof should the Company issue common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants, within one year of the issue date of the Series A Warrants. The effectiveness of the anti-dilution adjustments of the Notes and of the Series A Warrants required stockholder approval, which the Company obtained at its Annual Meeting of Stockholders held on June 30, 2005. After a period of 18 months following the issue date of the Notes and if the daily volume weighted average price of its common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, the Company has the right to require the conversion of any unconverted Notes into shares of common stock. After a period of six months following the issue date of the Series B Warrants and if the daily volume weighted average price of its common stock is greater than approximately $0.542 for 20 consecutive trading days and subject to certain trading volume and ownership restrictions, the Company has the right to require the exercise of the Series B Warrants, which would result in gross proceeds to the Company of approximately $3.9 million.

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by accreting the interest to principal, thereby increasing the number of shares of common stock into which the Notes are convertible. Effective July 4, 2005, the Company issued an aggregate of approximately $164,000 of Secured 8% Senior Convertible Notes that are convertible into 545,831 shares of common stock, in payment of quarterly interest (the "July 2005 Interest Notes") on the outstanding principal balance of $8,097,500 of the Notes, including a Note issued to a placement agent, issued on April 4, 2005. The July 2005 Interest Notes have the same terms and conditions, including maturity date and anti-dilution provisions, as the Notes issued on April 4, 2005. The Company did not issue additional warrants in conjunction with the July 2005 Interest Notes.

On September 15 and September 16, 2005, one of the investors in the April 2005 Private Placement converted an aggregate of $177,000 principal amount of Notes into 590,000 shares of common stock. Upon conversion, the Company wrote off to interest expense the proportional share of deferred offering costs and note discount attributable to the amount of the Notes converted.

In addition to repaying the January 2005 7% Promissory Note described above, the Company intends to use the remainder of the proceeds from the issuance of the Notes for general working capital purposes as well as for the commercialization of its rapid tests for HIV-1/2 diagnosis. On June 27, 2005, the Company filed a registration statement for the resale of the shares of common stock underlying the Notes, the Series A Warrants, the Series B Warrants and additional Notes which may be issued in payment of interest. The registration statement became effective on July 1, 2005.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)


The Company determined that, in addition to the anti-dilution provisions contained in the Notes, the Notes include a beneficial conversion feature. As a result of the anti-dilution provisions, however, the Notes are not considered conventional convertible debt under the provisions of Emerging Issues Task Force
(EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company further determined that the conversion feature is subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the fair value of the derivative was accounted for at inception as a discount to the face value of the Notes and a corresponding liability, and will be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At April 4, 2005, the date the Notes were issued, the Company valued the derivative at approximately $5,330,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.57%, a risk-free interest rate of 3.34%, an expected dividend rate of 0.00%, and a 90%
probability of completing an additional round of equity financing during the one-year term of the derivative. As a result of changes in the market price of the Company's stock between April 4, 2005 and September 30, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's valuation of the derivative decreased to approximately $3,500,000, with the change in valuation being recorded as a credit to interest expense. The value of the derivative at September 30, 2005 was again determined using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 105.72%, a risk-free interest rate of 4.01%, an expected dividend rate of 0.00%, and a 50% probability of completing an additional round of equity financing during the remaining term of the derivative.

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


The July 2005 Interest Notes contain the same beneficial conversion and anti-dilution features included in the Notes that were treated as an embedded derivative. Accordingly, the fair value of the July 2005 Interest Notes derivative was accounted for at inception as a discount to the face value of the July 2005 Interest Notes and a corresponding liability, and will be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At July 4, 2005, the date the Notes were issued, the Company valued the derivative at approximately $77,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.08%, a risk-free interest rate of 3.79%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the remaining term of the derivative. As a result of changes in the market price of the Company's stock between July 4, 2005 and September 30, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's valuation of the derivative decreased to approximately $72,000, with the change in valuation being recorded as a credit to interest expense. The value of the derivative at September 30, 2005 was again determined using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 105.72%, a risk-free interest rate of 4.01%, an expected dividend rate of 0.00%, and a 50% probability of completing an additional round of equity financing during the remaining term of the derivative.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)


Refer to Note 7, Subsequent Events, regarding additional Notes issued in payment of interest on October 4, 2005.

$5.5 Million Credit Facility On April 4, 2005, the Company also entered into a line of credit (the "2005 Credit Facility") with Marr, pursuant to which, at any time prior to December 31, 2005, the Company may borrow up to $5.5 million by issuing promissory notes bearing interest at the rate of 9% per annum (each, a "Promissory Note"). The Company may borrow up to a maximum of $1,500,000 per Promissory Note, in increments of $500,000. No more than one Promissory Note can be issued in any 30-day period. The issuance of a Promissory Note requires unanimous written approval of the Company's Board of Directors. Marr has two representatives currently serving on the Company's Board of Directors. The maximum amount the Company may borrow under the 2005 Credit Facility shall be reduced dollar for dollar by the net amount of any funds it receives from equity financings consummated after April 4, 2005. Each Promissory Note will have a 12-month term, at which time principal and accrued interest will be due in full; however, any outstanding principal and accrued interest shall be payable in full upon the May 31, 2006 expiration of the 2005 Credit Facility.

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

(6)   Stockholders' Deficit

Amendment of Anti-Dilution Provisions of 2004 PIPEs The April 2005 Placement described in Note 6 would have triggered the anti-dilution rights (the "2004 Anti-dilution Rights") of the investors (the "2004 Investors") in the Company's two private placements concluded on May 28, 2004 and July 9, 2004 (the "2004 Transactions"), which, if given effect before being approved by the Company's stockholders, would have caused the Company to be in breach of its listing agreement with the American Stock Exchange (the "AMEX"). To satisfy the Company's need to obtain additional working capital in early 2005 while remaining in compliance with the AMEX requirements applicable to the Company, the Company and the 2004 Investors entered into an amendment agreement (the
"Amendment") to revise the 2004 Anti-dilution Rights and grant the 2004 Investors additional rights. Further, the 2004 Investors agreed to subject the applicability of the 2004 Anti-dilution Rights and the effectiveness of the Amendment to approval by the Company's stockholders. The Company's stockholders approved the applicability of the 2004 Anti-dilution rights and the effectiveness of the Amendment at the Annual Meeting of Stockholders held on June 30, 2005. The Amendment modified the terms of the 2004 Transactions to provide for the following cumulative changes in the securities issued to the 2004 Investors: (i) an increase to 7,079,625 (from 6,742,500) in the number of shares of common stock to be issued, as a result of the April 2005 Placement, pursuant to the 2004 Anti-dilution Rights; (ii) an increase, as a result of the April 2005 Placement, in the number of shares issuable upon exercise of the warrants issued in the 2004 Transactions (the "2004 Warrants") to purchase
1,253,177 (from 1,193,501) shares of common stock, at an exercise price of $0.325 (reduced from $0.45) per share of common stock; and (iii) an adjustment, as a result of the April 2005 Placement, of the $0.50 per share exercise price of the 2004 Warrants issued in the 2004 Transactions to $0.45 per share. The Company issued the additional shares of common stock and warrants and re-priced the 2004 Warrants on June 30, 2005 following stockholder approval. The issuance of the additional anti-dilution shares and warrants resulted in the reclassification of the 2004 Anti-dilution Obligation of an aggregate of approximately $1,214,000 from liability to equity on the balance sheet at June 30, 2005. The Company determined at June 30, 2005 that no additional liability was required for the probability of completing any additional equity financing to which the anti-dilution provisions of the July 9, 2004 transaction would be applicable. On July 8, 2005, the Company filed a registration statement for the resale of the common stock and warrants issued to the 2004 Investors on June 30, 2005.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)


Warrants, options and stock grants

During the first nine months of 2005, the Company issued stock grants for approximately 577,000 shares of its common stock to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense and prepaid expense of approximately $172,000.

During the first nine months of 2005, the Company issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 1,504,365 shares of its common stock as partial compensation for these services. These options were non-forfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:

                                                                Low         High
                                                                ---         ----

      Exercise price per share                                  $0.14      $0.34
      Market price of Calypte's stock on date of issuance       $0.14      $0.34
      Assumptions:
         Expected dividend yield                                 0.0%       0.0%
         Risk free rate of return                               3.65%      4.34%
         Contractual life                                     5 years   10 years
         Volatility                                           204.94%    245.07%
      Fair Market Value                                         $0.14      $0.34


Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company has recognized non-cash selling, general and administrative expense in the amount of approximately $267,000 attributable to these options at the date of grant in 2005. During September 2005, one of the consultants exercised an option to purchase 857,143 shares of the Company's stock at $0.14 per share and the Company received proceeds of $120,000.

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

(7)   Subsequent Events

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004
                                   (unaudited)

Issuance of 8% Notes in payment of interest The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective October 4, 2005, the Company issued an aggregate of approximately $168,000 of Secured 8% Senior Convertible Notes in payment of quarterly interest (the "October 2005 Interest Notes") on the outstanding principal balance of $8,097,500 of the Notes, including a Note issued to a placement agent issued on April 4, 2005 and on the July 2005 Interest Notes. The October 2005 Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005 and the July 2005 Interest Notes. The Company did not issue additional warrants in conjunction with the October 2005 Interest Notes.

Management Changes On September 29, 2005, J. Richard George, Ph.D. resigned as the Company's President and Chief Executive Officer. Dr. George remains affiliated with the Company in an advisory role. On October 5, 2005, the Company's board of directors appointed its Chairman, Roger I. Gale, as interim Chief Executive Officer. Mr. Gale was appointed to the Company's Board of Directors and elected Chairman in November 2004.

On October 3, 2005, Richard D. Brounstein ceased to hold the position of the Company's Chief Financial Officer. Mr. Brounstein will continue as the Company's Executive Vice President. Effective October 3, 2005, the Company promoted Theodore R. Gwin to the position of Chief Financial Officer, replacing Mr. Brounstein. Mr. Gwin has served as the Company's Controller since April 2005.

On October 3, 2005, Richard R. Van Maanen resigned as Vice President-Operations and International Business Development, effective October 7, 2005.

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

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of November 11, 2005, and Calypte undertakes no duty to update this information. Should events occur subsequent to November 11, 2005 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 30 of this Form 10-QSB.

Overview and Outlook

Our focus is on the development and commercialization of our new test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood, oral fluid and urine samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests") and the commercialization of the HIV-1 BED Incidence EIA on a worldwide basis.

In an effort to reduce our cash burn rate and prolong the resources acquired in our April 2005 Placement, in April 2005 we announced our plans to restructure our business (the "Plan") under which we have consolidated our operations and focused our capital resources on the global commercialization of these tests. As part of the Plan, we have discontinued our production of our HIV-1 urine EIA and supplemental HIV-1 Western Blot serum and urine diagnostic tests (the "Legacy Business").

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In furtherance of the Plan, effective May 1, 2005, we entered into a manufacturing services and management agreement (the "Agreement"), as discussed in Note 1 of the unaudited financial statements, with Maxim Biomedical, Inc. ("Maxim") pursuant to which Maxim has manufactured, shipped and performed quality control procedures for us in connection with the Legacy Business. Maxim has hired some of our ex-employees and we transferred our Legacy Business inventory to Maxim for its use in performing its obligations at our Rockville, Maryland facility. We are obligated to maintain and continue to pay our real property lease, equipment lease and intellectual property license obligations. Revenues received from sales of the Legacy Business products during the term of the Agreement have been deposited in a bank account maintained by Calypte. We remit these proceeds to Maxim weekly. We have invoiced Maxim for our monthly operating expenses associated with the Legacy Business, including the real property and equipment rental amounts and license fees to operate the Legacy Business. The amount of revenues we remit to Maxim in excess of the operating expenses for which Maxim reimburses us represents Maxim's management fee for performing its obligations under the Agreement. While we remain liable for our real property and equipment lease obligations under the terms of the Agreement, we have reduced our other operating expenses through this arrangement. During the second quarter of 2005, we recognized approximately $1.2 million of expense related to the transfer of Legacy Business inventory to Maxim under the terms of the Agreement.

Pursuant to the terms of the Agreement, Maxim has the right, but not the obligation, to purchase the assets of the Legacy Business. Maxim has advised us of its intent to acquire the Legacy Business assets and we are negotiating with Maxim in an effort to complete a definitive agreement for the sale of the Legacy Business. Should we be unable to complete a definitive agreement with Maxim, we may investigate other opportunities to sell the Legacy Business.

By year-end 2005, we expect to complete the sale of the Legacy Business. If we are unable to complete a sale transaction, we may incur costs to decommission the Rockville facilities; on-going facility lease costs, until and unless sub-lease opportunities are available and on-going lease or lease termination costs associated with leased equipment. We cannot currently estimate those costs, but we expect that they will increase our cash burn rate in comparison with the sale alternative. Upon completion of the anticipated sale, we will have eliminated the revenue stream from our Legacy Business products and we will rely on sales of our BED Incidence tests and, following regulatory approvals, of our rapid tests internationally for our future revenue stream.

In early August 2005, we also closed our Pleasanton office and relocated the administrative functions to a new headquarters facility we have leased in Lake Oswego, Oregon, a suburb of Portland, near where our research and development staff is presently based. In the second quarter of 2005, we accrued approximately $348,000 of transition-related severance expense for certain Pleasanton-based administrative personnel not transitioning to Oregon and approximately $188,000 in lease obligation costs for the California offices through July 2007. During the third quarter of 2005, we subleased the Pleasanton office, and we will reverse the accrual as an offset to rent expense as sublease rents are realized.

We believe that the geographic consolidation of our domestic operations and the termination of our Legacy Business will improve our operational efficiency, decrease our cash burn and permit us to concentrate on expediting the procedures necessary to commercialize our rapid tests internationally and thereby begin the process of building the revenue stream necessary to support our operations and achieve our financial objective of sustained profitable operations and increased stockholder value.


Trends, Events and Uncertainties

Legacy Business Of the $2,107,000 in revenue we recorded for the first nine months of 2005, approximately $292,000 was attributable to sales of our BED Incidence test. The balance, or approximately 86%, of our revenue was attributable to sales of our Legacy Business products. As a result of our Plan, we expect that by year-end 2005 we will have phased out sales of the Legacy Business products for our own account.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

BED Incidence Test In April 2004, the United States Centers for Disease Control and Prevention ("CDC") granted us a worldwide, non-exclusive license to use technologies it had developed to manufacture and commercialize a serum enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that have occurred within approximately the last 6 months in a subject population. Sales of our BED incidence test began in the fourth quarter of 2004. Demand for and sales of this product are increasing, both domestically from the CDC, and internationally, primarily from countries where the CDC has conducted "train the trainer" workshops in the applications for this unique epidemiological surveillance product. Third quarter 2005 revenue from the sale of this test grew by 86% compared to sales in the second quarter and we expect sales to continue to expand into 2006. Additionally, we plan to introduce a new version of the BED incidence test that will permit the use of dried blood spot samples, an alternative to the whole blood samples currently required for the test. Dried blood spot sampling has a long history in HIV testing and has advantages over whole blood samples, including ease of collection through fingersticks, no requirement for refrigerated sample shipping, and the ability to archive the sample on filter paper. We believe that this alternative sample will further increase the market for our BED incidence test. Further, we have begun the research on a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement with the CDC. We plan to file the appropriate IDE applications with the US FDA for diagnostic versions of the incidence test.

Rapid Tests We expect that our future revenues will be derived primarily from the sale of our HIV-1/2 rapid tests. Our focus for 2005 and 2006 remains on commercializing those tests, initially in a dipstick-format and produced in Thailand, from which we believe we can source certain African and southeast Asian markets. We plan to supply the Chinese market with product manufactured locally, in conjunction with our Chinese joint venture operation. In all markets, commencement of rapid test sales is contingent upon the successful completion of clinical trials followed by the required regulatory approvals coupled with successful technology transfer and scale-up of manufacturing operations. Rapid test revenues in 2005 will not be significant. We have received small stocking orders from distributors in our initial target markets of Africa.

In China, we have completed the clinical trials on our HIV rapid tests that were conducted by the National Center for AIDS/STD Control and Prevention of the Chinese CDC. The trials involved approximately 1,500 subjects. Based on the results of the trials, we believe that the performance of each of our three rapid tests was sufficient to make them approvable; however, the performance of the urine test was not as robust as that of the blood or oral fluid tests. Since our oral fluid test has consistently performed well in clinical trials and the Chinese SFDA has expressed an interest in alternative fluid testing, we have decided to initially submit only our oral fluid HIV test for approval by the Chinese SFDA. We are in the process of preparing that application for submission to expedite the development of a revenue stream in China. Beijing Calypte, our joint venture with Marr Technologies Asia Limited ("Marr Asia"), an affiliate of Marr Technologies BV, our largest stockholder, will manage the Chinese oral fluid test product launch. There are several large markets in China, including a publicly announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion person population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

We believe that urine is also a valuable alternative to blood testing and has a definite place in HIV testing. Further, we have received verbal guidance from the SFDA that the urine rapid test is desirable and approvable. We plan to submit an application for marketing approval of our urine rapid test once we have strategically determined the appropriate path for getting it on the Chinese market.

In conjunction with our efforts to secure Chinese manufacturing facilities and capacity for our rapid tests, we learned that a small biological diagnostics manufacturing company, possessing full GMP certification, was for sale. By acquiring rights to this facility through a joint venture with Marr, we would also acquire rights to the approvals and certifications that this company already possesses, significantly reducing our projected time to market. To this end, the Chinese company has entered into a lease arrangement with Beijing Calypte that allows Beijing Calypte to occupy its facility and begin preparation for manufacturing before the acquisition documents have been finalized and signed. The Chinese company has ceased its operations and turned the facility over to Beijing Calypte, whose manufacturing equipment has been delivered to the factory. We expect that we will be ready to begin manufacturing as soon as we have received SFDA approval. Furthermore, this Chinese company has a blood rapid HIV-1/2 test that is already fully approved by the SFDA and being sold in China. Accordingly, we are evaluating alternatives with respect to introducing our HIV rapid blood test in China and have elected not to proceed with a submission based on the results of our clinical trial at this time.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We have successfully completed the regulatory approval process for our blood, oral fluid and urine rapid tests in Uganda. We have completed clinical trials of our rapid blood test in South Africa and intend to commence clinical trials of our oral fluid and urine rapid tests there shortly. We are in the process of evaluating registration requirements for all three of our rapid tests in India with the objective of commencing product evaluations there. We have begun to develop distribution channels and plan to conduct additional trials in several African countries. The regulatory approval process will be on-going for the foreseeable future. We are largely targeting countries which have been selected for funding by PEPFAR, the $15 billion President's Emergency Plan for AIDS Relief, and currently have representation in seven of the twelve African countries and in Vietnam, the only Asian country, on the PEPFAR list. While there are different regulations and customs in each foreign country, we believe that the regulatory process in the PEPFAR countries can generally be completed within a few months.

Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID and CDC. We do not currently have a USAID waiver nor do we have the requisite data to complete our applications at this time. However, it is our intention to pursue a USAID Waiver as soon as we have compiled the required data in terms of "manufacturer's claims" and independent trials. Our China and pending African trials could be sources of data adequate in quantity and performance to achieve this goal. We believe that obtaining a USAID waiver is an important milestone in facilitating international sales of our rapid tests.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

         o  Inventory  Valuation  We  adjust  the  value  of our  inventory  for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since we have historically incurred negative gross profit on an annual basis, and have had high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. As a result of our restructuring and our obligations under the manufacturing services agreement with Maxim, we incurred approximately $1.2 million in expense during the second quarter of 2005 related to the transfer of Legacy Business inventory to Maxim. At September 30, 2005, our inventories consisted of only BED incidence test and HIV-1/2 rapid test materials and finished products.
         o Deferred Tax Asset Realization We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.
         o Classification of Financial Instruments with Characteristics of both Liability and Equity The Company accounts for financial instruments that it has issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, the Company further applies the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivitave Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity. The Company evaluates each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist in its detemination of the appropriate classification.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Results of Operations

The following represents selected financial data (in thousands):

                                                          Three months ended             Nine months ended
                                                             September 30,                 September 30,
                                                     ------------------------------------------------------------
                                                          2005            2004           2005           2004
                                                          ----            ----           ----           ----
Total revenue                                          $     648        $    361       $  2,107       $  2,242
Product costs                                                940           2,095          4,226          5,088
                                                       ---------        --------       --------       --------

   Gross Margin                                             (292)         (1,734)        (2,119)        (2,846)

Operating expenses:
   Research and development                                  405             509          1,877          1,623
   Selling, general and administrative                     1,095           1,487          4,555          5,834
                                                       ---------        --------       --------       --------
     Total operating expenses                              1,500           1,996          6,432          7,457
                                                       ---------        --------       --------       --------

   Loss from operations                                   (1,792)         (3,730)        (8,551)       (10,303)

Interest income (expense), net                            (1,067)             79            751           (451)

Other income (expense)                                      (117)           (151)          (207)          (331)
                                                       ---------        --------       --------       --------

   Loss before income taxes                            $  (2,976)       $ (3,802)      $ (8,007)      $(11,085)
                                                       =========        ========       ========       ========

Results of Operations

Three months ended September 30, 2005 and 2004

Our revenue for the third quarter of 2005 totaled $648,000 compared with $361,000 for the third quarter of 2004, an increase of $287,000 or 79%.

Legacy Business Sales Revenue from the sale of our urine EIA screening tests increased by $31,000 or 22% to $170,000 in the third quarter of 2005 compared with $139,000 in the third quarter of 2004. Sales of our urine EIA screening test to domestic life insurance reference laboratories accounted for 97%, 93% and 96% of screening test revenue for the third quarter of 2005, third quarter of 2004 and the year 2004, respectively. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 3% to 60% during the third quarter of 2005, from 36% to 64% in the third quarter of 2004 and from 23% to 50% for the full-year 2004. LabOne was the largest customer in the third quarter of 2005 and for the full-year 2004; Clinical Reference Laboratory was the largest customer in the third quarter of 2004 and second largest in the other periods. Sales of the EIA and the related urine Western Blot supplemental test had slowed in comparison to 2004 levels earlier in 2005, pending FDA approval of the transfer of our EIA manufacturing operations from California to Maryland. Sales of EIA screening tests resumed late in the third quarter of 2005 upon receipt of FDA approval.

Domestic screening and supplemental urine test sales through the direct diagnostic channel, as well as international sales of both products, were insignificant during the third quarter in both 2005 and 2004.

Third quarter 2005 serum Western Blot sales increased by 45% or approximately $87,000 compared with 2004 levels, from $194,000 in the third quarter of 2004 to $281,000 in the third quarter of 2005. We sell this product primarily to individual blood banks and similar testing entities, whose order patterns vary based on third party utilization of their services, project funding considerations or other variables. A portion of the third quarter 2005 increase results from sales to our new distributors in Africa. There is only one other domestic manufacturer of an FDA-approved serum Western Blot supplemental HIV-1 test.

Sales of the Legacy Business products discussed above occurred under the terms of a manufacturing services agreement with Maxim which became effective May 1, 2005. Assuming we either complete a sale of the Legacy Business to Maxim or another party or terminate Legacy Business operations at Rockville in the absence of a sale, we expect that by year-end 2005, we will no longer record sales of these products for our account and will reclassify their results of operations as discontinued operations.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Sales from Continuing Operations Sales of our BED incidence test began in the fourth quarter of 2004 and accounted for $165,000 or approximately 25% of third quarter 2005 revenue. Sales of this product continue to increase both internationally and domestically. Third quarter 2005 sales increased by 86% compared with second quarter 2005 sales.

Sales of our HIV-1/2 rapid tests are just beginning internationally and are insignificant to-date.

The following table summarizes the Company's sales revenues by product for the third quarter of 2005 and 2004.

                                               2005               2004
                                              -----               ----

     Urine EIA screening test                   26%                39%
     Western Blot supplemental tests            43%                58%
     BED Incidence test                         25%                 -%
     All other                                   6%                 3%
                                              -----               ----

     Total                                     100%               100%
                                              =====               ====

Of customers accounting individually for more than 10% of our product sale revenues, one reference lab customer accounted for 15% of our product sales revenues in the third quarter of 2005 and two reference lab customers accounted for an aggregate of 40% of our product sale revenues in the third quarter of 2004.

Gross margin improved from a loss of $1,734,000 (-480% of sales) in 2004 to a loss of $292,000 (-45% of sales) in 2005 primarily as a result of transition costs attributable to our Legacy Business in both years. Under the terms of the manufacturing services agreement with Maxim, our gross margin on the Legacy Business has been significantly reduced compared with the higher labor and overhead costs incurred during the third quarter of 2004, when we were manufacturing the Western Blot products at Rockville, Maryland and transitioning the EIA manufacturing processes there, following our second quarter closure of our Alameda, California EIA screening test manufacturing facility. Additionally, the increase in sales of our BED incidence tests has improved our gross margin.

Research and development costs decreased by $104,000 or 20%, from $509,000 in 2004 to $405,000 in 2005. The decrease reflects the elimination of our former R&D staff and related operations at Rockville in response to the implementation of our business restructuring. We continued to incur travel and other costs related to the transfer of our manufacturing technology to Thailand and China and for various international clinical trials of our rapid tests during the third quarter of 2005. We also incurred costs related to the transfer of technology for our BED incidence test to a contract manufacturer in the Portland, Oregon area in the third quarter of 2005.

Selling, general and administrative costs decreased by $392,000 or 26%, from $1,487,000 in 2004 to $1,095,000 in 2005. The primary components of the decrease include the following:

      o a decrease of approximately $150,000 in selling expenses, primarily due to the reduction in outside consultant expenses;

      o a reduction of approximately $175,000 in compensation and travel and entertainment expenses primarily related to the elimination of the position of Executive Chairman in the fourth quarter of 2004 as well as the elimination of the former Rockville and Pleasanton administrative staff.

Our loss from operations for the third quarter of 2005, at $1,792,000, reflects a 51% decrease compared with the $3,730,000 loss reported for the third quarter of 2004.

We recorded net interest expense of $1,067,000 for the third quarter of 2005 compared with $79,000 of interest income in the third quarter of 2004 principally due to the accounting for the derivative and anti-dilution obligations of our recent financings which are required to be adjusted to their fair value at each balance sheet date with the change in value being recognized in interest expense. The table below summarizes the components of interest expense (in thousands):

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                      2005           2004     Increase/(decrease)
                                                                     -------       -------   -------------------
Interest on debt instruments paid or payable in cash                 $    24       $     5         $    19
                                                                      ------       -------         -------

Non-cash expense composed of:
   Accrued interest on 8% Senior Convertible Notes (to be
     paid by issuing additional Notes)                                   166             -             166
   Amortization and proportional write-off upon conversion of
     note and debenture discounts and deferred offering costs            597             7             590
   Liquidated damages due to delayed registration of shares
     underlying convertible securities                                     -          (125)            125
   Expense attributable to warrants issued in conjunction
     with $0.5 million capital lease agreement                             -            20             (20)
   Mark to market adjustment of derivative  and anti-dilution
     obligations arising from the April 2005 financing                   263             -             263
   Expense attributable to dividends on mandatorily
     redeemable Series A preferred stock                                  30            30               -
                                                                     -------       -------         -------
Total non-cash items                                                   1,056           (68)          1,124
                                                                     -------       -------         -------

Total interest (income) expense                                        1,080           (63)          1,143

Interest income                                                          (13)          (16)              3
                                                                     -------       -------         -------

Net interest (income) expense                                        $ 1,067       $   (79)        $ 1,146
                                                                     =======       =======         =======


Nine months ended September 30, 2005 and 2004

Our revenues for the first three quarters of 2005 totaled $2,107,000 compared with $2,242,000 for the first three quarters of 2004, a decrease of $135,000 or 6%.

Legacy Business Sales Revenue from the sale of our urine EIA screening tests decreased by $473,000 or 35% to $877,000 in 2005 compared with $1,350,000 in
2004. Sales of our urine Western Blot supplemental test are insignificant and generally follow a sales pattern similar to that of the screening test. Sales of our urine EIA screening test to domestic life insurance reference laboratories accounted for 97%, 96% and 96% of screening test revenue for the first three quarters of 2005, first three quarters of 2004 and the year 2004, respectively. We sold our screening tests to three life insurance reference laboratories during each of those periods. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 17% to 62% during the first three quarters of 2005, from 21% to 54% in the first three quarters of 2004 and from 23% to 50% for the full-year 2004, with LabOne being the largest customer in each period. Sales of the screening tests to the reference labs for the first three quarters of 2005 decreased by $447,000 or 34% compared with sales in the first three quarters of 2004. All of our reference lab customers increased their EIA screening test purchases in anticipation of the mid-2004 closure of our Alameda, California EIA test manufacturing facility and transfer of EIA manufacturing to our Rockville, Maryland facility. Purchases by the labs continued to lag behind historical levels in both the first and second quarters of 2005 and through most of the third quarter of 2005. With the late-third quarter FDA approval of the Rockville facility as the EIA manufacturing facility and the availability of longer-dated product, sales returned to more normal levels late in the third quarter of 2005.

Domestic urine screening and urine supplemental test sales through the direct diagnostic channel, as well as international sales of both products, were insignificant during the first three quarters of both 2005 and 2004.

Sales of the serum Western Blot for the first three quarters of 2005 decreased by approximately 2% or $12,000 compared with 2004 levels, from $782,000 in the first three quarters of 2004 to $770,000 in the first three quarters of 2005. We sell this product primarily to individual blood banks and similar testing entities, whose order patterns vary based on third party utilization of their services, project funding considerations or other variables. There is only one other domestic manufacturer of an FDA-approved serum Western Blot supplemental HIV-1 test. During the first three quarters of 2005, we also sold $45,000 of HIV-1 viral lysate, a component we use in manufacturing our Western Blot tests. Such sales occur only sporadically and there were no similar sales of significance in the first three quarters of 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Assuming we either complete a sale of the Legacy Business to Maxim or another party or terminate Legacy Business operations at Rockville in the absence of a sale, we expect that by year-end 2005, we will no longer record sales of these products for our account and will reclassify their results of operations as discontinued operations.

Sales from Continuing Operations Sales of our BED incidence test began in the fourth quarter of 2004 and revenues from both domestic and international sales totaled $292,000 during the first three quarters of 2005, accounting for 14% of our total revenues. International sales of our HIV-1/2 rapid tests are insignificant to-date.

The following table summarizes the Company's sales revenues by product for the first three quarters of 2005 and 2004.


                                                     2005                2004
                                                     ----                ----

     Urine EIA screening test                          42%                60%
     Western Blot supplemental tests                   38%                38%
     BED Incidence test                                14%                 -%
     All other                                          6%                 2%
                                                      ----               ----

     Total                                            100%               100%
                                                      ----               ----

Of customers accounting individually for more than 10% of our product sale revenues, one reference lab customer accounted for approximately 25% of our product sales revenues in the first three quarters of 2005 and three reference lab customers accounted for an aggregate of 58% of our product sale revenues in the first three quarters of 2004.


Gross margin decreased from a loss of $2,846,000 (-127% of sales) in 2004 to a loss of $2,119,000 (-101% of sales) in 2005. Substantially all costs in both years relate to our Legacy Business products. As noted previously, the difference in gross margin between periods relates primarily to transitional costs related to that business, including the closure of our Alameda manufacturing facility in 2004 and the manufacturing services agreement with Maxim, pursuant to which we recognized expense of approximately $1.2 million for the transfer of inventory to Maxim during 2005.

Research and development costs increased by $254,000 or 16%, from $1,623,000 in 2004 to $1,877,000 in 2005. The increase is due primarily to various international clinical trials and transfer of technology in Thailand and China associated with the development and commercialization of our HIV rapid tests, including personnel-related costs, travel expenses, consultant expenses, and costs to acquire specimens and provide product prototypes for clinical trials. These costs are offset by decreased expenses during the third quarter of 2005 resulting from the termination of research and development personnel and activities in Rockville.

Selling, general and administrative costs decreased by $1,279,000 or 22%, from $5,834,000 in 2004 to $4,555,000 in 2005. The primary components of the decrease include the following:

         o a reduction of over $1 million in expense including $575,000 of severance and stock option compensation expense, of which $225,000 was non-cash, related to the January 2004 resignation of the company's former president, as well as the elimination of salary and travel and entertainment expense paid to or on behalf of the former Executive Chairman of the company, whose position was not replaced upon his resignation in November 2004;

         o a decrease of approximately $400,000 in costs associated with consultants and other service providers, of which over half is non-cash, recorded in connection with the issuance of warrants, options and stock grants; offset by

         o a net increase of approximately $250,000 of restructuring accruals for the closure of the Pleasanton office operations in 2005 and the Alameda manufacturing facility in 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Our loss from operations for the first three quarters of 2005, at $8,551,000, reflects a 17% decrease compared with the $10,303,000 loss reported for the first three quarters of 2004.

We recorded net interest income of $751,000 for the first three quarters of 2005 compared with $451,000 of interest expense in the first three quarters of 2004 principally due to the accounting for the derivative and anti-dilution obligations of our recent financings which are required to be adjusted to their fair value at each balance sheet date with the change in value being recognized in interest expense. The table below summarizes the components of interest expense (in thousands):

                                                                       2005           2004    Increase/(Decrease)
                                                                       ----           ----    -------------------
Interest on debt instruments paid or payable in cash                 $    98        $    67        $    31
                                                                     -------        -------        -------

Non-cash expense composed of:
   Accrued interest on 8% Senior Convertible Notes (to be
     paid by issuing additional Notes)                                   332              -            332
   Amortization and proportional write-off upon conversion
     of note and debenture discounts and deferred offering
     costs                                                               953             73            880
   Liquidated damages due to delayed registration of shares
     underlying convertible securities                                     -           (205)           205
   Expense attributable to warrants issued in conjunction
     with modifying the 2003/2004 Marr Credit Facility                     -            402           (402)
   Expense attributable to warrants issued in conjunction
     with the 2005 Marr Credit Facility                                   71              -             71
   Expense attributable to warrants issued in conjunction
     with the 2004 Anti-dilution obligation                               81              -             81
   Expense attributable to maturity extension on convertible
     debentures issued to Mercator group                                   -             27            (27)
   Mark-to-market adjustment of derivative and anti-dilution
     obligations arising from the April 2005 financing                (1,834)             -         (1,834)
   Mark-to-market adjustment of anti-dilution obligation
     arising from May and July 2004 equity financing                    (506)             -           (506)
   Expense attributable to warrants issued in conjunction
     with $0.5 million capital lease agreement                             -             20            (20)
   Expense attributable to dividends on mandatorily
     redeemable Series A preferred stock                                  90             90              -
                                                                     -------        -------        -------
Total non-cash items                                                    (813)           407         (1,220)
                                                                     -------        -------        -------

Total interest (income) expense                                         (715)           474         (1,189)

Interest income                                                          (36)           (23)           (13)
                                                                     -------        -------        -------

Net interest (income) expense                                        $  (751)       $   451        $(1,202)
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Financing Activities

In April 2005, we concluded the April 2005 Placement and the $5.5 Million Credit Facility as discussed in Note 5 of the unaudited condensed consolidated financial statements.

We believe that our current cash and borrowing capacity, in conjunction with our implementation of the Plan, will be sufficient to meet our operating requirements and permit us to take advantage of strategic opportunities as they occur into 2006. In 2006, we expect that we will need to arrange additional equity-based financing to fund our operations and make the investments necessary to continue to execute our business plan. The Company must achieve profitability and sustainable cash flows for its business model to succeed. If sufficient funds are not available from our operations to fund our operations and to enable us to execute our business plan after 2005 or to repay amounts that may be due under the financing arrangements, we may need to arrange additional financing, attempt to extend or otherwise modify the terms of the financing arrangements or make other arrangements. There can be no assurance that we will be able to do this. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our potential new products, including our rapid tests. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our new rapid tests, protection of intellectual property rights, costs of developing our new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing, obtain regulatory approvals for our new products, market acceptance of our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and our ability to raise additional capital in a timely manner. Management expects that we will be able to raise additional capital; however, we may not be able to obtain additional financing on acceptable terms, or at all.


Operating Activities

During the three quarters ended September 30, 2005 and 2004, we used cash of $6.5 million and $9.0 million, respectively, in our operations. In both periods, the cash used in operations was primarily for manufacturing our current urine-based HIV-1 ELISA tests, and for research, development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

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

There can be no assurance that our cash on hand at September 30, 2005 of $658,000 and the availability of $5,500,000 under the terms of the existing Credit Facility Agreement will be adequate to sustain our operations at expected levels beyond 2005. Furthermore, any notes we may issue under the Credit Facility Agreement during the remainder of 2005 must be repaid on May 31, 2006. We believe we will need to arrange additional equity-based financing to fund our operations and make the investments necessary to continue to execute our business plan in 2006. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.

In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control, require stockholder approval, and/or trigger anti-dilution protection clauses contained in the Secured 8% Convertible Notes and Series A warrants issued in connection therewith that would result in substantial dilution to our existing stockholders. Further, our outstanding pledges of the rights to our assets as collateral security for our Notes and other indebtedness may inhibit our ability to secure financing in the future. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.


Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

As of September 30, 2005 our trade accounts payable totaled $1.6 million, of which approximately $1.3 million was over sixty days past due. Further, we currently have a number of cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the nine months ended September 30, 2005 and the year ended December 31, 2004 was $8.0 million and $17.3 million; respectively, and our accumulated deficit at September 30, 2005 was $153 million. We expect operating losses to continue into 2006, as we complete the commercialization of our rapid tests, complete our domestic restructuring and international technology transfers, and conduct additional research and development and clinical trials for potential new products.

                Risks Related to the Market for Our Common Stock

Our Registration of a Significant Amount of Our Stock Issuable upon Conversion of Notes or Exercise of Warrants and Eligible for Future Sale May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of our outstanding Notes and warrants (the "April 2005 Private Placement") and in connection with the 2005 Credit Facility, we have recently registered for resale approximately 73 million shares of our common stock, of which approximately 0.6 million shares have been issued and an additional 26 million shares may be issued immediately upon the conversion of our 8% Convertible Notes, approximately 39 million shares of which may be issued upon the exercise of our Series A Warrants and Series B Warrants, and the remaining 7 million shares may be issued under fee agreements or as interest on the Notes. Upon the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. The issuance of such shares would increase by approximately 41% the number of shares currently outstanding, essentially all of which are also registered and freely tradable. If investors in the April 2005 Private Placement or other investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms, if and when that becomes necessary.

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

From inception through September 30, 2005, we have issued approximately 180.9 million shares of our common stock and raised approximately $146 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of our common stock from 200 million to 800 million. After considering the share reserves required for the April 2005 Private Placement, we have the ability to issue in excess of 400 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

We May Be Removed From Listing on the American Stock Exchange if We Fail to Meet Continuing Listing Standards.

On June 22, 2005, we received a letter from the American Stock Exchange (the "Amex" or the "Exchange") notifying us that we are not in compliance with certain of the Amex's continued listing standards. Specifically, the Amex noted that we are not in compliance with the standards because we (i) have stockholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years;
(ii) have stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years; and (iii) have stockholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Further, delisting from a major exchange such as the Amex would constitute a default under the terms of the April 2005 Private Placement.


Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we expect to continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2004, we issued approximately 2.1 million shares in payment for consulting services and for the acquisition of intellectual property and equipment. During the first three quarters of 2005, we issued approximately 0.6 million shares and approximately 1.5 million options at market in payment of consulting services. In addition to the potential dilutive effect of issuing a large number of shares or options, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock.


The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.13 per share and as high as $0.49 per share in the twelve months ended September 30, 2005. We believe that some of the factors leading to the volatility include:

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We are in the process of examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act ("SOA"), as required for our Annual Report on Form 10-KSB for the year ending December 31, 2007, or the deadline for compliance, if extended. While we expect to meet the requirements of the SEC's Guidelines under SOA, there can be no assurance that we will do so. In addition, if we fail to maintain the adequacy of our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                          Risks Related to Our Business

We May Not Be Able to Retain Our Key Executives and Other Personnel.

As a result of the restructuring plan we are implementing, a number of our key executives and senior administrative, quality systems and research and development personel and staff left the company rather than transition to the new operation in Oregon when we closed the Rockville and Pleasanton facilities. Further, two of our senior executives recently resigned. As a small company, our success depends on the services of key employees in these positions. Our inability to replace key employees in certain positions as a result of our financial condition or for other reasons could have a material adverse effect on our operations.

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

We currently have the right to use patent and proprietary rights which are material to the manufacture and sale of our urine-based rapid test under a licensing agreement with New York University. We have recently acquired licenses to technologies that we believe are critical to our ability to sell our rapid tests currently being commercialized and other rapid tests that we may plan to develop and/or commercialize in the future. There are numerous patents in the United States and other countries which claim lateral flow assay methods and related devices, some of which cover the technology used in our rapid test products and are in force in the United States and other countries. In the second quarter of 2004, we entered into a non-exclusive sublicense agreement with Abbott Laboratories that grants us worldwide rights related to patents for lateral flow assay methods and related devices. We believe that the acquisition of these rights will enable us to make or sell our rapid test products in countries where these patents are in force. In the third quarter of 2004, we acquired a sublicense from Bio-Rad Laboratories and Bio-Rad Pasteur for patents related to the detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent a small fraction of the known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. We believe that this sub-license agreement makes it possible for us to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets. Additionally, late in 2003 we licensed an antigen necessary for certain of our rapid HIV-1/2 products from Adaltis, Inc., and in the third quarter of 2004, we acquired rights from Ani Biotech for its rapid test diagnostic platform and sample applicator, which we believe is a viable alternative to current lateral flow technologies and with potentially worldwide applicability. The loss of any one of these licenses or challenges to the patents would be detrimental to the commercialization of our rapid tests by delaying or limiting our ability to sell our rapid test products, which would adversely affect our results of operations, cash flows and business.

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

During the nine months ended September 30, 2005 and the year ended December 31, 2004, we incurred $1.9 million and $2.1 million, respectively, in research and development expenses. We expect to continue to incur significant costs as a result of our research and development activities in the future.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Among the critical items we purchase from qualified sole source suppliers are various conjugates, and HIV-positive and HIV-negative urine samples. Any delay or interruption in the supply of these or other sole source components could have a material adverse effect on us by significantly impairing our or our contract manufacturer's ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, if our financial condition impairs our ability to pay for critical components on a timely basis, our suppliers may delay or cease selling critical components to us, which could also restrict our ability to manufacture. We typically do not have long-term supply agreements with these suppliers, relying instead on periodic purchase orders to acquire materials with the result that suppliers could delay or decline to ship components until payment is made in advance or on a COD basis.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

                           Item 1. Legal Proceedings

We had been named as a party to a lawsuit which arose in the ordinary course of business. In October 2005 the lawsuit was dismissed without prejudice. We maintain product liability and general liability insurance policies in amounts that we believe to be reasonable given our current level of business. Although historically we have not had to pay any product liability claims, it is conceivable that we could incur claims for which we are not insured.

Item 2. Unregistered sales of securities and use of proceeds

The following tables summarize our issuance of securities for the most recent three years. All proceeds have been used for general corporate purposes and to facilitate the development and commercialization of our rapid HIV diagnostic tests.

        SUMMARY OF RECENT FINANCINGS - JANUARY 2002 TO NOVEMBER 11, 2005

                                                                           Total
                                                  Gross         Net       Shares
      Financing Source                         Proceeds    Proceeds       Issued

      Bristol 12% Convertible
         Debentures and Warrants                $  562       $  505      1,476.1
      8% Convertible Notes                       3,232        2,594     46,084.3
      Other 2002 Financings                        750          730      2,720.3
      Mercator 12% and 10% Debentures            4,550        3,650     37,529.5
      Marr 2003 Private Placements              12,500       11,900     28,333.3
      May 2004 PIPE (1)                          9,300        8,769     29,353.1
      July 2004 PIPE (2)                         1,488        1,384      4,696.5
      April 2005 8% Convertible Notes
         and Warrants (3)                        8,000        7,667        590.0
                                              --------     --------    ---------

        Total                                 $ 40,382     $ 37,199    150,783.1
                                              ========     ========    =========

(1) Shares issued includes 6,103,125 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

(2) Shares issued includes 976,501 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

(3) We have issued 590,000 shares upon the conversion of $177,000 face amount of the 8% Convertible notes and no shares upon the exercise of the warrants. The remaining notes, subject to anti-dilution provisions through April 3, 2006, are convertible at $0.30 per share into an aggregate of 26,076,667 shares of common stock; the Series A warrants are now exercisable at $0.325 per share to purchase an aggregate of 26,666,667 shares of common stock and the Series B warrants are now exercisable at $0.325 per share to purchase an aggregate of 12,000,000 shares of common stock.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

       DETAIL OF RECENT FINANCINGS - JANUARY 2002 TO NOVEMBER 11, 2005

                                                                                                   Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------       --------      --------       ----          -----         ------------

12% Convertible Debentures and
Warrants
Bristol Investment Fund, Ltd.            Lesser of (i)       $425                     2/11/02          $7.50       1,019.4/ $525
                                            60% of the        100                     5/10/02          $0.90
                                          average of 3        ---
                                                lowest       $525         $468
                                           closing bid
                                         prices for 22
                                                  days
                                             preceding
                                         conversion or
                                             (ii)$1.50

Class A Warrant                          Lesser of (i)        $ 4          $ 4        2/11/02          $7.50           56.7/ N/A
                                            70% of the
                                            average of
                                              lowest 3
                                               trading
                                         prices for 20
                                                  days
                                             preceding
                                         conversion or
                                             (ii)$3.45

Class B Warrant                          Lesser of (i)        $33         $ 33        2/11/02         $ 7.50            400/ N/A
                                                              ---         ----                                          --------
                                            70% of the
                                            average of
                                              lowest 3
                                               trading
                                           pricing for
                                               20 days
                                             preceding
                                         conversion or
                                           (ii) $6.45.
     Total Bristol                                           $562         $505                                     1,476.1/ $525
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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                   Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               -------       --------      --------       ----          -----         ------------

Jason Arasheben                             70% of the      $ 100         $ 90        7/03/02         $8.10        15.8 (4)/ $100
                                          lower of the
                                               average
                                           closing bid
                                              or trade
                                         price for the
                                                5 days
                                             preceding
                                           conversion,
                                          but not less
                                            than $3.00

PIPE at $1.50 per share

Careen Ltd.                                  $1.50 per      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
Caledonia Corporate Group Limited                share      $ 200        $ 200      8/28/02          $ 4.80          225.0/ N/A
                                                            -----        -----                                       ----------

    Total Other 2002 Financings
                                                            $ 750        $ 730                                      2,720.3/ $350
                                                            =====        =====                                      =============


Mercator 12% and 10% Debentures (2)(3)

12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2,000        85% of the      $ 550     $345 (6)        9/12/02         $3.00       4,866.4(4)/$550
total commitment)                           average of
                                          the 3 lowest
Mercator assigned its rights to:               trading
   Alpha Capital AG                         prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                    the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                         trading days
   Goldplate Investment Partners             preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)             conversion        570          570         9/1/03        $0.498         5,181.8/ $570
                                                              ---          ---
                                                   (8)      1,870        1,665
   Dr. Khalid Ahmed                                            50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                                20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc.                                           20           20        10/2/03        $1.310                     -
   Southwest Resource Preservation
     Inc.                                                      40           40        10/2/03        $1.310
                                                           ------       ------                                   ----------------
                                                           $2,000       $1,795                                   18,199.8/ $1,940
                                                           ------       ------                                   ----------------


Mercator Momentum Fund, L.P.                80% of the       $300         $260       10/22/02         $3.90         0/ $300 (7)
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
                                                           ======       ======                                   ================

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                    Calypte           Shares
Financing Type and                         Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                                Feature       Proceeds      Proceeds       Date          Price         Redeemed (3)
------------                               ----------     --------      --------    -----------     -------        ------------

Marr Private Placements

PIPE at $0.30 per share
Marr Technologies B.V. (9)(11)              $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                                share
PIPE at $0.50 per share
Marr Technologies B.V. (9)(11)              $0.50 per      $10,000     $9,600        9/1/03          $0.498            20,000.0
                                                share      -------     ------                                          --------
 Total Marr Private Placements                             $12,500    $11,900                                          28,333.3
                                                           =======    =======                                          ========

May 2004 Private Placement

 PIPE at $0.40 per share (12)(14)               Units
    SF Capital Partners LP                  issued at       $4,000        $3,720       5/28/04        $0.50           12,625.0
    Marr Technologies BV                       $0.40,        3,000         2,910       5/28/04        $0.50            9,468.8
    Proximity Fund LP                       including          500           465       5/28/04        $0.50            1,578.1
    Proximity Partners LP                      shares          500           465       5/28/04        $0.50            1,578.1
    MTB Small Cap Growth Fund              and 5 year          500           465       5/28/04        $0.50            1,578.1
    MTB Multi Cap Growth Fund                 warrant          500           465       5/28/04        $0.50            1,578.1
    Bridges & PIPES LLC                   exercisable          300           279       5/28/04        $0.50              946.9
                                         at $0.50 per       ------       -------                                      --------
       Total May 2004 PIPE                      share       $9,300       $ 8,769                                      29,353.1
                                                            ======       =======                                      ========

July 2004 Private Placement

 PIPE at $0.40 per share (12)(14)               Units
    Sunrise Equity Partners, L.P.           issued at        $ 750          $698        7/9/04       $0.615            2,367.2
    Amnon Mandelbaum                           $0.40,           80            74        7/9/04       $0.615              252.5
    David I. Goodfriend                     including            8             7        7/9/04       $0.615               25.3
    TCMP3 Partners                             shares          150           140        7/9/04       $0.615              473.4
    United Capital Partners, LLC           and 5 year          500           465        7/9/04       $0.615            1,578.1
                                              warrant      -------       -------                                      --------
       Total July 2004 PIPE               exercisable      $ 1,488       $ 1,384                                       4,696.5
                                         at $0.50 per      =======       =======                                      ========
                                               share

April 2005 Secured 8% Convertible
Notes and Warrants (13)
    SF Capital Partners Ltd.                    Notes      $ 4,000        $3,720        4/4/05        $0.27            - /   -
    Marr Technologies BV                  convertible        2,800         2,800        4/4/05        $0.27            - /   -
    Morningtown Limited                  at $0.30 per          450           450        4/4/05        $0.27            - /   -
    Smithfield Fiduciary LLC               share plus          500           465        4/4/05        $0.27         590.0/$177
    Iroquois Master Fund Ltd.                  5 year          250           232        4/4/05        $0.27            - /   -
                                             warrants      -------        ------                                    ----------
                                          exercisable      $ 8,000       $ 7,667                                    590.0/$177
                                            at $0.325      =======       =======                                    ==========
                                            per share

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


       (2) At November 11, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.5 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders claim an earlier transaction date with respect to a conversion of the debentures, which we dispute. Assuming immediate conversion at the earlier, disputed transaction date, the number of shares of common stock issuable would be an aggregate of approximately 0.6 million. While reserving our rights with respect to the number of shares calculated as issuable based on the disputed transaction date, we registered that number of shares of Common Stock in our June 15, 2004 registration statement pending resolution of the dispute.

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

       (12) In conjunction with the May 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 35% of the number of shares purchased by the investor. In conjunction with the July 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 70% of the number of shares purchased by the investor. The shares issued pursuant to the May 2004 PIPE and the July 2004 PIPE and the related warrants for each have an anti-dilution feature that will require us to issue additional shares to the PIPE investors and modify their warrants if we subsequently issue additional equity at a per share price of less than $0.40 for a period of one year from the respective closing dates, except under the provisions of previously outstanding convertible debt, option plans, or option or warrant agreements. See Note (15).

         (13) Under the terms of the purchase agreements, we issued an aggregate of $8.0 million of Secured 8% Senior Convertible Notes having a term of two years and convertible into 26,666,667 shares of common stock at $0.30 per share; Series A warrants to purchase an aggregate of 26,666,667 Warrant Shares, with each Series A warrant exercisable after October 4, 2005 at an exercise price of $0.325 per share and having a 5 year term; and Series B warrants to purchase an aggregate of 12,000,000 Warrant Shares, with each Series B warrant exercisable after October 4, 2005 at an exercise price of $0.325 per share and having a term of 5 years. After a period of 18 months following the closing of the transaction and if the daily volume weighted average price of our common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, we have the right to force the conversion of any unconverted Notes into shares of our common stock. After October 4, 2005 and if the daily volume weighted average price of our common stock is greater than approximately $0.542 for 20 consecutive trading days and subject to certain trading volume restrictions, we have the right to force the exercise of the Series B Warrants, which would result in proceeds to us of approximately $3.9 million.

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

         (14) On April 4, 2005, when the market price of our common stock was $0.27 per share, we and the investors who are parties to securities purchase agreements and warrants dated as of May 28, 2004 or July 9, 2004 (the 2004 PIPEs) agreed to amend the 2004 PIPES with respect to anti-dilution rights granted therein so that they did not become effective unless and until they were approved by our stockholders, which approval we received at our annual meeting of stockholders held on June 30, 2005. In consideration of the amendment, we have issued to each investor in the 2004 PIPES additional shares of common stock and a warrant to purchase additional shares of common stock for no additional consideration from the investor. Additionally, the exercise price of the aggregate of approximately 10.7 million warrants issued in the 2004 PIPEs was reduced from $0.50 per share to $0.45 per share. On June 30, 2005, we issued approximately 7.1 million additional shares of common stock and additional warrants to purchase approximately 1.3 million additional shares of our Common Stock at an exercise price of $0.325 per share under the terms of the amendment.

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

During the first three quarters of 2005, we issued an aggregate of 576,854 shares of our common stock at prices ranging from $0.13 and $0.31 per share to four consultants under the terms of their agreements. Additionally, we issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 1,504,365 shares of our common stock at prices between $0.14 and $0.34 per share as partial compensation for these services. In September 2005, one of the ocnsultants exercised its options to purchase 857,143 shares of our common stock and we received proceeds of $120,000. Additionally, in February 2005, we granted options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share to our Chairman of the Board of Directors pursuant to a consulting contract under which he provided certain strategic and advisory services through July 31, 2005. Under the terms of the severance agreement with our former executive chairman, in January 2005 we issued 1,625,000 shares of our common stock in lieu of $520,000 in cash payments.

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

We did not submit any matters to a vote of security holders during the third quarter of 2005.

Item 5. Other information - Subsequent Events

Issuance of 8% Notes in payment of interest
The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective October 4, 2005, we issued an aggregate of approximately $168,000 of Secured 8% Senior Convertible Notes in payment of quarterly interest (the "October 2005 Interest Notes") on the outstanding principal balance of $8,097,500 of the Notes, including a Note issued to a placement agent issued on April 4, 2005 and on the July 2005 Interest Notes. The October 2005 Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005 and the July 2005 Interest Notes. We did not issue additional warrants in conjunction with the October 2005 Interest Notes.

Management Changes
On September 29, 2005, J. Richard George, Ph.D. resigned as the Company's President and Chief Executive Officer. Dr. George has agreed to remain affiliated with the Company in an advisory role. On October 5, 2005, our board of directors appointed its Chairman, Roger I. Gale, as interim Chief Executive Officer. Mr. Gale was appointed to our Board of Directors and elected Chairman in November 2004.

On October 3, 2005, Richard D. Brounstein ceased to hold the position of Chief Financial Officer. Mr. Brounstein will continue as our Executive Vice President. Effective October 3, 2005, we promoted Theodore R. Gwin to the position of Chief Financial Officer, replacing Mr. Brounstein. Mr. Gwin has served as our Controller since April 2005.

On October 3, 2005, Richard R. Van Maanen resigned as Vice President-Operations and International Business Development, effective October 7, 2005.


Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits


       10.164 Agreement effective September 1, 2005 between the Company and Marr Technologies Asia Limited describing the rights, duties and obligations of the shareholders of Beijing Calypte Biomedical Technology Ltd., a corporation organized in the Peoples' Republic of China

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K filed during the third quarter of 2005 and thereafter through November 11, 2005.

     Form 8-K regarding Item 1.01 Entry into a Material Definitive Contract - filed September 8, 2005 - Announcing the Company's agreement with Marr Technologies Asia Limited to define the respective rights, duties and obligations of the parties in connection with the ownership and operation of Beijing Calypte Biomedical Technology Ltd. ("Beijing Calypte"), a joint venture entity created in the Peoples' Republic of China.

     Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers;
         Election of Directors; Appointment of Principal Officers - filed October 6, 2005 - Announcing the appointment of Roger I Gale as the Company's interim Chief Executive Officer and Theodore R. Gwin as Chief Financial Officer and other management changes, including the Company's press release dated October 6, 2005.

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


                                         CALYPTE BIOMEDICAL CORPORATION
                                         (Registrant)




Date:    November 14, 2005               By:     /s/ Theodore R. Gwin
                                              ------------------------

                                         Theodore R. Gwin
                                         Chief Financial Officer
                                         (Principal Accounting Officer)