Form 10KSB
period 2005-12-31
CALYPTE BIOMEDICAL CORP
filed 2006-03-31
CIK 899426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

(Mark One)

[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       or

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission file number: 000-20985

                                -----------------

                         CALYPTE BIOMEDICAL CORPORATION
                 (Name of small business issuer in its charter)


           DELAWARE                                          06-1226727
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

5 Centerpointe Drive, Suite 400, Lake Oswego, OR                97035
    (Address of principal executive offices)                  (Zip Code)

                    Issuer's Telephone Number: (917) 204-0282

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.03 par value per share

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      State issuer's revenues for its most recent fiscal year.   $427,000
                                                                 ---------

      As of March 29, 2006, 184,628,399 shares of the registrant's common stock, $.03 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was approximately $32,344,000 based on the $0.24 per share closing price of the common stock on that date reported on the American Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the issuer's definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission relative to the issuer's 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

--------------------------------------------------------------------------------
                         CALYPTE BIOMEDICAL CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                                                           Page
                                                                            No.
                                                                           ----

PART I.
Item 1.           Business                                                    1
Item 2.           Properties                                                 18
Item 3.           Legal Proceedings                                          19
Item 4.           Submission of Matters to a Vote of Security Holders        19
PART II.
Item 5.           Market for the Registrant's Common Equity and Related
                    Stockholder Matters                                      20
Item 6.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      31
Item 7.           Financial Statements and Supplementary Data                57
Item 8.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                      57
Item 8A.          Controls and Procedures                                    57
PART III.
Item 9.           Executive Officers and Directors of the Registrant         59
Item 10.          Executive Compensation                                     62
Item 11.          Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters               67
Item 12.          Certain Relationships and Related Transactions             69
Item 13.          Exhibits and Reports on Form 8-K                           70
Item 14.          Principal Accountant Fees and Services                     79
                  Signatures                                                S-1
                  Certifications                                           IV-1

Except for the historical information contained in this annual report on Form 10-KSB, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to obtain additional financing if and when needed, uncertain market acceptance of current and prospective new products for determining the presence of HIV antibodies and our limited experience selling and marketing HIV diagnostic test, as well as the other risks and uncertainties described under "Additional Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-KSB. The Company assumes no obligation to update any forward-looking statements contained herein.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-KSB contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues or revenue growth rate in 2006. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "plan," "intend," "expect," "goals" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results." We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

                                     PART I

Item 1. Business

(a) Business Development.

Calypte Biomedical Corporation develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Our common stock currently trades on the American Stock Exchange under the symbol "HIV." Our administrative offices are located in Lake Osewego, Oregon. We have research operations in Vancouver, Washington.

Historically, we have manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based "confirmatory" (Western Blot supplemental) tests for use in high-volume laboratories, which we refer to as our "Legacy Business." In June 2004, we closed our manufacturing facility for certain of our Legacy Business products in Alameda, California and consolidated all of our manufacturing operations at our facility in Rockville, Maryland. In April 2005 we announced plans to restructure our business by further consolidating our domestic operations and focusing our capital resources on the global commercialization of the HIV-1/2 Rapid Tests and the BED Incidence Test. We discontinued the Legacy Business products in the mid-fourth quarter of 2005. The financial statements included in Part II, Item 7 of this Form 10-KSB present the results of our Legacy Business, which has accounted for most of our revenues to date, as a discontinued operation.

During 2004 and 2005, we have added other HIV tests, including an incidence test and various rapid tests. Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in lesser developed countries that lack the medical infrastructure to support laboratory based testing. We have recently completed field trials or product evaluations of our HIV-1/2 Rapid Tests in China, Uganda, South Africa and Cameroon and believe that we have validated the tests. In the last quarter of 2004, through an arrangement with the United States Centers for Disease Control and Prevention (the "CDC") under which we manufacture and distribute the test, we introduced an HIV-1 BED incidence EIA test (the "BED Incidence Test") that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission is occurring most recently.

We are currently focusing on the development and commercialization of new test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood and oral fluid samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests") and the commercialization of the BED Incidence Test on a worldwide basis. While we retain rights to a urine-based rapid diagnostic test, urine is a particularly difficult sample in a rapid test environment and we are delaying further development and commercialization efforts at this time.

On April 18, 2005, we entered into a non-binding letter of intent to sell the Legacy Business to Maxim Biomedical, Inc. ("Maxim"). Effective May 1, 2005, we entered into a manufacturing services and management agreement (the "Manufacturing Services Agreement") with Maxim under which Maxim manufactured, shipped and performed quality control procedures for us in connection with the Legacy Business. Under the terms of the Manufacturing Services Agreement, Maxim hired some of our ex-employees and we transferred our inventory to Maxim for use under the agreement. Effective November 15, 2005, under the terms of an Asset Purchase and License Agreement (the "Agreement"), we sold our Legacy Business - our FDA-approved EIA and Western Blot HIV diagnostic test product lines - to Maxim. We have classified our Legacy Business operations as a discontinued operation in the financial statements included in Item 7 in this Form 10-KSB.

During the third quarter of 2005, we also transitioned our corporate administrative offices from California to Lake Oswego, Oregon, a suburb of Portland, near where our research and development operations are located. During the second quarter of 2005, we incurred severance costs for personnel terminated at Rockville and for certain administrative personnel not transitioning to Oregon. During the third quarter of 2005, we entered into an agreement to sublease our California offices through the July 2007 expiration of the lease on that facility. We recorded approximately $535,000 in the second quarter of 2005 for transition-related costs resulting from our restructuring activities. We also incurred approximately $1.2 million of expense in the second quarter of 2005 related to the transfer of our inventory to Maxim under the Manufacturing Services Agreement.

Having completed the restructuring of our Legacy Business, we believe that we have significantly reduced our monthly operating burn rate as compared with historical levels. However, the revenue stream from our Legacy Business products has also been eliminated, requiring us to rely on revenues from the sale of the BED Incidence Test and, following regulatory approvals, from the sale of our HIV-1/2 Rapid Tests internationally to pursue our business milestones and achieve profitability. We believe that the geographic consolidation of our domestic operations and the termination of our Legacy Business resulting from this restructuring will improve our operational efficiency, decrease our cash burn and permit us to concentrate on expediting the procedures necessary to commercialize our HIV-1/2 Rapid Tests and thereby begin the process of building the revenue stream necessary to support our operations and achieve our financial objective of sustained profitable operations and increased stockholder value.

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (the "Beijing Calypte Joint Venture"), created to market our rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV ("Marr"), our largest stockholder, which holds approximately 26% of our outstanding stock as of March 29, 2006. To date, the operations of the joint venture have been primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. ("Beijing Marr"). We purchased our equity interest from Marr Technologies Asia Limited ("Marr Asia"), an affiliate of Marr. Marr Asia continues to own the remaining 49% interest in Beijing Marr. Through our acquisition of Beijing Marr, we have acquired rights to manufacturing facilities and other assets necessary to manufacture our AwareTM line of HIV-1/2 rapid test products in China. Beijing Marr is currently renovating the manufacturing facilities, completing the transfer of assets it purchased from Beijing Yaohua Bio-Technology Ltd. (the "Yaohua Assets") and obtaining the necessary governmental approvals to begin production of our AwareTM HIV-1/2 rapid oral fluid (OMT) diagnostic test, which is currently under evaluation by the Chinese State Food and Drug Administration ("SFDA").


Financial Considerations

To successfully implement our business plans, we must obtain sustainable positive cash flow and profitability. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our HIV-1/2 Rapid Tests, protection of intellectual property rights, costs of developing our new products, including obtaining and maintaining the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing and obtain regulatory approvals of our new rapid tests, market acceptance of all our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital, if and as needed, in a timely manner.

Based upon our financial condition, which includes $3.0 million working capital and $7.2 million stockholders' deficits, respectively, recurring losses and an accumulated deficit of $154 million at December 31, 2005, our independent accountants have issued an opinion on our financial statements as of December 31, 2005 that cites substantial doubt about our ability to continue our business operations as a going concern. Although we have issued an aggregate of $2,500,000 of 7% Promissory Notes to Marr in January through March 2006 and have the right to issue an additional $1.5 million of such Promissory Notes, all of which are or would be due in April 2007 under the terms of the 2005 Credit Facility with Marr, the proceeds of such notes are insufficient to provide us with the liquidity required to fully attain our business milestones, achieve positive cash flow and meet our obligations when due. We do not believe that our current cash resources are sufficient to sustain our operations through 2006 without obtaining additional financing. There can be no assurance that additional financing will be available, or if it is available, that it will be on acceptable terms. Our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005 and under the 2005 Credit Facility with Marr may inhibit our ability to secure financing in the future. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our new products or that we will achieve and sustain profitability and positive cash flows in the future.

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2006. In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when we require it or if it is not available to us on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. There can be no assurance that we will enter into such strategic agreements or secure such financing, or that our stockholders will approve the terms of such agreements or financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

(b) Business of issuer.

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

Prior exposure to HIV can be detected in laboratory and point-of-care tests even though the infected individual is asymptomatic. Although the human immune system typically requires a number of weeks or months to begin producing antibodies following exposure to HIV, there is no consensus in the scientific community as to whether antibodies can first be detected in blood, oral fluid or urine.

The December 2005 AIDS Epidemic Update published jointly by the Joint United Nations Programme on HIV/AIDS ("UNAIDS") and the World Health Organization (the "WHO") provides the following assessment of the worldwide AIDS epidemic:

       "Acquired Immunodeficiency Syndrome (AIDS) has killed more than 25 million people since it was first recognized in 1981, making it one of the most destructive epidemics in recorded history. Despite recent, improved access to antiretroviral treatment and care in many regions of the world, the AIDS epidemic claimed 3.1 million [2.8 - 3.6 million] lives in 2005; more than half a million [570 000] were children.

       The total number of people living with the human  immunodeficiency  virus
       (HIV) reached its highest level: an estimated 40.3 million [36.7 - 45.3 million] people are now living with HIV. Close to 5 million people were newly infected with the virus in 2005."

The Update further reported that the number of people living with HIV at the end of 2005 has risen in every geographic region worldwide compared with 2003, except the Caribbean region, the second-most affected region in the world, which remained constant. The epidemic continues to grow in Eastern Europe and Central Asia, where the number of people living with HIV increased to 1.6 million in 2005, an increase of 25% compared to 1.2 million in 2003 and a nearly twentyfold increase in the last 10 years, and in Eastern Asia, where the number of people living with HIV increased by approximately 20% compared with 2003. Sub-Saharan Africa remains most impacted by the crisis, with 25.8 million people living with HIV in 2005, almost one million more than in 2003. More than 60% of the people living with HIV in 2005 worldwide are in sub-Saharan Africa, as are 77% of all women living with HIV, even though sub-Saharan Africa is home to only approximately 10% of the world's population.

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

                       HIV Infected Persons (in millions)
          Sub-Saharan Africa            "Next Wave" Countries

                2002    2010                    2002    2010

         Low     20      30              Low     15      50
         High    23      35              High    23      75

         Source: Bill and Melinda Gates Foundation Global Health Report, February 2004

The global HIV/AIDS epidemic also provides an opportunity for the spread of other infectious and sexually transmitted diseases ("STDs"). STDs include syphilis, gonorrhea, chlamydia, and similar bacterial infections acquired primarily through sexual contact. A report issued by the CDC, Tracking the Hidden Epidemics: Trends in STDs in the United States 2000, states, "In the
United States, more than 65 million people are currently living with an incurable sexually transmitted disease (STD)." Persons living with HIV account for approximately 10% of this population. The report continues, "An additional 15 million people become infected with one or more STDs each year, roughly half of whom contract lifelong infections. Yet, STDs are one of the most under-recognized health problems in the country today. Despite the fact that STDs are extremely widespread, have severe and sometimes deadly consequences, and add billions of dollars to the nation's healthcare costs each year, most people in the United States remain unaware of the risks and consequences of all but the most prominent sexually transmitted disease - the human immunodeficiency virus or HIV." The CDC Fact Sheet, The Role of STD Detection and Treatment in HIV Prevention, states "Individuals who are infected with STDs are at least two to five times more likely than uninfected individuals to acquire HIV if they are exposed to the virus through sexual contact." There is substantial biological evidence that the presence of other STDs increases the likelihood of both transmitting and acquiring HIV. The Fact Sheet also notes that STD trends can offer important insights into where the HIV epidemic may grow, since the high-risk sexual behaviors responsible for the transmission of STDs are similar to those generally responsible for the transmission of HIV. STDs constitute significant health problems not just in the US, but in many international locales as well.

Under the terms of our License Agreement with Ani Biotech ("Ani"), we have been granted an exclusive license to develop, manufacture and sell rapid diagnostic tests for a number of sexually transmitted diseases, including HIV, HPV, Hepatitis B, Hepatitis C, Syphilis, Gonorrhea, and Chlamydia when urine or oral fluid are the sample media. We also have a non-exclusive license for the same tests using blood. We are considering the possibility of developing tests that would detect one or more STD's, potentially in conjunction with HIV. (See Aware(TM) II (The Ani Platform) in Our Products - Status of New Products later in this section.)


HIV Testing -The First Step in a Treatment Protocol

Experts agree that the most important actions that can be taken to stem the spread of the HIV/AIDS epidemic are education and testing. However, countries in which HIV is spreading most rapidly have the lowest testing rates. These include countries in Sub-Saharan Africa where the prevalence of HIV infection is the highest and the "next wave" countries.

HIV was first diagnosed in the early 1980's. The discovery in 1984 of HIV antibodies circulating in the blood led to the development and widespread use of blood screening tests for the detection of HIV antibodies. Blood banks began testing their supplies of blood in an effort to maintain and protect the integrity of the blood. Essentially all current HIV diagnostic tests operate on the principle that antibodies react with antigens. Antibodies are produced by the human body in response to the presence of an infectious disease, such as HIV. Antigens are substances that stimulate production of antibodies. Antibody screening (diagnostic) tests provide an antigen base that will react with HIV antibodies, if such antibodies are present. Enzymes or other color-coated particles are used to detect the reaction between the antigens and antibodies.

Since 1984, laboratory-based blood screening tests have been considered the gold standard of HIV testing. Such HIV blood tests can be expensive, requiring trained personnel and blood-sampling equipment. Additionally, blood-based testing has become increasingly more costly as the costs of disposing of potentially infected specimens, syringes, needles and transfer tubes has increased. The cost of blood-based testing is prohibitive to many large public health screening programs, particularly in lesser-developed countries, many of which have high rates of HIV infection. Even in the United States, certain populations are not routinely screened due to the high cost of blood-based testing.

In the United States, laboratory testing for the HIV antibody follows the same general testing protocol regardless of the sample type being used. The protocol is to first test a sample for the presence of HIV antibodies. Any sample found to be reactive is then retested in duplicate. If either of the retests is reactive, the same sample is tested again using a more precise and expensive supplemental test. The presence of HIV antibodies, based on the results of the supplemental test, is considered a positive diagnosis of HIV infection. This protocol minimizes the risk of incorrectly reporting a false positive result that an individual is infected with HIV.


The International Testing Gap

In its HIV/AIDS Surveillance Report, 2004 issued in 2005, the CDC reported an HIV prevalence rate of approximately 0.14% in the United States. The AIDS Epidemic Update estimates the prevalence rate of adults (ages 15 to 49 years of age) living with HIV in sub-Saharan Africa and in Eastern Europe and Central Asia at 7.2% and 0.9%, respectively, at the end of 2005. The strength of the market for HIV diagnostic tests in the United States is not related to the prevalence of HIV infection, but to the significant percentage of the population that is tested for one or more purposes.

As demonstrated by the following table using 2003 data, countries in which the prevalence of HIV is greatest currently have the lowest testing rates.

------------------------------------ ---------------------------    --------------------------------- --------------------------
        Developed Countries             Annual Testing Rate,              Developing Countries          Annual Testing Rate,
                                            Adults 15-64                                                    Adults 15-64
------------------------------------ ---------------------------    --------------------------------- --------------------------
USA                                                       28.0%     Sub-Saharan Africa                                     1.3%
------------------------------------ ---------------------------    --------------------------------- --------------------------
Canada                                                    14.0%     China                                                  1.6%
------------------------------------ ---------------------------    --------------------------------- --------------------------
Japan                                                     10.0%     India                                                  1.5%
------------------------------------ ---------------------------    --------------------------------- --------------------------
Western Europe                                            18.7%     Latin America                                          2.0%
------------------------------------ ---------------------------    --------------------------------- --------------------------
                                                                    Russia/Eastern Europe                                  3.0%
------------------------------------ ---------------------------    --------------------------------- --------------------------
                                                                    Asia/Pacific                                           1.5%
------------------------------------ ---------------------------    --------------------------------- --------------------------

------------------------------------ ---------------------------    --------------------------------- --------------------------
                           Average:                       18.0%                             Average:                       1.8%
------------------------------------ ---------------------------    --------------------------------- --------------------------

Sources:
o Estimated testing rate for USA based on data obtained from the CDC Behavioral Risk Factors Surveillance System Surveys
o Estimated testing rate for Sub-Saharan Africa based on research conducted by LEK Consulting on behalf of Calypte Biomedical Corporation
o Estimated testing rate for all other areas of the world based on data obtained from the report HIV/Aids Testing - A global Strategic Report by Global Industry Analysts, February 2004


China, Sub-Saharan Africa, Russia, Southeast Asia, India and Brazil are all facing explosive and deadly growth in HIV infections. Many of the countries where HIV/AIDS is currently most prevalent do not have the economic ability or medical infrastructure to adequately diagnose and provide therapy to persons already infected or to provide education or take other steps to prevent the spread of the epidemic. However the Global Fund, UNAIDS, WHO, the World Bank, the United Nations, the Gates Foundation and many other humanitarian and governmental organizations, including the Unites States, through its $15 billion President's Emergency Plan for AIDS Relief (PEPFAR), have all recognized the importance of mitigating the advance of the HIV/AIDS epidemic and have made significant contributions to combat the crisis through funding, science, testing and treatment implementation.

Other countries, such as China, that have the internal resources to respond to the threat of HIV/AIDS have only recently recognized HIV/AIDS as a serious problem. However, the growing prevalence of HIV/AIDS in those countries and the example of the human and economic toll of HIV/AIDS on Africa are changing attitudes. In China, HIV/AIDS is now openly acknowledged at all levels of government as a serious threat to the future prosperity of the country and resources are being mobilized to provide comprehensive education, testing and treatment. Recent developments in China include the institution of mandatory testing of all military recruits and students, prominent HIV/AIDS awareness and education programs, and establishment of programs to guarantee universal access to treatment. China's 2005 prevention budget for the central and local governments, as well as its Ministry of Health, now exceeds $100 million.

We expect that the worldwide response to the HIV/AIDS crisis will significantly increase spending on HIV diagnostics. We project that the worldwide market for HIV diagnostic tests will grow from approximately $513 million in 2003 to approximately $1 billion in 2010, driven largely by expansion of testing programs in developing countries. Our estimate is based in part on the February 2004 report HIV/AIDS Testing - A Global Strategic Report by Global Industry Analysts and in part on our internal research.

The following table describes the primary purchasers and recipients of HIV diagnostics acquired to meet the challenges of the worldwide HIV/AIDS epidemic.

--------------
Providers
--------------
----------------------------- ----------------------------------------------------------------------- -----------------------------
        Organization                                        Description                                          Examples
----------------------------- ----------------------------------------------------------------------- -----------------------------
International Coordinating    Agencies with the dual role of providing funds and
                              technical/operational advice to African nations.  Their roles include:
                              o Technical guidance on available AIDS testing products                 o  WHO
                              o Operational guidance (procurement guidelines, advice on               o  UNAIDS
Agencies                         setting up testing programs)                                         o  World Bank
                              o Funding (e.g. World Bank loans) and test donations
----------------------------- ----------------------------------------------------------------------- -----------------------------
Developed World Countries     First World government organizations that provide bilateral support
                              to African Governments and Non- Governmental Organization               o  US:  USAID, CDC
                              ("NGO") programs.  Support may include:                                 o  Norway:  NORAD
                              o Funding                                                               o  Japan:  JICA
                              o Advice
                              o Involvement in setting up and running HIV test programs
----------------------------- ----------------------------------------------------------------------- -----------------------------
Pure Funds                    o Organizations whose primary purpose is to grant large funds to governments of developing nations and local and international
                                 NGOs                                                                 o The Global Fund
                              o Pure funds do not typically run HIV testing programs in               o Gates Foundation
                                 recipient countries or provide technical/operations advise on running HIV testing programs.
----------------------------- ----------------------------------------------------------------------- -----------------------------
--------------
Recipients
--------------
----------------------------- ----------------------------------------------------------------------- -----------------------------
Governments of Developing     Various departments (Ministry of Health, President's Office,            o Governments of all
Nations                       National Lab) within the local government that supervise,                 countries
                              coordinate and regulate lab and field-based HIV testing programs.
----------------------------- ----------------------------------------------------------------------- -----------------------------
Local NGOs                    o Private or community organizations which operate locally and          o AIDS Information
                                 run local testing program, including voluntary counseling and           Centre
                                 testing                                                              o Family Planning
                              o Raise some funds on their own, but are typically given                   Association Uganda
                                 funding and advice by out-of-country organizations
----------------------------- ----------------------------------------------------------------------- -----------------------------
International NGOs            o Internationally-based organizations that operate HIV testing          o Multi-Country AIDS
                                 programs in needy countries                                            Project
                              o These organizations are partially self-funded and partially funded    o Family Health
                                 by larger fund organizations (e.g. Global Fund, Gates                  International
                                 Foundation, World Bank, etc.)                                        o AIDS Campaign Team
                                                                                                      o Catholic Mission Board
----------------------------- ----------------------------------------------------------------------- -----------------------------


Our Products

Following the disposition of our Legacy Business, our product line now includes our HIV-1 BED Incidence test and our Aware(TM) line of low cost rapid tests.

HIV-1 BED Incidence EIA

In September 2004, we began selling a unique surveillance test called the HIV-1 BED Incidence EIA test (the "Incidence Test"). The Incidence Test is designed to estimate the rate of new HIV infections in populations by determining what proportion of a population of HIV infected people were infected recently (e.g. within approximately the past 6 months.) Under a license from the CDC, we serve as the contract manufacturer of this test and have the right to market it worldwide. We did not participate in the development or validation of the Incidence Test or the development of the guidelines for its use. The guidelines that dictate how the test is to be interpreted and how the data generated by the test are to be used are determined by the CDC and other authoritative public health entities such as UNAIDS.

We believe that the capability of this test is significant because a critical element of reducing HIV transmission rates is identifying where the increased rates are occurring and instituting prevention programs accordingly. The Incidence Test is useful as an epidemiological measurement tool to track the expansion of HIV infection into susceptible populations, which will allow public health agencies to more efficiently use their resources by focusing their prevention efforts on those groups having the greatest need. We believe that the Incidence Test can also provide policy makers and program managers with valuable insights regarding the success of their prevention programs and a scientific approach to both human and financial resource allocation. Incidence estimates help determine the effectiveness of prevention programs from both a disease spread and financial resource perspective and allow managers to evaluate areas appropriate for alternative therapeutic media, such as vaccine trials.

During 2005, the CDC conducted worldwide workshops to train representatives from various domestic governmental public health and humanitarian organizations to use the test and announced that the Incidence Test is the exclusive HIV surveillance test in the United States. Outside of the United States, the CDC was also engaged in promoting the use of the Incidence Test through advocacy and conducting "train-the-trainer" workshops.

In  February  2006,  the CDC issued an  Information  Sheet:  Using the BED HIV-1
Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. addressing a December 2005 UNAIDS report regarding studies in Africa and Thailand indicating that the Incidence Test apparently over-estimated the incidence rate. The Information Sheet acknowledges that the assay may cause over-estimation under certain conditions and suggests expanding current protocols. The Information Sheet notes, "[T]he [Incidence Test] in combination with the appropriate estimator is the preferred approach to calculating incidence of HIV infection in the U.S...in the context of a case-based surveillance system where additional clinical and epidemiological information is available for interpretation and estimation. It may be less successful in a specimen-based system where these critical data cannot be ascertained." We see the test's design, use, and interpretation of its results evolving as public health agencies and the CDC, based on their experience using the Incidence Test in their U.S. and international surveys, gain experience with it. We believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and expect that the process of refining its applications will continue as its use expands. There can be no assurance, however, that the Incidence Test will achieve widespread acceptance, either in the United States or internationally.


The Aware(TM) Rapid Test Product Line

The largest numbers of cases of HIV are found in sub-Saharan Africa and Asia. The epidemic is growing in China, India, and in the countries of Northern Africa and Eastern Europe. The characteristics of these markets make the use of traditional laboratory-based tests difficult. In vast areas of Africa and Asia in particular, the lack of properly equipped laboratories, properly trained technologists, or even reliable electricity and water make the logistics associated with traditional laboratory-based testing algorithms slow, impractical and unreliable. Self-contained rapid tests that are easy to perform even in remote locations seem to offer tremendous promise in these high-risk settings.

Furthermore, one of the challenges faced by clinicians around the world is that of getting patients to return to the testing clinic for their HIV test results after their initial counseling and testing session. The CDC has reported that up to 30% of the people who attend HIV clinics in the United States do not return for their results, and whether this is caused by fear or by the inconvenience of revisiting the clinic, the result is the same - lost opportunities to further counsel, and if necessary, treat the public. The problem is no better in the developing world.

In the developing world, HIV testing often requires a more comprehensive solution than a reliable point-of-care blood test. Cultural taboos about giving blood, the fear of painful blood collection, the risks associated with the re-use of or accidents involving needles and lancets, and the stigma of being seen at an HIV clinic are all factors that can limit the utility and effectiveness of rapid HIV blood tests.

The ability to perform HIV testing without the need for a blood sample has been shown in the past to significantly increase voluntary testing rates. Moreover, the elimination of needles and lancets from the testing process simultaneously eliminates the risk of accidental infection through needle re-use or needle-stick accident. To address the needs of developing world markets in Africa, Asia and elsewhere we have developed our Aware(TM) line of low cost rapid tests in a simple, easy to use format suitable for use in point of care settings in remote locations. The line consists of rapid tests for the detection of antibodies to HIV-1 and HIV-2 that can use either blood or oral fluid as a specimen sample.(1)

These immunochromatographic tests employ a lateral flow "dipstick" design, free of plastic housings to reduce cost and waste. After dropping the dipstick into a disposable test tube that contains the sample, the sample will migrate up the strip. Along the way, the sample will wet a Protein A: gold conjugate pad. The reconstituted conjugate is reddish in color, and will complex with IgG in the sample. Thus bound, the sample and conjugate will continue to migrate up the dipstick. As this complex of sample and gold conjugate migrates, it will encounter a line of HIV proteins (recombinant or synthetic peptide, depending on the assay). At this point, the anti-HIV IgG in an antibody-positive sample will form a classical antigen:antibody:conjugate complex which is visually discernable as a red line. Further up the dipstick, the sample and conjugate complex will encounter a line of anti-human IgG antibody. Human IgG that is present in the sample will form a visible antibody:antibody:conjugate line. This second line acts as a control line that indicates not only that the reagents imbedded in the test device are functional, but that a valid, adequate sample was introduced to the test. For both the blood and oral fluid tests, positive results are generally visible within 5 minutes although we advise users to allow 20 minutes before interpreting a result a negative.

The blood/serum/plasma test requires just 5 uL of sample in a dropper-full (200 uL) of diluent. Oral fluid samples are collected by wiping a swab across upper and lower gums, and then releasing the material collected by the swab into a dropper-full (1mL) of diluent.

Aware(TM) HIV-1/2 BSP (Blood/Serum/Plasma) Test
While we remain committed to alternative fluid (non-blood) testing, we developed the Aware(TM) HIV-1/2 BSP test because we believe it is important to offer a full range of testing solutions. The BSP test permits us to participate in tenders that specify blood and in markets where blood testing remains the norm. The BSP test also demonstrates our ability to develop and manufacture a rapid HIV test that can pass all international evaluations and standards. Further, the test provides one-stop shopping and standardized methods for customers that want to use both blood and non-blood tests. The strengths of the Aware(TM) HIV-1/2 BSP test are:

o A true IgG control line that indicates not only that the device is functional but that a human sample has been added (some assays feature a control line that appears even if the correct sample is not added)
o Kit packaging is designed to permit multiple users to use the kit simultaneously
o The test can be used on all types of blood: serum, plasma, venous whole blood and finger-stick whole blood. This flexibility is not found in all rapid HIV blood tests
o   Clinical performance that is similar to competing rapid blood HIV tests
o As with all rapid blood tests, the sampling procedure can be easily modified to permit routine and convenient sample collection for epidemiology purposes (BED Incidence EIA)

Aware(TM) HIV-1/2 OMT (Oral fluid) PRO (Professional)

We developed the Aware(TM) HIV-1/2 OMT test to address the drawbacks of blood testing. The assay is ideally suited to clinical or professional settings in the developing world. Although the range of other assays that can be performed on OMT samples is limited, OMT samples can be easily collected anywhere, including public settings, giving the test a unique advantage over tests using other sample media. Evaluations suggest that the accuracy of OMT is only very slightly less than for blood. The strengths of the Aware(TM) HIV-1/2 OMT test are:

o A true IgG control line that indicates not only that the device is functional but that a human sample has been added (some assays feature a control line that appears even if the correct sample is not added)

-------------
(1) We have also developed a urine test that was designed to provide the same functionality as the oral fluid test, but it has not demonstrated the same level of accuracy as either the blood/serum/plasma or oral fluid tests in recent evaluations. Accordingly, we have decided to place the urine test back into development to further optimize its performance. As a result of current resource constraints, the optimization of the urine test is not an active project.

o Kit packaging is designed to permit multiple users to use the kit simultaneously
o Unlike its primary competitor, the Aware(TM) OMT sample preparation step produces surplus sample, which can be used to repeat the test, or to perform a confirmatory assay such as an oral fluid Western Blot
o   Aware(TM) OMT testing is painless, safe, and non-invasive
o Although more expensive than blood tests, Aware(TM) OMT is expected to have a cost advantage over its primary current oral fluid competitor
o Clinical performance of the Aware(TM) OMT test is very close to competing rapid blood HIV tests and substantially superior to other non-blood alternatives.

Aware(TM) HIV-1/2 OMT OTC

The Aware(TM) HIV-1/2 OMT OTC test is an over-the-counter version of Calypte's oral fluid rapid test. The test was designed for markets where the Company sees substantial demand for a low-cost over-the-counter HIV test including the Middle East, Russia and other Eastern European and Central Asian countries. The Aware(TM) HIV-1/2 OMT OTC has the same performance attributes as the PRO version but is packaged for individual sale and includes simplified usage instructions tailored for the non-professional consumer.


Status of New Products
----------------------

Aware(TM) II (The Ani Platform)
The original Aware(TM) product line is a rapid testing solution that is well suited for developing countries. However, in developed countries the design of the original Aware(TM) product line may infringe on certain lateral flow technology patents for which we have been unable to obtain licenses. The Aware(TM) II product line is our solution to these challenges.

The Aware(TM) II line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the "Ani Platform"). To perform the test, the sample applicator is first placed in the specimen--blood or oral fluid sample. The end of the sample applicator stick is then placed in the sample inlet of the test device. The sample and the mobilized conjugate thereafter move through the porous carrier in the test device by capillary action, to the detection and control zones. In all instances, the labeled conjugate is retained in the control zone, producing a color indicating that the test is valid; any HIV-1/2 antibody in the sample forms a complex with the labeled conjugate and is retained in the detection zone, producing a visible color there if HIV-1/2 antibody is present in the sample.

The Ani Platform avoids infringing the traditional lateral flow patents by moving a critical test component known as the conjugate from the test strip to another part of the system. A conjugate of some kind is used in all lateral flow tests and, in most cases, it is impregnated into the test strip during manufacture. Ani Biotech's technology moved the conjugate from the test strip to a plastic swizzle stick. By making this change, both we and Ani Biotech believe that the Ani Platform entirely avoids the technologies covered by other tightly-controlled patents.

Further, there are currently no FDA-approved over-the-counter ("OTC") HIV tests, at least one of our competitors has expressed its intent to develop such a test and the FDA is considering the approval protocol for such a test. We believe that OTC tests would be advantageous in the battle against HIV transmission and that a rapid test platform such as the one acquired from Ani is appropriate for use in an FDA-approved OTC application, potentially coupled with tests for other STD's or conditions. We are attending the FDA advisory committee meetings on this subject and are formulating our plans to commence the regulatory approval process for an OTC test in the United States.

Rapid Incidence Test

In April 2004, the Company executed a CRADA (a Cooperative Research and Development Agreement) with the CDC to develop a new HIV-1 rapid incidence blood test. This new test is intended to be part of a diagnostic protocol used to both detect HIV-1 antibodies and to determine the rate of new HIV-1 infections in populations. If successful, this dual capability would strongly distinguish the rapid incidence blood test in a "me-too marketplace" by providing a test having a more complete diagnostic protocol. We believe that the test will provide a simplified rapid format that can be performed in resource poor settings and remote outreach locations for both diagnostic and surveillance purposes.

We plan to initially release this product for international use on the current Aware(TM) platform and manufacture it overseas. We subsequently plan to transfer it to the Aware(TM) II platform, potentially serving as the lead product for that platform in the US. Although we believe that we have demonstrated feasibility for this product, there remains significant effort, including obtaining regulatory approvals, before it will be ready for market.

Future Products

We believe that the Ani Platform provides us with an alternative product format having potential applicability in both the professional and OTC markets worldwide. It also gives us strategic opportunities. We are in the early stages of evaluating the feasibility of potential future products to be developed either in house or in partnership with the CDC. The development of a rapid test for the detection of syphilis is potentially the first non-HIV project that we may undertake.

We believe that we must prove the viability of the Ani Platform by completing development of the Aware(TM) II product line, filing an IDE for those tests in the US and establishing domestic manufacturing capacity with which to begin the FDA clinical trials, initially for an HIV test, before we will be able to exploit any of these opportunities.

Distribution

We generally rely upon local distributors to explain local market conditions, to pursue sales opportunities, follow up on leads we provide, to train and support local customers and to assist in the regulatory approval process. The notable exception to this practice is in China where our products will be marketed, distributed and sold through our joint venture with Marr. Additionally, we work with the CDC to distribute the Incidence Test in the US.

Traditionally, we have preferred to appoint exclusive distributors in which ongoing exclusivity is predicated upon the distributor's purchase of mutually agreed minimum volumes of product. On an individual basis, agreement terms are typically set at 1, 2, or 3 years, and with a few exceptions, all purchases must be 100% prepaid.

The following table lists our current distributors.

------------------------------------------ ------------------------------------
Distributor                                Territory
------------------------------------------ ------------------------------------
PCN Healthcare Co. Ltd.                    Thailand
------------------------------------------ ------------------------------------
Enfield Medical Co. Ltd.                   Taiwan
------------------------------------------ ------------------------------------
Wisma BST                                  Malaysia
------------------------------------------ ------------------------------------
Marsman Drysdale Medical Products, Inc.    Philippines
------------------------------------------ ------------------------------------
Sumit Exports & Trades Pvt. Ltd.           India
------------------------------------------ ------------------------------------
Daison Development & Investment Company    Vietnam
------------------------------------------ ------------------------------------
Impex Speedways                            Nepal
------------------------------------------ ------------------------------------
Joseph & Gionis LLC                        United Arab Emirates, Saudi Arabia,
                                           Bahrain, Kuwait, Oman, Qatar, Egypt,
                                           Libya, Algeria, Iran, Jordan,
                                           Lebanon, Morocco, Syria, Tunisia,
                                           Pakistan, Sudan, Turkey
------------------------------------------ ------------------------------------
Adcock Ingram Scientific                   South Africa
------------------------------------------ ------------------------------------
Lily-Max (PTY) Ltd.                        Uganda, DRC, Rwanda, Burundi
------------------------------------------ ------------------------------------
Bioweb (PTY) Ltd.                          Kenya, Tanzania, Cameroon, Chad
------------------------------------------ ------------------------------------
Mistaire                                   Botswana
------------------------------------------ ------------------------------------
National Diagnostics (PVT) Ltd.            Zimbabwe
------------------------------------------ ------------------------------------
Gestlab LDA                                Mozambique
------------------------------------------ ------------------------------------
Golden Technologies Inc.                   Ghana, Mali
------------------------------------------ ------------------------------------
Diagnostic Ventures Ltd.                   Nigeria
------------------------------------------ ------------------------------------

Competition

Throughout the world there are numerous manufacturers of rapid HIV antibody tests. Competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies. Many of the tests are manufactured in countries with emerging biotechnology industries such as India, China and Korea. In China, for example, there were 31 domestic EIA tests and 12 domestic rapid tests on the market in 2004. With few exceptions, the products offered were blood tests and, while their quality varies, they are generally of adequate accuracy to pass local regulatory requirements. The tests are often marketed at very low prices to the end-user, which may indicate that the manufacturers are not paying royalties on certain key patents such as those for detection of HIV-2. While many of these manufacturers were initially established to supply products for their regional or domestic markets, many have now begun to expand into other regions having less-stringent regulatory and intellectual property environments and strong demand for low-cost HIV tests.

Among these manufacturers, there are a few that sell products meeting North American and Western European quality standards in developing countries. These global players typically have an established presence in more than one geographic region and their products set the performance standard for the industry. While these companies are primarily headquartered in Western Europe or the United States, they may manufacture in lower cost developing countries. Their HIV rapid diagnostic tests are considered to be the quality leaders in the market, with accuracies easily exceeding 99%.

The following table indicates the companies that we consider to be our primary competitors.

--------------------------- --------------------- ---------------------------------------------------------
Manufacturer                Products              Comments
--------------------------- --------------------- ---------------------------------------------------------
Inverness Medical           o Determine           o Determine is believed to be the number one
Innovations Inc.            o Double Check Gold     HIV rapid test in the world (based on revenue)
                                                  o Inverness holds critical lateral flow
                                                    intellectual property.  Its stated strategy is to use
                                                    those patents  as barrier to limit competition
--------------------------- --------------------- ---------------------------------------------------------
Trinity Biotech plc         o Uni-Gold            o Uni-Gold is the number two selling HIV rapid test
                                                    behind Determine in Africa
--------------------------- --------------------- ---------------------------------------------------------
OraSure Technologies Inc.   o OraQuick            o Only other company to offer alternative fluid
                            o OraQuick Advance      rapid tests
--------------------------- --------------------- ---------------------------------------------------------
ChemBio Diagnostics, Inc.   o Sure Check HIV      o Established sales offices in Tanzania and Nigeria
                            o HIV 1/2 Stat Pak    o Offers quality "western products" at low price
                                                    point
--------------------------- --------------------- ---------------------------------------------------------


We believe that we have a number of competitive advantages. First, we believe we are well-positioned to meet the demands of testing in international markets with our menu of HIV-1/2 Rapid Tests designed for use with either blood or oral fluid. Second, we believe our alternative fluid tests have unique advantages compared with blood based tests, as indicated in the following table.

--------------------------------------------------------------------------------
                       Advantages of Alternative Fluids over Blood
--------------------------------------------------------------------------------
NON-INVASIVE     o Studies  show  greater  acceptance  of  HIV testing without blood
                 o Painless sampling
                 o Expect higher testing rates - the key to controlling AIDS
--------------------------------------------------------------------------------
                 o Perfect for over-the-counter (home-based) testing
EASIER TO USE    o Lab technician not required
                 o No needles or lancets required
--------------------------------------------------------------------------------
SAFER            o No infectious agent (blood)
                 o No accidental needle/lancet sticks among healthcare workers
                 o No risk of needle re-use (no needles)
                 o No disposal issues
--------------------------------------------------------------------------------


Research and Development Spending

We continue to invest funds in research and development that we believe are necessary and appropriate to bring our HIV-1/2 Rapid Tests to market. To a lesser extent, we are also exploring the potential for other new diagnostic test products. Our product research and development spending increased from $2.1 million in 2004 to $2.2 million in 2005 in spite of a reduction in R&D staff resulting from the closure of our Rockville, Maryland R&D Operation. The expense involved in various international clinical trials and the effort and expense required in transferring and maintaining our production technology in China and Thailand more than offset the reduction in personnel costs. We expect our R&D costs to remain steady, or, depending on the timing of certain clinical trials, to increase in 2006 as we continue the commercialization of our Aware(TM) dipstick-format HIV-1/2 Rapid Tests and continue to develop tests using the Ani Platform or other new products.

Component Supply

Our manufacturing operations employ a number of components, including antigens and recombinants that we purchase from various suppliers for our various tests. We also use some single-source components. Any delay or interruption in the supply of these components, especially with respect to single-source components, could significantly impair our ability to manufacture products in sufficient quantities to meet demand because additional or replacement suppliers cannot be quickly established. Certain antigens and recombinants used in our HIV 1/2 Rapid Tests are provided by single contract suppliers pursuant to supply agreements. If for any reason these suppliers were no longer able to supply our antigen or recombinant needs, we believe that alternative supplies could be obtained at competitive costs. However, a change in any antigen or recombinant might require additional changes to our products. Any changes would require significant time to complete and could disrupt our ability to manufacture and sell our HIV 1/2 Rapid Tests.

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

Rapid Tests

We believe we have secured rights to intellectual property and related materials necessary for the manufacture and worldwide sale of our HIV-1/2 Rapid Tests.

Recombinant Antigen (Adaltis, Inc.):
In April 2004, we entered into a license and supply agreement with Adaltis, Inc. under which Adaltis will supply us with key HIV-1/2 peptides for use in our HIV-1/2 Rapid Tests.

Guire/Swanson Patent Suite (Abbott Laboratories, Inc.):
In June 2004, we entered into a sublicense agreement with Abbott Laboratories, Inc. for certain worldwide rights to patents relating to the design, manufacture and sale of lateral-flow rapid diagnostic tests. Under the terms of the agreement, we were granted certain worldwide rights to use a family of patents known as the "Guire/Swanson" patents in both the professional and OTC markets. The technology underlying these patents is fundamental to nearly all lateral-flow rapid diagnostic tests.

HIV-2 (Bio-Rad):
In September 2004, we entered into a worldwide, non-exclusive sub-license agreement with Bio-Rad Laboratories and Bio-Rad Pasteur for HIV-2 rights. This agreement permits us to commercialize and market our HIV-1/2 Rapid Tests in areas where HIV-2 is increasing in prevalence or where it is required to achieve regulatory approval for our tests.

Ani Platform (Ani Biotech Oy):
In September 2004, we acquired a license to the Ani Platform from Ani Biotech Oy. Under the terms of the license, we have the exclusive right to develop, manufacture and sell rapid diagnostic tests for sexually transmitted diseases, including HIV, HPV, Hepatitis B, Hepatitis C, Syphilis, Gonorrhea, and Chlamydia when urine or oral fluid are the sample media. Additionally, we have the non-exclusive right to develop, manufacture and sell the same sexually transmitted disease tests when blood, serum, plasma, or urogenital swabs are the sample media.

The following table summarizes the license acquired for the manufacture and sale of the Aware(TM) rapid tests.

-------------------------- ----------------------------------- ----------------------------------- -----------------
Issuer of License          Description                         Additional provisions               Expiration
-------------------------- ----------------------------------- ----------------------------------- -----------------
   Adaltis, Inc.           Non-exclusive license for use of    Right to make, have made, use and     2010 - 2012
                           HIV-1 and HIV-2 peptide sequences   sell Calypte products throughout
                                                               the world, except in Canada,
                                                               utilizing the technology
                                                               described in the patent
-------------------------- ----------------------------------- ----------------------------------- -----------------
   Bio-Rad Laboratories/   Non-exclusive license for           Right to make, have made, use and     2006 - 2015
   Bio-Rad Pasteur         detecting infections by the         sell products utilizing the
   (Owner:  Institute      HIV-2 virus                         technology described in the
   Pasteur)                                                    patent
-------------------------- ----------------------------------- ----------------------------------- -----------------
   Abbott Laboratories     Non-exclusive sublicense of the     Right to make, have made, use and     2008 - 2017
   (Owner:  Surmodics      Swanson, et al and Guire et al      sell products utilizing the
   Corporation)            lateral flow patent suite           technology described in the patent
-------------------------- ----------------------------------- ----------------------------------- -----------------
   Ani Biotech Oy          Exclusive license for use of        Right to make, have made, use and       Pending
                           rapid test diagnostic platform      sell products utilizing the
                           and sample applicator for certain   technology described in the patent
                           STDs when urine or oral fluid are
                           sample media; non-exclusive
                           license when blood, serum, plasma
                           or urogenital swabs are sample
                           media
-------------------------- ----------------------------------- ----------------------------------- -----------------

Incidence Tests

We initiated a technology transfer of the Incidence Test in April 2004 from the laboratories at the National Center for HIV, STD and TB Prevention, a division of the Public Health Service (PHS). By October 2004, the first lot of the Calypte(R)HIV-1 BED Incidence EIA was ready for sale. We have manufactured and sold subsequent lots throughout 2005 and beyond.

The following table summarizes the licenses granted in connection with the Incidence Test.

-------------------------------- ----------------------------------- ----------------------------------- --------------
Issuer of License                Description                         Additional provisions               Expiration
-------------------------------- ----------------------------------- ----------------------------------- --------------
PHS National Center for HIV,     Non-exclusive license for using     Right to make, use and sell         2014
STD and TB Prevention            the BED-biotin peptide, Controls    products utilizing the technology
                                 and Calibrator and instructions     described in the License Agreement
                                 for their use
-------------------------------- ----------------------------------- ----------------------------------- --------------


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


Manufacturing
To meet the challenges of testing for HIV in the developing world, we have adopted a manufacturing strategy for our rapid tests that capitalizes on the reduced labor and overhead rates typical of the regions in which we expect the tests will be sold. We have established manufacturing capabilities in the United States and Thailand and are in the process of establishing manufacturing in China through a joint venture. A key consideration in selecting manufacturing locations for the current Aware(TM) product is that the design of the tests may infringe on certain lateral flow patents discussed previously. Accordingly, we plan to produce Aware(TM) in countries that offer both low cost manufacturing and where we have technological freedom to operate. Thailand and China meet these criteria.

        Pacific Biotech
We have outsourced production of our Aware(TM) product line to Pacific Biotech in Thailand. Under the terms of the contract manufacturing agreement, we pay Pacific Biotech a volume-variable price per test for assembly of Aware(TM) test kits. Either we or Pacific Biotech may source the component materials. Materials sourced by Pacific Biotech charges back to us at cost materials that they source. Product produced at Pacific Biotech is available for shipment into Africa and parts of Southeast Asia.

        MML
We have outsourced production of the Incidence Test to MML in Troutdale Oregon. The terms of the MML agreement are similar to the Pacific Biotech agreement. MML charges the company a flat price per test for assembly of Incidence test kits. We supply all materials to MML.

       Beijing Marr
Our subsidiary, Beijing Marr, is in the process of completing an acquisition of assets, renovating the manufacturing facilities, transferring technology in connection with the acquired assets, and obtaining the necessary governmental approvals for the production of our AwareTM line of HIV rapid test products in China. The manufacturing facilities are located in the Huairou district of Beijing. The manufacturing facilities currently house about 2,100 square meters of manufacturing space with ample room to expand. We must complete certain renovations and upgrades to the facility before we can complete the transfer of technology and commence manufacturing operations. We plan to evaluate the marketability of the 17 GMP and Chinese FDA approved products acquired by Beijing Marr as part of its acquisition of assets, especially the rapid HIV test for blood, before making any decisions regarding their production and sale.

Government Regulation

        Aware(TM) Rapid Tests

Regulatory approvals to sell products are characteristic of the diagnostic industry. Throughout the developing world, countries can generally be classified in one of the following three categories regarding regulatory approvals:

1. Those requiring no local approval;
2. Those requiring local approvals, and possibly clinical trials; or those requiring approval in the country of manufacture; or
3. Those that may or may not require local approvals, but that rely on organizations such as the World Health Organization (WHO) or the United States Agency for International Development (USAID) "approval" as a proxy for their own.

Though few in number, countries in Category 1 represent the path of least resistance. Generally, however, these countries are less likely to make purchasing decisions based upon product quality and demonstrated performance, but rather, based upon price. We designed our Aware(TM) products to be high in quality, which typically makes them ill-suited to compete with locally-produced tests based solely on price. The majority of our target markets, therefore, fall into Category 2 or 3 for their regulatory process.

           Local Approvals

The time, effort, and cost of market entry for non-blood tests is significantly higher than for blood tests. In many countries, blood HIV tests may be evaluated using archived sets of well characterized blood samples known as standardized panels. While readily available for blood, such panels do not exist for oral fluid. Consequently, we must demonstrate the clinical performance of our oral fluid tests through formal clinical trials. Regulatory requirements represent a potential barrier to our timely entry to certain markets due to the high cost and time required for clinical trials.

The following table summarizes the regulatory approvals that we have received for products in our Aware(TM) product line as of March 2006.

------------------- ------------------------------ --------------------------------------------------------------
     Country               Aware(TM) Products                             Comments/Status
------------------- ------------------------------ --------------------------------------------------------------
                       BSP      OMT PRO   OMT OTC
------------------- ---------- --------- --------- --------------------------------------------------------------
Malaysia                X
------------------- ---------- --------- --------- --------------------------------------------------------------
S. Africa X
------------------- ---------- --------- --------- --------------------------------------------------------------
UAE                                         X
------------------- ---------- --------- --------- --------------------------------------------------------------
Uganda                  X         X                Approval to import and sell into private sector
------------------- ---------- --------- --------- --------------------------------------------------------------
Zimbabwe                X                          Sales on hold due to political issues within the country.
------------------- ---------- --------- --------- --------------------------------------------------------------
Kenya                   X         X
------------------- ---------- --------- --------- --------------------------------------------------------------


In China, regulatory approval for a product is generally granted only for products manufactured in China and only to the Chinese manufacturer of such product. As a result, we plan to manufacture our products in China, through our 51% owned subsidiary, Beijing Marr. Additionally, we are actively pursuing regulatory approval in China, not only because of the significance of that market to the HIV/AIDS epidemic, but also because, with our manufacturing facility there, we will obtain approval in the country of manufacture, which is expected to facilitate approvals in several additional target venues. We are currently conducting clinical trials in Russia, South Africa, Uganda, Cameroon, and Tanzania for one or more of our rapid test products, are attempting to have our HIV-1/2 oral OTC product registered in several countries in the Middle East, and have studies planned in several additional countries later in 2006.

           WHO Approval

The WHO serves as both a quasi-regulatory body and a potential funding source for many developing countries that might not otherwise possess the regulatory infrastructure or financial resources to avail themselves of products for the diagnosis and treatment of HIV and AIDS. While the WHO is not a regulatory agency, even countries like Malaysia or Zimbabwe with local approval mechanisms may defer to the WHO as an additional standard. However, unlike statutory regulatory agencies, WHO does not evaluate every product offered to it and makes no effort to evaluate the quality systems of suppliers.

Companies whose products have been favorably evaluated by the WHO may participate in the WHO's Bulk Procurement Program--a program through which participating countries can order products at a published price through the WHO. Our Aware(TM) tests have not yet been evaluated by the WHO. We have, however, advised the WHO that we wish to participate in the WHO's next round of rapid test evaluations. In December 2005, we received a letter from WHO stating that it is reorganizing the division responsible for evaluating new tests and that new reviews will be suspended for a period of time.

           USAID Waiver

Many international HIV intervention programs are supported by foreign funding. In the case of funding supplied by the United States, typically through USAID or PEPFAR, products that are not approved locally in the country of intended use or by the United States' FDA may be used, provided they have a waiver issued by the USAID and CDC. We do not currently have a USAID waiver nor do we have the requisite data at this time to complete all the product applications for a waiver. However, we expect to file for a waiver for each Aware(TM) product as we obtain sufficient data. With the completion of certain of the pending African product trials scheduled for early 2006, we expect to be able to pursue a USAID waiver for our Aware products, initially for the oral fluid rapid test, during the first half of 2006.

BED Incidence Test
Calypte's Incidence Test is regulated by the FDA Center for Biologics Evaluation and Research. The FDA has classified the test as being "for surveillance use" and not for clinical diagnosis within in the United States and "for research use" internationally, simplifying its availability for use by both domestic and foreign public health organizations.

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

Employees

As of March 17, 2006, we had an aggregate of 12 full time employees in the United States, 9 of whom were engaged in or directly supported our research and development activities and three of whom were in administration. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

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

Item 2. Properties

We lease approximately 2,000 square feet of office space in Lake Oswego, Oregon on a month-to-month basis that houses our corporate administrative offices.

We also lease approximately 3,000 square feet of research and development laboratory space in Vancouver, Washington under a sublease that expires in May 2007.

Our subsidiary, Beijing Marr, has acquired land use rights in the Huairou district of Beijing, China to approximately 24,000 square meters that includes approximately 2,100 square meters of manufacturing facilities and other office and warehouse buildings. Beijing Marr is currently expanding and renovating the primary manufacturing facilities to bring them into compliance with recently upgraded Chinese GMP requirements and to ensure their adequacy for the manufacture of both our rapid tests and the 17 SFDA-approved products Beijing Marr acquired as a part of the Yaohua Assets.

We believe our existing facilities are suitable; however, we plan to acquire facilities in the Portland, Oregon vicinity in which we can combine our administrative and research and development functions and provide manufacturing capacity for our planned Aware II line of products. We believe that our property is adequately covered by insurance.

We have sublet our two former manufacturing sites in Rockville, Maryland to Maxim - a 26,000 square foot manufacturing, research and office site and a 3,000 square foot site which houses a BSL-3 virus laboratory. In connection with our disposition of our Legacy Business, Maxim has assumed our obligations as lessee under these leases. The lease on the virus lab site expires in October 2006 and the lease on the larger site expires in February 2009. We have also sublet to a third party approximately 4,400 square feet of office space in Pleasanton, California that formerly housed our administrative offices. That lease expires in June 2007. Should the sub-tenants in any of these lease agreements fail to fulfill their monthly payment or other obligations under the terms of the subleases, the primary landlord has the right to look to us for satisfaction of the obligations under the primary leases.

Item 3. Legal Proceedings

A complaint was filed by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the "Complainants") in the Superior Court of the State of California in and for the County of Los Angeles - Central District against us and certain of our current and former officers seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. In September 2002, we entered into a purchase agreement with Mercator Momentum Fund ("Mercator") pursuant to which Mercator committed to purchase debentures convertible into our common stock in a number of tranches in the aggregate face value amount of $2,000,000 (the "Debentures"). Mercator assigned certain of its rights to purchase the Debentures to the Complainants, among others. The Complainants were entitled to purchase Debentures in an aggregate face value amount of $60,000 according to the terms of an agreement among Mercator, the Complainants and other parties purchasing rights to the Debentures (the "Transaction"). On August 25, 2003, prior to the closing of the Transaction, the Complainants delivered Notices of Conversion of their Debentures. We have attempted to honor the conversion of the Debentures as of the closing date of the Transaction, but the Complainants have refused to accept such conversion. We believe that the claims made by the Complainants and the Complainants' request for money are unmeritorious and that the outcome of the lawsuit will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of 2005.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Trading Market and Stock Split

Since August 17, 2004 our common stock, par value $0.03 per share, has traded on the American Stock Exchange under the symbol "HIV." Prior to August 17, 2004, our stock traded on the NASD OTC Bulletin Board under the symbol "CYPT." High and low quotations reported by the NASD OTC Bulletin Board or the American Stock Exchange, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. All share prices presented in this Annual Report on Form 10-KSB have been restated to reflect the reverse stock split declared on May 28, 2003.

Fiscal Year  (reflects stock split)                  Quarter    High      Low
--------------------------------------------------   -------    ----      ---

2005                                                   4th    $  0.24   $  0.16
2005                                                   3rd       0.35      0.13
2005                                                   2nd       0.28      0.15
2005                                                   1st       0.49      0.25

2004                                                   4th       0.44      0.18
2004                                                   3rd       0.74      0.36
2004                                                   2nd       0.67      0.38
2004                                                   1st       0.90      0.35

2003                                                   4th       1.74      0.44
2003                                                   3rd       1.80      0.11
2003                                                   2nd       1.05      0.25
2003                                                   1st       3.45      0.75

On March 29, 2006, there were approximately 230 holders of record of our common stock. The closing price of our common stock on March 29, 2006 was $0.24 per share. We have never paid any cash dividends, and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

The following tables summarize our issuance of securities for the most recent three years. All proceeds have been used for general corporate purposes and to facilitate the development and commercialization of our rapid HIV diagnostic tests.

         SUMMARY OF RECENT FINANCINGS - SEPTEMBER 2002 TO MARCH 29, 2006

                                                                        Total
                                       Gross               Net          Shares
Financing Source                    Proceeds          Proceeds          Issued
----------------                    --------          --------          ------

Mercator 12% and 10%
  Debentures                         $ 4,550           $ 3,650         37,529.5
Marr 2003 Private Placements          12,500            11,900         28,333.3
May 2004 PIPE (1)                      9,300             8,769         29,353.1
July 2004 PIPE (2)                     1,488             1,384          4,696.5
April 2005 8% Convertible
  Notes and Warrants (3)               8,000             7,667          2,646.3
                                    --------          --------        ---------
   Total                            $ 35,838          $ 33,370        102,558.7
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

(3) We have issued 2,500,000 shares upon the conversion of $750,000 face amount of the 8% Convertible notes, excluding interest, and no shares upon the exercise of the warrants. The remaining notes, subject to anti-dilution provisions through April 3, 2006, are convertible at $0.30 per share into an aggregate of 24,166,667 shares of common stock; the Series A warrants are currently exercisable at $0.325 per share to purchase an aggregate of 26,666,667 shares of common stock and the Series B warrants are now exercisable at $0.325 per share to purchase an aggregate of 12,000,000 shares of common stock. We have issued an aggregate of $502,000 face amount of 8% Convertible Notes in payment of interest in July and October 2005 and January 2006. These notes are convertible into approximately 1,673,600 shares of our common stock, of which approximately 146,200 shares have been converted.

        DETAIL OF RECENT FINANCINGS - SEPTEMBER 2002 TO MARCH 29, 2006

                                                                                                       Calypte           Shares
Financing Type and                          Conversion          Gross        Net       Transaction     Closing          Issued/ $
Investor (1)                                  Feature         Proceeds     Proceeds        Date         Price         Redeemed (2)
------------                                  -------         --------     --------        ----         -----         ------------
Mercator 12% and 10%
   Debentures (3)

12% Convertible Debentures
Mercator Momentum Fund, L.P.                    85% of the       $ 550     $345 (5)         9/12/02       $3.00      4,866.4(4)/$550
($2,000 total commitment) (3)               average of the
                                                  3 lowest
Mercator assigned its rights to:            trading prices         250          250         7/24/03      $0.115        2,673.8/ $250
   Alpha Capital AG                             for the 20         250          250         7/24/03      $0.115        2,685.6/ $250
   Gamma Opportunity Capital                  trading days
     Partners, LP                                preceding
   Goldplate Investment Partners                conversion         250          250         7/24/03      $0.115        2,673.8/ $250
   Marr Technologies, B.V. (11)                        (7)         570          570          9/1/03      $0.498        5,181.8/ $570
                                                                ------       ------
   Dr. Khalid Ahmed                                              1,870        1,665
   Roger Suyama                                                     50           50         10/2/03      $1.310            84.6/ $50
   Logisticorp, Inc. (3)                                            20           20         10/2/03      $1.310            33.8/ $20
   Southwest Resource
     Preservation Inc. (3)                                          20           20         10/2/03      $1.310                    -

                                                                    40           40         10/2/03      $1.310                    -
                                                                ------       ------                                 ----------------
                                                                $2,000       $1,795                                 18,199.8/ $1,940
                                                                ------       ------                                 ----------------

Mercator Momentum Fund, L.P.                    80% of the        $300         $260        10/22/02       $3.90        0/ $300 (7)
                                          average of the 3
                                            lowest trading
                                            prices for the
                                           20 trading days
                                                 preceding
                                           conversion, but
                                             not less than
                                                     $1.50

Mercator Momentum Fund L.P.                     70% of the        $300         $245        4/29/03       $0.825     3,475.7/ $300
(10)                                      average of the 3
                                            lowest trading
                                            prices for the
                                           20 trading days
                                                 preceding
                                           conversion, but
                                             not more than
                                                     $1.20

Mercator warrant                           $3.00 per share          $0           $0       10/22/02        $3.90                 0

                                                                                                       Calypte           Shares
Financing Type and                          Conversion          Gross        Net       Transaction     Closing          Issued/ $
Investor (1)                                  Feature         Proceeds     Proceeds        Date         Price         Redeemed (2)
------------                                  -------         --------     --------        ----         -----         ------------

10% Convertible Debentures
--------------------------

Mercator Focus Fund, L.P. (9)                   80% of the      $1,000     $510 (6)        1/14/03        $1.92   7,941.1/ $1,000
                                          average of the 3
                                            lowest trading
                                            prices for the
                                           20 trading days
                                                 preceding
                                           conversion, but
                                             not more than
                                                     $3.00

Mercator Momentum Fund, L.P. (9)                80% of the        $450         $440        1/30/03        $1.86     2,857.7/ $450
                                          average of the 3
                                            lowest trading
                                            prices for the
                                           20 trading days
                                                 preceding
                                           conversion, but
                                             not more than
                                                     $3.00
Mercator Focus Fund, L.P. (9)                                     $400                     3/13/03        $1.47     3,428.9/ $400
  Mercator Momentum Fund III, L.P.              65% of the         100                                              1,626.3/ $100
                                                                   ---                                              -------------
                                          average of the 3        $500         $400                                 5,055.2/ $500
                                                                  ----         ----                                 -------------
                                            lowest trading
                                            prices for the
                                           20 trading days
                                                 preceding
                                           conversion, but
                                             not more than
                                                     $2.10
   Total Mercator Debentures                                    $4,550       $3,650                                 37,529.5/ $4,490
                                                                ======       ======                                 ================

Marr Private Placements
-----------------------

PIPE at $0.30 per share
Marr Technologies B.V. (8)(10)           $0.30 per share         $2,500      $2,300        8/1/03        $0.152           8,333.3

PIPE at $0.50 per share
Marr Technologies B.V. (8)(10)           $0.50 per share        $10,000      $9,600        9/1/03        $0.498          20,000.0
                                                                -------      ------                                      --------
  Total Marr Private Placements                                 $12,500     $11,900                                      28,333.3
                                                                =======     =======                                      ========

                                                                                                       Calypte           Shares
Financing Type and                          Conversion          Gross        Net       Transaction     Closing          Issued/ $
Investor (1)                                  Feature         Proceeds     Proceeds        Date         Price         Redeemed (2)
------------                                  -------         --------     --------        ----         -----         ------------

May 2004 Private Placement

  PIPE at $0.40 per share (11)(13)                 Units
    SF Capital Partners LP                     issued at         $4,000         $3,720      5/28/04       $0.50          12,625.0
    Marr Technologies BV                          $0.40,          3,000          2,910      5/28/04       $0.50           9,468.8
    Proximity Fund LP                          including            500            465      5/28/04       $0.50           1,578.1
    Proximity Partners LP                         shares            500            465      5/28/04       $0.50           1,578.1
    MTB Small Cap Growth Fund                 and 5 year            500            465      5/28/04       $0.50           1,578.1
    MTB Multi Cap Growth Fund                    warrant            500            465      5/28/04       $0.50           1,578.1
    Bridges & PIPES LLC                      exercisable            300            279      5/28/04       $0.50             946.9
                                                                 ------        -------                                   --------
                                            at $0.50 per
        Total May 2004 PIPE                        share         $9,300        $ 8,769                                   29,353.1
                                                                 ======        =======                                   ========

July 2004 Private Placement

  PIPE at $0.40 per share (11)(13)                 Units
    Sunrise Equity Partners, L.P.              issued at          $ 750           $698       7/9/04      $0.615           2,367.2
    Amnon Mandelbaum                              $0.40,             80             74       7/9/04      $0.615             252.5
    David I. Goodfriend                        including              8              7       7/9/04      $0.615              25.3
    TCMP3 Partners                                shares            150            140       7/9/04      $0.615             473.4
    United Capital Partners, LLC              and 5 year            500            465       7/9/04      $0.615           1,578.1
                                                 warrant        -------        -------                                    -------
        Total July 2004 PIPE              exercisable at        $ 1,488        $ 1,384                                    4,696.5
                                         $0.50 per share        =======        =======                                    =======

April 2005 Secured 8% Convertible
Notes and Warrants (12)
    SF Capital Partners Ltd.                       Notes        $ 4,000         $3,720       4/4/05       $0.27         - /     -
    Marr Technologies BV                     convertible          2,800          2,800       4/4/05       $0.27         - /     -
    Morningtown Limited                     at $0.30 per            450            450       4/4/05       $0.27         - /     -
    Smithfield Fiduciary LLC                  share plus            500            465       4/4/05       $0.27      1,759.7/$500
    Iroquois Master Fund Ltd.                     5 year            250            232       4/4/05       $0.27        886.5/$250
                                                                -------        -------                               ------------
                                                warrants
                                          exercisable at        $ 8,000        $ 7,667                               2,646.2/$750
                                                                =======        =======                               ============
                                              $0.325 per
                                                   share

---------------------
       (1) The Mercator 12% and 10% Debentures and warrants, the Common Stock underlying the 2003 PIPEs with Marr, the May 2004 and the July 2004 PIPEs and the April 2005 Secured 8% Convertible Notes and Warrants were issued under exemptions provided by Regulation S or Regulation D. With the exception of Marr Technologies B.V. ("MTBV" or "Marr"), which has identified itself as an affiliate of the Company in public filings with the SEC, none of the entities listed above is or has been an affiliate of the Company. Other than MTBV, all of the listed investors were subject to ownership limitations restricting their ownership of our stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

      (2) On July 18, 2003, the registration statement for shares underlying the $1,300,000 of the Mercator 12% and 10% Convertible Debentures and certain previous financings became effective (File No. 333-106862). As a result of a decline in the market price of our stock subsequent to the effective date of the July 2003 registration statement, the number of shares registered was insufficient to permit the complete conversion of the notes and debentures into registered shares. The shares underlying the convertible securities have become eligible for resale under Rule 144, and certain investors have availed themselves of that eligibility to convert restricted shares issued pursuant to conversions into free-trading shares. On July 8, 2004, the registration statement for 83,056,050 shares underlying Marr Private Placements, the May 2004 PIPE, certain of the Mercator 12% Convertible Debentures, approximately 12.2 million additional shares attributable to financings included in the July 2003 registration statement and approximately 3.3 million shares issued or issuable to vendors consultants and other parties who agreed to accept shares of our Common Stock in lieu of cash became effective (File No. 333-116491). On July 28, 2004, the registration statement for 6,472,800 shares of our Common Stock underlying the July 2004 PIPE and related warrants became effective (File No. 333-117439). On July 1, 2005, the registration statement for 73,198,583 shares of our Common Stock underlying the April 2005 Convertible Notes and Warrants transaction and the 2005 Marr Credit Facility warrants and other related warrants became effective (File No. 333-125051). On July 22, 2005, the registration statement for 8,332,803 shares of our Common Stock underlying the anti-dilution entitlements (both Common Stock and additional warrants) of our May 2004 and July 2004 PIPEs triggered by the April 2005 Notes and Warrants transaction became effective (File No. 333-126460).

      (3) At November 11, 2005, the holders have converted all but $60,000 of principal of the convertible debentures issued to Mercator or its assignees since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.5 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders claim an earlier transaction date with respect to a conversion of the debentures, which we dispute. Assuming immediate conversion at the earlier, disputed transaction date, the number of shares of common stock issuable would be an aggregate of approximately 0.6 million. While reserving our rights with respect to the number of shares calculated as issuable based on the disputed transaction date, we registered that number of shares of Common Stock in our June 15, 2004 registration statement pending resolution of the dispute.

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


      (7) On March 31, 2003, when the market price of our Common Stock was $0.885, we amended the conversion price to eliminate a conversion price floor of $1.50 per share in return for an extension of time in which to register the shares of common stock underlying the various Mercator financings.

      (8) The Securities Purchase Agreements for both transactions between the Company and Marr Technologies B.V. required that we provide cost-free registration rights to Marr; however, Marr was subject to a one-year lock-up provision following the transaction date with respect to the shares purchased.

      (9) On January 14, 2004, when the market price of our common stock was $0.60, we extended the maturity date of the following debentures until July 14, 2004:

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

      (10) On January 23, 2004, when the market price of our common stock was $0.695, we and Marr agreed to extend the registration rights period attributable to 5,181,818 shares of our common stock issued in conjunction with Marr's conversion of $570,000 principal amount of the Company's 12% Convertible Debentures from February 27, 2004 to April 29, 2004. In return for the extension, we agreed to include in our next registration statement an aggregate of 28,333,333 shares of our common stock purchased by Marr in PIPE transactions in the third quarter of 2003. On April 23 2004, when the market price of the Common Stock was $0.625, we and MTBV agreed to extend until May 14, 2004 the period for filing the registration statement including the shares issued to MTBV upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. On May 7 2004, when the market price of our common stock was $0.48 per share, MTBV agreed to further extend from May 14, 2004 until 21 days following the closing of a private placement of equity financing of at least $5,000,000, but in any case to no later than June 30, 2004, the period in which we are required to file a registration statement including shares of our common stock issued to MTBV upon conversion of the 12% convertible debenture and in the 2003 PIPE transactions. Such shares were included in our June 15, 2004 registration statement, which was declared effective on July 8, 2004.

      (11) In conjunction with the May 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 35% of the number of shares purchased by the investor. In conjunction with the July 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 70% of the number of shares purchased by the investor. The shares issued pursuant to the May 2004 PIPE and the July 2004 PIPE and the related warrants for each have an anti-dilution feature that require us to issue additional shares to the PIPE investors and modify their warrants if we subsequently issue additional equity at a per share price of less than $0.40 for a period of one year from the respective closing dates, except under the provisions of previously outstanding convertible debt, option plans, or option or warrant agreements. See Note (13).

      (12) Under the terms of the purchase agreements, we issued an aggregate of $8.0 million of Secured 8% Senior Convertible Notes having a term of two years and convertible into 26,666,667 shares of common stock at $0.30 per share; Series A warrants to purchase an aggregate of 26,666,667 Warrant Shares, with each Series A warrant exercisable after October 4, 2005 at an exercise price of $0.325 per share and having a 5 year term; and Series B warrants to purchase an aggregate of 12,000,000 Warrant Shares, with each Series B warrant exercisable after October 4, 2005 at an exercise price of $0.325 per share and having a term of 5 years. After October 4, 2006 and if the daily volume weighted average price of our common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, we have the right to force the conversion of any unconverted Notes into shares of our common stock. After October 4, 2005 and if the daily volume weighted average price of our common stock is greater than approximately $0.542 for 20 consecutive trading days and subject to certain trading volume restrictions, we have the right to force the exercise of the Series B Warrants, which would result in proceeds to us of approximately $3.9 million.

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

      (13) On April 4, 2005, when the market price of our common stock was $0.27 per share, we and the investors who are parties to securities purchase agreements and warrants dated as of May 28, 2004 or July 9, 2004 (the 2004 PIPEs) agreed to amend the 2004 PIPES with respect to anti-dilution rights granted therein so that they did not become effective unless and until they were approved by our stockholders, which approval we received at our annual meeting of stockholders held on June 30, 2005. In consideration of the amendment, we have issued to each investor in the 2004 PIPES additional shares of common stock and a warrant to purchase additional shares of common stock for no additional consideration from the investor. Additionally, the exercise price of the aggregate of approximately 10.7 million warrants issued in the 2004 PIPEs was reduced from $0.50 per share to $0.45 per share. On June 30, 2005, we issued approximately 7.1 million additional shares of common stock and additional warrants to purchase approximately 1.3 million additional shares of our Common Stock at an exercise price of $0.325 per share under the terms of the amendment.

Marr Credit Facilities

      On November 13, 2003, when the market price of our common stock was $0.88 per share, we and Marr, our largest stockholder, entered into an agreement in which Marr agreed to provide us up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes we might issue to Marr on an as-needed basis (the "Notes"). Any Note issued would bear interest at the rate of 5% per annum and have a 12-month term. The Marr Credit Facility was available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility would have been proportionally reduced by the amount of any equity financing we obtained during the term of the Marr Credit Facility. We granted Marr participation rights in any such equity financing on the same terms as the other investors. The Marr Credit Facility provided for termination as of March 31, 2004, if we failed to have our common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would have become due and payable on April 30, 2004. As consideration for the Marr Credit Facility, we issued to a party designated by Marr a warrant to purchase 375,000 shares of our common stock at an exercise price of $0.80 per share. The warrant was immediately exercisable and expired, unexercised, two years after issuance, on November 12, 2005.

      On March 19, 2004, when the market price of our common stock was $0.575 per share, we and Marr amended the Marr Credit Facility to increase the aggregate amount available under the Marr Credit Facility to $15,000,000 and to eliminate the termination provision upon failure to have our common stock listed on an established stock exchange by March 31, 2004. As additional consideration for the amendment of the Marr Credit Facility, we issued to a party designated by Marr an additional warrant to purchase 400,000 shares of our common stock at an exercise price of $0.46 per share. This warrant was immediately exercisable and expired, unexercised, two years from its date of issuance, on March 18, 2006.

      On May 26, 2004, when the market price of our Common Stock was $0.46 per share, we and Marr again agreed to amend the Marr Credit Facility whereby Marr committed to subscribe for up to $5,000,000 of Promissory Notes that we might issue through December 31, 2004, should our Board of Directors unanimously approve the issuance of one or more such notes before the expiration of the commitment period. At that time, Marr had two designated representatives serving on our Board of Directors. Any Notes issued pursuant to this second amendment would bear interest at 9% per annum and have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility was to be reduced by the amount of any equity financing we might obtain after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds from the May 2004 Private Placement. Accordingly, the commitment was reduced to approximately $3.6 million as a result of the closing of the July 2004 PIPE. As consideration for the extension of the commitment period reflected in the second amendment of the Marr Credit Facility, we issued to Marr a warrant to purchase 500,000 shares of our Common Stock at an exercise price of $0.40 per share. This warrant was immediately exercisable and expires two years from its date of issuance, on May 26, 2006. It has not yet been exercised. The shares underlying these three warrants were included in our June 15, 2004 registration statement. We issued no Notes under the Marr Credit Facility prior to its expiration.

      On April 4, 2005, when the market price of our common stock was $0.27 per share, we entered into a 2005 Credit Facility Agreement (the "2005 Credit Facility") with Marr, pursuant to which we have access to $5.5 million from the issuance of 9% promissory notes that we might issue through December 31, 2005, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period ends. Marr continues to have two representatives serving on our Board of Directors. Any notes issued under this facility would become due and payable on the earlier of twelve months from the date of issue or May 31, 2006. Any proceeds received from the exercise of the Series B Warrants issued in April 2005 or any other financing we might have completed prior to December 31, 2005 would reduce the availability of funds dollar for dollar under the 2005 Credit Facility.

      In connection with the 2005 Credit Facility, on April 4, 2005, we issued to Marr a 5-year warrant, exercisable after October 4, 2005, to purchase 500,000 shares of our common stock at an exercise price of $0.40 per share. Under certain conditions, the warrant provides for anti-dilution and other adjustments to the exercise price of the warrant in the event we issue shares of common stock or common stock equivalents, as defined in the warrant, within one year of the issue date at a price less than the exercise price. This provision terminates onApril 3, 2006. We also granted Marr a right of participation in any future offerings we may undertake within one year of the warrant issue date.

      On November 30, 2005, when the market price of our common stock was $0.16, we and Marr amended the 2005 Credit Facility to extend the term under which we may issue promissory notes from December 31, 2005 until April 3, 2006. The interest rate for promissory notes issued under the amendment was lowered to 7% per annum from 9% per annum. The term of any promissory notes issued under the amendment was extended so that such promissory notes will become due on April 3, 2007, instead of the later of twelve months from the issuance date or May 31, 2006. The issuance of promissory notes under the terms of the amendment now requires approval by a majority of a quorum of our Board of Directors, instead of the entire Board of Directors. We granted to a Marr a security interest in our assets, up to an aggregate maximum of $6,000,000, to secure the repayment of monies borrowed under the terms of the amended agreement. We may use the proceeds from the issuance of promissory notes under the amended agreement for general corporate purposes, including investments in our international subsidiaries. Through March 29, 2006, we have issued promissory notes having an aggregate face value of $4 million under the amended terms of the 2005 Credit Facility.

Warrants, Options and Stock Grants

Since January 2003, we have entered into and/or extended various contracts and agreements with consultants and others who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. We have obtained various services under these arrangements, including legal, financial, business advisory, and other services. We have, from January 2003 through March 29, 2006, issued approximately 14.9 million shares of our common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 7.9 million shares were issued during 2003, 1.7 million shares were issued in 2004, 3.9 million shares were issued in 2005 and 1.4 million shares were issued in the first quarter of 2006.

In January and February 2003, we entered into new contracts and extended certain other contracts with existing consultants to perform various services as described above. On February 14, 2003, when the market price of our stock was $2.01, we issued warrants exercisable at $1.50 per share and stock grants for an aggregate of 975,216 shares of our common stock as compensation for these services. The warrants were non-cancelable and fully-vested at the date of issuance. By May 31, 2003, the consultants had exercised warrants to purchase all of the shares granted to them and we had received proceeds of $0.8 million.

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

On August 20, 2003, when the price of our stock was $0.18 per share, we issued consulting contracts to two new consultants pursuant to which we issued warrants for 100,000 shares each, exercisable at $0.18 per share. The warrants were non-cancelable and fully-vested at the date of issuance. In December 2004, one of the consultants exercised warrants to purchase 100,000 shares our common stock. The remaining warrants expired unexercised in Augut 2005.

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

In May 2004, when the price of our stock was $0.465 per share, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $0.50 as a portion of the compensation under a consulting contract. The warrants were immediately exercisable, have a five year term, and, at March 29 2006, have not been exercised.

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

During 2005, we issued an aggregate of 695,972 shares of our common stock at prices ranging from $0.13 to $0.31 per share to four consultants under the terms of their agreements. Additionally, we issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 1,629,365 shares of our common stock at prices between $0.14 and $0.34 per share as partial compensation for these services. In September 2005, one of the consultants exercised its options to purchase 857,143 shares of our common stock and we received proceeds of $120,000. Additionally, in February 2005, we granted options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share to our Chairman of the Board of Directors pursuant to a consulting contract under which he provided certain strategic and advisory services through July 31, 2005. Under the terms of the severance agreement with our former executive chairman, in January 2005 we issued 1,625,000 shares of our common stock in lieu of $520,000 in cash payments.

On October 3, 2005, our Board of Directors appointed its Chairman as our interim Chief Executive Officer, effective immediately, upon the resignation of our former President and Chief Executive Officer. On January 4, 2006, when the market price of our common stock was $0.17 per share, the Compensation Committee of the Board of Directors approved a letter agreement outlining the terms and compensation of the Chairman's additional service as interim Chief Executive
Officer. Under the terms of the contract, we granted the Chairman 1,000,000 shares of our common stock as partial compensation for service as the interim Chief Executive Officer. Additionally, the Chairman is to receive cash compensation of $15,000 per month, beginning October 3, 2005. In February 2006, as approved by the Compensation Committee, we issued 311,736 shares of our common stock in lieu of cash payments for the period October 2005 through January 2006.

During the first quarter of 2006, we issued an aggregate of 120,089 shares of our common stock as compensation under a consulting contract at prices ranging from $0.16 to $0.21 per share, based on the then-current market price of our stock.

To conserve cash and to obtain goods and services, we may continue to issue options and warrants at market or at discounts to market or issue direct stock grants. In the event that we issue additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to our existing stockholders.

Capital Lease

In September 2004, when the price of our stock was $0.38 per share, we entered into a lease for $500,000 of equipment to be used in our Rockville, Maryland manufacturing facility. The lease has a minimum term of 3 years with an extension option of 3 months, and requires monthly payments of $17,250 during the initial term and extension periods. In conjunction with the lease, we issued to the lessor a three-year warrant to purchase 55,000 shares of our common stock at a price of $0.406 per share.

Intellectual Property and Equipment Purchase Using Stock

On September 30, 2004, when the market price of our common stock was $0.39 per share and pursuant to Regulation S, we entered into a License Agreement and Technology Transfer Agreement (the "License Agreement") pursuant to which we are required to pay an aggregate of 1,232,840 Euros (approximately US $1,500,000) in either our common stock or cash to acquire certain licenses and manufacturing equipment. On September 30, 2004, we issued to the licensor 1,172,205 restricted shares of our common stock having a value of approximately $469,000, representing approximately $373,000 attributable to the technology license and approximately $96,000 attributable to the equipment purchase. We included these shares in a registration statement that became effective on December 29, 2004. We have paid the subsequent installments in cash.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information we provide in this Annual Report on Form 10-KSB or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements  made in this Form  10-KSB,  including  any  statements  incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

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

The forward-looking information set forth in this Annual Report on Form 10-KSB is as of March 29, 2006, and we undertake no duty to update this information. Should events occur subsequent to March 29, 2006 that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Additional Factors That May Affect Future Results" beginning on page 43 of this Form 10-KSB.

Overview and Outlook

Our current focus is on the commercialization of our diagnostic test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood and oral fluid samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests") and the global commercialization of the HIV-1 BED Incidence EIA test (the "Incidence Test"). Our longer-term plans also include the development of a second lateral flow platform design suitable for over-the-counter applications, entry into the HIV rapid test market in the United States and expansion of our product line beyond HIV to a broader set of diagnostic tests for other sexually transmitted diseases.

In April 2005 we announced plans to restructure our business (the "Plan") under which we have consolidated our operations and focused our capital resources on commercializing these tests. As part of the Plan, we have discontinued manufacturing our HIV-1 urine EIA and supplemental HIV-1 Western Blot serum and urine diagnostic tests (the "Legacy Business").

In furtherance of the Plan, effective May 1, 2005, we entered into a manufacturing services and management agreement (the "Manufacturing Services Agreement") with Maxim Biomedical, Inc. ("Maxim") pursuant to which Maxim manufactured, shipped and performed quality control procedures for us in connection with the Legacy Business. Under the terms of the Manufacturing Services Agreement, Maxim hired some of our ex-employees and we transferred our inventory to Maxim for use under the agreement. Effective November 15, 2005, under the terms of an Asset Purchase and License Agreement (the "Agreement"), we sold our Legacy Business - our FDA-approved EIA and Western Blot HIV diagnostic test product lines - to Maxim. We have classified our Legacy Business operations as a discontinued operation in the financial statements included in Item 7 in this Form 10-KSB.

During the third quarter of 2005, we also transitioned our corporate administrative offices from California to Lake Oswego, Oregon, a suburb of Portland, near where our research and development operations are located. During the second quarter of 2005, we incurred severance costs for personnel terminated at Rockville and for certain administrative personnel not transitioning to Oregon. During the third quarter of 2005, we entered into an agreement to sublease our California offices through the July 2007 expiration of the lease on that facility. We recorded approximately $535,000 in the second quarter of 2005 for transition-related costs resulting from our restructuring activities. We also incurred approximately $1.2 million of expense in the second quarter of 2005 related to the transfer of our inventory to Maxim under the Manufacturing Services Agreement.

Having completed the above restructuring, we were able to significantly reduce our monthly operating burn rate as compared with historical levels. As the revenue stream from our Legacy Business products has been eliminated we now rely solely on revenues from the sale of the BED Incidence Test and, as we receive regulatory approvals, from the sale of our HIV-1/2 Rapid Tests internationally to pursue our business milestones and achieve profitability. We believe that the geographic consolidation of our domestic operations and the termination of our Legacy Business improves our operational efficiency, decreases our cash burn and permits us to concentrate on expediting the procedures necessary to commercialize our HIV-1/2 Rapid Tests and developing a broader range of diagnostic tests. We believe we have begun the process of building the revenue stream necessary to support our operations and achieve our financial objective of sustained profitable operations and increased stockholder value.

Trends, Events and Uncertainties

Legacy Business During 2005, we recorded an aggregate of $2,532,000 in revenue, of which $2,105,000 or 83% was attributable to sales of our Legacy Business products that we have now classified as a discontinued operation. Effective with the sale of the Legacy Business to Maxim on November 15, 2005, we have phased out sales of these products for our own account, eliminating both the revenue stream from and the costs associated with the manufacturing facilities supporting those products.

BED Incidence Test In April 2004, the United States Centers for Disease Control and Prevention ("CDC") granted us a worldwide, non-exclusive license to use technologies it had developed to manufacture and commercialize a serum enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that have occurred within approximately the last 6 months in a subject population. Sales of the Incidence Test began in the fourth quarter of 2004. Demand for and sales of this product had been increasing, through the third quarter of 2005, both domestically from the CDC, and internationally, primarily from countries where the CDC has conducted "train the trainer" workshops in the applications for this unique epidemiological surveillance product. In the fourth quarter of 2005, we introduced a new version of the BED incidence test that permits the use of dried blood spot samples, an alternative to the whole blood samples initially required for the test. Dried blood spot sampling has a long history in HIV testing and has advantages over whole blood samples, including ease of collection through fingersticks, no requirement for refrigerated sample shipping, and the ability to archive the sample on filter paper. We believe that this alternative sample will further increase the market for our BED incidence test.

Third quarter 2005 revenue from the sale of this test grew by 86% compared to sales in the second quarter, but sales decreased by 30% in the fourth quarter of 2005 compared with the third quarter. In February 2006, the CDC issued an Information Sheet: Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. addressing a December 2005 UNAIDS report regarding studies in Africa and Thailand indicating that the Incidence Test apparently over-estimated the incidence rate. The Information Sheet acknowledges that the assay may cause over-estimation under certain conditions and suggests expanding current protocols. We see the test's design and use and the interpretation of its results evolving as public health agencies and the CDC gains experience with it. We continue to believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and that it will remain a viable epidemiological surveillance test. We expect that the process of refining its applications will continue as its use expands.

Further, we have begun the research on a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement (CRADA) with the CDC. We plan to file the appropriate IDE applications with the US FDA for diagnostic versions of the incidence test.

Rapid Tests We expect that our future revenues will be derived primarily from the sale of our HIV-1/2 rapid diagnostic tests both to the professional and over-the-counter (OTC) markets, and potentially from the sales of diagnostic tests for other STDs. Our focus for 2006 is concentrated on commercializing the HIV-1/2 rapid tests, initially in a dipstick-format and produced in Thailand, from which we believe we can source certain African and southeast Asian markets. We plan to supply the Chinese market with product manufactured locally, through our Chinese subsidiary, Beijing Marr. In all markets, commencement of rapid test sales is contingent upon the successful completion of clinical trials followed by the required regulatory approvals, coupled with successful technology transfer and scale-up of manufacturing operations. We do not expect significant revenues from the sale of our rapid tests in 2006 as we are in the early stages of the regulatory process with many of our initial target markets in Africa and Asia.

In China, we have completed the clinical trials on our HIV rapid tests that were conducted by the National Center for AIDS/STD Control and Prevention of the Chinese CDC. The trials involved approximately 1,500 subjects. Based on the results of the trials, we believe that the performance of both our blood and oral fluid rapid tests was sufficient to make them approvable.

Since the SFDA expressed an interest in alternative fluid testing, we decided to initially submit only our oral fluid HIV-1/2 test for approval. We submitted our application for approval in late 2005 and were informed that it had been formally accepted for evaluation in early 2006. Like the U.S. Food and Drug Administration, the SFDA has a statutory limitation on responding to our submission. We do not know at this time whether the initial response will be an approval or a request for more information. In the United States, this is usually an iterative process.

Beijing Marr will manage the Chinese oral fluid test product launch. There are several large markets in China, such as those created by new laws requiring the testing of military recruits and university students as part of their admissions process, as well as a publicly-announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion person population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

Beijing Marr's acquisition of the Yaohua Assets provides us not only with manufacturing facilities to produce our rapid tests in China, but also with certain rights to technology and governmental approvals and certifications that we expect will significantly reduce our projected time to market. Our manufacturing equipment and personnel are on-site and we are in the process of transferring our technology, renovating and preparing the facilities for production and completing the transfer of the Yaohua Assets in anticipation of the approval of our AwareTM HIV-1/2 rapid oral fluid (OMT) diagnostic test by the SFDA. The renovations we are making to the facilities are required for us to renew our GMP certification, which will otherwise expire in June 2006. We anticipate completion of these renovations in sufficient time to meet the June renewal date of our GMP certificate.

Because of the long and uncertain process of SFDA evaluation of our products, and because the Yaohua Assets include a blood rapid HIV-1/2 test that is already approved by the SFDA, we elected not to proceed with a submission of our Aware BSP HIV-1/2 test at this time. If we determine to manufacture a blood rapid
HIV-1/2 test, we will consider manufacturing the blood rapid HIV-1/2 test acquired as part of the Yaohua Assets.

We also developed a urine rapid test that was designed to provide the same functionality as the oral fluid test and that was subjected to the clinical trial evaluation. Although the results of the Chinese trial on that test may have been sufficient to make it approvable, it did not demonstrate the same level of accuracy as either the blood/serum/plasma (BSP) or oral fluid (OMT) tests in that or other recent evaluations. Accordingly, we have decided to place the urine test back into development to further optimize its performance. As a result of current resource constraints, the optimization of the urine test is not an active project.

We have completed the regulatory approval process for our Aware HIV-1/2 BSP test in South Africa and Kenya, as well as other clinical trials and product registrations. We are in the process of evaluating registration requirements for our rapid tests in India with the objective of commencing product evaluations for certain markets there. We have begun to develop distribution channels and plan to conduct additional trials in several African countries. The clinical trial and regulatory approval process will be on-going as we attempt to introduce the Aware HIV-1/2 tests internationally. We are primarily targeting countries which have been selected for funding by PEPFAR, the $15 billion President's Emergency Plan for AIDS Relief, and currently have representation in more than half of them. While there are different regulations and customs in each foreign country, we believe that the regulatory process in the PEPFAR countries can generally be completed within a few months.

Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID and CDC. It is our intention to pursue a USAID waiver shortly, initially for our Aware HIV-1/2 OMT test. We are compiling the required data in terms of "manufacturer's claims" and independent trials for the blood, serum and plasma tests. We believe that obtaining a USAID waiver is an important milestone in facilitating international sales of our rapid tests.

Financial Considerations

Our operating cash burn rate for the years ended December 31, 2005 and 2004 averaged approximately $0.7 million and $1.1 million, respectively, per month. The reduction is attributable to the consolidation and restructuring of our business, including the discontinuation of our Legacy Business. Our operating cash burn rate for the fourth quarter of 2005 was approximately $0.5 million per month.

To successfully implement our business plans, we must obtain sustainable positive cash flow and profitability. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our HIV-1/2 Rapid Tests, protection of intellectual property rights, costs of developing our new products, including obtaining and maintaining the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing and obtain regulatory approvals of our new rapid tests, market acceptance of all our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital, if and as needed, in a timely manner.

Based upon our financial condition, which includes $3.0 million working capital and $7.2 million stockholders' deficits, respectively, recurring losses and an accumulated deficit of $154 million at December 31, 2005, our independent accountants have issued an opinion on our financial statements as of December 31, 2005 that cites substantial doubt about our ability to continue our business operations as a going concern. Although we have issued an aggregate of $2,500,000 of 7% Promissory Notes to Marr in January through March 2006 and have the right to issue an additional $1.5 million of such Promissory Notes, all of which are or would be due in April 2007 under the terms of the 2005 Credit Facility with Marr, the proceeds of such notes are insufficient to provide us with the liquidity required to fully attain our business milestones, achieve positive cash flow and meet our obligations when due. We do not believe that our current cash resources are sufficient to sustain our operations through 2006 without obtaining additional financing. There can be no assurance that additional financing will be available, or if it is available, that it will be on acceptable terms. Our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005 and under the 2005 Credit Facility with Marr may inhibit our ability to secure financing in the future. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our new products or that we will achieve and sustain profitability and positive cash flows in the future.

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2006. In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when we require it or if it is not available to us on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or stockholder approval. There can be no assurance that we will enter into such strategic agreements or secure such financing, or that our stockholders will approve the terms of such agreements or financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Off-Balance Sheet Arrangements The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii).

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon Calypte's consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs, derivative and anti-dilution liabilities and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

    o Inventory Valuation We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since we have historically incurred negative gross profit on an annual basis, and have had high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. As a result of our 2005 restructuring and our obligations under the Manufacturing Services Agreement with Maxim, we incurred approximately $1.2 million in expense during the second quarter of 2005 related to the transfer of Legacy Business inventory to Maxim. At December 31, 2005, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials and finished products.

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

    o Classification of Financial Instruments with Characteristics of both Liability and Equity We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity. We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately. We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our detemination of the appropriate classification.

Results of Operations

The following represents selected financial data (in thousands):

                                                                                    Years ended
                                                                                   December 31,
                                                                         ----------------------------------
                                                                                  2005              2004
                                                                                  ----              ----

Total revenue                                                                $     427         $     531
Product costs                                                                      133                35
                                                                             ---------         ---------

   Gross Margin                                                                    294               496

Operating expenses:
   Research and development                                                      2,211             2,140
   Selling, general and administrative                                           5,363             8,437
                                                                             ---------         ---------
      Total operating expenses                                                   7,574            10,577
                                                                             ---------         ---------

   Loss from operations                                                         (7,280)          (10,081)

Interest income (expense), net                                                   1,952            (2,126)

Other expense, net                                                                (335)               33
                                                                             ---------         ---------

   Loss from continuing operations before income taxes                          (5,663)          (12,174)
Income Taxes                                                                         2                 2
                                                                             ---------         ---------

   Net loss from continuing operations                                          (5,665)          (12,176)
                                                                             ---------         ---------

Discontinued operations
   Loss from operations of Legacy Business, including loss
   on disposal of $425 in 2005, net of income taxes                             (3,098)           (5,090)
                                                                             ---------         ---------
Net loss                                                                     $  (8,763)        $ (17,266)
                                                                             =========         =========

Years ended December 31, 2005 and 2004

Our aggregate product sales revenues for 2005 totaled $2,532,000 compared with $2,797,000 for 2004, a decrease of $265,000 or 9%. Product sales revenues from our continuing operations totaled $427,000 compared with $31,000 for 2004, an increase of $396,000 or 1,277%. Our 2004 revenue also included $500,000 of deferred revenue related to a 1994 distribution agreement with a Japanese distributor. We completed the sale of our Legacy Business products line, which is classified as a discontinued operation, on November 15, 2005.

Continuing Operations

Sales of our BED incidence test began in the fourth quarter of 2004 and revenues from both domestic and international sales of that test totaled $406,000 during 2005 and $31,000 in 2004, accounting for 95% and 100%, respectively, of our revenues from continuing operations. International sales of our HIV-1/2 rapid tests, primarily to our distributor in South Africa, were insignificant in 2005.

The following table summarizes the Company's product sales revenues from continuing operations by product for 2005 and 2004.

                                                 2005       2004
                                                 ----       ----

      BED Incidence test                           95%      100%
      HIV-1/2 rapid tests                           5%        -%
                                                  ----      ----

      Total                                       100%      100%
                                                  ----      ----

Sales to three customers accounted for approximately 36% and 89% of product sales from continuing operations in 2005 and 2004, respectively. Sales to those customers accounted for approximately 13%, 13% and 10% of our product sales in 2005 and 49%, 28% and 12% of product sales in 2004.

Gross margin from our continuing operations was $294,000 or 69% in 2005 compared with $(4,000) or -13% (excluding deferred revenue recognized in 2004) in 2004. Product costs attributable to our continuing operations primarily represent the costs charged to us by the contract manufacturers of the BED Incidence Test and our HIV-1/2 rapid tests plus the related royalty expense (including the pro-rata portion of annual minimum royalty payments, where applicable). The production costs charged by our contract manufacturers are negotiated rates, typically decreasing inversely with increases in production volume. Overhead costs incurred by the contract manufacturers are included in the production rates they charge to us.

Research and development costs increased by $71,000 or 3%, from $2,140,000 in 2004 to $2,211,000 in 2005. The increase is due primarily to the costs of various international clinical trials and with transferring technology in Thailand and China for the development and commercialization of our HIV-1/2 rapid tests, including personnel-related costs, travel expenses, consultant expenses, and costs to acquire specimens and provide product prototypes for the clinical trials. These costs are offset by decreased compensation and related expenses in the second half of 2005 resulting from the termination of research and development personnel and activities when we closed our legacy operations at our Rockville, Maryland facility.

Selling, general and administrative costs attributable to continuing operations decreased by $3,074,000 or 36%, from $8,437,000 in 2004 to $5,363,000 in 2005.
The primary  components of the decrease include the following:

    o a reduction of over $2.5 million in expense including approximately $1.4 million of severance and stock option compensation expense, of which approximately $0.7 million was non-cash, related to the January 2004 resignation of the company's former president and the November 2004 resignation of the Company's former Executive Chairman, including the elimination of salary and travel and entertainment expense paid to or on behalf of the former Executive Chairman of the company, whose position was not replaced upon his resignation. This reduction is net of approximately $535,000 of severance and other restructuring costs incurred in 2005 and recorded in conformity with SFAS No 146, "Accounting for the Costs Associated with Exit or Disposal Activities."
    o a decrease of approximately $600,000 in costs associated with consultants and other service providers, of which over half is non-cash, recorded in connection with the issuance of warrants, options and stock grants.

Our loss from operations from continuing operations for 2005, at $7,280,000, reflects a 28% decrease compared with the $10,081,000 loss reported for 2004.

We recorded net interest income of $1,952,000 for 2005 compared with $2,126,000 of interest expense for 2004 principally due to the accounting for the derivative and anti-dilution obligations of our recent financings which are required to be adjusted to their fair value at each balance sheet date with the change in value being recognized in interest expense. The table below summarizes the components of interest expense (in thousands):

                                                                                          2005            2004        Change
                                                                                          ----            ----        ------
Interest on debt instruments paid or payable in cash                                  $    123          $     88      $      35
                                                                                      --------          --------      ---------
Non-cash interest (income) expense composed of:
   Accrued interest on 8% Senior Convertible Notes (paid by issuing
      additional Notes)                                                                    498                 -            498
   Amortization and proportional write-off upon conversion of note and
      debenture discounts and deferred offering costs                                    1,502                81          1,421
   Liquidated damages due to delayed registration of shares underlying
      convertible notes and debentures and other securities                                  -              (205)           205
   Expense attributable to warrants issued in conjunction with modifying the
      2003/2004 Marr Credit Facility                                                         -               402           (402)
   Expense attributable to warrants issued in conjunction with the 2005 Marr
      Credit Facility                                                                       71                 -             71
   Expense attributable to warrants issued in conjunction with the 2004
      Anti-dilution obligation                                                              82                 -             82
   Expense attributable to warrants issued in conjunction with the $0.5
      million capital lease agreement                                                        -                20            (20)
   Mark-to-market adjustment of derivative and anti-dilution obligations
      arising from the April 2005 financing                                             (3,803)                -         (3,803)
   Mark-to-market adjustment of anti-dilution obligation arising from May and
      July 2004 equity financing                                                          (506)            1,638         (2,144)
   Maturity extension fee payable in stock on convertible debentures issued
      to Mercator group                                                                      -                20            (20)
   Expense attributable to dividends on mandatorily redeemable Series A
      preferred stock                                                                      120               120              -
                                                                                      --------          --------      ---------
Total non-cash interest (income) expense                                                (2,036)            2,076         (4,112)
                                                                                      --------          --------      ----------

  Gross interest (income) expense                                                       (1,913)            2,164         (4,077)

  Interest income                                                                          (39)              (38)            (1)
                                                                                      --------          --------      ---------

  Net interest (income) expense                                                       $ (1,952)         $  2,126      $  (4,078)
                                                                                      ========          ========      ==========


Legacy Business (Discontinued Operations)

As discussed in Note 3 to the Financial Statements furnished in Item 7 of this Annual Report on Form 10-KSB, we completed the sale of our Legacy Business on November 15, 2005. All comparisons reflect ten and one-half months of operations in 2005 compared with a full twelve months of operations in 2004. Product sales revenues from our Legacy Business decreased by $661,000 or 24%, from $2,766,000 in 2004 to $2,105,000 in 2005. Revenue from the sale of our urine EIA screening tests decreased by $410,000 or 28% to $1,071,000 in 2005 compared with $1,481,000 in 2004. Sales of our urine Western Blot supplemental test were insignificant in both periods, but indicated a sales decrease similar to that of the screening test. Sales of our urine EIA screening test to domestic life insurance reference laboratories accounted for 97% and 96% of screening test revenues for 2005 and 2004, respectively. We sold our screening tests to three life insurance reference laboratories during each of those periods. Individual laboratory sales as a percentage of total reference laboratory sales ranged from 20% to 60% during 2005 and from 23% to 50% during 2004, with LabOne being the largest customer in each period. Sales of the screening tests to the reference labs for 2005 decreased by $382,000 or 27% compared with sales in 2004. All of our reference lab customers increased their EIA screening test purchases in 2004 in anticipation of the mid-2004 closure of our Alameda, California EIA test manufacturing facility and transfer of EIA manufacturing to our Rockville, Maryland facility. Purchases by the labs continued to lag behind historical levels through the third quarter of 2005. With the late-third quarter 2005 FDA approval of the Rockville facility as the EIA manufacturing facility and the availability of longer-dated product, sales returned to more normal levels late in the third quarter of 2005 and through the disposition of the Legacy Business.

Domestic urine screening and urine supplemental test sales through the direct diagnostic channel, as well as international sales of both products, were insignificant during both 2005 and 2004.

Sales of the serum Western Blot supplemental test for 2005 decreased by approximately 26% or $291,000 compared with 2004 levels, from $1,114,000 in 2004 to $843,000 in 2005. We sold this product primarily to individual blood banks and similar testing entities, whose order patterns varied based on third party utilization of their services, project funding considerations or other variables. Other than Maxim, which purchased the Legacy Business from us, there is only one other domestic manufacturer of an FDA-approved serum Western Blot supplemental HIV-1 test. During 2005, we also sold $45,000 of HIV-1 viral lysate, a component we used in manufacturing the Western Blot tests. Such sales occurred only sporadically and there were no similar sales of significance in 2004.

The  following   table   summarizes  the  Company's   sales  revenues  from  its
discontinued operations by product for 2005 and 2004.

                                                        2005           2004
                                                        ----           ----

      Urine EIA screening and supplemental test           53%           56%
      Serum Western Blot supplemental test                40%           41%
      All other                                            7%            3%
                                                         ----          ----

      Total                                              100%          100%
                                                         ----          ----


Gross margin attributable to discontinued operations decreased from a loss of $4,477,000 (-162% of sales) in 2004 to a loss of $2,692,000 (-128 of sales) in
2005. The difference in gross margin for the Legacy Business between periods relates primarily to the consolidation of our Alameda, California manufacturing facility into Rockville in mid-2004 and the manufacturing services agreement with Maxim which became effective on May 1, 2005, both of which reduced fixed overhead costs related to the Legacy Business.

Approximately 20% of our marketing expenses in 2004, or approximately $600,000, were to provide promotion and customer support for our Legacy Business products. Essentially all of our marketing expenses in 2005 were in support of our continuing business.

We incurred a net loss of $425,000 in 2005 upon the disposition of Legacy Business assets. In total, the net loss from discontinued operations decreased by $1,992,000 or 39% from ($5,090,000) in 2004 to ($3,098,000) in 2005.

Restructuring and Severance

Restructuring-related costs to date have been charged as incurred in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." Severance charges associated with the elimination of positions were recognized ratably over the future service period, if any, in accordance with SFAS No. 146. We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. Any change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.


Liquidity and Capital Resources

Financing Activities

We have financed our operations from our inception primarily through the private placements of preferred stock and common stock, our Initial Public Offering
(IPO) and the issuance of convertible notes and debentures. On May 20, 2003, our stockholders approved a 1:30 reverse split of our common stock, which became effective on May 28, 2003. All references to the number of shares issued or the issue, exercise or conversion price of any transaction described in this Annual Report on form 10-KSB reflect the $0.03 par value post-split basis of our common stock.

Please refer to the tables entitled "Summary of Recent Financings - September 2002 through March 29, 2006" and "Detail of Recent Financings - September 2002 through March 29, 2006" in Part II, Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters for a summary of our financings for the most recent three years and our current financing arrangements.

Operating Activities

During, 2005 and 2004, we used cash of $8.1 million and $12.8 million, respectively, in our operations. In both periods, the cash used in operations was primarily for manufacturing our Legacy Business products, for research, development and commercialization of our rapid tests and for our selling, general and administrative expenses.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments ("FAS
155). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133,
(iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for years beginning after September 15, 2006. The Company has not yet determined what impact this statement will have on its results of operations or financial position.

In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), a replacement of APB No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of FAS 154 will have a material impact on our results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We adopted Interpretation No. 47 in the fourth quarter of 2005. Its implementation did not have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. As a small business issuer, SFAS 123R will become effective for us in the first quarter of 2006. We have not yet determined which fair-value method and transitional provision we will follow; however, we expect that the adoption of SFAS 123R may have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R to materially impact our overall financial position. On the fair value basis currently required by SFAS 123, we expect to record approximately $175,000 in stock-based compensation expense during 2006 related to the unvested options outstanding at December 31, 2005. The determination of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the determination of compensation cost under SFAS 123; however, we have not yet quantified such differences.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, An Amendment Of APB Opinion No. 29 ("SFAS 153"). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 became effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 has not had a material impact on our results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment Of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will become effective for us for inventory costs incurred beginning in 2006. We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or financial position.

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

There can be no assurance that our cash on hand at December 31, 2005 of $492,000 and the availability of an additional $4,000,000 under the terms of the existing 2005 Marr Credit Facility Agreement will be adequate to sustain our operations at expected levels through 2006. Furthermore, the notes we have issued at December 31, 2005 and any subsequent notes we may issue under the 2005 Marr Credit Facility Agreement during 2006, as well as any unconverted 8% Senior Convertible Notes totaling $8,253,000 at December 31, 2005, must be repaid on April 3, 2007. We believe we will need to arrange additional equity-based financing to fund our operations and make the investments necessary to continue to execute our business plan in 2006. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.

In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control or require stockholder approval and could result in substantial dilution to our existing stockholders. Further, our outstanding pledges of the rights to our assets as collateral security for our Notes and other indebtedness may inhibit our ability to secure financing in the future. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

As of December 31, 2005 our trade accounts payable totaled $1.4 million, of which approximately $1.3 million was over sixty days past due. Further, we currently have a number of cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2005 and the year ended December 31, 2004 was $8.8 million and $17.3 million; respectively, and our accumulated deficit at December 31, 2005 was $154 million. We expect operating losses to continue in 2006, as we complete the commercialization of our rapid tests, complete our international technology transfers, and conduct additional research and development and clinical trials for current and potential new products.

                Risks Related to the Market for Our Common Stock

We May Be Removed From Listing on the American Stock Exchange if We Fail to Meet Continuing Listing Standards.

On June 22, 2005, we received a letter from the American Stock Exchange (the "Amex" or the "Exchange") notifying us that we are not in compliance with certain of the Amex's continued listing standards. We submitted a plan of compliance to the Exchange which was accepted. On February 2, 2006 the Exchange notified us that we had not made satisfactory progress with our plan and that the Exchange was initiating immediate procedures to delist our common stock. We have been granted until July 31, 2006 to demonstrate that we have regained compliance with the Exchange's continued listing standards. Failure to demonstrate that we have regained compliance with the continued listing standards based on our financial position as reported in our SEC filings as of the end of the second quarter of 2006 will result in our being delisted from the Amex. There can be no assurance that we will achieve the objectives required to comply with the continued listing standards. The public trading of our common stock and the ability of our stockholders to sell their shares could be significantly impaired if we are delisted from the Amex. In that case, our common stock would trade either on the OTC Bulletin board, on a regional exchange, or in the pink sheets, which could have a detrimental impact on our trading volume and/or share value. Further, delisting from a major exchange such as the Amex may constitute a default under the terms of the April 2005 Private Placement.

Our Registration of a Significant Amount of Our Stock Issuable upon Conversion of Notes or Exercise of Warrants and Eligible for Future Sale May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of our outstanding 8% Senior Convertible Notes and warrants (the "April 2005 Private Placement") and in connection with the 2005 Marr Credit Facility, we have registered for resale approximately 73 million shares of our common stock, of which approximately 2.6 million shares have been issued at March 29, 2006 and an additional 24 million shares may be issued immediately upon the conversion of our 8% Convertible Notes, approximately 39 million shares may be issued upon the exercise of our Series A Warrants and Series B Warrants, and the remaining 7 million shares may be issued under fee agreements or as interest on the Notes. Upon the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. The issuance of such shares would increase by approximately 40% the number of shares currently outstanding, essentially all of which are also registered and freely tradable. If investors in the April 2005 Private Placement or other investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms, if and when that becomes necessary.

From inception through March 29, 2006, we have issued approximately 184.6 million shares of our common stock and raised approximately $147 million. At a Special Meeting of Stockholders on February 14, 2003, our stockholders approved an increase in the number of authorized shares of our common stock from 200 million to 800 million. After considering the share reserves required for the April 2005 Private Placement, we have the ability to issue in excess of 400 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.


Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we expect to continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2004, we issued approximately 2.1 million shares in payment for consulting services and for the acquisition of intellectual property and equipment. During 2005, we issued approximately 0.7 million shares and approximately 1.6 million options at market in payment of consulting services. In addition to the potential dilutive effect of issuing a large number of shares or options, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock.

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.13 per share and as high as $0.49 per share in the twelve months ended December 31, 2005. We believe that some of the factors leading to the volatility include:

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


Failure to Achieve and Maintain Internal Controls in Accordance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 Could Have A Material Adverse Effect on Our Business and Stock Price.

We have begun examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act ("SOA"), as required for our Annual Report on Form 10-KSB for the year ending December 31, 2007, or other deadline for compliance, if extended. While we expect to meet the requirements of the SEC's Guidelines under SOA, there can be no assurance that we will do so. In addition, if we fail to maintain the adequacy of our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

                          Risks Related to Our Business

We May Not Be Able to Retain and/or Attract Key Executives and Other Personnel.

As a result of the restructuring plan we implemented in 2005, a number of our key executives and senior administrative, marketing, quality systems and research and development personel and staff left the company rather than transition to the new operation in Oregon when we closed our Rockville and Pleasanton facilities. Further, two of our senior executives recently resigned and the Chairman of our Board of Directors is currently serving as interim Chief Executive Officer. As a small company, our success depends on the services of key employees in these positions. Our inability to replace or attract key employees in certain positions as a result of our financial condition or for other reasons could have a material adverse effect on our operations.


We Have Historically Depended for Our Revenues Upon the Viability of Our ELISA Products -- Our HIV-1 Urine-Based Screening Test and Our Urine and Blood Based Supplemental Tests - Which We Have Sold.

We sold our HIV-1 urine-based screening test and urine and blood-based supplemental tests as a part of our restructuring plan and will not derive any revenue from the sale of these products in the future. We have completed the technology transfer for our HIV-1 BED Incidence Test and have that product available for sale, but we have little experience marketing that test and no experience marketing our rapid tests that are currently being commercialized. Further, there has been recent concern that the BED Incidence Test apparently over-estimates the incidence rate based on studies conducted in Thailand and Africa. The CDC has issued an Information Sheet acknowledging that the assay may cause over-estimation under certain conditions and suggests expanding current protocols. The Information Sheet notes, "[T]he [Incidence Test] in combination with the appropriate estimator is the preferred approach to calculating incidence of HIV infection in the U.S...in the context of a case-based surveillance system where additional clinical and epidemiological information is available for interpretation and estimation. It may be less successful in a specimen-based system where these critical data cannot be ascertained." Although we believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and expect that the process of refining its applications will continue as its use expands, there can be no assurance that the Incidence Test will achieve widespread acceptance, either in the United States or internationally.

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


We May Not be Able to Successfully Develop and Market New Products That We Plan to Introduce.

We plan to develop and/or commercialize other diagnostic products including our rapid HIV-1/2 screening tests and tests for other infectious diseases or health conditions. We also plan to develop, along with the United States Centers for Disease Control and Prevention, a blood-based rapid HIV test for diagnostic and surveillance purposes. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products, successfully transfer the technology for commercial-scale manufacturing to either internal, joint venture or outsourced manufacturers or meet regulatory requirements or resolve potential patent licensing or government distribution or licensing requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.


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

Without collaborative arrangements, we must fund our own research and development activities, accelerating the depletion of our financing resources and requiring us to develop our own marketing capabilities. Therefore, if we are unable to establish and maintain collaborative arrangements, we could experience a material adverse effect on our ability to develop products and, once developed, to market them successfully.


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

During the years ended December 31, 2005 and 2004, we incurred $2.2 million and $2.1 million, respectively, in research and development expenses. We expect to continue to incur significant costs as a result of our research and development activities in the future.

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


A Viable Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our rapid HIV tests currently being commercialized, rapid HIV tests that we expect to develop and other new products or technologies that may be developed or acquired. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited resources with which to stimulate market interest in and demand for our products and limited evidence on which to evaluate the market's reaction to products that may be developed. Consequently, there can be no assurance that any of our products will obtain market acceptance and fill the market need that is perceived to exist.

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

Certain of our employees, including scientific and management personnel, were previously employed by competing companies. Although we encourage and expect all of our employees to abide by any confidentiality agreement with a prior employer, competing companies may allege trade secret violations and similar claims against us.

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


We Engage Contract Manufacturers and Plan to Conduct International Manufacturing Operations to Produce Some of Our Products, Including Our Rapid Tests Currently Being Commercialized.

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

   o  production yields;

   o  quality control and assurance;

   o  raw material supply;

   o  shortages of qualified personnel; and

   o  maintaining appropriate financial controls and procedures.

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

As a result of implementing our restructuring plan, we will now rely on revenues to be generated from sales of our current or planned incidence and rapid tests, largely to international distributors and/or joint ventures. We believe that our alternative fluid-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. To date, however, sales to international customers have resulted in relatively insignificant revenues. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the United States. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets, including HIV-1/2 rapid tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets. The following risks may limit or disrupt the success of our international efforts:

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

Our business model and future revenue forecasts call for a significant expansion of sales in the People's Republic of China as well as in Africa upon successful commercialization of our rapid test products. Should conditions beyond our control, such as disease outbreaks, natural disasters, war or political unrest, redirect attention from the worldwide HIV/AIDS epidemic, our customers' ability to meet their contractual purchase obligations and/or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms that are not substantially dilutive to our stockholders, or we may have to curtail our operations, or both.


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

Item 7. Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements are included on pages F-1 through F-40 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(1) Disclosure Controls and Procedures -- We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting. Internal control over financial reporting is also separately evaluated for purposes of providing management's report which is set forth below in paragraph (2). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as they are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-KSB, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation identified deficiencies in our disclosure controls and procedures. The first deficiency was the failure to timely disclose our acquisition of a 51% equity interest in Beijing Marr Bio-Pharmaceutical Co., Ltd., a wholly foreign-owned enterprise organized and existing in the People's Republic of China (the "Equity Transfer Agreement"), and agreement with Marr Technologies Asia Limited ("Marr Technologies Asia"), a company existing under the laws of the Republic of Seychelles, entered into in connection with the
Equity  Transfer  Agreement,  governing  the  relationship  between  us and Marr
Technologies Asia, as shareholders of Beijing Marr (the "Shareholders Agreement"), which became reportable events on December 21, 2005, the date the Equity Transfer Agreement and Shareholders Agreement were executed. The Equity Transfer Agreement and Shareholders Agreement should have been reported on a Current Report on Form 8-K by December 27, 2005, but were not reported until March 30, 2006. The second was a deficiency in our internal control over financial reporting and is discussed below in Management's Report on Internal Control over Financial Reporting. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

(2)  Management's  Report on Internal  Control over Financial  Reporting - Under
Section 13(b)(2) of the Exchange Act, we are required to access whether our internal accounting controls are sufficient to meet applicable requirements under federal securities laws. We have evaluated, with the participation of our CEO and CFO, our internal control over financial reporting as of December 31, 2005, as required under Section 13(b)(2) and the applicable provisions of Rules 13a-15 and 15d-15. In performing our evaluation of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organization ("COSO") of the Treadway Commission in Internal Control
- Integrated Framework. Based on our evaluation of our internal controls over financial reporting, we concluded that, as of December 31, 2005, our internal control over financial reporting is not effective.

We recorded a significant adjustment to our financial statements for the quarter and year ended December 31, 2005, related to inventory values and quantities reported by a contract manufacturer in Thailand. Based on our evaluation, we determined that this adjustment was caused by the following: the contract manufacturer's inventory control system is not automated, its staff responsible for reporting inventory is inexperienced and we have insufficient and improperly trained resources for inventory control and reporting. We concluded that our lack of properly trained resources resulted in an ineffective review, monitoring and analysis of inventory reports from this contract manufacturer, which resulted in the adjustment to our current financial statements.

(3) Remediation Steps -- We are in the process of creating and implementing appropriate disclosure controls and procedures and internal controls over financial reporting, which include clearly defining roles and responsibilities in our accounting and finance organization; training both our staff and our contract manufacturer to use our computerized inventory accounting and control system; and hiring additional resources.

(4) Change in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9.  Executive Officers and Directors of the Registrant

       Following is a list of our Directors and Executive Officers as of March 29, 2006.


                                                                                                                     Director
Name                          Age                     Calypte Position; Principal Occupation                          Since
----                          ---                     --------------------------------------                          -----

Roger I. Gale                 53     Chairman and interim Chief Executive Officer; Chairman, Wavecrest Group
                                     Enterprises Limited                                                              11/04

John J. DiPietro              47     Director; Chief Financial Officer, Chronix Biomedical, Inc.                      10/99

Paul E. Freiman               71     Director; President and Chief Executive Officer, Neurobiological
                                     Technologies, Inc.                                                               12/97

Julius R. Krevans, M.D.       81     Director; Retired Chancellor Emeritus, Director of International Medical          3/95
                                     Services University of California, San Francisco

Maxim A. Soulimov             33     Director; Director of Legal Affairs, Global Corporate Ventures, Limited           4/04

Richard D. Brounstein         56     Executive Vice President, Calypte Biomedical Corporation                           N/A

Theodore R. Gwin              57     Chief Financial Officer, Calypte Biomedical Corporation                            N/A


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

      Richard D. Brounstein served as Executive Vice President and Chief Financial Officer since joining Calypte in December 2001 through October 2005. Since October 2005, he has served as Executive Vice President. He served as a financial consultant and interim CFO from July 2001 until joining the Company in December 2001. He served as member of the Board of Directors from December 2001 until May 2003, when he did not stand for re-election. Prior to joining Calypte, Mr. Brounstein served as Chief Financial Officer for Certicom Corporation, a mobile and wireless software security company from 2000 to 2001. From 1997 to 2000, Mr. Brounstein served as Chief Financial Officer for VidaMed, Inc., a growth-stage medical device company. In March 2005 he was appointed to the SEC Advisory Committee on Smaller Public Companies, where he represents micro-cap companies and companies in the life sciences industry. The role of the advisory committee is to advise the SEC on how best to assure that the costs of regulation for smaller companies under the Act and other securities laws are commensurate with the benefits. Mr. Brounstein is a CPA; he received both his MBA in Finance and his BA in Accounting from Michigan State University.


      Theodore R. Gwin was promoted to the position of Chief Financial Officer effective October 3, 2005, replacing Richard D. Brounstein. Mr. Gwin had served as the Company's Controller since April 2005. Prior to joining the Company, from January 2001 through April 2005, Mr. Gwin had worked as an independent financial and business consultant to companies in various industries, including biotechnology, in the Portland, Oregon area. From April 1998 through December 2000, Mr. Gwin was the Controller and Principal Accounting Officer at OraSure Technologies, Inc. (formerly Epitope, Inc.). Mr. Gwin is a CPA; he received his Bachelor of Accounting degree from Utah State University.


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

       The Audit Committee currently includes our three independent Directors, Mr. Freiman as Chairman, Mr. DiPietro and Dr. Krevans. As described in its Charter, the duties and responsibilities of the Audit Committee include recommending to the Board of Directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full Board of Directors. The Board has determined that Messrs. Freiman and DiPietro are Audit Committee financial experts as defined by Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934 (the "Exchange Act") and are independent within the meeting of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

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


Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's executive officers, directors, and persons who own more than 10% of the Company's common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports on changes in ownership with the Securities and Exchange Commission (the "Commission"). Such Reporting Persons are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2005, all of the Company's Reporting Persons complied with all applicable Section 16(a) filing requirements.


Code of Business Conduct

       We have adopted a Code of Business Conduct that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer, and to the members of our Board of Directors. The Code of Business Conduct is posted on our website at www.calypte.com.

Item 10.  Executive Compensation

EXECUTIVE COMPENSATION

       The following table sets forth certain compensation awarded or paid by the Company to persons who served as its Chief Executive Officer and as its other most highly compensated executive officers in 2005 (collectively, the "Named Executive Officers") for the years ended December 31, 2005, 2004 and 2003. The compensation table excludes other compensation in the form of perquisites and other personal benefits that constitute the lesser of $50,000 or 10% of the total salary and bonus earned by each of the named Executive Officers in each fiscal year.

                           Summary Compensation Table
                                                                               Long-Term
                                                                              Compensation
                                                                               Securities
                                                                               Underlying
                                                                                 Options             All Other
      Name and Principal Position         Year    Salary ($)   Bonus ($)        Granted (1)      Compensation ($)
      ---------------------------         ----    ----------   ---------        -----------      ----------------

Roger I. Gale (2)                         2005            0             0      1,050,000 (3)          45,000 (4)
   Chairman of the Board and              2004            0             0              0                   0
       Interim Chief Executive Officer                                                                     0

J. Richard George (5)                     2005      251,906             0              0              42,000 (6)
    Former Chief Executive                2004      251,478             0      5,000,000 (7)               0
         Officer and President            2003      135,692             0        103,494 (8)               0

Richard D. Brounstein (9)                 2005      204,800             0              0                   0
    Executive Vice President;             2004      212,677             0      1,500,000 (7)               0
       Former Chief Financial Officer;    2003      201,792             0        757,371(10)               0
       former Member of the Board

Theodore R. Gwin (11)                     2005      116,154             0        500,000(12)               0
    Chief Financial Officer

Richard R. VanMaanen (13)                 2005      182,759             0              0              30,750(14)
    Former Vice President-                2004      203,630             0      2,000,000 (7)               0
       Operations and International       2003      148,236             0        131,636(15)          98,248(16)
       Business Development

  (1) All figures in this column represent options to purchase the Company's common stock.

  (2) Mr. Gale has served as Chairman of the Board since his appointment to the Board in November 2004. In October 2005 he was appointed interim Chief Executive Officer upon the resignation of Dr. George.

  (3) Represents an option to purchase 200,000 shares at an exercise price of $0.31 per share, the market price of the Company's common stock on the January 6, 2005 grant date. The grant was made in recognition of Mr. Gale's service as a member of the Board under the terms of the Company's 1995 Director Option Plan. The option has a ten-year life. It vested at the rate of 16,667 shares on each monthly anniversary of the grant until June 30, 2005, the date of the Company's 2005 Annual Meeting of Stockholders, when it became fully-vested. Also represents an immediately exercisable option to purchase 850,000 shares at an exercise price of $0.35 per share, the market price of the Company's common stock on the February 9, 2005 date of grant. The grant was made as compensation pursuant to a consulting contract under which Mr. Gale provided strategic and advisory services to the Company through July 2005. The grant was made under the terms of the Company's 2004 Incentive Plan and the options have a ten-year life.

(4) Represents cash compensation accrued for the period October through December 2005 under the terms of a January 2006 letter agreement pursuant to which Mr. Gale has served as the Company's interim Chief Executive Officer. In January 2006, the Company also granted Mr. Gale 1,000,000 shares of its common stock under the terms of the letter agreement.

(5) Dr. George served as President and Chief Executive Officer from January 2004 until his resignation in September 2005. He joined the Company in January 2003 as Vice President of Government Affairs.

(6) Represents compensation paid or accrued under the terms of a consulting agreement between the Company and Dr. George for services rendered subsequent to his resignation as Chief Executive Officer.

(7) Represents an option to purchase the number of shares indicated at an exercise price of $0.585 per share, the market price of the Company's common stock on the February 24, 2004 conditional grant date. The grant was made on that date, subject to stockholder approval of the Company's 2004 Incentive Plan, which was approved by the Company's stockholders on June 22, 2004, the effective grant date, when the market price of the Company's common stock was $0.52 per share. The grant, from the Company's 2004 Incentive Plan, was exercisable for 50% of the shares upon the effective grant date, with the remainder of the grant exercisable on June 22, 2005. The options remain exercisable for a period of six months and one day following the termination of the grantee's affiliation with the Company.

(8) Represents a fully-vested option grant for 16,827 shares at an exercise price of $0.01 per share in recognition of a temporary salary deferral arrangement and grants of 6,667 shares and 80,000 shares, both at an exercise price of $0.32 per share, which vest over a three year period from the grant date.

(9) Mr. Brounstein served as Executive Vice President and Chief Financial Officer since joining the Company in December 2001 through September 2005. He has served as Executive Vice President since October 2005. He had served the Company as a financial consultant from July 2001 through December 2001. He served as a member of the Board from December 2001 until May 2003, when he did not stand for re-election.

(10) Mr. Brounstein was granted 25,000 fully-vested options at an exercise price of $0.32 per share, the market price of the Common Stock on the May 29, 2003 grant date, following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan. Under the terms of a January 2003 employment agreement, Mr. Brounstein was granted fully vested options to purchase 83,333 shares at an exercise price of $0.32 per share on May 29, 2003. Additionally, on May 29, 2003, Mr. Brounstein was granted fully-exercisable options to purchase 24,038 shares at $0.01 per share, in recognition of a temporary salary deferral arrangement, and options to purchase 625,000 shares at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant.

(11) Mr. Gwin has served as Chief Financial Officer since October 2005. He joined the Company as Controller in April 2005.

(12) Represents an option to purchase 200,000 shares at an exercise price of $0.21 per share, the market price of the Company's common stock on the April 26, 2005 grant date and an option to purchase 300,000 shares at an exercise price of $0.20 per share, the market price of the Company's common stock on the October 6, 2005 grant date. Each option was granted under the terms of the Company's 2004 Incentive Plan and has a ten-year life. The April 2005 option vests ratably over a 36 month vesting period, with 33,333 shares cliff-vested on October 26, 2005. The October 2005 options are exercisable 50% upon grant and 50% on the one year anniversary of the grant.

(13) Mr. Van Maanen served as Vice President - Operations and International Business Development from January 2004 until his resignation in October 2005. He joined the Company in March 1993 and served in various sales and marketing management positions prior to his January 2004 appointment as Vice President.

(14) Represents compensation paid under the terms of a consulting agreement between the Company and Mr. Van Maanen for services rendered subsequent to his resignation as Vice President - Operations.

(15) Represents a fully-vested option grant for 14,423 shares at an exercise price of $0.01 per share in recognition of a temporary salary deferral arrangement and grants of 37,213 shares and 80,000 shares, both at an exercise price of $0.32 per share, which vest over a three year period from the grant date.

(16) Represents compensation recognized upon Mr. Van Maanen's sale, at $1.36 per share, of options exercised for 14,423 shares at $0.01 per share and 37,213 shares at $0.32 per share in September 2003.


                     Stock Option Grants in Last Fiscal Year
                                Individual Grants

       The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2005:

                                                    Percent of Total
                           Number of Securities      Options Granted     Exercise
                            Underlying Options       to Employees in       Price      Expiration
Name                              Granted            Fiscal Year(1)      ($/sh)(2)       Date
----                       --------------------     ----------------     ---------    ----------

Roger I. Gale                       200,000                                 0.31       1/6/2015
                                    850,000                 20.69 %         0.35       2/9/2015
J. Richard George                         0                     0 %
Richard D. Brounstein                     0                     0 %
Theodore R. Gwin                    200,000                                 0.21      4/26/2015
                                    300,000                  9.85 %         0.20      10/6/2015
Richard R. Van Maanen                     0                     0 %

----------
  (1) Percentage reported represents the aggregate of the options granted to the Named Executive Officer in 2005. Based on the aggregate of options granted to employees of and consultants to the Company to purchase 4,874,365 shares under the 2004 Incentive Plan and options to purchase 200,000 shares granted to non-employee Directors under the 1995 Director Option Plan during the year ended December 31, 2005, including grants to the Named Executive Officers.

  (2) The exercise price for all option grants is the market price of the Company's common stock on the date of grant.

The following table sets forth information concerning option exercises for the year ended December 31, 2005, with respect to each of the Named Executive Officers.

     Aggregated Option Exercises in 2005 and December 31, 2005 Option Values

                                                                                                    Value of Unexercised
                                                                Number of Securities Underlying    In-the-Money Options at
                               Shares                            Unexercised Options at Fiscal      Fiscal Year End ($)
                             Acquired on           Value               Year End (#)                    (Exercisable/
           Name             Exercise (#)      Realized ($)(2)    (Exercisable/Unexercisable)(1)     Unexercisable)(1)(3)
           ----             ------------      ---------------    ------------------------------     --------------------

Roger I. Gale                        0                      0                            0 / 0                      0 / 0
J Richard George                     0                      0                       16,827 / 0                  2,524 / 0
Richard D. Brounstein                0                      0                       24,038 / 0                  3,822 / 0
Theodore R. Gwin                     0                      0                            0 / 0                      0 / 0
Richard R. Van Maanen                0                      0                            0 / 0                      0 / 0

(1) Reflects in-the-money options granted under the Company's 2000 Equity Incentive Plan. None of the options granted in 2005 from the Company's 2004 Incentive Plan or the 1995 Director Option Plan is in-the-money at December 31, 2005.

(2) Value realized is based on the fair market value of the shares on the date of exercise as reported on the American Stock Exchange minus the exercise price multiplied by the number of shares acquired on exercise.

(3) Value of unexercised in-the-money options is based on a value of $0.16 per share for the Company's common stock, the closing price on December 30, 2005 as quoted on the American Stock Exchange. Amounts reflect such market value minus the exercise price multiplied by the number of shares to be acquired on exercise and do not indicate that the optionee actually sold such stock.


                              Employment Contracts

In January 2004, the Company entered into a three year employment agreement with Dr. Richard George that included an annual salary of $250,000. On February 24, 2004, subject to the approval of our stockholders of the 2004 Incentive Plan, Dr. George was also conditionally granted options to purchase 5,000,000 shares of our common stock at an exercise price of $0.585 per share, which was the market price on that date, Upon the stockholders' approval of the 2004 Incentive Plan on June 22, 2004, when the market price of our common stock was $0.52 per share, the grant became effective, with an exercise price of $0.585 per share. The options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term. The options remain exercisable for a period of six months plus one day following the termination of Dr. George's affiliation with the Company as either an employee or consultant. In April 2005, the Compensation Committee of the Board authorized an increase in Dr. George's annual salary to $350,000 plus an annual housing allowance of $30,000. Dr. George resigned effective September 29, 2005, but remains affiliated with the Company under the terms of a consulting agreement pursuant to which he is paid $14,000 per month for services to the Company.

In January 2003, the Company entered into a twelve month employment agreement, with automatic renewal options, with Richard Brounstein that included a base salary of $200,000 plus options. Following stockholder approval at the May 20, 2003 Annual Stockholders' Meeting of amendments to the Company's 2000 Equity Incentive Plan, on May 29, 2003, Mr. Brounstein was granted fully-exercisable options to purchase 24,038 shares of the Company's stock at $0.01 per share, in recognition of a salary deferral arrangement, fully-exercisable options to purchase 108,333 shares of the Company's common stock at $0.32 per share, and options to purchase 625,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant. On February 24, 2004, subject to the approval of our stockholders of the 2004 Incentive Plan, Mr. Brounstein was conditionally granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.585 per share, which was the market price on that date. Upon the stockholders' approval of the 2004 Incentive Plan on June 22, 2004, when the market price of our common stock was $0.52 per share, the grant became effective, with an exercise price of $0.585 per share. The options are exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term. In the event the Company should terminate Mr. Brounstein for other than cause, he is entitled to one year's salary under the terms of the agreement.

DIRECTOR COMPENSATION

The Company's directors are reimbursed for out-of-pocket travel expenses associated with their attendance at Board meetings. None of the Company's Directors received cash compensation from the Company during 2005 or thereafter for their service as a member of the Board. Mr. Gale received a grant of options in January 2005 pursuant to a consulting agreement in which he provided services to the Company unrelated to his Board service. Under the terms of a January 2006 letter agreement, Mr. Gale was also entitled to receive cash compensation for his service as the Company's interim Chief Executive Officer since October 2005, but has elected to take the portion representing compensation for October 2005 through January 2006 in shares of our common stock.

The Compensation Committee of the Board recommends and the Board approves the number of non-qualified stock options to purchase shares of common stock or other equity incentive awards that will be granted each year to newly-elected and re-elected directors. Under the terms of the 1995 Director Option Plan (the "Director Plan"), non-employee directors of the Company were eligible to receive grants of options to purchase shares of the Company's common stock. Each option granted under the Director Plan was exercisable at 100% of the fair market value of the Company's common stock on the date such option is granted. Each grant vested monthly over the twelve month period commencing with the director's date of election or re-election; however, the option became vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurred less than twelve months after the date of the grant. The 1995 Director Option Plan expired in 2005 and was replaced by the Company's 2005 Director Incentive Plan, which was approved in June 2005 by the Company's stockholders at the 2005 Annual Meeting of Stockholders. Under the terms of the 2005 Director Plan, the Compensation Committee may grant nonstatutory stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and stock bonuses only to an Outside Director, who is defined as a Director who is not an employee or a greaterthan 10% stockholder, directly or beneficially, of the Company or any affiliate.

       The following table shows the number of shares of common stock issuable upon exercise of options granted to non-employee Directors under the 1995 Director Plan during the fiscal year ended December 31, 2005. The Company has not granted any awards form the 2005 Director Incentive Plan through March 29, 2006.

                                                                   Number of
        Name and Position                                         Options(1)
        -----------------                                         ----------
Roger I. Gale, Director (2)                                          200,000
John J. DiPietro, Director                                                 0
Paul E. Freiman, Director                                                  0
Julius Krevans M.D., Director                                              0
Maxim A. Soulimov, Director                                                0


(1)  All options were granted at fair market value on the date of grant.

(2) Mr. Gale was granted options to purchase 200,000 shares at $0.31 per share in January 2005 pursuant to his appointment in November 2004 as a member of and Chairman of the Board.

Compensation Committee Interlocks and Insider Participation

       During 2005, the Compensation Committee consisted of Dr. Krevans and Mr. Freiman, each of whom is a non-employee director. Neither member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 11. Security Ownership of Certain fBeneficial Owners and Management and Related Stockholder Matters

       Except as set forth in the footnotes to this table, the following table sets forth information known to the Company with respect to the beneficial ownership of its common stock as of March 29, 2006 for (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock,
(ii) each of the Company's  directors,  (iii) each Named  Executive  Officer and
(iv) all directors and executive officers of the Company as a group.

                                                       Shares         % of
                                                    Beneficially      Total
     5% Stockholders, Directors and Officers (1)        Owned          (2)
     -------------------------------------------    ------------      -----

Marr Technologies BV (3)                              75,763,885      35.74
    Strawinskylaan 1431
    1077XX, Amsterdam
    The Netherlands
SF Capital Partners Ltd. (4)                          20,379,775       9.99
    3600 South Lake Drive
    St. Francis, WI 53235
Roger I. Gale (5)                                      2,526,736       1.36
J. Richard George (6)                                  5,103,494       2.69
Richard D. Brounstein  (7)                             2,257,371       1.21
John J. DiPietro (8)                                     307,977          *
Paul E. Freiman (9)                                      309,901          *
Theodore R. Gwin (10)                                    222,224          *
Julius Krevans, M.D.(11)                                 308,468          *
Maxim A. Soulimov (12)                                   200,000          *
Richard R. Van Maanen (13)                             2,131,636       1.14

All current directors and executive
 officers as a group (7 persons)                       6,132,677       3.24

----------
 * Represents beneficial ownership of less than 1%.

(1) To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, Five Centerpointe Drive, Suite 400, Lake Oswego, OR 97035.

(2)  Based on 184,628,399 shares outstanding as of March 29, 2006.

(3) Based on holdings reported in Amendment No. 4 to Schedule 13D dated August 9, 2004 filed with the Securities and Exchange Commission plus 9,915,401 shares subject to the Secured 8% Convertible Notes issued on April 4, 2005 and three related Notes issued in payment of interest, all of which are immediately convertible; 14,033,333 shares underlying the Series A and Series B warrants issued on April 4, 2005 that are currently exercisable; 1,968,750 shares and 306,250 shares underlying immediately exercisable warrants issued in connection with anti-dilution entitlements of the 2004 PIPE; and 3,125,000 shares subject to warrants that are currently exercisable. Marr Technologies BV is not subject to any percentage ownership limitations. Marat Safin has voting and investment control over shares held by Marr Technologies BV.

(4) Based on holdings reported in Amendment No. 3 to Schedule 13G filed on March 9, 2006 with the Securities and Exchange Commission plus 7,900,000 shares subject to Secured 8% Convertible Notes that are immediately convertible. Excludes an additional 14,708,249 shares underlying immediately exercisable warrants which contain conversion caps that preclude SF Capital Partners Ltd. from utilizing its exercise rights within 60 days to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Securities Act of 1934) in excess of 9.999% of the Company's common stock, giving effect to such exercise. Also excludes 3,500,000 shares underlying warrants that are subject to exercise caps that preclude SF Capital Partners Ltd. from utilizing its exercise rights within 60 days to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Securities Act of 1934) in excess of 4.999% of the Company's common stock, giving effect to such exercise. Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the shares owned by SF Capital Partners Ltd.

(5) Includes 1,050,000 shares subject to options exercisable within 60 days. Marr Technologies BV ("Marr"), the beneficial owner of 75,763,885 shares of Calypte Common stock (the "Marr Holdings"), was granted the right to nominate two (2) mutually-agreeable candidates for appointment to the Calypte Board of Directors pursuant to an August 2003 agreement. Mr. Gale was nominated by Marr and subsequently appointed as a Director on November 15, 2004 upon the recommendation of the Nominating Committee and the approval of the Calypte Board of Directors. He was re-elected as a director at the Annual Meeting of Stockholders on June 30, 2005. Mr. Gale disclaims any direct or indirect beneficial ownership of Marr Holdings and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in Marr Holdings.

(6)  Includes 5,103,494 shares subject to options exercisable within 60 days.

(7)  Includes 2,257,371 shares subject to options exercisable within 60 days.

(8)  Includes 307,734 shares subject to options exercisable within 60 days.

(9)  Includes 309,901 shares subject to options exercisable within 60 days.

(10) Includes 222,224 shares subject to options exercisable within 60 days.

(11) Includes 308,001 shares subject to options exercisable within 60 days.

(12) Includes 200,000 shares subject to options exercisable within 60 days. Marr Technologies BV ("Marr"), the beneficial owner of 75,763,885 shares of Calypte Common stock (the "Marr Holdings") was granted the right to nominate two (2) mutually agreeable candidates for appointment to the Calypte Board of Directors pursuant to an August 2003 agreement. Mr. Soulimov was nominated by Marr and subsequently appointed as a director on April 2, 2004 upon the recommendation of the Nominating Committee and the approval of the Calypte Board of Directors. He was re-elected as a Director at the annual Meeting of Stockholders on June 22, 2004 and again at the Annual Meeting on June 30, 2005. Mr. Soulimov disclaims any direct or indirect beneficial ownership of Marr Holdings and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in Marr Holdings.

(13) Includes 2,131,636 shares subject to options exercisable within 60 days.

Item 12.  Certain Relationships and Related Transactions

We entered into a Note Purchase Agreement with Marr Technologies, BV ("Marr"), our largest stockholder, in November 2003 that we subsequently modifed during 2004. We issued no notes under this facility prior to its December 31, 2004 expiration. We issued a Promissory Note in the face amount of $2,000,000 to Marr in January 2005 and entered into a Credit Facility Agreement with Marr in April 2005 that was subsequently modified in November 2005. At December 31, 2005, we had issued Promissory Notes to Marr in the face amount of $1,500,000 under the amended terms of the Credit Facility. In January 2006, we issued a $1,500,000 promissory note to Marr under the amended terms of the 2005 Credit Facility. In February and March 2006, we issued two additional promissory notes to Marr, each in the face amount of $500,000. Each promissory note bears interest at a rate of 7% per annum and is payable in full on April 3, 2007.

In December 2005, we entered into an Equity Transfer Agreement with Marr Asia, an affiliate of Marr. Under the terms of the Equity Transfer Agreement, we acquired from Marr Asia a 51% equity interest in Beijing Marr. The Equity
Transfer Agreement became effective on January 18, 2006, the date it was approved by the Huairou County Commerce Bureau. Pursuant to the Equity Transfer Agreement, we will contribute $1,836,000 to the registered capital of Beijing Marr and Marr Asia will contribute USD $1,764,000. At March 29, 2006, we have contributed $918,000 and Marr Asia has contributed $882,000. We and Marr Asia must make our remaining capital contributions in proportion to our respective equity interests in Beijing Marr before November 17, 2006. The business purpose of Beijing Marr is to pursue the manufacture, distribution, marketing and sale of our products in China.

We also entered into an agreement with Marr Asia in connection with the Equity Transfer Agreement that governs the relationship between Marr Asia and us as shareholders of Beijing Marr. The agreement provides for certain protective provisions for Marr Asia, as the minority shareholder, board composition and voting, buy-sell, non-competition and other provisions governing the other rights, duties and obligations of the shareholders (the "Shareholders Agreement") in connection with the operation of Beijing Marr.

In connection with Marr's purchase of $2.5 million of our common stock during 2003, we signed a Memorandum Of Understanding to create a joint venture with Marr in China to market our current and future products. Additionally, the Nominating Committee of our Board of Directors agreed to grant Marr the right to nominate two mutually-agreeable representatives to our Board of Directors. During 2004, Roger I. Gale and Maxim A. Soulimov, who were both initially nominated by Marr, were added to our Board of Directors.

In November 2003, we formed a joint venture, Beijing Calypte Biomedical Technology Ltd., with Marr Technologies Limited, an affiliate of Marr, in which we own 51% of the stock.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Certain Documents Filed as Part of the Form 10-KSB

     1. The Company's Consolidated Financial Statements are included on pages F-1 through F-40 of this Annual Report on Form 10-KSB.

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

10.164 Agreement effective September 1, 2005 between the Company and Marr Technologies Asia Limited describing the rights, duties and obligations of the shareholders of Beijing Calypte Biomedical Technology Ltd., a corporation organized in the Peoples' Republic of China incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-QSB dated November 14, 2005.

10.165 Asset Purchase and License Agreement dated November 15, 2005 by and between the Company and Maxim Biomedical, Inc. incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on November 21, 2005.

10.166 Amendment to 2005 Credit Facility between the Company and Marr Technologies BV effective November 30, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on December 6, 2005.

10.167 Letter Agreement between the Company and Roger I. Gale dated January 4, 2006 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K/A (No. 1) on January 10, 2006.

10.168 Equity Transfer Agreement between the Company and Marr Technologies Asia Limited dated December 21, 2005 incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K on March 30, 2006.

10.169 Agreement dated December 21, 2005 between the Company and Marr Technologies Asia Limited describing the rights, duties and obligations of the shareholders of Beijing Marr Bio-Pharmaceutical Technology Ltd., incorporated by reference from the Company's Current Report on Form 8-K filed on March 30, 2006.

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

24.1      Power of Attorney (see page S-1).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------
^ Confidential treatment has been granted as to certain portions of this exhibit.


(b) Reports on Form 8-K filed during the fourth quarter of 2005.

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

       Form 8-K regarding Item 1.01 Entry into a Material Definitive Contract and Item 2.01 Completion of Acquisition or Disposition of Assets, filed November 21, 2005 - Announcing the Asset Purchase and License Agreement dated November 15, 2005 between the Company and Maxim Biomedical, Inc.

       Form 8-K regarding Item 1.01 Entry into a Material Definitive Contract and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant, filed December 6, 2005 - Announcing the Amendment to the 2005 Credit Facility Agreement dated November 30, 2005 between the Company and Marr Technologies, BV and the Company's issuance of a promissory note pursuant to the amended Credit Facility.

Item 14.  Principal Accountant Fees and Services

      Odenberg Ullakko Muranishi & Co. LLP ("OUM") is the independent accounting firm that audited the Company's financial statements for the years ended December 31, 2005 and 2004. The Audit Committee first engaged OUM in December 2003. OUM performed no services for the Company during calendar 2003, but performed audit and review services for 2003 during calendar 2004. The aggregate fees billed during 2005 and 2004 for each of the following categories of services are set forth below:

                                              2005               2004
                                              ------             ----
      Audit fees                           $ 211,242        $ 220,727
      Audit-related fees                           -                -
      Tax fees                                     -                -
      All other fees                               -                -

      "Audit fees" include fees invoiced in 2005 and 2004 for the audits of the Company's annual financial statements for 2005, 2004, 2003 and 2002; fees for the quarterly review of the statements for the quarters ended March 31, June 30, and September 30, 2005 and 2004, and for the quarter ended September 30, 2003 as well as fees for consultation regarding accounting issues and their impact on or presentation in the Company's financial statements; and fees for the review of registration statements and the issuance of related consents. OUM provided no "Audit-related services" to the Company. "Tax fees" include tax planning and the preparation of the Company's tax returns. OUM does not provide any tax or financial information systems design or implementation services to the Company.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                  F-2
---------------------------------------------------------

Consolidated Balance Sheets                                              F-3
---------------------------

Consolidated Statements of Operations                                    F-4
--------------------------------------

Consolidated Statements of Stockholders' Deficit                         F-5
-------------------------------------------------

Consolidated Statements of Cash Flows                                    F-6
--------------------------------------

Notes to Consolidated Financial Statements                               F-8
-------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Calypte Biomedical Corporation

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Calypte Biomedical Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring operating losses and negative cash flows from operations, and management believes that the Company's cash resources will not be sufficient to sustain its operations through 2006 without additional financing. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 3, 2006, except for Note 19,
   which is as of March 31, 2006

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)


                                                                                                               December 31,
                                                                                                          ----------------------
                                                                                                             2005        2004
                                                                                                          ---------    ---------
                                                 ASSETS
Current assets:
       Cash and cash equivalents                                                                          $     492    $   1,075
       Accounts receivable, net of allowance of $17 and $0 at December 31, 2005 and 2004, respectively           53           12
       Inventory, net                                                                                           147           15
       Prepaid expenses                                                                                         233          385
       Deferred offering costs, net of accumulated amortization of $391 at December 31, 2005                    620           --
       Other current assets                                                                                       5           32
       Current assets of discontinued operations                                                                 --        1,759
                                                                                                          ---------    ---------

              Total current assets                                                                            1,550        3,278

Property and equipment, net                                                                                     136          170
Intangible assets                                                                                             2,934        2,886
Other assets                                                                                                    970          541
Property and equipment, net, of discontinued operations                                                          --        1,055
                                                                                                          ---------    ---------

                                                                                                          $   5,590    $   7,930
                                                                                                          =========    =========
                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
       Accounts payable and accrued expenses                                                              $   4,029    $   5,584
       Debentures payable, net of $0 and $23 discount at December 31, 2005 and 2004, respectively                60           37
       Capital lease obligations - current portion                                                              174          157
       Anti-dilution obligation                                                                                  --        1,638
       Current liabilities of discontinued operations                                                           321          634
                                                                                                          ---------    ---------

              Total current liabilities                                                                       4,584        8,050

Notes payable, net of discount of $6,257 at December 31, 2005, including $1,500 to a related party            3,496           --
Note derivative liability                                                                                     1,594           --
Capital lease obligations - non-current portion                                                                 131          304
Other long term liabilities                                                                                      --           35
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31,
    2005 and 2004; 100,000 shares issued and outstanding at December 31, 2005 and 2004; aggregate
    redemption and liquidation value of $1,000 plus cumulative dividends                                      2,936        2,816
Non-current liabilities of discontinued operations                                                               --           18
                                                                                                          ---------    ---------

              Total liabilities                                                                              12,741       11,223
                                                                                                          ---------    ---------


Commitments and contingencies

Stockholders' deficit:
       Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding           --           --
       Common stock, $0.03 par value; 800,000,000 shares authorized at December 31, 2005 and 2004;
           181,060,394 and 169,456,112 shares issued and outstanding as of December 31, 2005 and 2004,
           respectively                                                                                       5,432        5,084
       Additional paid-in capital                                                                           141,319      136,757
       Deferred compensation                                                                                     (9)          (4)
       Accumulated deficit                                                                                 (153,893)    (145,130)
                                                                                                          ---------    ---------

              Total stockholders' deficit                                                                    (7,151)      (3,293)
                                                                                                          ---------    ---------

                                                                                                          $   5,590    $   7,930
                                                                                                          =========    =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                                                        Year Ended December 31,
                                                                                                       -------------------------
                                                                                                         2005              2004
                                                                                                       ---------        ---------
Revenues:
   Product sales                                                                                       $     427        $      31
   Other revenue                                                                                              --              500
                                                                                                       ---------        ---------
      Total revenues                                                                                         427              531
                                                                                                       ---------        ---------


Operating expenses:
   Product costs                                                                                             133               35
   Research and development costs                                                                          2,211            2,140
   Selling, general and administrative costs (non-cash of $540 and $733 in 2005 and 2004,
     respectively)                                                                                         5,363            8,437
                                                                                                       ---------        ---------

      Total operating expenses                                                                             7,707           10,612
                                                                                                       ---------        ---------

        Loss from operations                                                                              (7,280)         (10,081)
Interest income (expense), net (non-cash of $2,036 and $(2,076) in 2005 and 2004, respectively)
                                                                                                           1,952           (2,126)
Other income (expense), net                                                                                 (335)              33
                                                                                                       ---------        ---------

        Loss from continuing operations before income taxes                                               (5,663)         (12,174)

Income taxes                                                                                                   2                2
                                                                                                       ---------        ---------

        Net loss from continuing operations                                                               (5,665)         (12,176)

Discontinued operations:

        Loss from discontinued operations, including loss on disposal of $425 in 2005, net of
           income taxes                                                                                   (3,098)          (5,090)
                                                                                                       ---------        ---------

Net loss                                                                                               $  (8,763)       $ (17,266)
                                                                                                       =========        =========

Net loss per share from continuing operations (basic and diluted)                                      $   (0.03)       $   (0.08)
                                                                                                       =========        =========

Net loss per share (basic and diluted)                                                                 $   (0.05)       $   (0.11)
                                                                                                       =========        =========

Weighted average shares used to compute net loss per share (basic and diluted)                           175,842          155,575
                                                                                                       =========        =========


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                     Years Ended December 31, 2004 and 2005

                        (in thousands, except share data)

                                                                                                                       Total
                                    Number of Common    Common       Additional        Deferred       Accumulated   Stockholders'
                                     Common Shares      Stock      Paid--in Capital   Compensation       Deficit       Deficit
                                     -------------      -----      ----------------   ------------       -------       -------

Balances at December 31, 2003          136,300,885     $   4,089       $ 124,699      $       ( 7)    $ (127,864)   $      917

Shares issued under the Employee
   Stock Purchase Plan                      35,931             1              12                --            --            13
Shares issued in lieu of cash to
   vendors and consultants               1,185,580            36             643                --            --           679
Fair market value of warrants and
   options issued for credit
   facility, intellectual
   property and other services                  --            --             606                --            --           606
Intrinsic value of options issued
   to employees                                 --            --             251                --            --           251
Proceeds received from shares and
   warrants issued through
   private placement, net of
   expenses of $763                     26,970,000           809           9,216                --            --        10,025
Shares issued upon conversion of
   debentures, accrued interest
   and delayed registration              3,513,819           105             942                --            --         1,047
   penalties
Shares issued upon exercise of
   warrants and options                    518,622            16              43                --            --            59
Compensation related to stock
   option grants                                --            --                                 2            --             2
Amortization of deferred
   compensation                                 --            --              --                 1            --             1
Shares issued to acquire
   intellectual property                   931,275            28             345                --            --           373
Net loss                                        --            --              --                --       (17,266)      (17,266)
                                     -------------     ---------    ------------      ------------    ----------    ----------

Balances at December 31, 2004          169,456,112         5,084         136,757                (4)     (145,130)       (3,293)

Shares issued upon exercise of
   warrants and options                  3,238,684            97             612                --            --           709
Shares and warrants issued
   pursuant to anti--dilution
   provisions of 2004 PIPE, net
   of expenses                           7,079,626           212             992                --            --         1,204
Shares issued upon conversion of
   8% convertible notes and
   proportional share of note
   derivative liability                    590,000            18             237                --            --           255
Fair value of warrants and note
   proceeds allocated to warrants
   issued in connection with 8%
   convertible notes financing                  --            --           2,179                --            --         2,179
Fair value of warrants issued in
   conjunction with 2005 Marr
   Credit Facility                              --            --              71                --            --            71
Shares issued in lieu of cash to
   vendors and consultants                 695,972            21             173                --            --           194
Compensation related to stock
   option grants                                --            --             298               (22)           --           276
Amortization of deferred
   compensation                                 --            --              --                17            --            17
Net loss                                        --            --              --                --        (8,763)       (8,763)
                                     -------------     ---------    ------------      ------------    ----------    ----------
Balances at December 31, 2005          181,060,394     $   5,432    $    141,319      $         (9)   $ (153,893)   $   (7,151)
                                     =============     =========    ============      ============    ==========    ==========


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                             Year Ended
                                                                                                            December 31,
                                                                                                     --------------------------
                                                                                                        2005            2004
                                                                                                     -----------     ----------
Cash flows from operating activities:
Net loss                                                                                              $ (8,763)       $(17,266)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                           368             406
   Amortization of deferred compensation                                                                    17               1
   Non-cash interest expense attributable to:
      Amortization of note and debenture discounts and charge for beneficial conversion feature          1,111              67
      Amortization of deferred offering costs                                                              391              14
      Liquidated damages due to delayed registration of stock underlying convertible debentures             --            (205)
      Dividends on mandatorily redeemable Series A preferred stock                                         120             120
      Note derivative liability and anti-dilution obligation                                            (4,308)          1,638
   Fair market value of common stock, warrants, options and bonuses granted                                591           1,461
   Loss on disposition of assets from discontinue operations                                               425              --
   Loss on sale of equipment                                                                                20               2
   Changes in operating assets and liabilities:
      Accounts receivable                                                                                  206             107
      Inventory                                                                                          1,377             629
      Prepaid expenses and other current assets                                                            226              78
      Deferred offering costs and other assets                                                            (515)           (120)
      Accounts payable, accrued expenses and deferred revenue                                              733             396
      Other long-term liabilities                                                                          (52)           (152)
                                                                                                      --------        --------

        Net cash used in operating activities                                                           (8,085)        (12,824)
                                                                                                      --------        --------

Cash flows from investing activities:
   Proceeds from the sale of equipment                                                                      50              16
   Investment in joint venture                                                                             198            (244)
   Investment in intangibles                                                                            (1,565)           (576)
   Purchase of equipment                                                                                   (93)           (922)
                                                                                                      --------        --------

        Net cash used in investing activities                                                           (1,410)         (1,726)
                                                                                                      --------        --------

Cash flows from financing activities:
   Proceeds from sale of stock                                                                             183          10,861
   Expenses related to sale of stock                                                                        (9)           (764)
   Proceeds from related party loans                                                                     3,500              --
   Net proceeds from issuance of convertible notes                                                       7,394              --
   Proceeds from capital lease financing                                                                    --             500
   Repayment of related party loans                                                                     (2,000)             --
   Principal payments on capital leases                                                                   (155)            (56)
                                                                                                      --------        --------

        Net cash provided by financing activities                                                        8,912          10,541
                                                                                                      --------        --------

Net decrease in cash and cash equivalents                                                                 (583)         (4,009)

Cash and cash equivalents at beginning of period                                                         1,075           5,084
                                                                                                      --------        --------

Cash and cash equivalents at end of period                                                            $    492        $  1,075
                                                                                                      ========        ========

                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                                                                           Year Ended
                                                                                                          December 31,
                                                                                                   --------------------------
                                                                                                      2005            2004
                                                                                                   -----------      ---------

Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                                           $      114      $      82
   Cash paid for income taxes                                                                                2              2

Supplemental disclosure of non-cash activities:
   Common stock issued in payment of accrued compensation                                                  520              -
   Common stock issued for intellectual property and equipment                                               -            469
   Conversion of notes and debentures payable and accrued interest to common stock and
      proportional share of note derivative liability                                                      255          1,047
   Fair market value of notes and warrants issued to placement agents in conjunction with 8%
      notes payable financing                                                                              405              -
   2004 PIPE anti-dilution obligation transferred to equity                                              1,214              -
   Accrued interest converted to note payable                                                              332              -


          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


(1)  The Company

Calypte Biomedical Corporation (the "Company") develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. Historically, the Company has manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental tests for use in laboratories, which it refers to as its "Legacy Business." Since the Company began marketing its urine diagnostic testing products following their approval by the FDA and through the mid-fourth quarter of 2005, its revenues have been almost exclusively generated from sales of these products. The Company's Legacy Business tests have been designed in formats that make them most suitable for high-volume laboratory settings.

During 2004 and 2005, however, the Company has been broadening its historical focus to include other HIV tests, such as a blood-based incidence test and various rapid tests using other specimens. In the last quarter of 2004, the Company introduced its HIV-1 BED incidence EIA test (the "BED Incidence Test") that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission is occurring most recently. The Company is currently focusing on the development and commercialization of new test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood and oral fluid samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests") and the commercialization of the BED Incidence Test on a worldwide basis. While the Company retains its interest in a urine-based diagnostic test, urine has proven to be a particularly difficult sample in a rapid test environment and the Company has determined to delay further development or commercialization efforts at this time.

Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing, especially in developing countries that lack the medical infrastructure to support laboratory based testing. The Company has completed field trials of its HIV-1/2 Rapid Tests that have validated its prototype products. The Company has recently completed clinical trials or product evaluations in China, Uganda, South Africa and Cameroon for certain of its blood or oral fluid rapid tests and is currently engaged in and or plans to conduct additional clinical trials in other countries in pursuit of regulatory approvals for these tests.

In June 2004, the Company closed its manufacturing facility for certain of its "Legacy Business" - its FDA-approved EIA and Western Blot HIV diagnostic test product lines - products in Alameda, California and consolidated all of its manufacturing operations at its facility in Rockville, Maryland. In April 2005 it announced plans to restructure its business by further consolidating its domestic operations and focusing its capital resources on the global commercialization of the HIV-1/2 Rapid Tests and the BED Incidence Test. As part of the restructuring initiative, the Company announced its intention to pursue various options ranging from selling the Legacy Business to discontinuing Legacy Business products manufacturing operations at Rockville pending a final determination of its disposition.

On April 18, 2005, the Company entered into a non-binding letter of intent to sell the Legacy Business to Maxim Biomedical, Inc. ("Maxim"). Effective May 1, 2005, the Company entered into a manufacturing services and management agreement (the "Manufacturing Services Agreement") with Maxim pursuant to which Maxim manufactured, shipped and performed quality control procedures for the Company in connection with the Legacy Business. Under the terms of the Manufacturing Services Agreement, Maxim hired some of the Company's ex-employees and the Company transferred its inventory to Maxim for use under the Agreement. Effective November 15, 2005, under the terms of an Asset Purchase and License Agreement (the "Agreement"), the Company sold its Legacy Business to Maxim. The Company has classified its Legacy Business operations as a discontinued operation in the accompanying financial statements (refer to Note 3, Discontinued Operations).

During the third quarter of 2005, the Company also transitioned its corporate administrative offices from California to Lake Oswego, Oregon, a suburb of Portland, near where its research and development operations are located. During the second quarter of 2005, the Company incurred severance costs for personnel terminated at Rockville and recorded severance costs for certain administrative personnel not transitioning to Oregon. During the third quarter, the Company entered into an agreement to sublease its California offices through the July 2007 expiration of the lease on that facility. The Company accrued approximately $535,000 that is included in selling, general and administrative expenses of continuing operations in the second quarter of 2005 for transition-related costs resulting from its restructuring activities. The Company also incurred approximately $1.2 million of expense that is included in product costs of discontinued operations in the second quarter of 2005 related to the transfer of its inventory to Maxim under the Manufacturing Services Agreement. Restructuring-related costs have been determined in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities."

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


Having completed the restructuring described above, the Company believes that it has significantly reduced its monthly operating burn rate as compared with historical levels. However, the revenue stream from the Company's Legacy Business products has also been eliminated, requiring it to rely on revenues from the sale of its BED Incidence Test and, following regulatory approvals, from the sale of its HIV-1/2 Rapid Tests internationally to pursue its business milestones and achieve profitability. The Company believes that the geographic consolidation of its domestic operations and the termination of its Legacy Business resulting from this restructuring will improve its operational efficiency, decrease its cash burn and permit it to concentrate on expediting the procedures necessary to commercialize the HIV-1/2 Rapid Tests and thereby begin the process of building the revenue stream necessary to support its operations and achieve its financial objective of sustained profitable operations and increased stockholder value.

The Company commenced its operations in 1989 and was incorporated as a Delaware corporation in June 1996, concurrent with the initial public offering of its stock.

The Company incurred net losses of $8.8 million and $17.3 million in 2005 and 2004, respectively. The accumulated deficit at December 31, 2005 was $154 million. Based upon its financial condition, which included a $3.0 million working capital and $7.2 million stockholders' deficit, respectively, at December 31, 2005, its recurring losses and its accumulated deficit, the Company's independent accountants have issued an opinion on these financial statements that cites substantial doubt about the Company's ability to continue its business operations as a going concern. Although the Company has issued an aggregate of $2,500,000 of 7% Promissory Notes (the "Notes") to Marr Technologies BV ("Marr"), its largest stockholder, in January through March 2006 (refer to Note 19, Subsequent Events), and has the right to issue an additional $1.5 million of notes, all of which are due in April 2007 under the terms of the 2005 Credit Facility with Marr (refer to Note 8, Notes and Debentures Payable), the proceeds of such notes are insufficient to provide the Company with the liquidity required to fully attain its business milestones, achieve positive cash flow and repay all of its outstanding notes when due. The Company does not believe that its cash resources are sufficient to sustain its operations through 2006 without obtaining additional financing. There can be no assurance that additional financing will be available, or if it is available, that it will be on acceptable terms. The Company would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain its operations. The Company does not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to it on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, or the Company is unable to arrange a suitable strategic opportunity, it will be in significant financial jeopardy and may be unable to continue its operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. Further, the Company's pledge of the rights to its assets as collateral security for the 8% Notes issued in April 2005 may inhibit its ability to secure financing in the future. Although management expects to be able to raise additional capital, there can be no assurance that the Company will secure such financing or enter into such strategic agreements, or that its stockholders would approve the terms of such agreements or financing, if so required.


(2)  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company, and its wholly-owned subsidiary, Calypte, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Because the entity has been in its organizational stage during 2005 and 2004, the Company has accounted for its 51% ownership interest in Beijing Calypte Biomedical Technology Ltd. ("Beijing Calypte") using the equity method. The results of operations of Beijing Calypte were not material in either 2005 or 2004.

Cash and Cash Equivalents

Cash equivalents consist of investments in money market accounts.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts on a specific identification basis when, due to passage of time or receipt of information, there is appropriate evidence of a customer's inability to make the required payments.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


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

Fair Value of Financial Instruments

Financial assets and short-term liabilities, with the exception of the convertible notes and debentures, have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest. The maturity amount of the convertible notes approximates fair value because of the relatively short period until the maturity of the notes. The face amount of the convertible notes is offset by the unamortized portion of the beneficial conversion and/or anti-dilution features, if any, embedded in the notes. The Company records any related anti-dilution obligation and note derivative liability at their fair value at the end of each reporting period.

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

       o The Company has delivered the product from its manufacturing plant to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point. Because of the need for controlled conditions during shipment, the Company suggests, but leaves to the purchaser's discretion, acquiring insurance for the value of the shipment. If the purchaser elects to insure the shipment, the insurance is at the purchaser's expense.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


The Company provides no price protection. Subject to the conditions noted above, the Company recognizes revenue upon shipment of product.

Deferred Revenue

The Company's current sales practices do not require the deferral of revenues and, except as described in Note 7, no entries to record deferred revenue have been made during the period included in the accompanying consolidated financial statements.

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

Classification of Financial Instruments with Characteristics of both Liability and Equity

The Company accounts for financial instruments that it has issued and that have characteristics of both liability and equity in accordance with SFAS No. 150,
Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, the Company further applies the criteria in Emerging Issues Task Force
(EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity. The Company also evaluates the anti-dilution and/or beneficial conversion features that may be included in its financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately. The Company evaluates each financial instrument on its own merits at inception or other prescribed measurement or valuation date and may engage the services of valuation experts and other professionals to assist in its detemination of the appropriate classification.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                                                      2005            2004
                                                                                 --------------  --------------

                                                                                 (in thousands)  (in thousands)

Net loss, as reported                                                               $ (8,763)       $(17,266)
Add: Stock-based employee compensation expense included in reported net loss,
   net of related tax effects                                                            294             267
Less: Stock-based employee compensation expense determined under fair value
   based method for all awards, net of related tax effects                            (2,744)         (9,709)
                                                                                    --------        --------

Pro forma net loss                                                                  $(11,213)       $(26,708)
                                                                                    ========        ========
Net loss per share:
    As reported                                                                     $  (0.05)       $  (0.11)
    Pro forma                                                                       $  (0.06)       $  (0.17)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share were the same for the two years ended December 31, 2005 and 2004. Options and warrants for 82,890,889 shares and 40,607,429 shares were excluded from the computation of loss per share at December 31, 2005 and 2004, respectively, as their effect is anti-dilutive. The computation of loss per share at December 31, 2005 also excludes 27,508,060 shares issuable upon the conversion of 8% Convertible Notes as their effect is also anti-dilutive.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company has investment policies that limit investments to short-term, low-risk investments. Concentration of credit risk with respect to trade accounts receivable are limited due to the fact that the Company sells its products primarily to established distributors or requires prepayment for certain orders where the relationship between the parties is not well-established.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


Segment and Geographic Information

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company's operations are currently confined to a single business segment, the development and sale of HIV diagnostics.

The following table summarizes the Company's product sales revenues from continuing operations by product for the years ended December 31, 2005 and 2004 (in thousands).

                                                          2005            2004
                                                          ----            ----

          BED Incidence test                              $406         $    31
          Aware(TM) Rapid HIV diagnostic test               21               -
                                                       -------         -------
          Revenue from product sales                   $   427         $    31
                                                       =======         =======

Sales to international customers accounted for approximately 75% and 27% of the Company's revenues from continuing operations in 2005 and 2004, respectively. At December 31, 2005 approximately $78,000 or 53% of the Company's inventory was held in international locations.

Sales to three customers accounted for approximately 36% and 89% of total net sales from continuing operations for the years ended December 31, 2005 and 2004, respectively. Sales to those customers accounted for approximately 13%, 13% and 10% of the Company's net sales from continuing operations in 2005 and 49%, 28% and 12%, respectively, of the Company's net sales from continuing operations in 2004.

Reclassifications

Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments ("FAS
155). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133,
(iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for years beginning after September 15, 2006. The Company has not yet determined what impact this statement will have on its results of operations or financial position.

In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), a replacement of APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of FAS 154 will have a material impact on its results of operations or financial condition.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company adopted Interpretation No. 47 in the fourth quarter of 2005. Its implementation did not have a material impact on its results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will become effective for the Company in the first quarter of 2006. The Company has not yet determined which fair-value method and transitional provision it will follow; however, it expects that the adoption of SFAS 123R may have a significant impact on its results of operations. The Company does not expect the adoption of SFAS 123R to materially impact its overall financial position. See Stock-Based Compensation earlier in this Note 2 for the pro-forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. On that basis, the Company expects to record approximately $175,000 in stock-based compensation expense during 2006 related to the unvested options outstanding at December 31, 2005. The determination of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the determination of compensation cost under SFAS 123; however, the Company has not yet quantified such differences.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, An Amendment Of APB Opinion No. 29 ("SFAS 153"). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 became effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 has not had a material impact on the Company's results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment Of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will become effective for the Company for inventory costs incurred beginning in 2006. The Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.


(3)    Discontinued Operations

On November 15, 2005, under the terms of an Asset Purchase and License Agreement (the Agreement), the Company sold its FDA-approved EIA and Western Blot HIV diagnostic test product lines, which included the following products: (i) urine EIA HIV-1 diagnostic test, (ii) serum/blood Western Blot HIV-1 diagnostic test, and (iii) urine Western Blot HIV-1 diagnostic test (the Product Lines) to Maxim Biomedical, Inc. (Maxim). Under the terms of the Agreement, Maxim assumed certain liabilities related to the Product Lines, including two real property subleases in Rockville, Maryland, and lease obligations of certain equipment that is subject to a lease agreement between the Company and a third-party equipment lessor. (Refer to Note 9, Lease Commitments.) The Company received a 20% equity interest in Maxim and will receive 10% of the gross proceeds in the event (i) Maxim consummates a sale to a third party, including the acquisition of Maxim through reorganization, merger or consolidation, or the sale of all or substantially all of its assets; or (ii) Maxim merges with or into an entity controlling, controlled by or under common control with Maxim. The Company agreed to provide certain consulting services at no cost to Maxim for a twenty four month period from the date of the Agreement and covenanted not to compete with the Product Lines, on a worldwide basis, for a period of 10 years from the date of the Agreement. The Company has reclassified the 2004 consolidated financial statements to reflect the Product Lines as a discontinued operation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


Summarized financial information of the discontinued operations is as follows for the years ended December 31, 2005 and 2004 (in thousands).

                                                                   2005         2004
                                                                   ----         ----

Product sales                                                    $ 2,105      $ 2,766

Product costs                                                      4,797        7,243
Selling, general and administrative costs and other expenses         (19)         613
                                                                 -------      -------

Loss before income taxes                                          (2,673)      (5,090)

Income taxes                                                          --           --
                                                                 -------      -------

Loss from operations before loss on disposal                      (2,673)      (5,090)

Loss on disposal, net of income taxes of $0                         (425)          --
                                                                 -------      -------

Loss from discontinued operations                                $(3,098)     $(5,090)
                                                                 =======      =======

Assets and liabilities of the discontinued operations are as follows for the years ended December 31, 2005 and 2004 (in thousands):

                                                            2005           2004
                                                            ----           ----

Accounts receivable, net                                   $   --         $  250
Inventories                                                    --          1,509
Property and equipment, net                                    --          1,055
                                                           ------         ------
   Assets of discontinued operations                       $   --         $2,814
                                                           ======         ======

Accounts payable and accrued expenses                      $  321         $  634
Deferred rent obligation                                       --             18
                                                           ------         ------
   Liabilities of discontinued operations                  $  321         $  652
                                                           ======         ======


(4) Inventory
Inventory of continuing operations as of December 31, 2005 and 2004 consisted of the following (in thousands):

                                                               2005         2004
                                                               ----         ----

Raw materials                                                  $ 74         $ --
Work-in-process                                                  --           --
Finished goods                                                   73           15
                                                               ----         ----

Total Inventory                                                $147         $ 15
                                                               ====         ====


(5)    Property and Equipment

Property and equipment of continuing operations as of December 31, 2005 and 2004 consisted of the following (in thousands):

                                                              2005         2004
                                                              ----         ----

Computer equipment                                           $ 369        $ 364
Machinery and equipment                                        149           20
Furniture and fixtures                                           3           58
Leasehold improvements                                          --            9
                                                             -----        -----

                                                               521          451
Accumulated depreciation and amortization                     (385)        (281)
                                                             -----        -----

Property and equipment, net                                  $ 136        $ 170
                                                             =====        =====

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


The Company recognized aggregate depreciation expense attributable to both continuing and discontinued operations of $368,000 and $406,000 for the years ended December 31, 2005 and 2004, respectively. See Note 3, Discontinued Operations, regarding property and equipment applicable to discontinued
operations. During 2004, the Company closed its Alameda, California manufacturing facility, which had manufactured products from certain of the discontinued Product Lines. In conjunction with the closure, the Company transferred all usable machinery and equipment to its other facilities and disposed of any remaining unusable or redundant equipment, furniture and leasehold improvements, nearly all of which was fully depreciated.


(6)    Intangible assets

During 2004, the Company entered into various license agreements and similar arrangements under which it committed to invest approximately $2,700,000 to acquire the technology and materials necessary for the commercialization of its rapid tests. These licenses provide the Company with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides to be used in its rapid tests. The Company recorded the license amount for each license agreement as an intangible asset and, at December 31, 2004, had accrued amounts not yet paid in cash or settled in stock as a current liability. Essentially all of the required payments were made during 2005. The Company will begin amortizing these intangible assets in 2006, when it expects material commercial sales of the products employing the licensed technology or materials to commence. Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.


 (7)    Accounts payable, accrued expenses and deferred revenue

Accounts payable and accrued expenses of continuing operations as of December 31, 2005 and 2004 consisted of the following (in thousands):

                                                                                    2005       2004
                                                                                    ----       ----

Trade accounts payable                                                             $1,404     $1,388
Accrued royalties                                                                      48         22
Accrued salary, severance and vacation pay                                            463      1,192
Accrued interest                                                                      184          9
Accrued restructuring expense                                                         141         --
Accrued consulting contract expenses                                                1,045        803
Accrued liabilities under intellectual property license and equipment purchase
  agreements                                                                          275      1,686
Other                                                                                 469        484
                                                                                   ------     ------

Total accounts payable and accrued expenses                                        $4,029     $5,584
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


 (8)     Notes and Debentures Payable

During 2002 and through the first half of 2003, the Company financed its operations primarily through the issuance of notes and debentures, nearly all of which were convertible into shares of its common stock. By December 31, 2004, essentially all of these notes and debentures had been converted into common stock or repaid. The Company again issued promissory and convertible notes to finance its operations during 2005. The following tables summarize the note and debenture activity for the years ended December 31, 2004 and 2005 (in thousands).

                                                                                                           Discount       Net
                                          Balance                                              Balance        at       Balance at
                                          12/31/03    Additions     Payments    Conversions    12/31/04    12/31/04     12/31/04
                                          --------    ---------     --------    -----------    --------    --------     --------
10% Convertible Debentures -
  Mercator                                 $   892     $    --     $     --      $   (892)    $      --    $     --     $     --
12% Convertible Debenture -
  Mercator                                      66          --           --            (6)           60         (23)          37
                                           -------     -------     --------      ---------     --------      -------    --------

Total current portion                      $   958     $    --     $     --      $   (898)     $     60      $  (23)    $     37
                                           =======     =======     ========      ========      ========      ======     ========

                                                                                                           Discount       Net
                                          Balance                                              Balance        at       Balance at
                                          12/31/04    Additions     Payments    Conversions    12/31/05    12/31/05     12/31/05
                                          --------    ---------     --------    -----------    --------    --------     --------
12% Convertible Debenture -
  Mercator                                $     60     $     --    $     --     $      --      $     60     $    --     $     60
7% Promissory Note - Marr                       --        2,000      (2,000)           --            --          --           --
8% Secured Senior Convertible Notes
   - April 4, 2005                              --        8,098          --          (177)        7,921      (6,136)       1,185
8% Secured Senior Convertible Notes
   - July 4, 2005 Interest                      --          164          --            --           164         (61)         103
8% Secured Senior Convertible Notes
   - October 4, 2005 Interest
                                                --          168          --            --           168         (60)         108
7% Promissory Note  - Marr Credit
   Facility                                     --        1,500          --            --         1,500          --        1,500
                                          --------     --------    --------     ---------      --------     -------     --------
Total                                     $     60     $ 11,930    $ (2,000)    $    (177)        9,813      (6,257)       3,556
                                          ========     ========    ========     =========

   Less current portion                                                                             (60)         --          (60)
                                                                                               --------    --------     --------

Non-current notes payable                                                                      $  9,753    $ (6.257)    $  3,496
                                                                                               ========    ========     ========

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


On January 30, 2003, when the market price of its stock was $1.86, the Company issued a $450,000 10% convertible debenture to Mercator Momentum Fund ("MMF") pursuant to Regulation S and received net proceeds of $440,000, net of fees and expenses. The debenture had a one year term and was convertible into the Company's common stock at 80% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $3.00. Under the terms of the debenture agreement, the Company agreed to file a registration statement for the shares of common stock underlying the debenture within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On February 14, 2003, when the price of the Company's common stock was $2.01, the Company and MMF agreed to extend the registration period of the underlying common stock as required in the Registration Rights Agreement until April 4, 2003. On March 31, 2003, when the market price of its common stock was $0.885, MMF granted the Company an additional extension, until May 5, 2003, in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of its common stock was $0.711, the Company received a further extension until July 1, 2003. On June 26, 2003, when the market for the Company's stock was $0.36 per share, MMF agreed to extend the period for filing the registration statement through July 15, 2003. A portion of the shares underlying this debenture was included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. The market price of the Company's common stock declined significantly following the effectiveness of the registration statement and, as a result, the Company did not have sufficient registered shares to effect the conversion of the entire outstanding balance of the debenture. During the third and fourth quarters of 2003, MMF converted $358,000 face value plus accrued interest and $29,000 of liquidated damages due to delayed registration into approximately 2.6 million registered shares of the Company's common stock at conversion prices ranging from $0.11 to $0.14 per share. On January 14, 2004, the Company and MMF agreed to extend the maturity date of this and other debentures until July 14, 2004. See the subsection entitled "Extension of Maturity Dates" at the end of this section for a description of agreements made with regard to the extension of the maturity of these debentures. On July 12, 2004, when the market price of the Company's common stock was $0.58 per share, MMF converted the remaining $92,000 face value plus accrued interest and extension fees into approximately 0.3 million shares of common stock. Those shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

On March 13, 2003, when the market price of its stock was $1.50, the Company issued a $400,000 10% convertible debenture to Focus Fund and a $100,000 10% convertible debenture to Mercator Momentum Fund III, L.P. ("Momentum Fund III"), each pursuant to Regulation S, and received aggregate proceeds of $400,000, net of fees and expenses. Each debenture had a one-year term and was convertible into the Company's common stock at 65% of the average of the three lowest trades for the 20 days preceding conversion, but not more than $2.10. Under the terms of the debenture agreements, the Company agreed to file a registration statement for the shares of common stock underlying the debentures within 30 days of the closing date and use its reasonable best commercial efforts to cause the registration statement to be declared effective within 120 days of the closing date. On April 11, 2003, when the market price of its common stock was $0.735, the Company received an extension until May 5, 2003 in which to register the shares of common stock underlying this financing. On May 1, 2003, when the market price of its common stock was $0.711, the Company received an additional registration extension until July 1, 2003. On June 26, 2003, when the trading price for the Company's stock was $0.36 per share, Focus Fund and Momentum Fund III agreed to extend the period for filing the registration statement through July 15, 2003. A portion of the shares underlying the debentures was included in the Company's S-2 registration statement that was filed with the SEC on July 8, 2003 and which became effective on July 18, 2003. The market price of the Company's common stock declined significantly following the effectiveness of the registration statement and, as a result, the Company did not have sufficient registered shares to effect the conversion of the entire outstanding balance of the Focus Fund debenture. During the third quarter of 2003, Focus Fund and Momentum Fund III converted an aggregate of $278,000 face value plus accrued interest and $50,000 of liquidated damages due to delayed registration into approximately 4.1 million registered shares of the Company's common stock at conversion prices ranging from $0.07 to $0.10 per share. On January 14, 2004, the Company and Focus Fund agreed to extend the maturity date of this and other debentures until July 14, 2004. See the subsection entitled "Extension of Maturity Dates" at the end of this section for a description of agreements made with regard to the extension of the maturity of these debentures. On April 22, 2004, when the market price of the Company's common stock was $0.625 per share, Focus Fund converted the remaining $222,000 face value plus accrued interest and extension fees into approximately 1 million shares of unregistered common stock. Those shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


The Company determined that each of the 10% convertible debentures was issued with a beneficial conversion feature. The intrinsic value was calculated at the date of issue as the difference between the conversion price of the debenture and the fair value of the Company's common stock into which the debenture was convertible, multiplied by the number of common shares into which the debenture was convertible, limited by the face amount of the debenture. The Company treated the beneficial conversion features as a discount to the face amount of the debentures and amortized them over the term of the respective debentures. Upon conversion of all or a portion of the debenture, the proportionate share of unamortized discount was charged to interest expense. The effective interest rate on these debentures ranged from approximately 60.0% to approximately 97.2% based on the stated interest rate, the amount of amortized discount attributable to the beneficial conversion feature, the amount of deferred offering costs attributable to the debentures and the extended term of the debentures, as noted in the section below.

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

In return for the extension of the maturity dates, the Company agreed to pay an extension fee equal to 2% of the outstanding principal balance per month until the earlier of the extended maturity date or conversion. The extension fee was payable 1% in cash and 1% in stock. Additionally, the Company agreed to file a registration statement including the shares potentially issuable upon the conversion of the remaining outstanding debenture balances by no later than April 29, 2004. The shares issuable as a portion of the extension fee were to be included in the registration statement. On April 23, 2004, when the market price of the Company's common stock was $0.625 per share, Focus Fund and MMF each agreed to extend from April 29, 2004 until May 14, 2004 the period in which the Company was required to file a registration statement including shares of its common stock previously issued to them or, in the case of MMF, issuable to it upon conversion of remaining outstanding debentures. On May 7, 2004, when the market price of the Company's common stock was $0.48 per share, the Company and MMFund and Focus Fund agreed to further extend from May 14, 2004 until 21 days following the closing of a private placement of equity financing of at least $5,000,000, but in any case to no later than June 30, 2004, the period in which the Company was required to file a registration statement including shares of its common stock issued or potentially issuable upon conversion. Such shares were included in the Company's June 15, 2004 registration statement, which was declared effective on July 8, 2004.

12% Convertible Debentures-Mercator Momentum Fund
On September 12, 2002, when the market price of its common stock was $3.00 per share, the Company entered into an agreement under which MMF agreed to purchase $2.0 million of the Company's 12% convertible debentures in multiple tranches. Each debenture had a term of two years and was convertible into shares of the Company's common stock at 85% of the average of the three lowest trading prices for the 20 trading days preceding conversion. The Company issued a $550,000 convertible debenture to MMF on September 12, 2002, an aggregate of $750,000 of debentures to three assignees of MMF on July 24, 2003, when the market price of its common stock was $0.115 per share, and a $570,000 debenture to Marr, an assignee of MMF, on September 1, 2003, when the market price of its common stock was $0.498. By December 31, 2003, the investors had converted all of these debentures into an aggregate of approximately 18.0 million shares of the Company's stock.

On October 2, 2003, when the market price for the Company's stock was $1.31 per share, the Company issued the final $130,000 tranche of two-year debentures under the $2 million September 2002 12% convertible debenture commitment to four assignees of MMF and received net proceeds of $130,000. During October 2003, two of these investors converted $70,000 of principal of these debentures at a price of $0.59 per share and the Company issued approximately 118,400 shares of its common stock. At December 31, 2005 and 2004, two debentures having an aggregate face value of $60,000 remained outstanding. The holders of the two remaining debentures claim a conversion date which the Company disputes. The Company has not issued any shares with respect to these debentures. See Note 18, Commitments and Contingencies, regarding a lawsuit brought against the Company by the two holders of these debentures.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


January 2005 7% Promissory Note
On January 14, 2005, when the market price of the Company's common stock was $0.25 per share, the Company issued an unsecured $2,000,000 promissory note to Marr, which was funded on January 18, 2005. The promissory note required interest at a rate of 7% per annum and was payable in full no later than March 31, 2005. On March 30, 2005, the Company and Marr agreed to extend the maturity date of the note until April 30, 2005. The Company used $2,000,000 from the proceeds of the April 2005 Secured 8% Senior Convertible Notes, described below, to repay the promissory note on April 4, 2005. The effective interest rate on this note approximated the 7% stated rate.

April 2005 Secured 8% Senior Convertible Notes
On April 4, 2005, when the market price of the Company's common stock was $0.27 per share, the Company concluded a private placement (the "April 2005 Placement") to five institutional investors (the "2005 Investors") of $8,000,000 of Secured 8% Senior Convertible Notes due April 3, 2007 (the "Notes"). The Notes are convertible at $0.30 per share (the "Conversion Price") into
26,666,667 shares of the Company's common stock, subject to anti-dilution adjustments should the Company issue common stock or common stock equivalents for a price less than the Conversion Price, within one year of the issue date of the Notes. The Company also issued to the 2005 Investors Series A common stock purchase warrants (the "Series A Warrants") and Series B common stock purchase warrants (the "Series B Warrants), each exercisable after six months and expiring on April 3, 2010. The Series A Warrants are exercisable to purchase 26,666,667 shares of the Company's common stock at $0.325 per share and the Series B Warrants are exercisable to purchase 12,000,000 shares of the Company's common stock at $0.325 per share. The Series A Warrants provide for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof should the Company issue common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants, within one year of the issue date of the Series A Warrants. The effectiveness of the anti-dilution adjustments of the Notes and of the Series A Warrants required stockholder approval, which the Company obtained at its Annual Meeting of Stockholders held on June 30, 2005. After October 18, 2006 and if the daily volume weighted average price of its common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, the Company has the right to require the conversion of any unconverted Notes into shares of common stock. After October 4, 2005, and if the daily volume weighted average price of its common stock is greater than approximately $0.542 for 20 consecutive trading days and subject to certain trading volume and ownership restrictions, the Company has the right to require the exercise of the Series B Warrants, which would result in gross proceeds to the Company of approximately $3.9 million.

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by accreting the interest to principal, thereby increasing the number of shares of common stock into which the Notes are convertible. Effective July 4, 2005, the Company issued an aggregate of approximately $164,000 of Secured 8% Senior Convertible Notes that are convertible into 545,831 shares of common stock, in payment of quarterly interest (the "July 2005 Interest Notes") on the outstanding principal balance of $8,097,500 of the Notes, including a Note issued to a placement agent, issued on April 4, 2005. The July 2005 Interest Notes have the same terms and conditions, including maturity date and anti-dilution provisions, as the Notes issued on April 4, 2005. Effective October 4, 2005, the Company issued an aggregate of approximately $168,000 of Secured 8% Senior Convertible Notes that are convertible into 560,562 shares of common stock in payment of quarterly interest (the "October 2005 Interest Notes") on the outstanding principal balance of $8,084,000 of the Notes, including the Note issued to a placement agent and the July 2005 Interest Notes. The October 2005 Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005 and the July 2005 Interest Notes. The Company did not issue additional warrants in conjunction with either the July 2005 Interest Notes or the October 2005 Interest Notes. Refer to Note 19, Subsequent Events, for additional notes issued in payment of interest in January 2006.

On September 15 and September 16, 2005, one of the 2005 Investors converted an aggregate of $177,000 principal amount of Notes into 590,000 shares of common stock. Upon conversion, the Company wrote off to interest expense the proportional share of deferred offering costs and note discount attributable to the amount of the Notes converted.

In addition to repaying the January 2005 7% Promissory Note described above, the Company has used the proceeds from the issuance of the Notes for general working capital purposes as well as for the commercialization of its rapid tests for HIV-1/2 diagnosis. On June 27, 2005, the Company filed a registration statement for the resale of the shares of common stock underlying the Notes, the Series A Warrants, the Series B Warrants and additional Notes which may be issued in payment of interest. The registration statement became effective on July 1, 2005.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


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

The Company determined that, in addition to the anti-dilution provisions contained in the Notes, the Notes include a beneficial conversion feature. As a result of the anti-dilution provisions, however, the Notes are not considered conventional convertible debt under the provisions of Emerging Issues Task Force
(EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company further determined that the conversion feature is subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the fair value of the derivative was accounted for at inception as a discount to the face value of the Notes and a corresponding liability, and will be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At April 4, 2005, the date the Notes were issued, the Company valued the derivative at approximately $5,330,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.57%, a risk-free interest rate of 3.74%, an expected dividend rate of 0.00%, and a 90%
probability of completing an additional round of equity financing during the one-year term of the derivative. As a result of changes in the market price of the Company's stock between April 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's valuation of the derivative decreased to approximately $1,547,000, with the change in valuation being recorded as a credit to interest expense. The value of the derivative at December 31, 2005 was again determined using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.28%, a risk-free interest rate of 4.38%, an expected dividend rate of 0.00%, and a 25% probability of completing an additional round of equity financing during the remaining term of the derivative.

At April 4, 2005, the Company allocated the Note proceeds attributable to the fair value of the derivative described above to the liability. In accordance with the provisions of EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the remaining Note proceeds of approximately $2,670,000 between the fair value of the Notes (determined without consideration of any anti-dilution or conversion features) and the fair value of the Series A Warrants and the Series B Warrants. The Company valued both the Series A Warrants and Series B Warrants at April 4, 2005 at $0.151 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 103.16%; and expected term of 2.5 years. The relative fair value of the Series A Warrants and Series B Warrants at April 4, 2005 was approximately $1,773,000, which the Company recorded as an additional discount to the Notes with a corresponding credit to additional paid-in capital. The one-year anti-dilution provision contained in the Series A Warrants reduces the exercise price but does not increase the number of shares issuable to the warrant holders. Accordingly, the Series A Warrants do not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, the Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19. The aggregate amount of the discount to the Notes at April 4, 2005 was approximately $7,103,000, which the Company is amortizing to interest expense using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes. The effective interest rate on these notes is approximately 142% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and the term of the notes.

The July 2005 Interest Notes and October 2005 Interest Notes each contain the same beneficial conversion and anti-dilution features included in the Notes that were treated as an embedded derivative. Similarly, the fair value of the July 2005 Interest Notes and October 2005 Notes derivatives were accounted for at inception as a discount to the face value of the July 2005 Interest Notes and the October 2005 Interest Notes, respectively, and a corresponding liability, and will be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At July 4, 2005, the date the July 2005 Interest Notes were issued, the Company valued that derivative at approximately $77,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.08%, a risk-free interest rate of 3.79%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the remaining term of the derivative. At October 4, 2005, the date the October 2005 Interest Notes were issued, the Company valued that derivative at approximately $68,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 105.57%, a risk-free interest rate of 4.09%, an expected dividend rate of 0.00%, and a 50% probability of completing an additional round of equity financing during the remaining term of the derivative. As a result of changes in the market price of the Company's stock between July 4, 2005 or October, 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's aggregate valuation of the derivatives decreased to approximately $47,000, with the change in valuation being recorded as a credit to interest expense. The value of the derivatives at December 31, 2005 was again determined using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.28%, a risk-free interest rate of 4.38%, an expected dividend rate of 0.00%, and a 25% probability of completing an additional round of equity financing during the remaining term of the derivative. The effective interest rate on the interest notes ranges from approximately 45% to 48% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and the term of the notes.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


5% Note Purchase Agreement
On November 13, 2003, when the market price of the Company's common stock was $0.88 per share, the Company and Marr Technologies BV entered into an agreement in which Marr agreed to provide the Company up to an aggregate of $10,000,000 (the "Marr Credit Facility") pursuant to promissory notes issuable to Marr on an as-needed basis by the Company (the "Notes"). Each Note issued was to bear interest at the rate of 5% per annum and have a 12-month term. The Marr Credit Facility was available during the period beginning on February 28, 2004 and ending on May 31, 2004. The aggregate amount available under the Marr Credit Facility was to be proportionally reduced by the amount of any equity financing the Company obtained during the term of the Marr Credit Facility. Marr was granted participation rights in any such equity financing on the same terms as the other investors. The Marr Credit Facility provided for earlier termination as of March 31, 2004, if the Company failed to have its common stock listed on an established stock exchange by that date. Moreover, upon the failure to obtain such stock exchange listing, any outstanding Notes would be due and payable on April 30, 2004. As consideration for the Marr Credit Facility, the Company issued to a party designated by Marr a warrant to purchase 375,000 shares of its common stock at an exercise price of $0.80 per share. The warrant was immediately exercisable and expired on November 12, 2005, two years after its issuance. The warrant was valued at $0.859 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.93%; expected dividend rate of 0.00%; volatility of 316.42%; and expected term of 2 years. The calculated value of the warrant was charged to interest expense with a corresponding credit to equity, in accordance with EITF -00-19.

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

On May 26, 2004, when the market price of the Company's common stock was $0.46 per share, the Company and Marr again amended the Marr Credit Facility whereby Marr committed to subscribe for up to $5,000,000 of Promissory Notes that the Company might issue through December 31, 2004. Any Notes issued pursuant to this second amendment would bear interest at 9% per annum and have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility would be reduced by the amount of any equity financing the Company obtained after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds of the May 2004 Private Placement. In July 2004, the commitment was reduced to approximately $3.6 million as a result of the closing of the July 2004 Private Placement. Refer to Note 11, Stockholders' Deficit, for a description of the subsequent equity financing. As consideration for the extension of the commitment period, the Company issued to Marr a warrant to purchase 500,000 shares of its common stock at an exercise price of $0.40 per share. This warrant was immediately exercisable and expires on May 26, 2006, two years after its issuance. The warrant was valued at $0.35 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.53%; expected dividend rate of 0.00%; volatility of 161.78%; and expected term of 2 years. The calculated value of the warrant was recorded as interest expense with a corresponding credit to equity, in accordance with EITF -00-19.

The Company included the shares of its Common Stock underlying the March 2004 and May 2004 warrants in its June 15, 2004 registration statement, which was declared effective on July 8, 2004. At December 31, 2004, the Company had issued no Notes under the Marr Credit Facility and it expired.

$5.5 Million 2005 Credit Facility
On April 4, 2005, the Company entered into a new line of credit (the "2005 Credit Facility") with Marr, pursuant to which, at any time prior to December 31, 2005, the Company could borrow up to $5.5 million by issuing promissory notes bearing interest at the rate of 9% per annum (each, a "Promissory Note"). The Company could borrow up to a maximum of $1,500,000 per Promissory Note, in increments of $500,000, and could issue no more than one Promissory Note in any 30-day period. The issuance of a Promissory Note required unanimous approval of the Company's Board of Directors. Marr has two representatives currently serving on the Company's Board of Directors. The maximum amount the Company may borrow under the 2005 Credit Facility will be reduced dollar for dollar by the net amount of any funds received from equity financings consummated after April 4, 2005. Each Promissory Note has a 12-month term, at which time principal and accrued interest will be due in full; however, any outstanding principal and accrued interest shall be payable in full upon the May 31, 2006 expiration of the 2005 Credit Facility.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


As consideration for the 2005 Credit Facility, on April 4, 2005, the Company issued to Marr a common stock purchase warrant (the "Marr Warrant"), expiring on April 3, 2010, exercisable to purchase 500,000 shares of the Company's common stock at $0.40 per share. The Company valued the Marr Warrant on the date of grant at $0.141 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 103.16%; and expected term of 2.5 years. The calculated value of the warrant was recorded as an immediate charge to interest expense and a corresponding credit to additional paid-in capital. The Marr Warrant provides for anti-dilution and other adjustments of the issuable shares and the exercise price thereof in the event that the Company issues common stock or common stock equivalents for a price less than the exercise price of the Marr Warrant within one year of its issue date. If the Company issues additional common stock or common stock equivalents within one year of the issue date of the Marr Warrant, Marr will have the right, but not the obligation, to participate in such issuance, upon the same terms as those offered. The Company registered for resale the shares of common stock underlying the Marr Warrant in conjunction with its registration of the shares underlying the common stock issuable in the April 2005 Placement.


On November 30, 2005, the Company and Marr amended the 2005 Credit Facility to extend the term under which the Company may issue promissory notes from December 31, 2005 until April 3, 2006. The interest rate for promissory notes issued under the amendment was lowered to 7% per annum from 9% per annum. The term of any promissory notes issued under the amendment was extended so that such promissory notes will become due on April 3, 2007, instead of the later of twelve months from the issuance date or May 31, 2006. The issuance of promissory notes under the terms of the amendment now requires approval by a majority of a quorum of the Company's Board of Directors, instead of the entire Board of Directors. The Company granted to a Marr a security interest in its assets, up to an aggregate maximum of $6,000,000, to secure the repayment of monies borrowed under the terms of the amended agreement. Proceeds from the issuance of promissory notes under the amended agreement may be used for general corporate purposes, including investments in the Company's international subsidiaries. At December 31, 2005, the Company had outstanding Promissory Notes totaling $1,500,000 under the amended terms of the 2005 Credit Facility. The effective interest rate on these notes approximate the 7% stated rate.


The following table summarizes the components of net interest income and (expense) related to the notes and debentures described above and other financing instruments reported in the consolidated statements of operations (in thousands).

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


                                                                                              2005        2004
                                                                                              ----        ----

Interest on debt instruments paid or payable in cash                                        $  (123)     $   (88)
                                                                                            -------      -------

Non-cash interest expense composed of:
   Accrued interest on 8% Senior Convertible Notes (paid by issuing additional Notes)          (498)          --
   Amortization and proportional write-off upon conversion of note and debenture
      discounts and deferred offering costs                                                  (1,502)         (81)
   Liquidated damages due to delayed registration of shares underlying convertible
      notes and debentures and other securities                                                  --          205
   Expense attributable to warrants issued in conjunction with modifying the 2003/2004
      Marr Credit Facility                                                                       --         (402)
   Expense attributable to warrants issued in conjunction with the 2005 Marr Credit
      Facility                                                                                  (71)          --
   Expense attributable to warrants issued in conjunction with the 2004 Anti-dilution
      obligation                                                                                (82)          --
   Expense attributable to warrants issued in conjunction with the $0.5 million
      capital lease agreement                                                                    --          (20)
   Mark-to-market adjustment of derivative and anti-dilution obligations arising from
      the April 2005 financing                                                                3,803           --
   Mark-to-market adjustment of anti-dilution obligation arising from May and July
      2004 equity financing (see Note 11, Stockholders' Deficit)                                506       (1,638)
   Maturity extension fee payable in stock on convertible debentures issued to
      Mercator group                                                                             --          (20)
   Expense attributable to dividends on mandatorily redeemable Series A preferred stock
                                                                                               (120)        (120)
                                                                                            -------      -------
Total non-cash interest income (expense)                                                      2,036       (2,076)
                                                                                            -------      -------

  Total interest income (expense)                                                             1,913       (2,164)

  Interest income                                                                                39           38
                                                                                            -------      -------

  Net interest income (expense)                                                             $ 1,952      $(2,126)
                                                                                            =======      =======


(9)    Lease Commitments

Capital Leases

The Company has acquired equipment under capital lease agreements that are collateralized by the related equipment. The lease agreements carry effective interest rates of approximately 18% per annum. During 2004, the Company entered into a 36 month capital lease secured by machinery and equipment located at its Rockville, Maryland location and having an agreed fair value of $500,000. In conjunction with the sale of the discontinued Product Lines, the Company sold all of the assets subject to the capital lease to Maxim, but remains liable for its payment obligation under the lease, for which the monthly payments are reimbursed by Maxim. The Company has recorded a non-current asset for the fair value of the aggregate lease payments receivable from Maxim.

Equipment acquired under capital leases included in property and equipment as of December 31, 2005 and 2004 consisted of the following (in thousands):

                                                             2005          2004
                                                             ----          ----

Machinery and equipment                                     $  --         $ 500
Other                                                          --            --
                                                            -----         -----

                                                               --           500
Accumulated depreciation and amortization                      --           (25)
                                                            -----         -----

                                                            $  --         $ 475
                                                            =====         =====

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


Future minimum lease payments under capital leases as of December 31, 2005 were (in thousands):

Year ended December 31,
2006                                                                  $   207
2007                                                                      138
                                                                      -------

                                                                          345
Less amount representing interest                                         (40)
                                                                      -------

Present value of capital lease obligation                                 305
Capital lease obligations - current portion                              (174)
                                                                     --------

Capital lease obligations - long-term portion                        $    131
                                                                     ========


Operating Leases

The Company rents its Lake Oswego, Oregon administrative offices under a month-to-month agreement. It leases office and research laboratory space in Vancouver, Washington under a noncancelable operating sublease which expires in May 2007. The Company previously leased manufacturing space in Rockville, Maryland under two operating subleases. In connection with the disposition of the discontinued Product Lines, the Company entered into a sublease agreement with Maxim under which Maxim has assumed the Company's obligations under the Rockville premises subleases. In March 2004, the Company entered into a new lease agreement with the primary landlord of its manufacturing facility in Rockville that extended the lease of the premises through February 28, 2009, or 28 months beyond the expiration of the original sublease. Additionally, the new lease provided for tenant improvements to be made in connection with the Company's consolidation of its manufacturing operations at this facility in the amount of approximately $250,000. Prior to the August 2005 relocation of its administrative offices to Lake Oswego, Oregon, the Company leased office space in Pleasanton, California beginning in July 2004 under a noncancelable operating lease which expires in June 2007. In October 2005, the Company entered into a sublease of the Pleasanton office space. The Company had previously leased office and manufacturing space in Alameda, California, under a noncancelable operating lease which expired in June 2004.

Total rent expense under these leases was $566,000 and $804,000 for the years ended December 31, 2005 and 2004, respectively. Future minimum rental payments under all noncancelable operating leases, including the Rockville subleases, as of December 31, 2005 were (in thousands):

                                    Gross            Sublease        Net Rental
                                   Payments          Payments         Payments
                                   --------          --------         --------
Year ended December 31,
2006                                $   705          $   (664)         $   41
2007                                    620              (602)             18
2008                                    574              (574)              -
2009                                     96               (96)              -
2010                                      -                 -               -
Thereafter                                -                 -               -
                                    -------          --------          ------

Total                               $ 1,995          $ (1,936)         $   59
                                    =======          =========         ======


(10)    Mandatorily Redeemable Preferred Stock

At the time of its original incorporation, the Company issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock. The Company is required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which the Company attains $3,000,000 in retained earnings, and funds are legally available. Based on losses accumulated through December 31, 2005, the Company must achieve approximately of $157,000,000 in future retained earnings before any repayment is required. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through June 30, 2003, cumulative preferred dividends totaling $1,636,000 had been charged to stockholders' deficit to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock. During each of the years ended December 31, 2005 and 2004, the Company has charged cumulative preferred dividends totaling $120,000 to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, the Company eliminated the Series A preferred stock from its articles of incorporation upon reincorporation of the Company in Delaware in June 1996. However, management subsequently chose not to redeem the Series A preferred stock and as of December 31, 2005 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.


(11)  Stockholders' Deficit

Private Placements
As detailed in the Consolidated Statements of Stockholders' Equity (Deficit) and as discussed below, the Company raised net proceeds of $10.0 million in private placement transactions with accredited investors who purchased 26,970,000 shares of its common stock during 2004.

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

The securities purchase agreements for both the May 2004 and July 2004 private placements (the "2004 PIPEs") provided the respective investors with participation rights on the same terms and conditions as other investors in any subsequent financing transactions the Company completed within one year of the closing of these placements. Two of the investors participated in the April 2005 Placement. With the exception of warrants acquired by Marr, the exercise of the warrants issued in the 2004 PIPEs is subject to an ownership limitation of 9.99%.

Anti-dilution provisions in 2004 PIPEs

The securities purchase agreements in each of the 2004 PIPE transactions contained anti-dilution provisions that required the Company to issue additional shares of common stock to the investors if the Company raised additional equity financing at a price below $0.40 per share in the year following the closing of the transactions, except under the provisions of previously outstanding convertible debt, option or warrant agreements. The securities purchase agreements required the Company to issue to the investors for no additional consideration an additional 25,000 shares per each million shares purchased in the 2004 PIPEs for each $0.01 decrease below the $0.40 trigger price. The Company determined that the anti-dilution provisions of the securities purchase agreements were, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Accordingly, the anti-dilution obligation was required to be classified as a liability and marked-to-market at each balance sheet date, with the change in liability being recorded as interest expense. The Company determined that the value of the anti-dilution obligations under the securities purchase agreements was not significant at the inception of the agreements in May and July 2004 because the obligations were limited to a one-year period, and, as of May and July 2004, the Company determined that it was unlikely that the Company would need to seek additional financing during that period at an offering price that would require the issuance of anti-dilution shares.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


At December 31, 2004, however, the Company was contemplating an additional round of financing to be completed prior to the expiration of the anti-dilution rights in the 2004 PIPEs. Accordingly, the anti-dilution obligations were revalued at $1.638 million at December 31, 2004, and recorded as a liability, with a corresponding charge to non-cash interest expense. The value of the anti-dilution obligations was based on the market value of the shares that would be issuable to investors using the offering price of the then-contemplated 2005 financing.

The warrant agreements in the May and July 2004 PIPE offerings also included anti-dilution provisions that call for repricing the shares issuable under the warrants and for a grant of additional warrants should the Company complete certain equity financing transactions at a price lower than $.40 per share within a one-year period. The warrant anti-dilution provision used a different formula than that used under the securities purchase agreements to calculate share repricing and number of additional warrants. The warrant anti-dilution formula gives weight to the size of the subsequent offering and the total number of shares of the Company's common stock outstanding after the offering.

The Company determined that the value of the warrants at the inception of the warrant agreements was not predominantly based on its anti-dilution rights. Had the Company raised an additional $5 to $10 million financing at December 31, 2004, when the market price of its common stock was $0.39 per share, the required warrant anti-dilution adjustments would not have been significant. The Company would have been obligated to reprice the shares issuable under the warrants from $.50 per share to $.49 per share, and to issue additional warrants for an aggregate of 219,200 common shares at $.49 per share.

Amendment of Anti-Dilution Provisions of 2004 PIPEs The April 2005 Placement described in Note 8, Notes and Debentures Payable, would have triggered the anti-dilution rights (the "2004 Anti-dilution Rights") of the investors (the "2004 Investors") in the 2004 PIPEs, which, if given effect before being approved by the Company's stockholders, would have caused the Company to be in breach of its listing agreement with the American Stock Exchange (the "AMEX"). To satisfy the Company's need to obtain additional working capital in early 2005 while remaining in compliance with the applicable AMEX requirements, on April 4, 2005, when the market price of the Company's common stock was $0.27 per share, the Company and the 2004 Investors entered into an amendment agreement (the
"Amendment") to revise the 2004 Anti-dilution Rights and grant the 2004 Investors additional rights. Further, the 2004 Investors agreed to subject the applicability of the 2004 Anti-dilution Rights and the effectiveness of the Amendment to approval by the Company's stockholders. The Company's stockholders approved the applicability of the 2004 Anti-dilution Rights and the effectiveness of the Amendment at the Annual Meeting of Stockholders held on June 30, 2005. The Amendment modified the terms of the 2004 Transactions to provide for the following cumulative changes in the securities issued to the 2004 Investors: (i) an increase to 7,079,625 (from 6,742,500) in the number of shares of common stock to be issued, as a result of the April 2005 Placement, pursuant to the 2004 Anti-dilution Rights; (ii) an increase, as a result of the April 2005 Placement, in the number of shares issuable upon exercise of the warrants issued in the 2004 Transactions (the "2004 Warrants") to purchase
1,253,177 (from 1,193,501) shares of common stock, at an exercise price of $0.325 (reduced from $0.45) per share of common stock; and (iii) an adjustment, as a result of the April 2005 Placement, of the $0.50 per share exercise price of the original warrants issued in the 2004 PIPEs to $0.45 per share. The Company issued the additional shares of common stock and warrants and re-priced the 2004 Warrants on June 30, 2005 following stockholder approval. The issuance of the additional anti-dilution shares and warrants resulted in the reclassification of the 2004 Anti-dilution Obligation of an aggregate of approximately $1,214,000 from liability to equity on the balance sheet at June 30, 2005. The Company valued the 2004 Warrants on June 30, 2005 at $0.065 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.69%; expected dividend rate of 0.00%; volatility of 95.077%; and expected term of 2.5 years. The calculated value of the 2004 Warrants was recorded as an immediate charge to interest expense and a corresponding credit to additional paid-in capital. The repricing of the original warrants did not have a material effect on their fair value. On July 8, 2005, the Company filed a registration statement for the resale of the common stock and warrants issued to the 2004 Investors on June 30, 2005.

Other warrants, options and stock grants
During 2004 and 2005, the Company was a party to contracts with consultants who performed various legal, business advisory, marketing and distribution functions. During 2004, the Company granted approximately 1,186,000 registered shares of its common stock from its option plans and other registered share reserves to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of $679,000. Also during 2004, consultants exercised warrants granted in 2003 to purchase 100,000 shares of the Company's common stock and the Company received proceeds of $18,000.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


During 2005, the Company issued stock grants for approximately 696,000 registered shares of its common stock from its option plans and other registered share reserves to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of approximately $194,000.

During 2005, the Company issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 1,629,365 shares of its common stock as partial compensation for these services. These options were non-forfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:

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

Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, the Company has recognized non-cash selling, general and administrative expense in the amount of approximately $298,000 attributable to these options at the date of grant in 2005. In September 2005, one of the consultants exercised an option to purchase 857,143 shares of the Company's stock at $0.14 per share and the Company received proceeds of $120,000.

On February 9, 2005, the Compensation Committee of the Company's Board of Directors approved a consulting contract under which the Chairman of the Board of Directors provided certain strategic and advisory services to the Company through July 31, 2005 (the "Consulting Contract"). Under the terms of the Consulting Contract and concurrent with its approval by the Compensation Committee, the Company granted to its Chairman immediately exercisable options to purchase 850,000 shares of its common stock at an exercise price of $0.35 per share, which was the market price of the Company's common stock on the date the option was granted. The options have a life of ten years and were granted pursuant to the Company's 2004 Incentive Plan. As permitted by FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," the Company recognized no expense in connection with the grant of this option.

At December 31, 2005, the Company had warrants to purchase an aggregate of 55,500,010 shares of its common stock outstanding, as summarized in the following table.

                                                                            Number of     Exercise Price
                                                                               Shares          per share          Expiration Date
Series A and Series B warrants issued in connection with April 2005
   Placement, including warrants issued to placement agents                41,004,583             $0.325            April 3, 2010
                                                                                                                  May 28, 2009 or
Warrants issued to investors in connection with the 2004 PIPEs             10,741,500             $0.450             July 9, 2009
                                                                                                                  May 28, 2009 or
Anti-dilution warrants issued to investors in 2004 PIPEs                    1,253,177             $0.325             July 9, 2009
Warrants issued to placement agents in connection with the 2004                                                   May 28, 2009 or
   PIPEs                                                                      778,800             $0.500             July 9, 2009
Warrants issued to Marr or its designees in connection with Credit                             $0.400 to          May 19, 2006 to
   Facility agreements or amendments                                        1,400,000             $0.460            April 3, 2010
                                                                                         $0.500 to $3.00      October 31, 2006 to
All other                                                                     321,950                                 May 6, 2009
                                                                           ----------
                                                                           55,500,010
                                                                           ==========

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


Intellectual Property and Equipment Purchase Using Stock
On September 30, 2004, when the market price of the Company's common stock was $0.39 per share and pursuant to Regulation S, the Company entered into a licensing, technology transfer and equipment purchase agreement (License Agreement) pursuant to which the Company was required to pay to the licensor an aggregate of 1,232,840 Euros (approximately US $1,500,000) to acquire certain licenses and manufacturing equipment. On September 30, 2004, the Company issued 1,172,205 restricted shares of its common stock having a value of approximately $469,000 to the licensor, representing approximately $373,000 attributable to the technology license and $96,000 attributable to the equipment purchase. The Company included the shares issued in a registration statement that became effective on December 29, 2004. The Company has recorded the contractual amount attributable to the technology license as an intangible asset and the value of the stock issued for the equipment as Other Assets pending final acceptance of the equipment. The Company paid the subsequent installments under the License Agreement in cash.

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

(12)    Incentive and Stock Options Plans

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

Under the terms of each of the Company's active equity incentive plans, a participant's options or other awards may be subject to accelerated vesting upon the occurance of a change of control, as defined in the plan.

2004 Incentive Plan
At the annual stockholders' meeting in June 2004, the Company's stockholders approved the adoption of the Company's 2004 Incentive Plan (the 2004 Plan) to replace the Company's 2000 Equity Incentive Plan (the 2000 Incentive Plan), for which only a small number of authorized shares remained available for grant. The stockholders authorized 30,000,000 shares for awards from the 2004 Plan. At the annual meeting of stockholders in June 2005, the Company's stockholders authorized an additional 17,000,000 shares for awards from the 2004 Plan and an increase from 8,000,000 shares to 20,000,000 shares in the number of shares of the Company's common stock which may be issued as restricted share or restricted share unit awards under the 2004 Plan. The Compensation Committee of the Company's Board of Directors administers the Plan. The Board of Directors may amend or modify the 2004 Plan at any time. It will expire in June 2014, unless terminated earlier by the Board of Directors.

Under the terms of the 2004 Plan, the Compensation Committee may grant nonstatutory stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and stock bonuses to employees, including directors who are employees, non-employee directors, and consultants. The Compensation Committee may grant incentive stock options only to employees.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


The Compensation Committee may grant nonstatutory stock options under the 2004 Plan at a price less than the fair market value of the common stock on the date the option is granted. Incentive stock options may not be granted under the 2004 Incentive Plan at a price less than 100% of the fair market value of the common stock on the date the option is granted. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all classes of stock of the Company are granted at an exercise price not less than 110% of the fair market value of the common stock. Options granted to employees under the 2004 Plan generally vest monthly over periods of up to three years, as specified in the option agreements. The term of nonstatutory and incentive stock options granted is 10 years or less from the date of the grant, as provided in the option agreements.

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

The 2004 Plan permits the granting of or offering for sale restricted shares of common stock and restricted stock units in such amounts and subject to such terms and conditions as the Compensation Committee may determine. Upon receipt of restricted shares of common stock, the participant has the rights of a shareholder with respect to the restricted stock, subject to any restrictions and conditions that the Compensation Committee may impose. On the delivery date of a restricted stock unit, the participant receives one share of common stock or cash equal in value to a share of common stock or a combination thereof, as specified by the Compensation Committee. No more than a total of 20,000,000 shares of common stock are available for delivery as restricted stock and restricted stock units.

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

The Company records deferred compensation related to options granted to non-employees when the option is not immediately exercisable and on options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. The Compensation Committee granted only nonstatutory and incentive stock options at market from the 2004 Plan during 2004 and only to employees. Accordingly, the Company recorded no deferred compensation in 2004 with respect to awards granted from the 2004 Plan. For the year ended December 31, 2005, the Company recorded compensation expense of approximately $298,000 related to approximately 1,629,000 options granted to non-employees, of which 200,000 were not granted as immediately exercisable. The Company recorded deferred compensation of approximately $22,000 for the options granted under the 2004 Plan that were not immediately exercisable. This amount is amortized over the relevant period of service. The amortized compensation expense attributable to options granted from the 2004 Plan for the year ended December 31, 2005 was $11,000. The Company granted no stock bonus or other forms of equity awards from the 2004 Plan during 2005 or 2004 and, accordingly, recorded no compensation expense attributable to stock bonus awards. Compensation expense attributable to stock bonuses, when granted, is determined by multiplying the closing market price of the Company's common stock on the date of grant by the number of shares granted.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


The following table summarizes 2004 and 2005 option activity for the 2004 Plan:

                                                                 Weighted
                                                                 Average
                                                   Options     Exercise Price
                                                  ---------    --------------

Outstanding at December 31, 2003                         --         $   --
Granted                                          18,468,000          0.580
Cancelled                                           (60,000)         0.390
                                                 ----------

Outstanding as of December 31, 2004              18,408,000         $0.580
Granted                                           4,874,365          0.239
Exercised                                          (857,143)         0.140
Cancelled                                          (491,222)         0.360
                                                 ----------

Outstanding as of December 31, 2005              21,934,000         $0.527
                                                 ==========

Exercisable as of December 31, 2004              11,506,168         $0.585
                                                 ==========

Exercisable as of December 31, 2005              20,672,621         $0.545
                                                 ==========

At December 31, 2005, there were 24,208,857 shares of the Company's common stock available for grant under the 2004 Plan.


The following table summarizes the per share weighted-average fair value of stock options granted during 2005 and 2004, on the date of grant using the
Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                               2005               2004
                                                            ------------      ------------

Per share weighted-average fair value of options granted         $0.239            $0.516
Expected dividend yield                                           0.00%             0.00%
Risk-free interest rate                                           4.24%             4.72%
Volatility                                                      209.57%           210.79%
Expected life                                                8.86 years       10.00 years

2005 Director Incentive Plan

At the annual stockholders' meeting in June 2005, the Company's stockholders approved the adoption of the Company's 2005 Director Incentive Plan (the 2005 Director Plan) to replace the Company's 1995 Director Option Plan (the 1995 Director Plan), which was scheduled to expire in December 2005. The stockholders authorized 18,000,000 shares for awards from the 2005 Director Plan. The Compensation Committee of the Company's Board of Directors administers the 2005 Director Plan. The Board of Directors may amend or modify the 2005 Director Plan at any time. It will expire in June 2015, unless terminated earlier by the Board of Directors.

Under the terms of the 2005 Director Plan, the Compensation Committee may grant nonstatutory stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and stock bonuses only to an Outside Director, who is defined as a Director who is not an employee or a greater than 10% stockholder, directly or beneficially, of the Company or any affiliate.

The 2005 Director Plan permits the granting of stock options whose terms will be solely determined by the Compensation Committee. The exercise price of options granted under the 2005 Director Plan may be paid in cash or by such other method as the Committee may prescribe, provided, however, that any participant exercising rights and obtaining shares pursuant to awards granted under the 2005 Director Plan must pay cash or other valid consideration equal to the aggregate par value of such shares to the extent required by the Delaware General Corporation Laws. Any taxes required to be withheld must be paid by the participant at the time of exercise. The Company may deduct or withhold from any payment or distribution an amount sufficient to satisfy such withholding obligation. The grantee may elect to have the Company withhold shares of Common Stock or may tender previously owned shares of Common Stock to satisfy the withholding obligation. The period of any option will be determined by the Compensation Committee, but no option may be exercised after the expiration of ten years from the date it is granted. Option awards will provide rules covering the time of exercise of an option in case of retirement, death, disability, or other termination of service as an Outside Director.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


The 2005 Director Plan permits the granting of stock appreciation rights in conjunction with all or part of a stock option granted under the 2005 Director Plan. Such rights may be granted either at or after the date of grant of such Option. Stock appreciation rights will be exercisable only at such time and to the extent that the stock options to which they relate are exercisable. Upon exercise of a stock appreciation right, a Participant will receive an amount equal to the product of (a) the excess of the fair market value of one share of Common Stock over the exercise price per share specified in the related stock option times (b) the number of shares in respect of which the stock appreciation right shall have been exercised, in cash, shares of Common Stock or both, with the Compensation Committee having the right to determine the form of payment.

The 2005 Director Plan permits the Compensation Committee to include in any award a dividend equivalent right entitling the participant to receive amounts equal to all or any portion of the dividends that would be paid on the shares of Common Stock covered by the Award if such shares had been delivered pursuant to the Award. The Compensation Committee will determine whether the payment of dividend equivalent rights will be made in cash, in shares of Common Stock or in another form, whether they shall be conditioned upon the exercise of the Award to which they relate, the time at which they shall be made, and such other terms and conditions as the Committee considers appropriate.

The 2005 Director Plan permits the granting of or offering for sale restricted shares of Common Stock and restricted stock units in such amounts and subject to such terms and conditions as the Compensation Committee may determine. Upon receipt of restricted shares of Common Stock, the participant has the rights of a shareholder with respect to the restricted stock, subject to any restrictions and conditions that the Compensation Committee may impose. On the delivery date of a restricted stock unit, the participant receives one share of Common Stock or cash equal in value to a share of Common Stock or a combination thereof, as specified by the Compensation Committee.

The 2005 Director Plan permits the Compensation Committee to grant other types of equity-based or equity-related awards (including the grant or offer for sale of unrestricted shares of Common Stock) in such amounts and subject to such terms and conditions as the Compensation Committee may determine. Such awards may entail the transfer of actual shares of Common Stock to participants or payment in cash or otherwise of amounts based on the value of shares of Common Stock.

The Compensation Committee may grant to a participant a specified amount of cash for the purpose of assisting the participant to pay taxes resulting from the grant of an Award.

Through December 31, 2005, the Company has not granted any options under the 2005 Director Plan and at that date, options to purchase 18,000,000 shares remain available for grant.

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

Under the terms of the 2000 Incentive Plan, nonstatutory stock options, restricted stock and stock bonuses may be granted to employees, including directors who are employees, non-employee directors, and consultants. Incentive stock options may be granted only to employees. During 2005, the Company granted only stock bonus awards from the 2000 Incentive Plan and does not anticipate making additional option grants from the plan.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


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

The Company records deferred compensation related to options granted to non-employees and to options granted to employees when the exercise price is below the fair market value of the underlying common stock, if any. The Company recorded no deferred compensation for the year ended December 31, 2005 and $(2,000) for the year ended December 31, 2004 for certain of the Company's common stock options granted under the 2000 Incentive Plan. This amount is amortized over the relevant period of service. The amortized compensation expense for the years ended December 31, 2005 and December 31, 2004 was $6,000 and $1,000, respectively. The Company recorded compensation expense of $140,000 and $148,000, respectively, attributable to stock bonus awards of 629,305 shares of common stock granted to consultants in lieu of cash compensation during 2005 and 295,006 shares of common stock granted during 2004. Compensation expense attributable to stock bonuses is determined by multiplying the closing market price of the Company's common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock bonuses was $0.22 in 2005 and $0.50 in 2004.

The following table summarizes option activity for 2004 and 2005 under the 2000 Incentive Plan:
                                                                     Weighted
                                                                     Average
                                                    Options       Exercise Price
                                                  ==========      ==============


Outstanding as of December 31, 2003                6,596,749         $  0.35
Granted                                            1,454,080            0.48
Exercised                                           (418,622)           0.10
Cancelled                                           (321,924)           0.47
                                                   ---------

Outstanding as of December 31, 2004                7,310,283           $0.38
Granted                                                   --              --
Exercised                                         (2,169,414)           0.27
Cancelled                                         (1,019,659)           0.52
                                                  ----------           -----

Outstanding as of December 31, 2005                4,121,210           $0.41
                                                   =========

Exercisable as of December 31, 2004                6,132,719           $0.35
                                                   =========

Exercisable as of December 31, 2005                3,847,325           $0.40
                                                   =========


As of December 31, 2005, 543,076 shares of common stock were available for grant under the 2000 Incentive Plan.

The following table summarizes the per share weighted-average fair value of stock options granted during 2004, on the date of grant using the Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                                      2004
                                                                ===============
Per share weighted average fair value of options granted             $0.672
Expected dividend yield                                               0.00%
Risk-free interest rate                                               2.91%
Volatility                                                           268.4%
Expected life                                                     5.9 years


1991 Incentive Stock Plan
In April 1991, the Company's Board of Directors approved the adoption of the Company's Incentive Stock Plan (the Stock Plan). A total of 141,366 shares of common stock were reserved for issuance under the Stock Plan. Since the adoption of the 2000 Equity Incentive Plan in June 2000, no additional shares have been granted from the Stock Plan. There was no activity in the Stock Plan during 2005 or 2004. At December 31, 2005 and 2004, there were no shares of common stock available for grant under the Stock Plan. At December 31, 2005 and 2004, there were outstanding and exercisable options to purchase 6,256 shares of the Company's common stock at an average price of $103.42 per share.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


1995 Director Option Plan
In December 1995, the Company's Board of Directors approved the Company's 1995 Director Option Plan (the Director Option Plan). At the annual meeting of stockholders in June 2005, the Company's stockholders approved the 2005 Director Incentive Plan to replace the Director Option Plan, which expired in accordance with its terms in December 2005. Under the Director Option Plan, the Company's Board of Directors determined the number of options to purchase shares of the Company's stock that were granted each year to newly-elected or re-elected directors. Options were granted under this plan to non-employee directors or, pursuant to an agreement between the Company and another person, entity or affiliate with whom a non-employee director is associated, that other person, entity, or affiliate. Each option granted under the Director Option Plan was exercisable at 100% of the fair market value of the Company's common stock on the date the option was granted. Each grant under the plan vested monthly over the twelve month period commencing with the director's date of election or re-election, provided that the option became vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurred less than one year after the date of the grant.

The Company has not recorded any deferred compensation for the Company's common stock options granted under the Director Option Plan. The following table summarizes 2004 and 2005 option activity under the Director Option Plan:

                                                               Weighted Average
                                                    Options     Exercise Price
                                                   --------   ------------------


Outstanding as of December 31, 2003                 437,680         $1.93
Granted                                           1,000,000          0.58
Exercised                                                --            --
Cancelled                                                --            --
                                                  ---------

Outstanding as of December 31, 2004               1,437,680         $0.99
Granted                                             200,000          0.31
Exercised                                                --            --
Cancelled                                          (308,267)         0.91
                                                  ---------

Outstanding as of December 31, 2005               1,329,413         $0.91
                                                  =========

Exercisable as of December 31, 2004               1,437,680         $0.99
                                                  =========

Exercisable as of December 31, 2005               1,329,413         $0.91
                                                  =========


As of December 31, 2005, there were no shares of common stock available for grant under the Director Option Plan.

The following table summarizes the per share weighted-average fair value of stock options granted during 2005 and 2004, on the date of grant using the
Black-Scholes option-pricing model with the indicated weighted-average assumptions:

                                                                  2005        2004
                                                              ----------    ----------
Per share weighted-average fair value of options granted          $0.310        $0.580
Expected dividend yield                                            0.00%         0.00%
Risk-free interest rate                                            4.22%         4.13%
Volatility                                                       207.85%       213.95%
Expected life                                                 10.0 years    10.0 years


2003 Non-Qualified Stock Option Plan
In June 2003, the Company's Board of Directors authorized and the Company registered a total of 10,000,000 shares of its common stock under a Form S-8 Registration Statement for issuance under the Company's 2003 Non-Qualified Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, at the discretion of the Board of Directors, the Company was permitted to grant options or stock bonus awards only to non-officer employees and consultants in consideration of services rendered to the Company. At December 31, 2004, the 2003 Plan was no longer active as all authorized shares had been granted as options or stock bonus awards, and all options had been exercised. The Company granted no stock options from the 2003 Plan in 2004.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


The Company granted stock bonus awards from the 2003 Plan for an aggregate of 82,978 shares of its common stock during 2004 and recorded compensation expense of $45,000. Compensation expense attributable to stock awards was determined by multiplying the closing market price of the Company's common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock awards was $0.50 in 2004.

The following table summarizes information about stock options outstanding at December 31, 2005 under the 2004 Incentive Plan, the 2005 Director Incentive Plan, the 2000 Equity Incentive Plan, the 1991 Incentive Stock Plan, and the 1995 Director Option Plan.

                                                Options Outstanding                      Options Exercisable
                              ---------------------------------------------------   --------------------------
                                                   Weighted-                                         Weighted-
                                  Number            Average           Weighted-         Number        Average
                              Outstanding at    Remaining Years        Average      Exercisable at    Exercise
   Range of Exercise Prices      12/31/05        to Expiration     Exercise Price      12/31/05        Price
   ------------------------   --------------    ---------------    --------------   --------------   ---------

$0.010 -   $0.200                   745,865             9.07        $      0.165       451,421       $   1.055
$0.210 -   $0.560                 7,324,904             6.73        $      0.303     6,263,526       $   0.313
$0.585 -   $0.585                18,600,000             8.46        $      0.585    18,600,000       $   0.585
$0.060 - $210.00                    720,110             7.36        $      2.580       540,668       $   3.194
                                 ----------                                         ----------
$0.010 - $210.00                 27,390,879             7.99        $      0.551    25,855,615       $   0.566
                                 ==========                                         ==========


1995 Employee Stock Purchase Plan
In April 2005, the Company's Board of Directors terminated the Company's Employee Stock Purchase Plan (ESPP), which it had approved in December 1995. The ESPP was a qualifying plan under Section 423 of the Internal Revenue Code. Under the ESPP, an eligible employee could purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of an offering period under the ESPP or
(ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Each offering period lasted for twenty four months; stock purchases occurred on June 30 and December 31 in 2004. There were no stock purchases during 2005. During the year ended December 31, 2004, employees purchased 35,931 shares under the ESPP. Cumulative purchases under the ESPP through December 31, 2004, the last purchase date, totaled 64,311 shares.


(13)    Section 401(k) Plan

Effective January 1, 1995, the Company adopted a Retirement Savings and Investment Plan (the 401(k) Plan) covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under
Section 401(k) of the Internal Revenue Code. Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The Company contributed $11,000 to the 401(k) Plan during 2004, which was allocated to participants in proportion to their participation during 2004. The Company made no such contributions in 2005.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

(14)    Income Taxes

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                                      2005       2004
                                                                    -------    -------
Computed expected tax expense                                       $(2,979)   $(5,871)
Losses and credits for which no benefits have been recognized         2,925      5,815
Other                                                                    56         58
                                                                    -------    -------
                                                                    $     2    $     2
                                                                    =======    =======


The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

                                                                             December 31,
                                                                             ------------
                                                                          2005        2004
                                                                        --------    --------
Deferred tax assets:
    Net operating loss carryovers                                       $ 49,639    $ 48,479
    Research and development credits                                       2,207       1,850
    Other                                                                  3,599       1,857
                                                                        --------    --------

Total gross deferred tax assets                                           55,445      52,186
Valuation allowance                                                      (55,445)    (52,186)
                                                                        --------    --------

Net deferred tax assets                                                 $     --    $     --
                                                                        ========    ========


The net change in the valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $3,259,000 and $4,817,000, respectively. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established. When realized, approximately $171,000 of deferred tax assets will be creditable to additional paid-in capital.

As of December 31, 2005, the Company had federal tax net operating loss carryforwards of approximately $142,647,000 which will expire in the years 2006 through 2025. The Company also has federal research and development credit carryforwards as of December 31, 2005 of approximately $1,515,000, which will expire in the years 2006 through 2025.

State tax net operating loss carryforwards were approximately $33,893,000 and state research and development credit carryforwards were $1,033,000 as of December 31, 2005. The state net operating loss carryforwards will expire in the years 2006 through 2015 and the state research and development credits will carryforward indefinitely.

The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code.


(15)    Royalty and License Agreements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

The Company has entered into arrangements with various organizations to receive the right to utilize certain patents and proprietary rights under licensing agreements in exchange for the Company making certain royalty payments based on its sales of certain products. The royalty obligations are based on a percentage of net sales of licensed products and include minimum annual royalty payments under some agreements. The Company had paid royalties to five entities on its urine-based screening test and to one entity on its serum- and urine-based Western Blot supplemental tests which were sold during 2005 and are part of discontinued operations. The patents underlying the royalties would have expired between 2004 and 2009. At December 31, 2005, while the Company is essentially current under the terms of its contracts or negotiated payment plans, it was approximately $231,000 in arrears on the payment of royalties under certain of the licensing agreements covering its ELISA tests.

As discussed in Note 6, Intangible Assets, during 2004 the Company entered into license agreements for technology and materials required to commercialize its rapid tests and its BED Incidence test which are part of continuing operations. In addition to the initial or base license payments, the agreements also contain a royalty on sales component based on sales of the Company's rapid test products. Those patents expire between 2006 and 2017. There are minimum payments required by certain of the agreements that apply regardless of the amount of actual sales.

Under certain of the Company's licensing agreements, the patent holder or other organization granting rights to the Company has the right to revoke the license for non-payment of royalties. Should the patent holder or other granting organization take that step, the Company could find it necessary to modify its manufacturing practices or change its business plan.

In September 2003, the Company issued 500,000 shares of its common stock valued at the date of issuance at approximately $610,000 to one of its licensors to maintain its exclusivity under a license agreement covering one of its ELISA tests for the years 2003 and 2004. The portion applicable to exclusivity during 2004 was recorded as a prepaid expense at December 31, 2003 and amortized as a royalty expense during 2004.

(16)    Employment and Consulting Agreements

In February 2005, the Compensation Committee of the Company's Board of Directors approved a consulting contract under which the Chairman of the Board of Directors provided certain strategic and advisory services to the Company through July 31, 2005 (the "Consulting Contract"). Under the terms of the Consulting Contract and concurrent with its approval by the Compensation Committee, the Company granted to its Chairman immediately exercisable options to purchase 850,000 shares of its common stock at an exercise price of $0.35 per share, which was the market price of the Company's common stock on the date the option was granted. The options have a life of ten years and were granted pursuant to the Company's 2004 Incentive Plan. As indicated in Note 11, the Company recorded no expense in conjunction with this option grant. On October 3, 2005, following the resignation of the Company's president and chief operating officer, the Board of Directors appointed its Chairman as interim Chief Executive Officer, effective immediately. As indicated in Note 19, Subsequent Events, on January 4, 2006, the Compensation Committee of the Board of Directors approved a letter agreement outlining the terms and compensation of the Chairman's additional service as interim Chief Executive Officer. Under the terms of the contract, the Chairman is to receive cash compensation of $15,000 per month, beginning October 3, 2005, which the Company has accrued through December 31, 2005.

In January 2004, the Company entered into a three year employment agreement with an officer that included an annual salary of $250,000. On February 24, 2004, subject to the approval of the Company's stockholders of the 2004 Incentive Plan, the officer was also conditionally granted options to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.585 per share, which was the market price on that date, Upon the stockholders' approval of the 2004 Incentive Plan on June 22, 2004, when the market price of the Company's common stock was $0.52 per share, the grant became effective, with an exercise price of $0.585 per share. The options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term. In April 2005, the Compensation Committee of the Board authorized an increase in the officer's annual salary to $350,000 plus an annual housing allowance of $30,000. The officer resigned effective September 29, 2005, but remains associated with the Company under a consulting agreement pursuant to which he is paid $14,000 per month for services to the Company.

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

In January 2003, the Company entered into a twelve month employment agreement, with automatic renewal options, with an officer of the Company that included a base salary of $200,000 and fully vested options to purchase 108,333 shares of the Company's common stock at $0.32 per share on May 29, 2003. Additionally, on May 29, 2003, the officer was also granted fully-exercisable options to purchase 24,038 shares of the Company's stock at $0.01 per share, in recognition of an earlier salary deferral arrangement, and options to purchase 625,000 shares of the Company's stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant. On February 24, 2004, subject to the approval of the Company's stockholders of the 2004 Incentive Plan, the officer was conditionally granted options to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.585 per share, which was the market price on that date, Upon the stockholders' approval of the 2004 Incentive Plan on June 22, 2004, when the market price of the Company's common stock was $0.52 per share, the grant became effective, with an exercise price of $0.585 per share. The options are exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

In May 2002, in conjunction with a financing proposal, the independent members of the Company's Board of Directors appointed a new Executive Chairman and entered into a five year employment agreement with him. The employment agreement specified an annual salary of $400,000 and allowed for annual increases subject to the Company's performance and approval of the Compensation Committee of the Board of Directors. On February 24, 2004, subject to the approval of the Company's stockholders of the 2004 Incentive Plan, the Executive Chairman was conditionally granted options to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.585 per share, which was the market price on that date, Upon the stockholders' approval of the 2004 Incentive Plan on June 22, 2004, when the market price of the Company's common stock was $0.52 per share, the grant became effective, with an exercise price of $0.585 per share. The options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and had a ten year term. The Executive Chairman resigned effective November 15, 2004 as the Company's Executive Chairman and as a member of the Company's Board of Directors. Under the terms of a Separation and Consulting Agreement and Release of Claims, the Company entered into a consulting arrangement that extends through November 15, 2006 under which it agreed to pay approximately $1 million and to accelerate vesting of all his then-unvested options. At December 31, 2004, the Company had accrued the liability under the terms of the Separation Agreement. In January 2005, the Executive Chairman exercised previously issued and vested options to purchase 1,625,000 shares of the Company's common stock in the amount of $520,000. During 2005, the Company paid the amounts due under the Separation Agreement.

In April 2003, the Company entered into a three-year consulting agreement for advisory and other services related to the marketing, distribution and sale of its products. The agreement obligated the Company to pay the consultant an aggregate of $3,000,000 in cash as follows: $750,000 in 2003, $1,000,000 in both 2004 and 2005, and $250,000 in 2006; and issue him an aggregate of 200,000 shares of its common stock. At December 31, 2004, the Company had paid an aggregate of $1,000,000 and issued 66,666 shares of its common stock pursuant to the contract. During 2005, the Company and the consultant renegotiated the contract to reduce the Company's obligation and extend the payment period. The Company paid the consultant $250,000 and issued 66,667 shares of its common stock to him during 2005. Under the terms of the renegotiated agreement, the Company is required to pay the consultant $500,000 in cash in each of 2006 and 2007, which obligation the Company has accrued at December 31, 2005.

(17)    Related Party Transactions

As described in Note 8, Notes and Debentures Payable, the Company entered into a Note Purchase Agreement with its largest stockholder in 2003 that it subsequently modifed during 2004. The Company issued no notes under this facility prior to its December 31, 2004 expiration. As also described in Note 8, the Company issued a Promissory Note in the face amount of $2,000,000 to its largest stockholder in January 2005 and entered into a Credit Facility Agreement in April 2005 that was subsequently modified in November 2005. The Company has outstanding Promissory Notes in the face amount of $1,500,000 under the credit facility at December 31, 2005. See Note 19, Subsequent Events, for a description of additional borrowings under the amended 2005 Credit Facility in 2006.

In December 2005, the Company entered into an Equity Transfer Agreement with Marr Asia, an affiliate of Marr Technologies BV. Under the terms of the Equity Transfer Agreement, the Company acquired from Marr Asia a 51% equity interest in Beijing Marr. The Equity Transfer Agreement became effective on January 18, 2006, the date it was approved by the Huairou County Commerce Bureau. Pursuant to the Equity Transfer Agreement, the Company will contribute $1,836,000 to the registered capital of Beijing Marr and Marr Asia will contribute USD $1,764,000. Refer to Note 19, Subsequent Events, for equity contributions made during the first quarter of 2006. The Company and Marr Asia must make the required capital contributions in proportion to their respective equity interests in Beijing Marr before November 17, 2006. The business purpose of Beijing Marr is to pursue the manufacture, distribution, marketing and sale of the Company's products in China.

In December 2005, the Company also entered into an agreement with Marr Asia in connection with the Equity Transfer Agreement that governs the relationship between Marr Asia and the Company as shareholders of Beijing Marr. The agreement provides for certain protective provisions for Marr Asia, as the minority shareholder, board composition and voting, buy-sell, non-competition and other provisions governing the other rights, duties and obligations of the shareholders (the "Shareholders Agreement") in connection with the operation of Beijing Marr.

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

(18)    Commitments and Contingencies

The Company does not, in the normal course of business, enter into significant purchase contracts for materials or supplies. As discussed in Note 11, Stockholders' Deficit, in September 2004, the Company entered into a licensing, technology transfer and equipment purchase agreement pursuant to which it issued stock valued at approximately $96,000 as a deposit for the purchase of specified manufacturing equipment to be acquired for an aggregate purchase price of 233,000 Euros (approximately $300,000). At December 31, 2005, the Company has not formally accepted the equipment.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

The Company and certain of its current and former officers are the defendants in a lawsuit which has arisen in connection with two complainants' rights to certain debentures convertible into the Company's common stock. The complainants are seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. In September 2002, the Company entered into a purchase agreement with Mercator Momentum Fund ("Mercator") pursuant to which Mercator committed to purchase debentures convertible into the Company's common stock in a number of tranches in the aggregate face amount of $2,000,000 (the "Debentures"). Mercator assigned certain of its rights to purchase the Debentures to the complainants, among others. The complainants were entitled to purchase Debentures in an aggregate face amount of $60,000 according to the terms of an agreement among Mercator, the complainants and other parties purchasing rights to the debentures (the "Transaction"). On August 25, 2003, prior to the closing of the Transaction, the complainants delivered notices of conversion of their debentures. The Company has attempted to honor the conversion of the debentures as of the closing date of the Transaction, but the complainants have refused to accept such conversion. The Company believes that the claims made by the complainants and the complainants' request for money are unmeritorious and that the outcome of the lawsuit will not have a material adverse effect on its business, financial condition or results of operations.

As indicated in Note 3, Discontinued Operations and Note 9. Lease Commitments, the Company has entered into subleases with third parties as the sublessor of its two former manufacturing facilities in Rockville, Maryland and its former administrative offices in Pleasanton, California. Should the sub-tenants in any of these agreements not fulfill their monthly payment or other obligations under the terms of the subleases, the primary landlord has the right to look to the Company for satisfaction of the obligations under the primary leases.

The Company has product liability and general liability insurance policies in amounts that it believes to be reasonable given its current level of business. Although historically the Company has not paid any product liability claims, it is conceivable that it could incur claims for which it is not insured.

(19)    Subsequent Events (Unaudited)

Consulting Agreement

On October 3, 2005, the Company's Board of Directors appointed its Chairman as interim Chief Executive Officer, effective immediately, upon the resignation of the former President and Chief Executive Officer. On January 4, 2006, the Compensation Committee of the Company's Board of Directors approved a letter agreement outlining the terms and compensation of the Chairman's additional service as interim Chief Executive Officer. Under the terms of the contract, the Chairman will receive cash compensation of $15,000 per month, beginning October 3, 2005. Additionally, on January 4, 2006, the Company awarded the Chairman 1,000,000 shares of its common stock, $0.03 par value, pursuant to the Company's 2004 Incentive Plan.

Financing Activities

Issuance of 8% Convertible Notes in payment of interest and conversion of Notes The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective January 4, 2006, the Company issued an aggregate of approximately $169,000 of Secured 8% Senior Convertible Notes that are convertible into 562,387 shares of common stock in payment of quarterly interest (the "January 2006 Interest Notes") on the outstanding principal balance of approximately $7.9 million of the Notes issued on April 4, 2005 plus the July 2005 Interest Notes and the October 2005 Interest Notes. The January 2006 Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005, the July 2005 Interest Notes and the October 2006 Interest Notes. The Company did not issue additional warrants in conjunction with the January 2006 Interest Notes.

During January 2006, two investors converted 8% Convertible Notes in the face amount of $573,000 original principal plus approximately $37,000 in interest into an aggregate of approximately 2,056,000 shares of the Company's common stock. Upon conversion, the Company wrote off to interest expense the proportional share of deferred offering costs and note discount attributable to the amount of the Notes converted.

Issuance of Promissory Notes under Marr 2005 Credit Facility

On January 19, 2006, the Company issued a $1,500,000 promissory note to Marr Technologies BV (Marr) under the amended terms of the 2005 Credit Facility. On February 23, 2006, the Company issued a second promissory note in the face amount of $500,000 to Marr. On March 31, 2006, the Company issued a third promissory note in the face amount of $500,000 to Marr. Each promissory note bears interest at a rate of 7% per annum and is payable in full on April 3, 2007.

Investment in Chinese subsidiary

During the first quarter of 2006, the Company contributed $918,000 to the registered capital of Beijing Marr, the Company's Chinese subsidiary described in Note 17, Related Party Transactions. Marr Asia has contributed $882,000 to the registered capital of Beijing Marr through March 29, 2006.

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CALYPTE BIOMEDICAL CORPORATION
                                  (Registrant)

                              By: /s/ Roger I. Gale
                                 ------------------
                                  Roger I. Gale
                             Chief Executive Officer
Date: March 31, 2006

                                POWER OF ATTORNEY

Each Director of the Registrant whose signature appears below, hereby appoints Roger I. Gale and Theodore R. Gwin as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Securities and Exchange Commission any and all Amendments to this report on Form 10-KSB to the same extent and with the same effect as if done personally.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

                 Signature                                        Title                                 Date
===========================================    ============================================   ==========================

             /s/ Roger I. Gale                 Chairman of the Board of Directors, Interim          March 31, 2006
===========================================    Chief Executive Officer
               Roger I. Gale


           /s/ Theodore R. Gwin                Chief Financial Officer                              March 31, 2006
===========================================    (Principal Financial and Accounting Officer)
             Theodore R. Gwin


           /s/ John J. DiPietro                Director                                             March 31, 2006
===========================================
             John J. DiPietro


             /s/ Paul Freiman                  Director                                             March 31, 2006
===========================================
               Paul Freiman


        /s/ Julius R. Krevans, M.D.            Director                                             March 31, 2006
===========================================
          Julius R. Krevans, M.D.


           /s/ Maxim A. Soulimov               Director                                             March 31, 2006
===========================================
             Maxim A. Soulimov