Form 10QSB
period 2006-03-31
CALYPTE BIOMEDICAL CORP
filed 2006-05-15
CIK 899426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

--------------------------------------------------------------------------------
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

      The registrant had 192,822,970 shares of common stock outstanding as of May 11, 2006.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I. Financial Information

  Item 1. Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of
          March 31, 2006 and December 31, 2005........................         3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2006 and 2005 .................         4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2006 and 2005...............................         5

          Notes to Condensed Consolidated Financial Statements........         7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        20

  Item 3. Controls and Procedures.....................................        43

PART II. Other Information

  Item 1. Legal Proceedings...........................................        44

  Item 2. Unregistered Sales of Securities and Use of Proceeds........        45

  Item 4. Submission of Matters to a Vote of Security Holders.........        55

  Item 5. Other Information - Subsequent Events.......................        55

  Item 6. Exhibits and Reports on Form 8-K............................        55

SIGNATURES   .........................................................        57

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                    March 31,     December 31,
                                                                      2006            2005
                                                                  ------------    ------------
                                                                  (Unaudited)       (Note 1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                       $        239    $        492
  Accounts receivable, net of allowance of $11
     and $17 at March 31, 2006 and December 31,
     2005, respectively                                                      6              53
  Inventory, net                                                           174             147
  Prepaid expenses                                                         161             233
  Deferred offering costs, net of accumulated amortization
    of $507 and $391 at March 31, 2006 and December 31,
    2005, respectively                                                     465             620
  Other current assets                                                      13               5
                                                                  ------------    ------------

        Total current assets                                             1,058           1,550

Property and equipment, net                                              1,042             136
Intangible assets, net of accumulated amortization of $55
  at March 31, 2006                                                      2,879           2,934
Deposit on China facility acquisition                                    2,119              --
Other assets                                                             1,133             970
                                                                  ------------    ------------

                                                                  $      8,231    $      5,590
                                                                  ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                           $      3,583    $      4,029
  Debentures payable                                                        60              60
  Advances from related parties                                          1,871              --
  Capital lease obligations - current portion                              180             174
  Current liabilities of discontinued operations                           258             321
                                                                  ------------    ------------

        Total current liabilities                                        5,952           4,584

8% Convertible Notes payable, net of discount of $5,267
  and $6,257 at March 31, 2006 and December 31, 2005,
  respectively                                                           2,539           1,996
7% Notes payable to a related party                                      3,500           1,500
Note derivative liability                                                   --           1,594
Capital lease obligations - non-current portion                             83             131
Minority interest in joint ventures                                        742              --
Mandatorily redeemable Series A preferred stock, $0.001 par
  value; no shares authorized at March 31, 2006 and December
  31, 2005; 100,000 shares issued and outstanding at March 31,
  2006 and December 31, 2005; aggregate redemption and
  liquidation value of $1,000 plus cumulative dividends                  2,966           2,936
                                                                  ------------    ------------

         Total liabilities                                              15,782          12,741
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding                             --              --
  Common stock, $0.03 par value; 800,000,000 shares
    authorized at March 31, 2006 and December 31, 2005;
    184,628,399 and 181,060,394 shares issued and
    outstanding as of March 31, 2006 and December 31,
    2005, respectively                                                   5,539           5,432
  Additional paid-in capital                                           144,210         141,319
  Deferred compensation                                                     --              (9)
  Accumulated deficit                                                 (157,300)       (153,893)
                                                                  ------------    ------------

        Total stockholders' deficit                                     (7,551)         (7,151)
                                                                  ------------    ------------

                                                                  $      8,231    $      5,590
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                      Three months ended
                                                                          March 31,
                                                                -----------------------------
                                                                    2006            2005
                                                                ------------    ------------
Revenues:
   Product sales                                                $         91    $         39
                                                                ------------    ------------
     Total revenues                                                       91              39
                                                                ------------    ------------

Operating expenses:
   Product costs                                                          60              10
   Research and development costs                                        523             762
   Selling, general and administrative costs (non-cash
     of $288 and $540 in 2006 and 2005, respectively)                  1,290           1,414
                                                                ------------    ------------

     Total operating expenses                                          1,873           2,186
                                                                ------------    ------------

       Loss from operations                                           (1,782)         (2,147)

Interest expense, net (non-cash of $1,733 and $220 in 2006
  and 2005, respectively)                                             (1,796)           (260)
Other income (expense), net                                               20             (27)
Minority interest in losses of consolidated joint ventures               153              --
                                                                ------------    ------------

       Loss from continuing operations before income taxes            (3,405)         (2,434)

Income taxes                                                               2              --
                                                                ------------    ------------

       Net loss from continuing operations                            (3,407)         (2,434)

Discontinued operations:

       Loss from discontinued operations, net of income taxes             --            (884)
                                                                ------------    ------------

Net loss                                                        $     (3,407)   $     (3,318)
                                                                ============    ============

Net loss per share from continuing operations (basic
  and diluted)                                                  $     (0.018)   $     (0.014)
                                                                ============    ============

Net loss per share (basic and diluted)                          $     (0.018)   $     (0.019)
                                                                ============    ============

Weighted average shares used to compute net loss per
  share (basic and diluted)                                          184,073         171,102
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  2006            2005
                                                                              ------------    ------------
Cash flows from operating activities:
Net loss                                                                      $     (3,407)   $     (3,318)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                        74             107
   Amortization of deferred compensation                                                --               2
   Non-cash interest expense attributable to:
     Amortization of note and debenture discounts                                    1,054               8
     Amortization of deferred offering costs                                           116              --
     Dividends on mandatorily redeemable Series A preferred stock                       30              30
     Note derivative liability and anti-dilution obligation                            375             182
   Fair market value of common stock, warrants, options and bonuses granted            392             159
   Minority interest in losses of consolidated joint ventures                          153              --
   Changes in operating assets and liabilities:
     Accounts receivable                                                                47              (6)
     Inventory                                                                         (27)            243
     Prepaid expenses and other current assets                                          67             (58)
     Deferred offering costs and other assets                                           --              (4)
     Accounts payable and accrued expenses                                            (328)            280
     Other long-term liabilities                                                        --             (37)
                                                                              ------------    ------------

       Net cash used in operating activities                                        (1,454)         (2,412)
                                                                              ------------    ------------

Cash flows from investing activities:
   Consolidated joint venture, net cash acquired                                       798              --
   Investment in consolidated joint ventures by minority interests                     562              26
   Payments to acquire intellectual property licenses                                   --            (268)
   Purchase of equipment                                                              (449)            (44)
   Deposit on China manufacturing facility and related assets                       (1,679)             --
                                                                              ------------    ------------

       Net cash used in investing activities                                          (768)           (286)
                                                                              ------------    ------------

Cash flows from financing activities:
   Proceeds from sale of stock                                                          10              --
   Proceeds from notes issued to related party                                       2,000           2,000
   Repayment of notes and debentures                                                    --             (63)
   Principal payments on capital leases                                                (41)            (39)
                                                                              ------------    ------------

       Net cash provided by financing activities                                     1,969           1,898
                                                                              ------------    ------------

Net decrease in cash and cash equivalents                                             (253)           (800)

Cash and cash equivalents at beginning of period                                       492           1,075
                                                                              ------------    ------------

Cash and cash equivalents at end of period                                    $        239    $        275
                                                                              ============    ============

                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (in thousands)
                                   (Unaudited)

                                                                                  Three months ended
                                                                                       March 31,
                                                                              ----------------------------
                                                                                  2006            2005
                                                                              ------------    ------------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                     $         89    $         16
   Cash paid for income taxes                                                            2              --

Supplemental disclosure of non-cash activities:
   Common stock issued in payment of accrued compensation                               --             520
   Conversion of notes payable and accrued interest to common stock                    615              --
   Conversion of accrued interest into convertible notes payable                       164              --
   Transfer of note derivative liability to equity                                   1,874              --

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

(1) The Company

Calypte Biomedical Corporation (the" Company") develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. The Company was incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of its initial public offering. The Company's common stock currently trades on the American Stock Exchange under the symbol "HIV." During the third quarter of 2005, the Company transitioned its corporate administrative offices from California to Lake Oswego, Oregon, a suburb of Portland, near where its research and development operations are located. Through its 51%-owned joint ventures, the Company also has manufacturing operations and sales offices in Beijing, China.

Historically, the Company has manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based "confirmatory" (Western Blot supplemental) tests for use in high-volume laboratories, which it has referred to as its "Legacy Business." In June 2004, the Company closed its manufacturing facility for certain of its Legacy Business products in Alameda, California and consolidated all of its manufacturing operations at its facility in Rockville, Maryland. On April 18, 2005, the Company entered into a non-binding letter of intent to sell its Legacy Business to Maxim Biomedical, Inc. ("Maxim"). Effective May 1, 2005, the Company entered into a manufacturing services and management agreement (the "Manufacturing Services Agreement") with Maxim under which Maxim manufactured, shipped and performed quality control procedures for the Company in connection with the Legacy Business. Under the terms of the Manufacturing Services Agreement, Maxim hired some of the Company's ex-employees and the Company transferred its inventory to Maxim for use under the agreement. Effective November 15, 2005, under the terms of an Asset Purchase and License Agreement (the "Agreement"), the Company sold its Legacy Business.

Beginning in late 2004, the Company expanded its historical focus to commercialization of its HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood and oral fluid samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests"). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or "OTC" market. The Company has recently completed field trials or product evaluations of its HIV-1/2 Rapid Tests in China, South Africa and elsewhere and believes that the results of these studies and evaluations have validated the tests. The Company has obtained regulatory approvals in parts of Africa, Southeast Asia and the Middle East, and expects to expand its market reach on a steady basis. Also, in the fourth quarter of 2004, through an arrangement with the U. S. Centers for Disease Control and Prevention (the "CDC"), the Company introduced an HIV-1 BED incidence EIA test (the "BED Incidence Test") that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission is occurring most recently.

The Company is currently focusing on the development and commercialization of the HIV-1/2 Rapid Tests and the commercialization of the BED Incidence Test. While it retains rights to a urine-based rapid diagnostic test, urine has proven to be a particularly difficult sample in a rapid test environment and the Company is delaying further development and commercialization efforts on that test at this time.

Having completed the restructuring of its Legacy Business, the Company believes that it has significantly reduced its monthly operating burn rate as compared with historical levels. Consequently, however, the revenue stream from the Legacy Business products has also been eliminated, requiring that the Company rely on revenues from sales of the BED Incidence Test and the HIV-1/2 Rapid Tests internationally to pursue its business milestones and achieve profitability. The Company is now focusing on expediting the procedures necessary to commercialize the HIV-1/2 Rapid Tests and thereby begin the process of building the revenue stream necessary to support its operations and achieve its financial objectives of sustained profitable operations and increased stockholder value. There can, however, be no assurance that the Company will be able to achieve expanded acceptance of or realize significant revenues from the sale of the BED Incidence Test or the HIV-1/2 Rapid Tests or other new products that it may develop or market, or that the Company will achieve and sustain profitability and positive cash flows in the future.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

In November 2003, the Company became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. ("Beijing Calypte"), created to market its rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV ("Marr"), the Company's largest stockholder, which held approximately 26% of its outstanding stock as of March 31, 2006. Through 2005, the operations of the joint venture were primarily organizational and financially insignificant.

Effective in January 2006, the Company became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. ("Beijing Marr"). The Company purchased its equity interest from Marr Technologies Asia Limited ("Marr Asia"), an affiliate of Marr. Marr Asia continues to own the remaining 49% interest in Beijing Marr. Through the acquisition of Beijing Marr, the Company has acquired rights to manufacturing facilities and other assets necessary to manufacture its HIV-1/2 Rapid Test products in China. Beijing Marr is currently renovating the manufacturing facilities and obtaining the necessary governmental approvals to begin production of the Company's HIV-1/2 rapid oral fluid (OMT) diagnostic test, which is currently under evaluation by the Chinese State Food and Drug Administration ("SFDA").

The accompanying financial statements reflect the consolidated operations and ownership interests of the Company in Beijing Calypte and in Beijing Marr beginning in January 2006. They also reflect the 2005 results of the Legacy Business as a discontinued operation.

During the first quarter of 2006, the Company incurred a net loss of $3.4 million. At March 31, 2006, it had a working capital deficit of $4.9 million and its stockholders' deficit was $157.3 million. Based upon its financial condition at December 31, 2005, which included a $3.0 million working capital deficit and a $7.2 million stockholders' deficit, its recurring losses and its accumulated deficit, the Company's independent accountants issued an opinion on its December 31, 2005 financial statements citing substantial doubt about the Company's ability to continue its business operations as a going concern. Although the Company has issued an aggregate of $3,500,000 of 7% Promissory Notes (the "Notes") to Marr Technologies BV ("Marr"), its largest stockholder, through March 31, 2006 (refer to Note 12, Subsequent Events for information regarding additional Notes issued after March 31, 2006), and has the right to issue an additional $2.0 million of notes, all of which are due in April 2007 under the terms of the 2005 Credit Facility with Marr (refer to Note 7, Notes and Debentures Payable), the proceeds of such notes are insufficient to provide the Company with the liquidity required to fully attain its business milestones, achieve positive cash flow and repay all of its outstanding notes when due. The Company does not believe that its cash resources are sufficient to sustain its operations through 2006 without obtaining additional financing. There can be no assurance that additional financing will be available, or if it is available, that it will be on acceptable terms. The Company would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain its operations. The Company does not currently have any definitive agreements with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to it on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, or the Company is unable to arrange a suitable strategic opportunity, it will be in significant financial jeopardy and may be unable to continue its operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. Further, the Company's pledge of the rights to its assets as collateral security for the 8% Notes issued in April 2005 and under the Credit Facility with Marr may inhibit its ability to secure financing in the future. Although management expects to be able to raise additional capital, there can be no assurance that the Company will secure such financing or enter into such strategic agreements, or that its stockholders would approve the terms of such agreements or financing, if so required.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. The accompanying consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the two year period ended December 31, 2005 included in its Form 10-KSB filed with the SEC on March 31, 2006.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

(2) Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company, its wholly-owned subsidiary, Calypte, Inc., and its 51% ownership interests in Beijing Calypte and Beijing Marr. All significant intercompany accounts and transactions have been eliminated in consolidation. Because Beijing Calypte was in its organizational stage and its results of operations were not material during 2005, the Company accounted for its ownership interest in Beijing Calypte using the equity method prior to 2006. The Company acquired its interest in Beijing Marr during the first quarter of 2006.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are equivalent for the periods presented. Options and warrants for 81,532,357 shares and 40,396,291 shares were excluded from the computation of loss per share at March 31, 2006 and 2005, respectively, as their effect is anti-dilutive.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

Stock-Based Compensation Expense

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") using the modified prospective method and, accordingly, has not restated prior periods' results for the adoption of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, which results in recognizing compensation expense for only those awards expected to vest over the service period of the award. Prior to adopting SFAS 123R, the Company accounted for share-based payments under APB 25 and, accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model and the assumptions shown in Note 9, Share-Based Payments, to our condensed consolidated financial statements. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. Although the Company did not grant any stock options during the first quarter of 2006, it plans to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla" options. The Company estimates the volatility of its common stock at the date of grant based on its historical volatility. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest. The Company has estimated its forfeiture rate based on its historical experience with stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what the Company has recorded in the current period. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As required under SFAS 123R, the Company will review its valuation assumptions at each grant date and, as a result, is likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that the Company will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments ("FAS
155). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133,
(iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for years beginning after September 15, 2006. The Company has not yet determined what impact this statement will have on its results of operations or financial position.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), a replacement of APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 became effective for accounting changes and corrections of errors made in the Company's fiscal year beginning on January 1, 2006. The adoption of FAS 154 has not had a material impact on the Company's results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment Of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 became effective for the Company beginning with its 2006 fiscal year. The adoption of SFAS 151 has not had a material impact on the Company's results of operations or financial position.

(3) Discontinued Operations

On November 15, 2005, under the terms of an Asset Purchase and License Agreement (the "Agreement"), the Company sold its FDA-approved EIA and Western Blot HIV diagnostic test product lines, which included the following products: (i) urine EIA HIV-1 diagnostic test, (ii) serum/blood Western Blot HIV-1 diagnostic test, and (iii) urine Western Blot HIV-1 diagnostic test (the "Legacy Products") to Maxim Biomedical, Inc. ("Maxim"). Under the terms of the Agreement, Maxim assumed certain liabilities related to the Legacy Products, including two real property subleases in Rockville, Maryland, and lease obligations of certain equipment that is subject to a lease agreement between the Company and a third-party equipment lessor. The Company received a 20% equity interest in Maxim and will receive 10% of the gross proceeds in the event (i) Maxim consummates a sale to a third party, including the acquisition of Maxim through reorganization, merger or consolidation, or the sale of all or substantially all of its assets; or (ii) Maxim merges with or into an entity controlling, controlled by or under common control with Maxim. The Company agreed to provide certain consulting services at no cost to Maxim for a twenty four month period from the date of the Agreement and covenanted not to compete with the Legacy Products, on a worldwide basis, for a period of 10 years from the date of the Agreement. The Company has reclassified its 2005 consolidated financial statements to reflect the results of the Legacy Products a discontinued operation.

Summarized financial information of the discontinued operation is as follows for the quarter ended March 31, 2005 (in thousands).

                                                                       2005
                                                                   ------------
Product sales                                                      $        626

Product costs                                                             1,510
Selling, general and administrative costs and other expenses                 --
                                                                   ------------

Loss before income taxes                                                   (884)

Income taxes                                                                 --
                                                                   ------------

Loss from discontinued operation                                   $       (884)
                                                                   ============

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

Liabilities of the discontinued operation are as follows at March 31, 2006 and December 31, 2005 (in thousands):

                                                            2006         2005
                                                         ----------   ----------

Accounts payable and accrued expenses                    $      258   $      321
                                                         ----------   ----------
  Liabilities of discontinued operation                  $      258   $      321
                                                         ==========   ==========

(4) Inventory

Inventory as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                          2006           2005
                                                       ----------     ----------

Raw materials                                          $       92     $       74
Work-in-process                                                 3             --
Finished goods                                                 79             73
                                                       ----------     ----------

Total inventory                                        $      174     $      147
                                                       ==========     ==========

(5) Deposit on China Facility Acquisition

Deposit on China facility acquisition consists of payments and/or deposits made by Beijing Marr in conjunction with the acquisition of its manufacturing facility, certifications and licenses, and related assets, which are pending final approval and acceptance by various Chinese regulatory authorities. Upon final approval, the Company will complete the allocation of these payments to approporiate asset categories and evaluate them in conjunction with Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets.

(6) Accounts payable and accrued expenses

Accounts payable and accrued expenses as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                            2006         2005
                                                         ----------   ----------

Trade accounts payable                                   $    1,344   $    1,404
Accrued royalties                                                44           48
Accrued salary, severance and vacation pay                      419          463
Accrued restructuring expenses                                   --          141
Accrued interest                                                222          184
Accrued consulting contract expenses                          1,013        1,045
Accrued liabilities under intellectual property
  license agreements                                             40          275
Accounts payable and accrued expenses of
  joint ventures                                                 37           --
Other                                                           464          469
                                                         ----------   ----------

Total accounts payable and accrued expenses              $    3,583   $    4,029
                                                         ==========   ==========

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

(7) Notes and Debentures Payable

The following table summarizes note and debenture activity for the quarter ended March 31, 2006 (in thousands).

                                                                                                      Discount        Net
                                   Balance                                              Balance         at         Balance at
                                  12/31/05     Additions     Payments    Conversions    3/31/06       3/31/06       3/31/06
                                 ----------    ----------   ----------   ----------    ----------    ----------    ----------
12% Convertible Debenture -
   Mercator                      $       60    $       --   $       --   $       --    $       60    $       --    $       60
8% Secured Convertible Notes -
   April 4, 2005                      7,921            --           --         (573)        7,348        (5,156)        2,192
8% Secured Convertible Notes -
   July 4, 2005 Interest                164            --           --          (15)          149           (47)          102
8% Secured  Convertible Notes
   - October 4, 2005 Interest           168            --           --          (15)          153           (45)          108
8% Secured Convertible Notes -
   January 4, 2006 Interest              --           168           --          (12)          156           (19)          137
                                 ----------    ----------   ----------   ----------    ----------    ----------    ----------

Total Notes and Debentures            8,313           168           --         (615)        7,866        (5,267)        2,599

   Less current portion                 (60)           --           --           --           (60)           --           (60)
                                 ----------    ----------   ----------   ----------    ----------    ----------    ----------

Non-current notes payable        $    8,253    $      168   $       --   $     (615)   $    7,806    $   (5,267)   $    2,539
                                 ==========    ==========   ==========   ==========    ==========    ==========    ==========

7% Promissory Notes to related
   party - 2005 Credit
   Facility with Marr            $    1,500    $    2,000   $       --   $       --    $    3,500    $       --    $    3,500
                                 ==========    ==========   ==========   ==========    ==========    ==========    ==========

7% Promissory Notes Payable to a Related Party
On January 19, 2006, the Company issued a $1,500,000 promissory note to Marr under the amended terms of the 2005 Credit Facility. On February 23, 2006, the Company issued a second promissory note in the face amount of $500,000 to Marr. On March 31, 2006, the Company issued a third promissory note in the face amount of $500,000 to Marr, however, since the Company did not receive the cash proceeds of this promissory note until April 6, 2006, the Consolidated Balance Sheet at March 31, 2006 reflects neither the promissory note nor the cash proceeds. Each promissory note bears interest at a rate of 7% per annum and is payable in full on April 3, 2007. Effective on February 22, 2006, the Company and Marr agreed to extend the period during which the Company could issue promissory notes under the 2005 Credit Facility through July 31, 2006. Refer to
Note 12, Subsequent Events, for information about additional promissory notes issued under the 2005 Credit Facility.

8% Secured Convertible Notes
On April 4, 2005, when the market price of the Company's common stock was $0.27 per share, the Company concluded a private placement (the "April 2005 Placement") to five institutional investors (the "2005 Investors") of $8,000,000 of Secured 8% Convertible Notes due April 3, 2007 (the "Notes"). The Notes are convertible at $0.30 per share (the "Conversion Price") into 26,666,667 shares of the Company's common stock, subject to anti-dilution adjustments should the Company issue common stock or common stock equivalents for a price less than the Conversion Price, within one year of the issue date of the Notes. The Company also issued to the 2005 Investors Series A common stock purchase warrants (the "Series A Warrants") and Series B common stock purchase warrants (the "Series B Warrants), each exercisable after October 4, 2005 and expiring on April 3, 2010. The Series A Warrants are exercisable to purchase 26,666,667 shares of the Company's common stock at $0.325 per share and the Series B Warrants are exercisable to purchase 12,000,000 shares of the Company's common stock at $0.325 per share. The Series A Warrants provide for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof should the Company issue common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants within one year of the issue date of the Series A Warrants.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by accreting the interest to principal, thereby increasing the number of shares of common stock into which the Notes are convertible. In July and October 2005, the Company issued an aggregate of approximately $164,000 and $168,000, respectively, of Secured 8% Convertible Notes that are convertible into an aggregate of 1,106,393 shares of common stock, in payment of quarterly interest (the "July and October 2005 Interest Notes"). On January 4, 2006, the Company issued an aggregate of approximately $168,000 of Secured 8% Convertible Notes that are convertible into approximately 562,000 shares of common stock in payment of quarterly interest (the "January 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and the July and October 2005 Interest Notes. The January 2006 Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005 and the July and October 2005 Interest Notes. The Company did not issue additional warrants in conjunction with the January 2006 Interest Notes. Refer to Note 12, Subsequent Events, for information regarding additional notes issued in payment of interest in April 2006.

During January 2006, two investors converted Notes in the face amount of $573,000 original principal plus approximately $42,000 in related Interest Notes into an aggregate of approximately 2,056,000 shares of the Company's common stock. Upon conversion, the Company wrote off to interest expense the proportional share of deferred offering costs (approximately $40,000) and note discount (approximately $452,000) attributable to the amount of the Notes converted. Refer to Note 12, Subsequent Events, for additional information regarding Note conversions in April 2006.

At April 4, 2005, the Company determined that, in addition to the anti-dilution provisions contained therein, the Notes included a beneficial conversion feature. As a result of the anti-dilution provisions, however, the Notes were not considered conventional convertible debt under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company further determined that the conversion feature is subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the fair value of the derivative was accounted for at inception as a discount to the face value of the Notes and a corresponding liability, and is required to be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At April 4, 2005, the date the Notes were issued, the Company valued the derivative at approximately $5,330,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.57%, a risk-free interest rate of 3.74%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the one-year term of the derivative. As a result of changes in the market price of the Company's stock between April 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's valuation of the derivative decreased to approximately $1,547,000, with the change in valuation being recorded as a credit to interest expense.

The July and October 2005 Interest Notes and the January 2006 Interest Notes each contain the same beneficial conversion and anti-dilution features included in the Notes that were treated as an embedded derivative. Similarly, the fair value of the July and October 2005 Interest Notes and the January 2006 Interest Note derivatives were accounted for at inception as a discount to the face value of the Interest Notes, respectively, and a corresponding liability, and are required to be marked to market at each balance sheet date, with the change in the fair value of the derivative being recorded as interest expense. At July 4, 2005, the date the July 2005 Interest Notes were issued, the Company valued that derivative at approximately $77,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.08%, a risk-free interest rate of 3.79%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the remaining term of the derivative. At October 4, 2005, the date the October 2005 Interest Notes were issued, the Company valued that derivative at approximately $68,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 105.57%, a risk-free interest rate of 4.09%, an expected dividend rate of 0.00%, and a 50% probability of completing an additional round of equity financing during the remaining term of the derivative. As a result of changes in the market price of the Company's stock between July 4, 2005 or October, 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's aggregate valuation of the derivatives decreased to approximately $47,000, with the change in valuation being recorded as a credit to interest expense. At January 4, 2006, the date the January Interest Notes were issued and when the market price of the Company's common stock was $0.17 per share, the Company valued that derivative at approximately $25,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.06%, a risk-free interest rate of 4.35%, an expected dividend rate of 0.00%, and a 25% probability of completing an additional round of equity financing during the remaining term of the derivative. The effective interest rate on the interest notes ranges from approximately 20% to 48% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and the term of the notes.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

Upon the January 2006 conversion of the Notes and Interest Notes, the Company reclassified the proportional share of the Note Derivative Liability of approximately $119,000 to additional paid-in capital.

As noted in the previous section regarding the 2005 Marr Credit Facility, effective February 22, 2006, the Company and Marr extended the period in which the Company may issue promissory notes under the 2005 Credit Facility until July 31, 2006. Based on the modification to the Credit Facility, the Company determined that it would intentionally not complete an additional round of financing prior to the April 3, 2006 expiration of the anti-dilution provisions of the Notes. Accordingly, the Company valued the derivatives attributable to the April 4, 2005 Notes and the Interest Notes at February 22, 2006, when the market price of its common stock was $0.21 per share, at approximately $1,874,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 107.64%, a risk-free interest rate of 4.69%, an expected dividend rate of 0.00%, and a 0% probability of completing an additional round of equity financing during the remaining term of the derivative. The Company recognized this adjustment to the fair value of the derivatives with a charge to interest expense of approximately $375,000, and reclassified the note derivative liability to equity, since it was determined that no anti-dilution shares would be issued and all other shares issuable upon conversion of the Notes and the Interest Notes had been registered for resale.

At April 4, 2005, the Company allocated the Note proceeds attributable to the fair value of the derivative described above to the derivative liability. In accordance with the provisions of EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the remaining Note proceeds of approximately $2,670,000 between the fair value of the Notes (determined without consideration of any anti-dilution or conversion features) and the fair value of the Series A Warrants and the Series B Warrants. The Company valued both the Series A Warrants and Series B Warrants at April 4, 2005 at $0.151 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 103.16%; and expected term of 2.5 years. The relative fair value of the Series A Warrants and Series B Warrants at April 4, 2005 was approximately $1,773,000, which the Company recorded as an additional discount to the Notes with a corresponding credit to additional paid-in capital. The one-year anti-dilution provision contained in the Series A Warrants reduces the exercise price but does not increase the number of shares issuable to the warrant holders. Accordingly, the Series A Warrants do not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, the Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19. The aggregate amount of the discount to the Notes at April 4, 2005 was approximately $7,103,000, which the Company is amortizing to interest expense using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes. The effective interest rate on these notes is approximately 142% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and the term of the notes. Upon conversion of any portion of the Notes or the Interest Notes, the Company writes off the proportional share of the remaining unamortized discount to interest expense.

The table below summarizes the components of interest expense for the first quarter of 2006 and 2005 (in thousands):

                                                                         2006         2005
                                                                       -------      -------
      Interest on debt instruments paid or payable in cash             $   (63)     $   (47)
                                                                       -------      -------

      Non-cash expense composed of:
         Accrued interest on 8% Convertible Notes (to be paid by
           issuing additional Notes)                                      (158)          --
         Amortization and proportional write-off upon conversion
           of note and debenture discounts and deferred offering        (1,170)          (8)
           costs
         Mark to market adjustment of derivative and anti-dilution
           obligations arising from the April 2005 financing              (375)          --
         Mark to market adjustment of anti-dilution obligations
           arising from the May and July 2004 equity financings             --         (182)
         Expense attributable to dividends on mandatorily
           redeemable Series A preferred stock                             (30)         (30)
                                                                       -------      -------
      Total non-cash items                                              (1,733)        (220)
                                                                       -------      -------

      Total interest expense                                            (1,796)        (267)

      Interest income                                                       --            7
                                                                       -------      -------

      Net interest expense                                             $(1,796)     $  (260)
                                                                       =======      =======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

(8)    Stockholders' Deficit

Stock grants

During the first three months of 2006, the Company issued stock grants for approximately 1,432,000 shares of its common stock to certain related parties and consultants under various agreements and recorded non-cash selling, general and administrative expense of approximately $288,000, net of $45,000 which had been accrued at December 31, 2005. Included in these grants are:
      o 1,000,000 shares awarded to the Company's Chairman under the terms of a letter agreement approved by the Compensation Committee of the Company's Board of Directors on January 4, 2006 pursuant to which the Chairman has served as the Company's interim Chief Executive Officer since October 3, 2005;
      o approximately 312,000 shares awarded to the Chairman in February 2006 in lieu of cash compensation to which he was entitled under the terms of the letter agreement for the period of October 2005 through January 2006; and
      o     approximately 120,000 shares awarded to a consultant for services.

The Company issued no warrants or options to consultants or vendors for services or products during the first quarter of 2006.

(9) Share Based Payments

The Company maintains stock compensation plans for its employees and directors which are described in Note 12, Incentive and Stock Option Plans, in the Notes to Consolidated Financial Statements in its 2005 Annual Report on Form 10-KSB filed with the SEC on March 31, 2006. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation, including stock options, in net income (loss). The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally is the same as the vesting period of the grant. All of the Company's stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation.

The Company adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed on a pro-forma basis in our previous filings. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R was not material. Following the provisions of the modified prospective method, the Company has not restated its consolidated statement of operations for periods prior to 2006 to reflect the adoption of SFAS 123R. Accordingly, the results reported in the statment of operations for the first quarter of 2006 are not directly comparable to the results for the same period of the prior year.

Under the provisions of SFAS 123R, the Company recorded approximately $52,000 of stock compensation expense in its statement of operations for the quarter ended March 31, 2006. The Company assumed an annual pre-vesting forfeiture rate of 7.75% in determining its stock compensation expense. The Company has not granted any stock options to employees since its adoption of SFAS 123R. The Company expects to utilize the Black-Scholes option pricing model for estimating the fair value of the stock compensation attributable to options granted after its adoption of SFAS 123R. In determining the inputs to the valuation model, the Company would assume a dividend yield of zero since it has never paid cash dividends and has no present intention to do so. It would estimate volatility based upon the historical volatility of its common stock over a period generally commensurate with the expected life of the options. The risk-free interest rate would be determined based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. The expected term of the option would be calculated using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for "plain vanilla" options. The Company generally grants options having a ten year contractual term to its employees and directors.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

SFAS 123R requires that the Company present pro forma information for the comparative period prior to its adoption as if it had accounted for all of its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on the Company's net loss per share if it had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the first quarter of 2005 (dollars in thousands, except per-share data).

                                                                  Quarter ended
                                                                 March 31, 2005
                                                                 --------------
Net loss, as reported                                            $       (3,318)
Add: Stock-based employee compensation expense included
  in reported net loss, net of related tax effects                          125
Less: Stock-based employee compensation expense determined
  under fair value based method for all awards, net of
  related tax effects                                                    (1,376)
                                                                 --------------
Pro forma net loss                                               $       (4,569)
                                                                 ==============
Net loss per share:
    As reported                                                  $        (0.02)
    Pro forma                                                    $        (0.03)

The assumptions used to determine the pro forma expense under the Black-Scholes option model for the three months ended March 31, 2005 under SFAS 123 were based on the following assumptions: expected dividend yield: 0%; expected volatility:
206.77%; expected term: 10 years; and risk-free interest rate: 4.3%. The Company accounted for forfeitures as they occurred in periods prior to 2006.

A summary of option activity for all of Company's stock option plans from December 31, 2005 through March 31, 2006 is as follows:

                                                               Weighted      Weighted        Aggregate
                                                                Average       Average        Intrinsic
                                                               Exercise      Remaining       Value at
                                                                 Price      Contractual      March 31,
                                               Options         per share    Term (years)       2006
                                             ------------    ------------   ------------   ------------
Options outstanding at December 31, 2005       27,390,879    $      0.551           7.99   $     12,500
Options granted                                        --              --
Options exercised                                 (80,000)          0.126
Options forfeited or expired                     (878,532)          0.313
                                             ------------

Options outstanding as of March 31, 2006       26,432,347    $      0.560           7.97   $     90,186
                                             ============

Options vested and exercisable as of
     December 31, 2005                         25,846,172    $      0.566           7.93   $     10,739
                                             ============

Options vested and exercisable as of March
     31, 2006                                  25,167,363    $      0.574           7.92   $     62,144
                                             ============

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock at March 31, 2006, $0.24 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price ("in-the-money-options"). The aggregate intrinsic value of options exercised on the dates the options were exercised was $11,920 and $101,155 for the three month periods ended March 31, 2006 and 2005 respectively.

At March 31, 2006, the expected compensation cost of options outstanding but not yet vested was approximately $140,000. The Company expects to recognize this cost over a weighted average period of 1 year. The Company recorded no income tax benefit for stock-based compensation arrangements for the three months ended March 31, 2006, as it has cumulative operating losses and has established full valuation allowances for its income tax benefits.

(10) Related Party Transactions

In October 2005, prior to the Company's acquisition of its 51% equity interest in Beijing Marr, Beijing Marr received an unsecured, non-interest-bearing advance of approximately $1,696,000 from Beijing Mobix, an affilate of Marr and Marr Asia. The proceeds of the advance were used by Beijing Marr in the acquisition of its manufacturing facility and other assets. The Company has reflected this advance as a current liability in its Condensed Balance Sheet at March 31, 2006.

In October 2005, Beijing Calypte received an unsecured, non-interest-bearing advance in the amount of $150,000 from Beijing Mobix. In November 2005, Beijing Calypte also received an unsecured, non-interest-bearing advance in the amount of $25,000 from its Executive Chairman. Beijing Calypte used each of these advances to fund payroll and other general corporate expenses. The Company has reflected these advances as current liabilities in its Condensed Balance Sheet at March 31, 2006.

(11) Contingencies

In January 2006, a complaint was filed by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the "Complainants") in the Superior Court of the State of California in and for the County of Los Angeles - Central District against the Company and certain of its current and former officers seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. In September 2002, the Company entered into a purchase agreement with Mercator Momentum Fund ("Mercator") pursuant to which Mercator committed to purchase debentures convertible into the Company's common stock in a number of tranches in the aggregate face value amount of $2,000,000 (the "Debentures"). Mercator assigned certain of its rights to purchase the Debentures to the Complainants, among others. The Complainants were entitled to purchase Debentures in an aggregate face value amount of $60,000 according to the terms of an agreement among Mercator, the Complainants and other parties purchasing rights to the Debentures (the "Transaction"). On August 25, 2003, prior to the closing of the Transaction, the Complainants delivered Notices of Conversion of their Debentures. The Company has attempted to honor the conversion of the Debentures as of the closing date of the Transaction, but the Complainants have refused to accept such conversion. On March 30, 2006, the Company filed a demurrer with respect to the complaints filed by the Complainants. A hearing in Los Angeles County Superior Court has been scheduled for May 25, 2006 regarding the demurrer. The Company believes that the claims made by the Complainants and the Complainants' request for money are unmeritorious and that the outcome of the lawsuit will not have a material adverse effect on its business, financial condition or results of operations.

In May 2006, the Company was notified that on March 15 2006, a complaint was filed in Beijing No. 1 Intermediate People's Court by Beijing Zhong Yang Pute Biomedical Tech. Corporation ("Zypute") against it seeking damages of approximately $350,000 relating to a distribution agreement dated October 10, 2002 (the "Distribution Agreement") and a Product Replacement and Donation Agreement signed March 25, 2004 (the "Replacement Agreement") between Zypute and the Company. Pursuant to the Distribution Agreement, Zypute was to assist the Company with the registration of its ELISA tests with the SFDA and the marketing and sale of its ELISA tests in China. The Company elected to terminate the Distribution Agreement pursuant to its terms, effective October 10, 2004, as Zypute had not performed its obligations under the Distribution Agreement. Zypute has since asked the Company to reimburse it for certain costs it incurred under the Distribution Agreement and Replacement Agreement. A hearing on this matter has been scheduled in Beijing No. 1 Intermediate Peoples' Court for November 16, 2006. The Company believes that the claim made by Zypute and Zypute's request for money are unmeritorious and that the outcome of this lawsuit will not have a material adverse effect on its business, financial condition or results of operations.

(12) Subsequent Events

Issuance of 8% Notes in payment of interest and Conversion of Notes
The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective April 4, 2006, the Company issued an aggregate of approximately $158,000 of Secured 8% Convertible Notes in payment of quarterly interest (the "April 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and on the July and October 2005 Interest Notes and the January 2006 Interest Notes (collectively, the "Interest Notes"). The April 2006 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the Interest Notes, except that they do not have anti-dilution provisions. The Company did not issue additional warrants in conjunction with the April 2006 Interest Notes. The anti-dilution provisions of the April 4, 2005 Notes and the Interest Notes and of the Series A Warrants issued in April 2005 expired on April 4, 2006 without being triggered.

During April 2006, one of the investors in the April 2005 Placement converted 8% Convertible Notes in the face amount of $2,000,000 original principal plus approximately $338,000 in Interest Notes into an aggregate of approximately 7,800,000 shares of the Company's common stock. Upon conversion, the Company wrote off to interest expense the proportional share of deferred offering costs and note discount attributable to the amount of the Notes converted.

Issuance of Promissory Notes under Marr 2005 Credit Facility
On March 31, 2006, the Company issued a $500,000 promissory note to Marr under the terms of the 2005 Credit Facility. The Company received the cash proceeds from the issuance of this note on April 6, 2006. On April 27, 2006, the Company issued a $500,000 promissory note to Marr under the amended terms of the 2005 Credit Facility and received the cash proceeds on April 28, 2006. Each of the promissory notes bears interest at a rate of 7% per annum and is payable in full on April 3, 2007.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
                                   (Unaudited)

Management Changes

On May 2, 2006, the Company's Board of Directors appointed Roger I. Gale as President and Chief Executive Officer. Mr. Gale had been servng in this role on an interim basis since October 2005.

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

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of May 11, 2006 and Calypte undertakes no duty to update this information. Should events occur subsequent to May 11, 2006 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 29 of this Form 10-QSB.

Overview and Outlook

Our primary focus is on the commercialization of our diagnostic test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood and oral fluid samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests"). Our longer-term plans also include the development of a second lateral flow platform design suitable for over-the-counter applications, including entry into the HIV rapid test market in the United States and capable of expanding our product line beyond HIV to a broader set of diagnostic tests for other sexually transmitted diseases.

In April 2005 we announced plans to restructure our business under which we have consolidated our operations and focused our capital resources on commercializing the rapid tests. Effective November 15, 2005, under the terms of an Asset Purchase and License Agreement (the "Agreement"), we sold our Legacy Business, our historical laboratory-based HIV-1 urine EIA and supplemental HIV-1 Western Blot serum and urine diagnostic tests, to Maxim Biomedical, Inc. ("Maxim"). We have classified our Legacy Business operations as a discontinued operation in the financial statements included in Part I, Item 1 in this Form 10-QSB.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

During the third quarter of 2005, we also transitioned our corporate administrative offices from California to Lake Oswego, Oregon, a suburb of Portland, near where our research and development operations are located. During the third quarter of 2005, we entered into an agreement to sublease our California offices through the July 2007 expiration of the lease on that facility.

Having completed the restructuring of our Legacy Business, we believe that we have significantly reduced our monthly operating burn rate as compared with historical levels. Consequently, however, the revenue stream from the Legacy Business products has also been eliminated, requiring us to rely on revenues from sales of the BED Incidence Test and the HIV-1/2 Rapid Tests internationally to pursue our business milestones and achieve profitability. We are now focusing on expediting the procedures necessary to commercialize the HIV-1/2 Rapid Tests and thereby begin the process of building the revenue stream necessary to support our operations and achieve our financial objectives of sustained profitable operations and increased stockholder value. There can, however, be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from the sale of the BED Incidence Test or the HIV-1/2 Rapid Tests or other new products that we may develop or market, or that we will achieve and sustain profitability and positive cash flows in the future.

Trends, Events and Uncertainties

Legacy Business During the first quarter of 2005, we recorded an aggregate of $665,000 in revenue, of which $626,000 or 94% was attributable to sales of our Legacy Business products that we have now classified as a discontinued operation. Effective with the sale of the Legacy Business to Maxim in November 2005, we have phased out sales of these products for our own account, eliminating both the revenue stream from and the costs associated with the manufacturing facilities supporting those products.

BED Incidence Test In April 2004, the United States Centers for Disease Control and Prevention ("CDC") granted us a worldwide, non-exclusive license to use technologies it had developed to manufacture and commercialize a serum enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that have occurred within approximately the last 6 months in a subject population. Sales of the Incidence Test began in the fourth quarter of 2004 and account for 72% of our sales in the first quarter of 2006.

Sales of the Incidence Test have increased approximately 67% compared to sales in the first quarter of 2005, primarily due to the start-up phase of 2005. Although Incidence Test sales posted continuing increases during the first three quarters of 2005, fourth quarter 2005 revenue from the sale of this test decreased by 30% compared to sales in the third quarter of 2005. Sales decreased by 66% in the first quarter of 2006 compared with sales in the fourth quarter of 2005. In February 2006, the CDC issued an Information Sheet: Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. addressing a December 2005 UNAIDS report regarding studies in Africa and Thailand indicating that the Incidence Test apparently over-estimated the incidence rate. The Information Sheet acknowledges that the assay may cause over-estimation under certain conditions, suggests expanding current protocols, and indicates that data derived from its use in certain international settings may not be appropriate. We believe that the test's design and use and the interpretation of its results will continue to evolve as public health agencies and the CDC gain experience with it. While we continue to believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and that it will remain a viable epidemiological surveillance test, there can be no assurance that the Incidence Test will achieve widespread acceptance, either in the United States or internationally.

We are also developing a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement (CRADA) with the CDC. We continue to view our collaborative relationship with the CDC as very significant and expect to jointly develop additional products.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Rapid Tests We expect that our future revenues will be derived primarily from the sale of our HIV-1/2 rapid diagnostic tests both to the professional and over-the-counter (OTC) markets, and potentially from the sales of diagnostic tests for other STDs. Our focus for the remainder of 2006 is concentrated on commercializing the HIV-1/2 rapid tests, initially in a dipstick-format and produced in Thailand, from which we believe we can source certain African, Middle East and Southeast Asian markets. We plan to supply the Chinese market with product manufactured locally, through our Chinese subsidiary, Beijing Marr. In all markets, commencement of rapid test sales is contingent upon the successful completion of clinical trials followed by the required regulatory approvals, coupled with successful technology transfer and scale-up of manufacturing operations.

In China, we have completed the clinical trials on our HIV rapid tests that were conducted by the National Center for AIDS/STD Control and Prevention of the Chinese CDC. The trials involved approximately 1,500 subjects. Based on the results of the trials, we have submitted our oral fluid HIV-1/2 test for approval. We filed our application in late 2005 and were informed that it had been formally accepted for evaluation by the Chinese State Food and Drug Administration ("SFDA") in early 2006. Like the U.S. FDA, the SFDA has a statutory limitation on responding to our submission. We expect to receive the initial response from the SFDA late in the second quarter or early in the third quarter of 2006. We do not know at this time whether the initial response will be an approval or a request for more information. In the United States, this is usually an iterative process.

Beijing Calypte, our 51%-owned joint venture with an affiliate of Marr Technologies BV, our largest stockholder, will manage the Chinese oral fluid test product launch. There are several large markets in China, such as those created by new laws requiring HIV testing of military recruits and university students as part of their admissions process, as well as a publicly-announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion person population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

Beijing Marr has existing manufacturing facilities that are in the process of being renovated and other assets necessary to manufacture our AwareTM line of HIV-1/2 rapid test products in China it purchased from Beijing Yaohua Bio-Technology Ltd. Our manufacturing equipment and personnel are on-site as we transfer our technology, renovate and prepare the facilities in anticipation of the approval of our AwareTM HIV-1/2 rapid oral fluid (OMT) diagnostic test by the SFDA. The renovations we are making to the facilities are required for us to renew our GMP certification, which will otherwise expire in June 2006. We anticipate that we will complete these renovations and our technology transfer in sufficient time to produce inventory with which to commence commercial sales upon approval of the OMT rapid test by the SFDA.

We have completed the regulatory approval process for our Aware HIV-1/2 BSP and OMT test in South Africa and Kenya. We are evaluating registration requirements for our rapid tests in India with the objective of commencing product evaluations shortly. We have begun to develop distribution channels and plan to conduct additional trials in several African countries. The clinical trial and regulatory approval process will be on-going. We are primarily targeting countries which have been selected for funding by PEPFAR, the $15 billion President's Emergency Plan for AIDS Relief, and currently have representation in more than half of them. While there are different regulations and customs in each foreign country, we believe that the regulatory process in the PEPFAR countries can generally be completed within a few months.

Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID and CDC. We have compiled the required data in terms of "manufacturer's claims" and independent trials for both our OMT and blood, serum and plasma HIV-1/2 rapid tests and we are actively pursuing a USAID waiver for those products. We believe that obtaining a USAID waiver is an important milestone in facilitating international sales of our rapid tests.

Financial Considerations

Our operating cash burn rate has been trending downward since 2004. The rate for the year ended December 31, 2005 declined to approximately $0.7 million per month from $1.1 million per month in 2004. Our consolidated operating cash burn rate for the first quarter of 2006 averaged approximately $0.5 million per month including the impact of our Chinese joint venture operations. Our domestic burn rate decreased, primarily as a result of the consolidation and restructuring of our business, including the discontinuation of our Legacy Business.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

During the first quarter of 2006, we incurred a net loss of $3.4 million, including a charge for $1.7 million in non-cash interest expense primarily attributable to the accounting for our convertible debt and related derivatives. At March 31, 2006, we had a working capital deficit of $4.9 million and our accumulated deficit was $157.3 million. Based upon our financial condition, which included $3.0 million working capital and $7.2 million stockholders' deficits, respectively, recurring losses and an accumulated deficit of $154 million at December 31, 2005, our independent accountants issued an opinion on our financial statements as of December 31, 2005 that cites substantial doubt about our ability to continue our business operations as a going concern. Although we have issued an aggregate of $4,500,000 of 7% Promissory Notes to Marr through April 2006 and have the right to issue an additional $1.0 million of such Promissory Notes, all of which are or would be due in April 2007 under the terms of the 2005 Credit Facility with Marr, the proceeds of such notes are insufficient to provide us with the liquidity required to fully attain our business milestones, achieve positive cash flow and meet our obligations when due. We do not believe that our current cash resources are sufficient to sustain our operations through 2006 without obtaining additional financing. There can be no assurance that additional financing will be available, or if it is available, that it will be on acceptable terms. Our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005 and under the 2005 Credit Facility with Marr may inhibit our ability to secure financing in the future. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our new products or that we will achieve and sustain profitability and positive cash flows in the future.

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

      o Revenue Recognition We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. Should changes in terms cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
      o Allowance for Doubtful Accounts We maintain an allowance for doubtful accounts on a specific account identification basis for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or regulatory issues with our products were raised, additional allowances may be required.
      o Inventory Valuation We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since we have historically incurred negative gross profit on an annual basis, and have had high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. At March 31, 2006 and December 31, 2005, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials, components and finished products.
      o Deferred Tax Asset Realization We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.
      o Classification of Financial Instruments with Characteristics of both Liability and Equity We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity. We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately. We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our detemination of the appropriate classification.
      o Stock option compensation Effective January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") using the modified prospective method and, accordingly, have not restated prior periods' results for the adoption of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate, which results in recognizing compensation expense for only those awards expected to vest over the service period of the award. Prior to adopting SFAS 123R, we accounted for share-based payments under APB 25 and, accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

            We estimate the fair value of options granted using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires inputs into the model of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. Although we did not grant any stock options during the first quarter of 2006, we plan to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla" options. We estimate the volatility of our common stock at the date of grant based on its historical volatility. In addition, we are required to estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest. We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, we are likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods

Results of Operations

The following represents selected financial data (in thousands):

                                                        Three months ended
                                                            March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

Total revenue                                      $         91    $         39
Product costs                                                60              10
                                                   ------------    ------------

   Gross Margin                                              31              29

Operating expenses:
   Research and development                                 523             762
   Selling, general and administrative                    1,290           1,414
                                                   ------------    ------------
     Total operating expenses                             1,813           2,176
                                                   ------------    ------------

   Loss from operations                                  (1,782)         (2,147)

Interest income (expense), net                           (1,796)           (260)
Minority interest in losses of consolidated
  joint ventures                                            153              --
Other expense, net                                           20             (27)
                                                   ------------    ------------

   Loss from continuing operations before
   income taxes                                    $     (3,405)   $     (2,434)
                                                   ============    ============

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Results of Operations

Three months ended March 31, 2006 and 2005

Our revenue from continuing operations for the first quarter of 2006 totaled $91,000 compared with $39,000 for the first quarter of 2005, an increase of $52,000 or 133%. In the first quarter of 2005, we also recorded $626,000 in revenue attributable to sales of our Legacy Business products. The revenues and costs attributable to the Legacy Business have been classified as discontinued operations upon the sale of the business in November 2005 and, accordingly, are not discussed here.

Sales of our BED incidence test began in the fourth quarter of 2004 and accounted for 100% of our first quarter 2005 sales from continuing operations and approximately 72% of our first quarter 2006 sales. The balance of our revenue for the first quarter of 2006 is from sales of our HIV-1/2 OMT OTC rapid test to our Middle East distributor.

Three customers accounted for approximately 88% of our first quarter 2006 revenue. Two customers purchasing the BED Incidence Test, the Chinese CDC and the US CDC Zambia project, accounted for approximately 33% and 27%, respectively, of first quarter revenues. Our distributor for the Middle East, Joseph & Gionis, purchased OMT rapid tests that accounted for approximately 28% of first quarter 2006 revenue. In the first quarter of 2005, two customers accounted for approximately 78% of our Incidence Test sales, one international customer purchasing approximately 49% of the total and one domestic customer purchasing approximately 29% of the total.

Gross margin decreased from 74% of sales in the first quarter of 2005 to 34% in the first quarter of 2006. The decrease relates to the difference in product mix and the significantly higher royalty rate, including certain annual minimum payments expensed in the first quarter of 2006, attributable to rapid test sales compared to Incidence Test sales. In the first quarter of both 2006 and 2005, royalty and margin rates are not typical of expected future results because of the minor amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimums, must be allocated. Further, in 2005 for the BED Incidence test and in 2006 for the OMT rapid tests, product costs are based on pilot-plant-sized production lots, and do not reflect the economies of scale that we expect to achieve in commercial scale operation.

Research and development costs decreased by $239,000 or 31%, from $762,000 in 2005 to $523,000 in 2006. The decrease primarily reflects the elimination of our former R&D staff and related operations at our former Rockville, Maryland facility as a result of our business restructuring in the second quarter of 2005. We continued to incur travel and other costs related to the transfer of our manufacturing technology to Thailand and China and for various international clinical trials of our rapid tests during the first quarter of 2006. Offsetting the decrease attributable to the restructuring is $156,000 of research and development expense related to our rapid tests and incurred in our Chinese joint ventures which were not consolidated in 2005.

Selling, general and administrative costs decreased by $124,000 or 9%, from $1,414,000 in 2005 to $1,290,000 in 2006. The primary components of the decrease include the following:

      o a decrease of approximately $237,000 in marketing consulting expenses;
      o a decrease of approximately $155,000 in salary and benefits expenses related to the 2005 business restructuring and senior management positions which have been vacant during the first quarter of 2006;
      o a decrease of approximately $169,000 in investor relations and public company expenses; and
      o     a decrease of approximately $50,000 in travel expenses, offset by
      o an increase in general and administrative consultant expenses of approximately $362,000, of which $265,000 relates to non-cash expense for the services of our interim Chief Executive Officer during 2006; and
      o $208,000 of general and administrative expenses incurred by our Chinese joint ventures which were not consolidated in 2005.

Our loss from operations for the first quarter of 2006, at $1,782,000, reflects a 17% decrease compared with the $2,147,000 loss reported for the first quarter of 2005.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We recorded net interest expense of $1,796,000 for the first quarter of 2006 compared with $260,000 of net interest expense in the first quarter of 2005 principally due to the accounting for the derivative and anti-dilution obligations of our 2005 convertible note financing which were required to be adjusted to their fair value at each balance sheet or other measurement date, with the change in value being recognized in interest expense.

The table below summarizes the components of interest expense (in thousands):

                                                                                                (Increase/)
                                                                    2006           2005           decrease
                                                                ------------   ------------    ------------
Interest on debt instruments paid or payable in cash            $        (63)  $        (47)   $        (16)
                                                                ------------   ------------    ------------

Non-cash expense composed of:
   Accrued interest on 8% Convertible Notes (to be paid by
     issuing additional Notes)                                          (158)            --            (158)
   Amortization and proportional write-off upon conversion of
     note and debenture discounts and deferred offering costs         (1,170)            (8)         (1,162)
   Mark to market adjustment of derivative and anti-dilution
     obligations arising from the April 2005 financing                  (375)            --            (375)
   Mark to market adjustment of anti-dilution obligations
     arising from the May and July 2004 equity financings                 --           (182)            182
   Expense attributable to dividends on mandatorily
     redeemable Series A preferred stock                                 (30)           (30)             --
                                                                ------------   ------------    ------------
Total non-cash items                                                  (1,733)          (220)         (1,513)
                                                                ------------   ------------    ------------

Total interest expense                                                (1,796)          (267)         (1,529)

Interest income                                                           --              7              (7)
                                                                ------------   ------------    ------------

Net interest expense                                            $     (1,796)  $       (260)   $     (1,536)
                                                                ============   ============    ============

Liquidity and Capital Resources

Financing Activities

In April 2005, we concluded an $8 million convertible note financing and entered into a $5.5 Million Credit Facility with Marr as described in Note 7 of the unaudited condensed consolidated financial statements.

We do not believe that our current cash and borrowing capacity is sufficient to meet our operating requirements and permit us to take advantage of strategic opportunities as they occur into 2006. We will need to arrange additional equity-based financing in 2006 to fund our operations and make the investments necessary to continue to execute our business plan. On a longer-term basis, we must achieve profitability and sustainable cash flows for our business model to succeed. If sufficient funds are not available from our operations to fund our operations and to enable us to execute our business plan or to repay amounts that may be due under our recent financing arrangements, we may need to arrange additional financing, attempt to extend or otherwise modify the terms of the financing arrangements or make other arrangements. There can be no assurance that we will be able to do this. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our potential new products, including our rapid tests. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our new rapid tests, protection of intellectual property rights, costs of developing our new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing, obtain regulatory approvals for our new products, market acceptance of our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and our ability to raise additional capital in a timely manner. Management expects that we will be able to raise additional capital; however, we may not be able to obtain additional financing on acceptable terms, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Operating Activities

During the quarters ended March 31, 2006 and 2005 we used cash of $1.5 million and $2.4 million, respectively, in our operations. In both periods, the cash used in operations was primarily for research, development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses. In the first quarter of 2006, we also used cash in the research and development and administrative operations of our Chinese joint ventures, which were not consolidated in 2005. In the first quarter of 2005, we also used cash in manufacturing our Legacy Business products.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments ("FAS
155). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133,
(iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for years beginning after September 15, 2006. We have not yet determined what impact this statement will have on our results of operations or financial position.

In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), a replacement of APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 became effective for accounting changes and corrections of errors made in our fiscal year beginning on January 1, 2006. The adoption of FAS 154 has not had a material impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment Of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 became effective for us at the beginning of our 2006 fiscal year. The adoption of SFAS 151 has not had a material impact on our results of operations or financial position.

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

We do not believe that our cash on hand at March 31, 2006 of $239,000 and the availability of an additional $2,000,000 under the terms of the 2005 Marr Credit Facility Agreement will be adequate to sustain our operations at expected levels through 2006. Furthermore, the notes we have issued through March 31, 2006 and any subsequent notes we may issue under the 2005 Marr Credit Facility Agreement, as well as any unconverted 8% Senior Convertible Notes, totaling $7,806,000 at March 31, 2006, must be repaid on April 3, 2007. We believe we will need to arrange additional equity-based financing to fund our operations and make the investments necessary to continue to execute our business plan in 2006. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.

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

As of March 31, 2006 our domestic trade accounts payable totaled $1.3 million, of which approximately $1.2 million was over sixty days past due. Further, we currently have a number of cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the quarter ended March 31, 2006 was $3.4 million and for the and year ended December 31, 2005 was $8.8 million. Our accumulated deficit at March 31, 2006 was $157 million. We expect operating losses to continue through 2006, as we complete the commercialization of our rapid tests, complete our international technology transfers, and conduct additional research and development and clinical trials for current and potential new products.

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

Under the terms of our outstanding 8% Senior Convertible Notes and warrants (the "April 2005 Private Placement") and in connection with the 2005 Marr Credit Facility, we registered for resale approximately 73 million shares of our common stock, of which approximately 10 million shares have been issued at May 11, 2006 and an additional 17 million shares may be issued immediately upon the conversion of our 8% Convertible Notes, approximately 39 million shares may be issued upon the exercise of our Series A Warrants and Series B Warrants, and the remaining 7 million shares may be issued under fee agreements or as interest on the Notes. Upon the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. The issuance of such shares would increase by approximately 40% the number of shares currently outstanding, essentially all of which are also registered and freely tradable. If investors in the April 2005 Private Placement or other investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms, if and when that becomes necessary.

From inception through May 11, 2006, we have issued approximately 192.8 million shares of our common stock and raised approximately $149 million. We have 800 million shares authorized for issuance. After considering the share reserves required for the April 2005 Private Placement and other financings, we have the ability to issue in excess of 400 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we expect to continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2005, we issued approximately 0.7 million shares and approximately 1.6 million options at market in payment of consulting services. In the first quarter of 2006, we issued approximately 1.4 million shares in payment of consulting and other services. In addition to the potential dilutive effect of issuing a large number of shares or options, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock.

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.13 per share and as high as $0.35 per share in the twelve months ended March 31, 2006. We believe that some of the factors leading to the volatility include:

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                          Risks Related to Our Business

We May Not Be Able to Retain and/or Attract Key Executives and Other Personnel.

As a result of the restructuring plan we implemented in 2005, a number of our key executives and senior administrative, marketing, quality systems and research and development personel and staff left the company rather than transition to the new operation in Oregon when we closed our Rockville and Pleasanton facilities. Further, two of our senior executives resigned in late 2005 and the Chairman of our Board of Directors served as interim Chief Executive Officer through April 2006. As a small company, our success depends on the services of key employees in these positions. Our inability to replace or attract key employees in certain positions as a result of our financial condition or for other reasons could have a material adverse effect on our operations.

We Have Historically Depended for Our Revenues Upon the Viability of Our ELISA Products - the HIV-1 Urine-Based Screening Test and the Urine and Blood Based Supplemental Tests - Which We Have Sold.

We sold our HIV-1 urine-based screening test and urine and blood-based supplemental tests as a part of our restructuring plan and will not derive any revenue from the sale of these products in the future. We have the HIV-1 BED Incidence Test available for sale, but we have little experience marketing that test and no experience marketing our rapid tests that are currently being commercialized. Further, there has been recent concern that the BED Incidence Test apparently over-estimates the incidence rate based on studies conducted in Thailand and Africa. The CDC has issued an Information Sheet acknowledging that the assay may cause over-estimation under certain conditions and suggests expanding current protocols. The Information Sheet notes, "[T]he [Incidence Test] in combination with the appropriate estimator is the preferred approach to calculating incidence of HIV infection in the U.S...in the context of a case-based surveillance system where additional clinical and epidemiological information is available for interpretation and estimation. It may be less successful in a specimen-based system where these critical data cannot be ascertained." Although we believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and expect that the process of refining its applications will continue as its use expands, there can be no assurance that the Incidence Test will achieve widespread acceptance, either in the United States or internationally.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We Have No Experience Marketing a Rapid Test.

We have no experience marketing and selling rapid test products. Our success depends upon alliances with third-party international distributors and joint venture partners and upon our ability to penetrate expanded markets with such distributors and partners. There can be no assurance that:

      o our international distributors and joint ventures will successfully market our products;

      o our future selling efforts will be effective, as we have not yet introduced either an HIV-1/2 product or a rapid point of care test, both of which are necessary in many areas of the world;

      o we will obtain market acceptance in the medical or public health community, including government and humanitarian funding sources critical in many international markets, which are essential for acceptance of our products; or

      o if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Having completed our restructuring plan, we must now rely on revenues to be generated from sales of our current or planned incidence and rapid tests, largely to international distributors and/or joint ventures. We believe that our alternative fluid-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. To date, however, sales to international customers have resulted in relatively insignificant revenues. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the United States. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets, including HIV-1/2 rapid tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets. The following risks may limit or disrupt the success of our international efforts:

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

      o     establishing market awareness; and

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We have established joint ventures in China with an entity related to our largest stockholder through which we plan to manufacture and sell our products. Our business in China is subject to political or economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past decade, the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization. The Chinese government may choose to end these policies or alter them significantly to our detriment with little, if any, notice.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 3. Controls and Procedures-

Our management, with the participation of our principal executive officer ("CEO") and principal financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the "Controls Evaluation") as of March 31, 2006.

Limitations on the Effectiveness of Controls. Our CEO and CFO do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We recorded only minimal revenue from the sale of the Incidence Test and our rapid tests in the current reporting period and have realized only limited revenues from the sale of our Legacy Business products prior to their discontinuation. While the Controls Evaluation has considered such limited sales and revenue, new or additional controls may or may not be required once we begin selling our rapid tests in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of certain persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence selling our rapid tests or other products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the issuer's CEO and CFO, to allow timely decisions regarding required disclosure. Based on their evaluation, as described in Item 8A "Controls and Procedures" in our Annual Report on Form 10-KSB filed with the SEC on March 31, 2006, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Effective January 1, 2006, we have began consolidating our interests in Beijing Calypte and Beijing Marr. We have concluded that the disclosure controls and procedures for our consolidated entity are currently not effective and we are evaluating and implementing procedures to remediate the deficiencies.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

                            Item 1. Legal Proceedings

In January 2006, a complaint was filed by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the "Complainants") in the Superior Court of the State of California in and for the County of Los Angeles - Central District against us and certain of our current and former officers seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. In September 2002, we entered into a purchase agreement with Mercator Momentum Fund ("Mercator") pursuant to which Mercator committed to purchase debentures convertible into our common stock in a number of tranches in the aggregate face value amount of $2,000,000 (the "Debentures"). Mercator assigned certain of its rights to purchase the Debentures to the Complainants, among others. The Complainants were entitled to purchase Debentures in an aggregate face value amount of $60,000 according to the terms of an agreement among Mercator, the Complainants and other parties purchasing rights to the Debentures (the "Transaction"). On August 25, 2003, prior to the closing of the Transaction, the Complainants delivered Notices of Conversion of their Debentures. We have attempted to honor the conversion of the Debentures as of the closing date of the Transaction, but the Complainants have refused to accept such conversion. On March 30, 2006, we filed a demurrer with respect to the complaints filed by the Complainants. A hearing in Los Angeles County Superior Court has been scheduled for May 25, 2006 regarding the demurrer. We believe that the claims made by the Complainants and the Complainants' request for money are unmeritorious and that the outcome of the lawsuit will not have a material adverse effect on our business, financial condition or results of operations.

In May 2006, we were notified that on March 15 2006, a complaint was filed in Beijing No. 1 Intermediate People's Court by Beijing Zhong Yang Pute Biomedical Tech. Corporation ("Zypute") against us seeking damages of approximately $350,000 relating to a distribution agreement dated October 10, 2002 (the "Distribution Agreement") and a Product Replacement and Donation Agreement signed March 25, 2004 (the "Replacement Agreement") between Zypute and us. Pursuant to the Distribution Agreement, Zypute was to assist us with the registration of our ELISA tests with the SFDA and the marketing and sale of our ELISA tests in China. We elected to terminate the Distribution Agreement pursuant to its terms, effective October 10, 2004, as Zypute had not performed its obligations under the Distribution Agreement. Zypute has since asked us to reimburse it for certain costs it incurred under the Distribution Agreement and Replacement Agreement. A hearing on this matter has been scheduled in Beijing No. 1 Intermediate Peoples' Court for November 16, 2006. We believe that the claim made by Zypute and Zypute's request for money are unmeritorious and that the outcome of this lawsuit will not have a material adverse effect on our business, financial condition or results of operations.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Unregistered sales of securities and use of proceeds

The following tables summarize our issuance of securities for the most recent three years. All proceeds have been used for general corporate purposes and to facilitate the development and commercialization of our rapid HIV diagnostic tests.

          SUMMARY OF RECENT FINANCINGS - SEPTEMBER 2002 TO MAY 11, 2006

                                                                        Total
                                              Gross         Net         Shares
Financing Source                             Proceeds     Proceeds      Issued
----------------                            ----------   ----------   ----------
Mercator 12% and 10% Debentures             $    4,550   $    3,650     37,529.5
Marr 2003 Private Placements                    12,500       11,900     28,333.3
May 2004 PIPE (1)                                9,300        8,769     29,353.1
July 2004 PIPE (2)                               1,488        1,384      4,696.5
April 2005 8% Convertible Notes
   and Warrants (3)                              8,000        7,667     10,438.0
                                            ----------   ----------   ----------

  Total                                     $   35,838   $   33,370    110,350.4
                                            ==========   ==========   ==========

      (1) Shares issued includes 6,103,125 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

      (2) Shares issued includes 976,501 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

      (3) We have issued 9,166,667 shares upon the conversion of $2,750,000 face amount of the 8% Convertible notes, excluding interest, and no shares upon the exercise of the warrants. The remaining notes are convertible at $0.30 per share into an aggregate of 17,500,000 shares of common stock; the Series A warrants are currently exercisable at $0.325 per share to purchase an aggregate of 26,666,667 shares of common stock and the Series B warrants are currently exercisable at $0.325 per share to purchase an aggregate of 12,000,000 shares of common stock. We have issued an aggregate of $661,000 face amount of 8% Convertible Notes in payment of interest in July and October 2005 and January and April 2006. These notes are convertible into approximately 2.2 million shares of our common stock, of which approximately 1.3 million shares have been converted.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

          DETAIL OF RECENT FINANCINGS - SEPTEMBER 2002 TO MAY 11, 2006

                                                                                                   Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date          Price         Redeemed (2)
------------                              ----------     --------      --------    -----------     -------        ------------
Mercator 12% and 10% Debentures (3)

12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2,000        85% of the      $ 550     $345 (5)        9/12/02         $3.00       4,866.4(4)/$550
total commitment) (3)                       average of
                                          the 3 lowest
Mercator assigned its rights to:               trading
   Alpha Capital AG                         prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                    the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                         trading days
   Goldplate Investment Partners             preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)             conversion        570          570         9/1/03        $0.498         5,181.8/ $570
                                                            -----        -----
                                                   (7)      1,870        1,665
   Dr. Khalid Ahmed                                            50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                                20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc. (3)                                       20           20        10/2/03        $1.310                    --
   Southwest Resource Preservation
     Inc. (3)                                                  40           40        10/2/03        $1.310
                                                           ------       ------                                   ----------------
                                                           $2,000       $1,795                                   18,199.8/ $1,940
                                                           ------       ------                                   ----------------

Mercator Momentum Fund, L.P.                80% of the       $300         $260       10/22/02         $3.90         0/ $300 (7)
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not less
                                            than $1.50

Mercator Momentum Fund L.P.  (10)           70% of the       $300         $245        4/29/03        $0.825       3,475.7/ $300
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $1.20

Mercator warrant                             $3.00 per         $0           $0       10/22/02         $3.90                   0
                                                 share

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                   Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date          Price         Redeemed (2)
------------                              ----------     --------      --------    -----------     -------        ------------
10% Convertible Debentures

Mercator Focus Fund, L.P. (9)               80% of the     $1,000     $510 (6)        1/14/03         $1.92     7,941.1/ $1,000
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00

Mercator Momentum Fund, L.P. (9)            80% of the       $450         $440        1/30/03         $1.86       2,857.7/ $450
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00
Mercator Focus Fund, L.P. (9)                                $400                     3/13/03         $1.47       3,428.9/ $400
 Mercator Momentum Fund III, L.P.           65% of the        100                                                 1,626.3/ $100
                                            average of       ----                                                 -------------
                                          the 3 lowest       $500         $400                                    5,055.2/ $500
                                               trading       ----         ----                                    -------------
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $2.10
   Total Mercator Debentures                               $4,550       $3,650                                   37,529.5/ $4,490
                                                           ======       ======                                   ================

Marr Private Placements

PIPE at $0.30 per share
Marr Technologies B.V. (8)(10)              $0.30 per       $2,500     $2,300        8/1/03          $0.152             8,333.3
                                                share
PIPE at $0.50 per share
Marr Technologies B.V. (8)(10)              $0.50 per      $10,000     $9,600        9/1/03          $0.498            20,000.0
                                                share      -------     ------                                          --------
 Total Marr Private Placements                             $12,500    $11,900                                          28,333.3
                                                           =======    =======                                          ========

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                                                                                   Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date          Price         Redeemed (2)
------------                              ----------     --------      --------    -----------     -------        ------------
May 2004 Private Placement

 PIPE at $0.40 per share (11)(13)               Units
    SF Capital Partners LP                  issued at       $4,000        $3,720       5/28/04        $0.50           12,625.0
    Marr Technologies BV                       $0.40,        3,000         2,910       5/28/04        $0.50            9,468.8
    Proximity Fund LP                       including          500           465       5/28/04        $0.50            1,578.1
    Proximity Partners LP                      shares          500           465       5/28/04        $0.50            1,578.1
    MTB Small Cap Growth Fund              and 5 year          500           465       5/28/04        $0.50            1,578.1
    MTB Multi Cap Growth Fund                 warrant          500           465       5/28/04        $0.50            1,578.1
    Bridges & PIPES LLC                   exercisable          300           279       5/28/04        $0.50              946.9
                                         at $0.50 per       ------       -------                                      --------
       Total May 2004 PIPE                      share       $9,300       $ 8,769                                      29,353.1
                                                            ======       =======                                      ========

July 2004 Private Placement

 PIPE at $0.40 per share (11)(13)               Units
    Sunrise Equity Partners, L.P.           issued at        $ 750          $698        7/9/04       $0.615            2,367.2
    Amnon Mandelbaum                           $0.40,           80            74        7/9/04       $0.615              252.5
    David I. Goodfriend                     including            8             7        7/9/04       $0.615               25.3
    TCMP3 Partners                             shares          150           140        7/9/04       $0.615              473.4
    United Capital Partners, LLC           and 5 year          500           465        7/9/04       $0.615            1,578.1
                                              warrant      -------       -------                                       -------
       Total July 2004 PIPE               exercisable      $ 1,488       $ 1,384                                       4,696.5
                                         at $0.50 per      =======       =======                                       =======
                                                share

April 2005 Secured 8% Convertible
Notes and Warrants (12)
    SF Capital Partners Ltd.                    Notes      $ 4,000        $3,720        4/4/05        $0.27        7,791.8/$2,000
    Marr Technologies BV                  convertible        2,800         2,800        4/4/05        $0.27             - /     -
    Morningtown Limited                  at $0.30 per          450           450        4/4/05        $0.27             - /     -
    Smithfield Fiduciary LLC               share plus          500           465        4/4/05        $0.27        1,759.7/$  500
    Iroquois Master Fund Ltd.                  5 year          250           232        4/4/05        $0.27          886.5/$  250
                                             warrants      -------       -------                                  ---------------
                                          exercisable      $ 8,000       $ 7,667                                  10,438.0/$2,750
                                            at $0.325      =======       =======                                  ===============
                                            per share

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

      (3) At May 11, 2006, the holders have converted all but $60,000 of principal of the convertible debentures issued to Mercator or its assignees since September 2002. Based on current market prices, we estimate that we would be required to issue approximately 0.5 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders claim an earlier transaction date with respect to a conversion of the debentures, which we dispute. Assuming immediate conversion at the earlier, disputed transaction date, the number of shares of common stock issuable would be an aggregate of approximately 0.6 million. While reserving our rights with respect to the number of shares calculated as issuable based on the disputed transaction date, we registered that number of shares of Common Stock in our June 15, 2004 registration statement pending resolution of the dispute. See Legal Proceedings in Part II, Item 1 of this Form 10-QSB for additional information.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

      On November 30, 2005, when the market price of our common stock was $0.16, we and Marr amended the 2005 Credit Facility to extend the term under which we may issue promissory notes from December 31, 2005 until April 3, 2006. The interest rate for promissory notes issued under the amendment was lowered to 7% per annum from 9% per annum. The term of any promissory notes issued under the amendment was extended so that such promissory notes will become due on April 3, 2007, instead of the later of twelve months from the issuance date or May 31, 2006. The issuance of promissory notes under the terms of the amendment now requires approval by a majority of a quorum of our Board of Directors, instead of the entire Board of Directors. We granted to a Marr a security interest in our assets, up to an aggregate maximum of $6,000,000, to secure the repayment of monies borrowed under the terms of the amended agreement. We may use the proceeds from the issuance of promissory notes under the amended agreement for general corporate purposes, including investments in our international subsidiaries. Through March 31, 2006, we have issued promissory notes having an aggregate face value of $3.5 million under the amended terms of the 2005 Credit Facility.

Warrants, Options and Stock Grants

Since January 2003, we have entered into and/or extended various contracts and agreements with consultants and others who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. We have obtained various services under these arrangements, including legal, financial, business advisory, and other services. We have, from January 2003 through March 31, 2006, issued approximately 14.9 million shares of our common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 7.9 million shares were issued during 2003, 1.7 million shares were issued in 2004, 3.9 million shares were issued in 2005 and 1.4 million shares were issued in the first quarter of 2006.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

During 2005, we issued an aggregate of 695,972 shares of our common stock at prices ranging from $0.13 to $0.31 per share to four consultants under the terms of their agreements. Additionally, we issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 1,629,365 shares of our common stock at prices between $0.14 and $0.34 per share as partial compensation for these services. In September 2005, one of the consultants exercised its options to purchase 857,143 shares of our common stock and we received proceeds of $120,000. Additionally, in February 2005, we granted options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share to our Chairman of the Board of Directors pursuant to a consulting contract under which he provided certain strategic and advisory services through July 31, 2005. In January 2005, our former executive chairman exercised previously issued and vested options to purchase 1,625,000 shares of our common stock in the amount of the $520,000.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

During the first quarter of 2006, we issued an aggregate of 120,089 shares of our common stock as compensation under a consulting contract at prices ranging from $0.16 to $0.21 per share, based on the then-current market price of our stock. During April and May 2006, we issued an additional 71,591 shares of our common stock at prices ranging from $0.20 to $0.22 per share as compensation under this consulting contract. Also during May 2006, when the market price of our common stock was $0.20 per share, we issued 270,000 shares of our common stock to a service provider assisting us with our public company obligations.

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

Intellectual Property and Equipment Purchase Using Stock

On September 30, 2004, when the market price of our common stock was $0.39 per share and pursuant to Regulation S, we entered into a License Agreement and Technology Transfer Agreement (the "License Agreement") pursuant to which we were required to pay an aggregate of 1,232,840 Euros (approximately US $1,500,000) in either our common stock or cash to acquire certain licenses and manufacturing equipment. On September 30, 2004, we issued to the licensor 1,172,205 restricted shares of our common stock having a value of approximately $469,000, representing approximately $373,000 attributable to the technology license and approximately $96,000 attributable to the equipment purchase. We included these shares in a registration statement that became effective on December 29, 2004. We have paid the subsequent installments in cash.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the first quarter of 2006.

Item 5. Other information - Subsequent Events

Issuance of 8% Notes in payment of interest and Conversion of Notes
The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective April 4, 2006, we issued an aggregate of approximately $158,000 of Secured 8% Convertible Notes in payment of quarterly interest (the "April 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and on the July and October 2005 Interest Notes and the January 2006 Interest Notes (collectively, the "Interest Notes"). The April 2006 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the Interest Notes, except that they do not have anti-dilution provisions. We did not issue additional warrants in conjunction with the April 2006 Interest Notes. The anti-dilution provisions of the April 4, 2005 Notes and the Interest Notes and of the Series A Warrants issued in April 2005 expired without being triggered on April 4, 2006.

During April 2006, one of the investors in the April 2005 Placement converted 8% Convertible Notes in the face amount of $2,000,000 original principal plus approximately $338,000 in Interest Notes into an aggregate of approximately 7,800,000 shares of our common stock. Upon conversion, we wrote off to interest expense the proportional share of deferred offering costs and note discount attributable to the amount of the Notes converted.

Issuance of Promissory Note under Marr 2005 Credit Facility
On March 31, 2006, we issued a $500,000 promissory note to Marr under the terms of the 2005 Credit Facility. We received the cash proceeds from the issuance of this note on April 6, 2006. On April 27, 2006, we issued a $500,000 promissory note to Marr under the amended terms of the 2005 Credit Facility and received the cash proceeds on April 28, 2006. Each of the promissory notes bears interest at a rate of 7% per annum and is payable in full on April 3, 2007.

Management Changes

On May 2, 2006, our Board of Directors appointed Roger I. Gale as President and Chief Executive Officer. Mr. Gale had been servng in this role on an interim basis since October 2005.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K filed during the first quarter of 2006 and thereafter through May 11, 2006:

      Form 8-K/A (No. 1) regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers- filed January 10, 2006 - Announcing the terms of a January 4, 2006 letter agreement between the Company and Roger I. Gale outlining the terms and compensation of Mr. Gale's service as the Company's interim Chief Executive Officer.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

      Form 8-K regarding Item 1.01 Entry into a Material Definitive Contract and Item 7.01 Regulation FD Disclosure - filed March 30, 2006 - Announcing the Company's acquisition of a 51% interest in Beijing Marr Bio-Pharmaceutical Co., Ltd., a wholly foreign-owned entity existing under the laws of the People's Republic of China, including the Company's press release dated March 30, 2006.

      Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers-filed May 8, 2006 - Announcing the appointment of Roger I. Gale as Chief Executive Officer, including the Company's press release dated May 8, 2006.

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

                                              CALYPTE BIOMEDICAL CORPORATION
                                              ------------------------------
                                              (Registrant)

Date: May 15, 2006                            By: /s/ Theodore R. Gwin
                                                  --------------------------

                                              Theodore R. Gwin
                                              Chief Financial Officer
                                              (Principal Accounting Officer)