Form 10QSB
period 2006-06-30
CALYPTE BIOMEDICAL CORP
filed 2006-08-07
CIK 899426

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

                  For the quarterly period ended June 30, 2006

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission file number: 000-20985

                         CALYPTE BIOMEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                06-1226727
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

      The registrant had 218,050,791 shares of common stock outstanding as of August 3, 2006.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information

      Item 1    Consolidated Financial Statements (unaudited):

                Condensed Consolidated Balance Sheets as of
                June 30, 2006 and December 31, 2005                            3

                Condensed Consolidated Statements of Operations
                for the Three and Six Months Ended June 30, 2006 and 2005      4

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2006 and 2005                                   5

                Notes to Condensed Consolidated Financial
                Statements                                                     7

      Item 2    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     23

      Item 3    Controls and Procedures                                       50

PART II. Other Information

      Item 1    Legal Proceedings                                             51

      Item 2    Unregistered Sales of Securities and Use of Proceeds          52

      Item 4    Submission of Matters to a Vote of Security Holders           63

      Item 5    Other Information - Subsequent Events                         63

      Item 6    Exhibits and Reports on Form 8-K                              64

SIGNATURES                                                                    65

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                  June 30,   December 31,
                                                                                                    2006         2005
                                                                                                  ---------    ---------

                                                                                                 (Unaudited)    (Note 1)
                                             ASSETS
Current assets:
      Cash and cash equivalents                                                                   $     157    $     492
      Accounts receivable, net of allowance of $11 and $17 at June 30, 2006 and December 31,
         2005, respectively                                                                               2           53
      Inventory, net                                                                                    170          147
      Prepaid expenses                                                                                  164          233
      Deferred debt issuance costs, net of accumulated amortization of $595 and $391 at
         June 30, 2006 and December 31, 2005, respectively                                              262          620
      Other current assets                                                                                2            5
                                                                                                  ---------    ---------

            Total current assets                                                                        757        1,550

Property and equipment, net                                                                           1,208          136
Intangible assets, net of accumulated amortization of $109 at June 30, 2006                           2,825        2,934
Deposit on China facility acquisition                                                                 2,119           --
Other assets                                                                                          1,119          970
                                                                                                  ---------    ---------

                                                                                                  $   8,028    $   5,590
                                                                                                  =========    =========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses                                                       $   3,289    $   4,029
      Debentures payable                                                                                 60           60
      Advances from related parties                                                                   1,871           --
      8% Convertible Notes payable, net of discount of $3,220 and $6,257 at June 30, 2006 and
         December 31, 2005, respectively                                                              2,407        1,996
      7% Notes payable to a related party                                                             5,000        1,500
      Capital lease obligations - current portion                                                       187          174
      Current liabilities of discontinued operations                                                    239          321
                                                                                                  ---------    ---------

            Total current liabilities                                                                13,053        8,080

Note derivative liability                                                                                --        1,594
Capital lease obligations - non-current portion                                                          34          131
Minority interest in consolidated joint ventures                                                        766           --
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at June
   30, 2006 and December 31, 2005; 100,000 shares issued and outstanding at June 30, 2006 and
   December 31, 2005; aggregate redemption and liquidation value of $1,000 plus cumulative            2,996        2,936
                                                                                                  ---------    ---------
   dividends

            Total liabilities                                                                        16,849       12,741
                                                                                                  ---------    ---------

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or                      --           --
   outstanding
Common stock, $0.03 par value; 800,000,000 shares authorized at June 30,
   2006 and December 31, 2005; 192,864,637 and 181,060,394 shares issued and outstanding as of
   June 30, 2006 and December 31, 2005, respectively                                                  5,786        5,432
Additional paid-in capital                                                                          146,414      141,319
Deferred compensation                                                                                    --           (9)
Accumulated deficit                                                                                (161,021)    (153,893)
                                                                                                  ---------    ---------

      Total stockholders' deficit                                                                    (8,821)      (7,151)
                                                                                                  ---------    ---------

                                                                                                  $   8,028    $   5,590
                                                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                    Three months ended       Six months ended
                                                                         June 30,                June 30,
                                                                ----------------------    ---------------------
                                                                   2006         2005        2006          2005
                                                                ---------    ---------    ---------    ---------
Revenues:
   Product sales                                                $      49    $      89    $     140    $     128
                                                                ---------    ---------    ---------    ---------

Operating expenses:
   Product costs                                                       78           22          138           32
   Research and development costs                                     376          710          900        1,472
   Selling, general and administrative costs (non-cash of
     $82 and $440 for the three months and six months ended
     June 30, 2006, respectively and non-cash of $59 and $222
     for the three months and six months ended June 30,
     2005, respectively)                                              954        2,046        2,245        3,460
                                                                ---------    ---------    ---------    ---------

     Total operating expenses                                       1,408        2,778        3,283        4,964
                                                                ---------    ---------    ---------    ---------

       Loss from operations                                        (1,359)      (2,689)      (3,143)      (4,836)
Interest income (expense), net (non-cash of $2,401 expense
   and $4,135 expense for the three months and six months
   ended June 30, 2006, respectively and non-cash of $2,090
   income and $1,869 income for the three months and six
   months ended June 30, 2005, respectively)                       (2,492)       2,078       (4,289)       1,818
Other income (expense), net                                            43          (65)          66          (91)
Minority interest in losses of consolidated joint ventures             87           --          240           --
                                                                ---------    ---------    ---------    ---------

       Loss from continuing operations before income taxes         (3,721)        (676)      (7,126)      (3,109)

Income taxes                                                           --           (2)          (2)          (2)
                                                                ---------    ---------    ---------    ---------

       Net loss from continuing operations                         (3,721)        (678)      (7,128)      (3,111)

Discontinued operations:

       Loss from discontinued operations, net of income taxes          --       (1,039)          --       (1,923)
                                                                ---------    ---------    ---------    ---------

Net loss                                                        $  (3,721)   $  (1,717)   $  (7,128)   $  (5,034)
                                                                =========    =========    =========    =========

Net loss per share from continuing operations
    (basic and diluted)                                         $  (0.019)   $  (0.004)   $  (0.038)   $ (0.018)
                                                                =========    =========    =========    =========

Net loss per share (basic and diluted)                          $  (0.019)   $  (0.010)   $  (0.038)   $ (0.029)
                                                                =========    =========    =========    =========

Weighted average shares used to compute net loss per share
   (basic and diluted)                                            191,921      171,473      188,018     171,288
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                     ------------------
                                                                                       2006       2005
                                                                                     -------    -------
Cash flows from operating activities:
Net loss                                                                             $(7,128)   $(5,034)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                         149        225
   Amortization of deferred compensation                                                   3         10
   Non-cash interest expense attributable to:
     Amortization and proportional write-off upon conversion of note and debenture
     discounts                                                                         3,061        230
     Amortization and proportional write-off upon conversion of deferred debt
     issuance costs                                                                      359        125
     Dividends on mandatorily redeemable Series A preferred stock                         60         60
     Note derivative liability and anti-dilution obligation                              375     (2,603)
   Fair market value of common stock, warrants, options and bonuses granted              510        365
   Changes in operating assets and liabilities:
     Accounts receivable                                                                  51        (88)
     Inventory                                                                           (22)       888
     Prepaid expenses and other current assets                                            68        290
     Deferred offering costs and other assets                                             (4)       (87)
     Accounts payable, accrued expenses and other current liabilities                   (505)       720
     Other long-term liabilities                                                          --        (40)
                                                                                     -------    -------

       Net cash used in operating activities                                          (3,023)    (4,939)
                                                                                     -------    -------

Cash flows from investing activities:
   Consolidated joint venture, net cash acquired                                         798         --
   Investment in joint ventures by minority interest                                     766         91
   Payments to acquire intellectual property licenses                                     --     (1,418)
   Deposit on China manufacturing facility and related assets                         (1,673)        --
   Purchase of equipment                                                                (637)       (86)
                                                                                     -------    -------

       Net cash used in investing activities                                            (746)    (1,413)
                                                                                     -------    -------

Cash flows from financing activities:
   Proceeds from sale of stock                                                            18         57
   Expenses related to sale of stock                                                      --         (5)
   Proceeds from notes issued to related party                                         3,500      2,000
   Repayment of notes issued to related party                                             --     (2,000)
   Proceeds from issue of notes, derivatives and warrants, net                            --      7,399
   Principal payments on capital leases                                                  (84)       (78)
                                                                                     -------    -------

       Net cash provided by financing activities                                       3,434      7,373
                                                                                     -------    -------

Net (decrease) increase in cash and cash equivalents                                    (335)     1,021

Cash and cash equivalents at beginning of period                                         492      1,075
                                                                                     -------    -------

Cash and cash equivalents at end of period                                           $   157    $ 2,096
                                                                                     =======    =======

                                   (continued)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                 (in thousands)
                                   (Unaudited)

                                                                                   Six months ended
                                                                                       June 30,
                                                                                   ---------------
                                                                                    2006     2005
                                                                                   ------   ------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                                          $  156   $   65
   Cash paid for income taxes                                                           2        2

Supplemental disclosure of non-cash activities:
   Conversion of notes payable and accrued interest to common stock                 2,954       --
   Conversion of accrued interest into convertible notes payable                      329       --
   Transfer of note derivative liability to equity                                  1,874       --
   Common stock issued in payment of accrued compensation                              --      520
   Warrants and notes payable issued to placement agents, related to issuance of
     convertible notes                                                                503
   2004 anti-dilution obligation transferred to equity                              1,214

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

(1) The Company

Calypte Biomedical Corporation (the" Company") develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. The Company was incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of its initial public offering. At June 30, 2006, the Company's common stock is traded on the American Stock Exchange under the symbol "HIV." Refer to Note 12, Subsequent Events, for an update regarding the trading market for the Company's common stock. During the third quarter of 2005, the Company transitioned its corporate administrative offices from California to Lake Oswego, Oregon, a suburb of Portland, near where its research and development operations are located. Through its 51%-owned joint ventures, the Company also has manufacturing operations and sales offices in Beijing, China.

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

Beginning in late 2004, the Company expanded its historical focus to include commercialization of its HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood and oral fluid samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests"). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or "OTC" market. The Company has recently completed field trials or product evaluations of its HIV-1/2 Rapid Tests in China, South Africa and elsewhere and believes that the results of these studies and evaluations have validated the tests. The Company has obtained regulatory approvals in parts of Africa, Southeast Asia and the Middle East, and expects to expand its market reach on a steady basis. Also, in the fourth quarter of 2004, through an arrangement with the U. S. Centers for Disease Control and Prevention (the "CDC"), the Company introduced an HIV-1 BED incidence EIA test (the "BED Incidence Test") that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission is occurring most recently.

The Company is currently focusing on commercializing its HIV-1/2 Rapid Tests and the BED Incidence Test. While it retains rights to a urine-based rapid diagnostic test, urine has proven to be a particularly difficult sample in a rapid test environment and the Company is delaying further development and commercialization efforts on that test at this time.

Having completed the restructuring of its Legacy Business, the Company believes that it has significantly reduced its monthly operating burn rate as compared with historical levels. Consequently, however, the revenue stream from the Legacy Business products has also been eliminated, requiring that the Company rely on revenue from sales of the BED Incidence Test and international sales of the HIV-1/2 Rapid Tests as well as external financing sources to pursue its business milestones and achieve profitability. While the Company is focusing on commercializing the HIV-1/2 Rapid Tests to build the revenue stream necessary to support its operations and achieve its financial objectives of sustained profitable operations and increased stockholder value, there can be no assurance that the Company will be able to achieve expanded acceptance of or realize significant revenues from the sale of the BED Incidence Test or the HIV-1/2 Rapid Tests or other new products that it may develop or market, or that the Company will achieve and sustain profitability and positive cash flows in the future.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

In November 2003, the Company became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. ("Beijing Calypte"), created to market its rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV ("Marr"), the Company's largest stockholder, which held approximately 26% of our outstanding stock as of June 30, 2006. (Refer to Note 12, Subsequent Events, regarding Marr's current ownership position following its exercise of warrants.) Through 2005, the operations of the joint venture were primarily organizational and financially insignificant.

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

During the first half of 2006, the Company incurred a net loss of $7.1 million. At June 30, 2006, it had a working capital deficit of $12.3 million and its stockholders' deficit was $8.8 million. Based upon its financial condition at December 31, 2005, which included a $3.0 million working capital deficit and a $7.2 million stockholders' deficit, its recurring losses and its accumulated deficit, the Company's independent accountants issued an opinion on its December 31, 2005 financial statements citing substantial doubt about the Company's ability to continue its business operations as a going concern. During June 2006, the Company entered into Subscription Agreements to sell an aggregate of $3 million of its common stock, which, at June 30, 2006, had not been funded. The Company had issued an aggregate of $5,000,000 of 7% Promissory Notes (the "Notes") to Marr through June 30, 2006, and has the right to issue an additional $0.5 million of notes, all of which are due in April 2007 under the terms of the 2005 Credit Facility with Marr. (Refer to Note 12, Subsequent Events, for additional financing developments.) The Company does not believe that its cash resources are sufficient to fully attain its business milestones, achieve positive cash flow and repay all of its outstanding notes when due. With current obligations, the Company does not believe it can sustain its operations through 2006 without obtaining additional financing in excess of the unfunded June 2006 Subscription Agreements, There can be no assurance that additional financing will be available, or if it is available, that it will be on acceptable terms. The Company would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain its operations. The Company does not currently have any definitive agreements with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to it on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, or the Company is unable to arrange a suitable strategic opportunity, it will be in significant financial jeopardy and may be unable to continue its operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. Further, the Company's pledge of the rights to its assets as collateral security for the 8% Notes issued in April 2005 and under the Credit Facility with Marr may inhibit its ability to secure financing in the future. Although management expects to be able to raise additional capital, there can be no assurance that the Company will secure such financing or enter into such strategic agreements, or that its stockholders would approve the terms of such agreements or financing, if so required.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 2006 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2006 and 2005. The accompanying consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the two year period ended December 31, 2005 included in its Form 10-KSB filed with the SEC on March 31, 2006.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted earnings per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are equivalent for the periods presented. Outstanding options and warrants for 77,929,964 shares and 83,713,434 shares were excluded from the computation of loss per share for the three and six month periods ended June 30, 2006 and 2005, respectively, as their effect is anti-dilutive. The computation of loss per share also excludes 18,757,967 shares and 26,991,667 shares issuable upon conversion of 8% Convertible Notes for the three and six month periods ended June 30, 2006 and 2005, respectively, as their effect is also anti-dilutive.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

Reclassifications

Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation.

Stock-Based Compensation Expense

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") using the modified prospective method and, accordingly, has not restated prior periods' results for the adoption of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation, net of an estimated forfeiture rate, which results in recognizing compensation expense for only those awards expected to vest over the service period of the award. Prior to adopting SFAS 123R, the Company accounted for share-based payments under APB 25 and, accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model and the assumptions shown in Note 9, Share-Based Payments, to our condensed consolidated financial statements. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. Although the Company has not granted any stock options during the first half of 2006, it plans to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla" options. The Company estimates the volatility of its common stock at the date of grant based on its historical volatility. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest. The Company has estimated its forfeiture rate based on its historical experience with stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what the Company has recorded in the current period. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As required under SFAS 123R, the Company will review its valuation assumptions at each grant date and, as a result, is likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that the Company will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The company determines whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the "more-likely-than-not" recognition threshold, the company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement:
A tax position that meets the "more-likely-than-not" recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material impact on its results of operations or financial condition.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

In February 2006, the FASB issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments ("FAS 155"). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
(v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. The Company has not yet determined what impact this statement will have on its results of operations or financial position.

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

(3) Discontinued Operations

Under the terms of an Asset Purchase and License Agreement effective November 15, 2005 (the "Agreement"), the Company sold its FDA-approved EIA and Western Blot HIV diagnostic test product lines, which included the following products:
(i) its urine EIA HIV-1 diagnostic test, (ii) its serum/blood Western Blot HIV-1 diagnostic test, and (iii) its urine Western Blot HIV-1 diagnostic test (collectively, the "Legacy Products") to Maxim Biomedical, Inc. ("Maxim"). Under the Agreement, Maxim assumed certain liabilities related to the Legacy Products, including two real property subleases in Rockville, Maryland, and lease obligations for certain equipment that is subject to a lease agreement between the Company and a third-party equipment lessor. The Company received a 20% equity interest in Maxim and will receive 10% of the gross proceeds in the event
(i) Maxim consummates a sale to a third party, including the acquisition of Maxim through reorganization, merger or consolidation, or the sale of all or substantially all of its assets; or (ii) Maxim merges with or into an entity controlling, controlled by or under common control with Maxim. The Company agreed to provide certain consulting services at no cost to Maxim for a twenty four month period from the date of the Agreement and covenanted not to compete with the Legacy Products, on a worldwide basis, for a period of 10 years from the date of the Agreement. The Company has reclassified its 2005 consolidated financial statements to reflect the results of the Legacy Products as a discontinued operation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

Summarized financial information of the discontinued operation is as follows for the three and six-month periods ended June 30, 2005 (in thousands).

                                                                      Three months ended     Six months ended
                                                                           June 30, 2005        June 30, 2005

Product sales                                                                    $   705             $ 1,331

Product costs                                                                      1,744               3,254
Selling, general and administrative costs and other expenses                          --                  --
                                                                                 -------             -------

Loss before income taxes                                                          (1,039)             (1,923)

Income taxes                                                                          --                  --
                                                                                 -------             -------

Loss from discontinued operation                                                 $(1,039)            $(1,923)
                                                                                 =======             =======

Liabilities of the discontinued operation are as follows at June 30, 2006 and December 31, 2005 (in thousands):

                                                                                   2006                2005
                                                                                 -------             -------

Accounts payable and accrued expenses                                            $   239             $   321
                                                                                 -------             -------
   Liabilities of discontinued operation                                         $   239             $   321
                                                                                 =======             =======

(4) Inventory

Inventory as of June 30, 2006 and December 31, 2005 consisted of the following
(in thousands):

                                                                                   2006                2005
                                                                                 -------             -------

Raw materials                                                                    $    99             $    74
Work-in-process                                                                        2                  --
Finished goods                                                                        69                  73
                                                                                 -------             -------

Total inventory                                                                  $   170             $   147
                                                                                 =======             =======

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

(6) Accounts Payable and Accrued Expenses Accounts payable and accrued expenses as of June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                                      2006     2005
                                                                     ------   ------

Trade accounts payable                                               $1,231   $1,404
Accrued royalties                                                        42       48
Accrued salary, severance and vacation pay                              346      463
Accrued restructuring expense                                            --      141
Accrued interest                                                        264      184
Accrued consulting contract expenses                                  1,025    1,045
Accrued liabilities under intellectual property license agreements       40      275
Accounts payable and accrued expenses of joint ventures                  35       --
Other                                                                   306      469
                                                                     ------   ------

Total accounts payable and accrued expenses                          $3,289   $4,029
                                                                     ======   ======

(7) Notes and Debentures Payable

The following table summarizes note and debenture activity for the six months ended June 30, 2006 (in thousands).

                                                                                            Discount      Net
                                 Balance                                          Balance      at      Balance at
                                12/31/05   Additions   Payments    Conversions    6/30/06   6/30/06     6/30/06
                                --------   ---------   ---------   -----------    -------   --------   ---------
12% Convertible Debenture -
   Mercator                     $     60   $      --   $      --   $        --    $    60   $     --   $      60
                                ========   =========   =========   ===========    =======   ========   =========


8% Secured Convertible Notes -
   April 4, 2005                   7,921          --          --        (2,573)     5,348     (3,180)      2,168
8% Secured Convertible Notes -
   July 4, 2005 Interest             164          --          --           (96)        68        (17)         51
8% Secured  Convertible Notes
   - October 4, 2005 Interest        168          --          --           (98)        70        (16)         54
8% Secured Convertible Notes -
   January 4, 2006 Interest           --         170          --           (99)        71         (7)         64
8% Secured Convertible Notes
   -April 4, 2006 Interest            --         159          --           (89)        70         --          70
                                --------   ---------   ---------   -----------    -------   --------   ---------


Total 8% Secured Convertible
   Notes payable                $  8,253   $     329   $      --   $    (2,955)   $ 5,627   $ (3,220)  $   2,407
                                ========   =========   =========   ===========    =======   ========   =========

7% Promissory Notes to related
   party - 2005 Credit
   Facility with Marr           $  1,500   $   3,500   $      --   $        --    $ 5,000   $     --   $   5,000
                                ========   =========   =========   ===========    =======   ========   =========

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

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

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by accreting the interest to principal, thereby increasing the number of shares of common stock into which the Notes are convertible. In July and October 2005, the Company issued an aggregate of approximately $164,000 and $168,000, respectively, of Secured 8% Convertible Notes that are convertible into an aggregate of 1,106,393 shares of common stock, in payment of quarterly interest (the "July and October 2005 Interest Notes"). On January 4, 2006, the Company issued an aggregate of approximately $170,000 of Secured 8% Convertible Notes that are convertible into approximately 562,000 shares of common stock in payment of quarterly interest (the "January 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and the July and October 2005 Interest Notes. On April 4, 2006, the Company issued an aggregate of approximately $159,000 of Secured 8% Convertible Notes that are convertible into approximately 520,000 shares of common stock in payment of quarterly interest (the "April 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes, the July and October 2005 Interest Notes and the January 2006 Interest Notes. The January 2006 Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005 and the July and October 2005 Interest Notes. The anti-dilution provisions of the April 4, 2005 Notes and of the July 2005 Interest Notes, the October 2005 Interest Notes, the January 2006 Interest Notes and of the Series A Warrants issued in April 2005 expired on April 3, 2006 without being triggered.

The April 2006 Interest Notes have the same terms and conditions as the Notes issued on April 4, 2005 and the previous Interest Notes except that they do not contain anti-dilution provisions. The Company did not issue additional warrants in conjunction with any Interest Notes issued during 2006. Refer to Note 12, Subsequent Events, for information regarding additional notes issued in payment of interest in July 2006.

During January 2006, two investors converted Notes in the face amount of $573,000 original principal plus approximately $42,000 in related Interest Notes, including Notes issued in payment of interest between the most recent interest payment date and the conversion dates, into an aggregate of approximately 2,056,000 shares of the Company's common stock. Upon conversion, the Company wrote off to interest expense the proportional share of deferred offering costs (approximately $40,000) and note discount (approximately $452,000) attributable to the amount of the Notes converted.

During April 2006, one of the investors converted a Note in the face amount of $2,000,000 original principal plus approximately $338,000 in related Interest Notes, including a Note issued in payment of interest between the most recent interest payment date and the conversion date, into an aggregate of approximately 7,800,000 shares of the Company's common stock. Upon conversion, the Company wrote off to interest expense the proportional share of deferred offering costs (approximately $115,000) and note discount (approximately $1,448,000) attributable to the amount of the Notes converted.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

At April 4, 2005, the Company determined that, in addition to the anti-dilution provisions contained therein, the Notes included a beneficial conversion feature. As a result of the anti-dilution provisions, however, the Notes were not considered conventional convertible debt under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company further determined that the conversion feature was subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and was an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the fair value of the derivative was accounted for at inception as a discount to the face value of the Notes and a corresponding liability, and was required to be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At April 4, 2005, the date the Notes were issued, the Company valued the derivative at approximately $5,330,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.57%, a risk-free interest rate of 3.74%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the one-year term of the derivative. As a result of changes in the market price of the Company's stock between April 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's valuation of the derivative decreased to approximately $1,547,000, with the change in valuation being recorded as a credit to interest expense.

The July and October 2005 Interest Notes and the January 2006 Interest Notes each contain the same beneficial conversion and anti-dilution features included in the Notes that were treated as an embedded derivative. Similarly, the fair value of the July and October 2005 Interest Notes and the January 2006 Interest Note derivatives were accounted for at inception as a discount to the face value of the Interest Notes, respectively, and a corresponding liability, and were required to be marked to market at each balance sheet date, with the change in the fair value of the derivative being recorded as interest expense. At July 4, 2005, the date the July 2005 Interest Notes were issued, the Company valued that derivative at approximately $77,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.08%, a risk-free interest rate of 3.79%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the remaining term of the derivative. At October 4, 2005, the date the October 2005 Interest Notes were issued, the Company valued that derivative at approximately $68,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 105.57%, a risk-free interest rate of 4.09%, an expected dividend rate of 0.00%, and a 50% probability of completing an additional round of equity financing during the remaining term of the derivative. As a result of changes in the market price of the Company's stock between July 4, 2005 or October, 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's aggregate valuation of the derivatives at December 31, 2005 decreased to approximately $47,000, with the change in valuation being recorded as a credit to interest expense. At January 4, 2006, the date the January Interest Notes were issued and when the market price of the Company's common stock was $0.17 per share, the Company valued that derivative at approximately $25,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.06%, a risk-free interest rate of 4.35%, an expected dividend rate of 0.00%, and a 25% probability of completing an additional round of equity financing during the remaining term of the derivative.

The April 2006 Interest Notes were issued on April 4, 2006, when the market price of the Company's common stock was $0.22 per share. Accordingly, there was no beneficial conversion feature associated with the issuance of these notes. As noted previously, these interest notes did not include anti-dilution provisions with respect to the issuance of additional equity instruments that the Company might issue in the future and, therefore, did not contain an embedded derivative requiring separate valuation or accounting treatment.

The effective interest rate on the interest notes ranges from approximately 20% to 48% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and the term of the notes.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

Upon the January 2006 conversion of the Notes and Interest Notes, the Company reclassified the proportional share of the Note Derivative Liability of approximately $119,000 to additional paid-in capital.

As noted in the previous section regarding the 2005 Marr Credit Facility, effective February 22, 2006, the Company and Marr extended the period in which the Company may issue promissory notes under the 2005 Credit Facility until July 31, 2006. Based on that modification to the Credit Facility, the Company determined that it would intentionally not complete an additional round of financing prior to the April 3, 2006 expiration of the anti-dilution provisions of the Notes and the applicable Interest Notes. Accordingly, the Company valued the derivatives attributable to the April 4, 2005 Notes and the Interest Notes at February 22, 2006, when the market price of its common stock was $0.21 per share, at approximately $1,874,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 107.64%, a risk-free interest rate of 4.69%, an expected dividend rate of 0.00%, and a 0% probability of completing an additional round of equity financing during the remaining term of the derivative. The Company recognized this adjustment to the fair value of the derivatives with a charge to interest expense of approximately $375,000, and reclassified the note derivative liability to equity, since it was determined that no anti-dilution shares would be issued and all other shares issuable upon conversion of the Notes and the Interest Notes had been registered for resale.

At April 4, 2005, the Company allocated the Note proceeds attributable to the fair value of the derivative described above to the derivative liability. In accordance with the provisions of EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the remaining Note proceeds of approximately $2,670,000 between the fair value of the Notes (determined without consideration of any anti-dilution or conversion features) and the fair value of the Series A Warrants and the Series B Warrants. The Company valued both the Series A Warrants and Series B Warrants at April 4, 2005 at $0.151 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 103.16%; and expected term of 2.5 years. The relative fair value of the Series A Warrants and Series B Warrants at April 4, 2005 was approximately $1,773,000, which the Company recorded as an additional discount to the Notes, with a corresponding credit to additional paid-in capital. The one-year anti-dilution provision contained in the Series A Warrants potentially reduced the exercise price but did not increase the number of shares issuable to the warrant holders. Accordingly, the Series A Warrants did not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, the Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19. The aggregate amount of the discount to the Notes at April 4, 2005 was approximately $7,103,000, which the Company is amortizing to interest expense using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes. The effective interest rate on these notes is approximately 142% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term. Upon conversion of any portion of the Notes or the Interest Notes, the Company writes off the proportional share of the remaining unamortized discount to interest expense.

7% Promissory Notes Payable to a Related Party

On January 19, 2006, the Company issued a $1,500,000 promissory note to Marr under the amended terms of the 2005 Credit Facility. Effective on February 22, 2006, the Company and Marr agreed to extend the period during which the Company could issue promissory notes under the 2005 Credit Facility through July 31, 2006. On February 23, 2006, March 31, 2006, April 27, 2006 and May 29, 2006 the
Company issued promissory notes to Marr, each in the face amount of $500,000, for an aggregate of $2,000,000. Each promissory note bears interest at a rate of 7% per annum and is payable in full on April 3, 2007. Refer to Note 12, Subsequent Events, for information about partial repayment of amounts borrowed under the terms of the 2005 Credit Facility.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

The table below summarizes the components of interest income (expense) for the first six months of 2006 and 2005 (in thousands):

                                                                 2006       2005
                                                               -------    -------

Interest on debt instruments paid or payable in cash           $  (156)   $   (74)
                                                               -------    -------

Non-cash expense composed of:
   Accrued interest on 8% Convertible Notes (paid by issuing
     additional Notes)                                            (280)      (162)
   Amortization and proportional write-off upon conversion
     of note and debenture discounts and deferred offering      (3,420)      (360)
     costs
   Mark to market adjustment of derivative and anti-dilution
     obligations arising from the April 2005 financing            (375)     2,097
   Mark to market adjustment of anti-dilution obligations
     arising from the May and July 2004 equity financings           --        506
   Expense attributable to warrants issued in conjunction
     with the 2005 Marr Credit Facility                             --        (71)
   Expense attributable to warrants issued in conjunction
     with the 2004 anti-dilution obligation                         --        (81)
   Expense attributable to dividends on mandatorily
     redeemable Series A preferred stock                           (60)       (60)
                                                               -------    -------
Total non-cash items                                            (4,135)     1,869
                                                               -------    -------

Total interest expense                                          (4,291)     1,795

Interest income                                                      2         23
                                                               -------    -------

Net interest (expense) income                                  $(4,289)   $ 1,818
                                                               =======    =======

(8) Stockholders' Deficit

Subscription Agreements

In June 2006, the Company entered into subscription agreements with two accredited investors pursuant to which the investors have agreed to purchase an aggregate of 16,666,666 shares of the Company's common stock at a price of $0.18 per share, for an aggregate of $3,000,000, in private placement transactions pursuant to Regulation S of the Securities Act of 1933, as amended. At June 30, 2006, the Company had not received funds from either of the investors. Refer to
Note 12, Subsequent Events, for a current update. The Company has granted piggyback registration rights with respect to the shares to be issued under the Subscription Agreements.

Stock grants

During the first six months of 2006, the Company issued stock grants for approximately 1,815,000 shares of its common stock to certain related parties and consultants under various agreements and recorded non-cash selling, general and administrative expense of approximately $364,000, net of $45,000 which had been accrued at December 31, 2005. Included in these grants are:
      o 1,000,000 shares awarded to the Company's Chairman under the terms of a letter agreement approved by the Compensation Committee of the Company's Board of Directors on January 4, 2006 pursuant to which the Chairman has served as the Company's interim Chief Executive Officer since October 3, 2005;
      o approximately 312,000 shares awarded to the Chairman in February 2006 in lieu of cash compensation to which he was entitled under the terms of the letter agreement for the period of October 2005 through January 2006; and

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

      o approximately 503,000 shares awarded to consultants and service providers for services.

The Company issued no warrants or options to consultants or vendors for services or products during the first six months of 2006.

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

The Company adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed on a pro-forma basis in our previous filings. Following the provisions of the modified prospective method, the Company has not restated its consolidated statement of operations for periods prior to 2006 to reflect the adoption of SFAS 123R. Accordingly, the results reported in the statment of operations for the second quarter of 2006 are not directly comparable to the results for the same period of the prior year.

Under the provisions of SFAS 123R, the Company has recorded approximately $44,000 and $96,000 of stock compensation expense in its statement of operations for the three and six month periods ended June 30, 2006, respectively. The Company assumed an annual pre-vesting forfeiture rate of 7.75% in determining its stock compensation expense. The Company has not granted any stock options to employees since its adoption of SFAS 123R. The Company expects to utilize the Black-Scholes option pricing model for estimating the fair value of the stock compensation attributable to options granted after its adoption of SFAS 123R. In determining the inputs to the valuation model, the Company would assume a dividend yield of zero since it has never paid cash dividends and has no present intention to do so. It would estimate volatility based upon the historical volatility of its common stock over a period generally commensurate with the expected life of the options. The risk-free interest rate would be determined based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. The expected term of the option would be calculated using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for "plain vanilla" options. The Company generally grants options having a ten year contractual term to its employees and directors.

SFAS 123R requires that the Company present pro forma information for the comparative periods prior to its adoption as if it had accounted for all of its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on the Company's net loss per share if it had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six monthe periods ended June 30, 2005 (dollars in thousands, except per-share data).

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

                                                                        Three months ended     Six months ended
                                                                             June 30, 2005          June 30,2005

Net loss, as reported                                                      $       (1,717)     $         (5,034)
Add: Stock-based compensation expense included in reported net loss, net
   of related tax effects                                                              20                   145
Less: Stock-based compensation expense determined under fair value based
   method for all awards, net of related tax effects                                 (990)               (2,365)
                                                                           --------------      ----------------
Pro forma net loss                                                         $       (2,687)     $         (7,254)
                                                                           ==============      ================

Basic and diluted net loss per share:
As reported                                                                $        (0.01)     $          (0.03)
Pro forma                                                                  $        (0.02)     $          (0.04)

The assumptions used to determine the pro forma expense under the Black-Scholes option model for the three and six month periods ended June 30, 2005 under SFAS 123 were based on the following weighted average assumptions for grants made to employees during the period: expected dividend yield: 0%; expected volatility:
205.18%; expected term: 10 years; and risk-free interest rate: 4.33%. The Company accounted for forfeitures as they occurred in periods prior to 2006.

A summary of option activity for all of Company's stock option plans from December 31, 2005 through June 30, 2006 is as follows:

                                                                              Weighted
                                                             Weighted         Average
                                                             Average         Remaining              Aggregate
                                                           Exercise Price    Contractual       Intrinsic Value at
                                              Options       per share        Term (years)          June 30, 2006
                                              ----------   --------------    ------------      ------------------

Options outstanding at December 31, 2005      27,390,879   $    0.551               7.99       $           12,500
Options granted                                       --           --
Options exercised                               (141,112)       0.126
Options forfeited or expired                  (4,419,813)       0.418
                                             -----------

Options outstanding as of June 30, 2006       22,829,954   $    0.579               7.87       $           11,264
                                              ==========

Options vested and exercisable as of
     December 31, 2005                        25,846,172   $    0.566               7.93       $           10,739
                                              ==========

Options vested and exercisable as of June
     30, 2006                                 21,874,271   $    0.593               7.83       $           10,445
                                              ==========

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock at June 30, 2006, $0.20 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price ("in-the-money-options"). The aggregate intrinsic value of options exercised on the dates the options were exercised was approximately $18,000 and $143,000 for the six month periods ended June 30, 2006 and 2005, respectively.

At June 30, 2006, the expected compensation cost of options outstanding but not yet vested was approximately $102,000. The Company expects to recognize this cost over a weighted average period of approximately 1 year. The Company recorded no income tax benefit for stock-based compensation arrangements for the six months ended June 30, 2006, as it has cumulative operating losses and has established full valuation allowances for its income tax benefits. (10) Related Party Transactions

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

In October 2005, prior to the Company's acquisition of its 51% equity interest in Beijing Marr, Beijing Marr received an unsecured, non-interest-bearing advance of approximately $1,696,000 from Beijing Mobix, an affilate of Marr and Marr Asia. The proceeds of the advance were used by Beijing Marr in the acquisition of its manufacturing facility and other assets. The Company has reflected this advance as a current liability in its Condensed Balance Sheet at June 30, 2006.

In October 2005, Beijing Calypte received an unsecured, non-interest-bearing advance in the amount of $150,000 from Beijing Mobix. In November 2005, Beijing Calypte also received an unsecured, non-interest-bearing advance in the amount of $25,000 from its Executive Chairman. Beijing Calypte used each of these advances to fund payroll and other general corporate expenses. The Company has reflected these advances as current liabilities in its Condensed Balance Sheet at June 30, 2006.

(11) Contingencies

In January 2006, a complaint was filed by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the "Complainants") in the Superior Court of the State of California in and for the County of Los Angeles - Central District against the Company and certain of its current and former officers seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. In September 2002, the Company entered into a purchase agreement with Mercator Momentum Fund ("Mercator") pursuant to which Mercator committed to purchase debentures convertible into its common stock in a number of tranches in the aggregate face value amount of $2,000,000 (the "Debentures"). Mercator assigned certain of its rights to purchase the Debentures to the Complainants, among others. The Complainants were entitled to purchase Debentures in an aggregate face value amount of $60,000 according to the terms of an agreement among Mercator, the Complainants and other parties purchasing rights to the Debentures (the "Transaction"). On August 25, 2003, prior to the closing of the Transaction, the Complainants delivered Notices of Conversion of their Debentures. The Company has attempted to honor the conversion of the Debentures as of the closing date of the Transaction, but the Complainants have refused to accept such conversion. On June 26, 2006 the complaint was amended so that only a breach of contract claim against the Company remains. On that date, the other defendants and claims were dismissed. The Company believes that the claims made by the Complainants and the Complainants' request for money are unmeritorious and that the outcome of the lawsuit will not have a material adverse effect on its business, financial condition or results of operations.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

(12) Subsequent Events

Issuance of 8% Notes in payment of interest and Conversion of Notes

The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective July 4, 2006, the Company issued an aggregate of approximately $114,000 of Secured 8% Convertible Notes in payment of quarterly interest (the "July 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and on the July and October 2005 Interest Notes and the January and April 2006 Interest Notes (collectively, the "Interest Notes"). The July 2006 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the Interest Notes, except both they and the April 2006 Interest Notes do not have anti-dilution provisions. The Company did not issue additional warrants in conjunction with the July 2006 Interest Notes.

Repricing and exercise of Warrants, Conversion and repayment of Notes

During July 2006, the Company offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with its May and July 2004 Private Placements, its April 2005 8% Convertible Notes and its Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. The Company also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the "Additional Warrants"), equal in amount to 50% of the warrants exercised. The Additional Warrants were issued on August 3, 2006 and will become exercisable 6 months after their issuance, on February 3, 2007, and have a term of one year after issuance. The Company granted piggyback registration rights for the shares underlying the Additional Warrants. Warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of the Company's stock at the reduced exercise price. Certain of the warrant holders exercised their warrants and, in lieu of paying cash to the Company, cancelled the Company's obligations to repay an aggregate of $959,000 of its 8% Convertible Notes and $2,545,000 of its 7% Promissory Notes issued under the 2005 Marr Credit Facility. The Company also received approximately $258,000 in cash proceeds from the exercises. The warrant holders who exercised the re-priced warrants received Additional Warrants to purchase an aggregate of approximately 12,540,000 shares of the Company's common stock.

Marr exercised all of its outstanding warrants and purchased approximately 16,965,000 shares of the Company's common stock. Marr remains the Company's largest stockholder, now holding approximately 30% of its outstanding common stock.

Funds Received  under Subscription Agreements

On July 25, 2006, the Company received cash of $495,000 from one of the investors with whom it had entered into a Subscription Agreement dated June 19, 2006.

Amendment of 2005 Credit Facility Agreement with Marr

Effective July 26, 2006, the Company and Marr agreed to extend until August 31, 2006 the period in which the Company may issue a 7% Promissory Note under the terms of the 2005 Credit Facility. The Company has the right to issue one additional Promissory Note in the amount of $500,000.

Common Stock withdrawn from trading on the American Stock Exchange

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
                                   (Unaudited)

On July 31, 2006, the Company notified the American Stock Exchange ("Amex") that its Board of Directors had approved withdrawing the Company's common stock from trading on the Amex. The Amex had previously informed the Company that it was not in compliance with the Exchange's continued listing standards and would need to demonstrate that it had regained compliance with the standards by July 31, 2006 or the Amex would commence de-listing procedures. The Company was not in compliance with the continued listing standards at July 31, 2006. The Company expects that its common stock will trade on the NASD Over-the-Counter Bulletin Board under a new trading symbol when the notice period required to withdraw from the Amex becomes effective, approximately August 21, 2006.

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

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of August 3, 2006 and Calypte undertakes no duty to update this information. Should events occur subsequent to August 3, 2006 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 36 of this Form 10-QSB.

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

Having completed the restructuring of our Legacy Business, we believe that we have significantly reduced our monthly operating burn rate as compared with historical levels. Consequently, however, the revenue stream from the Legacy Business products has also been eliminated, requiring us to rely on revenues from sales of the BED Incidence Test and the HIV-1/2 Rapid Tests internationally as well as external financing sources to pursue our business milestones and achieve profitability. We are now focusing on expediting the procedures necessary to commercialize the HIV-1/2 Rapid Tests and thereby begin the process of building the revenue stream necessary to support our operations and achieve our financial objectives of sustained profitable operations and increased stockholder value. There can, however, be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from the sale of the BED Incidence Test or the HIV-1/2 Rapid Tests or other new products that we may develop or market, or that we will achieve and sustain profitability and positive cash flows in the future.

Trends, Events and Uncertainties

Legacy Business During the first half of 2005, we recorded an aggregate of $1,459,000 in revenue, of which $1,331,000 or 91% was attributable to sales of the Legacy Business products that we have now classified as a discontinued operation. Effective with the sale of the Legacy Business to Maxim in November 2005, we have phased out sales of these products for our own account, eliminating both the revenue stream from and the costs associated with the manufacturing facilities supporting those products.

BED Incidence Test In April 2004, the United States Centers for Disease Control and Prevention ("CDC") granted us a worldwide, non-exclusive license to use technologies it had developed to manufacture and commercialize a serum enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that have occurred within approximately the last 6 months in a subject population. Sales of the Incidence Test began in the fourth quarter of 2004 and accounted for 86% of our sales in the second quarter of 2006 and 77% of our sales during the first half of 2006.

Sales of the Incidence Test during 2006 have decreased approximately 52% and 16% for the second quarter and first half, respectively, compared to sales in the comparable periods of 2005, primarily due to the initial ramp-up phase during 2005. Although sales of the Incidence Test posted continuing increases during the first three quarters of 2005, sales of this test have decreased sequentially since then. Sales decreased by 35% in the second quarter of 2006 compared with sales in the first quarter of 2006. In February 2006, the CDC issued an Information Sheet: Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. addressing a December 2005 UNAIDS report regarding studies in Africa and Thailand indicating that the Incidence Test apparently over-estimated the incidence rate. The Information Sheet acknowledges that the assay may cause over-estimation under certain conditions, suggests expanding current protocols, and indicates that data derived from its use in certain international settings may not be appropriate. During the second quarter of 2006, the CDC issued revised protocols that have been accepted by the UNAIDS and the WHO to address certain conditions that may have resulted in over-estimation of incidence. We believe that the test's design and use and the interpretation of its results will continue to evolve as public health agencies and the CDC gain experience with it. While we continue to believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and that it will remain a viable epidemiological surveillance test, there can be no assurance that the Incidence Test will achieve widespread acceptance, either in the United States or internationally.

We are also developing a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement (CRADA) with the CDC. We continue to view our collaborative relationship with the CDC as very significant and expect to jointly develop additional products.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Rapid Tests We expect that our future revenues will be derived primarily from the sale of our HIV-1/2 rapid diagnostic tests both to the professional and over-the-counter (OTC) markets, and potentially from the sales of diagnostic tests for other STDs. Our focus for 2006 continues to be on commercializing the HIV-1/2 rapid tests, initially in a dipstick-format and produced in Thailand, from which we believe we can source certain African, Middle East and Southeast Asian markets. We plan to supply the Chinese market with product manufactured locally, through our Chinese subsidiary, Beijing Marr. In all markets, commencement of rapid test sales is contingent upon the successful completion of clinical trials followed by the required regulatory approvals, coupled with successful technology transfer and scale-up of manufacturing operations.

In China, we have completed the clinical trials on our HIV rapid tests that were conducted by the National Center for AIDS/STD Control and Prevention of the Chinese CDC. The trials involved approximately 1,500 subjects. Based on the results of the trials, we have submitted our oral fluid HIV-1/2 rapid test for approval. We filed our application in late 2005 and were informed that it had been formally accepted for evaluation by the Chinese State Food and Drug Administration ("SFDA") in early 2006. Similar to the approval process followed by the U.S. FDA, the SFDA has statutory timelines for responding to our submission. In late July 2006 the SFDA informed us that they anticipate that their expert review panel will consider our application at its meeting in September 2006. We do not know at this time whether the panel's consideration will result in an approval or a request for more information, which we anticipate and have been collecting in an effort to expedite this process. In the United States, this type of review is usually an iterative process.

Beijing Calypte, our joint venture with an affiliate of Marr Technologies BV, our largest stockholder, will manage the Chinese oral fluid test product launch. There are several large markets in China, such as those created by new laws requiring HIV testing of military recruits and university students as part of their admissions process, as well as a publicly-announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion person population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

Beijing Marr has existing manufacturing facilities that have been renovated and upgraded for the production of our AwareTM HIV-1/2 rapid oral fluid (OMT) test, and we are preparing to comply with the GMP requirements that we must meet in manufacturing our AwareTM line of HIV-1/2 rapid test products for sale in or export from China. We have manufacturing equipment and personnel on-site and expect to have the necessary GMP approval in sufficient time to produce inventory with which to commence commercial sales upon approval of the OMT rapid test by the SFDA. We are also evaluating existing products at these facilities with the expectation that we will validate an existing, SFDA-approved HIV-1/2 rapid blood test; renew its GMP license; and either restart the manufacture of that product or convert it to an AwareTM rapid test.

We have completed the regulatory approval process for our Aware HIV-1/2 BSP and OMT test in South Africa and Kenya, providing opportunities for humanitarian organizations to use our product in their testing programs. The Mineseeker Foundation has announced plans to use our HIV-1/2 Rapid OMT tests in a program it plans to begin in Sub-Saharan Africa beginning late in our third quarter. In India, we have commenced product evaluations for the military and private sectors. We continue to pursue business opportunities in the Middle East, targeting the UAE as our first market. We are in the process of developing distribution channels and plan to conduct additional trials in several African countries. The clinical trial and regulatory approval process will be on-going through the remainder of 2006 and beyond. We are primarily targeting countries which have been selected for funding by PEPFAR, the $15 billion President's Emergency Plan for AIDS Relief, and currently have representation in more than half of them. While there are different regulations and customs in each foreign country, we believe that the regulatory process in the PEPFAR countries can generally be completed within a few months.

Obtaining SFDA and GMP approval for and commencing manufacturing of our OMT test in China provides an alternative manufacturing source to our Thailand manufacturing site. Further, this approval is a critical milestone for international sales in countries which require regulatory approval in the country of manufacture prior to granting their own approvals. At this time, Thailand has not approved any non-blood HIV diagnostic test and has not accepted a submission of our OMT product for regulatory approval. We have completed clinical trials in Thailand and are working to gain acceptance for such a product submission. There can, however, be no assurance that Thailand will consider approving any HIV-1/2 OMT diagnostic test.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID and CDC. We have compiled the required data in terms of "manufacturer's claims" and independent trials for both our OMT and blood, serum and plasma HIV-1/2 rapid tests. We have recently been notified that our blood, serum and plasma product has been evaluated and is approved for addition to the USAID waiver list. We are actively pursuing a USAID waiver for our OMT product as well. We believe that obtaining a USAID waiver is another important milestone in facilitating international sales of our rapid tests.

Financial Considerations

Our operating cash burn rate has been trending downward since 2004. The burn rate for the year ended December 31, 2005 declined to approximately $0.7 million per month from $1.1 million per month in 2004. Our consolidated operating cash burn rate for the first half of 2006 has averaged approximately $0.5 million per month including the impact of our Chinese joint venture operations. Our domestic burn rate decreased, primarily as a result of the consolidation and restructuring of our business, including the discontinuation of our Legacy Business.

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

During the first half of 2006, we incurred a net loss of $7.1 million, including a charge for $4.1 million in non-cash interest expense primarily attributable to the accounting for our convertible debt and related derivatives. At June 30, 2006, we had a working capital deficit of $12.3 million and our accumulated deficit was $161.0 million. Based upon our financial condition, which included $3.0 million working capital and $7.2 million stockholders' deficits, respectively, recurring losses and an accumulated deficit of $154 million at December 31, 2005, our independent accountants issued an opinion on our financial statements as of December 31, 2005 that cites substantial doubt about our ability to continue our business operations as a going concern. During June 2006, we entered into Subscription Agreements to sell an aggregate of $3 million of our common stock in a private placement; and have received $495,000 of the subscribed amounts through August 3, 2006. We have issued an aggregate of $5,000,000 of 7% Promissory Notes to Marr through July 2006, and have the right to issue an additional $0.5 million of such Promissory Notes through August 31, 2006, all of which are or would be due in April 2007 under the terms of the 2005 Credit Facility with Marr. Additionally, as a result of our July 2006 offer to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006, we received approximately $258,000 in cash proceeds and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,545,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility in lieu of cash payments for the warrant exercises. The proceeds from issuing the 7% Promissory Notes, the private placement and the warrant exercises, net of debt repayment, are insufficient to provide us with the liquidity required to fully attain our business milestones, achieve positive cash flow and meet our obligations when due. We do not believe that our current cash resources and borrowing capacity are sufficient to sustain our operations through 2006 without obtaining additional financing. There can be no assurance that additional financing will be available, or if it is available, that it will be on acceptable terms. Our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005 and under the 2005 Credit Facility with Marr may inhibit our ability to secure financing in the future. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our new products or that we will achieve and sustain profitability and positive cash flows in the future.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2006. In the absence of adequate resources from current working capital and existing financing arrangements, we will be required to raise additional capital to sustain our operations. There can be no assurance that additional financing will be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when we require it or if it is not available to us on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or stockholder approval. There can be no assurance that we will enter into such strategic agreements or secure such financing, or that our stockholders will approve the terms of such agreements or financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

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

      o Revenue Recognition We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. Should changes in terms cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
      o Allowance for Doubtful Accounts We maintain an allowance for doubtful accounts on a specific account identification basis for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or regulatory issues with our products were raised, additional allowances may be required.
      o Inventory Valuation We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since we have historically incurred negative gross profit on an annual basis, and have had high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. At June 30, 2006 and December 31, 2005, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials, components and finished products.

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

      We estimate the fair value of options granted using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires inputs into the model of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. Although we have not granted any stock options during the first half of 2006, we plan to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla" options. We estimate the volatility of our common stock at the date of grant based on its historical volatility. In addition, we are required to estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest. We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, we are likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Results of Operations

The following represents selected financial data (in thousands):

                                                    Three months ended     Six months ended
                                                         June 30,              June 30,
                                                    ------------------    ------------------
                                                     2006       2005        2006       2005
                                                    -------    -------    -------    -------
Total revenue                                       $    49    $    89    $   140    $   128
Product costs                                            78         22        138         32
                                                    -------    -------    -------    -------

   Gross Margin                                         (29)        67          2         96

Operating expenses:
   Research and development                             376        710        900      1,472
   Selling, general and administrative                  954      2,046      2,245      3,460
                                                    -------    -------    -------    -------
     Total operating expenses                         1,330      2,756      3,145      4,932
                                                    -------    -------    -------    -------

   Loss from operations                              (1,359)    (2,689)    (3,143)    (4,836)

Interest income (expense), net                       (2,492)     2,078     (4,289)     1,818
Minority interest in losses of consolidated joint
   ventures                                              87         --        240         --
Other expense, net                                       43        (65)        66        (91)
                                                    -------    -------    -------    -------

   Loss from continuing operations before income
   taxes                                            $(3,721)   $  (676)   $(7,126)   $(3,109)
                                                    =======    =======    =======    =======

Results of Operations

Three months ended June 30, 2006 and 2005

Our revenue from continuing operations for the second quarter of 2006 totaled $49,000 compared with $89,000 for the second quarter of 2005, a decrease of $40,000 or 45%. In the second quarter of 2005, we also recorded $705,000 in revenue attributable to sales of our Legacy Business products. The revenues and costs attributable to the Legacy Business have been classified as discontinued operations upon the sale of the business in November 2005 and, accordingly, are not discussed here.

Sales of our BED incidence test began in the fourth quarter of 2004 and accounted for 100% of our second quarter 2005 sales from continuing operations and approximately 86% of our second quarter 2006 sales. The balance of our revenue for the second quarter of 2006 is from sales of our HIV-1/2 OMT OTC rapid test to our South African distributor.

Four customers accounted for approximately 56% of our second quarter 2006 revenue. Three customers purchasing the BED Incidence Test, the New York State testing lab, the Chinese CDC, and a public health agency in the United Kingdom, accounted for approximately 20%, 13% and 11%, respectively, of second quarter revenues. Our distributor for the Middle East, Joseph & Gionis, purchased OMT rapid tests that accounted for approximately 12% of second quarter 2006 revenue. In the second quarter of 2005, three customers accounted for approximately 70% of our Incidence Test sales. Two international customers, one from China, the other from Sub-Saharan Africa purchased approximately 39% and 10%, respectively, of the total Incidence Test sales and one domestic customer purchased approximately 21% of total Incidence Test sales.

Gross margin decreased from 75% of sales in the second quarter of 2005 to -59% in the second quarter of 2006. The decrease relates to the difference in product mix and the significantly higher royalty rate, including certain annual minimum payments and disputed royalty amounts expensed in the second quarter of 2006, attributable to rapid test sales compared to Incidence Test sales. In the second quarter of both 2006 and 2005, royalty and margin rates are not typical of expected future results because of the minimal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Further, in 2005 for the BED Incidence test and in 2006 for the OMT rapid tests, product costs are based on pilot-plant-sized production lots, and do not reflect the economies of scale that we expect to achieve in commercial scale operation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Research and development costs decreased by $334,000 or 47%, from $710,000 in 2005 to $376,000 in 2006. The decrease primarily reflects the elimination of our previous Rockville, Maryland facility-based R&D staff and its related operations as a result of our business restructuring in the second quarter of 2005. We continued to incur travel and other costs related to the transfer of our manufacturing technology to Thailand and China and for various international clinical trials of our rapid tests during the second quarter of 2006; however those expenses decreased compared with the level incurred during the second quarter of 2005. Offsetting the decreases noted is $64,000 of research and development expense related to our rapid tests and incurred in our Beijing Marr Chinese joint venture which did not exist in 2005.

Selling, general and administrative costs decreased by $1,092,000 or 53%, from $2,046,000 in 2005 to $954,000 in 2006. The primary components of the net decrease include the following:

      o a decrease of approximately $535,000 related to the charge for restructuring of our operations and closure of the Maryland and California facilities in the second quarter of 2005;
      o a decrease of approximately $264,000 in marketing consulting expenses
      o a decrease of approximately $285,000 in salary and benefits expenses related to the 2005 business restructuring and senior management positions which have been vacant during the second quarter of 2006, offset by an increase of approximately $106,000 in general and administrative consulting expenses to provide functions eliminated in the restructuring or required due to senior management vacancies.

Our loss from operations for the second quarter of 2006, at $1,359,000, reflects a 49% decrease compared with the $2,689,000 loss reported for the second quarter of 2005.

We recorded net interest expense of $2,492,000 for the second quarter of 2006 compared with $2,078,000 of net interest income in the second quarter of 2005, principally due to the accounting for the derivative and anti-dilution obligations of our 2005 convertible note financing which were required to be adjusted to their fair value at each balance sheet or other measurement date, with the change in value being recognized in interest expense.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The table below summarizes the components of net interest expense (in thousands):

                                                                    Quarter     Quarter
                                                                     Ended       Ended    (Increase)/
                                                                    June 30,    June 30,   Decrease
                                                                     2006        2005      expense
                                                                  ----------    -------    -------
Interest on debt instruments paid or payable in cash              $      (93)   $   (30)   $   (63)
                                                                  ----------    -------    -------

Non-cash expense composed of:
   Accrued interest on 8% Convertible Notes (to be paid by
     issuing additional Notes)                                          (122)      (162)        40
   Amortization and proportional write-off upon conversion of
     note and debenture discounts and deferred offering costs         (2,249)      (349)    (1,900)
   Mark to market adjustment of derivative and anti-dilution
     obligations arising from the April 2005 financing                    --      2,097     (2,097)
   Mark to market adjustment of anti-dilution obligations
     arising from the May and July 2004 equity financings                 --        688       (688)
   Expense attributable to warrants issued in conjunction
     with 2005 Marr Credit Facility                                       --        (71)        71
   Expense attributable to warrants issued in conjunction
     with the 2004 anti-dilution obligation                               --        (81)        81
   Expense attributable to dividends on mandatorily
     redeemable Series A preferred stock                                 (30)       (30)        --
                                                                  ----------    -------    -------
Total non-cash items                                                  (2,401)     2,092     (4,493)
                                                                  ----------    -------    -------

Total interest expense                                                (2,494)     2,062     (4,556)

Interest income                                                            2         16        (14)
                                                                  ----------    -------    -------

Net interest expense                                              $   (2,492)   $ 2,078    $(4,570)
                                                                  ==========    =======    =======

Six months ended June 30, 2006 and 2005

Our revenue from continuing operations for the second half of 2006 totaled $140,000 compared with $128,000 for the first half of 2005, an increase of $12,000 or 9%. In the first half of 2005, we also recorded $1,331,000 in revenue attributable to sales of our Legacy Business products. The revenues and costs attributable to the Legacy Business have been classified as discontinued operations upon the sale of the business in November 2005 and, accordingly, are not discussed here.

Sales of our BED incidence test began in the fourth quarter of 2004 and accounted for 100% of our first half 2005 sales from continuing operations and approximately 77% of our first half 2006 sales. The balance of our revenue for the first half of 2006 is from sales of our HIV-1/2 OMT OTC rapid test to our Middle Eastern and South African distributors.

Three customers accounted for approximately 66% of our first half 2006 revenue. Two customers purchasing the BED Incidence Test, the Chinese CDC and the US CDC Zambia Project accounted for approximately 26%, and 18%, respectively, of revenues for the first half of 2006. Our distributor for the Middle East, Joseph & Gionis, purchased OMT rapid tests that accounted for approximately 22% of first half 2006 revenue. In the first half of 2005, three customers accounted for approximately 57% our Incidence Test sales. Two international customers, one from China, the other from Sub-Saharan Africa accounted for approximately 27% and 15%, respectively, of the total Incidence Test sales and one domestic customer accounted for approximately 15% of total Incidence Test sales.

Gross margin decreased from approximately 75% of sales in the first half of 2005 to approximately 1% of sales in the first half of 2006. The decrease relates primarily to the difference in product mix and the significantly higher royalty rate attributable to rapid test sales compared to Incidence Test. Additionally, cost of sales for the first half of 2006 includes certain annual minimum payments and disputed royalty amounts expensed during the first half of 2006 that were not a part of 2005 expense. Royalty expense and margin rates for the first half of both 2006 and 2005 are not typical of expected future results due to the nominal amounts of revenue and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Further, in 2005 for the BED Incidence test and in 2006 for the OMT rapid tests, product costs are based on pilot-plant-sized production lots, and do not reflect the economies of scale that we expect to achieve in commercial scale operation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Research and development costs decreased by $572,000 or 39%, from $1,472,000 in 2005 to $900,000 in 2006. The decrease primarily reflects the elimination of our Rockville, Maryland facility-based R&D staff and their related operations as a component of the business restructuring we completed in the second quarter of 2005. We have continued to incur travel and other costs related to the transfer of our manufacturing technology to our Thailand contract manufacturer and our Chinese joint venture and for various international clinical trials of our rapid tests during the first half of 2006; however those expenses have decreased compared with the level incurred during the first half of 2005. Offsetting the decreases noted in domestic R&D spending is $221,000 of research and development expense related to our rapid tests and incurred primarily by our Beijing Marr Chinese joint venture, which did not exist in 2005.

Selling, general and administrative costs decreased by $1,215,000 or 35%, from $3,460,000 in the first half of 2005 to $2,245,000 in the first half of 2006. The primary components of the net decrease include the following:

      o a decrease of approximately $535,000 related to the second quarter of 2005 charge for restructuring of our operations and closure of the Maryland and California facilities;
      o a decrease of approximately $500,000 in marketing consulting expenses;
      o a decrease of approximately $335,000 in salary and benefits expenses related to the 2005 business restructuring and senior management positions which have been vacant during the first half of 2006, offset by an increase of approximately $489,000 in general and administrative consulting expenses to provide functions eliminated in the restructuring or required due to senior management vacancies, including $265,000 in non-cash expense related to the services of our interim Chief Executive Officer during 2006;
      o a decrease of approximately $333,000 in investor relations, public company and legal expenses; and
      o     a decrease of approximately $91,000 in travel expenses, offset by
      o an increase of approximately $292,000 of general and administrative expenses incurred by our Chinese joint ventures that were not consolidated in 2005.

Our loss from operations for the first half of 2006, at $3,143,000, reflects a 35% decrease compared with the $4,836,000 loss reported for the first half of 2005.

We recorded net interest expense of $4,289,000 for the first half of 2006 compared with $1,818,000 of net interest income in the first half of 2005, principally due to the accounting for the derivative and anti-dilution obligations of our 2005 convertible note financing which were required to be adjusted to their fair value at each balance sheet or other measurement date, with the change in value being recognized in interest expense.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The table below summarizes the components of interest income (expense) (in thousands):

                                                                Quarter    Quarter
                                                                 Ended      Ended    (Increase)/
                                                                June 30,   June 30,   Decrease
                                                                 2006       2005      expense
                                                                --------   -------    -------

Interest on debt instruments paid or payable in cash            $  (156)   $   (74)   $   (82)
                                                                -------    -------    -------

Non-cash expense composed of:
   Accrued interest on 8% Convertible Notes (to be paid by
     issuing additional Notes)                                     (280)      (162)      (118)
   Amortization and proportional write-off upon conversion of
     note and debenture discounts and deferred offering costs    (3,420)      (360)    (3,060)
   Mark to market adjustment of derivative and anti-dilution
     obligations arising from the April 2005 financing             (375)     2,097     (2,472)
   Mark to market adjustment of anti-dilution obligations
     arising from the May and July 2004 equity financings            --        506       (506)
   Expense attributable to warrants issued in conjunction
     with 2005 Marr Credit Facility                                  --        (71)        71
   Expense attributable to warrants issued in conjunction
     with the 2004 anti-dilution obligation                          --        (81)        81
   Expense attributable to dividends on mandatorily
     redeemable Series A preferred stock                            (60)       (60)        --
                                                                -------    -------    -------
Total non-cash items                                             (4,135)     1,869     (6,004)
                                                                -------    -------    -------

Total interest expense                                           (4,291)     1,795     (6,086)

Interest income                                                       2         23        (21)
                                                                -------    -------    -------

Net interest expense                                            $(4,289)   $ 1,818    $(6,107)
                                                                =======    =======    =======

Liquidity and Capital Resources

Financing Activities

In April 2005, we concluded an $8 million convertible note financing and entered into a $5.5 Million Credit Facility with Marr as described in Note 7 of the unaudited condensed consolidated financial statements. At August 3, 2006, we have the ability to issue one additional promissory note under the 2005 Credit Facility in the amount of $500,000 prior to August 31, 2006. In June 2006, we entered into subscription agreements with two accredited investors under which the investors have agreed to purchase an aggregate of 16,666,666 shares of our common stock at a price of $0.18 per share, for an aggregate of $3,000,000. At July 31, 2006, the Company had received $495,000 from one of the investors. During July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. Warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our stock at the reduced exercise price. We received approximately $258,000 in cash proceeds from the exercises and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,545,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility in lieu of cash payments for the warrants exercises.

We do not believe that our current cash and borrowing capacity is sufficient to meet our operating requirements, meet our obligations when due, fully attain our business milestones and ultimately, achieve positive cash flow and permit us to take advantage of strategic opportunities as they occur through the remainder of 2006 and beyond. We will need to arrange additional equity-based financing in 2006 to fund our operations and make the investments necessary to continue to execute our business plan. On a longer-term basis, we must achieve profitability and sustainable cash flows for our business model to succeed. If sufficient funds are not available from our operations to fund our operations and to enable us to execute our business plan or to repay amounts that may be due under our current financing arrangements, we may need to arrange additional financing, attempt to extend or otherwise modify the terms of the financing arrangements or make other arrangements. There can be no assurance that we will be able to do this. Further, there can be no assurance that we will be able to achieve expanded acceptance of or realize significant revenues from our potential new products, including our rapid tests. In addition, there is no assurance that we will achieve or sustain profitability or positive cash flows in the future. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our new rapid tests, protection of intellectual property rights, costs of developing our new products, including the necessary intellectual property rights, ability to transfer technology, set up and scale up manufacturing, obtain regulatory approvals for our new products, market acceptance of our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and our ability to raise additional capital in a timely manner. Management expects that we will be able to raise additional capital; however, we may not be able to obtain additional financing on acceptable terms, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Operating Activities

During the six months ended June 30, 2006 and 2005 we used cash of $3.0 million and $4.9 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses. In the first half of 2006, we also used cash to fund the the research and development and administrative operations of our Chinese joint ventures, which were not consolidated in 2005. In the first half of 2005, we also used cash in manufacturing our Legacy Business products.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The company determines whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the "more-likely-than-not" recognition threshold, the company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement:
A tax position that meets the "more-likely-than-not" recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on our results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments ("FAS 155). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
(v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for years beginning after September 15, 2006. We have not yet determined what impact this statement will have on our results of operations or financial position.

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

We do not believe that our cash on hand at June 30, 2006 of $157,000, the availability of an additional $500,000 under the terms of the 2005 Marr Credit Facility Agreement, the cash received from the exercise of reduced-price warrants and the anticipated proceeds from the sale of our stock under the terms of the June 2006 Subscription Agreements will be adequate to sustain our operations at expected levels beyond late 2006. Furthermore, the notes we have outstanding under the 2005 Marr Credit Facility Agreement at July 31, 2006, totaling $2,455,000, and any subsequent note we may issue, as well as the unconverted 8% Senior Convertible Notes, totaling $4,668,000 at July 31, 2006, must be repaid on April 3, 2007. We believe we will need to arrange additional equity-based financing to fund our operations and make the investments necessary to continue to execute our business plan in 2006. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.

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

As of June 30, 2006 our domestic trade accounts payable totaled $1.2 million, of which approximately $1.1 million was over sixty days past due. Further, we currently have a number of cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the six months ended June 30, 2006 was $7.1million and for the and year ended December 31, 2005 was $8.8 million. Our accumulated deficit at June 30, 2006 was $161 million. We expect operating losses to continue through 2006, as we complete the commercialization of our rapid tests, complete our international technology transfers, and conduct additional research and development and clinical trials for current and potential new products.

                Risks Related to the Market for Our Common Stock

We Have Announced Our Plans to Remove Our Common Stock from Listing on the American Stock Exchange Because We Fail to Meet Continued Listing Standards.

On June 22, 2005, we received a letter from the American Stock Exchange (the "Amex" or the "Exchange") notifying us that we are not in compliance with certain of the Amex's continued listing standards. We submitted to the Exchange a plan to regain compliance, which the Exchange accepted. On February 2, 2006 the Exchange notified us that we had not made satisfactory progress with our plan and that the Exchange was initiating immediate procedures to delist our common stock. We were granted until July 31, 2006 to demonstrate that we had regained compliance with the Exchange's continued listing standards. Failure to demonstrate that we had regained compliance with the continued listing standards based on the financial position as reported in our SEC filings as of the end of the second quarter of 2006 would have resulted in Amex beginning immediate procedure to delist our common stock. We failed to meet the continued listing standards based on the financial position that we have reported in this Form 10-QSB as of June 30, 2006 and the financing activities that we completed through July 2006. On July 31, 2006, we announced that we were voluntarily initiating the process to withdraw our common stock from trading on the Amex. We expect that our common stock will trade on the NASD Over the Counter ("OTC") Bulletin Board beginning in mid-to-late August 2006. The announcement of our decision to delist our shares from the Amex has had an initial detriment impact on our stock price. There can be no assurance that the impact on our stock price will only be temporary or that the public trading of our common stock and the ability of our stockholders to sell their shares, our trading volume or our share value may be impaired on a long-term basis as a result of our delisting from the Amex.

Our Registration of a Significant Amount of Our Stock Issuable upon Conversion of Notes or Exercise of Warrants and Eligible for Future Sale May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of our outstanding 8% Senior Convertible Notes and warrants (the "April 2005 Private Placement") and in connection with the 2005 Marr Credit Facility, we registered for resale approximately 73 million shares of our common stock, of which approximately 12.6 million shares have been issued at July 31, 2006 upon conversion of our 8% Convertible Notes and an additional 16.0 million shares are issuable upon conversion prior to April 4, 2007. During July 2006, we issued approximately 25 million registered shares of our common stock upon the exercise of re-priced warrants and there remain approximately 31 million registered shares underlying immediately exercisable warrants granted in the April 2005 Placement and in the May and July 2004 PIPEs. Upon the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. Additionally, we have granted piggyback registration rights for shares underlying an additional 12.5 million warrants granted in conjunction with the exercise of repriced warrants and we expect to issue approximately 16.7 million shares in conjunction with the June 2006 Subscription Agreements. The issuance of all of such shares would increase by approximately 40% the number of shares currently outstanding, essentially all of which are also registered and freely tradable. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through July 31, 2006, we have issued approximately 218 million shares of our common stock and raised approximately $155 million. We have 800 million shares authorized for issuance. After considering the share reserves required for our recent financings, we have the ability to issue approximately 400 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we expect to continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2005, we issued approximately 0.7 million shares and approximately 1.6 million options at market in payment of consulting services. In the first half of 2006, we issued approximately 1.8 million shares in payment of consulting and other services. In addition to the potential dilutive effect of issuing a large number of shares or options, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock.

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.10 per share and as high as $0.35 per share in the twelve months ended July 31, 2006. We believe that some of the factors leading to the volatility include:

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

We have begun examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act ("SOA"), as required for our Annual Report on Form 10-KSB for the year ending December 31, 2007, or other deadline for compliance, if extended. While we expect to meet the requirements of the SEC's Guidelines under SOA, there can be no assurance that we will, nor can we estimate at this time the cost of achieving compliance under the rules - which for many smaller companies has been a material portion of their revenue and/or profits. In addition, if we fail to maintain the adequacy of our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Additionally, as a result of the 1:30 reverse split of our common stock that became effective in May 2003, we currently have over 400 million shares of common stock that could be issued for financing or other purposes. Dilution resulting from such issuance could also adversely affect the rights of our current common stockholders. Further restructuring, if approved by the stockholders, would further increase the number of shares available for future financings and would result in additional dilution to the current common stockholders.

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

                          Risks Related to Our Business

We May Not Be Able to Retain and/or Attract Key Executives and Other Personnel.

As a result of the restructuring plan we implemented in 2005, a number of our key executives and senior administrative, marketing, quality systems and research and development personel and staff left the company rather than transition to the new operation in Oregon when we closed our Rockville and Pleasanton facilities. Further, two of our senior executives resigned in late 2005 and certain senior employees have resigned during the first half of 2006. As a small company, our success depends on the services of key employees in these positions. Our inability to replace or attract key employees in certain positions as a result of our financial condition or for other reasons could have a material adverse effect on our operations.

We Have Historically Depended for Our Revenues Upon the Viability of Our ELISA Products -- the HIV-1 Urine-Based Screening Test and the Urine and Blood Based Supplemental Tests - Which We Have Sold.

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

We are Dependent Upon Patents, Licenses and Other Proprietary Rights From Third Parties.

To facilitate the development and commercialization of a proprietary technology base for our rapid test products, we have obtained licenses to patents or other proprietary rights from other parties. Obtaining such licenses has required the payment of substantial amounts and will require the payment of royalties to maintain them in the future. We believe that the licenses to the technologies we have acquired are critical to our ability to sell our rapid tests currently being commercialized and other rapid tests that we may plan to develop and/or commercialize in the future.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We May Not be Able to Successfully Develop and Market New Products That We Plan to Introduce.

In addition to our rapid HIV-1/2 diagnostic tests, we plan to develop and/or commercialize other diagnostic products for other infectious diseases or health conditions. We, along with the United States Centers for Disease Control and Prevention, are assessing the feasibility of a rapid syphilis diagnostic test and also plan to develop a blood-based rapid HIV test for diagnostic and surveillance purposes. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products, successfully transfer the technology for commercial-scale manufacturing to either internal, joint venture or outsourced manufacturers or meet regulatory requirements or resolve potential patent licensing or government distribution or licensing requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

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

We have engaged a domestic contract manufacturer to produce our BED incidence tests and another in Thailand to produce our rapid HIV tests and we plan to establish manufacturing operations in China through our affiliate. We intend to subsequently introduce a new line of products using the recently acquired Ani technology platform, and again expect to rely on outsourced or overseas manufacturing organizations. Initially, none of these entities will have more than limited experience, if any, in manufacturing our products and will have no experience in manufacturing them in commercial quantities. Furthermore, our rapid tests are not yet approved for sale in Thailand, which precludes us from selling them in countries in which approval in the country of manufacture is a prerequisite to local product approval. While outsourcing our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, it may also subject us to problems in such areas as:

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

      o transferring the technology from the laboratory or pilot operation to the contract manufacturer on a commercial scale;

      o lack of technical knowledge regarding regulated proceduresand the ability of the contract manufacturer to obtain and maintain the nbecessary GMP or other regulatory certifications;

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

      o we will obtain market acceptance in the medical or public health community, including government and humanitarian funding sources critical in many international markets, which are essential for acceptance of our products; or that the relationships we develop with humanitarian agencies or their intermediaries will prove to be reliable and sustainable; or

      o if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We Face Intense Competition in the Medical Diagnostic Products Market and Rapid Technological Advances by Competitors.

Competition in our diagnostic market is intense and we expect it to increase. Many of our competitors have significantly greater financial, marketing and distribution resources than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective than ours. In addition, if acceptance for oral fluid testing expands, we may experience competition from companies in areas where intellectual property rights may not be as stringent as in the United States. These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products' market share. Further, the greater resources of our competitors could enable them to develop competing products more quickly so as to make it difficult for us to develop a share of the market for these products. By having greater resources, our competitors may also be able to respond more quickly to technology changes in the marketplace and may be able to obtain regulatory approval for products more quickly than we can. Our future success will depend on our ability to remain competitive with other developers of medical devices and therapies.

A Viable Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our rapid HIV tests currently being commercialized, rapid HIV tests that we expect to develop and other new products or technologies that may be developed or acquired. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited resources with which to stimulate market interest in and demand for our products and limited evidence on which to evaluate the market's reaction to products that may be developed. Consequently, there can be no assurance that any of our products will obtain market acceptance and fill the market need that is perceived to exist. Additionally, although we plan to introduce an over the counter HIV diagnostic test for the domestic market, there can be no assurance regarding the timeline for which or certainty that the FDA will develop protocols for evaluation and approval of such a product.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

      o customer concerns about the stability of our business which could cause them to seek alternatives to our product.

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Among the critical items we purchase from qualified sole source suppliers are various conjugates, and HIV-positive and HIV-negative testing samples. Any delay or interruption in the supply of these or other sole source components could have a material adverse effect on us by significantly impairing our or our contract manufacturer's ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, if our financial condition impairs our ability to pay for critical components on a timely basis, our suppliers may delay or cease selling critical components to us, which could also restrict our ability to manufacture. We typically do not have long-term supply agreements with these suppliers, relying instead on periodic purchase orders to acquire materials with the result that suppliers could delay or decline to ship components until payment is made in advance or on a COD basis.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Terrorist attacks or regional conflicts and subsequent governmental responses to these attacks could cause further economic instability or lead to further acts of terrorism in the United States and elsewhere. These actions could adversely affect economic conditions outside the United States and reduce demand for our products internationally. Terrorist attacks could also cause regulatory agencies, such as the FDA or agencies that perform similar functions outside the United States, to focus their resources on vaccines or other products intended to address the threat of biological or chemical warfare. This diversion of resources could delay our ability to obtain regulatory approvals required to manufacture, market or sell our products in the United States and other countries.

Our business model and future revenue forecasts call for a significant expansion of sales in the People's Republic of China as well as in Africa, India and elsewhere upon successful commercialization of our rapid test products. Should conditions beyond our control, such as disease outbreaks, natural disasters, war or political unrest, redirect attention from the worldwide HIV/AIDS epidemic or concern for other STD's, if and when we are able to develop and introduce such diagnostic products, our customers' ability to meet their contractual purchase obligations and/or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms that are not substantially dilutive to our stockholders, or we may have to curtail our operations, or both.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer ("CEO") and principal financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the "Controls Evaluation") as of June 30, 2006.

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

Effective January 1, 2006, we have begun consolidating our interests in Beijing Calypte and Beijing Marr. We have concluded that the disclosure controls and procedures for our consolidated entity are currently not effective and we are evaluating and implementing procedures to remediate the deficiencies.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2006, a complaint was filed by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the "Complainants") in the Superior Court of the State of California in and for the County of Los Angeles - Central District against us and certain of our current and former officers seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. In September 2002, we entered into a purchase agreement with Mercator Momentum Fund ("Mercator") pursuant to which Mercator committed to purchase debentures convertible into our common stock in a number of tranches in the aggregate face value amount of $2,000,000 (the "Debentures"). Mercator assigned certain of its rights to purchase the Debentures to the Complainants, among others. The Complainants were entitled to purchase Debentures in an aggregate face value amount of $60,000 according to the terms of an agreement among Mercator, the Complainants and other parties purchasing rights to the Debentures (the "Transaction"). On August 25, 2003, prior to the closing of the Transaction, the Complainants delivered Notices of Conversion of their Debentures. We have attempted to honor the conversion of the Debentures as of the closing date of the Transaction, but the Complainants have refused to accept such conversion. On June 26, 2006 the complaint was amended so that only a breach of contract claim against the Company remains. On that date, the other defendants and claims were dismissed. We believe that the claims made by the Complainants and the Complainants' request for money are unmeritorious and that the outcome of the lawsuit will not have a material adverse effect on our business, financial condition or results of operations.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Unregistered sales of securities and use of proceeds

The following tables summarize our issuance of securities for the most recent three years. All proceeds have been used for general corporate purposes and to facilitate the development and commercialization of our rapid HIV diagnostic tests. All figures reported are in thousands except share prices.

       SUMMARY OF RECENT FINANCINGS - SEPTEMBER 2002 TO AUGUST 3, 2006

                                                                         Total
                                                    Gross       Net      Shares
Financing Source                                  Proceeds  Proceeds     Issued
-----------------------------------------------  ---------  ---------  ---------
Mercator 12% and 10% Debentures                  $   4,550  $   3,650   37,529.5
Marr 2003 Private Placements                        12,500     11,900   28,333.3
May 2004 PIPE (1)                                    9,300      8,769   29,353.1
July 2004 PIPE (2)                                   1,488      1,384    4,696.5
April 2005 8% Convertible Notes and
   Warrants (3)                                      8,000      7,667   10,438.0
July 2006 PIPE (4)                                     495        495       --
July 2006 Warrant Re-pricing (5)                     3,762      3,762   25,080.5
                                                 ---------  ---------  ---------

  Total                                          $  40,095  $ 37,6270  135,430.9
                                                 =========  =========  =========

(1) Shares issued includes 6,103,125 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

(2) Shares issued includes 976,501 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

(3) We have issued approximately 10.4 million shares upon the conversion of approximately $3,131,000 face amount of the 8% Convertible notes, including interest notes, and no shares upon the exercise of the originally-priced warrants. See Note (5) regarding the repayment of certain notes from the exercise of re-priced warrants. The remaining notes, following the repayments described in Note (5), are convertible at $0.30 per share into an aggregate of approximately 16.0 million shares of common stock; the Series A warrants are currently exercisable at $0.325 per share to purchase an aggregate of 17,333,333 shares of common stock and the Series B warrants are currently exercisable at $0.325 per share to purchase an aggregate of 7,800,000 shares of common stock. We have issued an aggregate of $783,000 face amount of 8% Convertible Notes in payment of interest in July and October 2005 and January, April and July 2006. These notes are convertible into approximately 2.6 million shares of our common stock, of which approximately 1.4 million shares have been converted.

(4) In June 2006, we entered into subscription agreements with two accredited investors who agreed to purchase an aggregate of 16,666,666 shares of the Company's common stock at a price of $0.18 per share, for an aggregate of $3,000,000, in private placement transactions. At August 3, 2006, we have received $495,000 in proceeds from one of the investors.

(5) During July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 PIPEs, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. We also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the "Additional Warrants"), equal in amount to 50% of the warrants exercised. Warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our stock at the reduced exercise price. We received approximately $258,000 in cash proceeds from the exercises and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and accrued interest and $2,545,000 of our 7% Promissory Notes and accrued interest issued under the 2005 Marr Credit Facility in lieu of cash payments for the warrant exercises. We issued the Additional Warrants to purchase approximately 12,540,000 shares of our common stock on August 3, 2006. The Additional Warrants become exercisable six months after their issuance, on February 3, 2007, and have a term of one year after issuance.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


         DETAIL OF RECENT FINANCINGS - SEPTEMBER 2002 TO AUGUST 3, 2006

                                                                                                   Calypte           Shares
Financing Type and                        Conversion       Gross         Net       Transaction     Closing         Issued/ $
Investor (1)                               Feature       Proceeds      Proceeds       Date          Price         Redeemed (2)
------------                               -------       --------      --------       ----          -----         ------------
Mercator 12% and 10% Debentures (3)

12% Convertible Debentures
Mercator Momentum Fund, L.P. ($2,000        85% of the      $ 550     $345 (5)        9/12/02         $3.00       4,866.4(4)/$550
total commitment) (3)                       average of
                                          the 3 lowest
Mercator assigned its rights to:               trading
   Alpha Capital AG                         prices for        250          250        7/24/03        $0.115         2,673.8/ $250
   Gamma Opportunity Capital                    the 20        250          250        7/24/03        $0.115         2,685.6/ $250
     Partners, LP                         trading days
   Goldplate Investment Partners             preceding        250          250        7/24/03        $0.115         2,673.8/ $250
   Marr Technologies, B.V. (11)             conversion        570          570         9/1/03        $0.498         5,181.8/ $570
                                                        ---------    ---------
                                                   (7)      1,870        1,665
   Dr. Khalid Ahmed                                            50           50        10/2/03        $1.310             84.6/ $50
   Roger Suyama                                                20           20        10/2/03        $1.310             33.8/ $20
   Logisticorp, Inc. (3)                                       20           20        10/2/03        $1.310                     -
   Southwest Resource Preservation
     Inc. (3)                                                  40           40        10/2/03        $1.310                     -
                                                        ---------    ---------                                   ----------------
                                                           $2,000       $1,795                                   18,199.8/ $1,940
                                                        ---------    ---------                                   ----------------




Mercator Momentum Fund, L.P.                80% of the       $300         $260       10/22/02         $3.90         0/ $300 (7)
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not less
                                            than $1.50

Mercator Momentum Fund L.P.  (10)           70% of the       $300         $245        4/29/03        $0.825       3,475.7/ $300
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $1.20

Mercator warrant                             $3.00 per         $0           $0       10/22/02         $3.90                   0
                                                share


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


10% Convertible Debentures

Mercator Focus Fund, L.P. (9)               80% of the     $1,000     $510 (6)        1/14/03         $1.92     7,941.1/ $1,000
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00

Mercator Momentum Fund, L.P. (9)            80% of the       $450         $440        1/30/03         $1.86       2,857.7/ $450
                                            average of
                                          the 3 lowest
                                               trading
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $3.00
Mercator Focus Fund, L.P. (9)                                $400                     3/13/03         $1.47       3,428.9/ $400
 Mercator Momentum Fund III, L.P.           65% of the        100                                                 1,626.3/ $100
                                            average of  ---------                                                ----------------
                                          the 3 lowest       $500         $400                                    5,055.2/ $500
                                               trading  ---------    ---------                                   ----------------
                                            prices for
                                                the 20
                                          trading days
                                             preceding
                                           conversion,
                                          but not more
                                            than $2.10
   Total Mercator Debentures                               $4,550       $3,650                                   37,529.5/ $4,490
                                                        =========    =========                                   ================


Marr Private Placements

PIPE at $0.30 per share
Marr Technologies B.V. (8)(10)              $0.30 per       $2,500      $2,300        8/1/03          $0.152             8,333.3
                                                share
PIPE at $0.50 per share
Marr Technologies B.V. (8)(10)              $0.50 per      $10,000      $9,600        9/1/03          $0.498            20,000.0
                                               trading  ---------    ---------                                   ----------------

 Total Marr Private Placements                             $12,500     $11,900                                          28,333.3
                                                        =========    =========                                   ================


                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


May 2004 Private Placement

 PIPE at $0.40 per share (11)(13)               Units
    SF Capital Partners Ltd.                issued at       $4,000        $3,720       5/28/04        $0.50           12,625.0
    Marr Technologies BV                       $0.40,        3,000         2,910       5/28/04        $0.50            9,468.8
    Proximity Fund LP                       including          500           465       5/28/04        $0.50            1,578.1
    Proximity Partners LP                      shares          500           465       5/28/04        $0.50            1,578.1
    MTB Small Cap Growth Fund              and 5 year          500           465       5/28/04        $0.50            1,578.1
    MTB Multi Cap Growth Fund                 warrant          500           465       5/28/04        $0.50            1,578.1
    Bridges & PIPES LLC                   exercisable          300           279       5/28/04        $0.50              946.9
                                         at $0.50 per    ---------    ---------                                   ------------
                                                share
       Total May 2004 PIPE                                  $9,300       $ 8,769                                      29,353.1
                                                         =========    =========                                   ============

July 2004 Private Placement

 PIPE at $0.40 per share (11)(13)               Units
    Sunrise Equity Partners, L.P.           issued at        $ 750          $698        7/9/04       $0.615            2,367.2
    Amnon Mandelbaum                           $0.40,           80            74        7/9/04       $0.615              252.5
    David I. Goodfriend                     including            8             7        7/9/04       $0.615               25.3
    TCMP3 Partners                             shares          150           140        7/9/04       $0.615              473.4
    United Capital Partners, LLC           and 5 year          500           465        7/9/04       $0.615            1,578.1
                                              warrant    ---------     ---------                                   -----------
       Total July 2004 PIPE               exercisable      $ 1,488       $ 1,384                                       4,696.5
                                         at $0.50 per    =========     =========                                   ===========
                                                share

April 2005 Secured 8% Convertible
Notes and Warrants (12)
    SF Capital Partners Ltd.                    Notes      $ 4,000        $3,720        4/4/05        $0.27        7,791.8/$2,000
    Marr Technologies BV                  convertible        2,800         2,800        4/4/05        $0.27             - /     -
    Morningtown Limited                  at $0.30 per          450           450        4/4/05        $0.27             - /     -
    Smithfield Fiduciary LLC               share plus          500           465        4/4/05        $0.27        1,759.7/$  500
    Iroquois Master Fund Ltd.                  5 year          250           232        4/4/05        $0.27          886.5/$  250
                                          exercisable    ---------     ---------                                   --------------
                                             warrants
                                            at $0.325      $ 8,000       $ 7,667                                  10,438.0/$2,750
                                            per share      =======       =======                                  ===============

June 2006 Private Placement
 PIPE at $0.18 per share (14)
    Tanfield International Limited                           $ 495         $ 495       6/19/06        $0.21                     -
                                                           =======       =======                                  ===============

July 2006 Warrant Re-pricing(15)
    Marr Technologies BV                        Prior       $2,545        $2,545       7/21/06        $0.19      16,954.6 / $2,545
    SF Capital Partners Ltd.                 warrants          525           525       7/21/06        $0.19        3,500.0 / $ 525
    Morningtown Limited                     re-priced          326           326       7/21/06        $0.19        2,175.0 / $ 326
    Merchant Intercapital                    to $0.15          108           108       7/21/06        $0.19          721.3 / $ 108
    Capstone Investments, et al             per share          170           170       7/21/06        $0.19        1,133.3 /   N/A
    Bridges & PIPES LLC                      plus 50%           44            44       7/21/06        $0.19          293.1 /   N/A
    TCMP3 Partners                            warrant           44            44       7/21/06        $0.19          293.1 /   N/A
                                             coverage      -------       -------                                 -----------------
                                                            $3,762        $3,762                                 25,080.5 / $3,504
                                                            ======        ======                                 =================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


---------------------
     (1) The Mercator 12% and 10% Debentures and warrants, the Common Stock underlying the 2003 PIPEs with Marr, the May 2004 and the July 2004 PIPEs and their related warrants and the April 2005 Secured 8% Convertible Notes and Warrants were issued under exemptions provided by Regulation S or Regulation D. With the exception of Marr Technologies B.V. ("MTBV" or "Marr"), which has identified itself as an affiliate of the Company in public filings with the SEC, none of the entities listed above is or has been an affiliate of the Company. Other than MTBV, all of the listed investors were subject to ownership limitations restricting their ownership of our stock to a maximum of 4.9% or 9.9%, depending on the specific agreement.

     (2) On July 18, 2003, the registration statement for shares underlying the $1,300,000 of the Mercator 12% and 10% Convertible Debentures and certain previous financings became effective (File No. 333-106862). As a result of a decline in the market price of our stock subsequent to the effective date of the July 2003 registration statement, the number of shares registered was insufficient to permit the complete conversion of the notes and debentures into registered shares. The shares underlying the convertible securities have become eligible for resale under Rule 144, and certain investors have availed themselves of that eligibility to convert restricted shares issued pursuant to conversions into free-trading shares. On July 8, 2004, the registration statement for 83,056,050 shares underlying Marr Private Placements, the May 2004 PIPE, certain of the Mercator 12% Convertible Debentures, approximately 12.2 million additional shares attributable to financings included in the July 2003 registration statement and approximately 3.3 million shares issued or issuable to vendors consultants and other parties who agreed to accept shares of our Common Stock in lieu of cash became effective (File No. 333-116491). On July 28, 2004, the registration statement for 6,472,800 shares of our Common Stock underlying the July 2004 PIPE and related warrants became effective (File No. 333-117439). On July 1, 2005, the registration statement for 73,198,583 shares of our Common Stock underlying the April 2005 Convertible Notes and Warrants transaction and the 2005 Marr Credit Facility warrants and other related warrants became effective (File No. 333-125051). On July 22, 2005, the registration statement for 8,332,803 shares of our Common Stock underlying the anti-dilution entitlements (both Common Stock and additional warrants) of our May 2004 and July 2004 PIPEs triggered by the April 2005 Notes and Warrants transaction became effective (File No. 333-126460). We have not yet filed registration statements for the shares underlying the June 2006 PIPE or the Additional Warrants.

     (3) At August 3, 2006, the holders have converted all but $60,000 of principal of the convertible debentures issued to Mercator or its assignees since September 2002. The debentures matured on October 2, 2005. Based on current market prices, we estimate that we would be required to issue approximately 0.7 million additional shares of our common stock if the holders elected to convert the remaining principal and accrued interest of their debentures at this time. The holders claim an earlier transaction date with respect to a conversion of the debentures, which we dispute. Assuming immediate conversion at the earlier, disputed transaction date, the number of shares of common stock issuable would be an aggregate of approximately 0.6 million. While reserving our rights with respect to the number of shares calculated as issuable based on the disputed transaction date, we registered that number of shares of Common Stock in our June 15, 2004 registration statement pending resolution of the dispute. See Legal Proceedings in Part II, Item 1 of this Form 10-QSB for additional information.

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

     (11) In conjunction with the May 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 35% of the number of shares purchased by the investor. In conjunction with the July 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 70% of the number of shares purchased by the investor. The shares issued pursuant to the May 2004 PIPE and the July 2004 PIPE and the related warrants for each have an anti-dilution feature that require us to issue additional shares to the PIPE investors and modify their warrants if we subsequently issue additional equity at a per share price of less than $0.40 for a period of one year from the respective closing dates, except under the provisions of previously outstanding convertible debt, option plans, or option or warrant agreements. See Notes (13) and (15).

      (12) Under the terms of the purchase agreements, we issued an aggregate of $8.0 million of Secured 8% Senior Convertible Notes having a term of two years and convertible into 26,666,667 shares of common stock at $0.30 per share; Series A warrants to purchase an aggregate of 26,666,667 Warrant Shares, with each Series A warrant exercisable after October 4, 2005 at an exercise price of $0.325 per share and having a 5 year term; and Series B warrants to purchase an aggregate of 12,000,000 Warrant Shares, with each Series B warrant exercisable after October 4, 2005 at an exercise price of $0.325 per share and having a term of 5 years. After October 4, 2006 and if the daily volume weighted average price of our common stock is greater than $0.60 for 20 consecutive trading days and subject to certain trading volume restrictions, we have the right to force the conversion of any unconverted Notes into shares of our common stock. After October 4, 2005 and if the daily volume weighted average price of our common stock is greater than approximately $0.542 for 20 consecutive trading days and subject to certain trading volume restrictions, we have the right to force the exercise of the Series B Warrants, which would result in proceeds to us of approximately $3.1 million. See Note (15).

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


As approved by our stockholders and under specified conditions, the Purchase Agreement and Series A Warrant provide for anti-dilution adjustments in the conversion price of the Notes and the exercise price of the Series A Warrant in the event we issue shares of common stock or common stock equivalents, as defined in the agreements, within one year of the closing date at a price less than $0.30 per share with respect to the Notes or at less than $0.325 with respect to the Series A Warrant. These adjustment provisions terminated (i) upon the earlier of one year or upon conversion of an investor's Note and (ii) upon the earlier of one year or upon exercise of an investor's Series A Warrant.

      (13) On April 4, 2005, when the market price of our common stock was $0.27 per share, we and the investors who are parties to securities purchase agreements and warrants dated as of May 28, 2004 or July 9, 2004 (the 2004 PIPEs) agreed to amend the 2004 PIPES with respect to anti-dilution rights granted therein so that they did not become effective unless and until they were approved by our stockholders, which approval we received at our annual meeting of stockholders held on June 30, 2005. In consideration of the amendment, we have issued to each investor in the 2004 PIPES additional shares of common stock and a warrant to purchase additional shares of common stock for no additional consideration from the investor. Additionally, the exercise price of the aggregate of approximately 10.7 million warrants issued in the 2004 PIPEs was reduced from $0.50 per share to $0.45 per share. On June 30, 2005, we issued approximately 7.1 million additional shares of common stock and additional warrants to purchase approximately 1.3 million additional shares of our Common Stock at an exercise price of $0.325 per share under the terms of the amendment. See Note (15).

      (14) On June 19, 2006, when the market price of our common stock was $0.21 per share, we entered into subscription agreements with Tanfield International and International Credit Bank, two accredited investors, who agreed to purchase an aggregate of 16,666,666 shares of the Company's common stock at a price of $0.18 per share, for an investment of $1,500,000 each. At August 3, 2006, we have received $495,000 in proceeds from Tanfield International. .

      (15) Between July 7 and July 14, 2006, when the market price for our common stock ranged between $0.18 and $0.20 per share, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. We also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the "Additional Warrants"), equal in amount to 50% of the warrants exercised. We issued the Additional Warrants on August 3, 2006 and they will become exercisable 6 months after their issuance, on February 3, 2007 and have a term of one year after issuance. We granted piggyback registration rights for the shares underlying the Additional Warrants. Warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our stock at the reduced exercise price. We received approximately $258,000 in cash proceeds from the exercises and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,545,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility in lieu of cash payments for the warrant exercises. We issued Additional Warrants to purchase approximately 12,540,000 shares of our common stock.


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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

     On May 26, 2004, when the market price of our Common Stock was $0.46 per share, we and Marr again agreed to amend the Marr Credit Facility whereby Marr committed to subscribe for up to $5,000,000 of Promissory Notes that we might issue through December 31, 2004, should our Board of Directors unanimously approve the issuance of one or more such notes before the expiration of the commitment period. At that time, Marr had two designated representatives serving on our Board of Directors. Any Notes issued pursuant to this second amendment would bear interest at 9% per annum and have a maturity date of May 31, 2005. The $5,000,000 amount available under the amended Marr Credit Facility was to be reduced by the amount of any equity financing we might obtain after the May 26, 2004 effective date of the second amendment and through the December 31, 2004 commitment period, exclusive of the proceeds from the May 2004 Private Placement. Accordingly, the commitment was reduced to approximately $3.6 million as a result of the closing of the July 2004 PIPE. As consideration for the extension of the commitment period reflected in the second amendment of the Marr Credit Facility, we issued to Marr a warrant to purchase 500,000 shares of our Common Stock at an exercise price of $0.40 per share. This warrant was immediately exercisable and expired unexercised two years from its date of issuance, on May 26, 2006. The shares underlying these three warrants were included in our June 15, 2004 registration statement. We issued no Notes under the Marr Credit Facility prior to its expiration.

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

     In connection with the 2005 Credit Facility, on April 4, 2005, we issued to Marr a 5-year warrant, exercisable after October 4, 2005, to purchase 500,000 shares of our common stock at an exercise price of $0.40 per share. Under certain conditions, the warrant provides for anti-dilution and other adjustments to the exercise price of the warrant in the event we issue shares of common stock or common stock equivalents, as defined in the warrant, within one year of the issue date at a price less than the exercise price. This provision terminates onApril 3, 2006. We also granted Marr a right of participation in any future offerings we may undertake within one year of the warrant issue date. Marr exercised this warrant in July 2006 in connection with the warrant re-pricing transactions discussed in Note (15) in the Detail of Recent Financing above.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


     On November 30, 2005, when the market price of our common stock was $0.16, we and Marr amended the 2005 Credit Facility to extend the term under which we may issue promissory notes from December 31, 2005 until April 3, 2006. The interest rate for promissory notes issued under the amendment was lowered to 7% per annum from 9% per annum. The term of any promissory notes issued under the amendment was extended so that such promissory notes will become due on April 3, 2007, instead of the later of twelve months from the issuance date or May 31, 2006. The issuance of promissory notes under the terms of the amendment now requires approval by a majority of a quorum of our Board of Directors, instead of the entire Board of Directors. We granted Marr a security interest in our assets, up to an aggregate maximum of $6,000,000, to secure the repayment of monies borrowed under the terms of the amended agreement. We may use the proceeds from the issuance of promissory notes under the amended agreement for general corporate purposes, including investments in our international subsidiaries. Effective on February 22, 2006, when the market price of our common stock was $0.21 per share, we again amended the 2005 Credit Facility to extend the period in which we may issue promissory notes through July 31, 2006. Effective on July 26, 2006, when the market price of our common stock was $0.17 per share, we again amended the 2005 Credit Facility to extend the period in which we may issue promissory notes through August 31, 2006. Through August 3, 2006, we have issued promissory notes having an aggregate face value of $5.0 million under the amended terms of the 2005 Credit Facility and have the right to issue one additional note in the face amount of $0.5 million. In conjunction with the warrant re-pricing and exercise transaction discussed in Note (15) in the Detail of Recent Financing table above, on July 21, 2006, we used the proceeds from Marr's warrant exercises to repay approximately $2,545,000 of notes issued under the 2005 Credit Facility.

Warrants, Options and Stock Grants

Since January 2003, we have entered into and/or extended various contracts and agreements with consultants and others who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. We have obtained various services under these arrangements, including legal, financial, business advisory, and other services. We have, from January 2003 through March 31, 2006, issued approximately 15.3 million shares of our common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 7.9 million shares were issued during 2003, 1.7 million shares were issued in 2004, 3.9 million shares were issued in 2005 and 1.8 million shares were issued in the first half of 2006.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


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

During the first quarter of 2006, we issued an aggregate of 120,089 shares of our common stock as compensation under a consulting contract at prices ranging from $0.16 to $0.21 per share, based on the then-current market price of our stock. During the second quarter of 2006, we issued an additional aggregate of 113,258 shares of our common stock at prices ranging from $0.18 to $0.22 per share as compensation under this consulting contract. Also during the second quarter of 2006, when the market price of our common stock was $0.20 per share, we issued 270,000 shares of our common stock to a service provider assisting us with our public company obligations.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES



Item 4. Submission of Matters to a Vote of Security Holders We did not submit any matters to a vote of security holders during the second quarter of 2006.

Item 5. Other information - Subsequent Events

Issuance of 8% Notes in payment of interest and Conversion of Notes The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective July 4, 2006, we issued an aggregate of approximately $114,000 of Secured 8% Convertible Notes in payment of quarterly interest (the "July 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and on the July and October 2005 Interest Notes and the January and April 2006 Interest Notes (collectively, the "Interest Notes"). The July 2006 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the Interest Notes, except both they and the April 2006 Interest Notes do not have anti-dilution provisions. We did not issue additional warrants in conjunction with the July 2006 Interest Notes.

Repricing and exercise of Warrants, Conversion and repayment of Notes During July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. We also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the "Additional Warrants"), equal in amount to 50% of the warrants exercised. The Additional Warrants were issued on August 3, 2006 and will become exercisable 6 months after their issuance, on February 3, 2007, and will have a term of one year after issuance. We granted piggyback registration rights for the shares underlying the Additional Warrants. Warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our stock at the reduced exercise price. Certain of the Warrant holders exercised their warrants and, in lieu of paying cash to us, cancelled our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,545,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility. We also received approximately $258,000 in cash proceeds from the exercises. The warrant holders who exercised the re-priced warrants received Additional Warrants to purchase an aggregate of approximately 12,540,000 shares of our common stock.

Marr exercised all of its outstanding warrants and purchased approximately 16,965,000 shares of our common stock. Marr remains our largest stodkholder, now holding approximately 30% of our outstanding common stock.

Funds Received under Subscription Agreements

On July 25, 2006, we received cash of $495,000 from one of the investors with whom we had entered into a Subscription Agreement.

Amendment of 2005 Credit Facility Agreement with Marr

Effective July 26, 2006, we and Marr agreed to extend until August 31, 2006 the period in which we may issue a 7% Promissory Note under the terms of the 2005 Credit Facility. We have the right to issue one additional Promissory Note in the amount of $500,000.

Common Stock withdrawn from trading on the American Stock Exchange

On July 31, 2006, we notified the American Stock Exchange ("Amex") that our Board of Directors had approved withdrawing our common stock from trading on the Amex. The Amex had previously informed us that we were not in compliance with the Exchange's continued listing standards and would need to demonstrate that we had regained compliance with the standards by July 31, 2006 or the Amex would commence de-listing procedures. We were not in compliance with the continued listing standards at July 31, 2006. We expect that our common stock will trade on the NASD Over-the-Counter Bulletin Board under a new trading symbol when the de-listing from the Amex becomes effective in August 2006.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

  10.170 Form of Subscription Agreement between the Company and two investors for the purchase of an aggregate of $3 million of the Company's common stock effective June 19, 2006.

  10.171 Employment Agreement between the Company and Roger I. Gale dated as of June 28, 2006.

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K filed during the second quarter of 2006 and thereafter through August 3, 2006:

   Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers;
      Election of Directors; Appointment of Principal Officers- filed May 8, 2006 - Announcing the appointment of Roger I. Gale as Chief Executive Officer, including the Company's press release dated May 8, 2006.

   Form 8-K regarding Item 7.01 Regulation FD Disclosure - filed May 18, 2006 -
      Providing the prepared remarks of Messrs. Roger Gale and Theodore Gwin for the Investor Webcast reporting the Company's financial results for the quarter ended March 31, 2006 held on May 18, 2006.

   Form 8-K regarding Item 1.01 Entry into a Material Definitive Contract - filed June 23, 2006 - Announcing the Company's execution of Subscription Agreements with two investors for the sale of an aggregate of $3 million of its Common Stock, including the Company's press release dated June 23, 2006.

   Form 8-K/A (No. 1) regarding Item 5.02 Departure of Directors or Principal
      Officers; Election of Directors; Appointment of Principal Officers- filed July 5, 2006 - Announcing the terms of the Employment Agreement dated June 28, 2006 between the Company and Roger I. Gale for Mr. Gale's service as the Company's President and Chief Executive Officer.

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


                                   CALYPTE BIOMEDICAL CORPORATION
                                  (Registrant)



Date: August 4, 2006               By:    /s/ Theodore R. Gwin
                                       ------------------------------------

                                   Theodore R. Gwin
                                   Chief Financial Officer
                                   (Principal Accounting Officer)