Form 10QSB
period 2006-09-30
CALYPTE BIOMEDICAL CORP
filed 2006-11-06
CIK 899426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

      The registrant had 220,954,738 shares of common stock outstanding as of November 2, 2006.

================================================================================

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  Financial Information

  Item 1.   Consolidated Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets as of
              September 30, 2006 and December 31, 2005 ..............       3

            Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2006
              and 2005 ..............................................       4

            Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2006 and 2005 .....................       5

            Notes to Condensed Consolidated Financial Statements ....       7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................      24

  Item 3.   Controls and Procedures .................................      49

PART II. Other Information

  Item 1.   Legal Proceedings .......................................      50

  Item 2.   Unregistered Sales of Securities and Use of Proceeds ....      51

  Item 4.   Submission of Matters to a Vote of Security Holders .....      52

  Item 5.   Other Information - Subsequent Events ...................      52

  Item 6.   Exhibits and Reports on Form 8-K ........................      52

SIGNATURES ..........................................................      53

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                September 30,   December 31,
                                                                                    2006            2005
                                                                                -------------   ------------
                                                                                 (Unaudited)      (Note 1)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                       $     366      $     492
  Accounts receivable, net of allowance of $1 and $17 at September 30, 2006
    and December 31, 2005, respectively                                                   3             53
  Inventory, net                                                                        343            147
  Prepaid expenses                                                                      345            233
  Deferred debt issuance costs, net of accumulated amortization of $661 and
    $391 at September 30, 2006 and December 31, 2005, respectively                      128            620
  Other current assets                                                                    7              5
                                                                                  ---------      ---------
        Total current assets                                                          1,192          1,550

Property and equipment, net                                                           1,298            136
Intangible assets, net of accumulated amortization of $164 at
  September 30, 2006                                                                  2,770          2,934
Deposit on China facility acquisition                                                 2,119             --
Other assets                                                                          1,078            970
                                                                                  ---------      ---------
                                                                                  $   8,457      $   5,590
                                                                                  =========      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                           $   3,800      $   4,029
  Debentures payable                                                                     60             60
  Advances from related parties                                                       1,871             --
  8% Convertible Notes payable, net of discount of $2,024 and $6,257 at
    September 30, 2006 and December 31, 2005, respectively                            2,768          1,996
  7% Notes payable to a related party                                                 3,057          1,500
  Capital lease obligations - current portion                                           177            174
  Current liabilities of discontinued operations                                        190            321
                                                                                  ---------      ---------
        Total current liabilities                                                    11,923          8,080

  Note derivative liability                                                              --          1,594
  Capital lease obligations - non-current portion                                        --            131
  Minority interest in consolidated joint ventures                                      675             --
  Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at September 30, 2006 and December 31, 2005;
    100,000 shares issued and outstanding at September 30, 2006 and
    December 31, 2005; aggregate redemption and liquidation value of $1,000
    plus cumulative dividends                                                         3,026          2,936
                                                                                  ---------      ---------
        Total liabilities                                                            15,624         12,741
                                                                                  ---------      ---------
  Commitments and contingencies
  Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares
      issued or outstanding                                                              --             --
    Common stock, $0.03 par value; 800,000,000 shares authorized at
      September 30, 2006 and December 31, 2005;  220,879,738 and 181,060,394
      shares issued and outstanding as of September 30, 2006 and
      December 31, 2005, respectively                                                 6,626          5,432
    Additional paid-in capital                                                      151,484        141,319
    Deferred compensation                                                                --             (9)
    Accumulated deficit                                                            (165,277)      (153,893)
                                                                                  ---------      ---------
        Total stockholders' deficit                                                  (7,167)        (7,151)
                                                                                  ---------      ---------
                                                                                  $   8,457      $   5,590
                                                                                  =========      =========

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended    Nine Months Ended
                                                                        September 30,         September 30,
                                                                     -------------------   -------------------
                                                                       2006       2005       2006       2005
                                                                     --------   --------   --------   --------
Revenues:
  Product sales                                                      $     68   $    166   $    208   $    294
                                                                     --------   --------   --------   --------
Operating costs and expenses:
  Cost of product sales                                                    59         62        197         95
  Research and development expenses                                       353        405      1,252      1,877
  Selling, general and administrative expenses (non-cash of
    $72 and $511 for the three months and nine months ended
    September 30, 2006, respectively, and non-cash of $165 and
    $387 for the three months ended September 30, 2005,
    respectively)                                                         949      1,095      3,193      4,555
                                                                     --------   --------   --------   --------
    Total operating expenses                                            1,361      1,562      4,642      6,527
                                                                     --------   --------   --------   --------
      Loss from operations                                             (1,293)    (1,396)    (4,434)    (6,233)

Interest income (expense), net (non-cash expense of $(3,011) and
  $(7,146) for the three months and nine months ended
  September 30, 2006, respectively, and non-cash income (expense)
  of $(1,056) and $813 for the three months and nine months ended
  September 30, 2005, respectively)                                    (3,076)    (1,067)    (7,364)       751

Minority interest in losses of consolidated joint ventures                 91         --        331         --
Other income (expense), net                                                22       (116)        85       (207)
                                                                     --------   --------   --------   --------
    Loss from continuing operations before income taxes                (4,256)    (2,579)   (11,382)    (5,689)

Income taxes                                                               --         --         (2)        (2)
                                                                     --------   --------   --------   --------
    Net loss from continuing operations                                (4,256)    (2,579)   (11,384)    (5,691)

Discontinued operations
    Loss from operations of legacy business, net of income taxes           --       (395)        --     (2,318)
                                                                     --------   --------   --------   --------
Net Loss                                                             $ (4,256)  $ (2,974)  $(11,384)  $ (8,009)
                                                                     ========   ========   ========   ========
Net loss per share from continuing operations (basic and diluted)    $ (0.020)  $ (0.014)  $ (0.058)  $ (0.033)
                                                                     ========   ========   ========   ========
Net loss per share  (basic and diluted)                              $ (0.020)  $ (0.017)  $ (0.058)  $ (0.046)
                                                                     ========   ========   ========   ========
Weighted average shares used to compute net loss per share
  (basic and diluted)                                                 213,567    179,557    196,628    174,101
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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                                     ------------------
                                                                       2006       2005
                                                                     --------   -------
Cash flows from operating activities:
  Net loss                                                           $(11,384)  $(8,009)
  Adjustments to reconcile net loss to operating activities:
    Depreciation and amortization                                         223       325
    Amortization of deferred compensation                                   2        13
    Non-cash interest expense attributable to:
      Amortization and proportional write-off upon conversion of
        note and debenture discounts                                    4,258       686
      Amortization and proportional write-off upon conversion of
        deferrred debt issuance costs                                     492       267
      Expense attributable to extinguishedment of 7% Promissory
        Notes and induced conversion of 8% Convertible Notes
        resulting from warrant re-pricing and exercise, and
        debt cancellation                                               1,549        --
      Dividends on mandatorily redeemable Series A preferred stock         90        90
      Anti-dilution obligation and note derivative liability              375    (2,340)
    Fair market value of common stock, warrants, options and
      bonuses granted                                                     509       514
    Changes in operating assets and liabilities:
      Accounts receivable                                                  50       (47)
      Inventory                                                          (196)    1,079
      Prepaid expenses and other current assets                          (104)      107
      Deferred debt issuance costs and other assets                        54      (415)
      Accounts payable, accrued expenses and other current
        liabilities                                                       211     1,265
      Other non-current liabilities                                        --       (42)
                                                                     --------   -------
        Net cash used in operating activities                          (3,871)   (6,507)
                                                                     --------   -------
Cash flows from investing activities:
  Consolidated joint venture, net cash acquired                           799        --
  Investment in joint ventures by minority interest                       675       197
  Payments to acquire intellectual property licenses                       --    (1,464)
  Deposit on China manufacturing facility and related assets           (1,673)       --
  Purchases of equipment                                                 (747)      (93)
                                                                     --------   -------
        Net cash used in investing activities                            (946)   (1,360)
                                                                     --------   -------
Cash flows from financing activities:
  Proceeds from sale of stock                                             819       183
  Expenses related to sales of stock                                       --        (9)
  Proceeds from notes issued to a related party                         4,000     2,000
  Repayment of notes issued to a related party                             --    (2,000)
  Proceeds from issue of notes, derivatives and warrants, net              --     7,394
  Principal payment on capital lease obligations                         (128)     (118)
                                                                     --------   -------
        Net cash provided by financing activities                       4,691     7,450
                                                                     --------   -------
Net decrease in cash and cash equivalents                                (126)     (417)

Cash and cash equivalents at beginning of period                          492     1,075
                                                                     --------   -------
Cash and cash equivalents at end of period                           $    366   $   658
                                                                     ========   =======
Supplemental disclosure of cash flow activities:
  Cash paid for interest                                             $    221   $    89
  Cash paid for income taxes                                                2         2

Supplemental disclosure of noncash activities:
  Conversion of notes payable and accrued interest to common stock      6,357        --
  Conversion of accrued interest into notes payable                       453       164
  Transfer of note derivative liability to equity                       1,874        --
  Common stock issued in payment of accrued compensation                   --       520
  Warrants and notes payable issued to placements agents related
    to issuance of convertible notes                                       --       503
  2004 anti-dilution obligation transferred to equity                      --     1,214

          See accompanying notes to consolidated financial statements.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

(1)   The Company

Calypte Biomedical Corporation (the "Company") develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus ("HIV") infection. The Company was incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of its initial public offering. Since September 8, 2006, the Company's common stock has traded on the NASD Over the Counter Bulletin Board under the symbol "CBMC." Prior to that date, the Company's stock had traded on the American Stock Exchange under the symbol "HIV". Since the third quarter of 2005, the Company's corporate administrative offices have been located in Lake Oswego, Oregon, a suburb of Portland, near where its research and development operations are located. Through its 51%-owned joint ventures, the Company has manufacturing and marketing operations in Beijing, China.

Historically, the Company has manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called "confirmatory") tests for use in high-volume laboratories, which it refers to as its "Legacy Business." In June 2004, the Company closed its manufacturing facility for certain of its Legacy Business products in Alameda, California and consolidated all of its manufacturing operations at its facility in Rockville, Maryland. On April 18, 2005, the Company entered into a non-binding letter of intent to sell its Legacy Business to Maxim Biomedical, Inc. ("Maxim"). Effective May 1, 2005, the Company entered into a manufacturing services and management agreement (the "Manufacturing Services Agreement") with Maxim under which Maxim manufactured, shipped and performed quality control procedures for the Company in connection with the Legacy Business. Under the terms of the Manufacturing Services Agreement, Maxim hired some of the Company's ex-employees and the Company transferred its inventory to Maxim for use under the agreement. Effective November 15, 2005, under the terms of an Asset Purchase and License Agreement (the "Agreement"), the Company sold its Legacy Business to Maxim.

Beginning in late 2004, the Company expanded its historical focus to include commercialization of its HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV ("HIV-2"), in blood and oral fluid samples using a lateral flow dipstick design (the "HIV-1/2 Rapid Tests"). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or "OTC" market. The Company has completed field trials or product evaluations of its HIV-1/2 Rapid Tests in China, South Africa and elsewhere and believes that the results of these studies and evaluations have validated the tests. The Company has obtained regulatory approvals in parts of Africa, Southeast Asia, the Middle East, and, most recently, in Russia, and expects to expand its market reach on a steady basis. Also, in the fourth quarter of 2004, through an arrangement with the U. S. Centers for Disease Control and Prevention (the "CDC"), the Company introduced an HIV-1 BED incidence EIA test (the "BED Incidence Test") that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission is occurring most recently.

The Company is currently focusing on commercializing its HIV-1/2 Rapid Tests and the BED Incidence Test. While it retains rights to a urine-based rapid diagnostic test, urine has proven to be a particularly difficult sample in a rapid test environment and the Company is delaying further development and commercialization efforts on that test at this time.

As a result of discontinuing its Legacy Business, the Company has significantly reduced its monthly operating burn rate as compared with historical levels. Consequently, however, the revenue stream from the Legacy Business products has also been eliminated, requiring that the Company rely on revenue from sales of the BED Incidence Test and international sales of its HIV-1/2 Rapid Tests as well as external financing sources to pursue its business milestones and achieve profitability. Although the Company is focusing its efforts on commercializing the HIV-1/2 Rapid Tests to generate the revenue stream necessary to support its operations and achieve its financial objectives of sustained profitable operations and increased stockholder value, there can be no assurance that the Company will achieve expanded acceptance of or realize significant revenues from the sale of the BED Incidence Test or the HIV-1/2 Rapid Tests or other new products that it may develop or market, or that it will achieve and sustain profitability and positive cash flows in the future.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

In November 2003, the Company became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. ("Beijing Calypte"), created to market its rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV ("Marr"), the Company's largest stockholder, which held approximately 30% of our outstanding stock as of September 30, 2006. Through 2005, the operations of Beijing Calypte were primarily organizational and financially insignificant.

Effective in January 2006, the Company became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. ("Beijing Marr"). The Company purchased its equity interest from Marr Technologies Asia Limited ("Marr Asia"), an affiliate of Marr. Marr Asia continues to own the remaining 49% interest in Beijing Marr. Through the acquisition of Beijing Marr, the Company has acquired rights to manufacturing facilities and other assets necessary to manufacture its HIV-1/2 Rapid Test products in China. Beijing Marr has recently renovated the manufacturing facilities and is pursuing the necessary governmental approvals to begin production and sale of the Company's HIV-1/2 rapid oral fluid (OMT) diagnostic test, which is currently being evaluated by the Chinese State Food and Drug Administration ("SFDA"). This facility will also support the manufacturing of the Company's products to be exported to other countries.

The accompanying financial statements reflect the consolidated operations and ownership interests of the Company in Beijing Calypte and in Beijing Marr beginning in January 2006. They also reflect the 2005 results of the Legacy Business as a discontinued operation.

During the first three quarters of 2006, the Company incurred a net loss of $11.4 million. At September 30, 2006, it had a working capital deficit of $10.7 million and its stockholders' deficit was $7.2 million. Based upon the Company's financial condition at December 31, 2005, as well as its recurring losses and its accumulated deficit, the Company's independent accountants issued an opinion on its December 31, 2005 financial statements citing substantial doubt about the Company's ability to continue its business operations as a going concern. During June 2006, the Company entered into Subscription Agreements with certain investors to sell an aggregate of $3 million of its common stock. At September 30, 2006, the Company has received $495,000 from those investors. Through September 30, 2006, the Company has issued an additional $4,000,000 of 7% Promissory Notes (the "7% Notes"), availing itself of the entire $5,500,000 commitment under the terms of the 2005 Credit Facility with Marr. During July 2006, the Company amended the exercise price of certain warrants it had issued in conjunction with financings in 2004 and 2005. Certain warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of the Company's stock at the reduced, $0.15 per share, exercise price. Certain of the warrant holders exercised their warrants and, in lieu of paying cash to the Company, cancelled the Company's obligation to repay an aggregate of $959,000 of its 8% Convertible Notes and $2,443,000 of the 7% Notes and $102,000 of accrued interest on the 7% Notes. The Company also received approximately $258,000 in cash proceeds from the exercises. The unpaid balance of the April 2006 8% Convertible Notes and the 7% Notes, aggregating $7,849,000 at September 30, 2006, is due in April 2007. The Company does not believe that its current cash resources and remaining amounts to be received under the June 2006 Subscription Agreements are sufficient to fully attain its business milestones, achieve positive cash flow and repay all of its outstanding notes when due. Based on its current obligations, the Company does not believe that it can sustain its operations through the remainder of 2006 without obtaining additional financing. There can be no assurance that additional financing will be available, or if it is available, that it will be available on acceptable terms. The Company would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transactions, to sustain its operations. The Company does not currently have any definitive agreements with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to it on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, or the Company is unable to arrange a suitable strategic opportunity, it will be in significant financial jeopardy and may be unable to continue its operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. Further, the Company's pledge of the rights to its assets as collateral security for the 8% Convertible Notes issued in April 2005 and under the Credit Facility with Marr may inhibit its ability to secure financing in the future. Although management expects to be able to raise additional capital, there can be no assurance that the Company will secure such financing or enter into such strategic agreements, or that its stockholders would approve the terms of such agreements or financing, if so required.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 2006 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2006 and 2005. The accompanying consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Interim results are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's audited consolidated financial statements for each of the years in the two year period ended December 31, 2005 included in its Form 10-KSB filed with the SEC on March 31, 2006.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

(2)   Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company, its wholly-owned subsidiary, Calypte, Inc., and its 51% ownership interests in both Beijing Calypte and Beijing Marr. All significant intercompany accounts and transactions have been eliminated in consolidation. Because Beijing Calypte was in its organizational stage and its results of operations were not material during 2005, the Company accounted for its ownership interest in Beijing Calypte using the equity method prior to 2006. The Company acquired its interest in Beijing Marr during the first quarter of 2006.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are equivalent for the periods presented. Outstanding options and warrants for 64,615,841 shares and 81,314,778 shares were excluded from the computation of loss per share for the three and nine month periods ended September 30, 2006 and 2005, respectively, as their effect is anti-dilutive. The computation of loss per share also excludes 15,972,459 shares and 26,947,498 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, for the three and nine month periods ended September 30, 2006 and 2005, respectively, as their effect is also anti-dilutive.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

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

Stock-Based Compensation Expense

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") using the modified prospective method and, accordingly, has not restated prior periods' results for the adoption of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation, net of an estimated forfeiture rate, which results in recognizing compensation expense for only those awards expected to vest over the service period of the award. Prior to adopting SFAS 123R, the Company accounted for share-based payments under APB 25 and, accordingly, generally recognized compensation expense related to employee stock options for only those options granted with intrinsic value and accounted for forfeitures as they occurred.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model and the assumptions shown in Note 9, Share-Based Payments, to its condensed consolidated financial statements. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. Although the Company has not granted any stock options during the first three quarters of 2006, it plans to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla" options. The Company estimates the volatility of its common stock at the date of grant based on its historical volatility. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest. The Company has estimated its forfeiture rate based on its historical experience with stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what the Company has recorded in the current period. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As required under SFAS 123R, the Company will review its valuation assumptions at each grant date and, as a result, is likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that the Company will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although FAS 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in FAS 157 retains the exchange price notion inherent in earlier definitions of fair value. FAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, FAS 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). FAS 157 clarifies that market participant assumptions include, among other considerations, assumptions about risk, about the effect of a restriction on the sale or use of an asset and about the effect of credit risk (credit standing) on the fair value of a liability. FAS 157 expands disclosures about the use of fair value to measure assets and liabilities, and particularly the inputs used to measure fair value, in interim and annual periods subsequent to initial recognition. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact this statement will have on its results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The company determines whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the "more-likely-than-not" recognition threshold, the company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the "more-likely-than-not" recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material impact on its results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
(v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. The Company has not yet determined what impact this statement will have on its results of operations or financial position.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 became effective for the Company beginning with its 2006 fiscal year. The adoption of SFAS 151 has not had a material impact on the Company's results of operations or financial position.

(3)   Discontinued Operations

Under the terms of an Asset Purchase and License Agreement effective November 15, 2005 (the "Agreement"), the Company sold its US FDA-approved EIA and Western Blot HIV diagnostic test product lines, which included the following products:
(i) its urine EIA HIV-1 diagnostic test, (ii) its serum/blood Western Blot HIV-1 diagnostic test, and (iii) its urine Western Blot HIV-1 diagnostic test (collectively, the "Legacy Products") to Maxim Biomedical, Inc. ("Maxim"). Under the Agreement, Maxim assumed certain liabilities related to the Legacy Products, including two real property subleases in Rockville, Maryland, and lease obligations for certain equipment that is subject to a lease agreement between the Company and a third-party equipment lessor. The Company received a 20% equity interest in Maxim and will receive 10% of the gross proceeds in the event
(i) Maxim consummates a sale to a third party, including the acquisition of Maxim through reorganization, merger or consolidation, or the sale of all or substantially all of its assets; or (ii) Maxim merges with or into an entity controlling, controlled by or under common control with Maxim. The Company agreed to provide certain consulting services at no cost to Maxim for a twenty four month period from the date of the Agreement and covenanted not to compete with the Legacy Products, on a worldwide basis, for a period of 10 years from the date of the Agreement. The Company has reclassified its 2005 consolidated financial statements to reflect the results of the Legacy Products as a discontinued operation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

Summarized financial information of the discontinued operation is as follows for the three and nine-month periods ended September 30, 2005 (in thousands).

                                      Three months ended    Nine,months ended
                                      September 30, 2005   September 30, 2005
                                      ------------------   ------------------
Product sales                               $ 482                $ 1,813
Product costs                                 877                  4,131
Selling, general and administrative
  costs and other expenses                     --                     --
                                            -----                -------
Loss before income taxes                     (395)                (2,318)
Income taxes                                   --                     --
                                            -----                -------
Loss from discontinued operation            $(395)               $(2,318)
                                            =====                =======

Liabilities of the discontinued operation are as follows at September 30, 2006 and December 31, 2005 (in thousands):

                                        2006   2005
                                        ----   ----
Accounts payable and accrued expenses   $190   $321
                                        ----   ----
Liabilities of discontinued operation   $190   $321
                                        ====   ====

(4)   Inventory

Inventory as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

                  2006   2005
                  ----   ----
Raw materials     $199   $ 74
Work-in-process     25     --
Finished goods      78     73
                  ----   ----
Total inventory   $302   $147
                  ====   ====

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

                                              2006     2005
                                             ------   ------
Trade accounts payable                       $1,296   $1,404
Accrued royalties                                19       48
Accrued salary, severance and vacation pay      342      463
Accrued restructuring expense                    80      141
Customer prepayments on purchases               282       --
Accrued interest                                196      184
Accrued consulting contract expenses          1,018    1,045
Accrued liabilities under intellectual
  property license agreements                    40      275
Accounts payable and accrued expenses of
  joint ventures                                145       --
Other                                           382      469
                                             ------   ------
Total accounts payable and accrued expenses  $3,800   $4,029
                                             ======   ======

(7)   Notes and Debentures Payable

The following table summarizes note and debenture activity for the nine months ended September 30, 2006 (in thousands).

                                                                                                                       Net
                                      Balance                                              Balance   Discount at   Balance at
                                     12/31/05   Additions   Conversions   Cancellations    9/30/06     9/30/06       9/30/06
                                     --------   ---------   -----------   --------------   -------   -----------   ----------
12% Convertible Debentures -
  Mercator assignees                  $   60      $   --      $    --         $    --       $   60     $    --       $   60
                                      ======      ======      =======         =======       ======     =======       ======
8% Secured Convertible Notes -
  April 4, 2005                       $7,921      $   --      $(2,573)        $  (949)      $4,399     $(1,997)      $2,402
  July 4, 2005 Interest                  164          --          (96)             (2)          66         (11)          55
  October 4, 2005 Interest               168          --          (98)             (2)          68         (11)          57
  January 4, 2006 Interest                --         170          (99)             (2)          69          (5)          64
  April 4, 2006 Interest                  --         159          (89)             (2)          68                       68
  July 4 and 21, 2006 Interest            --         124           --              (2)         122          --          122
                                      ------      ------      -------         -------       ------     -------       ------
Total 8% Secured Convertible Notes    $8,253      $  453      $(2,955)        $  (959)      $4,792     $(2,024)      $2,768
                                      ======      ======      =======         =======       ======     =======       ======
7% Promissory Notes to related
  party -
    2005 Credit Facility with Marr    $1,500      $4,000      $    --         $(2,443)      $3,057     $    --       $3,057
                                      ======      ======      =======         =======       ======     =======       ======

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

8% Secured Convertible Notes

On April 4, 2005, when the market price of the Company's common stock was $0.27 per share, the Company concluded a private placement (the "April 2005 Placement") to five institutional investors (the "2005 Investors") of $8,000,000 of Secured 8% Convertible Notes due April 3, 2007 (the "Notes"). The Notes are convertible at $0.30 per share (the "Conversion Price") into shares of the Company's common stock. The Conversion Price of the Notes was subject to anti-dilution adjustments had the Company issued common stock or common stock equivalents for a price less than the Conversion Price prior to April 4, 2006, when the anti-dilution provisions expired. The Company also issued to the 2005 Investors Series A common stock purchase warrants (the "Series A Warrants") and Series B common stock purchase warrants (the "Series B Warrants), each exercisable after October 4, 2005 and expiring on April 3, 2010. The Series A Warrants are exercisable to purchase 26,666,667 shares of the Company's common stock at $0.325 per share and the Series B Warrants are exercisable to purchase 12,000,000 shares of the Company's common stock at $0.325 per share. The Series A Warrants provided for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof had the Company issued common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants prior to April 4, 2006.

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by accreting the interest to principal, thereby increasing the number of shares of common stock into which the Notes are convertible. In July and October 2005, the Company issued an aggregate of approximately $164,000 and $168,000, respectively, of Secured 8% Convertible Notes convertible into an aggregate of 1,106,393 shares of common stock, in payment of quarterly interest (the "July and October 2005 Interest Notes"). On January 4, 2006, the Company issued an aggregate of approximately $170,000 of Secured 8% Convertible Notes convertible into approximately 562,000 shares of common stock in payment of quarterly interest (the "January 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and the July and October 2005 Interest Notes. On April 4, 2006, the Company issued an aggregate of approximately $159,000 of Secured 8% Convertible Notes convertible into approximately 520,000 shares of common stock in payment of quarterly interest (the "April 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes, the July and October 2005 Interest Notes and the January 2006 Interest Notes. On July 4, 2006, the Company issued an aggregate of approximately $114,000 of Secured 8% Convertible Notes in payment of quarterly interest (the "July 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and on the July and October 2005 Interest Notes and the January and April 2006 Interest Notes (collectively, the "Interest Notes").

The January 2006 Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005 and the July and October 2005 Interest Notes. The anti-dilution provisions of the April 4, 2005 Notes and of the July 2005 Interest Notes, the October 2005 Interest Notes, the January 2006 Interest Notes and of the Series A Warrants issued in April 2005 expired on April 4, 2006 without being triggered. The April 2006 Interest Notes and the July 2006 Interest Notes have the same terms and conditions as the Notes issued on April 4, 2005 and the previous Interest Notes except that they do not contain anti-dilution provisions. The Company has not issued warrants in conjunction with any Interest Notes issued during 2006. Refer to Note 12, Subsequent Events, for information regarding additional notes issued in payment of interest in October 2006.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

As described more completely in Note 8, Stockholders' Deficit, during July 2006, the Company offered to amend to $0.15 per share the exercise price of the Series A Warrants and the Series B Warrants and other warrants issued in conjunction with certain of its previous financing arrangements for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006 (the "Warrant Re-pricing"). Certain of the warrant holders exercised their warrants to purchase an aggregate of approximately 6,396,000 shares at the reduced price and, in lieu of paying cash to the Company, cancelled the Company's obligation to repay an aggregate of $959,000 of its 8% Convertible Notes. The Warrant Re-pricing and exercise, and the related cancellation of the 8% Convertible Notes, has been accounted for as an induced conversion in accordance with Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt" and, accordingly, the Company recognized non-cash interest expense of approximately $680,000 related to the excess of the fair value of the stock and additional warrants issued in the Warrant Re-pricing compared to the fair value of stock that would have been issued upon conversion of the 8% Convertible Notes. In connection with the Warrant Re-pricing, the Company issued Interest Notes on July 21, 2006 in the face amount of approximately $10,000 for interest accrued between the July 4, 2006 interest payment date and the Warrant Re-pricing date and wrote off to interest expense the proportional share of deferred offering costs (approximately $68,000) and note discount (approximately $521,000) attributable to the amount of the Convertible Notes cancelled.

At April 4, 2005, the Company determined that, in addition to the anti-dilution provisions contained therein, the Notes included a beneficial conversion feature. As a result of the anti-dilution provisions, however, the Notes were not considered conventional convertible debt under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company further determined that the conversion feature was subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and was an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the fair value of the derivative was accounted for at inception as a discount to the face value of the Notes and a corresponding liability, and was required to be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At April 4, 2005, the date the Notes were issued, the Company valued the derivative at approximately $5,330,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.57%, a risk-free interest rate of 3.74%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the one-year term of the derivative. As a result of changes in the market price of the Company's stock between April 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's valuation of the derivative as of December 31, 2005 decreased to approximately $1,547,000, with the change in valuation being recorded as a credit to interest expense.

The July and October 2005 Interest Notes and the January 2006 Interest Notes each contained the same beneficial conversion and anti-dilution features included in the Notes that were treated as an embedded derivative. Similarly, the fair value of the July and October 2005 Interest Notes and the January 2006 Interest Note derivatives were accounted for at inception as a discount to the face value of the Interest Notes, respectively, and a corresponding liability, and were required to be marked to market at each balance sheet date, with the change in the fair value of the derivative being recorded as interest expense. At July 4, 2005, the date the July 2005 Interest Notes were issued, the Company valued that derivative at approximately $77,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.08%, a risk-free interest rate of 3.79%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the remaining term of the derivative. At October 4, 2005, the date the October 2005 Interest Notes were issued, the Company valued that derivative at approximately $68,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 105.57%, a risk-free interest rate of 4.09%, an expected dividend rate of 0.00%, and a 50% probability of completing an additional round of equity financing during the remaining term of the derivative. As a result of changes in the market price of the Company's stock between July 4, 2005 or October, 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's aggregate valuation of those derivatives at December 31, 2005 decreased to approximately $47,000, with the change in valuation being recorded as a credit to interest expense. At January 4, 2006, the date the January Interest Notes were issued and when the market price of the Company's common stock was $0.17 per share, the Company valued that derivative at approximately $25,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.06%, a risk-free interest rate of 4.35%, an expected dividend rate of 0.00%, and a 25% probability of completing an additional round of equity financing during the remaining term of the derivative.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

The April 2006 Interest Notes were issued on April 4, 2006, when the market price of the Company's common stock was $0.22 per share. The July 2006 Interest Notes were issued on July 4, 2006, when the market price of the Company's common stock was $0.20 per share. Accordingly, there was no beneficial conversion feature associated with the issuance of these notes. As noted previously, these interest notes did not include anti-dilution provisions with respect to the issuance of additional equity instruments that the Company might issue in the future and, therefore, did not contain an embedded derivative requiring separate valuation or accounting treatment.

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

As discussed more completely in the following section regarding the 2005 Marr Credit Facility, effective February 22, 2006, the Company and Marr extended the period in which the Company might issue promissory notes under the 2005 Credit Facility until July 31, 2006. Based on that modification to the Credit Facility, the Company determined that it would intentionally not complete an additional round of financing prior to the April 4, 2006 expiration of the anti-dilution provisions of the Notes and the applicable Interest Notes. Accordingly, the Company valued the derivatives attributable to the April 4, 2005 Notes and the Interest Notes at February 22, 2006, when the market price of its common stock was $0.21 per share, at approximately $1,874,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 107.64%, a risk-free interest rate of 4.69%, an expected dividend rate of 0.00%, and a 0% probability of completing an additional round of equity financing during the remaining term of the derivative. The Company recognized this adjustment to the fair value of the derivatives with a charge to interest expense of approximately $375,000, and reclassified the note derivative liability to equity, since it was determined that no anti-dilution shares would be issued and all other shares issuable upon conversion of the Notes and the Interest Notes had been registered for resale.

At April 4, 2005, the Company allocated the Note proceeds attributable to the fair value of the derivative described above to the derivative liability. In accordance with the provisions of EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the remaining Note proceeds of approximately $2,670,000 between the fair value of the Notes (determined without consideration of any anti-dilution or conversion features) and the fair value of the Series A Warrants and the Series B Warrants. The Company valued both the Series A Warrants and Series B Warrants at April 4, 2005 at $0.151 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 103.16%; and expected term of 2.5 years. The relative fair value of the Series A Warrants and Series B Warrants at April 4, 2005 was approximately $1,773,000, which the Company recorded as an additional discount to the Notes, with a corresponding credit to additional paid-in capital. The one-year anti-dilution provision contained in the Series A Warrants potentially reduced the exercise price but did not increase the number of shares issuable to the warrant holders. Accordingly, the Series A Warrants did not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, the Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19. The aggregate amount of the discount to the Notes at April 4, 2005 was approximately $7,103,000, which the Company is amortizing to interest expense using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes. The effective interest rate on these notes is approximately 142% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term. Upon conversion or repayment of any portion of the Notes or the Interest Notes, the Company writes off the proportional share of the remaining unamortized discount to interest expense.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

7% Promissory Notes Payable to a Related Party

On January 19, 2006, the Company issued a $1,500,000 promissory note to Marr under the amended terms of the 2005 Credit Facility. Effective on February 22, 2006, the Company and Marr agreed to extend the period during which the Company could issue promissory notes under the 2005 Credit Facility through July 31, 2006. On February 23, 2006, March 31, 2006, April 27, 2006 and May 29, 2006 the
Company issued promissory notes to Marr, each in the face amount of $500,000, for an aggregate of $2,000,000. Effective on July 26, 2006, the Company and Marr agreed to further extend the period during which the Company could issue promissory notes under the 2005 Credit Facility through August 31, 2006. The Company advised Marr of its intent to issue a final Note in the face amount of $500,000 prior to August 31, 2006, and the Note was funded on September 20, 2006. Each promissory note bears interest at a rate of 7% per annum and is payable in full on April 3, 2007.

As described more completely in Note 8, Stockholders' Deficit, during July 2006, the Company offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with its May and July 2004 Private Placements, its April 2005 8% Convertible Notes and its Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006 (the "Warrant Re-pricing"). Marr exercised its warrants to purchase an aggregate of approximately 16,965,000 of the Company's shares. In lieu of paying cash to the Company, Marr cancelled the Company's obligation to repay an aggregate of $2,443,000 of its 7% Promissory Notes issued under the 2005 Marr Credit Facility and $102,000 of accrued interest on the 7% Promissory Notes. The Warrant Re-pricing and exercise, and the related cancellation of the 7% Promissory Notes, has been accounted for as a debt extinguishment in accordance with Accounting Principles Board Opinion No. 26, "Early Extinguishment of Debt" and accordingly, the Company recognized non-cash interest expense of approximately $869,000 related to the excess of the fair value of the stock and additional warrants issued in the Warrant Re-pricing compared to the carrying value of the 7% Promissory Notes cancelled.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

The table below summarizes the components of interest income (expense) for the three and nine months ended September 30, 2006 and 2005 (in thousands):

                                                                           Quarter ended         Nine Months
                                                                           September 30,     ended September 30,
                                                                         -----------------   -------------------
                                                                           2006      2005       2006     2005
                                                                         -------   -------   -------   ---------
Interest on debt instruments paid or payable in cash                     $   (65)  $   (24)   $  (220)  $  (98)
                                                                         -------   -------    -------   ------
Non-cash expense composed of:
  Accrued interest on 8% Convertible Notes (paid by issuing additional
    Notes)                                                                  (101)     (166)      (382)    (332)
  Amortization and proportional write-off upon conversion of note
    and debenture discounts and deferred offering costs                   (1,331)     (597)    (4,750)    (953)
  Mark to market adjustment of derivative and anti-dilution
    obligations arising from the April 2005 financing                         --      (263)      (375)   1,834
  Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from warrant
    re-pricing and exercise, and debt cancellation                        (1,549)       --     (1,549)      --
  Mark to market adjustment of anti-dilution obligations arising from
    the May and July 2004 equity financings                                   --        --         --      506
  Expense attributable to warrants issued in conjunction with the
    2005 Marr Credit Facility                                                 --        --         --      (71)
  Expense attributable to warrants issued in conjunction with the
    2004 anti-dilution obligation                                             --        --         --      (81)
  Expense attributable to dividends on mandatorily redeemable Series
    A preferred stock                                                        (30)      (30)       (90)     (90)
                                                                         -------   -------    -------   ------
Total non-cash items                                                      (3,011)   (1,056)    (7,146)     813
                                                                         -------   -------    -------   ------
Total interest expense                                                    (3,076)   (1,080)    (7,366)     715
Interest income                                                               --        13          2       36
                                                                         -------   -------    -------   ------
Net interest (expense) income                                            $(3,076)  $(1,067)   $(7,364)  $  751
                                                                         =======   =======    =======   ======

(8)   Stockholders' Deficit

Subscription Agreements

In June 2006, the Company entered into subscription agreements with two accredited investors pursuant to which the investors have agreed to purchase an aggregate of 16,666,666 shares of the Company's common stock at a price of $0.18 per share, for an aggregate of $3,000,000, in private placement transactions pursuant to Regulation S of the Securities Act of 1933, as amended. On July 25, 2006, the Company received cash of $495,000 from one of the investors and has issued 2,750,000 shares of its common stock. The Company has granted piggyback registration rights with respect to the shares issued and issuable under the Subscription Agreements.

Repricing and exercise of Warrants, Settlement of Notes

During July 2006, the Company offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with its May and July 2004 Private Placements, its April 2005 8% Convertible Notes and its Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. The Company also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the "Additional Warrants"), equal in amount to 50% of the warrants exercised. Warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of the Company's stock at the reduced exercise price. Certain of the warrant holders exercised their warrants and, in lieu of paying cash to the Company, cancelled the Company's obligation to repay an aggregate of $959,000 of its 8% Convertible Notes and $2,443,000 of its 7% Promissory Notes issued under the 2005 Marr Credit Facility and $102,000 of accrued interest on the 7% Promissory Notes. The Company also received approximately $258,000 in cash proceeds from the exercises. The warrant holders who exercised the re-priced warrants received Additional Warrants to purchase an aggregate of approximately 12,540,000 shares of the Company's common stock. The Additional Warrants were issued on August 3, 2006 and will become exercisable 6 months after their issuance, on February 3, 2007, and have a term of one year after issuance. The Company granted piggyback registration rights for the shares underlying the Additional Warrants. As indicated in Note 7, the Company recognized an aggregate of $1,549,000 in non-cash interest expense related to the warrant re-pricing and exercise and debt cancellation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

Marr exercised all of its outstanding warrants and purchased approximately 16,965,000 shares of the Company's common stock. Marr remains the Company's largest stockholder, now holding approximately 30% of its outstanding common stock.

Stock grants

During the first nine months of 2006, the Company issued stock grants for approximately 2,000,000 shares of its common stock to certain related parties and consultants under various agreements and recorded non-cash selling, general and administrative expense of approximately $378,000, net of accrued and prepaid expenses related to these grants. Included in these grants are:

      o 1,000,000 shares awarded to the Company's Chairman under the terms of a letter agreement approved by the Compensation Committee of the Company's Board of Directors on January 4, 2006 pursuant to which the Chairman has served as the Company's interim Chief Executive Officer since October 3, 2005;

      o approximately 312,000 shares awarded to the Chairman in February 2006 in lieu of cash compensation to which he was entitled under the terms of the letter agreement for the period of October 2005 through January 2006; and

      o approximately 688,000 shares awarded to consultants and service providers for services.

The Company issued no warrants or options to consultants for services during the first nine months of 2006.

Common Stock commences trading on the OTC Bulletin Board

On July 31, 2006, the Company notified the American Stock Exchange ("Amex") that its Board of Directors had approved withdrawing the Company's common stock from trading on the Amex. The Amex had previously informed the Company that it was not in compliance with the Exchange's continued listing standards and would need to demonstrate that it had regained compliance with the standards by July 31, 2006 or the Amex would commence de-listing procedures. The Company was not in compliance with the continued listing standards at July 31, 2006. Effective September 8, 2006, the Company's common stock began trading on the NASD Over-the-Counter Bulletin Board under trading symbol "CBMC".

(9)   Share Based Payments

The Company maintains stock compensation plans for its employees and directors which are described in Note 12, Incentive and Stock Option Plans, in the Notes to Consolidated Financial Statements in its 2005 Annual Report on Form 10-KSB filed with the SEC on March 31, 2006. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation, including stock options, in net income (loss). The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally is the same as the vesting period of the grant. All of the Company's stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation for its employees.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

The Company adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed on a pro-forma basis in our previous filings. Following the provisions of the modified prospective method, the Company has not restated its consolidated statement of operations for periods prior to 2006 to reflect the adoption of SFAS 123R. Accordingly, the results reported in the statment of operations for the third quarter of 2006 are not directly comparable to the results for the same period of the prior year.

Under the provisions of SFAS 123R, the Company has recorded approximately $36,000 and $131,000 of stock compensation expense in its statement of operations for the three and nine month periods ended September 30, 2006, respectively. The Company assumed an annual pre-vesting forfeiture rate of 7.75% in determining its stock compensation expense. The Company has not granted any stock options to employees since its adoption of SFAS 123R. The Company expects to utilize the Black-Scholes option pricing model for estimating the fair value of the stock compensation attributable to options granted after its adoption of SFAS 123R. In determining the inputs to the valuation model, the Company would assume a dividend yield of zero since it has never paid cash dividends and has no present intention to do so. It would estimate volatility based upon the historical volatility of its common stock over a period generally commensurate with the expected life of the options. The risk-free interest rate would be determined based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. The expected term of the option would be calculated using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for "plain vanilla" options. The Company generally grants options having a ten year contractual term to its employees and directors.

SFAS 123R requires that the Company present pro forma information for the comparative periods prior to its adoption as if it had accounted for all of its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on the Company's net loss per share if it had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine month periods ended September 30, 2005 (dollars in thousands, except per-share data).

                                                                        Three months    Nine months
                                                                           ended           ended
                                                                       September 30,   September 30,
                                                                            2005            2005
                                                                       -------------   -------------
Net loss, as reported                                                     $(2,974)       $ (8,009)
Add: Stock-based compensation expense included in reported net loss,
  net of related tax effects                                                  122             267
Less: Stock-based compensation expense determined under fair value
  based method for all awards, net of related tax effects                    (199)         (2,565)
                                                                          -------        --------
Pro forma net loss                                                        $(3,051)       $(10,307)
                                                                          =======        ========
Basic and diluted net loss per share:
As reported                                                               $ (0.02)       $  (0.05)
Pro forma                                                                 $ (0.02)       $  (0.06)

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

The assumptions used to determine the pro-forma expense under the Black-Scholes option model for the three and nine month periods ended September 30, 2005 under SFAS 123 were based on the following weighted average assumptions for grants made to employees during the period: expected dividend yield: 0%; expected volatility: 205.11%; expected term: 10 years; and risk-free interest rate:
4.33%. The Company accounted for forfeitures as they occurred in periods prior to 2006.

A summary of option activity for all of Company's stock option plans from December 31, 2005 through September 30, 2006 is as follows:

                                                                     Weighted     Weighted     Aggregate
                                                                     Average       Average     Intrinsic
                                                                     Exercise     Remaining    Value at
                                                                    Price per    Contractual     Date
                                                         Options      Share     Term (years)   Indicated
                                                       ----------   ---------   ------------   ---------
Options outstanding at December 31, 2005               27,390,879     $0.551        7.99        $12,500
Options granted                                                --         --
Options exercised                                        (141,112)    $0.126
Options forfeited or expired                           (4,693,701)    $0.410
                                                       ----------
Options outstanding at September 30, 2006              22,556,066     $0.583        7.61        $ 3,678
                                                       ==========
Options vested and exercisable at December 31, 2005    25,846,172     $0.566        7.93        $10,739
                                                       ==========
Options vested and exercisable at September 30, 2006   21,861,907     $0.594        7.58        $ 3,678
                                                       ==========

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's common stock at September 29, 2006, $0.10 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price ("in-the-money-options"). The aggregate intrinsic value of options exercised on the dates the options were exercised was approximately $18,000 and $265,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

At September 30, 2006, the expected compensation cost of options outstanding but not yet vested was approximately $66,000. The Company expects to recognize this cost over a weighted average period of approximately 1 year. The Company has not recorded any income tax benefits for stock-based compensation arrangements for the nine months ended September 30, 2006, as it has cumulative operating losses and has established full valuation allowances for its income tax benefits.

(10)  Related Party Transactions

In October 2005, prior to the Company's acquisition of its 51% equity interest in Beijing Marr, Beijing Marr received an unsecured, non-interest-bearing advance of approximately $1,696,000 from Beijing Mobix, an affilate of Marr and Marr Asia. The proceeds of the advance were used by Beijing Marr in the acquisition of its manufacturing facility and other assets. The Company has reflected this advance as a current liability in its Condensed Balance Sheet at September 30, 2006.

In October 2005, Beijing Calypte received an unsecured, non-interest-bearing advance in the amount of $150,000 from Beijing Mobix. In November 2005, Beijing Calypte also received an unsecured, non-interest-bearing advance in the amount of $25,000 from its Executive Chairman. Beijing Calypte used each of these advances to fund payroll and for other general corporate expenses. The Company has reflected these advances as current liabilities in its Condensed Balance Sheet at September 30, 2006.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
                                   (Unaudited)

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

(12)  Subsequent Events

Issuance of 8% Notes in payment of interest

The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective October 4, 2006, the Company issued an aggregate of approximately $92,000 of Secured 8% Convertible Notes in payment of quarterly interest (the "October 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and on the July and October 2005 Interest Notes and the January, April and July 2006 Interest Notes (collectively, the "Interest Notes"). The October 2006 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued Interest Notes, except that they and the April and July 2006 Interest Notes do not have anti-dilution provisions. The Company did not issue warrants in conjunction with the October 2006 Interest Notes.

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

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of November 2, 2006 and Calypte undertakes no duty to update this information. Should events occur subsequent to November 2, 2006 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte's business and financial results is included in the section entitled "Risk Factors" beginning on page 36 of this Form 10-QSB.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

As a result of discontinuing our Legacy Business in April 2005, we have significantly reduced our monthly operating burn rate as compared with historical levels. Consequently, however, the revenue stream from the Legacy Business products was also eliminated, requiring us to rely on revenues from sales of our BED Incidence Test and the HIV-1/2 Rapid Tests internationally as well as external financing sources to pursue our business milestones and achieve profitability. We are now focusing on expediting the procedures necessary to commercialize our HIV-1/2 Rapid Tests and begin generating the revenue stream necessary to support our operations and achieve our financial objectives of sustained profitable operations and increased stockholder value.

Trends, Events and Uncertainties

BED Incidence Test Sales of our BED Incidence Test, a serum (blood) enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that have occurred within approximately the last 6 months in a subject population, began in the fourth quarter of 2004 and accounted for essentially all of our sales in the third quarter of 2006 and 86% of our sales during the first three quarters of 2006. Sales of our Incidence Test during 2006 decreased approximately 58% and 39% for the third quarter and nine months, respectively, compared to sales in the comparable periods of 2005, primarily due to the initial sales during the 2005 ramp-up phase. Although sales of our Incidence Test posted continuing increases during the first three quarters of 2005, sales of the test decreased sequentially through the second quarter of 2006. While third quarter 2006 sales were below the level of the third quarter of 2005, they have increased by approximately 70% compared with sales in the second quarter of 2006 and by 9% compared with sales in the first quarter of 2006.

We believe the decrease in sales was a result of negative publicity regarding the usefulness of the BED Incidence Test. In February 2006, the CDC issued an Information Sheet: "Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S." addressing a December 2005 UNAIDS report regarding studies in Africa and Thailand indicating that the Incidence Test apparently over-estimated the incidence rate. The Information Sheet acknowledges that the assay may cause over-estimation under certain conditions, suggests expanding current protocols, and indicates that data derived from its use in certain international settings may not be appropriate. During the second quarter of 2006, the CDC developed revised protocols that have been submitted to the UNAIDS and the WHO to address certain conditions that may have resulted in over-estimation of incidence. We believe that the test's design and use and the interpretation of its results will continue to evolve as public health agencies and the CDC gain experience with it. We continue to believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and that it will remain a viable epidemiological surveillance test.

We are also developing a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement (CRADA) with the CDC. We continue to view our collaborative relationship with the CDC as very significant and expect to jointly develop additional products.

Rapid Tests We expect that our future revenues will be derived primarily from the sale of our HIV-1/2 rapid diagnostic tests both to the professional and over-the-counter (OTC) markets, and potentially from the sales of diagnostic tests for other STDs. Our focus for the remainder of 2006 and 2007 continues to be on commercializing the HIV-1/2 rapid tests, initially in a dipstick-format and produced in Thailand, from which we believe we can source certain African, Middle East and Southeast Asian markets.

During the third quarter of 2006, we have been in routine contact with the Chinese State Food and Drug Administration ("SFDA") regarding their review of our submission of our AwareTM HIV-1/2 oral fluid (OMT) rapid test for approval and have provided additional or clarifying information as requested. Following the general review, our submission will be reviewed by an expert panel within the SFDA at a meeting that we expect to occur in December 2006. We then expect that our submission will be reviewed by an SFDA leadership panel. We do not know when this review will occur, however, our current SFDA reviewer has informed us that since our test employs "new technology," the panels will review it on an expedited basis. At this time, we do not know whether either the expert or leadership panel's consideration will result in an immediate recommendation for approval or a request for more information.

Beijing Marr, our joint venture with an affiliate of Marr Technologies BV, our largest stockholder, will manage the Chinese oral fluid test product launch. There are several large markets in China, such as those created by new laws requiring HIV testing of military recruits and university students as part of their admissions process, as well as a publicly-announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion person population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

Beijing Marr has existing manufacturing facilities that have been renovated and upgraded for the production of our AwareTM HIV-1/2 rapid oral fluid (OMT) test, and we are implementing procedures to ensure our compliance with the GMP requirements that we must meet in manufacturing our AwareTM line of HIV-1/2 rapid test products for sale in or export from China. We have manufacturing equipment and personnel on-site and expect to have the necessary GMP approval in sufficient time to produce inventory for commercial sales upon SFDA approval of the OMT rapid test. This facility will also support manufacture of our AwareTM products for export from China to our other international markets. We are also evaluating existing products at these facilities although our primary focus is on our AwareTM HIV-1/2 OMT rapid test.

We have completed the regulatory approval process for our Aware TM HIV-1/2 BSP test in South Africa, Uganda, Zimbabwe and Kenya and for our Aware TM HIV-1/2 OMT test in South Africa, Uganda and Kenya , providing opportunities for humanitarian organizations to sponsor our product in their testing programs. The Mineseeker Foundation ("Mineseeker") has announced plans to use our HIV-1/2 Rapid OMT tests in a program it plans to begin in Sub-Saharan Africa later this year. We have received an order and cash deposit from an entity working with Mineseeker and have manufactured approximately 35,000 Aware TM HIV-1/2 OMT tests which we expect to ship during the fourth quarter of 2006 to their first location. This shipment is expected to inaugurate Mineseeker's announced program to test at least one million persons over the next twelve months. We believe that cooperating with humanitarian organizations to help fight the HIV/AIDS pandemic in critical areas where we are obtaining regulatory approval, particularly in South Africa, will be an important trend in 2007 as we seek to achieve significant sales growth of our Aware(TM) HIV-1/2 rapid OMT test.

Sales are also beginning in the Middle East following the initial approval of an over-the-counter ("OTC") version of our Aware(TM) HIV-1/2 oral fluid rapid test. We continue to pursue business opportunities in the Middle East, targeting the UAE as our first market. We have received an order and cash deposit and have completed manufacturing 100,000 Aware TM HIV-1/2 OMT rapid tests which we expect to ship to our distributor in the UAE during the fourth quarter of 2006. Our distributor has informed us that regulatory approvals are progressing in several additional countries within the region. We expect that the Middle East will be a significant market for us in 2007, particularly as we obtain additional approvals for our unique OTC test product.

During the third quarter of 2006, we received approval for our Aware(TM) HIV-1/2 OMT rapid test for both the professional and OTC markets in the Russian Federation. The Russian Federation is now the second market, following the UAE, to approve the use of an HIV-1/2 test in OTC settings, permitting significantly greater access to HIV testing in these countries. We expect to utilize Marr's expertise and contacts in the Russian Federation as we establish our distribution system and our sales and marketing activities in that region. We have initiated contacts in the private sector, where a number of large corporations are focusing a portion of their social budgets on the HIV/AIDS problem in their communities. Russia currently has the fastest growing rate of increase in HIV/AIDS infection worldwide. We expect significant sales in this market beginning in early 2007.

In India, we have commenced product evaluations for the military and private sectors. The process is expected to generate sales in this important region during 2007. By the end of 2007, we expect to have achieved our initial sales and marketing milestone - regulatory approvals and distribution networks consummating sales in the four parts of the world having the greatest HIV/AIDS prevalence, namely Sub-Saharan Africa and the three regions identified by The Gates Foundation as comprising the "Next Wave" trend in the AIDS pandemic, specifically China, India and Russia.

We are in the process of developing additional distribution channels and plan to conduct additional trials in several African and Asian countries. The clinical trial and regulatory approval process will be on-going through the remainder of 2006 and beyond. We are primarily targeting countries which have been selected for funding by PEPFAR, the $15 billion President's Emergency Plan for AIDS Relief, and currently have representation in more than half of them. Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID and CDC. We have compiled the required data in terms of "manufacturer's claims" and independent trials for both our OMT and blood, serum and plasma HIV-1/2 rapid tests. We have recently been notified that our blood, serum and plasma product has been evaluated and is approved for addition to the USAID waiver list. We are actively pursuing a USAID waiver for our OMT product as well. We believe that obtaining a USAID waiver is another important milestone in facilitating international sales of our rapid tests.

Financial Considerations

Our operating cash burn rate has been trending downward since 2004. The burn rate for the year ended December 31, 2005 declined to approximately $0.7 million per month from $1.1 million per month in 2004. Our consolidated operating cash burn rate for the first nine months of 2006 has averaged less than $0.5 million per month, including the impact of our Chinese joint venture operations. Our domestic burn rate decreased primarily as a result of the restructuring of our business and the discontinuation of our Legacy Business.

During the first nine months of 2006, we incurred a net loss of $11.4 million, including a charge for $7.1 million in non-cash interest expense primarily attributable to the accounting for our convertible debt and related derivatives and the re-pricing of certain warrants. At September 30, 2006, we had a working capital deficit of $10.7 million and our accumulated deficit was $165.3 million. Based upon our financial condition at December 31, 2005, which included working capital and stockholders' deficits of $3.0 million and $7.2 million, respectively, recurring losses and our accumulated deficit of $154 million, our independent accountants issued an opinion on our financial statements as of December 31, 2005 citing substantial doubt about our ability to continue our business operations as a going concern. During June 2006, we entered into Subscription Agreements to sell an aggregate of $3 million of our common stock in a private placement; and have received $495,000 of the subscribed amounts through November 2, 2006. Between November 2005 and September 2006, we have issued an aggregate of $5,500,000 of 7% Promissory Notes to Marr, availing ourselves of the entire amount committed under this facility. As a result of our July 2006 offer to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006, we received approximately $258,000 in cash proceeds and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,545,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility in lieu of cash payments for the warrant exercises. In the absence of additional conversions, both the 8% Convertible Notes and the 7% Promissory Notes, an aggregate of approximately $7.9 million including the 8% Interst Notes issued on October 2006, are due in April 2007. Our current cash resources and commitments are insufficient to provide us with the liquidity required to fully attain our business milestones, achieve positive cash flow and meet our obligations when due. We do not believe that our current cash resources are sufficient to sustain our operations through 2006 without obtaining additional financing.

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during the remainder of 2006 and in 2007. In the absence of adequate resources from current working capital and existing financing arrangements, we will be required to raise additional capital to sustain our operations.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

      o Inventory Valuation We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since our Legacy Business products historically incurred negative gross profit on an annual basis, and had high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. At September 30, 2006 and December 31, 2005, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials, components and finished products.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires inputs into the model of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. Although we have not granted any stock options during the first three quarters of 2006, we plan to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla" options. We estimate the volatility of our common stock at the date of grant based on its historical volatility. In addition, we are required to estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest. We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, we are likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not yet well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Results of Operations

The following represents selected financial data (in thousands):

                                                             Three Months Ended    Nine Months Ended
                                                                September 30,        September 30,
                                                             ------------------   ------------------
                                                                2006      2005      2006       2005
                                                              -------   -------   --------   -------
Total revenues                                                $    68   $   166   $    208   $   294
Cost of product sales                                              59        62        197        95
                                                              -------   -------   --------   -------
  Gross Margin                                                      9       104         11       199
Operating expenses:
  Research and development                                        353       405      1,252     1,877
  Selling, general and administrative                             949     1,095      3,193     4,555
                                                              -------   -------   --------   -------
    Total operating expenses                                    1,302     1,500      4,445     6,432
                                                              -------   -------   --------   -------
  Loss from operations                                         (1,293)   (1,396)    (4,434)   (6,233)
Interest income (expense), net                                 (3,076)   (1,067)    (7,364)      751
Minority interest in losses of consolidated joint ventures         91        --        331        --
Other income (expense), net                                        22      (116)        85      (207)
                                                              -------   -------   --------   -------
    Loss from continuing operations before income taxes       $(4,256)  $(2,579)  $(11,382)  $(5,689)
                                                              =======   =======   ========   =======

Results of Operations

Three months ended September 30, 2006 and 2005

Our revenue from continuing operations for the third quarter of 2006 totaled $68,000 compared with $166,000 for the third quarter of 2005, a decrease of $98,000 or 59%. In the third quarter of 2005, we also recorded $482,000 in revenue attributable to sales of our Legacy Business products. The revenues and costs attributable to the Legacy Business have been classified as discontinued operations upon the sale of the business in November 2005 and, accordingly, are not discussed here.

Sales of our BED incidence test began in the fourth quarter of 2004 and accounted for essentially all of our sales in both the third quarter 2006 sales and continuing operations sales in the third quarter of 2005. Rapid test sales were immaterial in both the third quarter of 2006 and 2005.

Five customers, all of whom purchased the BED Incidence Test, accounted for approximately 82% of our third quarter 2006 revenue. All of these shipments were to international locations in either Africa or Asia. Sales to non-distributor customers in Botswana, Tanzania and Kenya accounted for 24%, 18% and 11%, respectively, of third quarter revenues. Sales to our Taiwanese and South African distributors accounted for 17% and 12%, respectively, of third quarter 2006 revenues. In the third quarter of 2005, four BED Incidence Test customers accounted for approximately 49% of our total sales. We shipped to three international customers, one having shipments to both Kenya and Ivory Coast, one to Zimbabwe and one to South Africa, who purchased approximately 13%, 13% and 10%, respectively, of the third quarter 2005 sales, and to one domestic customer whose Incidence Test purchases accounted for approximately 12% of total sales.

Gross margin decreased from 63% of sales in the third quarter of 2005 to 13% in the third quarter of 2006. Among the factors contributing to this decrease are our inability to purchase in economic order quantities as a result of our financial constraints; increases in non-inventoried freight costs attributable to materials purchased domestically and transferred to international production sites in Thailand and China due to increases in foreign and domestic transportation costs; and the costs of manufacturing product that is not sold, but used in our quality control processes. Additionally, certain annual minimum royalty amounts attributable to our rapid tests have been expensed during the third quarter of 2006, even though sales of those tests were immaterial during the quarter. Royalty and margin rates for the third quarter of 2006 are not typical of expected future results because of the minimal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Further, our current product costs are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate in our expected commercial scale operations.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Research and development costs decreased by $52,000 or 7%, from $405,000 in 2005 to $353,000 in 2006. Our domestic R&D expense decreased by $165,000, primarily as a result of the elimination of our previous Rockville, Maryland facility-based R&D staff and its related operations as a component of the business restructuring that we completed during the second quarter of 2005. Although we continued to incur travel and other costs related to the transfer of our manufacturing technology to Thailand and China, costs for various international clinical trials and evaluations of our rapid tests and expense for legal fees related to patents and trademarks applicable to our rapid tests during the third quarter of 2006, those expenses decreased compared with those incurred in similar activities during the third quarter of 2005. Offsetting the decrease in our domestic R&D expense is $113,000 of such expense related to our rapid tests that was incurred by our Beijing Marr joint venture, which did not exist in 2005.

Selling, general and administrative costs decreased by $146,000 or 13%, from $1,095,000 in the third quarter of 2005 to $949,000 in the third quarter of 2006. The primary components of the net decrease include the following:

      o a decrease of approximately $80,000 in marketing consulting expenses;

      o a reduction of $145,000 in consulting, legal and public company expenses, including $119,000 in non-cash expense related to warrants issued for investor relations consulting in 2005; offset by

      o general and administrative expenses of $72,000 incurred by Beijing Marr and Beijing Calypte, neither of which were consolidated in 2005.

Our loss from operations for the third quarter of 2006, at $1,293,000, reflects a 7% decrease compared with the $1,396,000 loss from continuing operations reported for the third quarter of 2005.

We recorded net interest expense of $3,076,000 for the third quarter of 2006 compared with $1,067,000 of net interest expense in the third quarter of 2005, primarily as a result of the accounting for the derivative and anti-dilution obligations of our 2005 convertible note financing which were required to be adjusted to their fair value during 2005, with the change in value being recognized in interest expense, the write-off of such amounts during 2006 in proportion to conversion or repayment of such debt, and the expense associated with Warrant re-pricing and exercise and the related debt cancellation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The following table summarizes the components of net interest expense (in thousands):


                                                                                 Quarter ended
                                                                                  September 30,         (Increase)
                                                                         --------------------------      Decrease
                                                                             2006           2005         Expense
                                                                         -----------    -----------    ------------
Interest on debt instruments paid or payable in cash                     $       (65)   $       (24)   $        (41)
                                                                         -----------    -----------    ------------
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
    Notes)                                                                      (101)          (166)             65
Amortization and proportional write-off upon conversion of note
    and debenture discounts and deferred offering costs                       (1,331)          (597)           (734)
Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from
    warrant re-pricing and exercise, and debt cancellation                     (1,549)            --          (1,549)
Mark to market adjustment of derivative and anti-dilution
    obligations arising from the April 2005 financing                             --           (263)            263
Expense attributable to dividends on mandatorily redeemable Series
    A preferred stock                                                            (30)           (30)             --
                                                                         -----------    -----------    ------------
Total non-cash items                                                          (3,011)        (1,056)         (1,955)
                                                                         -----------    -----------    ------------

Total interest expense                                                        (3,076)        (1,080)         (1,996)

Interest income                                                                   --             13             (13)
                                                                         -----------    -----------    ------------
Net interest (expense)                                                   $    (3,076)   $    (1,067)   $     (2,009)
                                                                         ===========    ===========    ============


Nine months ended September 30, 2006 and 2005

Our revenue from continuing operations for the first nine months of 2006 totaled $208,000 compared with $294,000 for the first nine months of 2005, a decrease of $86,000 or 29%. In the first three quarters of 2005, we also recorded $1,813,000 of revenue attributable to sales of our Legacy Business products. The revenues and costs attributable to the Legacy Business have been classified as discontinued operations upon the sale of the business in November 2005 and, accordingly, are not discussed here.

We began selling our BED incidence test in the fourth quarter of 2004 and its sales accounted for approximately 99% of our sales from continuing operations for the first three quarters of 2005 and approximately 86% of our sales for the first three quarters of 2006. The balance of our revenue in both periods is from sales of our HIV-1/2 oral fluid rapid test, primarily in its OTC configuration in 2006, to our Middle Eastern and South African distributors.

Three customers have accounted for approximately 43% of our revenue during the first three quarters of 2006. Two customers purchasing the BED Incidence Test, the Chinese CDC and the US CDC Zambia Project accounted for approximately 19%, and 12%, respectively, of revenues for the first half of 2006. Our distributor for the Middle East, Joseph & Gionis, has purchased oral fluid OTC rapid tests accounting for approximately 12% of our revenues for the first three quarters of 2006. During the first three quarters of 2005, the Chinese National Center for AIDS/STD Control and Prevention purchased BED Incidence tests representing approximately 12% of our total revenues, and was the only customer accounting for more than 10% of our revenues.

Gross margin decreased from approximately 68% of sales in the first three quarters of 2005 to approximately 5% of sales in the first three quarters of 2006. Among the factors contributing to the decreased margin are the change in the product mix and the significantly higher royalty rate attributable to rapid test sales compared to Incidence Test sales; the inclusion in cost of sales for 2006 of certain annual minimum payments and disputed royalty amounts expensed during 2006 that were not a part of 2005 expense; increases in certain of our materials costs due to financial constraints that limit our ability to purchase in the most economical order quantities and increased costs incurred to transfer domestically purchased materials to international manufacturing locations in Thailand and China. Royalty expense and margin rates for 2006 are not typical of the results we expect in the future because of the nominal amounts of revenue and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Additionally, our current product costs are based on uneconomic purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we expect to achieve in commercial scale operation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Research and development costs decreased by $625,000 or 39%, from $1,877,000 in 2005 to $1,252,000 in 2006. Domestic R&D expense decreased by $959,000, primarily due to the elimination of our Rockville, Maryland facility-based R&D staff and their related operations in the business restructuring we implemented during the second quarter of 2005. We have continued to incur travel and other costs related to the transfer of our manufacturing technology to our Thailand contract manufacturer and our Chinese joint venture and for various international clinical trials of our rapid tests during 2006; but those expenses have decreased compared with the expense associated with similar activities during 2005. Offsetting the decrease in domestic R&D spending is $334,000 of research and development expense related to our rapid tests and incurred primarily by our Beijing Marr joint venture, which did not exist in 2005.

Selling, general and administrative costs decreased by $1,362,000 or 30%, from $4,555,000 in the first half of 2005 to $3,193,000 in the first half of 2006. The primary components of the net decrease include the following:

      o a decrease of approximately $535,000 related to the second quarter 2005 charge for restructuring our operations and closing our Maryland and California facilities;

      o a decrease of approximately $580,000 in marketing consulting expenses;

      o a decrease of approximately $446,000 in investor relations, public company and legal expenses, including approximately $138,000 of non-cash expense; offset by

      o an increase of approximately $363,000 of general and administrative expenses incurred by our Chinese joint ventures that were not consolidated in 2005.

Our loss from operations for the first three quarters of 2006, at $4,434,000, reflects a 35% decrease compared with the $6,233,000 loss from continuing operations reported for the first three quarters of 2005.

We recorded net interest expense of $7,364,000 for the first three quarters of 2006 compared with $751,000 of net interest income in the first three quarters of 2005, principally due to the accounting for the derivative and anti-dilution obligations of our 2005 convertible note financing which were required to be adjusted to their fair value during 2005, with the change in value being recognized in interest expense, the write-off of such amounts during 2006 in proportion to the conversion or repayment of such debt and the third quarter 2006 expense associated with Warrant re-pricing and exercise and the related debt cancellation.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The following table summarizes the components of interest income (expense) (in thousands):

                                                                              Nine Months ended
                                                                                 September 30,          (Increase)
                                                                         --------------------------      Decrease
                                                                             2006          2005          Expense
                                                                         -----------    -----------    ------------
Interest on debt instruments paid or payable in cash                     $      (220)   $       (98)   $       (122)
                                                                         -----------    -----------    ------------
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
    Notes)                                                                      (382)          (332)            (50)
Amortization and proportional write-off upon conversion of note
    and debenture discounts and deferred offering costs                       (4,750)          (953)         (3,797)
Mark to market adjustment of derivative and anti-dilution
    obligations arising from the April 2005 financing                           (375)         1,834          (2,209)
Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from
    warrant re-pricing and exercise, and debt cancellation                    (1,549)            --          (1,549)
Mark to market adjustment of anti-dilution obligations arising from
    the May and July 2004 equity financings                                       --            506            (506)
Expense attributable to warrants issued in conjunction with the
    2005 Marr Credit Facility                                                     --            (71)             71
Expense attributable to warrants issued in conjunction with the
    2004 anti-dilution obligation                                                 --            (81)             81
Expense attributable to dividends on mandatorily redeemable Series
    A preferred stock                                                            (90)           (90)             --
                                                                         -----------    -----------    ------------
Total non-cash items                                                          (7,146)           813          (7,959)
                                                                         -----------    -----------    ------------
Total interest expense                                                        (7,366)           715          (8,081)

Interest income                                                                    2             36             (34)
                                                                         -----------    -----------    ------------
Net interest (expense) income                                            $    (7,364)   $       751    $     (8,115)
                                                                         ===========    ===========    ============


Liquidity and Capital Resources

Financing Activities

In April 2005, we concluded an $8 million convertible note financing and entered into a $5.5 Million Credit Facility with Marr, both as described in Note 7 of the unaudited condensed consolidated financial statements. Between April 2005 and September 2006, we have issued an aggregate of $5.5 million of 7% Promissory Notes to Marr, availing ourselves of the entire amount committed under the Credit Facility. In the absence of additional conversions, the remaining outstanding balance of both the 8% Convertible Notes (including notes issued in payment of interest) and the 7% Promissory Notes, $4,883,000 and $3,057,000 at October 31, 2006, respectively, are due in April 2007.

In June 2006, we entered into subscription agreements with two accredited investors under which the investors agreed to purchase an aggregate of 16,666,666 shares of our common stock at a price of $0.18 per share, for an aggregate of $3,000,000. Through November 2, 2006, we have received $495,000 from one of the investors.

During July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. Investors exercised warrants to purchase an aggregate of 25,080,000 shares of our stock at the reduced exercise price. We received approximately $258,000 in cash proceeds from the exercises and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,545,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility in lieu of cash payments for the warrant exercises.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Operating Activities

During the nine months ended September 30, 2006 and 2005 we used cash of $3.9 million and $6.5 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses. In the first three quarters of 2006, we also used cash to fund the the research and development and administrative operations of our Chinese joint ventures, which were not consolidated in 2005. Through the first half of 2005, we also used cash in manufacturing our Legacy Business products.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although FAS 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in FAS 157 retains the exchange price notion inherent in earlier definitions of fair value. FAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, FAS 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). FAS 157 clarifies that market participant assumptions include, among other considerations, assumptions about risk, about the effect of a restriction on the sale or use of an asset and about the effect of credit risk (credit standing) on the fair value of a liability. FAS 157 expands disclosures about the use of fair value to measure assets and liabilities, and particularly the inputs used to measure fair value, in interim and annual periods subsequent to initial recognition.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact this statement will have on its results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The company determines whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the "more-likely-than-not" recognition threshold, the company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the "more-likely-than-not" recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on our results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
(v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for years beginning after September 15, 2006. We have not yet determined what impact this statement will have on our results of operations or financial position.

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

                    Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Financing We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

We do not believe that our cash on hand at September 30, 2006 of $366,000 will be adequate to sustain our operations at expected levels beyond late 2006. Furthermore, the notes we have outstanding under the 2005 Marr Credit Facility Agreement at October 31, 2006, totaling $3,057,000, as well as the unconverted 8% Senior Convertible Notes, totaling $4,883,000 at October 31, 2006, must be repaid on April 3, 2007. We believe we will need to arrange additional equity-based financing to fund our operations and make the investments necessary to continue to execute our business plan in 2006. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.

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

As of September 30, 2006 our domestic trade accounts payable totaled $1.3 million, of which approximately $1.2 million was over sixty days past due. Further, we currently have a number of cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that will enable us to make the required payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. Additionally, our financial condition has prevented us from ordering certain materials in the most economical order quantities, which increases the cost of our products and reduces our margins.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the nine months ended September 30, 2006 was $11.4 million and for the and year ended December 31, 2005 was $8.8 million. Our accumulated deficit at September 30, 2006 was $164 million. We expect operating losses to continue through 2006, as we complete the commercialization of our rapid tests, complete our international technology transfers, and conduct additional research and development and clinical trials for current and potential new products.

                Risks Related to the Market for Our Common Stock

Our Registration of a Significant Amount of Our Stock Issuable upon Conversion of Notes or Exercise of Warrants and Eligible for Future Sale May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of our outstanding 8% Senior Convertible Notes and warrants (the "April 2005 Private Placement") and in connection with the 2005 Marr Credit Facility, we registered for resale approximately 73 million shares of our common stock, of which approximately 12.6 million shares have been issued at July 31, 2006 upon conversion of our 8% Convertible Notes and an additional 16.0 million shares are issuable upon conversion prior to April 4, 2007. During July 2006, we issued approximately 25 million registered shares of our common stock upon the exercise of re-priced warrants and there remain approximately 30 million registered shares underlying immediately exercisable warrants granted in the April 2005 Placement and in the May and July 2004 PIPEs. Upon the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. Additionally, we have granted piggyback registration rights for shares underlying an additional 12.5 million warrants granted in conjunction with the exercise of repriced warrants and for 2.75 million shares issued in conjunction with the June 2006 Subscription Agreements. The issuance of all of such shares would increase by approximately 26% the number of shares currently outstanding, essentially all of which are also registered and freely tradable. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

From inception through October 31, 2006, we have issued approximately 221 million shares of our common stock and raised approximately $157 million. We have 800 million shares authorized for issuance. After considering the share reserves required for our recent financings, we have the ability to issue approximately 400 million shares of our common stock for financing or for other purposes. The perceived risk of dilution from this amount of authorized but unissued stock may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we expect to continue to issue warrants and options at or below the current market price or make additional stock bonus grants. During 2005, we issued approximately 0.7 million shares and approximately 1.6 million options at market in payment of consulting services. In the first three quarters of 2006, we issued approximately 2.0 million shares in payment of consulting and other services. In addition to the potential dilutive effect of issuing a large number of shares or options, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.075 per share and as high as $0.33 per share in the twelve months ended November 2, 2006. We believe that some of the factors leading to the volatility include:

      o price and volume fluctuations in the stock market at large which do not relate to our operating performance;

      o     fluctuations in our operating results;

      o     concerns about our ability to finance our continuing operations;

      o concerns about the liquidity of our stock as a result of delisting from the American Stock Exchange;

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

We have begun examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act ("SOA"), as required for our Annual Report on Form 10-KSB for the year ending December 31, 2007, or other deadline for compliance, if extended. While we expect to meet the requirements of the SEC's Guidelines under SOA, there can be no assurance that we will do so, nor can we estimate at this time the cost of achieving compliance under the rules - which for many smaller companies has been a material portion of their revenue and/or profits. In addition, if we fail to maintain the adequacy of our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Additionally, as a result of the 1:30 reverse split of our common stock that became effective in May 2003, we currently have approximately 400 million shares of common stock that could be issued for financing or other purposes. Dilution resulting from such issuance could also adversely affect the rights of our current common stockholders. Further restructuring, if approved by the stockholders, would further increase the number of shares available for future financings and would result in additional dilution to the current common stockholders.

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

                          Risks Related to Our Business

We May Not Be Able to Retain and/or Attract Key Executives and Other Personnel.

As a result of the restructuring plan we implemented in 2005, a number of our key executives and senior administrative, marketing, quality systems and research and development personel and staff left the company rather than transition to the new operation in Oregon when we closed our Rockville and Pleasanton facilities. Further, two of our senior executives resigned in late 2005 and certain senior employees have resigned during 2006. As a small company, our success depends on the services of key employees in these positions. Our inability to replace or attract key employees in certain positions as a result of our financial condition or for other reasons could have a material adverse effect on our operations.

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

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Among the critical items we purchase from qualified sole source suppliers are various conjugates, and HIV-positive and HIV-negative testing samples. Any delay or interruption in the supply of these or other sole source components could have a material adverse effect on us by significantly impairing our or our contract manufacturer's ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. Further, price increases imposed by these suppliers may result in increased costs and reduced margins to us, if we are unable to pass the increased costs on to our customers. In addition, if our financial condition impairs our ability to pay for critical components on a timely basis, our suppliers may delay or cease selling critical components to us, which could also restrict our ability to manufacture. We typically do not have long-term supply agreements with these suppliers, relying instead on periodic purchase orders to acquire materials with the result that suppliers could delay or decline to ship components until payment is made in advance or on a COD basis.

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer ("CEO") and principal financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the "Controls Evaluation") as of September 30, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. Effective January 1, 2006, we began consolidating our interests in Beijing Calypte and Beijing Marr. We have concluded that the disclosure controls and procedures for our consolidated entity are currently not effective and we are evaluating and implementing procedures to remediate the deficiencies. No change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

                CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Unregistered sales of securities and use of proceeds

Between July 7 and July 14, 2006, when the market price for our common stock ranged between $0.18 and $0.20 per share, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. We also agreed to issue to warrant holders exercising their re-priced warrants new unregistered warrants exercisable at a price of $0.25 per share (the "Additional Warrants"), equal in amount to 50% of the warrants exercised. Warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our stock at the reduced exercise price. We received approximately $258,000 in cash proceeds from the exercises and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,442,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility and $102,000 of accrued interest on the 7% Promissory Notes in lieu of cash payments for the warrant exercises. We issued Additional Warrants to purchase approximately 12,540,000 shares of our common stock. We issued the Additional Warrants on August 3, 2006 and they will become exercisable 6 months after their issuance, on February 3, 2007 and have a term of one year after issuance. We granted piggyback registration rights for the shares underlying the Additional Warrants.

                 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the third quarter of 2006.

Item 5. Other information - Subsequent Events

Issuance of 8% Notes in payment of interest and Conversion of Notes

The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective October 4, 2006, we issued an aggregate of approximately $92,000 of Secured 8% Convertible Notes in payment of quarterly interest (the "October 2006 Interest Notes") on the outstanding principal balance of the April 4, 2005 Notes and on the July and October 2005 Interest Notes and the January, April and July 2006 Interest Notes (collectively, the "Interest Notes"). The October 2006 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued Interest Notes, except that they and the April and July 2006 Interest Notes do not have anti-dilution provisions. We did not issue warrants in conjunction with the October 2006 Interest Notes.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K filed during the third quarter of 2006 and thereafter through October 31, 2006:

      Form 8-K/A (No. 1) regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers- filed July 5, 2006 - Announcing the terms of the Employment Agreement dated June 28, 2006 between the Company and Roger I. Gale for Mr. Gale's service as the Company's President and Chief Executive Officer.

      Form 8-K regarding Item 7.01 Regulation FD Disclosure - filed August 15, 2006 - Providing the prepared remarks of Messrs. Roger Gale and Theodore Gwin for the Investor Webcast reporting the Company's financial results for the second quarter ended June 30, 2006 held on August 9, 2006.

      Form 8-K regarding Item 8.01 Other Events - filed September 8, 2006 - Announcing that the Company's common stock had been cleared for trading on the NASD OTC Bulletin Board, including the Company's press release dated September 8, 2006.

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

                                        CALYPTE BIOMEDICAL CORPORATION
                                        (Registrant)


Date: November 6, 2006                  By: /s/ Theodore R. Gwin
                                            ------------------------------------
                                            Theodore R. Gwin
                                            Chief Financial Officer
                                            (Principal Accounting Officer)