Form 10KSB
period 2006-12-31
CALYPTE BIOMEDICAL CORP
filed 2007-04-02
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number: 000-20985

CALYPTE BIOMEDICAL CORPORATION
(Name of small business issuer in its charter)

DELAWARE	06-1226727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Centerpointe Drive, Suite 400, Lake Oswego, OR	97035
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (971) 204-0282

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.03 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒

State issuer’s revenues for its most recent fiscal year. $547,000

As of March 29, 2007, 340,733,645 shares of the registrant’s common stock, $.03 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was approximately $17,841,000 based on the $0.071 per share closing price of the common stock on that date reported on the NASD Over the Counter Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission relative to the issuer’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

CALYPTE BIOMEDICAL CORPORATION
FORM 10-KSB

Except for the historical information contained in this annual report on Form 10-KSB, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to obtain additional financing if and when needed, uncertain market acceptance of current and prospective new products for determining the presence of HIV antibodies and our limited experience selling and marketing HIV diagnostic tests, as well as the other risks and uncertainties described under “Additional Factors that May Affect Future Results” beginning on page 45 and elsewhere in this Annual Report on Form 10-KSB. The Company assumes no obligation to update any forward-looking statements contained herein.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-KSB contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues or revenue growth rate in 2007. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe,” “plan,” “intend,” “expect,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results.” We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

Item 1. Business

(a) Business Development.

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Prior to that date, our stock had traded on the American Stock Exchange under the symbol “HIV”. Our administrative offices are located in Lake Oswego, Oregon, a suburb of Portland. We have research operations in Vancouver, Washington. Through our 51%-owned joint ventures, we have manufacturing and marketing operations in Beijing, China.

Historically, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we refer to as our “Legacy Business.” After consolidating our Legacy Business operations into our Rockville, Maryland facility in 2004, on April 18, 2005, we entered into a non-binding letter of intent to sell the Legacy Business to Maxim Biomedical, Inc. (“Maxim”). Effective May 1, 2005, we entered into a manufacturing services and management agreement (the “Manufacturing Services Agreement”) with Maxim under which Maxim manufactured, shipped and performed quality control procedures for us in connection with the Legacy Business. Under the terms of the Manufacturing Services Agreement, Maxim hired some of our ex-employees and we transferred our inventory to Maxim for use under the agreement. Effective November 15, 2005, under the terms of an Asset Purchase and License Agreement (the “Agreement”), we sold the Legacy Business to Maxim.

Our current emphasis is the commercialization of our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market. We have completed field trials or product evaluations of our HIV-1/2 Rapid Tests covering an aggregate of over 5,000 samples in China, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the tests. In our studies, the tests have averaged 99.6% accuracy. We have obtained regulatory approvals in parts of Africa, Southeast Asia, the Middle East, and, most recently, in Russia, and we expect to expand our market reach on a steady basis. We plan to develop a complementary oral fluid test using an alternative antigen that will enable us to market a completely non-invasive screening and confirmation testing system for HIV-1/2.

In the fourth quarter of 2004, through an arrangement with the U. S. Centers for Disease Control and Prevention (the “CDC”), we introduced an HIV-1 BED Incidence EIA test (the “BED Incidence Test”) that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission is occurring most recently. We are also seeking to expand the distribution of this test.

As a result of discontinuing our Legacy Business, we have significantly reduced our monthly operating burn rate as compared with historical levels. Consequently, however, the revenue stream from the Legacy Business products has also been eliminated, requiring that we rely on revenue from sales of the BED Incidence Test and international sales of our HIV-1/2 Rapid Tests as well as external financing sources to pursue our business milestones and achieve profitability. Although we are focusing our efforts on commercializing the HIV-1/2 Rapid Tests to generate the revenue stream necessary to support our operations and achieve our financial objectives of sustained profitable operations and increased stockholder value, there can be no assurance that we will achieve expanded acceptance of or realize significant revenues from the sale of the BED Incidence Test or the HIV-1/2 Rapid Tests or other new products that we may develop or market, or that we will achieve and sustain profitability and positive cash flows in the future.

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which holds approximately 19% of our outstanding stock as of March 29, 2007. Through 2006, the operations of Beijing Calypte were primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”). We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr. Marr Asia continues to own the remaining 49% interest in Beijing Marr. Through the acquisition of Beijing Marr, we have acquired rights to manufacturing facilities and other assets necessary to manufacture our HIV-1/2 Rapid Test products in China. Beijing Marr has recently renovated the manufacturing facilities and is pursuing the necessary governmental approvals to begin production and sale of our HIV-1/2 rapid oral fluid (OMT) diagnostic test, which is currently being evaluated by the Chinese State Food and Drug Administration (“SFDA”). We expect that this facility will also support the manufacturing of our products for export to other countries.

The financial statements included in Item 7 in this Form 10-KSB reflect the consolidated operations of and our ownership interests in Beijing Calypte and in Beijing Marr beginning in January 2006. They also reflect the 2005 results of the Legacy Business as a discontinued operation.

Financial Considerations

To successfully implement our business plans, we must obtain sustainable positive cash flow and profitability. Our future liquidity and capital requirements will depend on numerous factors, including successful commercialization of our HIV-1/2 Rapid Tests, protection of intellectual property rights, costs of developing our new products, including obtaining and maintaining the necessary intellectual property rights, our ability to transfer technology, set up and scale up manufacturing and obtain regulatory approvals of our new rapid tests, market acceptance of our products, existence of competing products in our current and anticipated markets, actions by the FDA and other international regulatory bodies, and the ability to raise additional capital, if and as needed, in a timely manner.

During 2006, we incurred a net loss of $13.8 million and a negative cash flow of $5.0 million to fund our operations. At December 31, 2006, we had a working capital deficit of $12.6 million and our stockholders’ deficit was $9.4 million. Our cash balance at December 31, 2006 was $0.4 million. Based upon our financial condition at December 31, 2006, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2006 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.  During March 2007, we entered into Subscription Agreements for a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash. The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock. The warrants to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 2008. Warrants to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 2008. If fully exercised, the warrants would provide us with an additional $13.5 million in cash. We consider the exercise of these warrants as a potential source of medium-term financing that would finance the growth plans described in Trends, Events and Uncertainties in Part II, Item 6 of this Form 10-KSB, as well as fund operating losses and working capital requirements during the expected growth phase of our business, beginning in 2007 and continuing into 2008. We entered into agreements for a total of $617,800 in other financings in the first quarter of 2007 that served as a bridge to this PIPE transaction. Certain of these transactions, totaling $250,000 were bridge financings and are to be repaid from the proceeds of the PIPE. At March 29, 2007, we also had outstanding the unpaid balance of the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, aggregating $9,433,000, all of which were due in April 2007. In March 2007 we extended the maturity date of an aggregate of $9,183,000 of these notes to April 2009. With the exercise of the warrants uncertain, we do not believe that our current cash resources are sufficient to allow us to fully attain our business milestones and achieve positive cash flow. Based on our current obligations and our 2007 operating plans, we do not believe that we can sustain our operations throughout 2007 without obtaining additional financing or in the absence of an early exercise of a significant portion of the 150 million warrants described above. There can be no assurance that the warrants will be exercised prior to their expiration, or at all, or that additional financing will be available, or if it is available, that it will be available on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transactions, to sustain our operations. As we expand in the U.S., we expect to form strategic partnerships with companies that have greater strength than we do to penetrate the potential OTC testing market. We do not currently have any definitive agreements with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. Further, our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005, as amended, and the 7% Promissory Notes issued under the 2005 Credit Facility with Marr, as amended, may inhibit our ability to secure financing in the future. Although we expect to be able to raise additional capital, there can be no assurance that we will secure such financing or enter into such strategic agreements, or that our stockholders would approve the terms of such agreements or financing, if so required.

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2007. In the absence of adequate resources from current working capital and existing financing arrangements, we may be required to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when we require it or if it is not available to us on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. There can be no assurance that we will enter into such strategic agreements or secure such financing, or that our stockholders will approve the terms of such agreements or financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

(b)  Business of issuer.

Background on HIV

HIV, the virus that causes Acquired Immunodeficiency Syndrome (“AIDS”), continues to be a leading cause of death for persons aged 25 to 44 in the U.S. and for persons of all ages in many international locales. Those infected with HIV generally do not show symptoms of AIDS until several years after HIV infection, if at all. Because most persons infected with HIV are unaware of their HIV status and are asymptomatic for AIDS, they do not avail themselves of medical treatment and may unknowingly expose others to the risk of HIV infection. HIV is spread by a transfer of bodily fluids, primarily through sexual contact, blood transfusions, sharing intravenous needles, accidental needle sticks or transmission from infected mothers to newborns.

Prior exposure to HIV can be detected in laboratory and point-of-care tests even though the infected individual is asymptomatic. Although the human immune system typically requires a number of weeks or months to begin producing antibodies following exposure to HIV, there is no consensus in the scientific community as to whether antibodies can first be detected in blood, oral fluid or urine.

The December 2006 AIDS Epidemic Update published jointly by the Joint United Nations Programme on HIV/AIDS (“UNAIDS”) and the World Health Organization (the “WHO”) provides the following assessment of the worldwide AIDS epidemic:

“…the number of people living with HIV continues to grow, as does the number of deaths due to AIDS. A total of 39.5 million [34.1 - 47.1] people were living with HIV in 2006 - 2.6 million more than in 2004. This figure includes the estimated 4.3 million [3.6 million - 6.6 million] adults and children who were newly infected with HIV in 2006, which is about 400,000 more than in 2004.

In many regions of the world, new HIV infections are heavily concentrated among young people (15-24 years of age). Among adults 15 years and older, young people accounted for 40% of new HIV infections in 2006.

Sub-Saharan Africa continues to bear the brunt of the global epidemic. Two thirds (63%) of all adults and children with HIV globally live in sub-Saharan Africa, with its epicenter in southern Africa. One third (32%) of all people with HIV globally live in southern Africa and 34% of all deaths due to AIDS in 2006 occurred there. Almost three quarters (72%) of all adult and child deaths due to AIDS in 2006 occurred in sub-Saharan Africa: 2.1 million [1.8 million - 2.4 million] of the global total of 2.9 million [2.5 million - 3.5 million]. Overall sub-Saharan Africa is home to an estimated 24.7 million [21.8 million - 27.2 million] adults and children infected with HIV - 1.1 million more than in 2004.”

The Update further reported that in the past two years the number of people living with HIV increased in every region of the world. The Update cited East Asia (including China, India, Thailand, and Viet Nam) and Eastern Europe and Central Asia (including the Russian Federation, Ukraine, and Uzbekistan) as having the most significant increases. In Eastern Europe and Central Asia, for example, the number of people living with HIV in 2006 was 21% higher than in 2004.

The Bill & Melinda Gates Foundation (the “Gates Foundation”) cites the following statistics in its Global Health website presentation:

“Nearly 40 million people around the world are infected with HIV, the virus that causes AIDS. Almost 2.8 million die of the disease each year, 95 percent of them in the developing world. Close to five million people become infected with HIV each year.

Sub-Saharan Africa is the hardest hit region so far. But HIV is spreading rapidly in other areas, including India, China, and Russia. By 2010, experts estimate that these three countries alone may add as many as 40 million more HIV infections among their populations.”

These countries have been referred to as the “next wave” of the HIV/AIDS pandemic.

HIV Testing -The First Step in a Treatment Protocol

Experts agree that the most important actions that can be taken to stem the spread of the HIV/AIDS epidemic are education and testing. However, countries in which HIV is spreading most rapidly have generally had the lowest testing rates. These include countries in Sub-Saharan Africa where the prevalence of HIV infection is the highest and the “next wave” countries.

HIV was first diagnosed in the early 1980’s. The discovery in 1984 of HIV antibodies circulating in the blood led to the development and widespread use of blood screening tests for the detection of HIV antibodies. Blood banks began testing their supplies of blood in an effort to maintain and protect the integrity of the blood. Essentially all current HIV diagnostic tests operate on the principle that antibodies react with antigens. Antibodies are produced by the human body in response to the presence of an infectious disease, such as HIV. Antigens are substances that stimulate production of antibodies. Antibody screening (diagnostic) tests provide an antigen base that will react with HIV antibodies, if such antibodies are present. Enzymes or other color-coated particles are used to detect the reaction between the antigens and antibodies.

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

The International Testing Gap

In its HIV/AIDS Surveillance Report, Volume 17, 2005 issued in 2006, the CDC reported an HIV prevalence rate of approximately 0.14% in the United States. The AIDS Epidemic Update estimates the prevalence rate of adults (ages 15 to 49 years of age) living with HIV at the end of 2006 at 5.9% and 0.9%, respectively, for sub-Saharan Africa and Eastern Europe and Central Asia. In many countries and sub-regions, and particularly among women, the prevalence rates are even higher. The size of the market for HIV diagnostic tests in the United States is not related to the prevalence of HIV infection, but to the significant percentage of the population that is tested for one or more purposes.

The following table provides a summary of our internal estimates of testing rates compiled from a combination of sources including industry reports, published articles and local distributors. The data clearly indicate that countries or regions in which the prevalence of HIV is greatest currently have the lowest testing rates.

Developed Countries	Annual Testing Rate, Adults 15-64
USA	25%
Western Europe	17%
Other developed countries	13%
Average:	19%

Developing Countries	Annual Testing Rate, Adults 15-64
China	2%
India	2%
Southeast Asia	2%
Sub-Saharan Africa	7%
Russia/Eastern Europe	13%
North Africa/Middle East	2%
Latin America	2%
Other developing countries	2%
Average:	3%

In his August 2006 speech at the 16th International AIDS Conference in Toronto, Kevin M. DeCock, M.D., the Director of the Department of HIV/AIDS for the World Health Organization, made the following comments underscoring the need for access to HIV testing and subsequent treatment:

“The fact that 21 years after the HIV test was introduced only about 10% of infected persons worldwide know their status is an indictment of our commitment to public health and to affected communities, whose most basic rights, life and health, are compromised by the unforgiving natural history of undiagnosed and untreated HIV infection. And as the data indicate, too often, treatment delayed is treatment denied.”

China, Sub-Saharan Africa, Russia, Southeast Asia, India and Brazil all face explosive and deadly growth in both the number and rate of HIV infections. Many of the countries where HIV/AIDS is currently most prevalent do not have the economic ability or medical infrastructure to adequately diagnose and provide therapy to persons already infected or to provide education or take other steps to prevent the spread of the epidemic. However the Global Fund, UNAIDS, WHO, the World Bank, the United Nations, the Gates Foundation and many other humanitarian and governmental organizations, including the Unites States, through its recently-enhanced President's Emergency Plan for AIDS Relief (PEPFAR), have all recognized the importance of mitigating the advance of the HIV/AIDS epidemic and have made significant contributions to combat the crisis through funding, science, testing and treatment implementation.

Other countries, such as China, that have the internal resources to respond to the threat of HIV/AIDS have only recently recognized HIV/AIDS as a serious problem. However, the growing prevalence of HIV/AIDS in those countries and the devastating human and economic toll of HIV/AIDS on Africa are changing attitudes. In China, HIV/AIDS is now openly acknowledged at all levels of government as a serious threat to the future prosperity of the country and resources are being mobilized to provide comprehensive education, testing and treatment. Recent developments in China include the institution of mandatory testing of all military recruits and students, prominent HIV/AIDS awareness and education programs, and establishment of programs to guarantee universal access to treatment.

We expect that the continuing worldwide response to the HIV/AIDS crisis will significantly increase spending on HIV diagnostics. We project that the worldwide market for HIV diagnostic tests will grow from approximately $513 million in 2003 to approximately $1 billion in 2010, driven largely by expansion of testing programs in developing countries. Our estimate is based in part on the February 2004 report HIV/AIDS Testing - A Global Strategic Report by Global Industry Analysts and in part on our internal research.

The following table describes the primary purchasers and recipients of HIV diagnostics acquired to meet the challenges of the worldwide HIV/AIDS epidemic.

Providers	Organization	Description	Examples
International Coordinating Agencies
Agencies with the dual role of providing funds and technical/operational advice to African nations. Their roles include:

•  Technical guidance on available AIDS testing products

•  Operational guidance (procurement guidelines, advice on setting up testing programs)

•  Funding (e.g. World Bank loans) and test donations
• WHO • UNAIDS • World Bank
Developed World Countries

First World government organizations that provide bilateral support to African Governments and Non- Governmental Organization (“NGO”) programs. Support may include:

•  Funding

•  Advice

•  Involvement in setting up and running HIV test programs
• US: USAID, PEPFAR;CDC • Norway: NORAD • Japan: JICA
Pure Funds

•  Organizations whose primary purpose is to grant large funds to governments of developing nations and local and international NGOs

•  Pure funds do not typically run HIV testing programs in recipient countries or provide technical/operations advise on running HIV testing programs.

• The Global Fund • Gates Foundation
Recipients	Governments of Developing Nations	Various departments (Ministry of Health, President’s Office, National Lab) within the local government that supervise, coordinate and regulate lab and field-based HIV testing programs.	• Governments of all countries
Local NGOs
•  Private or community organizations which operate locally and run local testing program, including voluntary counseling and testing

•  Raise some funds on their own, but are typically given funding and advice by out-of-country organizations

• AIDS Information Centre • Family Planning Association Uganda
International NGOs
•  Internationally-based organizations that operate HIV testing programs in needy countries

•  These organizations are partially self-funded and partially funded by larger fund organizations (e.g. Global Fund, Gates Foundation, World Bank, etc.)
• Multi-Country AIDS Project • Family Health International • AIDS Campaign Team • Catholic Mission Board

Our Products

Following the disposition of our Legacy Business, our product line now includes our AwareTM line of low cost rapid tests and our HIV-1 BED Incidence test. At present our rapid tests are designed for use in international applications. Our business model calls for us to introduce rapid tests for the domestic market in the future.

The Aware™ Rapid Test Product Line

The largest numbers of HIV infections are found in sub-Saharan Africa and Asia. The epidemic is growing in China, India, and in the countries of Northern Africa and Eastern Europe. The characteristics of these markets do not lend themselves to the use of traditional laboratory-based tests. In portions of Africa and Asia in particular, the lack of properly equipped laboratories, properly trained technologists, or even reliable electricity and water make the logistics associated with traditional laboratory-based testing algorithms slow, impractical and unreliable. Accurate, self-contained rapid tests that are easy to perform even in remote locations offer tremendous promise in these high-risk settings.

Additionally, one of the challenges faced by HIV clinicians worldwide is that of getting patients to return to the clinic for the results of their HIV test following the initial counseling and testing session. The CDC has reported that up to 30% of the people who attend HIV clinics in the United States do not return for their results. Whether this is caused by fear or by the inconvenience of revisiting the clinic, the result is the same - lost opportunities to further counsel, and if necessary, treat the patient. The problem is at least as difficult in the developing world.

There, HIV testing often requires a more comprehensive solution than a reliable point-of-care blood test. Cultural taboos about giving blood, the fear of painful blood collection, potential risks associated with the re-use of or accidents involving needles and lancets, and the stigma of being seen at an HIV clinic are all factors that can limit the utility and effectiveness of rapid HIV blood tests.

The ability to perform HIV testing without the need for a blood sample has been shown in the past to significantly increase voluntary testing rates. Moreover, the elimination of needles and lancets from the testing process simultaneously eliminates the risk of accidental infection through needle re-use or needle-stick accident. To address the needs of developing world markets in Africa and parts of Southeast Asia, as well as the Middle East and Eastern Europe, we have developed our AwareTM line of low cost rapid tests in a simple, easy to use format suitable for use in point of care settings in remote locations. We have developed rapid tests for the detection of antibodies to HIV-1 and HIV-2 that can use either oral fluid or blood or as a specimen sample. We are primarily concentrating on introducing our oral fluid rapid tests into international markets.

Regardless of the specimen sample, both versions of these immunochromatographic tests employ a lateral flow “dipstick” design, free of plastic housings to reduce cost and waste. After dropping the dipstick into a disposable test tube that contains the sample, the sample migrates up the strip. Along the way, the sample will wet a Protein A: gold conjugate pad. The reconstituted conjugate is reddish in color, and will bind with IgG in the sample. So bound, the sample and conjugate will continue to migrate up the dipstick. As this complex of sample and gold conjugate migrates, it will encounter a line of HIV proteins (recombinant or synthetic peptide, depending on the assay). At this point, the anti-HIV IgG in an antibody-positive sample will form a classical antigen:antibody:conjugate complex which is visually discernable as a red line. Further up the dipstick, the sample and conjugate complex will encounter a line of anti-human IgG antibody. Human IgG that is present in the sample will form a visible antibody:antibody:conjugate line. This second line acts as a control line that indicates not only that the reagents imbedded in the test device are functional, but that a valid, adequate sample was introduced to the test. For both the oral fluid and blood tests, positive results are generally visible within 5 minutes, although we advise users to allow 20 minutes before interpreting a result a negative.

Oral fluid samples are collected by wiping a swab across upper and lower gums, and then releasing the material collected by the swab into a dropper-full (1mL) of diluent. The blood/serum/plasma test requires just 5 µL of sample in a dropper-full (200 µL) of diluent.

Our current Aware™ line includes the following products:

Aware™ HIV-1/2 OMT (Oral fluid) PRO (Professional)

We developed the Aware™ HIV-1/2 OMT test to address the drawbacks of blood testing. We believe this test is ideally suited to clinical or professional settings in the developing world. Although the range of other assays that can presently be performed on OMT samples is limited, OMT samples can be easily collected anywhere, including public settings, giving the test a unique advantage over tests using other sample media. Evaluations suggest that the accuracy of our OMT test is only slightly less than a test using a laboratory blood sample and on a par with the best of rapid blood tests. The strengths of the Aware™ HIV-1/2 OMT test are:

•
It has a true IgG control line that indicates not only that the device is functional but that a human sample has been added (some assays feature a control line that appears even if the correct sample is not added)

•	Kit packaging is designed to permit multiple users to use the kit simultaneously

•
Unlike its primary competitor, the Aware™ OMT sample preparation step produces surplus sample, which can be used to repeat the test, or to perform a confirmatory assay such as an oral fluid Western Blot test

•	Aware™ OMT testing is painless, safe, and non-invasive

•
Although more expensive than blood tests, the all-in costs (including costs of handling and disposal of blood) are less. Further, we expect the Aware™ OMT to have a cost advantage over its primary current oral fluid competitor

Aware™ HIV-1/2 OMT OTC

The Aware™ HIV-1/2 OMT OTC test is an over-the-counter version of our oral fluid rapid test. The test was designed for markets in which we see substantial demand for a low-cost self-administered, over-the-counter HIV test, including the Middle East, Russia and other Eastern European and Central Asian countries. The Aware™ HIV-1/2 OMT OTC has the same performance attributes as the PRO version but is packaged for individual sale and includes simplified usage instructions tailored for the non-professional consumer.

Aware™ HIV-1/2 BSP PRO

Although we are committed to non-blood testing, we developed the Aware™ HIV-1/2 BSP (blood/serum/plasma) test to offer a full range of testing solutions. The BSP test allows us to participate in tenders that specify blood and in markets where blood testing remains the norm. The BSP test also demonstrates our ability to develop and manufacture a rapid HIV test that meets uniform international standards and performs well in international evaluations. Further, it allows us to provide one-stop shopping and standardized methods for customers wanting to use both blood and non-blood tests. The strengths of the Aware™ HIV-1/2 BSP test are:

•
It has a true IgG control line that indicates not only that the device is functional but that a human sample has been added (some assays feature a control line that appears even if the correct sample is not added)

•	Kit packaging is designed to permit multiple users to use the kit simultaneously

•	The test can be used on all types of blood: serum, plasma, venous whole blood and finger-stick whole blood. This flexibility is not found in all rapid HIV blood tests

•	Its clinical performance effectively competes with the top brands of rapid blood HIV test

•	As with all rapid blood tests, the sampling procedure can be easily modified to permit routine and convenient sample collection for epidemiology purposes (BED Incidence EIA)

HIV-1 BED Incidence EIA

The HIV-1 BED Incidence EIA Test (the “Incidence Test”) is designed to estimate the rate of new HIV infections in a population by determining what proportion of a population of HIV infected people were infected recently (e.g. within approximately the past 6 months.) Under a license from the CDC, we serve as the contract manufacturer of this test and have the right to market it worldwide. We did not participate in the development or validation of the Incidence Test or the development of the guidelines for its use. The guidelines that dictate how the test is to be interpreted and how the data generated by the test are to be used are determined by the CDC and other authoritative public health entities such as UNAIDS.

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

During 2005, the CDC conducted workshops to train representatives from various domestic governmental public health and humanitarian organizations to use the test and announced that the Incidence Test is the exclusive HIV surveillance test in the United States. Outside of the United States, the CDC actively promoted the use of the Incidence Test through advocacy and conducting “train-the-trainer” workshops.

In February 2006, the CDC issued an Information Sheet: Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. addressing a December 2005 UNAIDS report regarding studies in Africa and Thailand indicating that the Incidence Test apparently over-estimated the incidence rate.  The Information Sheet acknowledges that the assay may cause over-estimation under certain conditions and suggests expanding current protocols. The Information Sheet notes, “[T]he [Incidence Test] in combination with the appropriate estimator is the preferred approach to calculating incidence of HIV infection in the U.S…in the context of a case-based surveillance system where additional clinical and epidemiological information is available for interpretation and estimation.  It may be less successful in a specimen-based system where these critical data cannot be ascertained.”  During 2006, working groups within the CDC reviewed the results from studies conducted in various countries to address the concerns identified by UNAIDS. In November 2006, the CDC issued new recommendations and adjustment factors for using the Incidence Test. We believe that use of the test and interpretation of its results will continue to evolve as public health agencies and the CDC gain experience with it. We also believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and expect that the process of refining its applications will continue as its use expands. There can be no assurance, however, that the Incidence Test will achieve widespread acceptance, either in the United States or internationally.

New Products

HIV-1/2 OMT Test using a recombinant antigen

In an effort to provide a complete oral fluid diagnostic testing solution, and to comply with the WHO’s rapid testing algorithm requiring two rapid tests having different antigens and/or platforms, we have begun the development of a second OMT screening test using a recombinant antigen, for use in conjunction with our Aware™ OMT test, which employs a synthetic antigen. This product is designed to utilize the same sample collected for our current Aware™ HIV-1/2 OMT rapid test, resulting in a completely non-invasive real-time testing solution. We expect to complete the development of this product during the first half of 2007 and anticipate approval processes similar to those for the Aware™ product line, depending on the country of interest.

Aware™ II (The Ani Platform)

Our current Aware™ product line is a rapid testing solution that is well suited for developing countries. However, in developed countries, the design of the original Aware™ product line may infringe on certain lateral flow technology patents for which we have been unable to obtain licenses. Further, a cassette-enclosed format may be more acceptable in markets like the U.S. We plan to introduce the Aware™ II product line for these markets.

The Aware™ II line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the “Ani Platform”). To perform the test, the sample applicator is first placed in the specimen— oral fluid or blood. The end of the sample applicator stick is then placed in the sample inlet of the test device. The sample and the mobilized conjugate thereafter move through the porous carrier in the test device by capillary action, to the detection and control zones. In all instances, the labeled conjugate is retained in the control zone, producing a color indicating that the test is valid; any HIV-1/2 antibody in the sample forms a complex with the labeled conjugate and is retained in the detection zone, producing a visible color there if HIV-1/2 antibody is present in the sample.

We believe the Ani Platform avoids infringing the traditional lateral flow patents by moving a critical test component known as the conjugate from the test strip to another part of the system. A conjugate of some kind is used in all lateral flow tests and, in most cases, it is impregnated into the test strip during manufacture as a patented one-step process. Ani Biotech’s technology moved the conjugate from the test strip to a plastic swizzle stick. To comply with the WHO rapid testing guidelines, we plan to offer this test using two different antigens.

Further, while there are currently no U.S. FDA-approved over-the-counter HIV tests, at least one of our competitors has expressed its intent to develop such a test and has announced that it has commenced pre-clinical trials. An FDA advisory panel has recommended that the FDA consider an approval protocol for such a test. We believe that OTC tests would be advantageous in the battle against HIV transmission and that a rapid test platform such as the one acquired from Ani is appropriate for use in an FDA-approved OTC application, potentially coupled with tests such as a rapid incidence test and tests for other STD’s or conditions. We are monitoring the FDA’s progress on this subject and expect to commence the regulatory approval process for an OTC test in the U. S. during 2007.

Rapid Incidence Test

In April 2004, we executed a CRADA (a Cooperative Research and Development Agreement) with the CDC to develop a new HIV-1 rapid incidence blood test. This new test is intended to be part of a diagnostic protocol used to both detect HIV-1 antibodies and to determine the rate of new HIV-1 infections in populations. If successful, this dual capability would strongly distinguish the rapid incidence blood test in a “me-too marketplace” by providing a test having a more complete diagnostic protocol. We believe that the test will provide a simplified rapid format that can be performed in resource poor settings and remote outreach locations for both diagnostic and surveillance purposes. Further, as a diagnostic tool, this test can direct treatment protocols, which are generally more aggressive in young infections.

We plan to introduce this product initially for international use on the current Aware™ platform and manufacture it overseas. We subsequently plan to transfer it to the Aware™ II platform, potentially serving as the lead product for that platform in the US. Although we believe that we have demonstrated feasibility for this product, there remains significant effort, including obtaining regulatory approvals, before it will be ready for market.

Future Products

We believe that the Ani Platform provides us with an alternative product format having potential applicability in both the professional and OTC markets worldwide. It also gives us strategic opportunities. We are in the early stages of evaluating the feasibility of potential future products employing this technology. The development of a rapid test for the detection of syphilis is potentially the first non-HIV project that we may undertake.

We believe that we must prove the viability of the Ani Platform by completing development of the Aware™ II product line, filing an IDE for those tests in the U.S. and establishing domestic manufacturing capacity with which to begin the FDA clinical trials, initially for an HIV test, before we will be able to exploit any of these opportunities.

As development of this platform expands, we anticipate developing multi-channel tests combining logical testing sets for 2 to 8 conditions in a single rapid-test device.

Marketing, Sales and Distribution

We generally rely upon local distributors to explain local market conditions, to pursue sales opportunities, follow up on leads we provide, to train and support local customers and to assist in the regulatory approval process. The notable exception to this practice is in China where our products will be marketed, distributed and sold through our joint venture with Marr. Additionally, we work with the CDC to distribute the Incidence Test in the US and internationally.

Traditionally, we have preferred to appoint exclusive distributors in which ongoing exclusivity is predicated upon the distributor’s purchase of mutually agreed minimum volumes of product. The distributors may, in turn, appoint sub-distributors. Where appropriate, we will also consider more direct routes to market, or in the case of OTC, private sector or charity-backed programs, strategic relationships. On an individual distributor basis, agreement terms are typically set at 1, 2, or 3 years, and with a few exceptions, all purchases must be at least 50% prepaid.

The following table lists our current distributors.

Distributor	Territory
PCN Healthcare Co. Ltd.	Thailand
Enfield Medical Co. Ltd.	Taiwan
Wisma BST	Malaysia
Marsman Drysdale Medical Products, Inc.	Philippines
Sumit Exports & Trades Pvt. Ltd.	India
Daison Development & Investment Company	Vietnam
Impex Speedways	Nepal
Joseph & Gionis LLC	United Arab Emirates, Saudi Arabia, Kuwait, Egypt, Turkey and 16 other Middle East countries
Scientific Group	South Africa, Lesotho, Swaziland, Botswana
Lily-Max (PTY) Ltd.	Uganda, DRC, Rwanda, Burundi
Bioweb (PTY) Ltd.	Kenya, Tanzania, Cameroon, Chad
National Diagnostics (PVT) Ltd.	Zimbabwe
Gestlab LDA	Mozambique
Golden Technologies Inc.	Ghana, Mali
MTA Healthcare.	Nigeria

We expect to concentrate on the following primary markets during 2007:

China

When it is approved, we expect that our AwareTM HIV-1/2 OMT test will be the only alternative fluid rapid test available in China. We expect to capture a meaningful share of the Chinese market for diagnostic screening tests within two years following approval while maintaining strong margins. We believe that to meet the Chinese government’s goal of universal testing in its fight against HIV/AIDS only a non-blood test, such as ours can be safely distributed and administered on a sufficiently wide scale. As noted, we plan to manufacture and market our AwareTM HIV-1/2 OMT test through our Chinese joint venture. We expect to make significant investments in our Chinese operations in 2007 and 2008 to scale up the manufacturing operation and support marketing activities following approval of our rapid test.

Russia and Eastern Europe

While testing is already extensive in Russia and Eastern Europe due to institutionalized programs originally established in the Soviet era, these programs are failing to reach those population groups most affected by HIV/AIDS. Russia’s HIV epidemic is now the largest in Europe and the fastest growing in the world. There is a strong need in Russia and Eastern Europe to expand testing among groups that are at the highest risk of contracting HIV/AIDS. Blood-based tests have limited utility among these groups, however. We believe that our Aware™ line of oral fluid rapid tests, which enable private, non-invasive testing, are uniquely suited for overcoming obstacles to broader testing in the region. Our AwareTM HIV-1/2 OMT PRO and OTC rapid tests have been registered in Russia we expect shipments to begin in the first half of 2007. We are working with Marr, our strategic partner and largest stockholder, to maximize the opportunity in Russia and Eastern Europe. Among the marketing initiatives being developed is a novel humanitarian program involving corporate sponsorship of regional HIV/AIDS intervention programs in Russia that is currently being piloted in Chelyabinsk oblast.

India

The December 2006 AIDS Epidemic Update reports that India has an estimated 5.7 million HIV infections, making it a rival to South Africa for the highest number of HIV/AIDS infected people. We expect the market for HIV diagnostic testing in India to grow significantly in the next few years. We are targeting three primary markets in India: the private sector, which requires approval by the National AIDS Control Program (“NACO”); the government sector, which requires approval by both NACO and the Drug Control Authority of India (“DCAI”); and the military, which requires that our tests be evaluated by the Armed Forces Medical Services (“AFMS”). We have successfully completed field evaluations of our AwareTM HIV-1/2 OMT test in India and expect to file for approval in all three markets, with initial sales beginning in the second half of 2007. As in China, we expect the AwareTM HIV-1/2 OMT test to be the only alternative fluid HIV rapid test available in India. Given the resources and potential opportunities in this region, we also expect to consider placing research and manufacturing operations in India in 2007.

Africa

In Africa, we are currently pursuing individual country markets for our AwareTM HIV-1/2 OMT rapid test products where we expect growth rates for HIV testing to be the highest. We will add other target countries as we see their markets developing. We received our initial orders for the AwareTM HIV-1/2 OMT test in 2006 from South Africa. Our distributor in South Africa, The Scientific Group, is forecasting a significant expansion in sales for 2007. Our AwareTM HIV-1/2 OMT test is currently approved in South Africa, Kenya, and Uganda. We have also initiated registration in Nigeria, Tanzania and Cameroon and expect to receive approval in those countries during 2007 or early 2008.

Middle East

During 2007, we expect to enter several country markets within the region. We have already completed registration of our AwareTM HIV-1/2 OMT tests in the UAE and are actively pursuing additional registrations in Saudi Arabia, Kuwait, Iraq, Iran (pending U.S. government clearance), Morocco, Libya and Egypt. We shipped the first order of 100,000 tests for the UAE in November 2006.

Competition

Throughout the world there are numerous manufacturers of rapid HIV antibody tests. Competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies. Many of the tests are manufactured in countries with emerging biotechnology industries such as India, China and Korea. In China, for example, there were as many as 31 domestic EIA tests and 12 domestic rapid tests on the market in 2004. With few exceptions, the products offered were blood tests and, while their quality varies, they are generally of adequate accuracy to pass local regulatory requirements. The tests are often marketed at very low prices to the end-user, which may indicate that the manufacturers are not paying royalties on certain key patents such as those for detection of HIV-2. While many of these manufacturers were initially established to supply products for their regional or domestic markets, many have now begun to expand into other regions having less-stringent regulatory and intellectual property environments and strong demand for low-cost HIV tests.

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

The following table indicates the companies that we consider to be our primary competitors.

Manufacturer	Products	Comments
Inverness Medical Innovations Inc.	• Determine • Double Check Gold
•  Determine is believed to be the number one HIV rapid test in the world (based on revenue)

•  Inverness holds critical lateral flow intellectual property. Its stated strategy is to use those patents as barrier to limit competition

Trinity Biotech plc	• Uni-Gold	• Uni-Gold is the number two selling HIV rapid test behind Determine in Africa

OraSure Technologies Inc.	• OraQuick • OraQuick Advance	• Only other company to offer alternative fluid rapid tests

ChemBio Diagnostics, Inc.	• Sure Check HIV • HIV 1/2 Stat Pak	• Established sales offices in Tanzania and Nigeria • Offers quality “western products” at low price point

We believe that we have a number of competitive advantages. First, we believe we are well-positioned to meet the demands of testing in international markets with our menu of HIV-1/2 Rapid Tests designed for use with either oral fluid or blood. Second, we believe our OMT tests have unique advantages compared with blood based tests, as indicated below.

•
Non-invasive and painless sampling. Studies show greater acceptance of HIV testing without the pain and risks of drawing blood, which translates into higher testing rates. Increasing testing rates is one of the keys to controlling the spread of HIV/AIDS

•	Safer than blood tests. Eliminates the risk of infection through accidental needle or lancet stick injuries for both patients and health care workers

•	Easier to use. Enables self sampling and self testing--no technicians, no needles, no lancets

•	Sample can be collected anywhere, anytime, including open public settings

•	More cost effective than blood diagnostic tests (considering the all-in costs of drawing, handling and disposing of venous blood)

•	Risk of exposure to infectious agents during handling is minimal to non-existent

•	The Over-The-Counter (OTC) version fosters increased use through increased privacy

•	Unlike other oral fluid tests, the AwareTM sampling system allows for a sample to be tested multiple times with different test devices and stored for future use

Research and Development Spending

We continue to invest funds in research and development that we believe are necessary and appropriate to bring our HIV-1/2 Rapid Tests to market and to develop the next generation of those tests. To a lesser extent, we are also exploring the potential for other new diagnostic test products. Our product research and development spending decreased from $2.2 million in 2005 to $1.7 million in 2006. Domestic R&D expense decreased by $1.0 million, primarily due to the elimination of our Rockville, Maryland facility-based R&D staff and their related operations in the business restructuring we implemented during the second quarter of 2005. We continued to incur travel and other costs related to the transfer of our manufacturing technology to our Thailand contract manufacturer and our Chinese joint venture and for various international clinical trials of our rapid tests during 2006; but those expenses decreased compared with the expense associated with similar activities during 2005. Offsetting the decrease in domestic R&D spending is $0.5 million of research and development expense related to our rapid tests and incurred primarily by our Beijing Marr joint venture, which did not exist in 2005.

We expect our R&D costs to remain fairly constant in 2007 as we continue the commercialization of our AwareTM dipstick-format HIV-1/2 Rapid Tests and continue to develop tests using the Ani Platform or other new products. Depending on the timing of certain clinical trials and the availability of both human and financial resources, our R&D costs may increase in the latter part of 2007.

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

Recombinant Antigen (Adaltis, Inc.):

In April 2004, we entered into a license and supply agreement with Adaltis, Inc. under which Adaltis will supply us with HIV-1/2 peptides for use in our HIV-1/2 Rapid Tests.

Guire/Swanson Patent Suite (Abbott Laboratories, Inc.):

In June 2004, we entered into a sublicense agreement with Abbott Laboratories, Inc. for certain worldwide rights to patents relating to the design, manufacture and sale of lateral-flow rapid diagnostic tests. Under the terms of the agreement, we were granted certain worldwide rights to use a family of patents known as the “Guire/Swanson” patents in both the professional and OTC markets. The technology underlying these patents is fundamental to nearly all lateral-flow rapid diagnostic tests.

HIV-2 (Bio-Rad Laboratories):

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

The following table summarizes the license acquired for the manufacture and sale of the Aware™ rapid tests.

Issuer of License	Description	Additional provisions	Expiration
Adaltis, Inc.	Non-exclusive license for use of HIV-1 and HIV-2 peptide sequences	Right to make, have made, use and sell Calypte products throughout the world, except in Canada, utilizing the technology described in the patent	2010 - 2012

Bio-Rad Laboratories/ Bio-Rad Pasteur (Owner: Institute Pasteur)	Non-exclusive license for detecting infections by the HIV-2 virus	Right to make, have made, use and sell products utilizing the technology described in the patent	2006 - 2015

Abbott Laboratories (Owner: Surmodics Corporation)	Non-exclusive sublicense of the Swanson, et al and Guire et al lateral flow patent suite	Right to make, have made, use and sell products utilizing the technology described in the patent	2008 - 2017

Ani Biotech Oy
Exclusive license for use of rapid test diagnostic platform and sample applicator for certain STDs when urine or oral fluid are sample media; non-exclusive license when blood, serum, plasma or urogenital swabs are sample media
		Right to make, have made, use and sell products utilizing the technology described in the patent	Pending

Incidence Test

We initiated a technology transfer of the Incidence Test in April 2004 from the laboratories at the National Center for HIV, STD and TB Prevention, a division of the Public Health Service (PHS).

The following table summarizes the licenses granted in connection with the Incidence Test.

Issuer of License	Description	Additional provisions	Expiration
PHS National Center for HIV, STD and TB Prevention	Non-exclusive license for using the BED-biotin peptide, Controls and Calibrator and instructions for their use	Right to make, use and sell products utilizing the technology described in the License Agreement	2014

Although important, the issuance of a patent or existence of trademark or trade secret protection does not in itself ensure the success of our business. Competitors may be able to produce products competing with our products without infringing our licensed patent rights. The issuance of a patent is not conclusive as to validity or as to the enforceable scope of the patent that we license. Trade secret protection does not prevent independent discovery and exploitation of the secret product or technique.

We are not aware of any pending claims of infringement or other challenges to our rights to use this intellectual property or our rights to use our trademarks or trade secrets in the U. S. or in other countries.

We require our employees, consultants, outside collaborators, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual during his or her tenure with us will be our exclusive property.

Manufacturing

To meet the challenges of testing for HIV in the developing world, we have adopted a manufacturing strategy for our rapid tests that capitalizes on the reduced labor and overhead rates typical of the regions in which we expect the tests will be sold. We have established manufacturing capabilities in the U. S. and Thailand and are in the process of establishing manufacturing operations in China through our joint venture. We are considering establishing research and manufacturing centers in other targeted markets. A key consideration in selecting manufacturing locations for the current Aware™ product is that the design of the tests may infringe on certain lateral flow patents discussed previously. Accordingly, we plan to produce Aware™ in countries that offer both low cost manufacturing and where we have technological freedom to operate. Thailand and China meet these criteria. We believe there are no intellectual property restrictions for the Incidence Test or for our Aware IITM Tests.

Pacific Biotech

We have outsourced production of our Aware™ product line to Pacific Biotech in Thailand. Under the terms of the contract manufacturing agreement, we pay Pacific Biotech a volume-variable price per test for assembly of Aware™ test kits. Either we or Pacific Biotech may source the component materials. Pacific Biotech charges back to us at cost the materials that they source. Product produced at Pacific Biotech is available for shipment into Africa, the Middle East, Eastern Europe and parts of Southeast Asia. Pacific Biotech is a GMP and ISO certified manufacturing facility.

MML

We have outsourced production of the Incidence Test to MML in Troutdale, Oregon. The terms of the MML agreement are similar to the Pacific Biotech agreement. MML charges us a flat price per test for assembly of Incidence test kits. We supply all materials to MML. MML is a GMP and ISO certified manufacturing facility.

Beijing Marr

Our joint venture, Beijing Marr, has acquired a manufacturing facility in the Huairou district of Beijing. The site currently houses about 2,100 square meters of manufacturing space with ample room to expand. Beijing Marr has recently renovated and upgraded the facility to meet the requirements for the production of our AwareTM rapid test product line. The facility is currently undergoing evaluations for GMP and ISO certification. Production capacity at this facility is planned for up to 10 million tests per month before a facility expansion is required. We would need to add additional personnel and equipment to achieve that production level. Product from this plant will be available for sale in China as well as for export.

Government Regulation

Aware™ Rapid Tests

Regulatory approvals to sell products are characteristic of the diagnostic industry. Throughout the developing world, countries can generally be classified in one of the following three categories regarding regulatory approvals:

1.	Those requiring no local approval;

2.	Those requiring local approvals, and possibly clinical trials; or those requiring approval in the country of manufacture; or

3.
Those that may or may not require local approvals, but that rely on organizations such as the United States Agency for International Development (USAID) “approval” as a proxy for their own and for access to U.S. PEPFAR funding.

Though few in number, countries with regulatory mechanisms represent the path of least resistance. Generally, however, these countries are less likely to make purchasing decisions based upon product quality and demonstrated performance, but rather, based upon price. We designed our Aware™ products to be high in quality, which typically makes them ill-suited to compete with locally-produced tests based solely on price. The majority of our target markets, therefore, have a local or other regulatory process.

Local Approvals

The time, effort, and cost of market entry for non-blood tests is significantly higher than for blood tests. In many countries, blood HIV tests may be evaluated using archived sets of well characterized blood samples known as standardized panels. While readily available for blood, such panels do not exist for oral fluid tests. Consequently, we must demonstrate the clinical performance of our oral fluid tests through formal clinical trials. Regulatory requirements represent a potential barrier to our timely entry to certain markets due to the high cost and time required for clinical trials.

The following table summarizes the regulatory approvals that we have received for products in our Aware™ product line as of March 2007.

Aware OMT • Kenya • Russia • South Africa • Uganda • United Arab Emirates	Aware BSP • Kenya • Malaysia • South Africa • Uganda • Zimbabwe • USAID

In China, regulatory approval for a product is generally granted only for products manufactured in China and only to the Chinese manufacturer of such product. As a result, we plan to manufacture our products in China, through our 51% owned subsidiary, Beijing Marr. Additionally, we are actively pursuing regulatory approval in China, not only because of the significance of that market to the HIV/AIDS pandemic, but also because, with our manufacturing facility there, we will obtain approval in the country of manufacture. Such a “certificate of origin” is expected to facilitate approvals in several additional target countries.

USAID Waiver

Many international HIV intervention programs are supported by foreign funding. In the case of funding supplied by the United States, typically through USAID or PEPFAR, products that are not approved locally in the country of intended use or by the USFDA may be used, provided they have a waiver issued by the USAID and CDC. In late 2006, our Aware TM HIV-1/2 rapid blood test was added to the USAID waiver list. We expect to have our HIV-1/2 rapid oral fluid tests considered for inclusion on the USAID waiver list this year.

BED Incidence Test

Calypte’s Incidence Test is regulated by the FDA Center for Biologics Evaluation and Research. The FDA has classified the test as being “for surveillance use” and not for clinical diagnosis within in the U. S. and “for research use” internationally, simplifying its availability for use by both domestic and foreign public health organizations.

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

Employees

As of March 15, 2007, we had an aggregate of 9 full time employees in the U. S., three of whom were engaged in our research and development activities and six of whom were in marketing and administration. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

Where to get more information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These reports are available on our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our website address is http://www.calypte.com. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 2. Properties

We lease approximately 2,000 square feet of office space in Lake Oswego, Oregon on a month-to-month basis that houses our corporate administrative offices.

We also lease approximately 3,000 square feet of research and development laboratory space in Vancouver, Washington on a month-to-month basis.

Our joint venture subsidiary, Beijing Marr, has acquired land use rights in the Huairou district of Beijing, China to approximately 24,000 square meters that includes approximately 2,100 square meters of manufacturing facilities and other office and warehouse buildings. Beijing Marr has recently completed the expansion and renovation of the primary manufacturing facilities to bring them into compliance with recently upgraded Chinese GMP requirements and to ensure their adequacy for the manufacture of our AwareTM product line.

We believe our existing facilities are suitable; however, we plan to acquire facilities in the Portland, Oregon vicinity in which we can combine our administrative and research and development functions and provide manufacturing capacity for our planned Aware II line of products. We believe that our property is adequately covered by insurance.

We have sublet our former 26,000 square foot manufacturing, research and office site in Rockville, Maryland to Maxim. In connection with the disposition of our Legacy Business, Maxim has assumed our obligations as lessee under this lease, which expires in February 2009. We have also sublet to a third party approximately 4,400 square feet of office space in Pleasanton, California that formerly housed our administrative offices. That lease expires in June 2007. Should the sub-tenants in either of these lease agreements fail to fulfill their monthly payment or other obligations under the terms of the subleases, the primary landlord has the right to look to us for satisfaction of the obligations under the primary leases.

Item 3. Legal Proceedings

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On December 12, 2006, the court entered a final judgment granting our summary judgment motion to dismiss the complaint for failure to state a cause of action.

In May 2006, we were notified that on March 15, 2006, a complaint was filed against us in Beijing No. 1 Intermediate People’s Court by Beijing Zhong Yang Pute Biomedical Tech. Corporation (“Zypute”) seeking damages of approximately $350,000 relating to a distribution agreement dated October 10, 2002 (the “Distribution Agreement”) and a Product Replacement and Donation Agreement signed March 25, 2004 (the “Replacement Agreement”) between Zypute and us. Pretrial discovery proceedings began in November 2006. Based upon the costs and uncertainties associated with defending ourselves in China, we determined that it was in the best interests of our stockholders to settle this matter with Zypute. In January 2007, we entered into a settlement agreement with Zypute pursuant to which we agreed to pay Zypute $100,000, which we paid in March 2007.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on December 15, 2006, at which our stockholders voted on the following proposals:

1.	To elect five directors of the Company to hold office until the next Annual Meeting of Stockholders or until their successors are elected.

2.
To ratify the appointment by the Audit Committee and the Board of Directors of Odenberg Ullakko Muranishi & Co. LLP as the independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2006.

The record date for determining stockholders eligible to vote at the meeting was October 30, 2006. On the record date, there were 220,954,738 shares of our common stock outstanding and eligible to vote. There were present at the meeting, in person or by proxy, holders of 181,749,580 shares, representing 82.3% of the common stock outstanding.

Each nominee for the Board of Directors was re-elected at the 2006 Annual Meeting. The following number of votes was cast for and against each nominee:

	For	Against
Roger I. Gale	180,356,325	1,393,255
John J. DiPietro	176,985,365	4,764,215
Paul E. Freiman	180,347,579	1,402,001
Julius R. Krevans, M.D.	180,357,022	1,392,558
Maxim A. Soulimov.	179,203,741	2,545,839

The stockholders also approved the other proposal. The following votes were tabulated:

	For	Against	Abstain
Proposal 2	179,982,354	1,611,567	155,658

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Trading Market and Stock Split

Since September 8, 2006 our common stock, par value $0.03 per share, has traded on the NASD OTC Bulletin Board under the symbol “CBMC”. Between August 17, 2004 and September 7, 2006, our stock traded on the American Stock Exchange under the symbol “HIV.” Prior to August 17, 2004, it traded on the NASD OTC Bulletin Board under the symbol “CYPT.” High and low quotations reported by the NASD OTC Bulletin Board or the American Stock Exchange, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year (reflects stock split)	Quarter	High	Low
2007 - through March 29, 2007	1st	$0.08	$0.05

2006	4th	0.11	0.06
2006	3rd	0.22	0.09
2006	2nd	0.24	0.17
2006	1st	0.33	0.16

2005	4th	0.24	0.16
2005	3rd	0.35	0.13
2005	2nd	0.28	0.15
2005	1st	0.49	0.25

2004	4th	0.44	0.18
2004	3rd	0.74	0.36
2004	2nd	0.67	0.38
2004	1st	0.90	0.35

On March 29, 2007, there were approximately 250 holders of record of our common stock. The closing price of our common stock on March 29, 2007 was $0.071 per share. We have never paid any cash dividends, and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

The following table summarizes our financings since the beginning of 2004 by major category and the subsequent table provides the details of these financings. All amounts are in thousands, except share price and per share data in the second table. All financing proceeds have been used for general corporate purposes, including for investment in our joint venture operations, and to facilitate the development and commercialization of our rapid HIV diagnostic tests.

SUMMARY OF RECENT FINANCINGS - JANUARY 2004 THROUGH MARCH 2007

Financing Source	Gross Proceeds	Net Proceeds	Total Shares Issued
May 2004 PIPE (1)(5)	9,300	8,769	29,353.1
July 2004 PIPE (2)(5)	1,488	1,384	4,696.5
April 2005 8% Convertible Notes and Warrants (3)(5)	8,000	7,667	10,438.0
July 2006 PIPE (4)	495	495	2,750.0
February 2007 PIPE	225	216	3,750.0
March 2007 PIPE	5,830	5,830	112,118.0
Total	$25,338	$24,361	163,105.6

(1)	Shares issued includes 6,103,125 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

(2)	Shares issued includes 976,501 shares issued in June 2005 pursuant to anti-dilution provisions triggered by the April 2005 Convertible Notes and Warrants transaction.

(3)
We have issued approximately 10.4 million shares upon the conversion of approximately $3,131,000 face amount of the 8% Convertible notes, including interest notes, and no shares upon the exercise of the originally-priced warrants. See Note (5) regarding the repayment of certain notes from the exercise of re-priced warrants. The remaining notes, following the repayments described in Note (5) and notes issued in payment of interest, are convertible at $0.30 per share into an aggregate of approximately 16.6 million shares of common stock; the Series A warrants are currently exercisable at $0.325 per share to purchase an aggregate of 15.8 million shares of common stock and the Series B warrants are currently exercisable at $0.325 per share to purchase an aggregate of 8.2 million shares of common stock. We have issued an aggregate of $976,000 face amount of 8% Convertible Notes in payment of interest in July and October 2005, January, April, July and October 2006, and January 2007. In March 2007, we repriced the Series A and Series B warrants to purchase an aggregate of 19.3 million shares of our common stock and additional warrants held by one stockholder in return for the stockholder’s agreement to extend the maturity of $1.6 million of our 8% Convertible Notes by two years. We repriced Series A warrants to purchase 7.7 million shares to $0.03 per share and Series A and Series B warrants to purchase an aggregate of 11.6 million shares to $0.10 per share.

(4)
In June 2006, we entered into subscription agreements with two accredited investors who agreed to purchase an aggregate of 16,666,666 shares of the Company’s common stock at a price of $0.18 per share, for an aggregate of $3,000,000, in private placement transactions, of which $495,000 has been received to-date from one investor.

(5)	During July 2006, we amended to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 PIPEs, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. We also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the “Additional Warrants”), equal in amount to 50% of the warrants exercised. Warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our stock at the reduced exercise price. We received approximately $258,000 in cash proceeds from the exercises and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and accrued interest and $2,545,000 of our 7% Promissory Notes and accrued interest issued under the 2005 Marr Credit Facility in lieu of cash payments for the warrant exercises. As a further incentive to this repricing, we issued Additional Warrants to purchase approximately 12.5 million shares of our common stock on August 3, 2006. The Additional Warrants became exercisable six months after their issuance, on February 3, 2007, and expire on August 2, 2007. In addition to the 19.3 million Series A and Series B warrrants repriced as described in Note (3), we repriced warrants to purchase an aggregate of 11.7 million shares of our common stock held by three investors who agreed to extend the maturity of the 8% Convertible Notes and the 7% Notes issued under the 2005 Marr Credit Facility for two years, until April 3, 2009. We repriced warrants to purchase an aggregate of 3.8 million shares to $0.03 per share and warrants to purchase an aggregate of 7.9 million shares to $0.10 per share.

DETAIL OF RECENT FINANCINGS - JANUARY 2004 THROUGH MARCH 2007

Financing Type and Investor (1)	Conversion Feature	Gross Proceeds	Net Proceeds	Transaction Date	Calypte Closing Price	Shares Issued/ $ Converted (2)
May 2004 Private Placement
PIPE at $0.40 per share (3)(5)	Units
SF Capital Partners Ltd.	issued at	$4,000	$3,720	5/28/04	$0.50	12,625.0
Marr Technologies BV	$0.40,	3,000	2,910	5/28/04	$0.50	9,468.8
Proximity Fund LP	including	500	465	5/28/04	$0.50	1,578.1
Proximity Partners LP	shares plus	500	465	5/28/04	$0.50	1,578.1
MTB Small Cap Growth Fund	35% -5 year	500	465	5/28/04	$0.50	1,578.1
MTB Multi Cap Growth Fund	warrant	500	465	5/28/04	$0.50	1,578.1
Bridges & PIPES LLC	exercisable at $0.50 per	300	279	5/28/04	$0.50	946.9
Total May 2004 PIPE	share	$9,300	$8,769			29,353.1

July 2004 Private Placement
PIPE at $0.40 per share (3)(5)	Units
Sunrise Equity Partners, L.P.	issued at	$750	$698	7/9/04	$0.615	2,367.2
Amnon Mandelbaum	$0.40,	80	74	7/9/04	$0.615	252.5
David I. Goodfriend	including	8	7	7/9/04	$0.615	25.3
TCMP3 Partners	Shares plus	150	140	7/9/04	$0.615	473.4
United Capital Partners, LLC	70% -5 year warrant	500	465	7/9/04	$0.615	1,578.1
Total July 2004 PIPE	exercisable at $0.50 per share	$1,488	$1,384			4,696.5

April 2005 Secured 8% Convertible Notes and Warrants (4)(9)
SF Capital Partners Ltd.	Notes	$4,000	$3,720	4/4/05	$0.27	7,791.8/$2,000
Marr Technologies BV	convertible	2,800	2,800	4/4/05	$0.27	- / -
Morningtown Limited	at $0.30 per	450	450	4/4/05	$0.27	- / -
Smithfield Fiduciary LLC	share plus	500	465	4/4/05	$0.27	1,759.7/$ 500
Iroquois Master Fund Ltd.	145% - 5 year	250	232	4/4/05	$0.27	886.5/$ 250
	warrants exercisable at $0.325 per share	$8,000	$7,667			10,438.0/$2,750

June 2006 Private Placement
PIPE at $0.18 per share (6)
Tanfield International Limited		$495	$495	6/19/06	$0.21	2,750.0

February 2007 PIPE (7)	Units issued at
Harry Strulovici, M.D.	$0.06 per	$100	$94	2/23/07	$0.064	1,666.7
Harry Strulovici, M.D.	share plus	50	47	3/23/07	$0.067	833.3
Duran Family Trust	100% or	50	50	3/23/07	$0.062	833.3
WMF Wiley	125% - 5 year	25	25	3/23/07	$0.062	416.7
	warrants	$225	$216			3,750.0
	exercisable at $0.12 per share

Financing Type and Investor (1)	Conversion Feature	Gross Proceeds	Net Proceeds	Transaction Date	Calypte Closing Price	Shares Issued/ $ Converted (2)
March 2007 PIPE (8)	Units issued at
David Khidasheli	$0.052 per	$1,560	$1,560	3/28/07	$0.063	30,000.0
Mohamed Yousif Ahmed Saleh Sulaiman	share plus 100% -	1,456	1,456	3/28/07	$0.063	28,000.0
Mohamed Ahmed	15 month	1,144	1,144	3/28/07	$0.063	22,000.0
Ahmed Abdalla Deemas Alsuwaidi	warrants exercisable at	1,040	1,040	3/28/07	$0.063	20,000.0
Roger I. Gale	$0.08 per	430	430	3/28/07	$0.063	8,271.9
Richard D. Brounstein	share and	200	200	3/28/07	$0.063	3,846.2
	50% - 18
	month	$5,830	$5,830			112,118.0
	warrants exercisable at $0.11 per share

(1) The May 2004 and the July 2004 PIPEs and their related warrants; the April 2005 Secured 8% Convertible Notes and Warrants, and the June 2006, February 2007 and March 2007 PIPE’s were issued under exemptions provided by Regulation S or Regulation D. With the exception of Marr Technologies B.V. (“MTBV” or “Marr”), which has identified itself as an affiliate of the Company in public filings with the SEC, and the primary investors in the March 2007 PIPE, none of the entities listed above is currently an affiliate (greater than 5% stockholder) of Calypte. Other than MTBV and the primary investors in the March 2007 PIPE, all of the listed investors were subject to ownership limitations restricting their ownership of our stock to a maximum of 4.9% or 9.9%, depending on the specific agreement. MTBV currently owns approximately 19% of our outstanding common stock and we are unaware of any other stockholders who own 10% or more of our outstanding common stock.

(2) On July 8, 2004, the registration statement for 83,056,050 shares underlying 2003 private placements with MTBV, the May 2004 PIPE, certain 12% Convertible Debentures issued in 2003, approximately 12.2 million additional shares attributable to financings included in our July 2003 registration statement (File No, 333-106862) and approximately 3.3 million shares issued or issuable to vendors consultants and other parties who agreed to accept shares of our Common Stock in lieu of cash became effective (File No. 333-116491). On July 28, 2004, the registration statement for 6,472,800 shares of our Common Stock underlying the July 2004 PIPE and related warrants became effective (File No. 333-117439). On July 1, 2005, the registration statement for 73,198,583 shares of our Common Stock underlying the April 2005 Convertible Notes and Warrants transaction and the 2005 Marr Credit Facility warrants and other related warrants became effective (File No. 333-125051). On July 22, 2005, the registration statement for 8,332,803 shares of our Common Stock underlying the anti-dilution entitlements (both Common Stock and additional warrants) of our May 2004 and July 2004 PIPEs triggered by the April 2005 Notes and Warrants transaction became effective (File No. 333-126460). At March 29, 2007, the shares issued and/or underlying the securities issued in the June 2006 PIPE, the Additional Warrants issued in August 2006 , the February 2007 PIPE and the March 2007 PIPE have not been registered.

(3) In conjunction with the May 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 35% of the number of shares purchased by the investor. In conjunction with the July 2004 PIPE, we issued to each investor 5-year warrants at $0.50 per share to purchase shares of our common stock in an amount equal to 70% of the number of shares purchased by the investor. The shares issued pursuant to the May 2004 PIPE and the July 2004 PIPE and the related warrants for each have an anti-dilution feature that require us to issue additional shares to the PIPE investors and modify their warrants if we subsequently issue additional equity at a per share price of less than $0.40 for a period of one year from the respective closing dates, except under the provisions of previously outstanding convertible debt, option plans, or option or warrant agreements. See Note (5) and Issuance, Repricing and Exercise of Warrants below.

(4) Under the terms of the purchase agreements, we issued an aggregate of $8.0 million of Secured 8% Senior Convertible Notes having a term of two years and convertible into 26,666,667 shares of common stock at $0.30 per share; Series A warrants to purchase an aggregate of 26,666,667 Warrant Shares, with each Series A warrant exercisable after October 4, 2005 at an exercise price of $0.325 per share and having a 5 year term; and Series B warrants to purchase an aggregate of 12,000,000 Warrant Shares, with each Series B warrant exercisable after October 4, 2005 at an exercise price of $0.325 per share and having a term of 5 years. See Issuance, Repricing and Exercise of Warrants below.

As approved by our stockholders and under specified conditions, the Purchase Agreement and Series A Warrant provided for anti-dilution adjustments in the conversion price of the Notes and the exercise price of the Series A Warrant in the event we issued shares of common stock or common stock equivalents, as defined in the agreements, within one year of the closing date at a price less than $0.30 per share with respect to the Notes or at less than $0.325 with respect to the Series A Warrant. These adjustment provisions terminated (i) upon the earlier of one year or upon conversion of an investor’s Note and (ii) upon the earlier of one year or upon exercise of an investor’s Series A Warrant.

(5) On April 4, 2005, when the market price of our common stock was $0.27 per share, we and the investors who are parties to securities purchase agreements and warrants dated as of May 28, 2004 or July 9, 2004 (the 2004 PIPEs) agreed to amend the 2004 PIPEs with respect to anti-dilution rights granted therein so that they did not become effective unless and until they were approved by our stockholders, which approval we received at our annual meeting of stockholders held on June 30, 2005. In consideration of the amendment, we have issued to each investor in the 2004 PIPEs additional shares of common stock and a warrant to purchase additional shares of common stock for no additional consideration from the investor. Additionally, the exercise price of the aggregate of approximately 10.7 million warrants issued in the 2004 PIPEs was reduced from $0.50 per share to $0.45 per share. On June 30, 2005, we issued approximately 7.1 million additional shares of common stock and additional warrants to purchase approximately 1.3 million additional shares of our Common Stock at an exercise price of $0.325 per share under the terms of the amendment. See Issuance, Repricing and Exercise of Warrants below.

(6) On June 19, 2006, when the market price of our common stock was $0.21 per share, we entered into subscription agreements with Tanfield International and International Credit Bank, two accredited investors, who agreed to purchase an aggregate of 16,666,666 shares of the Company’s common stock at a price of $0.18 per share, for an investment of $1,500,000 each. We have granted piggyback registration rights for the 2,750,000 shares issued to Tanfield International. The balance of the PIPE remains unfunded at March 29, 2007.

(7) On February 23, 2007, when the market price of our common stock was $0.064 per share, we entered into a subscription agreement with an accredited investor pursuant to which the investor agreed to purchase 1,666,667 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,666,667 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $100,000, in a private placement transaction pursuant to Regulation D of the Securities Act of 1933, as amended. On March 23, 2007, when the market price of our common stock was $0.067 per share, we entered into a subscription agreement with the same investor pursuant to which the investor agreed to purchase 833,334 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,041,668 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $50,000. On March 27 , 2007, when the market price of our common stock was $0.062 per share, we entered into subscription agreements with two additional investors pursuant to which the investors agreed to purchase an aggregate of 1,250,001 shares of our common stock and five-year warrant exercisable at $0.12 per share to purchase 1,250,001 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $75,000. Each of the subscription agreements contains an anti-dilution clause providing that we will issue the investor additional shares of our common stock for no additional consideration if we issue shares of our common stock in a subsequent financing transaction at a lower price per share in the year following the investors’ purchase of our common stock. The warrants also have an anti-dilution provision which reduces the exercise price proportionally in relation to the adjusted purchase price of the shares. The terms of the March 2007 PIPE, described in Note (8) below, triggered the anti-dilution provisions of these subscription agreements. We will be required to issue the investors 576,923 additional shares under the terms of the anti-dilution provisions and reduce the exercise price of the warrants from $0.12 per share to $0.104 per share. We granted the investor piggyback registration rights for the shares issued and for the shares underlying the warrants. We plan to use the proceeds received for general corporate purposes.

(8) On March 28, 2007, when the market price of our common stock was $0.063 per share, we completed a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash, which we plan to use for general corporate purposes. The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock. The warrants to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 2008. Warrants to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 2008. If fully exercised, the warrants would provide us with an additional $13.5 million in cash. We agreed to file a registration statement for the resale of the shares purchased and the shares underlying the warrants within 45 days of the closing and use our best efforts to obtain its effectiveness. Two of our named executive officers also participated in this PIPE for an aggregate value of $630,000, in exchange for the cancellation of our obligation to repay notes and other amounts owed to them aggregating $630,000. (See Item 12. Certain Relationships and Related Transactions)

(9) At March 28, 2007, we had an aggregate of $4,983,000 Secured 8% Convertible Notes and Interest Notes outstanding. On March 28, 2007, we entered into an agreement with the holders of the 8% Convertible Notes to extend the due dates of all of the 8% Convertible Notes and Interest Notes from April 3, 2007 until April 3, 2009. In conjunction with the extension of the maturity dates, we agreed to re-price the note holders’ outstanding warrants under a formula of 40% of their total warrants re-priced to $0.03 per share and 60% re-priced to $0.10 per share. The warrants had original exercise prices of $0.325 and $0.25 per share. We also eliminated the piggyback registration rights originally granted to the 8% Convertible note holders with respect to the Additional Warrants issued in August 2006 (see Issuance, Repricing and Exercise of Warrants, below) and extended the maturity of those warrants from August 3, 2007 until April 3, 2009.

Issuance, Repricing and Exercise of Warrants

Our recent financings have generally included stock or debt plus warrants sold as a unit. Between July 7 and July 14, 2006, when the market price for our common stock ranged between $0.18 and $0.20 per share, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. We also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the “Additional Warrants”), equal in amount to 50% of the warrants exercised. We issued the Additional Warrants on August 3, 2006 and they became exercisable 6 months after their issuance, on February 3, 2007, and have a term of one year after issuance. Warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our stock at the reduced exercise price. We received approximately $258,000 in cash proceeds from the exercises and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,545,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility in lieu of cash payments for the warrant exercises. We issued Additional Warrants to purchase approximately 12,540,000 shares of our common stock. See Note (9) in the preceding table regarding re-pricing of warrants in March 2007 .

The following tables summarize activity in our warrants by primary financing transaction from January 2004 through March 2007.

	Outstanding				Outstanding
	at 1/1/04	Issued	Exercised	Expired	at 12/31/04
Warrants issued to investors in connection with the 2004 PIPEs	-	10,741,500			10,741,500
Warrants issued to placement agents in connection with the 2004 PIPEs	-	778,800			778,800
All other, including under credit facility wth Marr	116,950	917,127			1,034,077
	116,950	12,437,427	-	-	12,554,377

	Outstanding				Outstanding
	at 1/1/05	Issued	Exercised	Expired	at 12/31/05
Warrants issued to investors in connection with the 2004 PIPEs	10,741,500				10,741,500
Warrants issued to placement agents in connection with the 2004 PIPEs	778,800				778,800
Series A and Series B warrants issued in connection with April 2005
Placement, including warrants to placement agents	-	41,004,582			41,004,582
Anti-dilution warrants issued to investors in the 2004 PIPEs	-	1,253,177			1,253,177
All other, including under credit facility wth Marr	1,034,077	500,000	(212,127)		1,321,950
	12,554,377	42,757,759	(212,127)	-	55,100,009

	Outstanding					Outstanding
	at 1/1/06	Issued	Exercised		Expired	at 12/31/06
Warrants issued to investors in connection with the 2004 PIPEs	10,741,500		(6,650,000)	(1)		4,091,500
Warrants issued to placement agents in connection with the 2004 PIPEs	778,800		(600,000)	(2)		178,800
Series A and Series B warrants issued in connection with April 2005
Placement, including warrants to placement agents	41,004,582		(16,962,972)	(3)		24,041,610
Anti-dilution warrants issued to investors in the 2004 PIPEs	1,253,177		(367,500)	(4)		885,677
Additional Warrants issued to investors exercising previously issued warrants in connection with July 2006 Warrant Re-pricing	-	12,540,238				12,540,238
Warrants issued for investment banking services	-	500,000				500,000
All other, including under credit facility wth Marr	1,321,950		(500,000)	(5)	(516,667)	305,283
	55,100,009	13,040,238	(25,080,472)		(516,667)	42,543,108

	Outstanding				Outstanding
	at 1/1/07	Issued	Exercised	Expired	at 3/29/07
Warrants issued to investors in connection with the 2004 PIPEs	4,091,500	-	-	-	4,091,500
Warrants issued to placement agents in connection with the 2004 PIPEs	178,800	-	-	-	178,800
Series A and Series B warrants issued in connection with April 2005 Placement, including warrants to placement agents	24,041,610	-	-	-	24,041,610
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	-	-	-	885,677
Additional Warrants issued to investors exercising previously issued warrants in connection with July 2006 Warrant Re-pricing	12,540,238	-	-	-	12,540,238
Warrants issued for investment banking services	500,000	-	-	-	500,000
Warrants issued to investors in February 2007 PIPE	-	3,958,336	-	-	3,958,336
Warrants issued to investors in March 2007 PIPE	-	168,177,036	-	-	168,177,036
All other, including under credit facility wth Marr	305,283		-	-	305,283
	42,543,108	172,135,372	-	-	214,678,480

(1)
Warrants were repriced from $0.45 per share to $0.15 to induce exercise. We received $78,750 in cash and, in lieu of paying us the cash exercise price, certain holders of our 8% Secured Convertible Notes and our 7% Notes issued under the 2005 Marr Credit Facility cancelled our obligation to repay $525,000 and $393,000 (including accrued interest), respectively.

(2)	Warrants were repriced from $0.50 per share to $0.15 to induce exercise. We received $90,000 in cash proceeds.

(3)
Warrants were repriced from $0.325 per share to $0.15 to induce exercise. We received $80,000 in cash and, in lieu of paying us the cash exercise price, certain holders of our 8% Secured Convertible Notes and our 7% Notes issued under the 2005 Marr Credit Facility cancelled our obligation to repay $434,446 and $2,030.000 (including accrued interest), respectively.

(4)
Warrants were repriced from $0.325 per share to $0.15 to induce exercise. We received $9,188 in cash and, in lieu of paying us the cash exercise price, the holder of our 7% Notes issued under the 2005 Marr Credit Facility cancelled our obligation to repay $45,938 (including accrued interest).

(5)
Warrants were repriced from $0.40 per share to $0.15 to induce exercise. In lieu of paying us the cash exercise price, the holder of our 7% Notes issued under the 2005 Marr Credit Facility cancelled our obligation to repay $75,000 (including accrued interest).

2005 Marr Credit Facility

On April 4, 2005, when the market price of our common stock was $0.27 per share, we entered into a 2005 Credit Facility Agreement (the “2005 Credit Facility”) with Marr, pursuant to which we have access to $5.5 million from the issuance of 9% promissory notes that we might issue through December 31, 2005, should our Board of Directors unanimously approve the issuance of one or more such notes before the commitment period ends. Marr continues to have two representatives serving on our Board of Directors. Any notes issued under this facility would become due and payable on the earlier of twelve months from the date of issue or May 31, 2006. Any proceeds received from the exercise of the Series B Warrants issued in April 2005 or any other financing we might have completed prior to December 31, 2005 would reduce the availability of funds dollar for dollar under the 2005 Credit Facility.

In connection with the 2005 Credit Facility, on April 4, 2005, we issued to Marr a 5-year warrant, exercisable after October 4, 2005, to purchase 500,000 shares of our common stock at an exercise price of $0.40 per share. Under certain conditions, the warrant provides for anti-dilution and other adjustments to the exercise price of the warrant in the event we issue shares of common stock or common stock equivalents, as defined in the warrant, within one year of the issue date at a price less than the exercise price. This provision terminated on April 3, 2006. We also granted Marr a right of participation in any future offerings we may undertake within one year of the warrant issue date. Marr exercised this warrant in July 2006 in connection with the warrant re-pricing transactions discussed in Issuance, Repricing and Exercise of Warrants above.

On November 30, 2005, when the market price of our common stock was $0.16, we agreed with Marr to amend the 2005 Credit Facility to extend the term under which we may issue promissory notes from December 31, 2005 until April 3, 2006. The interest rate for promissory notes issued under the amendment was lowered to 7% per annum from 9% per annum. The term of any promissory notes issued under the amendment was extended so that such promissory notes will become due on April 3, 2007, instead of the later of twelve months from the issuance date or May 31, 2006. The issuance of promissory notes under the terms of the amendment now requires approval by a majority of a quorum of our Board of Directors, instead of the entire Board of Directors. We granted Marr a security interest in our assets, up to an aggregate maximum of $6,000,000, to secure the repayment of monies borrowed under the terms of the amended agreement. We may use the proceeds from the issuance of promissory notes under the amended agreement for general corporate purposes, including investments in our international subsidiaries. Effective on February 22, 2006, when the market price of our common stock was $0.21 per share, we again amended the 2005 Credit Facility to extend the period in which we may issue promissory notes through July 31, 2006. Effective on July 26, 2006, when the market price of our common stock was $0.17 per share, we again amended the 2005 Credit Facility to extend the period in which we may issue promissory notes through August 31, 2006. In conjunction with the warrant re-pricing and exercise transaction discussed in Issuance, Repricing and Exercise of Warrants above, on July 21, 2006, Marr cancelled our obligation to repay approximately $2,545,000 of notes issued and accrued interest under the 2005 Credit Facility in lieu of paying cash to us for the exercise of their warrants.

Effective on December 22, 2006, we again amended the 2005 Credit Facility to further extend the period during which we could issue promissory notes under the 2005 Credit Facility through December 29, 2006. We issued a promissory note to Marr in the face amount of $1,000,000 on December 22, 2006. The promissory note bears interest at a rate of 7% per annum and is payable in full on April 3, 2007.

On February 7, 2007, we agreed with Marr to further amend the terms of the 2005 Credit Facility to extend the period in which we may issue promissory notes under the facility and to reduce the minimum size of notes issuable under the facility. On February 7, 2007, we issued a promissory note in the face amount of $142,800 to Marr, the proceeds of which we used to make a capital contribution to Beijing Marr. On February 23, 2007 and on March 7, 2007, we issued additional promissory notes to Marr in the face amount of $100,000 and $150,000, respectively. Each promissory note bears interest at a rate of 7% per annum. The February 7, 2007 note is payable in full on April 3, 2007 and the two later notes are payable on the earlier of our completion of an equity financing transaction of at least $3,000,000 or April 3, 2007. At March 28, 2007, we had notes totaling $4,450,000 outstanding under the 2005 Credit Facility. On March 28, 2007, we entered into an agreement with Marr to extend the due dates of the 7% Promissory Notes issued under the 2005 Credit Facility prior to February 23, 2007, aggregating $4,200,000, from April 3, 2007 until April 3, 2009. In conjunction with the extension of the maturity dates of the 7% Promissory Notes issued under this facility and the April 2005 Secured 8% Convertible Notes, we agreed to re-price Marr’s outstanding warrants under a formula of 40% of their total warrants re-priced to $0.03 per share and 60% re-priced to $0.10 per share. The warrants had original exercise prices of $0.25 per share. We also eliminated the piggyback registration rights originally granted to Marr with respect to the Additional Warrants issued in August 2006 (see Note 7 in the immediately preceding table) and extended the maturity of those warrants from August 3, 2007 until April 3, 2009.

Warrants, Options and Stock Grants to Consultants

Since January 2004, we have entered into and/or extended various contracts and agreements with consultants and others who have agreed to accept payment for their services in the form of warrants, options and/or stock grants. We have obtained various services under these arrangements, including legal, financial, business advisory, and other services. We have, from January 2004 through December 31, 2006, issued approximately 7.9 million shares of our common stock as a result of warrant or option exercises and stock grants related to these consulting agreements, of which approximately 1.7 million shares were issued in 2004, 3.9 million shares were issued in 2005 and 2.3 million shares were issued in 2006. We have issued approximately 1.7 million shares of our common stock to consultants as compensation for services during the first quarter of 2007.

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

In May 2004, when the price of our stock was $0.465 per share, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $0.50 as a portion of the compensation under a consulting contract. The warrants were immediately exercisable, have a five year term, and, at March 29 2007, have not been exercised.

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

On October 3, 2005, our Board of Directors appointed its Chairman as interim Chief Executive Officer, effective immediately, upon the resignation of our former President and Chief Executive Officer. On January 4, 2006, when the market price of our common stock was $0.17 per share, the Compensation Committee of the Board of Directors approved a letter agreement outlining the terms and compensation of the Chairman’s additional service as interim Chief Executive Officer. Under the terms of the contract, we granted the Chairman 1,000,000 shares of our common stock as partial compensation for service as the interim Chief Executive Officer. Additionally, the Chairman was to receive cash compensation of $15,000 per month, beginning October 3, 2005. In February 2006, as approved by the Compensation Committee, we issued 311,736 shares of our common stock in lieu of cash payments for the period October 2005 through January 2006.

During 2006, we issued an aggregate of 683,894 shares of our common stock as compensation under a consulting contract at prices ranging from $0.077 to $0.22 per share, based on the then-current market price of our stock. Additionally, during the second quarter of 2006, when the market price of our common stock was $0.20 per share, we issued 270,000 shares of our common stock to a service provider assisting us with our public company obligations. On October 31, 2006, when the market price of our common stock was $0.085 per share, we issued an immediately exercisable warrant to purchase 500,000 shares of our common stock as compensation for investment banking services. We recorded $42,000 of non-cash selling, general and administrative expense in connection with this warrant. We did not grant registration rights for the shares underlying this warrant.

During the first quarter of 2007, we issued an aggregate of 1,719,963 shares of our common stock as compensation under consulting contracts at prices ranging from $0.059 to $0.075 per share, based on the then-current market price of our stock. We have not issued any warrants or options to consultants for services during 2007.

To conserve cash and to obtain goods and services, we may continue to issue direct stock grants or issue options and warrants at market or at discounts to market. In the event that we issue additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to our existing stockholders.

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

Intellectual Property and Equipment Purchase Using Stock

On September 30, 2004, when the market price of our common stock was $0.39 per share and pursuant to Regulation S, we entered into a License Agreement and Technology Transfer Agreement (the “License Agreement”) pursuant to which we were required to pay an aggregate of 1,232,840 Euros (approximately US $1,500,000) in either our common stock or cash to acquire certain licenses and manufacturing equipment. On September 30, 2004, we issued to the licensor 1,172,205 restricted shares of our common stock having a value of approximately $469,000, representing approximately $373,000 attributable to the technology license and approximately $96,000 attributable to the equipment purchase. We included these shares in a registration statement that became effective on December 29, 2004. We paid the subsequent installments in cash.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information we provide in this Annual Report on Form 10-KSB or statements made by our directors, officers or employees may constitute “forward-looking” statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-KSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

•	fluctuations in our operating results;

•	announcements of technological innovations or new products which we or our competitors make;

•	FDA and international regulatory actions;

•	developments with respect to patents or proprietary rights;

•	changes in stock market analysts’ recommendations regarding Calypte, other medical products companies or the medical product industry generally;

•	changes in domestic or international conditions beyond our control that may disrupt our or our customers’ or distributors’ ability to meet contractual obligations;

•	changes in health care policy in the United States or abroad;

•	our ability to obtain additional financing as necessary to fund both our long- and short-term business plans;

•	fluctuations in market demand for and supply of our products;

•	public concern as to the safety and reliability of products that we or others develop and public concern regarding HIV and AIDS;

•	availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors; and

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Annual Report on Form 10-KSB is as of March 29, 2007, and we undertake no duty to update this information. Should events occur subsequent to March 29, 2007 that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Additional Factors That May Affect Future Results” beginning on page 43 of this Form 10-KSB.

Overview and Outlook

Our current focus is on commercializing our diagnostic test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood and samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”), primarily in international markets. Our plans also include developing and commercializing a second lateral flow platform design suitable for over-the-counter applications, permitting our entry into the HIV rapid test market in the United States and capable of expanding our product line beyond HIV to a broader set of diagnostic tests for other sexually transmitted diseases.

We significantly reduced our monthly operating burn rate as compared with historical levels by discontinuing and then selling our Legacy Business in 2005. Consequently, however, the revenue stream from the Legacy Business products was also eliminated, requiring us to rely on revenues from sales of the BED Incidence Test and international sales of the HIV-1/2 Rapid Tests, as well as external financing sources, to pursue our business milestones and achieve profitability. We are focusing on expediting the procedures necessary to commercialize our HIV-1/2 Rapid Tests and begin generating the revenue stream necessary to support our operations and achieve our financial objectives of sustained profitable operations and increased stockholder value.

Trends, Events and Uncertainties

BED Incidence Test Sales of our BED Incidence Test, a serum (blood) enzyme immunoassay (HIV 1-EIA) that can be used to estimate the proportion of HIV infections that have occurred within approximately the last 6 months in a subject population, began in the fourth quarter of 2004 and accounted for essentially all of our sales from continuing operations in 2005 and approximately 44% of our sales in 2006. Sales of our Incidence Test during 2006 decreased by approximately 41% compared with sales in 2005. Incidence Test sales during 2005 reflected the impact of the initial sales ramp-up phase, with sequential increases in quarterly sales during the first three quarters of 2005. Sales decreased during the fourth quarter of 2005 and posted sequential decreases through the first half of 2006. Although sales increased by 26% in the second half of 2006 compared with sales in the first half, second half 2006 Incidence Test sales were 52% below the level of the second half of 2005.

We believe the decrease in sales is attributable to negative publicity regarding the usefulness of the BED Incidence Test. In February 2006, the CDC issued an Information Sheet: Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. addressing a December 2005 UNAIDS report regarding studies in Africa and Thailand indicating that the Incidence Test apparently over-estimated the incidence rate.  The Information Sheet acknowledges that the assay may cause over-estimation under certain conditions, suggests expanding current protocols, and indicates that data derived from its use in certain international settings may not be appropriate. During the second quarter of 2006, the CDC and UNAIDS agreed on a set of “Recommendations for Use” to address certain conditions that may have resulted in over-estimation of incidence. We believe that the test’s design and use and the interpretation of its results will continue to evolve as public health agencies and the CDC gain experience with it.  We continue to believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and that it will remain a viable epidemiological surveillance test.

We plan to develop a blood-based rapid HIV incidence test for diagnostic and surveillance purposes under the terms of a Cooperative Research and Development Agreement (CRADA) with the CDC. We expect the completion of the March 2007 PIPE will permit us to increase our development resources and expand our product offerings. We continue to view our collaborative relationship with the CDC as very significant and we view the CDC as an important partner in our planned efforts to jointly introduce additional products. We expect that much of our new-product development will center on our Aware II platform as a result of its OTC-suitable design and the licenses which permit sale of those products in all of our target markets, particularly in the U.S.

Rapid Tests We expect that our near- and medium-term future revenues will be derived primarily from the sale of our HIV-1/2 rapid diagnostic tests both to the professional and over-the-counter (OTC) markets, and potentially from the sales of diagnostic tests for other STDs or synergistic tests, such as tuberculosis or malaria, in the longer term.

Our focus for 2007 continues to be on commercializing the HIV-1/2 rapid tests, initially in a dipstick-format and produced in Thailand, from which we believe we can source certain African, Middle East and Southeast Asian markets. The testing protocol in many countries includes HIV and one or more of the following tests: tuberculosis, hepatitis B or C, and malaria.

We plan to utilize regional manufacturing to take advantage of local market opportunities. These sites could also be used to manufacture product for export to other markets. Our first such site is in China, with our joint venture, Beijing Marr. We also envision manufacturing operations in India and in the Middle East and intend to use a portion of the proceeds from the March 2007 PIPE to accelerate this effort. The objectives are better customer service and stronger margins for all parties concerned. These sites are also logical bases for research and development centers to take advantage of local talent and to accelerate our ability to bring new products, technologies and platforms to market.

We submitted our AwareTM HIV-1/2 oral fluid (OMT) rapid test for approval to the Chinese State Food and Drug Administration (“SFDA”) in January 2006 and during 2006 the test passed a number of critical milestones essential to its ultimate approval. We were in routine contact with the SFDA during the second half of 2006 and provided additional or clarifying information as requested during their general review process. Our test was reviewed by an SFDA expert panel in December 2006 and subsequent to the meeting, in January 2007, we received a formal request from the SFDA for additional information. Some of the information requested was informally presented to the SFDA in the December 2006 technical review, and is readily available. In response to the request, we are conducting an additional clinical trial of approximately 1,000 subjects randomly collected from the general (low-risk) population. We expect to complete this trial and assemble the other required information on or before May 10, 2007, the date by which the SFDA requires our response.

Beijing Marr, our joint venture with an affiliate of Marr Technologies BV, our largest stockholder, will manage the Chinese oral fluid test product launch. There are several large markets in China, such as those created by laws requiring HIV testing of military recruits and university students as part of their admissions process, as well as a publicly-announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion person population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

Beijing Marr has recently completed upgrading and renovating its manufacturing operations to facilitate the production of our AwareTM HIV-1/2 rapid oral fluid (OMT) test. We are undergoing evaluation of our procedures to renew our Chinese GMP certificate and to ensure our compliance with ISO 9001 and ISO 13485 standards. Compliance with these standards will enable us to manufacture for both the Chinese market and for export from China to our other international markets. We have manufacturing equipment and personnel in place and expect to have GMP approval and/or ISO certification in sufficient time to produce inventory for commercial sales upon the expected third quarter 2007 SFDA approval of our OMT rapid test.

We expect China to be one of our three largest markets, along with India and Russia. These focus areas mirror the areas predicted to have the greatest increase in HIV infections over the next few years. We believe that a simple, non-invasive test will have significant demand as it can be used as an integral part of a real-time treatment program. We have received approval to sell our tests in Russia and we are completing our clinical and product evaluations in India. We believe that our tests continue to perform well and consistently in all trials to-date.

We have completed the regulatory approval process for our Aware TM HIV-1/2 BSP test in South Africa, Uganda, Zimbabwe and Kenya and for our Aware TM HIV-1/2 OMT test in South Africa, Uganda and Kenya, providing opportunities for humanitarian organizations to sponsor our product in their testing programs. We believe that cooperating with humanitarian organizations to help fight the HIV/AIDS pandemic in critical areas where we are obtaining regulatory approval, particularly in South Africa, will be an important trend in 2007 as we seek to achieve significant sales growth of our Aware™ HIV-1/2 rapid OMT test.

We plan to release a second OMT test later this year using a recombinant antigen. This will provide us with a full non-invasive testing algorithm in accordance with WHO rapid-testing guidelines. Not only will this benefit current diagnostic and treatment efforts, we believe it will help us to increase our sales in regions that adhere to the WHO testing algorithm. We expect to be able to produce this test from all sites that manufacture our current Aware TM products.

We continue to pursue business opportunities in the Middle East, targeting the UAE as our first market. We shipped 100,000 Aware TM HIV-1/2 OMT rapid tests to our distributor in the UAE during the fourth quarter of 2006 and anticipate additional orders. A local manufacturing site, when and if completed, will further enhance our strength, not only in the UAE, but in Saudi Arabia, Kuwait, and throughout the GCC. Our distributor has informed us that regulatory approvals are progressing in several additional countries within the region.

During the third quarter of 2006, we received approval for our Aware™ HIV-1/2 OMT rapid test for both the professional and OTC markets in the Russian Federation. We expect to utilize Marr’s expertise and contacts in the Russian Federation as we establish our distribution system and our sales and marketing activities in that region. Additionally, one of the investors in the March 2007 PIPE has extensive relationships in both Russia and in the Middle East that we expect will be of value in expanding our sales reach. We have initiated contacts in the private sector, where a number of large corporations are focusing a portion of their social budgets on the HIV/AIDS problem in their communities. Russia currently has the fastest growing rate of increase in HIV/AIDS infection worldwide. We expect significant sales in this market in 2007.

In India, we have conducted product evaluations for the military and private sectors and are awaiting the results of those evaluations. The culmination of this process is expected to result in sales in this important region during 2007. By the end of 2007, we expect to have achieved our initial sales and marketing milestone - regulatory approvals and distribution networks consummating sales in the four parts of the world having the greatest HIV/AIDS prevalence, namely Sub-Saharan Africa, China, India and Russia.

We are in the process of developing additional distribution channels and plan to conduct additional trials in several African and Asian countries. The clinical trial and regulatory approval process will be on-going through 2007 and beyond. We are primarily targeting countries which have been selected for funding by PEPFAR, the recently expanded President’s Emergency Plan for AIDS Relief, and currently have representation in more than half of them. Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID and CDC. We have compiled the required data in terms of “manufacturer’s claims” and independent trials for both our OMT and blood, serum and plasma HIV-1/2 rapid tests. We have recently been notified that our blood, serum and plasma product has been evaluated and is approved for addition to the USAID waiver list. We are actively pursuing a USAID waiver for our OMT product as well. As a result of its uniqueness compared to a blood rapid test, it is necessary for us to conduct a clinical trial of our OMT test as a part of its USAID evaluation. That trial is currently in progress. We believe that obtaining a USAID waiver is another important milestone in facilitating international sales of our rapid tests.

Financial Considerations

Our operating cash burn rate has been trending downward since 2004. Our burn rate for the year ended December 31, 2005 declined to approximately $0.7 million per month from $1.1 million per month in 2004. Our consolidated operating cash burn rate for 2006 averaged less than $0.5 million per month, including the impact of our Chinese joint venture operations. Our domestic burn rate decreased primarily as a result of the restructuring of our business and the discontinuation of our Legacy Business.

During 2006, we incurred a net loss of $13.8 million, including a charge for $8.2 million in non-cash interest expense primarily attributable to the accounting for our convertible debt and related derivatives and the re-pricing of certain warrants and we incurred a $5.0 million negative cash flow to fund our operations. At December 31, 2006, we had a working capital deficit of $12.6 million and our stockholders’ deficit was $9.4 million. Our cash balance at December 31, 2006 was $0.4 million. Based upon our financial condition at December 31, 2006, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2006 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.  During March 2007, we entered into Subscription Agreements for a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash. The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock. The warrants to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 2008. Warrants to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 2008. If fully exercised, the warrants would provide us with an additional $13.5 million in cash. We consider the exercise of these warrants as a potential source of medium-term financing that would finance the growth plans described in Trends, Events and Uncertainties above, as well as fund operating losses and working capital requirements during the expected growth phase of our business, beginning in 2007 and continuing into 2008. We entered into agreements for a total of $617,800 in other financings in the first quarter of 2007 that served as a bridge to this PIPE transaction. Certain of these transactions, totaling $250,000 were bridge financings and are to be repaid from the proceeds of the PIPE. At March 29, 2007, we also had outstanding the unpaid balance of the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, aggregating $9,433,000, all of which were due in April 2007. In March 2007 we extended the maturity date of an aggregate of $9,183,000 of these notes to April 2009. With the exercise of the warrants uncertain, we do not believe that our current cash resources are sufficient to allow us to fully attain our business milestones and achieve positive cash flow. Based on our current obligations and our 2007 operating plans, we do not believe that we can sustain our operations throughout 2007 without obtaining additional financing or in the absence of an early exercise of a significant portion of the 150 million warrants described above. There can be no assurance that the warrants will be exercised prior to their expiration, or at all, or that additional financing will be available, or if it is available, that it will be available on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transactions, to sustain our operations. As we expand in the U.S., we expect to form strategic partnerships with companies that have greater strength than we to penetrate the potential OTC testing market. We do not currently have any definitive agreements with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. Further, our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005, as amended, and the 7% Promissory Notes issued under the 2005 Credit Facility with Marr, as amended, may inhibit our ability to secure financing in the future. Although we expect to be able to raise additional capital, there can be no assurance that we will secure such financing or enter into such strategic agreements, or that our stockholders would approve the terms of such agreements or financing, if so required.

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2007. In the absence of adequate resources from current working capital and existing financing arrangements, we will be required to raise additional capital to sustain our operations.

Off-Balance Sheet Arrangements  The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii).

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon Calypte’s consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs, derivative and anti-dilution liabilities and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates, among others, reflect our more significant judgments used in the preparation of our consolidated financial statements.

•
Revenue RecognitionWe recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. Should changes in terms cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

•
Inventory ValuationWe adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since our Legacy Business products historically incurred negative gross profit on an annual basis, and had high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. At December 31, 2006 and 2005, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials, components and finished products.

•
Deferred Tax Asset RealizationWe record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

•
Classification of Financial Instruments with Characteristics of both Liability and Equity We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity. We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately. We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our detemination of the appropriate classification.

•
Stock based compensation We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous finaicial statements. Following the provisions of the modified prospective method, we have not restated our consolidated statement of operations for periods prior to 2006 to reflect the adoption of SFAS 123R. Accordingly, the results reported in the statment of operations for 2006 are not directly comparable to the results for 2005. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate, which results in recognizing compensation expense for only those awards expected to vest over the service period of the award.  Prior to adopting SFAS 123R, we accounted for share-based payments under APB 25 and, accordingly, generally recognized compensation expense related to employee stock options for only those options granted with intrinsic value and we accounted for forfeitures as they occurred.

Although we did not grant any stock options to employees during 2006, we recorded stock compensation expense attributable to previously granted options under the terms of SFAS 123R in selling, general and administrative expenses in our Statement of Operations for the year ended December 31, 2006. When granted, we plan to estimate the fair value of options granted using the Black-Scholes option pricing model. We plan to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are still developing. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods.

Results of Operations

The following represents selected financial data (in thousands):

	Year Ended December 31,
	2006	2005
Product sales revenue	$547	$427
Cost of product sales	395	133

Gross Margin	152	294

Operating costs and expenses:
Research and development expenses	1,700	2,211
Selling, general and administrative expenses	4,322	5,363

Total operating expenses	6,022	7,574

Loss from operations	(5,870)	(7,280)

Interest income (expense), net	(8,500)	1,952

Minority interest in losses of consolidated joint ventures	517	-
Other income (expense), net	105	(335)

Loss from continuing operations before income taxes	(13,748)	(5,663)

Income taxes	(2)	(2)

Net loss from continuing operations	(13,750)	(5,665)

Discontinued operations

Loss from operations of Legacy Business, including
loss on disposal of $425 in 2005, net of income taxes	-	(3,098)

Net Loss	$(13,750)	$(8,763)

Years ended December 31, 2006 and 2005

Our revenue for 2006 totaled $547,000 compared with $427,000 in revenue from continuing operations for 2005, an increase of $120,000 or 28%. In 2005, we also recorded $2,105,000 of revenue attributable to sales of our Legacy Business products. The revenues and costs attributable to the Legacy Business have been classified as discontinued operations upon the sale of that business in November 2005 and, accordingly, are not discussed here.

We began selling our BED incidence test in the fourth quarter of 2004 and its sales accounted for approximately 95% of our sales from continuing operations for 2005 and approximately 44% of our sales for 2006. The balance of our revenue in both periods is from sales of our HIV-1/2 oral fluid rapid test to our Middle Eastern and South African distributors. The following table summarizes our revenues by product for 2006 and 2005 (in thousands):

	2006	2005
BED Incidence tests	$241	$406
Aware TM Rapid HIV diagnostic tests	306	21
Revenues from product sales	$547	$427

Sales of the BED Incidence Test in 2006 decreased by 41% compared with sales in 2005. We believe the decrease stemmed primarily from concerns developing in late 2005 indicating that the Incidence Test might over-estimate the HIV-1 incidence rate.  In the first quarter of 2006, the U.S. CDC, the test’s designer, issued an information sheet acknowledging that the assay may cause over-estimation under certain conditions. During the second quarter of 2006, the CDC developed revised protocols that were subsequently accepted by UNAIDS and the WHO to address certain conditions that may have resulted in over-estimation of incidence. Sales of the Incidence test resumed modestly during the second half of 2006 as the concerns regarding over-estimation and interpretation of test results decreased. The increase in sales of our Aware TM Rapid tests is almost exclusively a result of 2006 sales to our Middle East distributor of the oral fluid test in its over-the-counter format.

Purchases by three customers accounted for approximately 67% of our revenue during 2006. Our distributor for the Middle East, Joseph & Gionis, purchased oral fluid OTC rapid tests representing for approximately 51% of our revenues for 2006. Two customers purchasing the BED Incidence Test, the New York State Health Department’s Wadsworth Laboratory, the U.S. CDC’s BED contract lab, and the Chinese CDC accounted for approximately 9% and 7%, of revenues for 2005 and 2006, respectively. During 2005, three customers accounted for approximately 36% of revenue from continuing operations. The New York State Health Department’s Wadsworth Laboratory, the U.S. CDC, and our South African distributor purchased BED Incidence tests representing approximately 13%, 13% and 10%, respectively, of our revenues from continuing operations.

Gross margin decreased from approximately 69% of sales in 2005 to approximately 28% of sales in 2006. Among the factors contributing to the decreased margin are the change in the product mix and the significantly higher royalty rate attributable to rapid test sales compared to Incidence Test sales; the inclusion in cost of sales for 2006 of certain annual minimum payments and disputed royalty amounts expensed during 2006 that were not a part of 2005 expense; increases in certain of our materials costs due to financial constraints that limit our ability to purchase in the most economical order quantities and increased costs incurred to transfer domestically purchased materials to international manufacturing locations in Thailand and China. Royalty expense and margin rates for 2006 are not typical of the results we expect in the future because of the nominal amounts of revenue and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Additionally, our current product costs are based on uneconomic purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we expect to achieve in commercial scale manufacturing operations.

Research and development costs decreased by $511,000 or 23%, from $2,211,000 in 2005 to $1,700,000 in 2006. Domestic R&D expense decreased by $1,018,000, primarily due to the elimination of our Rockville, Maryland facility-based R&D staff and their related operations in the business restructuring we implemented during the second quarter of 2005. We have continued to incur travel and other costs related to the transfer of our manufacturing technology to our Thailand contract manufacturer and our Chinese joint venture and for various international clinical trials of our rapid tests during 2006; but those expenses have decreased compared with the expense associated with similar activities during 2005. Offsetting the decrease in domestic R&D spending is $507,000 of research and development expense related to our rapid tests and incurred primarily by our Beijing Marr joint venture, which did not exist in 2005.

Selling, general and administrative costs decreased by $1,041,000 or 19%, from $5,363,000 in 2005 to $4,322,000 in 2006. The primary components of the net decrease include the following:

•	a decrease of approximately $535,000 related to the second quarter 2005 charge for restructuring our operations and closing our Maryland and California facilities;

•	a decrease of approximately $590,000 in marketing consulting expenses;

•	a decrease of approximately $342,000 in investor relations, public company and legal expenses, including approximately $257,000 of non-cash expense; and

•	a decrease of approximately $110,000 in salary and benefits expenses; offset by

•	an increase of approximately $565,000 of general and administrative expenses incurred by our Chinese joint ventures that were not consolidated nor significant in 2005.

Our loss from operations for 2006, at $5,870,000, reflects a 19% decrease compared with the $7,280,000 loss from continuing operations reported for 2005.

We recorded net interest expense of $8,500,000 for 2006 compared with $1,952,000 of net interest income in 2005, principally due to the accounting for the derivative and anti-dilution obligations of our 2005 convertible note financing which were required to be adjusted to their fair value during 2005, with the change in value being recognized in interest expense, the write-off of such amounts during 2006 in proportion to the conversion or repayment of such debt and the third quarter 2006 expense associated with warrant re-pricing and exercise and the related debt cancellation.

The following table summarizes the components of interest income (expense) (in thousands):

			(Increase)
	Year ended December 31,		Decrease
	2006	2005	Expense
Interest on debt instruments paid or payable in cash	$(284)	$(123)	$(161)

Non-cash expense composed of:

Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(481)	(498)	17

Amortization and proportional write-off upon conversion of note
discounts and deferred offering costs	(5,694)	(1,502)	(4,192)

Mark to market adjustment of derivative and anti-dilution
obligations arising from the April 2005 financing	(375)	3,803	(4,178)

Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from
warrant re-pricing and exercise, and debt cancellation	(1,549)	-	(1,549)

Mark to market adjustment of anti-dilution obligations arising from
the May and July 2004 equity financings	-	506	(506)

Expense attributable to warrants issued in conjunction with the
2005 Marr Credit Facility	-	(71)	71

Expense attributable to warrants issued in conjunction with the
2004 anti-dilution obligation	-	(82)	82

Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(120)	(120)	-

Total non-cash items	(8,219)	2,036	(10,255)

Total interest expense	(8,503)	1,913	(10,416)

Interest income	3	39	(36)

Net interest (expense) income	$(8,500)	$1,952	$(10,452)

Restructuring and Severance

We have charged restructuring-related costs to date as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities.”  Severance charges associated with the elimination of positions were recognized ratably over the future service period, if any, in accordance with SFAS No. 146. We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  Any change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

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

Please refer to the tables entitled “Summary of Recent Financings - January 2004 through March 29, 2007” and “Detail of Recent Financings - January 2004 through March 29, 2007” in Part II, Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters for a summary of our financings for the most recent three years and our current financing arrangements.

Operating Activities

During, 2006 and 2005, we used cash of $5.0 million and $8.1 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses. In 2006, we also used cash to fund the the research and development and administrative operations of our Chinese joint ventures, which were not consolidated in 2005. Through the first half of 2005, we also used cash in manufacturing our Legacy Business products.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. FAS 159 is effective for fiscal years beginning after November 15, 2007. We have not evaluated the potential impact of adopting SFAS 159.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of the provisions of SAB No. 108 on December 31, 2006 had no impact on our consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on our consolidated results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006.  We do not believe that the adoption of FAS 155 will have a material impact on our consolidated results of operations or financial condition.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 became effective for accounting changes and corrections of errors made in our fiscal year beginning on January 1, 2006. The adoption of FAS 154 has not had a material impact on our consolidated results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”).  SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 became effective for us beginning with our 2006 fiscal year. The adoption of SFAS 151 has not had a material impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS 123R which addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees.  Instead, we are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations.  We adopted SFAS 123R in our fiscal year beginning on January 1, 2006. See Stock-Based Compensation earlier in Critical Accounting Policies and Estimates.

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

Risks Related to Our Financial Condition

If We are Unable to Obtain Additional Financing We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

Although we have extended the maturity of the 7% notes we have outstanding under the 2005 Marr Credit Facility Agreement at December 31, 2006, totaling $4,057,000, as well as the unconverted Secured 8% Convertible Notes, totaling $4,883,000 at December 31, 2006, from April 3, 2007 until April 3, 2009, we do not believe that our cash balance of $372,000 at December 31, 2006 and the additional financing arrangements we have completed since year-end will be adequate to sustain our operations at expected levels throughout 2007. We believe we will need to arrange additional equity-based financing to fund our operations and make the investments necessary to continue to execute our business plan in 2007. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.

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

We Rely On the Support of Our Largest Stockholder to Maintain Our Financial Viability Until Such Time as Our Products Can Generate Positive Cash Flow.

Marr Technologies BV (“Marr”) is our largest stockholder, holding 65.3 million shares, or approximately 30%, of our outstanding common stock at December 31, 2006. In addition to that relationship, Marr holds $4,057,000 of our secured 7% Promissory Notes under the 2005 Credit Facility and $3,159,000 of our Secured 8% Convertible Notes, convertible into an additional 10.5 million shares, at December 31, 2006. Marr also holds immediately exercisable warrants to purchase approximately 8.5 million shares of our common stock. Furthermore, Marr affiliates are our 49% joint venture partners in China and we are working with Marr to distribute our rapid test products in Russia. As a result of their initial 2003 investment, Marr is entitled to nominate two representatives to our Board of Directors and their two nominees have served on our Board since 2004. Although Marr is subject to trading rules applicable to significant stockholders, its decision to either sell a significant portion of its shares or acquire additional shares could adversely impact the liquidity and/or market price of our stock. Further, if Marr chose to increase its ownership of Calypte, such a change might trigger change of control provisions in certain of our intellectual property license agreements, potentially resulting in the loss of one or more of the licenses necessary for the production of our rapid tests and our need to revise our business model.

We incurred negative cash flows from operations of $5.0 million and $8.1 million during 2006 and 2005, respectively. Our ability to issue 7% Promissory Notes under the 2005 Credit Facility and Marr’s participation in our other financings since 2003 has been critical to funding our operations. Due to its significance, if Marr were to withdraw its support of the Company and its operations, we could be in significant financial jeopardy and have to curtail our operations and seek other sources of financing or strategic partnerships, or discontinue our operations.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

At December 31, 2006, our domestic trade accounts payable totaled $1.5 million, of which approximately $1.3 million was over sixty days past due. Further, we currently have a number of cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that enables us to make payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. Additionally, our financial condition has prevented us from ordering certain materials in the most economical order quantities, which increases the cost of our products and reduces our margins.

We Have Incurred Losses in the Past and We Expect to Incur Losses in the Future.

We have incurred losses in each year since our inception. Our net loss for the years ended December 31, 2006 and 2005 was $13.8 million and $8.8 million, respectively . Our accumulated deficit at December 31, 2006 was $168 million. We expect operating losses to continue through 2007, as we complete the commercialization of our rapid tests, complete our international technology transfers, and conduct additional research and development and clinical trials for current and potential new products.

We Have Federal Net Operating Losses Which May Expire Before We Can Utilize Them.

At December 31, 2006, we had a federal net operating loss carryforward of approximately $160 million.  Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforward following a “change in ownership.”  The amount of the limitation is based on a statutory rate of return and the value of the corporation at the time of the change of ownership.  Our private placements and other sales of our equity securities can potentially cause a change of ownership either individually or in the aggregate. If a change of ownership occurs and an annual limitation is imposed, a portion of these carryforwards may expire before we are able to utilize them.

Risks Related to the Market for Our Common Stock

Our Registration of a Significant Amount of Our Stock Under the Terms of Recent Financings May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of the private placements we completed in February and March 2007, we are required to file a registration statement for the resale of over 100 million shares of common stock that we issued plus the more than 150 million shares underlying immediately exercisable warrants. During July 2006, we issued approximately 25 million registered shares of our common stock upon the exercise of re-priced warrants and issued warrants to purchase approximately 12.5 million shares which have not yet been registered. Our 8% Secured Convertible Notes are immediately convertible into approximately 16.3 million registered shares at December 31, 2006 and there remain approximately 30 million registered shares underlying immediately exercisable warrants granted in the April 2005 Placement and in the May and July 2004 PIPEs. Upon the effectiveness of the registration statement or the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. Essentially all but 2.75 million of the 221 million shares of our common stock outstanding at December 31, 2006 are freely tradable. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

We May Need our Stockholders to Authorize Additional Shares of or a Reverse Split of our Common Stock in the Near Future.

From inception through March 29, 2007, we have issued approximately 340 million shares of our common stock and raised approximately $164 million. We have 800 million shares of our common stock authorized for issuance. After considering the share reserves required for our benefit plans and our recent financings, we have the ability to issue approximately 150 million shares of our common stock for future financings or for other purposes. In addition to the potential dilutive effect of issuing such a large number of shares at current prices, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

At the current market price of our stock, the remaining amount of authorized common stock may not permit us to complete a financing of sufficient size to achieve cash flow self-sufficiency. We may find it necessary to request that our stockholders approve an increase in the number of authorized shares to provide us with the flexibility to continue to finance our opertions. Alternatively, we may consider a reverse split of our common stock. At current prices, our stock is considered a “penny stock,” which precludes it from trading on a stock exchange or other major trading market and prevents major institutional investors from holding it in their portfolios. If our stockholders are requested to, and approve, a reverse split, the number of authorized shares will remain unchanged, providing us with greater flexibility to issue stock for future financings or for other purposes. There can be no assurance, however, that the post-reverse split trading price of our common stock will reflect the ratio used in a reverse split, should such a split be approved by our stockholders. While there is no impending announcement of a reverse split, such an announcement may also cause certain investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock. There can be no assurance that our stockholders will, if so requested, approve either of these alternatives. If they do not, we may not be able to continue financing our operations and we have to revise our business plan, curtail our operations, or both.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Trading Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we expect to continue to issue stock bonus grants and/or warrants and options at or below the current market price. During 2005, we issued approximately 0.7 million shares and approximately 1.6 million options at market in payment of consulting services. In 2006, we issued approximately 2.3 million shares in payment of consulting and other services. In addition to the potential dilutive effect of issuing a large number of shares or options, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock.

The Price of Our Common Stock Has Been Highly Volatile Due to Several Factors Which Will Continue to Affect the Price of Our Stock.

Our common stock has traded as low as $0.052 per share and as high as $0.30 per share in the twelve months ended March 29, 2007. We believe that some of the factors leading to the volatility include:

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	fluctuations in our operating results;

•	concerns about our ability to finance our continuing operations;

•	concerns about the liquidity of our stock;

•	concerns about the stability of our stock as a result of delisting from the American Stock Exchange;

•	financing arrangements which may require the issuance of a significant number of shares in relation to the number of shares currently outstanding, including anti-dilution provisions;

•	announcements of technological innovations or new products which we or our competitors make;

•	FDA, SEC and international regulatory actions;

•	availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;

•	developments with respect to patents or proprietary rights;

•	public concern as to the safety of products that we or others develop;

•	changes in health care policy in the United States or abroad;

•	changes in stock market analysts’ recommendations regarding Calypte, other medical products companies or the medical product industry generally;

•	fluctuations in market demand for and supply of our products;

•	certain world conditions, such as an economic downturn, natural disasters or terrorist attacks; and

•	anti-American sentiment in certain international markets where we market or anticipate marketing our products.

Failure to Achieve and Maintain Internal Controls in Accordance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 Could Have A Material Adverse Effect on Our Business and Stock Price.

We have begun examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act (“SOA”), as required for our Annual Report on Form 10-KSB for the year ending December 31, 2007. While we expect to meet the requirements of the SEC’s Guidelines under SOA, there can be no assurance that we will do so, nor can we estimate at this time the cost of achieving compliance under the rules - which for many smaller companies has been a significant cost. In addition, if we fail to maintain the adequacy of our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws could:

•	discourage potential acquisition proposals (i.e. stockholder rights plan also known as a “poison pill”);

•	delay or prevent a change in control;

•	diminish stockholders’ opportunities to participate in tender offers for our common stock, including tender offers at prices above the then-current market price;

•	inhibit increases in the market price of our common stock that could result from takeover attempts; or

•	grant to the Board of Directors the discretionary right to designate specific rights and preferences of preferred stock greater than those of our common stock.

Furthermore, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware (DGCL). In general, the DGCL prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. An “interested stockholder” is a person who, together with affiliates and associates, owns, or within the prior three years did own, 15% or more of the corporation's voting stock. This provision could make it more difficult for an “interested stockholder” to obtain control of us without the approval of the Board of Directors.

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

Our Board may, without stockholder approval, designate and issue our preferred stock in one or more series. Additionally, our Board may designate the rights and preferences of each series of preferred stock it designates which may be greater than the rights of our common stock. Potential effects on our common stock may include among other things:

•	restricting dividends;

•	dilution of voting power;

•	impairment of liquidation rights; and

•	delaying or preventing a change in control of the Company.

Additionally, we currently have approximately 150 million shares of common stock that could be issued for financing or other purposes. Dilution resulting from such issuance could also adversely affect the rights of our current common stockholders. Further restructuring, if approved by the stockholders, would further increase the number of shares available for future financings and would result in additional dilution to the current common stockholders.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market In Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

Shares of our common stock are “penny stocks” as defined in the Exchange Act. The “penny stock” rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this documents are the following:

•	the bid and offer price quotes in and for the “penny stock”, and the number of shares to which the quoted prices apply.

•	The brokerage firm’s compensation for the trade.

•	The compensation received by the brokerage firm’s sales person for the trade.

In addition, the brokerage firm must send the investor:

•	a monthly account statement that gives an estimate of the value of each “penny stock” in the investor's account.

•	a written statement of the investor’s financial situation and investment goals.

Legal remedies, which may be available to you as an investor in “penny stocks”, are as follows:

•	if “penny stock” is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

•	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

•	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

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

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

Risks Related to Our Business

We May Not Be Able to Successfully Develop and Market New Products That We Plan to Introduce.

We sold our HIV-1 urine-based screening test and urine and blood-based supplemental tests in November 2005 as a part of our restructuring plan and will not derive any revenue from the sale of these products in the future. The HIV-1 BED Incidence Test is available for sale, but we have little experience marketing that test and sales to-date have been modest. Further, there has been concern that the BED Incidence Test apparently over-estimates the incidence rate based on studies conducted in Thailand and Africa. The CDC has issued an Information Sheet acknowledging that the assay may cause over-estimation under certain conditions and recently issued revised recommendations and protocols for its use. Although we believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and expect that the process of refining its applications will continue as its use expands, there can be no assurance that the Incidence Test will achieve widespread acceptance, either in the United States or internationally.

In addition to our rapid HIV-1/2 diagnostic tests, we plan to develop and/or commercialize other diagnostic products for other infectious diseases or health conditions, some potentially in combination with each other (i.e. multi-channel tests). We, along with the U.S. CDC, plan to develop a blood-based rapid HIV test for diagnostic and surveillance purposes and are considering the feasibility of a rapid syphilis diagnostic test. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products, successfully transfer the technology for commercial-scale manufacturing to either internal, joint venture or outsourced manufacturers or meet regulatory requirements or resolve potential patent licensing or government distribution or licensing requirements with respect to their marketing,

Additionally, neither we nor our marketing partners have experience marketing and selling rapid diagnostic tests. Our success depends upon alliances with third-party international distributors and joint venture partners and upon our ability to penetrate expanded markets with such distributors and partners. There can be no assurance that:

•	our international distributors and joint ventures will successfully market our products;

•	our future selling efforts will be effective, as we have not yet introduced in significant volume either an HIV-1/2 product or other point of care test;

•
we will obtain market acceptance in the medical or public health community, including government and humanitarian funding sources critical in many international markets, which are essential for acceptance of our products; or that the relationships we develop with humanitarian agencies or their intermediaries will prove to be reliable and sustainable; or

•	if our relationships with distributors terminate, we will be able to establish relationships with other distributors or marketing partners on satisfactory terms, if at all.

If our current tests fail to achieve market acceptance or generate significant revenues, or we are unable to introduce significant new products, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

A Viable Market for Our Products May Not Develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products such as our rapid HIV tests currently being commercialized, rapid HIV tests that we expect to develop and other new products or technologies that we may develop or acquire. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited resources with which to stimulate market interest in and demand for our products and limited evidence on which to evaluate the market’s reaction to products that may be developed. Consequently, there can be no assurance that any of our products will obtain market acceptance and fill the market need that is perceived to exist. Additionally, although we plan to introduce an over the counter HIV diagnostic test for the domestic over the counter market, there can be no assurance regarding the timeline for which or certainty that the FDA will develop protocols for evaluation and approval of such a product.

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

There are numerous patents in the United States and other countries which claim lateral flow assay methods and related devices, some of which cover the technology used in our rapid test products and are in force in the United States and other countries. In 2004, we entered into a non-exclusive sublicense agreement with Abbott Laboratories that grants us worldwide rights related to patents for lateral flow assay methods and related devices. We believe that the acquisition of these rights will enable us to make or sell our rapid test products in countries where these patents are in force. In 2004, we also acquired a sublicense from Bio-Rad Laboratories and Bio-Rad Pasteur for patents related to the detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent a small fraction of the known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. We believe that this sub-license agreement makes it possible for us to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets. Additionally, in 2003 we licensed an antigen necessary for certain of our rapid HIV-1/2 products from Adaltis, Inc., and in 2004, we acquired rights from Ani Biotech for its rapid test diagnostic platform and sample applicator, which we believe is a viable alternative to current lateral flow technologies and with potentially worldwide applicability. The loss of any one of these licenses or challenges to the patents would be detrimental to the commercialization of our rapid tests by delaying or limiting our ability to sell our rapid test products, which would adversely affect our results of operations, cash flows and business.

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

The Time Needed to Obtain Regulatory Approvals and Respond to Changes in Regulatory Requirements Could Adversely Affect Our Business.

Our existing and proposed products are subject to regulation by the Chinese FDA (the SFDA), the FDA, Russian and Indian regulatory bodies and other governmental or public health agencies. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products. In addition, we are often required to obtain approval or registration with other foreign governments or regulatory bodies before we can import and sell our products in these countries.

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

We have engaged a domestic contract manufacturer to produce our BED incidence tests and another in Thailand to produce our rapid HIV tests and we are establishing manufacturing operations in China through our affiliate and plan to do so elsewhere. We intend to subsequently introduce a new line of products using the recently acquired Ani technology platform, and again expect to rely on outsourced or overseas manufacturing organizations. Initially, none of these entities will have more than limited experience, if any, in manufacturing our products and will have no experience in manufacturing them in commercial quantities. Furthermore, our rapid tests are not yet approved for sale in Thailand, which precludes us from selling them in countries in which approval in the country of manufacture, i.e. a “Certificate of Origin,” is a prerequisite to local product approval. While outsourcing our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, it may also subject us to problems in such areas as:

•	transferring the technology from the laboratory or pilot operation to the contract manufacturer on a commercial scale;

•	lack of technical knowledge regarding regulated proceduresand the ability of the contract manufacturer to obtain and maintain the nbecessary GMP or other regulatory certifications;

•	uncertain or unreliable production yields;

•	maintaining quality control and assurance;

•	regulatory compliance, since most rapid test manufacturers do not produce products that are as stringently controlled as HIV diagnostics;

•	misappropriation of intellectual property, particularly in foreign countries where patent protection is less stringent, and depending on the extent of manufacturing processes that are outsourced;

•	developing market acceptance for new product;

•	production yields;

•	Quality control and assurance;

•	raw material supply;

•	shortages of qualified personnel; and

•	maintaining appropriate financial controls and procedures.

Any of these problems could affect our ability to meet increases in demand should our products gain market acceptance and could impede the growth of our sales revenues.

We Rely on Sole Source Suppliers that We Cannot Quickly Replace for Certain Components Critical to the Manufacture of Our Products.

Among the critical items we purchase from qualified sole source suppliers are various conjugates, and HIV-positive and HIV-negative testing samples. Any delay or interruption in the supply of these or other sole source components could have a material adverse effect on us by significantly impairing our or our contract manufacturer’s ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. Further, price increases imposed by these suppliers may result in increased costs and reduced margins to us, if we are unable to pass the increased costs on to our customers. In addition, if our financial condition impairs our ability to pay for critical components on a timely basis, our suppliers may delay or cease selling critical components to us, which could also restrict our ability to manufacture. We typically do not have long-term supply agreements with these suppliers, relying instead on periodic purchase orders to acquire materials with the result that suppliers could delay or decline to ship components until payment is made in advance or on a COD basis.

We May Not Be Able to Retain and/or Attract Key Executives and Other Personnel.

As a result of the restructuring plan we implemented in 2005, a number of our key executives and senior administrative, marketing, quality systems and research and development personel and staff left the company rather than transition to the new operation in Oregon when we closed our Rockville and Pleasanton facilities. Further, two of our senior executives resigned in late 2005 and certain senior employees have left the Company during 2006 and 2007. As a small company, our success depends on the services of key employees in these positions. Our inability to replace or attract key employees in certain positions as a result of our financial condition or for other reasons could have a material adverse effect on our operations.

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

During the years ended December 31, 2006 and 2005, we incurred $1.7 million and $2.2 million, respectively, in research and development expenses. We expect to continue to incur significant costs as a result of our research and development activities in the future.

A primary focus of our efforts has been, and is expected to continue to be, rapid HIV tests that we are commercializing or that are in the process of being developed. We plan to expand our product line to include tests for other STD’s or synergistic diseases or conditions. However, there can be no assurance that we will succeed in our commercialization of these tests or in our research and development efforts with respect to rapid tests or other technologies or products.

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

Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing and Competitive Factors Over Which We Have Little or No Control.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

•	actions taken by the FDA or foreign regulatory bodies relating to products we are commercializing or seeking to develop;

•	the extent to which our current or proposed new products gain market acceptance;

•	the timing and size of purchases by our customers, distributors or joint venture partners;

•	introductions of alternative means for testing for HIV by competitors;

•	Changes in the way regulatory authorities evaluate HIV testing, including supplemental testing of the results of a rapid HIV screening test; and

•	customer concerns about the stability of our business which could cause them to seek alternatives to our product.

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

Having completed our restructuring plan, we must now rely on revenues to be generated from sales of our current or planned incidence and rapid tests, largely to international distributors and/or joint ventures. We believe that our alternative fluid-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. To date, however, sales to international customers have resulted in relatively insignificant revenues. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the United States. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets, including HIV-1/2 rapid tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets. The following risks may limit or disrupt the success of our international efforts:

•	the imposition of government controls (regulatory approval);

•	export license requirements;

•	political and economic instability;

•	trade restrictions;

•	changes in tariffs;

•
difficulties in managing international operations (difficulty in establishing a relationship with a foreign distributor, joint venture partner, or contract manufacturer with the financial and logistical ability to maintain quality control of product);

•	the ability to secure licenses for intellectual property or technology that are necessary to manufacture or sell our products in the selected countries;

•	fluctuations in foreign currency exchanges rates;

•	the financial stability of our distributors and/or their expertise in obtaining local country regulatory approvals;

•
the financial capabilities of potential customers in lesser-developed countries or, alternatively, our inability to obtain approvals which would enable such countries access to outside financing, such as the World Bank;

•	the ability of our distributors to successfully sell into their contractual market territory or to successfully cover their entire territory;

•	the possibility that a distributor may be unable to meet minimum contractual commitments;

•	establishing market awareness; and

•	external conditions such as regional conflicts, health crises or natural disasters.

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

Our business model and future revenue forecasts call for a significant expansion of sales in the People’s Republic of China as well as in Africa, India and elsewhere upon successful commercialization of our rapid test products. Should conditions beyond our control, such as disease outbreaks, natural disasters, war or political unrest, redirect attention from the worldwide HIV/AIDS epidemic or concern for other STD’s, if and when we are able to develop and introduce such diagnostic products, our customers’ ability to meet their contractual purchase obligations and/or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms that are not substantially dilutive to our stockholders, or we may have to curtail our operations, or both.

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

Item 7. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are included on pages F-1 through F-41 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(1) Disclosure Controls and Procedures -- We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Vice-President - Finance and Administration (“VP-Finance”), as appropriate, to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting. Internal control over financial reporting is also separately evaluated for purposes of providing management’s report which is set forth below in paragraph (2). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as they are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-KSB, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our CEO and VP-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation identified a deficiency in our internal control over financial reporting and is discussed below in Management’s Report on Internal Control over Financial Reporting. Based on this evaluation, our CEO and VP-Finance concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

(2) Management’s Report on Internal Control over Financial Reporting - Under Section 13(b)(2) of the Exchange Act, we are required to access whether our internal accounting controls are sufficient to meet applicable requirements under federal securities laws. We have evaluated, with the participation of our CEO and VP-Finance, our internal control over financial reporting as of December 31, 2006, as required under Section 13(b)(2) and the applicable provisions of Rules 13a-15 and 15d-15. In performing our evaluation of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organization (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework. Based on our evaluation of our internal controls over financial reporting, we concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

We recorded a significant adjustment to our financial statements for the quarter and year ended December 31, 2005, related to inventory values and quantities reported by a contract manufacturer in Thailand. Based on our evaluation, we determined that this adjustment was caused by the following: the contract manufacturer’s inventory control system is not automated, its staff responsible for reporting inventory was inexperienced and we had insufficient and improperly trained resources for inventory control and reporting. We concluded that our lack of properly trained resources resulted in an ineffective review, monitoring and analysis of inventory reports from this contract manufacturer, which resulted in the adjustment to our 2005 financial statements. During 2006 we provided additional guidance to our contract manufacturer regarding inventory procedures and accounting and expanded our internal procedures for review of information provided by the contract manufacturer. As a result, we did not have any material adjustments to inventory values or quantities in 2006.

(3) Remediation Steps - In conjunction with the planning for making our Section 404(a) assertions, we are evaluating and implementing appropriate disclosure controls and procedures and internal controls over financial reporting, which include clearly defining roles and responsibilities in our accounting and finance organization and training both our staff and our contract manufacturer and joint venture partners to use our computerized accounting and control system.

(4) Change in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Executive Officers and Directors of the Registrant

Following is a list of our Directors and Executive Officers as of March 29, 2007.

Name	Age	Calypte Position; Principal Occupation	Director Since
Roger I. Gale	54	Chairman, President and Chief Executive Officer; Calypte Biomedical Corporation	11/04

John J. DiPietro	48	Director; Chief Financial Officer, Chronix Biomedical, Inc.	10/99

Paul E. Freiman	72	Director; President and Chief Executive Officer, Neurobiological Technologies, Inc.	12/97

Julius R. Krevans, M.D.	82	Director; Retired Chancellor Emeritus, Director of International Medical Services, University of California, San Francisco	3/95

Maxim A. Soulimov	34	Director; Director of Legal Affairs, Global Corporate Ventures, Limited	4/04

Richard D. Brounstein	56	Executive Vice President, Calypte Biomedical Corporation	N/A

Jerrold D. Dotson	53	Vice President, Finance and Administration, Calypte Biomedical Corporation	N/A

Roger I. Gale was appointed to the Company’s Board of Directors and elected its Chairman in November 2004. On May 2, 2006, the Company’s Board of Directors appointed him as President and Chief Executive Officer, effective immediately. Mr. Gale had been serving in that capacity on an interim basis since October 2005. Mr. Gale served from October 2001 until May 2006 as Executive Chairman of the Board of Directors of Wavecrest Group Enterprises Limited, a United Kingdom-based communications service provider. He is also a founder and director of Starnorth Limited, a communications and media consultancy. From 1999 to 2001, he was Chairman and co-founder of End2End Wireless Limited, a UK wireless access services provider. He has previously held senior positions with the Asian Development Bank (ADB, Manila) and the International Finance Corporation (IFC), the private sector arm of the World Bank in Washington, D.C. Mr. Gale has also lectured in economics at the University of New England (Australia) and Lincoln College (New Zealand). He serves as a Director and a member of the Audit Committee of Mechel Steel Group, (NYSE: MTL). Mr. Gale holds a Master of Economics degree from the University of New England, Australia, and a Higher National Diploma from the Royal Agricultural College, Cirencester, Gloucestershire, England. Mr. Gale is one of two Directors appointed to the Company’s Board pursuant to an August 2003 agreement between the Company and Marr Technologies BV (“Marr”). Marr is currently the Company’s largest stockholder, holding approximately 30% of the Company’s outstanding common stock.

John J. DiPietro was elected to the Company’s Board of Directors in October 1999. Since September 2002, he has served as the Chief Financial Officer of Chronix Biomedical Inc, a private biotechnology company. Mr. DiPietro was a member of the Board of Chronix Biomedical from February 2003 through July 2006. From September 1999 to September 2002 he was the Chief Financial Officer and Vice President-Finance and Administration of Tripath Technology, Inc., a semi-conductor manufacturing company. He served as Calypte’s Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary from December 1997 through September 1999. From October 1995 until December 1997, he served as Calypte’s Vice President of Finance, Chief Financial Officer and Secretary. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

Paul E. Freiman has served as a member of the Company’s Board of Directors since December 1997. He has served as the President and Chief Executive Officer of Neurobiological Technologies, Inc. since May 1997. In 1995, Mr. Freiman retired from his position as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company. Mr. Freiman is currently serving on the board of Penwest Pharmaceuticals Inc. and Neurobiological Technologies, Inc. and several private biotechnology companies. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

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

Maxim A. Soulimov was appointed to the Company’s Board of Directors in April 2004. Since November 2002, Mr. Soulimov has served as Director of Legal Affairs of Global Corporate Ventures Limited (“GCVL”) of London, a company providing consultancy services to a variety of private investors including Marr and its affiliates. From April 2000 through October 2002, Mr. Soulimov served as in-house legal counsel for Lukoil Europe Limited and Lukoil Europe Holdings Limited, private companies involved in the management of all Lukoil downstream companies outside the Russian Federation. From September 1997 to April 2000, Mr. Soulimov served as Trainee and then as Assistant Solicitor in the London firm of Norton Rose Solicitors. Mr. Soulimov holds a Degree in Modern Languages from Tver State University in Russia and an LLB Law degree from University of Hertfordshire in the United Kingdom. Mr. Soulimov is one of two Directors appointed to the Company’s Board pursuant to an August 2003 agreement between the Company and Marr.

Richard D. Brounstein served as Executive Vice President and Chief Financial Officer since joining Calypte in December 2001 through October 2005. Since October 2005, he has served as Executive Vice President. He served as a financial consultant and interim CFO from July 2001 until joining the Company in December 2001. He served as a member of the Board of Directors from December 2001 until May 2003, when he did not stand for re-election.  Prior to joining Calypte, Mr. Brounstein served as Chief Financial Officer for Certicom Corporation, a mobile and wireless software security company from 2000 to 2001.  From 1997 to 2000, Mr. Brounstein served as Chief Financial Officer for VidaMed, Inc., a growth-stage medical device company.  Mr. Brounstein is a CPA; he received both his MBA in Finance and his BA in Accounting from Michigan State University.

Jerrold D. Dotson has served as Vice President, Finance and Administration (principal financial and accounting officer) since February 1, 2007. Mr. Dotson has served as the Company’s Corporate Secretary since 2001. Mr. Dotson also served as the Company’s Director of Finance from January 2000 through July 2005 and was a financial consultant to the Company from August 2005 through January 2007. Prior to joining the Company, from 1988 through 1999, Mr. Dotson worked in various financial management positions, including Chief Financial Officer, for California & Hawaiian Sugar Company. Mr. Dotson is a CPA and received his BS degree in Business Administration with a concentration in accounting from Abilene Christian College.

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

The Audit Committee currently includes our three independent Directors, Mr. Freiman as Chairman, Mr. DiPietro and Dr. Krevans. As described in its Charter, the duties and responsibilities of the Audit Committee include recommending to the Board of Directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full Board of Directors. The Board has determined that Messrs. Freiman and DiPietro are Audit Committee financial experts as defined by Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934 (the “Exchange Act”) and are independent within the meeting of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

The Compensation Committee currently includes Dr. Krevans as Chairman and Mr. Freiman. As described in its Charter, the Compensation Committee reviews and approves the compensation of our Chief Executive Officer and Principal Financial and Accounting Officer, recommends to the Board the compensation of members of the Board and administers our stock option and other benefit plans.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act (“Section 16(a)”) requires the Company’s executive officers, directors, and persons who own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports on changes in ownership with the Securities and Exchange Commission (the “Commission”). Such Reporting Persons are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms that they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2005, all of the Company’s Reporting Persons complied with all applicable Section 16(a) filing requirements.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our employees, including our Chief Executive Officer and Principal Financial and Accounting Officer, and to the members of our Board of Directors. The Code of Business Conduct is posted on our website at www.calypte.com.

Compensation Committee Interlocks and Insider Participation

During 2006, the Compensation Committee consisted of Dr. Krevans and Mr. Freiman, each of whom is a non-employee director. Neither member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth compensation we awarded or paid to persons who served as our Chief Executive Officer and as our other most highly compensated executive officers in 2006 (collectively, the “Named Executive Officers”) for the years ended December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation		Total ($)
(a)	(b)	(c )	(d)	(e)		(f)(1)		(g)	(h)	(i)(2)		(j)
Roger I. Gale, Chief Executive Officer, President and Chairman of the Board (3)	2006	$264,167 (4)	$-	$265,000	(5)	$-		$-	$-	$37,537	(6)	$566,704
	2005	$-	$-	$45,000	(5)	$359,185	(7)	$-	$-	$-		$404,185

Richard D. Brounstein, Executive Vice President, former Chief Financial Officer through September 2005 (8)	2006	$204,800	$-	$-		$-		$-	$-	$-		$204,800
	2005	$204,800	$-	$-		$-		$-	$-	$200,000	(9)	$404,800

Theodore R. Gwin, Chief Financial Officer (10)	2006	$200,000	$-	$-		$-		$-	$-	$-		$200,000
	2005	$116,154	$-	$-		$101,900	(11)	$-	$-	$-		$218,054

(1)
The assumptions used to derive the fair value of the stock option awards noted in this column are discussed in Footnote 2 to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB.

(2)	Does not include the value of perquisites and other personal benefits that do not aggregate at least $10,000 in each fiscal year for each Named Executive Officer.

(3)
Mr. Gale has served as Chairman of the Board since his appointment to the Board in November 2004. Effective as of October 3, 2005, Mr. Gale has served as interim Chief Executive Officer and, as of September 26, 2006, as President and Chief Executive Officer.

(4)	Salary 2006: This amount represents $264,167 due to Mr. Gale, $105,000 of which has been paid to Mr. Gale, and $159,167 which has been accrued, but not paid.

(5)
2006: This represents the dollar amount recognized for financial statement reporting purposes with respect to the 2005 and 2006 fiscal years of 311,736 shares of our of common stock issued in lieu of $60,000 of cash compensation, $45,000 of which had been accrued in 2005 and $15,000 of which had been accrued in 2006, in accordance with SFAS 123R. This also represents $250,000 recognized for financial statement reporting purposes with respect to the 2006 fiscal year of 1,000,000 shares of our common stock issued to Mr. Gale.

2005: This represents the dollar amount recognized for financial statement reporting purposes with respect to the 2005 fiscal year of shares of our common stock which were issued in lieu of $45,000 of cash compensation which had been accrued in the 2005 fiscal year.

(6)
2006: We paid, on Mr. Gale’s behalf, $24,310 for relocation expenses incurred in his move from Great Britain to Lake Oswego, Oregon. This amount also represents $10,442 accrued, but not paid, for Mr. Gale’s housing allowance and $2,785 accrued, but not paid, for Mr. Gale’s automobile allowance.

(7)
2005: This represents the fair value of a fully-vested option to purchase 200,000 shares at an exercise price of $0.31 per share, the market price of the Company’s common stock on the January 6, 2005 grant date, which was granted to Mr. Gale for his service as a member of the Board pursuant to the Company’s 1995 Director Option Plan. This also represents the fair value of a fully vested option to purchase 850,000 shares at an exercise price of $0.35 per share, the market price of the Company’s common stock on the February 9, 2005 date of grant.

(8)
Mr. Brounstein served as Executive Vice President and Chief Financial Officer since joining the Company in December 2001 through September 2005. He has served as Executive Vice President since October 2005.

(9)
This represents the dollar amount recognized for financial statement reporting purposes with respect to the 2005 fiscal year that became due to Mr. Brounstein upon the constructive termination of his employment agreement on June 30, 2005. As of this date, this amount has been accrued but not paid.

(10)	Mr. Gwin served as Chief Financial Officer from October 2005 until he left the Company in January 2007. He joined the Company as Controller in April 2005.

(11)
This amount represents the fair value of an option to purchase 200,000 shares at an exercise price of $0.21 per share, the market price of our common stock on the April 26, 2005 grant date and an option to purchase 300,000 shares at an exercise price of $0.20 per share, the market price of our common stock on the October 6, 2005 grant date. Each option was granted under the terms of our 2004 Incentive Plan. Approximately one-half of the April 2005 option has vested. The October 2005 options are completely vested.

Employment Agreements

Roger Gale

Consulting Contract. On February 9, 2005, we entered into a consulting contract with Mr. Gale pursuant to which Mr. Gale provided certain strategic and advisory services to us through July 31, 2005 (the “Consulting Contract”). Pursuant to the terms of the Consulting Contract, we granted Mr. Gale immediately exercisable options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share, which was the market price of our common stock on the date the option was granted. The options have a term of ten years and were granted pursuant to the 2004 Incentive Plan.

Interim CEO Agreement. Effective as of October 3, 2005, following the resignation of our former president and chief executive officer, we entered into an agreement with Mr. Gale (the “Interim CEO Agreement”) pursuant to which Mr. Gale was engaged as interim Chief Executive Officer. Under the terms of the Interim CEO Agreement, Mr. Gale was to receive cash compensation of $15,000 per month, beginning October 3, 2005 and was awarded 1,000,000 shares of our common stock pursuant to the 2004 Incentive Plan. As of June 1, 2006, Mr. Gale’s cash compensation was increased to $350,000 per annum.

Employment Agreement. Effective as of September 26, 2006, we entered into an employment agreement with Mr. Gale (the “Employment Agreement”), pursuant to which Mr. Gale was employed as President and Chief Executive Officer for a two year term. The Employment Agreement will automatically renew for one-year terms, unless otherwise terminated. The Employment Agreement provides for an annual base salary of $350,000, housing and automobile allowances of $3,000 and $800 per month, respectively, personal travel allowance of $15,000 per year and certain other cash allowances and reimbursements relating to relocation, repatriation and U.S. tax advise, as described in the Employment Agreement; an award of 2,000,000 shares of our common stock and an award of 2,500,000 shares of restricted stock units which will vest 50% on June 30, 2007 and 50% on January 2, 2008. Beginning in the calendar year 2007, Mr. Gale is entitled to receive an annual performance-based bonus of up to 50% of his annual base salary, payable in cash, equity or a combination of the two. All entitlements under the agreement cease upon termination for “cause” by the Company, termination without cause by Mr. Gale and Mr. Gale’s death or disability. Termination for “cause” is defined as personal dishonesty, incompetence, failure to adequately perform duties, willful misconduct, breach of fiduciary duty involving personal profit, willful violation of any law, rule or regulation, conviction of a felony or any material breach of the agreement. If the agreement is terminated for any other reason, including, without limitation, termination without cause by the Company, termination due to change of control of the Company and constructive termination, Mr. Gale will be entitled to receive an amount equal to his base salary for a 12-month period, payable in 12 equal monthly installments.

Richard Brounstein

Employment Agreement. In January 2003, we entered into a twelve month employment agreement with Mr. Brounstein, with automatic renewal options, that included a base salary of $200,000 and fully vested options to purchase 108,333 shares of our common stock at $0.32 per share on May 29, 2003. All entitlements under the agreement cease upon termination for “cause” by the Company or termination without cause by Mr. Brounstein or Mr. Brounstein’s disability for a period exceeding 3 months in aggregate. Should the agreement terminate upon Mr. Brounsteins’s death, we must pay his estate an amount equal to his base salary for a 3-month period. Termination for “cause” is defined as personal dishonesty, incompetence, failure to adequately perform duties, willful misconduct, excessive absenteeism, breach of fiduciary duty involving personal profit, willful violation of any law, rule or regulation, conviction of a felony or any material breach of the agreement. If the agreement is terminated for any other reason, including, without limitation, termination without cause by the Company, termination due to change of control of the Company and constructive termination, Mr. Brounstein is entitled to receive an amount equal to his base salary for a 12-month period and continuation of his medical insurance coverage for a 12-month period. In conjunction with the August 2005 relocation of our headquarters to Lake Oswego, Oregon, Mr. Brounstein’s employment was constructively terminated.

Theodore Gwin

Mr. Gwin did not have an employment agreement with us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning stock options granted to the Named Executive Officers that are outstanding at December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)
(a)	(b)		(c )		(e)	(f)	(h)(1)

Roger I Gale	200,000		-		$0.31	1/6/2015	$-
	850,000		-		$0.35	2/9/2015	$-

Richard D. Brounstein	24,038		-		$0.01	5/29/2013	$-
	83,333		-		$0.32	5/29/2013	$-
	25,000		-		$0.32	5/29/2013	$-
	625,000		-		$0.32	5/29/2013	$-
	1,500,000		-		$0.585	6/22/2014	$-

Theodore R. Gwin	111,112	(2)	88,888	(2)	$0.21	4/26/2015	$6,400
	300,000		-		$0.20	10/6/2015	$-

(1)   based on the market price of our common stock of $0.072 per share on December 29, 2006
(2)   represents an option granted to Mr. Gwin on April 26, 2005 to purchase 200,000 shares of the Company's common stock. The option vests ratably over a 36 month vesting period, with 33,333 shares cliff vested on the sixth-month anniversary of the date of grant.

DIRECTOR COMPENSATION

We have no compensation arrangements with our directors. Directors are reimbursed for out-of-pocket travel expenses associated with their attendance at board and committee meetings.

In connection with their service as members of our Board of Directors, at December 31, 2006, Mr. Gale and Mr. Soulimov each had options outstanding to purchase 200,000 shares of our common stock and Mr. DiPietro, Mr. Freiman and Dr. Krevans had options outstanding to purchase 305,000, 309,901 and 307,934 shares, respectively. All of the options are fully exercisable, with exercise prices ranging from $0.32 to $170.60 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth in the footnotes to this table, the following table sets forth information known to the Company with respect to the beneficial ownership of its common stock as of March 29, 2007 for (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each of the Company’s directors, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

5% Stockholders, Directors and Officers (1)	Shares Beneficially Owned	% of Total (2)
Marr Technologies BV (3)
Strawinskylaan 1431
1077XX, Amsterdam
The Netherlands	84,787,722	23.54
David Khidasheli (4)
Sheikh Zayed Road, Fairmont Building
Apartment #3104
Dubai, United Arab Emirates	75,000,000	19.44
Mohamed Yousif Ahmed Saleh Sulaiman (5)
P.O. Box 19533
Sharjah, United Arab Emirates	70,000,000	18.29
Mohamed Ahmed (6)
P.O. Box 33280
Dubai, United Arab Emirates	55,000,000	14.72
Ahmed Abdalla Deemas Alsuwaidi (7)
P.O. Box 681
Sharjah, United Arab Emirates	50,000,000	13.49
SF Capital Partners Ltd. (8)
3600 South Lake Drive
St. Francis, WI 53235	27,754,968	7.55
Roger I. Gale (9)	25,206,411	7.12
Richard D. Brounstein (10)	11,872,756	3.40
John J. DiPietro (11)	305,243	*
Jerrold D. Dotson (12)	2,132,010	*
Paul E. Freiman (13)	309,901	*
Theodore R. Gwin (14)	500,000	*
Julius R. Krevans, M.D.(15)	308,401	*
Maxim A. Soulimov (16)	200,000	*
All current directors and executive officers as a group (7 persons)	40,334,721	11.04

*	Represents beneficial ownership of less than 1%.

(1)	To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, Five Centerpointe Drive, Suite 400, Lake Oswego, OR 97035.

(2)	Based on 340,733,645 shares outstanding as of March 29, 2007.

(3)
Based on holdings reported in Amendment No. 5 to Schedule 13D dated October 10, 2006 filed with the Securities and Exchange Commission plus 10,529,182 shares subject to the Secured 8% Convertible Notes issued on April 4, 2005 and seven related Notes issued in payment of interest through January 4, 2007, all of which are immediately convertible. Marr Technologies BV is not subject to any percentage ownership limitations. Marat Safin has voting and investment control over shares held by Marr Technologies BV.

(4)	Includes 45,000,000 shares subject to warrants exercisable within 60 days. Mr. Khidasheli is not subject to any percentage ownership limitations.

(5)	Includes 42,000,000 shares subject to warrants exercisable within 60 days. Mr. Sulaiman is not subject to any percentage ownership limitations.

(6)	Includes 33,000,000 shares subject to warrants exercisable within 60 days. Mr. Ahmed is not subject to any percentage ownership limitations.

(7)	Includes 30,000,000 shares subject to warrants exercisable within 60 days. Mr. Alsuwaidi is not subject to any percentage ownership limitations.

(8)
Based on holdings reported in Amendment No. 4 to Schedule 13G dated December 31, 2006 filed with the Securities and Exchange Commission on February 14, 2007 plus shares subject to Secured 8% Convertible Notes issued in payment of interest through January 4, 2007 that are immediately convertible. The Secured 8% Convertible Notes which are immediately convertible and the immediately exercisable warrants contain conversion caps that preclude SF Capital Partners Ltd. from utilizing its exercise rights within 60 days to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Securities Act of 1934) in excess of 9.999% of the Company’s common stock, giving effect to such exercise. Those conversion caps are currently not applicable. Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the shares owned by SF Capital Partners Ltd.

(9)
Includes 1,050,000 shares subject to options exercisable within 60 days and 12,407,805 shares subject to warrants exercisable within 60 days . Marr Technologies BV (“Marr”), the beneficial owner of 84,787,722 shares of Calypte Common stock (the “Marr Holdings”), was granted the right to nominate two (2) mutually-agreeable candidates for appointment to the Calypte Board of Directors pursuant to an August 2003 agreement. Mr. Gale was nominated by Marr and subsequently appointed as a Director on November 15, 2004 upon the recommendation of the Nominating Committee and the approval of the Calypte Board of Directors. He was re-elected as a director at the Annual Meeting of Stockholders on June 30, 2005 and December 15, 2006. Mr. Gale disclaims any direct or indirect beneficial ownership of Marr Holdings and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in Marr Holdings.

(10)	Includes 2,257,371 shares subject to options exercisable within 60 days and 5,769,231 shares subject to warrants exercisable within 60 days..

(11)	Includes 305,000 shares subject to options exercisable within 60 days.

(12)	Includes 2,111,266 shares subject to options exercisable within 60 days.

(13)	Includes 309,901 shares subject to options exercisable within 60 days.

(14)	Includes 500,000 shares subject to options exercisable within 60 days.

(15)	Includes 307,934 shares subject to options exercisable within 60 days.

(16)
Includes 200,000 shares subject to options exercisable within 60 days. Marr Technologies BV (“Marr”), the beneficial owner of 84,787,722 shares of Calypte Common stock (the “Marr Holdings”) was granted the right to nominate two (2) mutually agreeable candidates for appointment to the Calypte Board of Directors pursuant to an August 2003 agreement. Mr. Soulimov was nominated by Marr and subsequently appointed as a director on April 2, 2004 upon the recommendation of the Nominating Committee and the approval of the Calypte Board of Directors. He was re-elected as a Director at the annual Meetings of Stockholders held on June 22, 2004, on June 30, 2005 and on December 15, 2006. Mr. Soulimov disclaims any direct or indirect beneficial ownership of Marr Holdings and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in Marr Holdings.

Item 12. Certain Relationships and Related Transactions

We entered into a Credit Facility Agreement with Marr in April 2005 that has subsequently been amended. At March 29, 2007, we had an aggregate of $4,450,000 of promissory notes outstanding to Marr under the amended 2005 Credit Facility. Each promissory note under the 2005 Credit Facility was originally payable in full on April 3, 2007. On March 28, 2007, we entered into an agreement with Marr to extend the due dates of the promissory notes issued prior to February 23, 2007 from April 3, 2007 until April 3, 2009 and in consideration for this extension, we lowered the exercise price of the warrants to purchase our common stock held by Marr.

In December 2005, we entered into an Equity Transfer Agreement with Marr Asia, an affiliate of Marr. Under the terms of the Equity Transfer Agreement, we acquired from Marr Asia a 51% equity interest in Beijing Marr. The Equity Transfer Agreement became effective on January 18, 2006, the date it was approved by the Huairou County Commerce Bureau. Pursuant to the Equity Transfer Agreement, we will contribute $1,836,000 to the registered capital of Beijing Marr and Marr Asia will contribute USD $1,764,000. At March 29, 2007, we have contributed $1,312,800 and Marr Asia has contributed $1,254,000 of our respective capital contributions. The business purpose of Beijing Marr is to pursue the manufacture, distribution, marketing and sale of our rapid test products in China.

On November 10 and November 30, 2006, we issued 8% promissory notes to Roger I. Gale, our Chief Executive Officer, in the face amount of $6,300 and $40,000, respectively, for loans Mr. Gale made to us. The notes are due six months from their date of issuance, on May 10, 2007 and May 31, 2007, respectively. Interest is payable in cash at maturity. On February 6, 2007, we issued an additional 8% promissory note in the face amount of $50,000 to Mr. Gale for an additional loan made to us by Mr. Gale. This note is payable in full on March 31, 2007. On November 15, 2006, we entered into a letter agreement with Mr. Gale under which he advanced $100,000 to us as an investment in a prospective equity financing that we had not completed at December 31, 2006. On March 28, 2007, when the price of our common stock was $0.063 per share, we recognized Mr. Gale’s $100,000 advance as participation in the March 2007 PIPE on the same terms and conditions granted to the primary PIPE investors. Additionally, on that date Mr. Gale cancelled our obligation to repay our November 30, 2006 and February 6, 2007 promissory notes, aggregating $90,000, and other unpaid amounts due him under his Interim CEO Agreement and his Employment Agreement, aggregating $238,275, in return for his participation in those amounts in the March 2007 PIPE on the same terms and conditions granted to the primary PIPE investors. (See Notes (3) and (5) to the Summary Compensation Table in Part II, Item 10 of this Form 10-KSB.) As a result, we issued 8,271,870 shares of our common stock to Mr. Gale. We used the proceeds of the 8% promissory notes issued to Mr. Gale and the funds received in November 2006 from Mr. Gale for general corporate purposes.

On March 28, 2007, when the price of our common stock was $0.063 per share, Mr. Brounstein cancelled our obligation to pay to him $200,000 owed to him as a result of his constructive termination under the terms of his Employment Agreement in return for his participation in that amount in the March 2007 PIPE on the same terms and conditions granted to the primary PIPE investors. (See Employment Agreements in Part II, Item 10 of this Form 10-KSB.) We issued 3,846,154 shares of our common stock to Mr. Brounstein.

Item 13. Exhibits and Reports on Form 8-K

  (a)  Certain Documents Filed as Part of the Form 10-KSB

1.	The Company’s Consolidated Financial Statements are included on pages F-1 through F-41of this Annual Report on Form 10-KSB.

2.	Exhibits

2.1	Asset Purchase Agreement, dated as of November 18, 1998, between Calypte and Cambridge; incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated December 16, 1998.

3.1	Bylaws of the Registrant, as amended on March 7, 2005.

3.2
Restated Certificate of Incorporation of Calypte Biomedical Corporation, a Delaware corporation, filed July 31, 1996; incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 28, 1997.

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation effective as of February 14, 2003 incorporated by reference from an exhibit filed with the Company’s Report on Form 10-K dated March 26, 2003.

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

10.4
1995 Employee Stock Purchase Plan, amended as of May 20, 2003; incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-106389) dated June 23, 2003.

10.15 ^
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

10.74	2000 Equity Incentive Plan, amended as of May 20, 2003; incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-106389) dated June 23, 2003.

10.113	Employment Agreement between the Registrant and Anthony J. Cataldo dated May 10, 2002; incorporated by reference from an exhibit filed with the Company’s Report on Form 10-Q dated August 14, 2002.

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

10.125
Employment Agreement between Registrant and Richard D. Brounstein dated as of January 1, 2003; incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-K dated March 26, 2003.

10.128	2003 Non-Qualified Stock Option Plan; incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-106387) dated June 23, 2003.

10.129
Consulting Agreement between Registrant and Junebug Enterprises effective as of April 23, 2003; incorporated by reference from an exhibit filed with the Company’s Report on Form 10-QSB dated August 14, 2003.

10.132
Subscription Agreement between Registrant and Marr Technologies B.V. dated as of August 1, 2003 incorporated by reference from an exhibit filed with the Company’s Report on Form 10-QSB dated August 14, 2003.

10.133
Subscription Agreement between the Company and Marr Technologies B.V. for 20,000,000 shares of Registrant’s Common Stock dated August 28, 2003; incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated September 12, 2003.

10.134
Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Company and Marr Technologies B.V. dated November 13, 2003; incorporated by reference from an exhibit filed with the Company’s Report on Form 10-QSB dated November 14, 2003.

10.137
Lease Agreement between the Company and ARE-1500 East Gude LLC dated as of March 1, 2004; incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-KSB dated March 29, 2004.

10.141
Form of Securities Purchase Agreement between the Company and the investors in the May 2004 PIPE financing incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K on June 1, 2004.

10.142
Form of Registration Rights Agreement between the Company and the investors in the May 2004 PIPE financing incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K on June 1, 2004.

10.143	Form of Warrant between the Company and the investors in the May 2004 PIPE financing incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K on June 1, 2004.

10.146	2004 Incentive Plan, incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-8 on June 25, 2004.

10.147
Form of Securities Purchase Agreement between the Company and the investors in the July 2004 PIPE financing incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K on July 13, 2004.

10.148
Form of Registration Rights Agreement between the Company and the investors in the July 2004 PIPE financing incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K on July 13, 2004.

10.149	Form of Warrant between the Company and the investors in the July 2004 PIPE financing incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K on July 13, 2004.

10.150
Sublicense Agreement between the Company and Abbott Laboratories dated June 28, 2004 incorporated by reference from an exhibit filed with the Company’s Quarterly Report on Form 10-QSB/A (No. 1) dated December 20, 2004.

10.151
License Agreement and Technology Transfer Agreement between the Company and Ani Biotech Oy dated as of September 30, 2004 incorporated by referenced from an exhibit filed with the Company’s Report on Form 8-K/A (No.1) on December 20, 2004.

10.152
License Agreement between the Company and Bio-Rad Laboratories, Inc. and Bio-Rad Pasteur dated September 28, 2004, incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K/A (No.1) on December 20, 2004.

10.153
Consulting Contract between the Company and Roger Gale effective as of February 9, 2005, incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K/A (No.1) on February 10, 2005.

10.154	Separation and Consulting Agreement and Release of Claims between the Company and Anthony J. Cataldo effective as of November 15, 2004.

10.155
Form of $2,000,000 7% Promissory Note issued by the Company to Marr Technologies BV dated January 14, 2005 and form of Amendment thereto incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-KSB on March 31, 2005.

10.156
Form of Purchase Agreement between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on April 5, 2005.

10.157
Form of Secured 8% Convertible Promissory Note between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on April 5, 2005.

10.158
Form of Registration Rights Agreement between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on April 5, 2005.

10.159
Form of Series A Warrant between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on April 5, 2005.

10.160
Form of Series B Warrant between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on April 5, 2005.

10.161
Form of Security Agreement between the Company and the investors in the April 2005 financing dated April 4, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on April 5, 2005.

10.162
Form of Amendment to Securities Purchase Agreement between the Company and the investors in the May 2004 and July 2004 Private Placements dated April 4, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on April 5, 2005.

10.163
2005 Credit Facility Agreement between the Company and Marr Technologies BV dated April 4, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on April 5, 2005.

10.164
Agreement effective September 1, 2005 between the Company and Marr Technologies Asia Limited describing the rights, duties and obligations of the shareholders of Beijing Calypte Biomedical Technology Ltd., a corporation organized in the Peoples’ Republic of China incorporated by reference from an exhibit filed with the Company’s Quarterly Report on Form 10-QSB dated November 14, 2005.

10.165
Asset Purchase and License Agreement dated November 15, 2005 by and between the Company and Maxim Biomedical, Inc. incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on November 21, 2005.

10.166
Amendment to 2005 Credit Facility between the Company and Marr Technologies BV effective November 30, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on December 6, 2005.

10.167
Letter Agreement between the Company and Roger I. Gale dated January 4, 2006 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K/A (No. 1) on January 10, 2006.

10.168
Equity Transfer Agreement between the Company and Marr Technologies Asia Limited dated December 21, 2005 incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on March 30, 2006.

10.169
Agreement dated December 21, 2005 between the Company and Marr Technologies Asia Limited describing the rights, duties and obligations of the shareholders of Beijing Marr Bio-Pharmaceutical Technology Ltd., incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on March 30, 2006.

10.170
Form of Subscription Agreement between the Company and two investors for the purchase of an aggregate of $3 million of the Company’s common stock effective June 19, 2006, incorporated by reference from an exhibit filed with the Company’s Quarterly Report on Form 10-QSB dated August 4, 2006.

10.171
Employment Agreement between the Company and Roger I. Gale dated as of June 28, 2006, incorporated by reference from an exhibit filed with the Company’s Quarterly Report on Form 10-QSB dated August 4, 2006.

10.172	Form of Subscription Agreement between the Company and the investors in the February 2007 PIPE financings, effective February 23, 2007 through March 27, 2007.

10.173	Form of Warrant between the Company and the investors in the February 2007 PIPE financings, effective February 23, 2007 through March 27, 2007.

10.174	Form of Subscription Agreement between the Company and the investors in the March 2007 PIPE financing, dated March 28, 2007.

10.175	Form of Registration Rights Agreement between the Company and the investors in the March 2007 PIPE financing, dated March 28, 2007.

10.176	Form of Series A Warrant between the Company and the investors in the March 2007 PIPE financing, dated March 28, 2007.

10.177	Form of Series B Warrant between the Company and the investors in the March 2007 PIPE financing, dated March 28, 2007.

10.178	Form of Amendment to 8% Secured Convertible Promissory Notes between the Company and SF Capital Partners Ltd., dated March 21, 2007, effective March 28, 2007.

10.179	Form of Sixth Amendment to 2005 Credit Facility between the Company and Marr Technologies BV dated March 21, 2007, effective March 28, 2007.

10.180	Form of Amendment to 8% Secured Convertible Promissory Notes between the Company and Marr Technologies BV dated March 21, 2007, effective March 28, 2007.

10.181	Form of Amendment to 8% Secured Convertible Promissory Notes between the Company and Morningtown Limited dated March 21, 2007, effective March 28, 2007.

21.1
Subsidiaries of the Registrant; incorporated by reference from exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

23.1	Consent of Odenberg Ullakko Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page S-1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice President - Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^	Confidential treatment has been granted as to certain portions of this exhibit.

(b)	Reports on Form 8-K filed during the fourth quarter of 2006 and through March 29, 2007.

Form 8-K regarding Item 7.01 Regulation FD Disclosure - filed November 20, 2006 - Providing the prepared remarks of Messrs. Roger Gale and Theodore Gwin for the Investor Webcast reporting the Company’s financial results for the third quarter ended September 30, 2006 held on November 15, 2006.

Form 8-K regarding Item 7.01 Regulation FD Disclosure - filed December 18, 2006 - Announcing the results of the Company’s Annual Meeting of Stockholders held on December 15, 2007 and the remarks of Mr. Roger Gale presented at the meeting, including the Company’s press release dated December 18, 2006.

Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers - filed January 19, 2007 - Announcing the departure of Theodore R. Gwin as Chief Financial Officer effective January 12, 2007.

Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers - filed February 6, 2007 - Announcing the appointment of Jerrold D. Dotson as Vice President - Finance and Administration (Principal Financial and Accounting Officer) effective February 1, 2007.

Item 14. Principal Accountant Fees and Services

Odenberg Ullakko Muranishi & Co. LLP (“OUM”) is the independent accounting firm that audited the Company’s financial statements for the years ended December 31, 2006 and 2005. The Audit Committee first engaged OUM in December 2003. OUM performed audit and review services for 2005 and 2006. The aggregate fees billed during 2006 and 2005 for each of the following categories of services are set forth below:

	2006	2005
Audit fees	$176,882	$211,242
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

“Audit fees” include fees invoiced in 2006 and 2005 for the audits of the Company’s annual financial statements for 2006 and 2005; fees for the quarterly review of the statements for the quarters ended March 31, June 30, and September 30, 2006 and 2005, as well as fees for consultation regarding accounting issues and their impact on or presentation in the Company’s financial statements; and fees for the review of registration statements and the issuance of related consents. OUM provided no “Audit-related services” to the Company. “Tax fees” include tax planning and the preparation of the Company’s tax returns. OUM does not provide any tax or financial information systems design or implementation services to the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Calypte Biomedical Corporation

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Calypte Biomedical Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring operating losses and negative cash flows from operations, and management believes that the Company’s cash resources will not be sufficient to sustain its operations through 2007 without additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment.”

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 30, 2007

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$372	$492
Accounts receivable, net of allowance of $1 and $17 at December 31, 2006 and
2005, respectively	16	53
Inventory	264	147
Prepaid expenses	244	233
Deferred debt issuance costs, net of accumulated amortization of $725 and $391 at
December 31, 2006 and 2005, respectively	64	620
Other current assets	10	5

Total current assets	970	1,550

Property and equipment, net	1,359	136
Intangible assets, net of accumulated amortization of $218 at December 31, 2006	2,716	2,934
Deposit on China facility acquisition	2,001	-
Other assets	972	970

	$8,018	$5,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,500	$4,029
Advances from related parties	1,871	-
8% Notes payable to a related party	46	-
12% Convertible debentures payable	60	60
Capital lease obligations – current portion	131	174
Current liabilities of discontinued operations	190	321

Total current liabilities	5,798	4,584

8% Convertible notes payable, net of discount of $1,144 and $6,257 at December 31, 2006
and 2005, respectively	3,739	1,996
7% Notes payable to a related party	4,057	1,500
Note derivative liability	-	1,594
Capital lease obligations – non-current portion	-	131
Minority interest in consolidated joint ventures	766	-
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
December 31, 2006 and 2005; 100,000 shares issued and outstanding at December 31, 2006
and 2005; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,056	2,936

Total liabilities	17,416	12,741

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at December 31, 2006 and 2005; 221,145,656 and 181,060,394 shares issued and outstanding as of December 31, 2006 September 30, 2006 and December 31, 2005, respectively and December 31, 2005, respectively	6,634	5,432
Common stock subscribed	100	-
Additional paid–in capital	151,502	141,319
Deferred compensation	9	(9)
Accumulated deficit	(167,643)	(153,893)

Total stockholders’ deficit	(9,398)	(7,151)

	$8,018	$5,590

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005
Revenues:
Product sales	$547	$427

Operating costs and expenses:
Cost of product sales	395	133
Research and development expenses	1,700	2,211
Selling, general and administrative expenses (non-cash of $606 and $473
in 2006 and 2005, respectively	4,322	5,363

Total operating expenses	6,417	7,707

Loss from operations	(5,870)	(7,280)

Interest income (expense), net (non-cash expense of $(8,219) in 2006 and
non-cash income of $2,036 in 2005)	(8,500)	1,952

Minority interest in losses of consolidated joint ventures	517	-
Other income (expense), net	105	(335)

Loss from continuing operations before income taxes	(13,748)	(5,663)

Income taxes	(2)	(2)

Net loss from continuing operations	(13,750)	(5,665)

Discontinued operations

Loss from operations of legacy business, including loss on disposal
of assets of $425, net of income taxes	-	(3,098)

Net Loss	$(13,750)	$(8,763)

Net loss per share from continuing operations (basic and diluted)	$(0.07)	$(0.03)

Net loss per share (basic and diluted)	$(0.07)	$(0.05)

Weighted average shares used to compute net loss per share
(basic and diluted)	202,783	175,842

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2005 and 2006

(in thousands, except share data)

	Number of Common Shares	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2004	169,456,112	$5,084	$-	$136,757	$(4)	$(145,130)	$(3,293)
Shares issued upon exercise of
warrants and options	3,238,684	97	-	612	-	-	709
Shares and warrants issued pursuant
to anti-dilution provisions of
2004 PIPE, net of expenses	7,079,626	212	-	992	-	-	1,204
Shares issued upon conversion of 8%
convertible notes and write-off of
proportional share of note derivative
liability	590,000	18	-	237	-	-	255
Fair value of warrants and note
proceeds allocated to warrants
issued in connection with 8%
convertible notes financing	-	-	-	2,179	-	-	2,179
Fair value of warrants issued in
connection with 2005 Marr Credit
Facility	-	-	-	71	-	-	71
Shares issued in lieu of cash to
consultants and service providers	695,972	21	-	173	-	-	194
Compensation related to stock option
grants	-	-	-	298	(22)	-	276
Amortization of deferred compensation	-	-	-	-	17	-	17
Net loss	-	-	-	-	-	(8,763)	(8,763)
Balances at December 31, 2005	181,060,394	5,432	-	141,319	(9)	(153,893)	(7,151)
Shares issued upon exercise of
employee options	141,112	4	-	14	-	-	18
Stock-based employee compensation	-	-	-	149	-	-	149
Shares issued in June 2006 PIPE	2,750,000	83	-	412	-	-	495
Shares issued upon cash exercise of
re-priced warrants	1,719,583	52	-	206	-	-	258
Shares issued upon voluntary
conversion of 8% convertible notes	9,848,048	295	-	2,659	-	-	2,954
Shares issued upon induced conversion
of 8% convertible notes	6,396,306	192	-	767	-	-	959
Write-off of proportional share of note
derivative liability upon conversion
of 8% convertible notes and upon
derivative expiration	-	-	-	1,994	-	-	1,994
Shares issued upon extinguishment of
7% promissory notes and related
accrued interest	16,964,583	509	-	2,036	-	-	2,545
Charge for induced conversion of 8%
convertible notes and extinguishment
of 7% promissory notes	-	-	-	1,549	-	-	1,549
Shares issued as compensation to
consultants and service providers	2,265,630	67	-	386	-	-	453
Fair value of warrants issued to consultants	-	-	-	42			42
Common stock subscribed	-	-	100	-	-	-	100
Amortization of deferred compensation
and mark to market adjustments	-	-	-	(31)	18	-	(13)
Net loss	-	-	-	-	-	(13,750)	(13,750)
Balances at December 31, 2006	221,145,656	$6,634	$100	$151,502	$9	$(167,643)	$(9,398)

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(13,750)	$(8,763)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	363	368
Amortization of deferred compensation	2	17
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discount	5,138	1,111
Amortization and proportional write-off upon conversion of deferred debt
issuance costs	556	391
Extinguishment of 7% Promissory Notes and induced conversion of 8%
Convertible Notes resulting from warrant re-pricing and exercise, and
debt cancellation	1,549	-
Dividends on mandatorily redeemable Series A preferred stock	120	120
Anti-dilution obligation and note derivative liability	375	(4,308)
Stock-based employee compensation expense	149	-
Fair market value of common stock, warrants, options and bonuses granted	455	559
Loss on disposition of assets from discontnued operation	-	425
Loss on sale of equipment	-	20
Changes in operating assets and liabilities:
Accounts receivable	37	206
Inventory	(117)	1,377
Prepaid expenses and other current assets	(20)	226
Deferred debt issuance costs and other non-current assets	52	(515)
Accounts payable, accrued expenses and other current liabilities	2	733
Other non-current liabilities	100	(52)

Net cash used in operating activities	(4,989)	(8,085)

Cash flows from investing activities:
Consolidated joint venture, net cash acquired	799	-
Investment in joint ventures by minority interest	765	198
Payments to acquire intellectual property licenses	-	(1,565)
Deposit on China manufacturing facility and related assets	(1,554)	-
Proceeds from sale of equipment		50
Purchases of equipment	(884)	(93)

Net cash used in investing activities	(874)	(1,410)

Cash flows from financing activities:
Proceeds from sale of stock	771	183
Proceeds from common stock subscriptions	100	-
Expenses related to sales of stock	-	(9)
Proceeds from notes issued to related parties	5,046	3,500
Repayment of notes issued to a related party	-	(2,000)
Proceeds from issuance notes, derivatives and warrants, net	-	7,394
Principal payment on capital lease obligations	(174)	(156)

Net cash provided by financing activities	5,743	8,912

Net decrease in cash and cash equivalents	(120)	(583)

Cash and cash equivalents at beginning of period	492	1,075

Cash and cash equivalents at end of period	$372	$492

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year ended December 31,
	2006	2005
Supplemental disclosure of cash flow activities:
Cash paid for interest	$282	$114
Cash paid for income taxes	2	2
Supplemental disclosure of noncash activities:
Conversion of notes payable and accrued interest to common stock and
proportional share of note derivative liability	6,477	255
Conversion of accrued interest into notes payable	544	332
Transfer of note derivative liability to equity	1,874	-
Common stock issued in payment of accrued compensation	-	520
Warrants and notes payable issued to placement agents related to issuance of
8% convertible notes	-	405
2004 anti-dilution obligation transferred to equity	-	1,214

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(1)    The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Prior to that date, our stock had traded on the American Stock Exchange under the symbol “HIV”. Since the third quarter of 2005, our corporate administrative offices have been located in Lake Oswego, Oregon, a suburb of Portland, near where our research and development operations are located. Through our 51%-owned joint ventures, we have manufacturing and marketing operations in Beijing, China.

Historically, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we refer to as our “Legacy Business.” After consolidating our Legacy Business operations into our Rockville, Maryland facility in 2004, on April 18, 2005, we entered into a non-binding letter of intent to sell the Legacy Business to Maxim Biomedical, Inc. (“Maxim”). Effective May 1, 2005, we entered into a manufacturing services and management agreement (the “Manufacturing Services Agreement”) with Maxim under which Maxim manufactured, shipped and performed quality control procedures for us in connection with the Legacy Business. Under the terms of the Manufacturing Services Agreement, Maxim hired some of our ex-employees and we transferred our inventory to Maxim for use under the agreement. Effective November 15, 2005, under the terms of an Asset Purchase and License Agreement (the “Agreement”), we sold the Legacy Business to Maxim.

Beginning in late 2004, we expanded our historical focus to include commercialization of our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in blood and oral fluid samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market. We have completed field trials or product evaluations of our HIV-1/2 Rapid Tests covering an aggregate of over 5,000 samples in China, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the tests. In our studies, the tests have averaged 99.9% accuracy. We have obtained regulatory approvals in parts of Africa, Southeast Asia, the Middle East, and, most recently, in Russia, and we expect to expand our market reach on a steady basis. Also, in the fourth quarter of 2004, through an arrangement with the U. S. Centers for Disease Control and Prevention (the “CDC”), we introduced an HIV-1 BED incidence EIA test (the “BED Incidence Test”) that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission is occurring most recently. We are currently focusing on commercializing our HIV-1/2 Rapid Tests and the BED Incidence Test.

As a result of discontinuing our Legacy Business, we have significantly reduced our monthly operating burn rate as compared with historical levels. Consequently, however, the revenue stream from the Legacy Business products has also been eliminated, requiring that we rely on revenue from sales of the BED Incidence Test and international sales of our HIV-1/2 Rapid Tests as well as external financing sources to pursue our business milestones and achieve profitability. Although we are focusing our efforts on commercializing the HIV-1/2 Rapid Tests to generate the revenue stream necessary to support our operations and achieve our financial objectives of sustained profitable operations and increased stockholder value, there can be no assurance that we will achieve expanded acceptance of or realize significant revenues from the sale of the BED Incidence Test or the HIV-1/2 Rapid Tests or other new products that we may develop or market, or that we will achieve and sustain profitability and positive cash flows in the future.

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which held approximately 30% of our outstanding stock as of December 31, 2006. Through 2006, the operations of Beijing Calypte were primarily organizational and financially insignificant.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005
Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”). We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr. Marr Asia continues to own the remaining 49% interest in Beijing Marr. Through the acquisition of Beijing Marr, we have acquired rights to manufacturing facilities and other assets necessary to manufacture our HIV-1/2 Rapid Test products in China. Beijing Marr has recently renovated the manufacturing facilities and is pursuing the necessary governmental approvals to begin production and sale of our HIV-1/2 rapid oral fluid (OMT) diagnostic test, which is currently being evaluated by the Chinese State Food and Drug Administration (“SFDA”). We expect that this facility will also support the manufacturing of our products for export to other countries.

The accompanying financial statements reflect the consolidated operations of and our ownership interests in Beijing Calypte and in Beijing Marr beginning in January 2006. They also reflect the 2005 results of the Legacy Business as a discontinued operation.

During 2006, we incurred a net loss of $13.8 million and a negative cash flow of $5.0 million to fund our operations. At December 31, 2006, we had a working capital deficit of $12.6 million and our stockholders’ deficit was $9.4 million. Our cash balance at December 31, 2006 was $0.4 million. Based upon our financial condition at December 31, 2006, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2006 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.  As described more completely in Note 20, Subsequent Events, we have entered into additional financing arrangements since December 31, 2006 which we believe will provide funds to sustain our operations through at least a portion of 2007. Additionally, we have extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009. Nevertheless, we do not believe that our current cash resources and the new financing arrangements are sufficient to allow us to fully attain our business milestones and achieve positive cash flow. Based on our current obligations and our 2007 operating plans, we do not believe that we can sustain our operations throughout 2007 without obtaining additional financing, either from the exercise of warrants or from other sources. There can be no assurance that additional financing will be available, or if it is available, that it will be available on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transactions, to sustain our operations. We do not currently have any definitive agreements with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. Further, our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005, as amended, and the 7% Promissory Notes issued under the 2005 Credit Facility with Marr, as amended, may inhibit our ability to secure financing in the future. Although we expect to be able to raise additional capital, there can be no assurance that we will secure such financing or enter into such strategic agreements, or that our stockholders would approve the terms of such agreements or financing, if so required.

(2)     Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company, its wholly-owned subsidiary, Calypte, Inc., and its 51% ownerhip interests in both Beijing Calypte and Beijing Marr. All significant intercompany accounts and transactions have been eliminated in consolidation. Because Beijing Calypte was in its organizational stage and its results of operations were not material in 2005, we accounted for our ownership interest in Beijing Calypte using the equity method prior to 2006. We acquired our interest in Beijing Marr in the first quarter of 2006.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Foreign Currency Translation

The functional currency of our consolidated Chinese joint ventures is the local currency, the Chinese Yuan Renminbi. We translate the assets and liabilities of our foreign subsidiary to U.S. dollars at the rate of exchange in effect at the end of the reporting period. We translate revenues and expenses at the average rates of exchange for the accounting period. Translation adjustments attributable to our joint ventures were not material in 2006.

Cash and Cash Equivalents

Cash equivalents consist of investments in money market accounts.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts on a specific identification basis when, due to passage of time or receipt of information, there is appropriate evidence of a customer’s inability to make the required payments.

Inventories

Our inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

Property and Equipment

Our property and equipment is stated at cost. Buildings, machinery and equipment, furniture and fixtures, and computer equipment are depreciated using the straight line method over the estimated useful lives of the assets, generally as follows:

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Buildings	20-40 years
Leasehold improvements	3-7 years

Leasehold improvements and equipment under capital leases are amortized or depreciated over the shorter of the remaining lease term or the useful life of the equipment or improvement.

Long-Lived Assets

Long-lived assets are comprised of property and equipment and intangible assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We compare an estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, we measure the loss based on quoted market prices in active markets, if available. If quoted market prices are not available, we estimate the fair value based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Fair Value of Financial Instruments

Financial assets and short-term liabilities, with the exception of the convertible notes and debentures, have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest. The maturity amount of the convertible notes approximates fair value because of the relatively short period until the maturity of the notes. The face amount of the convertible notes is offset by the unamortized portion of the beneficial conversion and/or anti-dilution features, if any, embedded in the notes. We record any related anti-dilution obligations and/or note derivative liabilities at their fair value at the end of each reporting period.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Revenue Recognition

We record revenues only upon the occurrence of all of the following conditions:

•	We have received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale).

•	The purchase price has been fixed, based on the terms of the purchase order.

•
We have delivered the product from our manufacturing plant to a common carrier acceptable to the purchaser. Our customary shipping terms are FOB shipping point. Because of the need for controlled conditions during shipment, we suggest, but leave to the purchaser’s discretion, acquiring insurance for the value of the shipment. If the purchaser elects to insure the shipment, the insurance is at the purchaser’s expense.

•
We deem the collection of the amount invoiced probable. To eliminate the credit risk associated with international distributors with whom we have had little or no experience, we require prepayment of the order or a letter of credit before shipment.

Except in the event of verified product defect, we do not permit product returns. Our products must be maintained under rigidly controlled conditions that we cannot control after the product has been shipped to the customer.

We provide no price protection. Subject to the conditions noted above, we recognize revenue upon shipment of product.

Deferred Revenue

Our current sales practices do not require the deferral of revenues and we have made no entries to record deferred revenue during the periods included in the accompanying consolidated financial statements.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for the financial reporting of income taxes. Under SFAS No. 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Classification of Financial Instruments with Characteristics of both Liability and Equity

We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity. We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately. We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation date and may engage the services of valuation experts and other professionals to assist in our detemination of the appropriate classification.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Stock-Based Compensation Expense

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous finaicial statements. Following the provisions of the modified prospective method, we have not restated our consolidated statement of operations for periods prior to 2006 to reflect the adoption of SFAS 123R. Accordingly, the results reported in the statment of operations for 2006 are not directly comparable to the results for 2005. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate, which results in recognizing compensation expense for only those awards expected to vest over the service period of the award.  Prior to adopting SFAS 123R, we accounted for share-based payments under APB 25 and, accordingly, generally recognized compensation expense related to employee stock options for only those options granted with intrinsic value and we accounted for forfeitures as they occurred.

Although we did not grant any stock options to employees during 2006, we recorded $149,000 of stock compensation expense attributable to previously granted options under the terms of SFAS 123R in selling, general and administrative expenses in our Statement of Operations for the year ended December 31, 2006. When granted, we plan to estimate the fair value of options granted using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  We plan to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are still developing. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123R. The adoption of FSP 123R-3did not have a material impact on our consolidated results of operations or financial condition.

SFAS 123R requires that we present pro forma information for the comparative period prior to our adoption as if we had accounted for all of our employee stock options under the fair value method of the original SFAS No. 123. Had we determined compensation cost based on the fair value at the grant date for our employee stock options under SFAS No. 123, our net loss would have been increased to the pro forma amount indicated below for the year ended December 31, 2005:

Year ended December 31,
2005
Net loss, as reported	$(8,763)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	294
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,744)
Pro forma net loss	$(11,213)

Basic and diluted net loss per share:
As reported	$(0.05)
Pro forma	$(0.06)

We used the following weighted-average assumptions to estimate stock-based compensation expense for fiscal year 2005 under SFAS No. 123 using the Black-Scholes option-pricing model:

2005
Per share weighted-average fair value of options granted	$0.22
Expected dividend yield	0%
Risk-free interest rate	4.35%
Volatility	204.6%
Expected option term	10.0 years

We assumed a dividend yield of zero based on the fact that we have never paid cash dividends and do not anticipate doing so in the near future. We derived the risk-free interest rate from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. We estimated the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the contractual term of the grant. The expected option term is based on the contractual term of the grant. We accounted for forfeitures as they occurred in 2005 and prior years.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Net Loss Per Share

We compute basic net loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share were the same for each computation for the two years ended December 31, 2006 and 2005. Options and warrants for 64,951,878 shares and 82,890,889 shares were excluded from the computation of loss per share at December 31, 2006 and 2005, respectively, as their effect is anti-dilutive. The computation of loss per share at December 31, 2006 and 2005 also excludes 16,277,646 shares and 27,508,060 shares, respectively, issuable upon the conversion of 8% Convertible Notes as their effect is also anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We have investment policies that limit investments to short-term, low-risk investments. Concentration of credit risk with respect to trade accounts receivable is limited due to the fact that we sell our products primarily to established distributors or require prepayment for certain orders where the relationship between the parties is not well-established.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

We purchase certain raw materials and components used in manufacturing our products from a number of suppliers, but we rely on single sources for certain other components. We cannot quickly establish additional or replacement suppliers for these components. Any delay or interruption in the supply of these components could have a material adverse effect on us by significantly impairing our ability to manufacture products in sufficient quantities to meet commercial sales demand. Additionally, if our financial condition impairs our ability to pay for critical components on a timely basis or to make royalty payments as required under our license agreements, suppliers may delay or cease selling critical components to us or our rights to use license agreements could be jeopardized, both of which could also impair our ability to manufacture and/or market our products.

Comprehensive Loss

We have no components of other comprehensive loss other than our net loss, and, accordingly, our comprehensive loss is equivalent to our net loss for the periods presented.

Segment and Geographic Information

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are currently confined to a single business segment, the development and sale of HIV diagnostics.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

The following table summarizes our product sales revenues from continuing operations by product for the years ended December 31, 2006 and 2005 (in thousands).

	2006	2005
BED Incidence tests	$241	$406
Aware TM Rapid HIV diagnostic tests	306	21
Revenue from product sales	$547	$427

Sales to international customers accounted for approximately 88% of our revenues in 2006 and 75% of our revenues from continuing operations in 2005. At December 31, 2006 approximately $212,000, or 80%, of our inventory and $1,271,000, or 93%, of our property and equipment, net, was held in international locations.

Sales to our three largest customers accounted for approximately 67% of net sales for the year ended December 31, 2006 and 36% of net sales from continuing operations for the year ended December 31, 2005. Sales to those customers accounted for approximately 51%, 9% and 7% of our net sales in 2006 and 13%, 13% and 10%, respectively, of our net sales from continuing operations in 2005. Only one of our three largest customers in 2005 was also one of our three largest customers in 2006.

Reclassifications

Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. FAS 159 is effective for fiscal years beginning after November 15, 2007. We have not evaluated the potential impact of adopting SFAS 159.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of the provisions of SAB No. 108 on December 31, 2006 had no impact on our consolidated results of operations or financial position.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on our consolidated results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006.  We do not believe that the adoption of FAS 155 will have a material impact on our consolidated results of operations or financial condition.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 became effective for accounting changes and corrections of errors made in our fiscal year beginning on January 1, 2006. The adoption of FAS 154 has not had a material impact on our consolidated results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”).  SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 became effective for us beginning with our 2006 fiscal year. The adoption of SFAS 151 has not had a material impact on our consolidated results of operations or financial position.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

In December 2004, the FASB issued SFAS 123R which addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting For Stock Issued To Employees.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations.  We adopted SFAS 123R in our fiscal year beginning on January 1, 2006. See Stock-Based Compensation earlier in this note and Note 13, Share Based Payments.

(3)    Discontinued Operations

On November 15, 2005, under the terms of an Asset Purchase and License Agreement (the Agreement), we sold our FDA-approved EIA and Western Blot HIV diagnostic test product lines, which included the following products: (i) urine EIA HIV-1 diagnostic test, (ii) serum/blood Western Blot HIV-1 diagnostic test, and (iii) urine Western Blot HIV-1 diagnostic test (the Product Lines) to Maxim Biomedical, Inc. (Maxim). Under the terms of the Agreement, Maxim assumed certain liabilities related to the Product Lines, including two real property subleases in Rockville, Maryland, and lease obligations of certain equipment that is subject to our lease agreement with a third-party equipment lessor. (Refer to Note 10, Lease Commitments.) We received a 20% equity interest in Maxim and will receive 10% of the gross proceeds in the event (i) Maxim consummates a sale to a third party, including the acquisition of Maxim through reorganization, merger or consolidation, or the sale of all or substantially all of its assets; or (ii) Maxim merges with or into an entity controlling, controlled by or under common control with Maxim. We agreed to provide certain consulting services at no cost to Maxim for a period of twenty four months from the date of the Agreement and covenanted not to compete with the Product Lines, on a worldwide basis, for a period of 10 years from the date of the Agreement.

Summarized financial information of the discontinued operation is as follows for the year ended December 31, 2005 (in thousands).

Product sales	$2,105

Product costs	4,798
Selling, general and administrative costs and other expenses	(20)

Loss before income taxes	(2,673)
Income taxes	-

Loss from operations before loss on disposal	(2,673)

Loss on disposal, net of income taxes of $0	(425)

Loss from discontinued operation	$(3,098)

Liabilities of the discontinued operation are as follows as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Accounts payable and accrued expenses	$190	$321

Liabilities of discontinued operation	$190	$321

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(4) Inventory

Inventory as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Raw materials	$189	$74
Work-in-process	12	-
Finished goods	63	73

Total inventory	$264	$147

(5)    Property and Equipment

Property and equipment as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Computer equipment	$407	$369
Machinery and equipment	596	149
Furniture and fixtures	13	3
Leasehold improvements	17	-
Buildings	575	-
Construction in process	284	-

	1,892	521

Accumulated depreciation	(533)	(385)

	$1,359	$136

We recognized depreciation expense of $145,000 for the year ended December 31, 2006 and $368,000 attributable to both continuing and discontinued operations for the year ended December 31, 2005. We had no property and equipment applicable to discontinued operations at either December 31, 2006 or 2005. The increases in buildings, machinery and equipment and construction in process are primarily related to our consolidated Chinese joint venture manufacturing operations.

(6)    Intangible assets

During 2004, we entered into various license agreements and similar arrangements under which we committed to invest approximately $2,700,000 to acquire the technology and materials necessary for the commercialization of our rapid tests. These licenses provide us with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides to be used in our rapid tests. We recorded the license amount for each license agreement as an intangible asset. We began amortizing these intangible assets in 2006, when we began commercial sales of the products employing the licensed technology or materials and recognized $218,000 of amortization expense. Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.

(7) Deposit on China Facility Acquisition

Deposit on China facility acquisition consists of payments and/or deposits made by Beijing Marr in conjunction with the acquisition of its manufacturing facility, certifications and licenses, and related assets, which are pending final approval and acceptance by various Chinese regulatory authorities. Upon final approval, we will complete the allocation of these payments to approporiate asset categories and evaluate them in conjunction with Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

 (8)    Accounts payable and accrued expenses

Accounts payable and accrued expenses as of December 31, 2006 and, 2005 consisted of the following (in thousands):

	2006	2005

Trade accounts payable	$1,519	$1,404
Accrued royalties	60	48
Accrued salary, severance and vacation pay	349	463
Accrued restructuring expense	2	141
Customer prepayments on purchases	162	-
Accrued interest	260	184
Accrued consulting contract expenses	500	1,045
Accrued liabilities under intellectual property license agreements	40	275
Accounts payable and accrued expenses of consolidated joint ventures
ventures	251	-
Other	357	469

Total accounts payable and accrued expenses	$3,500	$4,029

 (9)     Notes and Debentures Payable

We issued 7% promissory notes and 8% secured convertible notes to finance our operations during 2005 and 2006. The following tables summarize the note and debenture activity for the years ended December 31, 2005 and 2006 (in thousands).

							Net
	Balance				Balance	Discount at	Balance at
	12/31/04	Additions	Conversions	Repayments	12/31/05	12/31/05	12/31/05

8% Secured Convertible Notes –
April 4, 2005	$-	$8,098	$(177)	$-	$7,921	$(6,136)	$1,785
July 4, 2005 Interest	-	164	-	-	164	(61)	103
October 4, 2005 Interest	-	168	-	-	168	(60)	108

Total 8% Secured Convertible Notes	$-	$8,430	$(177)	$-	$8,253	$(6,257)	$1,996

7% Promissory Notes to related
party -
Promissory Note to Marr	$-	$2,000	$-	$(2,000)	$-	$-	$-
2005 Credit Facility with Marr	-	1,500	-	-	1,500	-	1,500

	$-	$3,500	$-	$(2,000)	$1,500	$-	$1,500

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005
							Net
	Balance				Balance	Discount at	Balance at
	12/31/05	Additions	Conversions	Cancellations	12/31/06	12/31/06	12/31/06

8% Secured Convertible Notes –
April 4, 2005	$7,921	$-	$(2,573)	$(949)	$4,399	$(1,130)	$3,269
July 4, 2005 Interest	164	-	(96)	(2)	66	(6)	60
October 4, 2005 Interest	168	-	(98)	(2)	68	(6)	62
January 4, 2006 Interest	-	170	(99)	(2)	69	(2)	67
April 4, 2006 Interest	-	159	(89)	(2)	68	-	68
July 4 and 21, 2006 Interest	-	124	-	(2)	122	-	122
October 4, 2006 Interest	-	91	-	-	91	-	91

Total 8% Secured Convertible Notes	$8,253	$544	$(2,955)	$(959)	$4,883	$(1,144)	$3,739

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$1,500	$5,000	$-	$(2,443)	$4,057	$-	$4,057

8% Promissory Notes to related
party - Chief Executive Officer	$-	$46	$-	$-	$46	$-	$46

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

January 2005 7% Promissory Note

On January 14, 2005, when the market price of our common stock was $0.25 per share, we issued an unsecured $2,000,000 promissory note to Marr, which was funded on January 18, 2005. The promissory note required interest at a rate of 7% per annum and was payable in full no later than March 31, 2005. On March 30, 2005, we agreed with Marr to extend the maturity date of the note until April 30, 2005. We used $2,000,000 from the proceeds of the April 2005 Secured 8% Senior Convertible Notes, described below, to repay the promissory note on April 4, 2005. The effective interest rate on this note approximated the 7% stated rate.

8% Secured Convertible Notes

On April 4, 2005, when the market price of our common stock was $0.27 per share, we concluded a private placement (the “April 2005 Placement”) to five institutional investors (the “2005 Investors”) of $8,000,000 of Secured 8% Convertible Notes due April 3, 2007 (the “Notes”). The Notes are convertible at $0.30 per share (the “Conversion Price”) into shares of our common stock. The Conversion Price of the Notes was subject to anti-dilution adjustments had we issued common stock or common stock equivalents for a price less than the Conversion Price prior to April 4, 2006, when the anti-dilution provisions expired. We also issued to the 2005 Investors Series A common stock purchase warrants (the “Series A Warrants”) and Series B common stock purchase warrants (the “Series B Warrants), each exercisable after October 4, 2005 and expiring on April 3, 2010. The Series A Warrants are exercisable to purchase 26,666,667 shares of our common stock at $0.325 per share and the Series B Warrants are exercisable to purchase 12,000,000 shares of our common stock at $0.325 per share. The Series A Warrants provided for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof had we issued common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants prior to April 4, 2006.

In addition to repaying the January 2005 7% Promissory Note described above, we have used the proceeds from the issuance of the Notes for general working capital purposes as well as for the commercialization of our HIV-1/2 rapid tests. On June 27, 2005, we filed a registration statement for the resale of the shares of common stock underlying the Notes, the Series A Warrants, the Series B Warrants and additional Notes which may be issued in payment of interest. The registration statement became effective on July 1, 2005.

The Notes provide for quarterly interest to be paid in cash or by issuing additional Notes maturing on April 3, 2007. In July and October 2005, we issued an aggregate of approximately $164,000 and $168,000, respectively, of Secured 8% Convertible Notes convertible into an aggregate of 1,106,393 shares of common stock, in payment of quarterly interest (the “July and October 2005 Interest Notes”). On January 4, 2006, we issued an aggregate of approximately $170,000 of Secured 8% Convertible Notes convertible into approximately 562,000 shares of common stock in payment of quarterly interest (the “January 2006 Interest Notes”) on the outstanding principal balance of the April 4, 2005 Notes and the July and October 2005 Interest Notes. On April 4, 2006, we issued an aggregate of approximately $159,000 of Secured 8% Convertible Notes convertible into approximately 520,000 shares of common stock in payment of quarterly interest (the “April 2006 Interest Notes”) on the outstanding principal balance of the April 4, 2005 Notes, the July and October 2005 Interest Notes and the January 2006 Interest Notes. On July 4, 2006, we issued an aggregate of approximately $114,000 of Secured 8% Convertible Notes convertible into approximately 379,000 shares of common stock in payment of quarterly interest (the “July 2006 Interest Notes”) on the outstanding principal balance of the April 4, 2005 Notes and on the July and October 2005 Interest Notes and the January and April 2006 Interest Notes. On October 4, 2006 we issued an aggregate of approximately $91,000 of Secured 8% Convertible Notes convertible into approximately 305,000 shares of common stock in payment of quarterly interest (the “October 2006 Interest Notes”) on the outstanding principal balance of the April 4, 2005 Notes and on the July and October 2005 Interest Notes and the January, April and July 2006 Interest Notes (collectively, the “Interest Notes”).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

The July and October 2005 Interest Notes and the January 2006 Interest Notes have the same terms and conditions, including anti-dilution provisions, as the Notes issued on April 4, 2005. The anti-dilution provisions of the April 4, 2005 Notes and of the July and October 2005 and January 2006 Interest Notes and of the Series A Warrants issued in April 2005 expired on April 4, 2006 without being triggered. The April, July and October 2006 Interest Notes have the same terms and conditions as the Notes issued on April 4, 2005 and the earlier Interest Notes except that they do not contain anti-dilution provisions. We have not issued warrants in conjunction with any Interest Notes issued during 2005 or 2006. Refer to Note 20, Subsequent Events, for information regarding additional notes issued in payment of interest in January 2007.

During September 2005, one of the 2005 Investors converted an aggregate of $177,000 principal amount of Notes into 590,000 shares of common stock. Upon conversion, we wrote off to interest expense the proportional share of deferred offering costs (approximately $147,000) and note discount (approximately $16,000) attributable to the amount of the Notes converted.

During January 2006, two of the 2005 Investors converted Notes in the face amount of $573,000 original principal plus approximately $42,000 in related Interest Notes, including Notes issued in payment of interest between the most recent interest payment date and the conversion dates, into an aggregate of approximately 2,056,000 shares of the Company’s common stock. Upon conversion, we wrote off to interest expense the proportional share of deferred offering costs (approximately $40,000) and note discount (approximately $452,000) attributable to the amount of the Notes converted.

During April 2006, one of the 2005 Investors converted a Note in the face amount of $2,000,000 original principal plus approximately $338,000 in related Interest Notes, including a Note issued in payment of interest between the most recent interest payment date and the conversion date, into an aggregate of approximately 7,800,000 shares of the Company’s common stock. Upon conversion, we wrote off to interest expense the proportional share of deferred offering costs (approximately $115,000) and note discount (approximately $1,448,000) attributable to the amount of the Notes converted.

As described more completely in Note 12, Stockholders’ Deficit, during July 2006, we offered to amend to $0.15 per share the exercise price of the Series A Warrants and the Series B Warrants and other warrants issued in conjunction with certain of our previous financing arrangements for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006 (the “Warrant Re-pricing”). Certain of the warrant holders exercised their warrants to purchase an aggregate of approximately 6,396,000 shares at the reduced price and, in lieu of paying us cash, cancelled our obligation to repay an aggregate of $959,000 of our 8% Convertible Notes. We accounted for the Warrant Re-pricing and exercise, and the related cancellation of the 8% Convertible Notes, as an induced conversion in accordance with Statement of Financial Accounting Standards No. 84, “Induced Conversions of Convertible Debt” and, accordingly, we recognized non-cash interest expense of approximately $680,000 related to the excess of the fair value of the stock and additional warrants issued in the Warrant Re-pricing compared to the fair value of stock that would have been issued upon the conversion of the 8% Convertible Notes. In connection with the Warrant Re-pricing, we issued Interest Notes on July 21, 2006 in the face amount of approximately $10,000 for interest accrued between the July 4, 2006 interest payment date and the Warrant Re-pricing date and wrote off to interest expense the proportional share of deferred offering costs (approximately $68,000) and note discount (approximately $521,000) attributable to the amount of the Convertible Notes cancelled.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

See Note 20, Subsequent Events, for information regarding the extension of the maturity of the Notes and the Interest Notes.

At April 4, 2005, we determined that, in addition to the anti-dilution provisions they contained, the Notes included a beneficial conversion feature. As a result of the anti-dilution provisions, however, the Notes were not considered conventional convertible debt under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We further determined that the conversion feature was subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and was an embedded derivative which should be bifurcated and accounted for separately. Accordingly, we accounted for the fair value of the derivative at inception as a discount to the face value of the Notes and a corresponding liability that was required to be marked to market at each balance sheet date. We recorded the change in the fair value of the derivative as interest expense. At April 4, 2005, the date the Notes were issued, we valued the derivative at approximately $5,330,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.57%, a risk-free interest rate of 3.74%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the one-year term of the derivative. As a result of changes in the market price of our stock between April 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, our valuation of the derivative as of December 31, 2005 decreased to approximately $1,547,000, with the change in valuation being recorded as a credit to interest expense. The value of the derivative at December 31, 2005 was determined using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.28%, a risk-free interest rate of 4.38%, an expected dividend rate of 0.00%, and a 25% probability of completing an additional round of equity financing during the remaining term of the derivative.

The July and October 2005 Interest Notes and the January 2006 Interest Notes each contained the same beneficial conversion and anti-dilution features included in the Notes that were treated as an embedded derivative. Similarly, the fair value of the July and October 2005 Interest Notes and the January 2006 Interest Note derivatives were accounted for at inception as a discount to the face value of the Interest Notes, respectively, and a corresponding liability, and were required to be marked to market at each balance sheet date, with the change in the fair value of the derivative being recorded as interest expense. At July 4, 2005, the date the July 2005 Interest Notes were issued, we valued that derivative at approximately $77,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.08%, a risk-free interest rate of 3.79%, an expected dividend rate of 0.00%, and a 90% probability of completing an additional round of equity financing during the remaining term of the derivative. At October 4, 2005, the date the October 2005 Interest Notes were issued, we valued that derivative at approximately $68,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 105.57%, a risk-free interest rate of 4.09%, an expected dividend rate of 0.00%, and a 50% probability of completing an additional round of equity financing during the remaining term of the derivative. As a result of changes in the market price of our stock between July 4, 2005 or October, 4, 2005 and December 31, 2005, the decrease in the remaining life of the derivative, and changes in other assumptions, our aggregate valuation of those derivatives at December 31, 2005 decreased to approximately $47,000, with the change in valuation being recorded as a credit to interest expense. At January 4, 2006, the date the January Interest Notes were issued and when the market price of our common stock was $0.17 per share, we valued that derivative at approximately $25,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 101.06%, a risk-free interest rate of 4.35%, an expected dividend rate of 0.00%, and a 25% probability of completing an additional round of equity financing during the remaining term of the derivative.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

The April 2006 Interest Notes were issued on April 4, 2006, when the market price of our common stock was $0.22 per share. The July 2006 Interest Notes were issued on July 4, 2006, when the market price of our common stock was $0.20 per share. The October 2006 Interest Notes were issued on October 4, 2006, when the market price of our common stock was $0.095 per share. Accordingly, there was no beneficial conversion feature associated with the issuance of any of these interest notes. As noted previously, these interest notes did not include anti-dilution provisions with respect to the issuance of additional equity instruments that we might issue in the future and, therefore, did not contain an embedded derivative requiring separate valuation or accounting treatment.

The effective interest rate on the interest notes ranges from approximately 8% to 48% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and the term of the notes.

Upon the September 2005 and January 2006 conversions of the Notes and Interest Notes, we reclassified the proportional share of the Note Derivative Liability of approximately $78,000 and $119,000, respectively, to additional paid-in capital.

As discussed more completely in the following section regarding the 2005 Marr Credit Facility, 7% Promissory Notes Payable to a Related Party, effective February 22, 2006, we agreed with Marr to extend the period in which we might issue promissory notes under the 2005 Credit Facility until July 31, 2006. Based on that modification to the Credit Facility, we determined that we would intentionally not complete an additional round of financing prior to the April 4, 2006 expiration of the anti-dilution provisions of the Notes and the applicable Interest Notes. Accordingly, we valued the derivatives attributable to the April 4, 2005 Notes and the Interest Notes at February 22, 2006, when the market price of our common stock was $0.21 per share, at approximately $1,874,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 107.64%, a risk-free interest rate of 4.69%, an expected dividend rate of 0.00%, and a 0% probability of completing an additional round of equity financing during the remaining term of the derivative. We recognized this adjustment to the fair value of the derivatives with a charge to interest expense of approximately $375,000, and reclassified the note derivative liability to equity, since it was determined that no anti-dilution shares would be issued and all other shares issuable upon conversion of the Notes and the Interest Notes had been registered for resale.

At April 4, 2005, we allocated the Note proceeds attributable to the fair value of the derivative described above to the derivative liability. In accordance with the provisions of EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we allocated the remaining Note proceeds of approximately $2,670,000 between the fair value of the Notes (determined without consideration of any anti-dilution or conversion features) and the fair value of the Series A Warrants and the Series B Warrants. We valued both the Series A Warrants and Series B Warrants at April 4, 2005 at $0.151 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 103.16%; and expected term of 2.5 years. The relative fair value of the Series A Warrants and Series B Warrants at April 4, 2005 was approximately $1,773,000, which we recorded as an additional discount to the Notes, with a corresponding credit to additional paid-in capital. The one-year anti-dilution provision contained in the Series A Warrants potentially reduced the exercise price but did not increase the number of shares issuable to the warrant holders. Accordingly, the Series A Warrants did not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, we determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19. The aggregate amount of the discount to the Notes at April 4, 2005 was approximately $7,103,000, which we are amortizing to interest expense using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes. The effective interest rate on these notes is approximately 142% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term. Upon conversion or repayment of any portion of the Notes or the Interest Notes, we have written off the proportional share of the remaining unamortized discount to interest expense.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

7% Promissory Notes Payable to a Related Party

On April 4, 2005, we entered into a line of credit (the “2005 Credit Facility”) with Marr, pursuant to which, at any time prior to December 31, 2005, we could borrow up to $5.5 million by issuing promissory notes bearing interest at the rate of 9% per annum (each, a “Promissory Note”). We could borrow up to a maximum of $1,500,000 per Promissory Note, in increments of $500,000, and could issue no more than one Promissory Note in any 30-day period. The issuance of a Promissory Note required unanimous approval of our Board of Directors. At that time Marr had two representatives serving on our Board of Directors. The maximum amount we could borrow under the 2005 Credit Facility was to be reduced dollar for dollar by the net amount of any funds received from equity financings consummated after April 4, 2005. Each Promissory Note had a 12-month term, at which time principal and accrued interest would be due in full; however, any outstanding principal and accrued interest was to have been payable in full upon the May 31, 2006 original expiration of the 2005 Credit Facility.

As consideration for the 2005 Credit Facility, on April 4, 2005, we issued to Marr a common stock purchase warrant (the “Marr Warrant”), expiring on April 3, 2010, exercisable to purchase 500,000 shares of our common stock at $0.40 per share. We valued the Marr Warrant on the date of grant at $0.141 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 103.16%; and expected term of 2.5 years. We recorded the calculated value of the warrant as an immediate charge to interest expense and a corresponding credit to additional paid-in capital. The Marr Warrant provided for anti-dilution and other adjustments of the issuable shares and the exercise price thereof in the event that we issued common stock or common stock equivalents for a price less than the exercise price of the Marr Warrant within one year of its issue date. Had we issued additional common stock or common stock equivalents within one year of the issue date of the Marr Warrant, Marr would have had the right, but not the obligation, to participate in such issuance, upon the same terms as those offered. We registered for resale the shares of common stock underlying the Marr Warrant in conjunction with our registration of the shares underlying the common stock issuable in the April 2005 Placement.

On November 30, 2005, we agreed with Marr to amend the 2005 Credit Facility to extend the term under which we might issue promissory notes from December 31, 2005 until April 3, 2006. The interest rate for promissory notes issued under the amendment was lowered to 7% per annum from 9% per annum. The term of any promissory notes issued under the amendment was extended so that such promissory notes will become due on April 3, 2007, instead of the later of twelve months from the issuance date or May 31, 2006. The issuance of promissory notes under the terms of the amendment now requires approval by a majority of a quorum of our Board of Directors, instead of the entire Board of Directors. We granted to a Marr a security interest in our assets, up to an aggregate maximum of $6,000,000, to secure the repayment of monies borrowed under the terms of the amended agreement. Proceeds from the issuance of promissory notes under the amended agreement may be used for general corporate purposes, including investments in our international subsidiaries or joint ventures. At December 31, 2005, we had issued Promissory Notes totaling $1,500,000 under the amended terms of the 2005 Credit Facility.

On January 19, 2006, we issued a $1,500,000 promissory note to Marr under the amended terms of the 2005 Credit Facility. Effective on February 22, 2006, we agreed with Marr to extend the period during which we could issue promissory notes under the 2005 Credit Facility through July 31, 2006. On February 23, 2006, March 31, 2006, April 27, 2006 and May 29, 2006 we issued promissory notes to Marr, each in the face amount of $500,000, for an aggregate of $2,000,000. Effective on July 26, 2006, we agreed with Marr to further extend the period during which we could issue promissory notes under the 2005 Credit Facility through August 31, 2006. We advised Marr of our intent to issue a Note in the face amount of $500,000 prior to August 31, 2006, and the Note was funded on September 20, 2006. Each promissory note bears interest at a rate of 7% per annum and is payable in full on April 3, 2007. The effective interest rate on each of these notes approximates the 7% stated rate.

As described more completely in Note 12, Stockholders’ Deficit, during July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006 (the “Warrant Re-pricing”). Marr exercised its warrants to purchase an aggregate of approximately 16,965,000 shares of our common stock. In lieu of paying us cash, Marr cancelled our obligation to repay an aggregate of $2,443,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility and $102,000 of accrued interest on the 7% Promissory Notes. We accounted for the Warrant Re-pricing and exercise, and the related cancellation of the 7% Promissory Notes, as a debt extinguishment in accordance with Accounting Principles Board Opinion No. 26 “Early Extinguishment of Debt” and, accordingly, we recognized non-cash interest expense of approximately $869,000 related to the excess of the fair value of the stock and additional warrants issued in the Warrant Re-pricing compared to the carrying value of the 7% Promissory Notes cancelled.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Effective on December 22, 2006, we agreed with Marr to further extend the period during which we could issue promissory notes under the 2005 Credit Facility through December 29, 2006. We issued a promissory note to Marr in the face amount of $1,000,000 on December 22, 2006. The promissory note bears interest at a rate of 7% per annum and is payable in full on April 3, 2007. The effective interest rate on this promissory note approximates the 7% stated rate. See Note 20, Subsequent Events, regarding additional amendments to and notes issued under the 2005 Credit Facility and the extension of the maturity date of the notes issued.

8% Notes to a related party

On November 10 and November 30, 2006, we issued 8% promissory notes to our Chief Executive Officer in the face amount of $6,300 and $40,000, respectively. The notes are due six months from their date of issuance, on May 10, 2007 and May 31, 2007, respectively. Interest is payable in cash at maturity. We used the proceeds of the notes for general corporate purposes. See Note 20, Subsequent Events.

12% Convertible Debentures

On October 2, 2003, when the market price for our common stock was $1.31 per share, we issued the final $130,000 tranche of two-year debentures under a $2 million September 2002 12% convertible debenture commitment to four assignees of Mercator Momentum Fund and received net proceeds of $130,000. During October 2003, two of these investors converted $70,000 of principal of these debentures at a price of $0.59 per share and we issued approximately 118,400 shares of our common stock. At December 31, 2005 and 2006, two debentures having an aggregate face value of $60,000 remained outstanding. We have not issued any shares with respect to these debentures. See Note 19, Commitments and Contingencies, regarding a lawsuit brought against us by the two holders of these debentures.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

The following table summarizes the components of net interest income and (expense) related to the notes and debentures described above and other financing instruments reported in the consolidated statements of operations (in thousands).

	Year ended December 31,
	2006	2005
Interest on debt instruments paid or payable in cash	$(284)	$(123)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(481)	(498)
Amortization and proportional write-off upon conversion of note
discounts and deferred offering costs	(5,694)	(1,502)
Mark to market adjustment of derivative and anti-dilution
obligations arising from the April 2005 financing	(375)	3,803
Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from
warrant re-pricing and exercise, and debt cancellation	(1,549)	-
Mark to market adjustment of anti-dilution obligations arising from
the May and July 2004 equity financings	-	506
Expense attributable to warrants issued in conjunction with the
2005 Marr Credit Facility	-	(71)
Expense attributable to warrants issued in conjunction with the
2004 anti-dilution obligation	-	(82)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(120)	(120)

Total non-cash items	(8,219)	2,036

Total interest expense	(8,503)	1,913

Interest income	3	39

Net interest (expense) income	$(8,500)	$1,952

(10)    Lease Commitments

Capital Leases

We have historically acquired equipment under capital lease agreements that are collateralized by the related equipment. During 2004, we entered into a 36 month capital lease secured by machinery and equipment located at our former Rockville, Maryland location and having an agreed fair value of $500,000. The lease agreement carries an effective interest rate of approximately 18% per annum. In conjunction with our sale of the Legacy Business, we sold all of the assets subject to the capital lease to Maxim, but remain liable for its payment obligation under the lease, for which the monthly payments are reimbursed by Maxim. We have recorded a non-current asset for the fair value of the aggregate lease payments receivable from Maxim.

 Future minimum lease payments under capital leases as of December 31, 2006 were (in thousands):

Year ended December 31, 2007	$138
Less amount representing interest	(7)
Present value of capital lease obligation	131
Capital lease obligations - current portion	(131)
Capital lease obligations - long-term portion	$-

Operating Leases

We rent our Lake Oswego, Oregon administrative offices under a month-to-month agreement. We also lease office and research laboratory space in Vancouver, Washington under a month-to-month agreement. Our consolidated Chinese joint ventures rent office space, management housing, and vehicles under month-to-month arrangements. We previously leased manufacturing space in Rockville, Maryland under two operating subleases. In connection with the sale of the Legacy Business, we entered into a sublease agreement with Maxim under which Maxim has assumed our obligations under the Rockville premises subleases. In March 2004, we entered into a new lease agreement with the primary landlord of the manufacturing facility in Rockville that extended the lease of the premises through February 28, 2009, or 28 months beyond the expiration of the original sublease. Additionally, the new lease provided for tenant improvements to be made in connection with our consolidation of our manufacturing operations at this facility in the amount of approximately $250,000. Prior to the August 2005 relocation of our administrative offices to Lake Oswego, Oregon, we leased office space in Pleasanton, California beginning in July 2004 under a noncancelable operating lease which expires in June 2007. In October 2005, we entered into a sublease of the Pleasanton office space.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Net rent expense under these leases was $195,000 and $566,000 for the years ended December 31, 2006 and 2005, respectively. Future minimum rental payments under all noncancelable operating leases, including the Rockville subleases, as of December 31, 2006 were (in thousands):

	Gross Payments	Sublease Payments	Net Rental Payments
Year ended December 31,
2007	$605	$(602)	$3
2008	574	(574)	-
2009	96	(96)	-
2010	-	-	-
2011	-	-	-
Thereafter	-	-	-
Total	$1,275	$(1,272)	$3

 (11)    Mandatorily Redeemable Preferred Stock

At the time of our original incorporation, we issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock. We are required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which we attain $3,000,000 in retained earnings, and funds are legally available. Based on losses accumulated through December 31, 2006, we must achieve approximately of $171,000,000 in future retained earnings before any repayment is required. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through June 30, 2003, we had charged cumulative preferred dividends totaling $1,636,000 to stockholders’ deficit to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock. During each of the years ended December 31, 2006 and 2005, we charged cumulative preferred dividends totaling $120,000 to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, we eliminated the Series A preferred stock from our articles of incorporation upon our reincorporation in Delaware in June 1996. However, we subsequently chose not to redeem the Series A preferred stock and as of December 31, 2006 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(12)    Stockholders’ Deficit

Amendment of Anti-Dilution Provisions of 2004 PIPEs

During 2004, we raised net proceeds of $10.0 million in two private placement transactions with accredited investors who purchased 26,970,000 shares of our common stock (the “2004 PIPEs”). The securities purchase agreements in the 2004 PIPEs contained anti-dilution provisions that required us to issue additional shares of common stock to the investors if we raised additional equity financing at a price below $0.40 per share in the year following the closing of the transactions, except under the provisions of previously outstanding convertible debt, option or warrant agreements. The warrant agreements in the 2004 PIPEs also included anti-dilution provisions that called for repricing the shares issuable under the warrants and for a grant of additional warrants should we complete certain equity financing transactions at a price lower than $.40 per share within a one-year period.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005
The April 2005 Placement described in Note 9, Notes and Debentures Payable, would have triggered the anti-dilution rights (the “2004 Anti-dilution Rights”) of the investors (the “2004 Investors”) in the 2004 PIPEs, which, if given effect before being approved by our stockholders, would have caused us to be in breach of our then-current listing agreement with the American Stock Exchange (the “AMEX”). To satisfy our need for additional working capital in early 2005 while remaining in compliance with the applicable AMEX requirements, on April 4, 2005, when the market price of our common stock was $0.27 per share, we and the 2004 Investors entered into an amendment agreement (the “Amendment”) to revise the 2004 Anti-dilution Rights and grant the 2004 Investors additional rights. Further, the 2004 Investors agreed to subject the applicability of the 2004 Anti-dilution Rights and the effectiveness of the Amendment to approval by our stockholders. Our stockholders approved the applicability of the 2004 Anti-dilution Rights and the effectiveness of the Amendment at the Annual Meeting of Stockholders held on June 30, 2005. The Amendment modified the terms of the 2004 PIPEs to provide for the following cumulative changes in the securities issued to the 2004 Investors: (i) an increase to 7,079,625 (from 6,742,500) in the number of shares of common stock to be issued, as a result of the April 2005 Placement, pursuant to the 2004 Anti-dilution Rights; (ii) an increase, as a result of the April 2005 Placement, in the number of shares issuable upon exercise of the warrants issued in the 2004 Transactions (the “2004 Warrants”) to purchase 1,253,177 (from 1,193,501) shares of common stock, at an exercise price of $0.325 (reduced from $0.45) per share of common stock; and (iii) an adjustment, as a result of the April 2005 Placement, of the $0.50 per share exercise price of the original warrants issued in the 2004 PIPEs to $0.45 per share. We issued the additional shares of common stock and warrants and re-priced the 2004 Warrants on June 30, 2005, following stockholder approval.

As a result of issuing the additional anti-dilution shares and warrants, we reclassified the 2004 Anti-dilution Obligation of an aggregate of approximately $1,214,000 from liability to equity on the balance sheet at June 30, 2005. We valued the 2004 Warrants on June 30, 2005 at $0.065 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.69%; expected dividend rate of 0.00%; volatility of 95.077%; and expected term of 2.5 years. We recorded the calculated value of the 2004 Warrants as an immediate charge to interest expense and a corresponding credit to additional paid-in capital. The repricing of the original warrants did not have a material effect on their fair value. On July 8, 2005, we filed a registration statement for the resale of the common stock and warrants issued to the 2004 Investors on June 30, 2005.

June 2006 Subscription Agreements

In June 2006, we entered into subscription agreements with two accredited investors pursuant to which the investors agreed to purchase an aggregate of 16,666,666 shares of our common stock at a price of $0.18 per share, for an aggregate of $3,000,000, in private placement transactions pursuant to Regulation S of the Securities Act of 1933, as amended. On July 25, 2006, we received cash of $495,000 from one of the investors and issued 2,750,000 shares of our common stock. We granted piggyback registration rights with respect to the shares issued and issuable under the Subscription Agreements.

Repricing and exercise of Warrants, Settlement of Notes

During July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with the 2004 PIPEs, the April 2005 8% Convertible Notes and the 2005 Credit Facility with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. We also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the “Additional Warrants”), equal in amount to 50% of the warrants exercised. On July 21, 2006, when the market price of our common stock was $0.19 per share, warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our common stock at the reduced exercise price. Certain of the warrant holders exercised their warrants and, in lieu of paying us cash, cancelled our obligation to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,443,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility and $102,000 of accrued interest on the 7% Promissory Notes. We also received approximately $258,000 in cash proceeds from the exercises. The warrant holders who exercised the re-priced warrants received Additional Warrants to purchase an aggregate of approximately 12,540,000 shares of our common stock. We issued the Additional Warrants on August 3, 2006 and they will become exercisable 6 months after their issuance, on February 3, 2007, and have a term of one year after issuance. We granted piggyback registration rights for the shares underlying the Additional Warrants. As indicated in Note 9, Notes and Debentures Payable, we recognized an aggregate of $1,549,000 in non-cash interest expense related to the warrant re-pricing and exercise and debt cancellation. See Note 20, Subsequent Events, for information regarding amendments to the Additional Warrants.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Marr exercised all of its outstanding warrants and purchased approximately 16,965,000 shares of our common stock. Marr remains our largest stockholder, holding approximately 30% of our outstanding common stock at December 31, 2006.

Common Stock Subscribed

On November 15, 2006, we entered into a letter agreement with our Chief Executive Officer under which he advanced $100,000 to us as an investment in a prospective equity financing that we have not completed at December 31, 2006. We have not yet issued any shares of our common stock under the agreement. We used the funds received for general corporate purposes. See Note 20, Subsequent Events.

Warrants, options and stock grants

During 2005, we issued stock grants for 695,972 registered shares of our common stock from our option plans and other registered share reserves to certain consultants and other vendors under various agreements and recorded non-cash selling, general and administrative expense of approximately $179,000, net of accrued and prepaid expenses relating to these grants.

During 2005, we issued options to consultants providing legal, investor relations and manufacturing services to purchase an aggregate of 1,629,365 shares of our common stock as partial compensation for these services. These options were non-forfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model using the following range of assumptions:

	Low	High
Exercise price per share	$0.14	$0.34
Market price of Calypte’s stock on date of issuance	$0.14	$0.34
Assumptions:
Expected dividend yield	0.0%	0.0%
Risk free rate of return	3.65%	4.34%
Contractual life	5 years	10 years
Volatility	204.94%	245.07%
Fair Market Value	$0.14	$0.34

Pursuant to the requirements of FASB Statement No. 123 and EITFs 96-18 and 00-18 related to accounting for stock-based compensation, we recognized non-cash selling, general and administrative expense in the amount of approximately $258,000 attributable to these options at the date of grant in 2005. In September 2005, one of the consultants exercised an option to purchase 857,143 shares of our common stock at $0.14 per share and we received proceeds of $120,000.

On February 9, 2005, the Compensation Committee of our Board of Directors approved a consulting contract under which the Chairman of the Board of Directors provided us certain strategic and advisory services through July 31, 2005 (the “Consulting Contract”). Under the terms of the Consulting Contract and concurrent with its approval by the Compensation Committee, we granted to our Chairman immediately exercisable options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share, which was the market price of our common stock on the date the option was granted. The options have a life of ten years and were granted pursuant to our 2004 Incentive Plan. As permitted by FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” we did not recognize any expense in connection with the grant of this option.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

During 2006, we issued stock grants for 2,265,630 shares of our common stock to certain related parties and consultants under various agreements and recorded non-cash selling, general and administrative expense of approximately $457,000, net of accrued and prepaid expenses related to these grants. Included in these grants are:

•
1,000,000 shares awarded to our Chairman under the terms of a letter agreement approved by the Compensation Committee of our Board of Directors on January 4, 2006 pursuant to which the Chairman served as our interim Chief Executive Officer from October 3, 2005 through September 30, 2006;

•
311,736 shares awarded to the Chairman in February 2006 in lieu of cash compensation to which he was entitled under the terms of the letter agreement for the period of October 2005 through January 2006; and

•	953,894 shares awarded to consultants and service providers for services.

On October 31, 2006, when the market price of our common stock was $0.085 per share, we issued an immediately exercisable warrant to purchase 500,000 shares of our common stock as compensation for investment banking services. We valued the warrant at $0.084 per share using the Black-Scholes option pricing model and the following assumptions: exercise price - $0.085 per share; contractual term - 5 years, volatility - 220.56%; risk free interest rate - 4.69%, dividend yield - 0%. We recorded $42,000 of non-cash selling, general and administrative expense in connection with this warrant. We did not grant registration rights for the shares underlying the warrant.

At December 31, 2006, we had warrants outstanding to purchase an aggregate of 42,543,108 shares of our common stock at a weighted average price of $0.32 per share, as summarized in the following table:

		Exercise
	Number of	Price per
	Shares	Share	Expiration Date
Series A and Series B warrants issued in connection with April 2005
Placement, including warrants to placement agents	24,041,610	$0.325	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs	4,091,500	$0.45	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.325	May 28, 2009 or July 9, 2009
Warrants issued to placement agents in connection with the 2004 PIPEs	178,800	$0.50	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued
warrants in connection with July 2006 Warrant Re-pricing	12,540,238	$0.25	August 3, 2007
Warrants issued for investment banking services	500,000	$0.085	October 31, 2011
All other		$0.406 to	September 10, 2007 to
	305,283	$3.45	May 6, 2009
	42,543,108

Common Stock trades on the OTC Bulletin Board

On July 31, 2006, we notified the American Stock Exchange (“Amex”) that our Board of Directors had approved withdrawing our common stock from trading on the Amex. The Amex had previously informed us that we were not in compliance with the Exchange’s continued listing standards and would need to demonstrate that we had regained compliance with the standards by July 31, 2006 or the Amex would commence de-listing procedures. We were not in compliance with the continued listing standards at July 31, 2006. Effective September 8, 2006, our common stock began trading on the NASD Over-the-Counter Bulletin Board under trading symbol “CBMC”.

Change of Control Provisions

Certain provisions of our Certificate of Incorporation and Bylaws may have the effect of preventing, discouraging or delaying any change in the Company’s control and may maintain the incumbency of the Board of Directors and management. The authorization of undesignated preferred stock makes it possible for the Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. Additionally, in December 1998, our Board of Directors declared a dividend distribution of one preferred share purchase right (a Right) for each outstanding share of our common stock. The dividend was payable to the stockholders of record on January 5, 1999. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer or merger we approve because the Rights do not become exercisable in the event of a permitted offer or other acquisition exempted by the Board.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(13)    Share Based Payments

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires that we recogize the fair value of stock compensation, including stock options, in our net loss. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally is the same as the vesting period of the grant. We account for all of our stock compensation as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for stock-based compensation for our employees. We adopted SFAS 123R using the modified prospective method. Under this method, we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption. We also recognize the unrecognized expense attributable to awards not yet vested at our January 1, 2006 date of adoption in net loss in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions used under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous filings and earlier in Note 2, Significant Accounting Policies, in these financial statements. Although we have not granted any stock options to employees since our adoption of SFAS 123R, under its provisions, we recorded approximately $149,000 of stock based compensation expense in our statement of operations for the year ended December 31, 2006. We assumed an annual pre-vesting forfeiture rate of 7.75% in determining our 2006 stock compensation expense. Following the provisions of the modified prospective method, we have not restated our consolidated statement of operations for 2005 to reflect the adoption of SFAS 123R. Accordingly, the results reported in the statement of operations for 2006 are not directly comparable to the results for 2005.

We generally issue stock option grants to employees with an exercise price equal to the market price at the grant date. All options granted in 2005 were granted at market, at a weighted average price of $0.24 per share. Prior to our adoption of SFAS 123R, to the extent that the market price of the common stock exceeded the exercise price of the options, we recognized deferred compensation for the intrinsic value in accordance with APB 25 and FIN 44. We amortized deferred compensation on a straight-line basis over the vesting period of the option.

We value option grants to non-employees at the date of grant using the Black-Scholes option-pricing model. Option grants that do not include sufficient disincentive for non-performance are accounted for in accordance with EITFs 96-18 and 00-18. In such instances, the deferred compensation is amortized over the term of the agreement on a straight-line basis. Until the awards are fully vested or a measurement date is achieved, we record an adjustment to deferred compensation and consultant expense to reflect the impact of the fair value, as remeasured at quarter-end, of the options based on changes to our stock price.

Stock bonuses and awards reflect shares of our common stock granted to employees and consultants. We recognize compensation expense at the time of grant. The expense is determined based on the number of shares awarded and the closing market price at the date of the award.

At December 31, 2006, we had options to purchase shares of our common stock outstanding under each of the following plans:

2004 Incentive Plan

At the annual stockholders’ meeting in June 2004, our stockholders approved the adoption of the 2004 Incentive Plan (the 2004 Plan) to replace our 2000 Equity Incentive Plan (the 2000 Incentive Plan), for which only a small number of authorized shares remained available for grant. The stockholders authorized 30,000,000 shares for awards from the 2004 Plan. At the annual meeting of stockholders in June 2005, the stockholders authorized an additional 17,000,000 shares for awards from the 2004 Plan and an increase from 8,000,000 shares to 20,000,000 shares in the number of shares of our common stock which may be issued as restricted share or restricted share unit awards under the 2004 Plan. The Compensation Committee of our Board of Directors administers the Plan. The Board of Directors may amend or modify the 2004 Plan at any time. It will expire in June 2014, unless terminated earlier by the Board of Directors. At December 31, 2006, there were 26,492,857 shares of our common stock available for grant under the 2004 Plan.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

2005 Director Incentive Plan

At the annual stockholders’ meeting in June 2005, our stockholders approved the adoption of the 2005 Director Incentive Plan (the 2005 Director Plan) to replace the 1995 Director Option Plan (the 1995 Director Plan), which was scheduled to expire in December 2005. The stockholders authorized 18,000,000 shares for awards from the 2005 Director Plan. The Compensation Committee of our Board of Directors administers the 2005 Director Plan. The Board of Directors may amend or modify the 2005 Director Plan at any time. It will expire in June 2015, unless terminated earlier by the Board of Directors. Through December 31, 2006, we have not granted any options or other awards under the 2005 Director Plan and, at that date, 18,000,000 shares of our common stock remained available for grant under the 2005 Director Plan.

2000 Equity Incentive Plan

In June 2000, our Board of Directors and stockholders approved the adoption of the 2000 Equity Incentive Plan (the “2000 Incentive Plan”) to replace the 1991 Incentive Stock Plan, which expired in April 2001. The Compensation Committee of our Board of Directors administers the Plan. The Board of Directors may amend or modify the 2000 Incentive Plan at any time. It has been replaced by the 2004 Plan, but has not been formally terminated by the Board of Directors. During 2005 and 2006 we granted only stock bonus awards from the 2000 Incentive Plan and we do not anticipate making additional option grants from the plan. We recorded compensation expense of $204,000 and $140,000 attributable to stock bonus awards of 1,265,630 and 629,305 shares of common stock granted from the 2000 Incentive Plan to consultants in lieu of cash compensation during 2006 and 2005, respectively. Compensation expense attributable to stock bonuses is determined by multiplying the closing market price of the Company’s common stock on the date of grant by the number of shares granted. The weighted average price of shares issued as stock bonuses was $0.16 in 2006 and $0.22 in 2005. At December 31, 2006, there were 833,976 shares of our common stock available for grant under the 2000 Incentive Plan.

1995 Director Option Plan

In December 1995, our Board of Directors approved the 1995 Director Option Plan (the Director Option Plan). At the annual meeting of stockholders in June 2005, our stockholders approved the 2005 Director Incentive Plan to replace the Director Option Plan, which expired in accordance with its terms in December 2005. Under the Director Option Plan, the Board of Directors determined the number of options to purchase shares of our stock that were granted each year to newly-elected or re-elected directors. We granted non-statutory options under this plan to non-employee directors or, pursuant to an agreement between us and another person, entity or affiliate with whom a non-employee director was associated, to that other person, entity, or affiliate. Each option granted under the Director Option Plan was exercisable at 100% of the fair market value of our common stock on the date the option was granted and generally had a term of 10 years. Each grant under the plan vested monthly over the twelve month period commencing with the director’s date of election or re-election, provided that the option became vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurred less than one year after the date of the grant. There are no shares of our common stock available for grant under the Director Option Plan at December 31, 2006.

1991 Incentive Stock Plan

In April 1991, our Board of Directors approved the adoption of the Incentive Stock Plan (the Stock Plan). A total of 141,366 shares of common stock were reserved for issuance under the Stock Plan. Since the adoption of the 2000 Equity Incentive Plan in June 2000, no additional shares have been granted from the Stock Plan. Other than the expiration of unexercised options during 2006, there was no activity in the Stock Plan during 2005 or 2006 and no shares are available for grant under the Stock Plan.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Under the terms of each of the Company’s active equity incentive plans, a participant’s options or other awards may be subject to accelerated vesting upon the occurance of a change of control, as defined in the plan.

Description of the 2004 Plan and the 2005 Director Plan

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

The Compensation Committee may grant nonstatutory stock options under the 2004 Plan at a price less than the fair market value of the common stock on the date the option is granted. The Compensation Committee may not grant incentive stock options under the 2004 Incentive Plan at a price less than 100% of the fair market value of the common stock on the date the option is granted. Incentive stock options granted to employees who, on the date of grant, own stock representing more than 10% of the voting power of all classes of our stock are granted at an exercise price not less than 110% of the fair market value of the common stock. Options granted to employees under the 2004 Plan generally vest monthly over periods of up to three years, as specified in the option agreements. The term of nonstatutory and incentive stock options granted is 10 years or less from the date of the grant, as provided in the option agreements.

The terms of options granted from the 2005 Director Plan are determined solely by the Compensation Committee. The exercise price of options granted under the 2005 Director Plan may be paid in cash or by such other method as the Committee may prescribe, provided, however, that any participant exercising rights and obtaining shares pursuant to awards granted under the 2005 Director Plan must pay cash or other valid consideration equal to the aggregate par value of such shares to the extent required by the Delaware General Corporation Laws. The participant must pay any taxes required to be withheld at the time of exercise. The Compensation Committee will determine the term of any option, but no option may be exercised after ten years from the date it is granted. Option awards will provide rules covering the time of exercise of an option in case of retirement, death, disability, or other termination of service as an Outside Director.

The 2004 Plan and the 2005 Director Plan permit the granting of stock appreciation rights in conjunction with all or part of a stock option granted under the respective Plan. In the case of a nonstatutory stock option, such rights may be granted either at or after the date of grant of such option. In the case of an incentive stock option granted from the 2004 Plan, such rights may be granted only at the date of grant of such option. Stock appreciation rights will be exercisable only at such time and to the extent that the stock options to which they relate are exercisable. Upon exercise of a stock appreciation right, a participant will receive an amount equal to the product of (a) the excess of the fair market value of one share of common stock over the exercise price per share specified in the related stock option times (b) the number of shares in respect of which the stock appreciation right shall have been exercised, in cash, shares of common stock or both, with the Compensation Committee having the right to determine the form of payment.

The 2004 Plan and the 2005 Director Plan permit the Compensation Committee to include in any award a dividend equivalent right entitling the participant to receive amounts equal to all or any portion of the dividends that would be paid on the shares of common stock covered by the award if such shares had been delivered pursuant to the award. The Compensation Committee will determine whether the payment of dividend equivalent rights will be made in cash, in shares of common stock or in another form, whether they shall be conditioned upon the exercise of the award to which they relate, the time at which they shall be made, and such other terms and conditions as the Committee considers appropriate.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

The 2004 Plan and the 2005 Director Plan permit the granting of or offering for sale restricted shares of common stock and restricted stock units in such amounts and subject to such terms and conditions as the Compensation Committee may determine. Upon receipt of restricted shares of common stock, the participant has the rights of a shareholder with respect to the restricted stock, subject to any restrictions and conditions that the Compensation Committee may impose. On the delivery date of a restricted stock unit, the participant receives one share of common stock or cash equal in value to a share of common stock or a combination thereof, as specified by the Compensation Committee. No more than a total of 20,000,000 shares of common stock are available for delivery as restricted stock and restricted stock units from the 2004 Plan.

The 2004 Plan and the 2005 Director Plan also permit the Compensation Committee to grant other types of equity-based or equity-related awards (including the grant or offer for sale of unrestricted shares of Common Stock) in such amounts and subject to such terms and conditions as the Compensation Committee may determine. Such awards may entail the transfer of actual shares of common stock to participants or payment in cash or otherwise of amounts based on the value of shares of common stock.

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

The Compensation Committee may grant to a participant in either the 2004 Plan or the 2005 Director Plan a specified amount for the purpose of assisting the participant to pay taxes resulting from the grant of an award.

The following table presents a summary of option activity for all of our stock option plans from December 31, 2004 through December 31, 2006.

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated
Options outstanding at December 31, 2004	27,162,219	$0.572
Options granted	5,074,365	$0.242
Options exercised	(3,026,557)	$0.232
Options forfeited or expired	(1,819,148)	$0.541

Options outstanding at December 31, 2005	27,390,879	$0.551	7.99	$12,500
Options granted	-	-
Options exercised	(141,112)	$0.126
Options forfeited or expired	(4,840,997)	$0.444

Options outstanding at December 31, 2006	22,408,770	$0.576	7.36	$2,534

Options vested and exercisable at December 31, 2005	25,846,172	$0.566	7.93	$10,739

Options vested and exercisable at December 31, 2006	21,954,053	$0.583	7.34	$2,534

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

The following table summarizes information about stock options outstanding under all of our option plans at December 31, 2006.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price
$0.01 to $0.31	1,900,865	7.63	$0.232	1,508,924	$0.238
$0.32 to $0.56	3,248,683	6.86	$0.344	3,192,574	$0.344
$0.585	16,600,000	7.47	$0.585	16,600,000	$0.585
$0.60 to $170.63	659,222	6.34	$2.494	652,555	$2.513

	22,408,770	7.36	$0.576	21,954,053	$0.583

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at December 31, 2006, $0.072 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”). The aggregate intrinsic value of options exercised on the dates the options were exercised was approximately $18,000 and $265,000 for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, the expected compensation cost of options outstanding but not yet vested was approximately $47,000. We expect to recognize this cost over a weighted average period of approximately 8 months. We have not recorded any income tax benefits for stock-based compensation arrangements for the year ended December 31, 2006, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

We record deferred compensation related to options granted to non-employees when the option is not immediately exercisable. For the year ended December 31, 2005, we recorded compensation expense of approximately $298,000 related to approximately 1,629,000 options granted from the 2004 Plan to non-employees, of which 200,000 were not granted as immediately exercisable. We recorded deferred compensation of approximately $22,000 for the options granted under the 2004 Plan that were not immediately exercisable. We amortized this amount over the relevant period of service and recognized $11,000 in amortized compensation expense for the year ended December 31, 2005 and $2,000 for the year ended December 31, 2006 after consideration of fair value remeasurements reflecting changes in the market price of our common stock.

In 2006, we granted a stock bonus award of 1,000,000 shares of our common stock from the 2004 Plan and recognized $250,000 in selling general and administrative expense. We granted no stock bonus or other forms of equity awards from the 2004 Plan during 2005 and, accordingly, recorded no compensation expense. We recorded $204,000 and $140,000 of compensation expense in 2006 and 2005, respectively, attributable to stock bonus awards of 1,265,630 and 629,305 shares of common stock granted from the 2000 Incentive Plan as compensation to consultants. We determine compensation expense attributable to stock bonuses by multiplying the closing market price of our common stock on the date of grant by the number of shares granted.

1995 Employee Stock Purchase Plan

In April 2005, our Board of Directors terminated our Employee Stock Purchase Plan (ESPP), which it had approved in December 1995. The ESPP was a qualifying plan under Section 423 of the Internal Revenue Code. Under the ESPP, an eligible employee could purchase shares of our common stock through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lower of (i) the fair market value of our common stock on the first day of an offering period under the ESPP or (ii) the fair market value of the common stock on the last day of the six month purchase period during the offering period. Each offering period lasted for twenty four months; stock purchases occurred on June 30 and December 31 in 2004. There were no stock purchases in 2005 prior to the termination of the ESPP.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(14)    Section 401(k) Plan

Effective January 1, 1995, we adopted a Retirement Savings and Investment Plan (the “401(k) Plan”) covering our full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) plan permits us to make contributions which become vested to our employees over terms as described in the plan, but we made no such contributions in either 2005 or 2006.

(15)    Income Taxes

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	2006	2005
Computed expected tax expense	$(4,680)	$(2,979)
Losses and credits for which no benefits have been recognized	4,677	2,925
Other	5	56
	$2	$2

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryovers	$56,611	$49,639
Research and development credits	2,270	2,207
Other	1,090	3,599
Total gross deferred tax assets	59,971	55,445
Valuation allowance	(59,971)	(55,445)
Net deferred tax assets	$-	$-

 The net change in the valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $4,526,000 and $3,259,000, respectively. Because there is uncertainty regarding our ability to realize our deferred tax assets, a 100% valuation allowance has been established. When realized, deferred tax assets related to employee stock options will be credited to additional paid-in capital.

As of December 31, 2006, we had federal tax net operating loss carryforwards of approximately $159,556,000 which will expire in the years 2007 through 2026. We also had federal research and development credit carryforwards as of December 31, 2006 of approximately $1,577,000, which will expire in the years 2007 through 2026.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

State tax net operating loss carryforwards were approximately $40,480,000 and state research and development credit carryforwards were $1,033,000 as of December 31, 2006. The state net operating loss carryforwards will expire in the years 2007 through 2016 and the state research and development credits will carryforward indefinitely.

Our ability to utilize our net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that we experienced an ownership change, as defined in Section 382 of the Internal Revenue Code.

(16)    Royalty and License Agreements

We have entered into arrangements with various organizations for the rights to utilize certain patents and proprietary rights under licensing agreements in exchange for royalty payments based on our sales of certain products.  As discussed in Note 6, Intangible Assets, during 2004 we entered into license agreements for technology and materials required to commercialize our rapid tests and the BED Incidence test. In addition to the initial or base license payments we have recorded as intangible assets, the agreements also contain a royalty on sales component based on sales of our rapid test products.  The underlying patents expire between 2006 and 2017.  There are minimum payments required by certain of the agreements that apply regardless of the amount of our sales.   The royalty obligations are royalty payments under some agreements.

We had paid royalties based on a percentage of net sales of licensed products or annual minimum amounts to five entities on our Legacy Business products. At December 31, 2006, we are approximately $190,000 in arrears on the payment of royalties under certain of the licensing agreements covering our former Legacy Business products.

(17)    Employment and Consulting Agreements

In February 2005, the Compensation Committee of the Board of Directors approved a consulting contract under which the Chairman of the Board of Directors provided certain strategic and advisory services to us through July 31, 2005 (the “Consulting Contract”). Under the terms of the Consulting Contract and concurrent with its approval by the Compensation Committee, we granted the Chairman immediately exercisable options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share, which was the market price of our common stock on the date the option was granted. The options have a life of ten years and were granted pursuant to the 2004 Incentive Plan. As indicated in Note 12, we did not record any expense in conjunction with this option grant. On October 3, 2005, following the resignation of the Company’s president and chief operating officer, the Board of Directors appointed its Chairman as interim Chief Executive Officer, effective immediately. On January 4, 2006, the Compensation Committee of the Board of Directors approved a letter agreement outlining the terms and compensation of the Chairman’s additional service as interim Chief Executive Officer. Under the terms of the letter agreement, the Chairman was to receive cash compensation of $15,000 per month, beginning October 3, 2005 and a grant of 1,000,000 shares of our common stock. The Chairman continued to serve as interim Chief Executive Officer through April 2006. In February 2006, we issued the Chairman 311,736 shares of our common stock valued at $60,000 in lieu of cash payments under the letter agreement for the months of October 2005 through January 2006. The Board of Directors appointed the Chairman as Chief Executive Officer and, effective September 26, 2006, we entered into a two year employment agreement with automatic one-year renewal options that includes an annual salary of $350,000, other cash payments as described in the agreement, a grant of 2,000,000 shares of our common stock and a grant of 2,500,000 shares of restricted stock units which vest in quarterly installments. At December 31, 2006, we had not yet made the stock or restricted stock unit grants.

In January 2004, we entered into a three year employment agreement with an officer that included an annual salary of $250,000. On February 24, 2004, subject to the approval of our stockholders of the 2004 Incentive Plan, the officer was also conditionally granted options to purchase 5,000,000 shares of our common stock at an exercise price of $0.585 per share, which was the market price on that date. Upon the stockholders’ approval of the 2004 Incentive Plan on June 22, 2004, when the market price of our common stock was $0.52 per share, the grant became effective, with an exercise price of $0.585 per share. The options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term. In April 2005, the Compensation Committee of the Board authorized an increase in the officer’s annual salary to $350,000 plus an annual housing allowance of $30,000. The officer resigned effective September 29, 2005, but remains associated with us under a consulting agreement pursuant to which he is paid $14,000 per month for consulting services.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

In January 2003, we entered into a twelve month employment agreement with an officer, with automatic renewal options, that included a base salary of $200,000 and fully vested options to purchase 108,333 shares of our common stock at $0.32 per share on May 29, 2003. Additionally, on May 29, 2003, the officer was also granted fully-exercisable options to purchase 24,038 shares of our common stock at $0.01 per share, in recognition of an earlier salary deferral arrangement, and options to purchase 625,000 shares of our stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant. On February 24, 2004, subject to the approval of our stockholders of the 2004 Incentive Plan, the officer was conditionally granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.585 per share, which was the market price on that date. Upon the stockholders’ approval of the 2004 Incentive Plan on June 22, 2004, when the market price of our common stock was $0.52 per share, the grant became effective, with an exercise price of $0.585 per share. The options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term.  In conjunction with the August 2005 relocation of our administrative headquarters to Lake Oswego, Oregon and our October 2005 appointment of another officer, this officer was constructively terminated under the terms of the employment agreement, triggering our liability of $200,000 to him, which we had accrued but not paid as of December 31, 2006. See Note 20, Subsequent Events.

In May 2002, in conjunction with a financing proposal, the independent members of the Board of Directors appointed a new Executive Chairman and entered into a five year employment agreement with him. The employment agreement specified an annual salary of $400,000 and allowed for annual increases subject to the Company’s performance and approval of the Compensation Committee of the Board of Directors. On February 24, 2004, subject to the approval of the stockholders of the 2004 Incentive Plan, the Executive Chairman was conditionally granted options to purchase 5,000,000 shares of our common stock at an exercise price of $0.585 per share, which was the market price on that date. Upon the stockholders’ approval of the 2004 Incentive Plan on June 22, 2004, when the market price of our common stock was $0.52 per share, the grant became effective, with an exercise price of $0.585 per share. The options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and had a ten year term.  The Executive Chairman resigned effective November 15, 2004 as the Company’s Executive Chairman and as a member of the Company’s Board of Directors. Under the terms of a Separation and Consulting Agreement and Release of Claims, we entered into a consulting arrangement that extended through November 15, 2006 under which we agreed to pay approximately $1 million and to accelerate vesting of all his then-unvested options. We accrued the liability under the terms of the Separation Agreement at December 31, 2004. In January 2005, the Executive Chairman exercised previously issued and vested options to purchase 1,625,000 shares of our common stock in the amount of $520,000. During 2005 and 2006, we paid the amounts due under the Separation Agreement.

In April 2003, we entered into a three-year consulting agreement for advisory and other services related to the marketing, distribution and sale of our products. The agreement obligated us to pay the consultant an aggregate of $3,000,000 in cash as follows: $750,000 in 2003, $1,000,000 in both 2004 and 2005, and $250,000 in 2006; and issue him an aggregate of 200,000 shares of our common stock. At December 31, 2004, we had paid an aggregate of $1,000,000 and issued 66,666 shares of our common stock pursuant to the contract. During 2005, we renegotiated the contract with the consultant to reduce our obligation for cash payments to $1,250,000 and extend the payment period. Under the terms of the renegotiated contract, which obligation we accrued in 2005, we paid the consultant $250,000 and issued 66,667 shares of our common stock to him during 2005. We paid the consultant $500,000 in 2006 and, at December 31, 2006, have a remaining liability of $500,000 due to him in 2007.

(18)    Related Party Transactions

In October 2005, prior to our acquisition of our 51% equity interest in Beijing Marr, Beijing Marr received an unsecured, non-interest-bearing advance of approximately $1,696,000 from Beijing Mobix, an affilate of Marr and Marr Asia. The proceeds of the advance were used by Beijing Marr in the acquisition of its manufacturing facility and other assets. We have reflected this advance as a current liability in our Consolidated Balance Sheet at December 31, 2006.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

In October 2005, Beijing Calypte received an unsecured, non-interest-bearing advance in the amount of $150,000 from Beijing Mobix. In November 2005, Beijing Calypte also received an unsecured, non-interest-bearing advance in the amount of $25,000 from its Executive Chairman. Beijing Calypte used each of these advances to fund payroll and for other general corporate expenses. We have reflected these advances as current liabilities in our Consolidated Balance Sheet at December 31, 2006.

As described in Note 9, Notes and Debentures Payable, and Note 12, Stockholders’ Deficit, we issued 8% Promissory Notes in the aggregate amount of $46,300 to our Chief Executive Officer and received $100,000 as an advance from him for participation in a future equity financing during 2006. See Note 20, Subsequent Events.

As described in Note 9, Notes and Debentures Payable, we issued a Promissory Note in the face amount of $2,000,000 to our largest stockholder in January 2005 and entered into a Credit Facility Agreement in April 2005 that was subsequently modified during 2005 and 2006. At December 31, 2006, we have Promissory Notes in the face amount of $4,057,000 outstanding under the credit facility. See Note 20, Subsequent Events, for a description of additional borrowings under and amendments to the amended 2005 Credit Facility in 2007.

In December 2005, we entered into an Equity Transfer Agreement with Marr Asia, an affiliate of Marr Technologies BV. Under the terms of the Equity Transfer Agreement, we acquired from Marr Asia a 51% equity interest in Beijing Marr. The Equity Transfer Agreement became effective on January 18, 2006, the date it was approved by the Huairou County Commerce Bureau. Pursuant to the Equity Transfer Agreement, we will contribute $1,836,000 to the registered capital of Beijing Marr and Marr Asia will contribute $1,764,000. Through December 31, 2006, we had made $1,170,000 and Marr Asia had made $1,254,000 of our respective capital contributions. The business purpose of Beijing Marr is to pursue the manufacture, distribution, marketing and sale of our rapid test products in China.

In December 2005, we also entered into an agreement with Marr Asia in connection with the Equity Transfer Agreement that governs the relationship between Marr Asia and us as shareholders of Beijing Marr. The agreement provides for certain protective provisions for Marr Asia, as the minority shareholder, board composition and voting, buy-sell, non-competition and other provisions governing the other rights, duties and obligations of the shareholders (the “Shareholders Agreement”) in connection with the operation of Beijing Marr.

In connection with the aggregate $12.5 million investments by Marr Technologies BV during 2003, we signed a Memorandum Of Understanding to create a joint venture in China to market our current and future products. Additionally, the Nominating Committee of our Board of Directors agreed to grant Marr the right to nominate two mutually-agreeable representatives to our Board of Directors. During 2004, two directors initially nominated by Marr were added to our Board of Directors.

In November 2003, the joint venture, Beijing Calypte Biomedical Technology Ltd., was formed. We own 51% of its stock.

(19)    Commitments and Contingencies

We do not, in the normal course of business, enter into significant purchase contracts for materials or supplies.

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On December 12, 2006, the court entered a final judgment granting our summary judgment motion to dismiss the complaint for failure to state a cause of action.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

In May 2006, we were notified that on March 15, 2006, a complaint was filed against us in Beijing No. 1 Intermediate People’s Court by Beijing Zhong Yang Pute Biomedical Tech. Corporation (“Zypute”) seeking damages of approximately $350,000 relating to a distribution agreement dated October 10, 2002 (the “Distribution Agreement”) and a Product Replacement and Donation Agreement signed March 25, 2004 (the “Replacement Agreement”) between Zypute and us. Pretrial discovery proceedings began in November 2006. Based upon the costs and uncertainties associated with defending ourselves in China, we determined that it was in the best interests of our stockholders to settle this matter with Zypute. In January 2007, we entered into a settlement agreement with Zypute pursuant to which we agreed to pay Zypute $100,000.

As indicated in Note 3, Discontinued Operations and Note 10, Lease Commitments, we entered into subleases with third parties as the sublessor of our former manufacturing facilities in Rockville, Maryland and our former administrative offices in Pleasanton, California. Should the sub-tenants in any of these agreements not fulfill their monthly payment or other obligations under the terms of the subleases, the primary landlord has the right to look to us for satisfaction of the obligations under the primary leases.

We have product liability and general liability insurance policies in amounts that we believe to be reasonable given our current level of business.  Although historically we have not paid any product liability claims, it is conceivable that we could incur claims for which we are not insured.

(20)    Subsequent Events (Unaudited)

Financing Activities

Issuance of 8% Convertible Notes in payment of interest

The terms of the April 2005 Placement permit interest payments on the Notes to be made in cash or by issuing additional Notes. Effective January 4, 2007, we issued an aggregate of approximately $100,000 of Secured 8% Senior Convertible Notes that are convertible into approximately 333,000 shares of common stock in payment of quarterly interest (the “January 2007 Interest Notes”) on the outstanding principal balance of approximately $4.9 million of the Notes issued on April 4, 2005 plus the subsequent Interest Notes. The January 2007 Interest Notes have the same terms and conditions, excluding anti-dilution provisions, as the Notes issued on April 4, 2005. We did not issue additional warrants in conjunction with the January 2007 Interest Notes. See Extension of Note Maturity Dates below.

Issuance of Promissory Notes under Marr 2005 Credit Facility

On February 7, 2007, we agreed with Marr to amend the terms of the 2005 Credit Facility to extend the period in which we may issue promissory notes under the facility and to reduce the minimum size of notes issuable under the facility. On February 7, 2007, we issued a promissory note in the face amount of $142,800 to Marr, the proceeds of which we used to make a capital contribution to Beijing Marr. On February 23, 2007 and on March 7, 2007, we issued additional promissory notes to Marr in the face amount of $100,000 and $150,000, respectively. Each promissory note bears interest at a rate of 7% per annum. The February 7, 2007 note is payable in full on April 3, 2007 and the two later notes are payable on the earlier of five days following our completion of an equity financing transaction of at least $3,000,000 or April 3, 2007. See Extension of Note Maturity Dates below

Issuance of 8% Note to Related Party

On February 6, 2007, when the market price of our common stock was $0.07 per share, we issued an 8% promissory note in the face amount of $50,000 to our Chairman and Chief Executive Officer. The note was payable in full on March 31, 2007. We used the proceeds received for general corporate purposes. On March 28, 2007, our chairman cancelled our obligation to repay the note in conjunction with his participation in the March 2007 PIPE described below.

February 2007 PIPE

On February 23, 2006, when the market price of our common stock was $0.064 per share, we entered into a subscription agreement with an accredited investor pursuant to which the investor agreed to purchase 1,666,667 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,666,667 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $100,000, in a private placement transaction pursuant to Regulation D of the Securities Act of 1933, as amended. On March 23, 2007, when the market price of our common stock was $0.067 per share, we entered into a subscription agreement with the same investor pursuant to which the investor agreed to purchase 833,334 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,041,668 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $50,000. On March 27, 2007, when the market price of our common stock was $0.062 per share, we entered into subscription agreements with two additional investors pursuant to which the investors agreed to purchase an aggregate of 1,250,001 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,250,001 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $75,000. Each of the subscription agreements contains an anti-dilution clause providing that we will issue the investors additional shares of our common stock for no additional consideration if we issue shares of our common stock in a subsequent financing transaction at a lower price per share in the year following the investors’ purchase of our common stock. The warrants also have an anti-dilution provision which reduces the exercise price proportionally in relation to the adjusted purchase price of the shares. The terms of the March 2007 PIPE, described below, triggered the anti-dilution provisions of these subscription agreements. We will be required to issue the investors 576,923 additional shares under the terms of the anti-dilution provisions and reduce the exercise price of the warrants from $0.12 per share to $0.104 per share. We granted the investors piggyback registration rights for the shares issued and for the shares underlying the warrants. We plan to use the proceeds received for general corporate purposes.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

March 2007 PIPE

On March 28, 2007, when the market price of our common stock was $0.063 per share, we completed a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash which we plan to use for general corporate purposes. The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock. The warrants to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 2008. Warrants to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 2008. If fully exercised, the warrants would provide us with an additional $13.5 million in cash. We agreed to file a registration statement for the resale of the shares purchased and the shares underlying the warrants within 45 days of the closing and use our best efforts to obtain its effectiveness. Two of our officers also participated in this PIPE by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them, aggregating $630,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 PIPE.

Extension of Note Maturity Dates

Effective March 28, 2007, we entered into agreements with the holders of our outstanding Secured 8% Convertible Notes and with Marr to extend the due dates of all of the Secured 8% Convertible Notes and related Interest Notes and the 7% Promissory Notes issued under the 2005 Credit Facility prior to February 23, 2007, aggregating approximately $9,183,000, from April 3, 2007 until April 3, 2009. In conjunction with the extension of the maturity dates, we agreed to re-price the investors’ outstanding warrants under a formula of 40% of their total outstanding warrants re-priced to $0.03 per share and 60% re-priced to $0.10 per share. The warrants had original exercise prices of $0.325 and $0.25 per share. We also eliminated the piggyback registration rights originally granted with respect to the Additional Warrants issued in August 2006 to current holders of our Secured 8% Convertible Notes and to Marr (see Note 12, Stockholders’ Deficit) and extended the maturity of those warrants from August 3, 2007 until April 3, 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

By:	/s/ Roger I. Gale
Roger I. Gale Chief Executive Officer
Date: March 30, 2007

POWER OF ATTORNEY

Each Director of the Registrant whose signature appears below, hereby appoints Roger I. Gale and Jerrold D. Dotson as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Securities and Exchange Commission any and all Amendments to this report on Form 10-KSB to the same extent and with the same effect as if done personally.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roger I. Gale	Chairman of the Board of Directors,	March 30, 2007
Roger I. Gale	Interim Chief Executive Officer

/s/ Jerrold D. Dotson	Vice President - Finance and Administration	March 30, 2007
Jerrold D. Dotson	(Principal Financial and Accounting Officer)

/s/ John J. DiPietro	Director	March 30, 2007
John J. DiPietro

/s/ Paul Freiman	Director	March 30, 2007
Paul Freiman

/s/ Julius R. Krevans, M.D.	Director	March 30, 2007
Julius R. Krevans, M.D.

/s/ Maxim A. Soulimov	Director	March 30, 2007
Maxim A. Soulimov

S-1