Form 10QSB
period 2007-03-31
CALYPTE BIOMEDICAL CORP
filed 2007-05-15
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The registrant had 341,508,916 shares of common stock outstanding as of May 14, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-QSB

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,908	$372
Accounts receivable, net of allowance of $1 at March 31, 2007 and December 31, 2006	17	16
Inventory	335	264
Prepaid expenses	182	244
Deferred debt issuance costs, net of accumulated amortization of $725 at December 31, 2006	-	64
Other current assets	6	10

Total current assets	5,448	970

Property and equipment, net	1,371	1,359
Intangible assets, net of accumulated amortization of $273 and $164 at March 31, 2007 and December 31, 2006, respectively	2,661	2,716
Deposit on China facility acquisition	2,087	2,001
Other assets	932	972

	$12,499	$8,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,302	$3,690
Advances from related parties	1,951	1,871
12% Note payable to a related party	65	-
8% Notes payable to a related party	-	46
12% Convertible debentures payable	60	60
Anti-dilution obligation	2,387	-
Capital lease obligations	83	131

Total current liabilities	7,848	5,798

8% Convertible notes payable, net of discount of $955 and $1,114 at March 31, 2007 and
December 31, 2006, respectively	4,028	3,739
7% Notes payable to a related party, net of discount of $206 at March 31, 2007	3,994	4,057
Minority interest in consolidated joint ventures	710	766
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
March 31, 2007 and December 31, 2006; 100,000 shares issued and outstanding at
March 31, 2007 and December 31, 2006; aggregate redemption and liquidation value of
$1,000 plus cumulative dividends	3,086	3,056

Total liabilities	19,666	17,416

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at March 31, 2007 and
December 31, 2006; 340,733,645 and 221,145,656 shares issued and outstanding as of
March 31, 2007 and December 31, 2006, respectively	10,222	6,634
Common stock subscribed	-	100
Additional paid–in capital	153,035	151,502
Deferred compensation	8	9
Accumulated deficit	(170,432)	(167,643)

Total stockholders’ deficit	(7,167)	(9,398)

	$12,499	$8,018

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Product sales	$52	$91

Operating costs and expenses:
Cost of product sales	35	60
Research and development expenses	345	523
Selling, general and administrative expenses (non-cash of $352 and $357
in 2007 and 2006, respectively)	1,187	1,290

Total operating expenses	1,567	1,873

Loss from operations	(1,515)	(1,782)

Interest expense (non-cash of $1,326 and $1,733 in 2007 and
2006, respectively)	(1,407)	(1,796)

Minority interest in losses of consolidated joint ventures	63	153
Other income, net	72	20

Loss before income taxes	(2,787)	(3,405)

Income taxes	(2)	(2)

Net Loss	$(2,789)	$(3,407)

Net loss per share (basic and diluted)	$(0.012)	$(0.019)

Weighted average shares used to compute net loss per share
(basic and diluted)	228,832	184,073

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three months ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,789)	$(3,407)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	104	74
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts	1,144	1,054
Amortization and proportional write-off upon conversion of deferrred debt
issuance costs	64	116
Dividends on mandatorily redeemable Series A preferred stock	30	30
Anti-dilution obligation and note derivative liability	(12)	375
Stock-based employee compensation expense	16	52
Fair market value of common stock, warrants, and options granted	377	340
Changes in operating assets and liabilities:
Accounts receivable	(1)	47
Inventory	(71)	(27)
Prepaid expenses and other current assets	55	67
Accounts payable, accrued expenses and other current liabilities	137	(328)

Net cash used in operating activities	(946)	(1,607)

Cash flows from investing activities:
Consolidated joint venture, net cash acquired	-	798
Investment in joint ventures by minority interest	24	715
Deposit on China manufacturing facility and related assets	(87)	(1,679)
Purchases of equipment	(84)	(449)

Net cash used in investing activities	(147)	(615)

Cash flows from financing activities:
Proceeds from sale of stock	5,425	10
Proceeds from notes issued to a related party	508	2,000
Repayment of notes issued to a related party	(256)	-
Principal payment on capital lease obligations	(48)	(41)

Net cash provided by financing activities	5,629	1,969

Net increase (decrease) in cash and cash equivalents	4,536	(253)

Cash and cash equivalents at beginning of period	372	492

Cash and cash equivalents at end of period	$4,908	$239

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Supplemental disclosure of cash flow activities:
Cash paid for interest	$83	$89
Cash paid for income taxes	-	2

Supplemental disclosure of noncash activities:
Conversion of notes payable and accrued interest to common stock	92	615
Conversion of accrued interest into notes payable	100	164
Transfer of note derivative liability to equity	-	1,874
Common stock issued in payment of accrued compensation	362	-

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

(1)    The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Prior to that date, our stock had traded on the American Stock Exchange under the symbol “HIV”. Our administrative offices are located in Lake Oswego, Oregon, a suburb of Portland. We have research operations nearby in Vancouver, Washington. Through our 51%-owned joint ventures, we have manufacturing and marketing operations in Beijing, China.

Historically, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we refer to as our “Legacy Business.” In November 2005, we sold the Legacy Business to Maxim Biomedical, Inc.

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market. We have completed field trials or product evaluations of our HIV-1/2 Rapid Tests covering an aggregate of over 5,000 samples in China, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the tests. In our studies, the tests have averaged 99.6% accuracy. We have obtained regulatory approvals in parts of Africa, Southeast Asia, the Middle East, and, most recently, in Russia, and we expect to expand our market reach on a steady basis. We plan to develop a complementary oral fluid test using an alternative antigen that will enable us to market a completely non-invasive screening and confirmation testing system for HIV-1/2. We also plan to develop an oral fluid HIV-1/2 rapid test for the U.S. market.

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

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 19% of our outstanding stock. Through the first quarter of 2007, the operations of Beijing Calypte have been primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”). We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr. Marr Asia continues to own the remaining 49% interest in Beijing Marr. Through the acquisition of Beijing Marr, we have acquired rights to manufacturing facilities and other assets necessary to manufacture our HIV-1/2 Rapid Test products in China. Beijing Marr has recently completed renovated the manufacturing facilities and is pursuing the necessary governmental approvals to begin production and sale of our HIV-1/2 rapid oral fluid (OMT) diagnostic test, which remains under evaluation by the Chinese State Food and Drug Administration (“SFDA”). We expect that this facility will also support the manufacturing of our products for export to other countries.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

The accompanying financial statements reflect the consolidated operations and ownership interests of the Company in Beijing Calypte and in Beijing Marr.

Our current revenues from international sales of our HIV-1/2 Rapid Tests and sales of the BED Incidence Test are not adequate to support our business operations, requiring that we also rely on external financing sources to pursue our business milestones and achieve profitability. Although we are focusing our efforts on commercializing the HIV-1/2 Rapid Tests to generate the revenue stream necessary to support our operations and achieve our financial objectives of sustained profitable operations and increased stockholder value, there can be no assurance that we will achieve expanded acceptance of or realize significant revenues from the sale of the HIV-1/2 Rapid Tests or the BED Incidence Test or other new products that we may develop or market, or that we will achieve and sustain profitability and positive cash flows in the future.

During the first quarter of 2007, we incurred a net loss of $2.8 million. At March 31, 2007, we had a working capital deficit of $2.4 million and our stockholders’ deficit was $7.2 million. Based upon our financial condition at December 31, 2006, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2006 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.

During the first quarter of 2007, however, we entered into additional financing arrangements. We expect that the $5.2 million in financing we raised in the March 2007 private placement, described in Note 6, Stockholders’ Deficit, will carry us into the fourth quarter of 2007, based on our current operating burn rate and our known commitments. We continue to evaluate our sales forecasts and the potential investments that may be required to expand our business. In this regard, we consider the proceeds from the exercise of our outstanding common stock purchase warrants as a potential source of medium-term financing that would finance our growth plans, as well as fund our operating losses and working capital requirements during the expected growth phase of our business, beginning in 2007 and continuing into 2008. Of the $617,800 that we received from other financings in the first quarter of 2007, described in Note 5, Notes and Debentures Payable, and Note 6, Stockholders’ Deficit, $250,000 was bridge financing that we repaid from the proceeds of the March 2007 private placement. At March 31, 2007, we also had outstanding the unpaid balance of the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, aggregating $9,183,000, all of which are now due in April 2009. With the exercise of the warrants uncertain, we do not believe that our current cash resources are sufficient to allow us to fully attain our business milestones and achieve positive cash flow. Based on our current obligations and our 2007 operating plans, we do not believe that we can sustain our operations through 2007 without obtaining additional financing or in the absence of an early exercise of a significant portion of the 150 million warrants issued in the March 2007 private placement. As we expand in the U.S., we expect to form strategic partnerships with companies that have greater strength than we to penetrate the potential OTC testing market. We do not currently have any definitive agreements with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. Further, our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005, as amended, and the 7% Promissory Notes issued under the 2005 Credit Facility with Marr, as amended, may inhibit our ability to secure financing in the future.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position as of March 31, 2007 and the results of our operations and our cash flows for the three month periods ended March 31, 2007 and 2006. The accompanying consolidated balance sheet at December 31, 2006 has been derived from our audited financial statements at that date. Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period. This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2006 included in our Form 10-KSB filed with the SEC on April 2, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

(2)     Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company, our wholly-owned subsidiary, Calypte, Inc., and our 51% ownership interests in both Beijing Calypte and Beijing Marr. We have eliminated all significant intercompany accounts and transactions in consolidation.

Foreign Currency Translation

The functional currency of our consolidated Chinese joint ventures is the local currency, the Chinese Yuan Renminbi. We translate the assets and liabilities of our foreign joint ventures into U.S. dollars at the rate of exchange in effect at the end of the reporting period. We translate revenues and expenses at the average rates of exchange for the accounting period.

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

Three customers accounted for approximately 83% of our first quarter 2007 revenue. Purchases by our South African distributor of both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests accounted for approximately 44% of our first quarter 2007 revenue. BED Incidence Test purchases by the CDC’s New York testing lab and by a Canadian public health agency accounted for an additional 29% and 10%, respectively, of our first quarter 2007 sales. Three customers accounted for approximately 88% of our first quarter 2006 revenue. Two customers purchasing the BED Incidence Test, the Chinese CDC and the US CDC Zambia project, accounted for approximately 33% and 27%, respectively, of first quarter revenues. Our distributor for the Middle East purchased OMT rapid tests that accounted for approximately 28% of first quarter 2006 revenue.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are equivalent for the periods presented in these consolidated financial statements. Outstanding options and warrants for 237,601,696 shares and 81,532,357 shares were excluded from the computation of loss per share for the quarters ended March 31, 2007 and 2006, respectively, as their effect is anti-dilutive. The computation of loss per share also excludes 16,610,434 shares and 26,019,075 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, for the quarters ended March 31, 2007 and 2006, respectively, as their effect is also anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

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

Although we did not grant any stock options to employees during the first quarter of 2007 or during 2006, under the terms of SFAS 123R, we recorded $16,000 and $52,000 of stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R in selling, general and administrative expenses in our Statement of Operations for the quarters ended March 31, 2007 and 2006, respectively. When we grant employee options, we plan to estimate their fair value using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  We plan to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

(3)    Inventory

Inventory as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Raw materials	$199	$189
Work-in-process	61	12
Finished goods	75	63

Total inventory	$335	$264

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Trade accounts payable	$1,497	$1,519
Accrued royalties	79	60
Accrued salary, severance and vacation pay	43	349
Customer prepayments on purchases	169	162
Accrued interest	334	260
Accrued consulting contract expenses	500	500
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of joint ventures	213	251
Accounts payable and accrued expenses of discontinued operations	190	190
Other	237	359

Total accounts payable and accrued expenses	$3,302	$3,690

(5)     Notes and Debentures Payable

The following table summarizes note and debenture activity for the three months ended March 31, 2007 (in thousands).
							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/06	Additions	to Equity	Repayments	3/31/07	3/31/07	3/31/07

Current Notes and Debentures

8% Promissory Notes to related
party - Chief Executive Officer	$46	$50	$(90)	$(6)	$-	$-	$-

12% Promissory Note to related
party - Employee	$-	$65	$-	$-	$65	$-	$65

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

Non-current Notes Payable

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399	$(843)	$3,556
July 4, 2005 Interest	66	-	-	-	66	(13)	53
October 4, 2005 Interest	68	-	-	-	68	(13)	55
January 4, 2006 Interest	69	-	-	-	69	(13)	56
April 4, 2006 Interest	68	-	-	-	68	(13)	55
July 4 and 21, 2006 Interest	122	-	-	-	122	(23)	99
October 4, 2006 Interest	91	-	-	-	91	(17)	74
January 4, 2007 Interest	-	100	-	-	100	(19)	81

Total 8% Secured Convertible Notes	$4,883	$100	$-	$-	$4,983	$(955)	$4,028

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,057	$393	$-	$(250)	$4,200	$(206)	$3,994

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

8% Notes to a related party

On November 10 and November 30, 2006, we issued 8% promissory notes to our Chief Executive Officer in the face amount of $6,300 and $40,000, respectively. The notes were due six months from their date of issuance, on May 10, 2007 and May 31, 2007, respectively. On February 6, 2007, we issued an additional 8% promissory note in the face amount of $50,000 to our Chief Executive Officer. This note was payable in full on March 31, 2007. Interest on each of the notes was payable in cash at maturity. We used the proceeds of the notes for general corporate purposes. On March 28, 2007, our Chief Executive Officer cancelled our obligation to repay the November 30, 2006 and February 6, 2007 notes and the related accrued interest in conjunction with his participation in the March 2007 PIPE described in Note 6, Stockholders’ Deficit. We repaid the November 10, 2006 note in cash on March 30, 2007.

12% Note to a related party

On February 26, 2007, we issued a 12% secured promissory note in the face amount of $65,000 to an employee. We used the proceeds of the note to purchase materials to produce our BED Incidence tests. We granted the employee a purchase money security interest in the tests produced and, until the note is repaid, all proceeds from the sale of such tests are to be used to repay the note and accrued interest. The note is due on May 26, 2007.

8% Secured Convertible Notes

On April 4, 2005, when the market price of our common stock was $0.27 per share, we concluded a private placement (the “April 2005 Placement”) to five institutional investors (the “2005 Investors”) of $8,000,000 of Secured 8% Convertible Notes originally due April 3, 2007 (the “Notes”). The Notes are convertible at $0.30 per share (the “Conversion Price”) into shares of our common stock. The Conversion Price of the Notes was subject to anti-dilution adjustments had we issued common stock or common stock equivalents for a price less than the Conversion Price prior to April 4, 2006, when the anti-dilution provisions expired. We also issued to the 2005 Investors Series A common stock purchase warrants (the “2005 Series A Warrants”) and Series B common stock purchase warrants (the “2005 Series B Warrants), each exercisable after October 4, 2005 and expiring on April 3, 2010. The 2005 Series A Warrants are exercisable to purchase 26,666,667 shares of our common stock, initially at $0.325 per share and the 2005 Series B Warrants are exercisable to purchase 12,000,000 shares of our common stock, initially at $0.325 per share. The 2005 Series A Warrants provided for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof had we issued common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants prior to April 4, 2006. We also issued Notes in the face amount of $97,500 and related 2005 Series A Warrants and 2005 Series B Warrants as compensation to a placement agent in connection with the April 2005 Placement. Between September 2005 and April 2006, certain of the 2005 Investors converted approximately $3,132,000 of the 8% Convertible Notes into approximately 10.4 million shares of our common stock. During July 2006, we offered to amend to $0.15 per share the exercise price of the 2005 Series A Warrants and the 2005 Series B Warrants and other warrants issued in conjunction with certain of our previous financing arrangements for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006 (the “Warrant Re-pricing”). Certain of the warrant holders exercised their warrants to purchase an aggregate of approximately 6,396,000 shares at the reduced price and, in lieu of paying us cash, cancelled our obligation to repay an aggregate of $959,000 of the 8% Convertible Notes.

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing additional Notes maturing on April 3, 2007. From July 2005 through October 2006, we issued additional 8% Convertible Notes in an aggregate face amount of $877,000 in payment of quarterly interest (the “Interest Notes”). The Interest Notes issued through October 2006 were convertible into an aggregate of 2.9 million shares of our common stock. Effective January 4, 2007, we issued an aggregate of approximately $100,000 of Secured 8% Convertible Notes that are convertible into approximately 333,000 shares of common stock in payment of quarterly interest (the “January 2007 Interest Notes”) on the outstanding principal balance of approximately $4.9 million of the Notes issued on April 4, 2005 plus the subsequent Interest Notes. The January 2007 Interest Notes have the same terms and conditions, excluding anti-dilution provisions, as the Notes issued on April 4, 2005. The Company has not issued warrants in conjunction with any Interest Notes. See Extension of Note Maturity Dates below. Refer to Note 11, Subsequent Events, for information regarding additional notes issued in payment of interest in April 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

At April 4, 2005, we determined that, in addition to the anti-dilution provisions contained therein, the Notes included a beneficial conversion feature. As a result of the anti-dilution provisions, however, the Notes were not considered conventional convertible debt under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). We further determined that the conversion feature was subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and was an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the $5,330,000 fair value of the derivative at inception was accounted for as a discount to the face value of the Notes and a corresponding liability, and was marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense.

The July and October 2005 Interest Notes and the January 2006 Interest Notes each contained the same beneficial conversion and anti-dilution features included in the Notes that were treated as an embedded derivative. Similarly, the fair value of the July and October 2005 Interest Notes and the January 2006 Interest Note derivatives were accounted for at inception as a discount to the face value of the respective Interest Notes, and a corresponding liability, and were marked to market at each balance sheet date, with the change in the fair value of the derivative being recorded as interest expense.

Upon conversion of the Notes and Interest Notes prior to April 3, 2006, the date on which the anti-dilution provisions expired, we reclassified the proportional share of the Note Derivative Liability to additional paid-in capital.

The April 2006 Interest Notes were issued on April 4, 2006, when the market price of the Company’s common stock was $0.22 per share. The July 2006 Interest Notes were issued on July 4, 2006, when the market price of the Company’s common stock was $0.20 per share. The October 2006 Interest Notes were issued on October 4, 2006, when the market price of the Company’s common stock was $0.095 per share. The January 2007 Interest Notes were issued on January 4, 2007, when the market price of the Company’s common stock was $0.074 per share. Accordingly, there was no beneficial conversion feature associated with the issuance of any of these notes. Further, the April 2006 and subsequent Interest Notes did not include anti-dilution provisions with respect to the issuance of additional equity instruments that the Company might issue in the future and, therefore, did not contain an embedded derivative requiring separate valuation or accounting treatment.

The effective interest rate on the interest notes ranges from approximately 8% to 48% based on the stated interest rate, the amount of discount and the term of the notes.

Effective February 22, 2006, we and Marr agreed to extend the period in which we might issue promissory notes under the 2005 Credit Facility until July 31, 2006. Based on that modification to the Credit Facility, we determined that we would intentionally not complete an additional round of financing prior to the April 3, 2006 expiration of the anti-dilution provisions of the Notes and the applicable Interest Notes. Accordingly, the we valued the derivatives attributable to the April 4, 2005 Notes and the Interest Notes at February 22, 2006, when the market price of our common stock was $0.21 per share, and reclassified the note derivative liability to equity, since it was determined that no anti-dilution shares would be issued and all other shares issuable upon conversion of the Notes and the Interest Notes had been registered for resale.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

At April 4, 2005, we allocated the Note proceeds attributable to the fair value of the derivative described above to the derivative liability. In accordance with the provisions of EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we allocated the remaining Note proceeds of approximately $2,670,000 between the fair value of the Notes (determined without consideration of any anti-dilution or conversion features) and the fair value of the Series A Warrants and the Series B Warrants. The relative fair value of the Series A Warrants and Series B Warrants at April 4, 2005 was approximately $1,773,000, which we recorded as an additional discount to the Notes, with a corresponding credit to additional paid-in capital. The one-year anti-dilution provision contained in the Series A Warrants potentially reduced the exercise price but did not increase the number of shares issuable to the warrant holders. Accordingly, the Series A Warrants did not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, we determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19. The aggregate amount of the discount to the Notes at April 4, 2005 was approximately $7,103,000, which we amortized to interest expense between April 2005 and March 2007 using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes. The effective interest rate on the Notes was approximately 144% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term. Upon conversion or cancellation of any portion of the Notes or the Interest Notes, we wrote off the proportional share of the remaining unamortized discount to interest expense. See Extension of Note Maturity Dates below and Note 6, Stockholders Deficit.

7% Promissory Notes Payable to a Related Party - 2005 Marr Credit Facility

On February 7, 2007, we agreed with Marr to further amend the terms of the 2005 Marr Credit Facility to extend the period during which we might issue promissory notes under the facility and to reduce the minimum size of notes issuable under the facility. On February 7, 2007, we issued a promissory note in the face amount of $142,800 to Marr, the proceeds of which we used to make a capital contribution to Beijing Marr. On February 23, 2007 and on March 7, 2007, we issued additional promissory notes to Marr in the face amount of $100,000 and $150,000, respectively, the proceeds of which we used for general corporate purposes. Each promissory note bears interest at a rate of 7% per annum. The February 7, 2007 note was payable in full on April 3, 2007 and the two later notes were payable on the earlier of five days following our completion of an equity financing transaction of at least $3,000,000, or April 3, 2007. We repaid the February 23, 2007 and March 7, 2007 notes in cash on March 30, 2007. The effective interest rate on the 7% notes issued under the 2005 Marr Credit Facility is equal to the stated rate because there are no discounts or deferred offering costs associated with the notes. See Extension of Note Maturity Dates below and Note 6, Stockholders Deficit.

Extension of Note Maturity Dates

Effective March 28, 2007, when the market price of our common stock was $0.063, we entered into agreements with the three holders of our outstanding Secured 8% Convertible Notes and with Marr to extend the due dates of an aggregate of $4,983,000 of Secured 8% Convertible Notes and related Interest Notes and $4,200,000 of 7% Promissory Notes issued under the 2005 Credit Facility prior to February 23, 2007 (the “7% Credit Facility Notes”) from April 3, 2007 until April 3, 2009. In conjunction with the extension of the note maturity dates, we agreed to re-price an aggregate of approximately 31 million of the investors’ outstanding warrants under a formula of 40% of their total outstanding warrants re-priced to $0.03 per share and 60% re-priced to $0.10 per share. The warrants had original exercise prices of $0.325 and $0.25 per share. We also eliminated the piggyback registration rights originally granted with respect to the Additional Warrants issued in connection with the July 2006 Warrant Re-pricing to current holders of our Secured 8% Convertible Notes and to Marr and extended the term of those warrants from August 3, 2007 until April 3, 2009. Refer to Note 11, Subsequent Events, for information regarding extending the term of the remaining Additional Warrants.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

We evaluated the extension of the note maturity dates for both the Secured 8% Convertible Notes and the 7% Credit Facility Notes in accordance with the provisions of EITF Issue 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB Statement 15 (“EITF 02-4”). We determined that the modification with respect to the Secured 8% Convertible Notes was within the Scope of FASB Statement 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”), but that the modification with respect to the 7% Credit Facility Notes was not within the scope of SFAS 15.

For purposes of the EITF 02-4 analysis, we allocated the incremental fair value resulting from the re-pricing and extension of the term of the note holders’ warrants, aggregating approximately $787,000, between the outstanding face value of the Secured 8% Convertible Notes and the 7% Credit Facility Notes to determine the consideration provided to the respective creditors from that source. We calculated the incremental fair value of the warrants using the Black-Scholes option pricing model and the following assumptions:

	Pre-modification Assumptions			Post-modification Assumptions
Number of shares	408,333	19,333,333	11,319,792	408,333	8,596,666	10,736,667	3,827,917	7,491,875
Exercise price	$0.325	$0.325	$0.25	$0.10	$0.03	$0.10	$0.03	$0.10
Term (years)	2.17	3.02	0.35	2.17	3.02	3.02	2.02	2.02
Volatility	126.03%	121.16%	105.97%	126.03%	121.16%	121.16%	128.55%	128.55%
Interest Rate	4.57%	4.51%	5.08%	4.57%	4.51%	4.51%	4.57%	4.57%
Expected dividend rate	0%	0%	0%	0%	0%	0%	0%	0%

Option value per share	$0.0224	$0.0289	$0.0004	$0.0366	$0.0517	$0.0414	$0.0488	$0.0359

We allocated approximately $581,000 of the incremental fair value to the Secured 8% Convertible Notes and approximately $206,000 to the 7% Credit Facility Notes.

We also calculated the fair value of the extended conversion feature of the Secured 8% Convertible Notes as approximately $374,000 using the Black-Scholes option pricing model with the following assumptions. risk free interest rate of 4.57%; expected dividend rate of 0.00%; volatility of 128.55%; and expected term of 2.02 years.

In accordance with the provisions of SFAS 15 applicable to the 8% Convertible Notes, we have accounted for the modification as a troubled debt restructuring on a prospective basis. We have recorded a discount to the 8% Convertible Notes equal to the allocated incremental fair value of the re-priced and extended warrants plus the fair value of the extended conversion feature with a corresponding credit to additional paid-in capital. We will amortize the discount as non-cash interest expense over the remaining two-year term of the 8% Convertible Notes using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivables and Payables. The effective interest rate of the extended 8% Convertible Notes is 19.98%

Because the extension of the maturity of the 7% Credit Facility Notes is not within the provisions of SFAS 15, as determined by our EITF 02-4 analysis, we subsequently evaluated the modification of the 7% Credit Facility Notes in accordance with the provisions of EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments. In accordance with the provisions of EITF 96-19, we determined that the extension of the maturity date should be treated as a modification to the debt on a prospective basis. Accordingly, we recorded a discount to the 7% Credit Facility Notes equal to the $206,000 allocated incremental fair value of the re-priced and extended warrants with a corresponding credit to additional paid-in capital. We will amortize the discount as non-cash interest expense over the remaining two-year term of the 7% Credit Facility Notes using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivables and Payables. The effective interest rate of the extended 7% Credit Facility Notes is 8.85%.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

Interest Expense

The table below summarizes the components of interest expense for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months ended March 31,
	2007	2006

Interest on debt instruments paid or payable in cash	$(81)	$(63)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(100)	(158)
Amortization and proportional write-off upon conversion of 8%
convertible note discounts and deferred offering costs	(1,208)	(1,170)
Mark to market adjustment of anti-dilution obligations arising from
the February and March 2007 financings	12	-
Mark to market adjustment of derivative and anti-dilution
obligations arising from the April 2005 financing	-	(375)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)

Total non-cash items	(1,326)	(1,733)

Total interest expense	$(1,407)	$(1,796)

(6)    Stockholders’ Deficit

February 2007 PIPE

On February 23, 2007, when the market price of our common stock was $0.064 per share, we entered into a subscription agreement with an accredited investor pursuant to which the investor agreed to purchase 1,666,667 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,666,667 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $100,000, in a private placement transaction pursuant to Regulation D of the Securities Act of 1933, as amended. On March 23, 2007, when the market price of our common stock was $0.067 per share, we entered into a subscription agreement with the same investor pursuant to which the investor agreed to purchase 833,334 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,041,668 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $50,000. On March 27, 2007, when the market price of our common stock was $0.062 per share, we entered into subscription agreements with two additional investors pursuant to which the investors agreed to purchase an aggregate of 1,250,001 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,250,001 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $75,000. We granted the investors piggyback registration rights for the shares issued. We plan to use the proceeds received for general corporate purposes.

Each of the subscription agreements in the February 2007 PIPE contains an anti-dilution clause providing that we will issue the investors additional shares of our common stock for no additional consideration if we issue shares of our common stock in a subsequent financing transaction at less than $0.06 per share in the year following the investors’ purchase of our common stock. We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense. We valued the anti-dilution obligation of each tranche of the February 2007 PIPE at its inception using a binomial pricing model to estimate future stock prices and derived an aggregate value of $95,000 using the following assumptions:

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

	Current	Historical	Risk-free		Expected	Probability
	share	stock price	interest	Term	dividend	of additional
	price	volatility	rate	(years)	rate	financing

February 23, 2007	$0.06	114.61%	5.05%	1.0	0%	100%
March 23, 2007	$0.06	112.63%	4.67%	1.0	0%	100%
March 27, 2007	$0.06	130.04%	4.93%	1.0	0%	100%

We marked the February 2007 PIPE anti-dilution obligation to market at March 31, 2007, again using a binomial pricing model, and derived a value of $83,000 using the following assumptions: current share price: $0.07; historical stock price volatility: 130.14%; risk-free interest rate: 4.90%; term (years): 1.0; expected dividend rate: 0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation. We recorded the reduction in the value of the obligation as a non-cash credit to interest expense.

The one-year anti-dilution provision contained in each of the February 2007 PIPE Warrants potentially reduces the exercise price but does not increase the number of shares issuable to the warrant holders. Accordingly, we determined that the February 2007 PIPE warrants do not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, we determined that the warrants should be treated as equity in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The terms of the March 2007 PIPE, described below, triggered the anti-dilution provisions of the February 2007 subscription and warrant agreements. We will be required to issue the investors 576,922 additional shares under the terms of the anti-dilution provisions and reduce the exercise price of the warrants from $0.12 per share to $0.104 per share. We have recorded $43,000 at March 31, 2007 as an additional component of the anti-dilution obligation for the estimated intrinsic value of the additional shares to be issued. No adjustment was required for the re-pricing of the warrants.

March 2007 PIPE

On March 28, 2007, when the market price of our common stock was $0.063 per share, we completed a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash which we plan to use for general corporate purposes. The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock. The Series A stock purchase warrants (the “2007 Series A Warrants”) to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 28, 2008. Series B stock purchase warrants (the “2007 Series B Warrants”) to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 28, 2008. If fully exercised, the warrants would provide us with an additional $13.5 million in cash. We agreed to file a registration statement for the resale of the shares purchased and the shares underlying the March 2007 PIPE warrants within 45 days of the closing and use our best efforts to obtain its effectiveness. Two of our officers also participated in this PIPE by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them, aggregating $630,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 PIPE.

The subscription agreements in the March 2007 PIPE contain an anti-dilution clause providing that we will issue the investors additional shares of our common stock for no additional consideration if we issue shares of our common stock in a subsequent financing transaction at less than $0.052 per share per share in the year following the investors’ purchase of our common stock. We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense. We valued the anti-dilution obligation of the March 2007 PIPE at its inception using a binomial pricing model to estimate future stock prices and derived a value of $2,260,000 using the following assumptions: current share price: $0.06; historical stock price volatility: 129.29%; risk-free interest rate: 4.90%; term (years): 1.0; expected dividend rate: 0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation. We determined that the valuation at the March 28, 2007 inception date was substantially equivalent to the valuation at March 31, 2007 and, accordingly, made no mark-to-market adjustment as of the latter date.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

Both the 2007 Series A Warrants and the 2007 Series B Warrants (together, the “March 2007 PIPE Warrants”) have one-year anti-dilution provisions which potentially reduce the exercise price proportionally in relation to the adjusted purchase price of the shares, but do not increase the number of shares issuable to the warrant holders. Accordingly, we determined that the March 2007 PIPE warrants do not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, we determined that the warrants should be treated as equity in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Warrants, options and stock grants

As noted in the preceding descriptions of the February 2007 PIPE and the March 2007 PIPE, we issued warrants to purchase an aggregate of 3,958,336 shares of our comon stock at $0.104 per share, following the anti-dilution price reset, in the February 2007 PIPE and warrants to purchase an aggregate of 168,177,036 shares of our common stock at $0.08 per share or $0.11 per share in the March 2007 PIPE. We also issued warrants to purchase our common stock at prices from $0.06 to 0.067 per share to placement agents in the February 2007 PIPE. Additionally, as described in Note 5, in March 2007 we re-priced certain previously-issued warrants in connection with the extension of the due dates of our 8% Secured Convertible Notes and our 7% Notes issued under the 2005 Marr Credit Facility.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

At March 31, 2007, we have warrants outstanding to purchase an aggregate of 214,803,480 shares of our common stock at a weighted average price of $0.103 per share, as summarized in the following table:

		Weighted Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Series A warrants issued in connection with March 2007 PIPE	112,118,024	$0.080	June 28, 2008
Series B warrants issued in connection with March 2007 PIPE	56,059,012	$0.110	September 28, 2008
Warrants issued in connection with February 2007 PIPE	3,958,336	$0.104	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February 2007 PIPE	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs	4,091,500	$0.450	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.221	May 28, 2009 or July 9, 2009
Warrants issued to placement agents in connection with the 2004 PIPEs	178,800	$0.500	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued warrants in connection with July 2006 Warrant Re-pricing	12,540,238	$0.093	August 3, 2007 or April 3, 2009
Warrants issued for investment banking services	500,000	$0.085	October 31, 2011
All other	305,283	$1.305	September 10, 2007 to May 6, 2009

	214,803,480	$0.103

See Note 11, Subsequent Events, regarding the extension of the term for certain of the Additional Warrants issued in connection with the July 2006 Warrant Re-pricing.

On February 1, 2007, when the market price for our common stock was $0.073 per share, we issued an option to purchase 500,000 shares of our common stock at $0.03 per share under the terms of our 2004 Incentive Plan to a former officer in connection with a separation agreement and recorded non-cash selling, general and administrative expense of approximately $30,000 in the first quarter of 2007. The option was 50% vested upon grant and the remainder vests 90 days after issuance. We valued the option using the Black-Scholes option pricing model and the following assumptions: term: 10 years; stock price volatility: 195.94%; risk-free interest rate: 4.72%; expected dividend rate: 0%.

During the first quarter of 2007, we issued stock grants for approximately 3,720,000 shares of our common stock to certain related parties and consultants under various agreements and recorded non-cash research and development expense of $42,000, net of accruals, and non-cash selling, general and administrative expense of approximately $173,000. Included in these grants are:
•
2,000,000 shares awarded to our President and Chief Executive Officer from our 2004 Incentive Plan under the terms of an employment agreement approved by the Compensation Committee of the Board of Directors on January 11, 2007; and

•	approximately 1,720,000 shares awarded to consultants and service providers from our 2004 Incentive Plan and our 2000 Equity Incentive Plan for services.

(7) Share Based Payments

We maintain stock compensation plans for our employees and directors which are described in Note 13, Share Based Payments, in the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-KSB filed with the SEC on April 2, 2007. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation, including stock options, in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally is the same as the vesting period of the grant. All of our stock compensation is accounted for as an equity instrument.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous filings.

We have not granted any stock options to employees since our adoption of SFAS 123R. Under the provisions of SFAS 123R, we have recorded approximately $16,000 and $52,000 of stock compensation expense attributable to unvested options at the date of our adoption of SFAS 123R in our statements of operations for the three month periods ended March 31, 2007 and 2006, respectively. We assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. We expect to utilize the Black-Scholes option pricing model for estimating the fair value of the stock compensation attributable to options granted to employees after our adoption of SFAS 123R. In determining the inputs to the valuation model, we would assume a dividend yield of zero since we have never paid cash dividends and have no present intention to do so. We would estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options. The risk-free interest rate would be determined based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. The expected term of the option would be calculated using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options. We have historically granted options having a ten year contractual term to our employees and directors.

A summary of option activity for all of our stock option plans from December 31, 2006 through March 31, 2007 is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2006	22,408,770	$0.576	7.36	$2,534
Options granted - at less than market value	500,000	$0.030
Options exercised	-	-
Options forfeited or expired	(110,554)	$0.234

Options outstanding at March 31, 2007	22,798,216	$0.566	7.17	$22,452

Options vested and exercisable at December 31, 2006	21,954,053	$0.058	7.34	$2,534

Options vested and exercisable at March 31, 2007	22,274,052	$0.576	7.12	$12,452

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at March 30, 2007, $0.07 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

The following table summarizes information about stock options outstanding under all of our option plans at March 31, 2007.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price
$0.01 to $0.31	2,311,977	7.88	$0.189	1,813,924	$0.209
$0.32 to $0.56	3,227,017	6.60	$0.344	3,202,573	$0.344
$0.585	16,600,000	7.22	$0.585	16,600,000	$0.585
$0.60 to $170.63	659,222	6.09	$2.494	657,555	$2.499
	22,798,216	7.17	$0.566	22,274,052	$0.576

At March 31, 2007, the expected compensation cost of options outstanding but not yet vested was approximately $31,000. We expect to recognize this cost over a weighted average period of approximately 1 quarter. We have not recorded any income tax benefits for stock-based compensation arrangements for the quarters ended March 31, 2007 or 2006, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(8) Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. Upon adoption of FIN 48, we commenced a review of the tax positions taken in our tax returns that remain subject to examination. Based upon our review, we do not believe we have any unrecognized tax benefits or that there is a material impact on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we have reported net operating losses that are being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits, as applicable, as a component of interest expense and other expense, respectively. As of the date we adopted FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor have we recognized any interest expense or penalties for the period ended March 31, 2007.

(9) Related Party Transactions

As described in Note 5, in February 2007, we amended the terms of the 2005 Marr Credit Facility to extend the period during which we might issue promissory notes under the facility and to reduce the minimum size of notes issuable under the facility. We subsequently issued promissory notes in the face amount of $392,800 under the facility. As also described in Note 5, effective March 28, 2007, we extended the due date of an aggregate of $4,200,000 of 7% notes issued under the 2005 Credit Facility from April 3, 2007 to April 3, 2009. As also described in Note 5, we also extended the due date of an aggregate of $4,983,000 of 8% Secured Convertible Notes from April 3, 2007 to April 3, 2009. Marr holds an aggregate of $3,223,000 of the 8% Secured Convertible Notes at March 31, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006
(Unaudited)

As described in Note 5, on February 6, 2007, we issued an 8% promissory note in the face amount of $50,000 to our Chief Executive Officer. This note was payable in full on March 31, 2007. On March 28, 2007, our Chief Executive Officer cancelled our obligation to repay an 8% promissory note in the face amount of $40,000 issued on November 30, 2006 and the February 6, 2007 note and the related accrued interest in conjunction with his participation in the March 2007 PIPE described in Note 6. We repaid in cash an 8% promissory note issued to the Chief Executive Officer in the face amount of $6,300 on November 10, 2006 on March 30, 2007.

As described in Note 6, our Chief Executive Officer and another officer participated in the March 2007 PIPE by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them. Our Chief Executive Officer participated by applying $100,000 of previously subscribed funds and canceling our obligation to repay an aggregate of $90,000 of 8% promissory notes, plus accrued interest, and $238,000 of accrued but unpaid compensation, for an aggregate participation of $430,000. The other officer participated by canceling our obligation to pay $200,000 of accrued but unpaid compensation. The officers were issued stock and warrants under the same terms as those made available to the primary investors in the March 2007 PIPE.

As also described in Note 5, on February 26, 2007, we issued a 12% secured promissory note to an employee in the face amount of $65,000. We used the proceeds of the note to purchase materials to produce our BED Incidence tests. We granted the employee a purchase money security interest in the tests produced and, until the note is repaid, all proceeds from the sale of such tests are to be used to repay the note and accrued interest. The note is due on May 26, 2007.

(10) Contingencies

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.40. The Complainants have the right to appeal the judgment.

(11)    Subsequent Events

Issuance of 8% Notes in payment of interest

Effective April 3, 2007, when the market price of our common stock was $0.067 per share, we issued an aggregate of approximately $99,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “April 2007 Interest Notes”) on the aggregate of the $5.0 million outstanding principal balance of the April 4, 2005 Notes and the subsequent quarterly interest notes. The April 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. We did not issue warrants in conjunction with the April 2007 Interest Notes.

Extension of term of August 2006 Additional Warrants

Effective April 20, 2007, we entered into amendment agreements with the holders of Additional Warrants issued in August 2006 in connection with the July 2006 Warrant Re-pricing who are not also holders of our 8% Secured Convertible Notes or our 7% Notes issued under the 2005 Marr Credit Facility. Under the terms of the agreements, in return for the cancellation of registration rights originally granted to the holders of the warrants, we extended the term of warrants exercisable at $0.25 per share to purchase an aggregate of 1,220,446 shares of our common stock from August 3, 2007 to April 3, 2009 and provided cashless exercise rights.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information we provide in this Form 10-QSB or statements made by our directors, officers or employees may constitute “forward-looking” statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-QSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

•	our ability to obtain an increased market share in the diagnostic test market;
•	the perceived benefits of our test products to governmental and other public health agencies, health care providers and consumers;
•	our ability to achieve growth;
•	the success of our future marketing and brand-building efforts;
•	FDA and international regulatory actions;
•	the further development of our technologies;
•	our ability to protect our proprietary technologies;
•	our ability to compete successfully against new and existing competitors;
•	our future financial and operating results;
•	our liquidity and capital resources;
•	changes in domestic or international conditions beyond our control that may disrupt our or our customers’ or distributors’ ability to meet contractual obligations;
•	changes in health care policy in the United States or abroad;
•	our ability to obtain additional financing as necessary to fund both our long-and short-term business plans;
•	fluctuations in market demand for and supply of our products;
•	public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;
•	availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;
•	our capital requirements and the possible impact on us if we are unable to satisfy these requirements;
•	our ability to attract or retain key personnel; and
•	statements under the caption “Risk Factors,” and other statements regarding matters not of historical fact.

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of May 14, 2007 and Calypte undertakes no duty to update this information. Should events occur subsequent to May 14, 2007 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Additional Factors That May Affect Future Results” beginning on page 34 of this Form 10-QSB.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Overview and Outlook

Our current focus is on commercializing our HIV-1/2 Rapid Tests, primarily in international markets. Our overall plan is to expand significantly our marketing and sales of our HIV-1/2 Rapid Tests. Our plan also includes developing and commercializing a second lateral flow platform design suitable for over-the-counter applications, permitting our entry into the HIV rapid test market in the United States and capable of expanding our product line beyond HIV to a broader set of diagnostic tests for other sexually transmitted diseases. Since the beginning of 2007, we have hired full-time sales and marketing employees to market our existing products and - full-time research and development employees to help develop our new products.

Trends, Events and Uncertainties

BED Incidence Test  Sales of our BED Incidence Test began in the fourth quarter of 2004 and accounted for essentially all of our sales from continuing operations in calendar 2005 and approximately 44% of our sales in calendar 2006. Incidence Test sales comprised approximately 73% of our total revenue in the first quarter of 2007 and 72% in the first quarter of 2006, although revenue from sales of the Incidence Test declined by 43% in 2007, primarily because the product was on backorder due to our inability to acquire inventory components during most of the first quarter of 2007. We have recently begun to acquire materials to complete our production of Incidence Test inventory and fulfill existing orders and expect to record sequentially increasing levels of sales through the remainder of 2007.

Sales of our Incidence Test during 2006 decreased by approximately 41% compared with sales in 2005. Incidence Test sales during 2005 reflected the impact of the initial sales ramp-up phase, with sequential increases in quarterly sales during the first three quarters of 2005. We believe the decrease in sales in 2006 was attributable to negative publicity regarding the usefulness of the BED Incidence Test. In February 2006, the CDC issued an Information Sheet: Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. addressing a December 2005 UNAIDS report regarding studies in Africa and Thailand indicating that the Incidence Test apparently over-estimated the incidence rate.  The Information Sheet acknowledges that the assay may cause over-estimation under certain conditions, suggests expanding current protocols, and indicates that data derived from its use in certain international settings may not be appropriate. During the second quarter of 2006, the CDC and UNAIDS agreed on a set of “Recommendations for Use” to address certain conditions that may have resulted in over-estimation of incidence. We believe that the test’s design and use and the interpretation of its results will continue to evolve as public health agencies and the CDC gain experience with it.  We continue to believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and that it will remain a viable epidemiological surveillance test.

Rapid Tests  Sales of our HIV-1/2 rapid diagnostic tests accounted for approximately one quarter of our revenues in both the first quarter of 2007 and 2006. We expect that our primary near- and medium-term future revenues will be derived from the sale of our HIV-1/2 rapid tests both to the professional and over-the-counter (OTC) markets, and potentially from the sales of diagnostic tests for other STDs or synergistic tests, such as tuberculosis or malaria, in the longer term.

Our focus for 2007 continues to be on commercializing the HIV-1/2 rapid tests, initially in a dipstick-format and produced in Thailand, from which we believe we can source certain African, Middle East and Southeast Asian markets. The testing protocol in many countries includes HIV and one or more of the following tests: tuberculosis, hepatitis B or C, and malaria.

We plan to utilize regional manufacturing to take advantage of local market opportunities. These sites could also be used to manufacture product for export to other markets. Our first such site is in China, with our joint venture, Beijing Marr. We also envision manufacturing operations in India and in the Middle East. The objectives are better customer service and stronger margins for all parties concerned. These sites are also logical bases for research and development centers to take advantage of local talent and to accelerate our ability to bring new products, technologies and platforms to market.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We submitted our AwareTM HIV-1/2 oral fluid (OMT) rapid test for approval to the Chinese State Food and Drug Administration (“SFDA”) in January 2006 and during 2006 the test passed a number of critical milestones essential to its ultimate approval. We were in routine contact with the SFDA during the second half of 2006 and provided additional or clarifying information as requested during their general review process. Our test was reviewed by an SFDA expert panel in December 2006 and subsequent to the meeting, in January 2007, we received a formal request from the SFDA for additional information. Some of the information requested was informally presented to the SFDA in the December 2006 technical review, and is readily available. In response to the request, we have conducted an additional clinical trial of approximately 1,000 subjects randomly collected from the general (low-risk) population. We completed this trial and submitted the other required information to the SFDA in early May 2007.

Our joint venture Beijing Marr will manage the Chinese oral fluid test product launch. There are several large markets in China, such as those created by laws requiring HIV testing of military recruits and university students as part of their admissions process, as well as a publicly-announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion person population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

Beijing Marr has recently completed upgrading and renovating its manufacturing operations to facilitate the production of our AwareTM HIV-1/2 rapid oral fluid (OMT) test. We are evaluating our operational procedures to ensure our compliance with ISO 9001 and ISO 13485 standards. We have already completed the required technology transfer, and compliance with these standards will enable us to manufacture for both the Chinese market and for export from China to our other international markets. We are also evaluating whether to renew our Chinese GMP certificate now, based on an HIV rapid diagnostic test Beijing Marr acquired along with the manufacturing facility or, following the expected approval by the SFDA, based on our AwareTM HIV-1/2 OMT rapid test.

We expect China to be one of our three largest markets, along with India and Russia. These focus areas mirror the areas predicted to have the greatest increase in HIV infections over the next few years. We believe that a simple, non-invasive test will have significant demand as it can be used as an integral part of a real-time treatment program. We have received approval to sell our tests in Russia and we have completed our clinical and product evaluations in India. Our tests continue to perform well and consistently in all trials to-date.

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

We continue to pursue business opportunities in the Middle East, targeting the UAE, which has provided our first approval in the region. We are considering a local manufacturing or product assembly site to enhance our strength and presence, not only in the UAE, but in Saudi Arabia, Kuwait, and throughout the GCC.

During the third quarter of 2006, we received approval for our Aware™ HIV-1/2 OMT rapid test for both the professional and OTC markets in the Russian Federation. We expect to utilize Marr’s expertise and contacts in the Russian Federation as we establish our distribution system and our sales and marketing activities in that region. Additionally, one of the investors in the March 2007 private placement has extensive relationships in both Russia and in the Middle East that we expect will be of value in expanding our sales reach. We have initiated contacts in the private sector, where a number of large corporations are focusing a portion of their social budgets on the HIV/AIDS problem in their communities. Russia currently has the fastest growing rate of increase in HIV/AIDS infection worldwide and is an important sales focus for us in 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In India, we have completed product evaluations for both the military and private sectors and have submitted the results for regulatory approval. The culmination of this process is expected to result in sales in this important region during 2007. By the end of 2007, we expect to have achieved our initial sales and marketing milestone - regulatory approvals in the four parts of the world having the greatest HIV/AIDS prevalence, namely Sub-Saharan Africa, China, India and Russia.

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

Our current Aware™ product line is a rapid testing solution that is well suited for developing countries. However, in developed countries, including in the U.S., the design of the original Aware™ product line may infringe on certain lateral flow technology patents for which we have been unable to obtain licenses. Further, a cassette-enclosed format may be more acceptable in markets like the U.S. On a longer-term basis, we plan to introduce the Aware™ II product line for these markets. The Aware™ II line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the “Ani Platform”) that we also believe avoids infringing the traditional lateral flow patents by moving a critical test component known as the conjugate from the test strip to another part of the system.

In September 2006, the U.S. CDC updated its HIV testing guidelines, specifically recognizing the benefits of rapid tests in timely communicating HIV status to patients. The CDC’s revised recommendations include routine HIV testing for patients in all health-care settings after the patient is notified that testing will be performed unless the patient declines (opt-out screening); at least annual testing for persons at high risk for HIV infections; and routine opt-out screening for all pregnant women. We believe that a rapid HIV test based on the Ani Platform would be well-suited for testing in the professional healthcare sector contemplated in the CDC’s revised guidelines.

Further, while there are currently no U.S. FDA-approved over-the-counter HIV tests, at least one of our competitors has expressed its intent to develop such a test and has announced that it has commenced pre-clinical trials. An FDA advisory panel has recommended that the FDA consider an approval protocol for such a test. We believe that OTC tests would be advantageous in the battle against HIV transmission and that a rapid test platform such as the Ani Platform is appropriate for use in an FDA-approved OTC application, potentially coupled with tests such as a rapid incidence test and tests for other STD’s or conditions. We are monitoring the FDA’s progress on this subject and expect to commence the regulatory approval process for professional market and OTC tests in the U. S. during 2007.

Financial Considerations

Our operating cash burn rate has been trending downward since 2004. Our burn rate for the year ended December 31, 2005 declined to approximately $0.7 million per month from $1.1 million per month in 2004. Our consolidated operating cash burn rate for 2006 averaged less than $0.5 million per month, including the impact of our Chinese joint venture operations. Our consolidated burn rate for the first quarter of 2007 was approximately $315,000 per month, compared to $536,000 in the first quarter of 2006, as we scaled back our activities and did not fill vacant positions to the extent possible prior to closing the March 2007 financing. We expect our 2007 burn rate to increase above that of the first quarter level as we resume normal activities and expand our efforts and make the investments required to achieve our near-term milestones. Our domestic burn rate decreased in 2006 primarily as a result of restructuring our business and the discontinuation of our Legacy Business.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

During the first quarter of 2007, we incurred a net loss of $2.8 million. At March 31, 2007, we had a working capital deficit of $2.4 million and our stockholders’ deficit was $7.2 million. During 2006, we incurred a net loss of $13.8 million, including a charge for $8.2 million in non-cash interest expense, primarily attributable to the accounting for our convertible debt and related derivatives and the re-pricing of certain warrants, and we incurred a $5.0 million negative cash flow to fund our operations. Based upon our financial condition at December 31, 2006, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2006 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.

During the first quarter of 2007, however, we entered into additional financing arrangements. We expect that the $5.2 million in financing we raised in the March 2007 private placement will carry us into the fourth quarter of 2007 based on our current operating burn rate and our known commitments. We continue to evaluate our sales forecasts and the potential investments that may be required to expand our business. In this regard, we consider the proceeds from the exercise of our outstanding common stock purchase warrants as a potential source of medium-term financing that would finance our growth plans, as well as fund our operating losses and working capital requirements during the expected growth phase of our business, beginning in 2007 and continuing into 2008. Of the $617,800 that we received from other financings in the first quarter of 2007, $250,000 was bridge financing that we repaid from the proceeds of the March 2007 private placement. At March 31, 2007, we also had outstanding the unpaid balance of the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, aggregating $9,183,000, all of which are now due in April 2009. With the exercise of the warrants uncertain, we do not believe that our current cash resources are sufficient to allow us to fully attain our business milestones and achieve positive cash flow. Based on our current obligations and our 2007 operating plans, we do not believe that we can sustain our operations through 2007 without obtaining additional financing or in the absence of an early exercise of a significant portion of the 150 million warrants issued in the March 2007 private placement. There can be no assurance that additional financing will be available, or if it is available, that it will be on acceptable terms. As we expand in the U.S., we expect to form strategic partnerships with companies that have greater strength than we to penetrate the potential OTC testing market. We do not currently have any definitive agreements with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. Further, our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005, as amended, and the 7% Promissory Notes issued under the 2005 Credit Facility with Marr, as amended, may inhibit our ability to secure financing in the future.

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during the remainder of 2007 and beyond. In the absence of adequate resources from current working capital and existing financing arrangements, we will be required to raise additional capital to sustain our operations.

Off-Balance Sheet Arrangements  We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii).

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs, derivative and anti-dilution liabilities and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•
Inventory Valuation  We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since our Legacy Business products historically incurred negative gross profit on an annual basis, and had high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. At March 31, 2007 and December 31, 2006, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials, components and finished products.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Although we did not grant any stock options to employees during the first quarter of 2007 or during 2006, under the terms of SFAS 123R, we recorded $16,000 and $52,000 of stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R in selling, general and administrative expenses in our Statement of Operations for the quarters ended March 31, 2007 and 2006, respectively. When we grant employee options, we plan to estimate their fair value using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  We plan to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Total revenues	$52	$91
Cost of product sales	35	60

Gross Margin	17	31

Operating expenses:
Research and development	345	523
Selling, general and administrative	1,187	1,290

Total operating expenses	1,532	1,813

Loss from operations	(1,515)	(1,782)

Interest expense	(1,407)	(1,796)
Minority interest in losses of consolidated joint ventures	63	153
Other income, net	72	20

Loss before income taxes	$(2,787)	$(3,405)

Quarter ended March 31, 2007 and 2006

Our revenue for the third quarter of 2007 totaled $52,000 compared with $91,000 for the first quarter of 2006, a decrease of $39,000 or 43%. Sales of our BED Incidence Test accounted for approximately three-quarters of our sales in both the first quarter of 2007 and 2006. Sales of our AwareTM HIV-1/2 rapid tests Rapid test sales accounted for the balance in both quarters. We had a backlog of approximately $95,000 of BED Incidence Test orders that we were unable to ship at the end of the first quarter of 2007.

Three customers accounted for approximately 83% of our first quarter 2007 revenue. Purchases by our South African distributor of both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests accounted for approximately 44% of our first quarter 2007 revenue. BED Incidence Test purchases by the CDC’s New York testing lab and by a Canadian public health agency accounted for an additional 29% and 10%, respectively, of our first quarter 2007 sales. Three customers accounted for approximately 88% of our first quarter 2006 revenue. Two customers purchasing the BED Incidence Test, the Chinese CDC and the US CDC Zambia project, accounted for approximately 33% and 27%, respectively, of first quarter revenues. Our distributor for the Middle East purchased OMT rapid tests that accounted for approximately 28% of first quarter 2006 revenue.

Our gross margin was 33% of sales in the first quarter of 2007, compared with 34% in the first quarter of 2006, resulting primarily from the similar proportion of BED Incidence Test and rapid test sales between the quarters. Although these margin rates are similar, they are not typical of our expected future results because of the minimal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Further, our current product costs are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate in our expected commercial scale operations.

Research and development costs decreased by $178,000 or 34%, from $523,000 in the first quarter of 2006 to $345,000 in the first quarter of 2007. Our domestic R&D expense decreased by $145,000 primarily because two positions in our R&D staff were filled in the first quarter of 2006 but vacant in the first quarter of 2007. We also incurred lower costs related to outside consultants and clinical trials in the first quarter of 2007. Additionally, R&D expenses incurred by our Beijing Marr joint venture decreased by $33,000.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Selling, general and administrative costs decreased by $103,000 or 8%, from $1,290,000 in the first quarter of 2006 to $1,187,000 in the first quarter of 2007. The primary components of the net decrease include the following:
•	a decrease of approximately $130,000 incurred by our Chinese joint ventures as a result of personnel reductions and reorganizations within those entities; offset by
•	increases in investor relations consulting and business development expenses.

Our loss from operations for the first quarter of 2007, at $1,515,000, reflects a 15% decrease compared with the $1,782,000 loss reported for the first quarter of 2006.

We recorded interest expense of $1,407,000 for the first quarter of 2007 compared with $1,796,000 of interest expense in the first quarter of 2006, primarily as a result of the accounting for the derivative and anti-dilution obligations of our 2005 convertible note financing which were required to be adjusted to their fair value prior to their expiration in 2006, with the change in value being recognized in interest expense.

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Three Months ended March 31,		Decrease
	2007	2006	Expense
Interest on debt instruments paid or payable in cash	$(81)	$(63)	$(18)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(100)	(158)	58
Amortization and proportional write-off upon conversion of note
and debenture discounts and deferred offering costs	(1,208)	(1,170)	(38)
Mark to market adjustment of anti-dilution obligations arising from
the February and March 2007 financings	12	-	12
Mark to market adjustment of derivative and anti-dilution
obligations arising from the April 2005 financing	-	(375)	375
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)	-
Total non-cash items	(1,326)	(1,733)	407
Total interest expense	$(1,407)	$(1,796)	$389

Liquidity and Capital Resources

Financing Activities

In April 2005, we concluded an $8 million convertible note financing and entered into a $5.5 Million Credit Facility with Marr, both as described in Note 5 of the unaudited condensed consolidated financial statements. Between April 2005 and April 2007, we have availed ourselves of the entire $5.5 million amount committed under the Credit Facility by issuing 7% Promissory Notes to Marr. In March 2007, we extended the maturity date of both the 8% Secured Convertible Notes and the 7% Promissory Notes from April 3, 2007 until April 3, 2009. In the absence of additional conversions, the remaining outstanding balance of the 8% Convertible Notes (including notes issued in payment of interest) and the 7% Promissory Notes, $5,082,000 and $4,200,000, respectively, at April 30, 2007 must be repaid in cash in April 2009.

In June 2006, we entered into a subscription agreement with an accredited investor under which the investor purchased 2,750,000 shares of our common stock at a price of $0.18 per share, and we received $495,000 in proceeds.

During July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreements with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. Investors exercised warrants to purchase an aggregate of 25,080,000 shares of our stock at the reduced exercise price. We received approximately $258,000 in cash proceeds from the exercises and entered into agreements with certain warrant holders for the cancellation of our obligations to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,545,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility and related accrued interest in lieu of cash payments for the warrant exercises.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In February 2007, we entered into a subscription agreement with an accredited investor pursuant to which the investor agreed to purchase 1,666,667 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,666,667 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $100,000 in a private placement transaction pursuant. In. March 2007, we entered into a subscription agreement with the same investor pursuant to which the investor agreed to purchase 833,334 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,041,668 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $50,000. Also in March 2007, we entered into subscription agreements with two additional investors pursuant to which the investors agreed to purchase an aggregate of 1,250,001 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,250,001 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $75,000.

In March 2007, we completed a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash which we plan to use for general corporate purposes. The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock. The Series A stock purchase warrants (the “2007 Series A Warrants”) to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 28, 2008. Series B stock purchase warrants (the “2007 Series B Warrants”) to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 28, 2008. If fully exercised, the warrants would provide us with an additional $13.5 million in cash. We agreed to file a registration statement for the resale of the shares purchased and the shares underlying the March 2007 PIPE warrants within 45 days of the closing and use our best efforts to obtain its effectiveness. Two of our officers also participated in this PIPE by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them, aggregating $630,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 PIPE.

Operating Activities

During the three months ended March 31, 2007 and 2006 we used cash of $0.9 million and $1.6 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

Additional Factors That May Affect Future Results

We recommend that investors carefully consider the following risk factors and other information included in this Quarterly Report on Form 10-QSB. The risks and uncertainties described below are not the only ones we face. We have enumerated a number of additional risks and uncertainties in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 2, 2007. If any of the following risks, or others, occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

Risk Related to Our Financial Condition

If We are Unable to Obtain Additional Financing We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

At March 31, 2007, we have extended the maturity of the $4.2 million of 7% Promissory Notes we have outstanding under the 2005 Marr Credit Facility Agreement as well as the unconverted $5.0 million of Secured 8% Convertible Notes, from April 3, 2007 until April 3, 2009, and we completed a $5.2 million private placement on March 28, 2007. We expect that the $5.2 million in financing that we raised in the March 2007 private placement will carry us into the fourth quarter of 2007, based on our current operating burn rate and our known commitments. We continue to evaluate our sales forecasts and the potential investments that may be required to expand our business. In this regard, we consider the proceeds from the exercise of our outstanding common stock purchase warrants, including the warrants to purchase 150 million shares of our common stock that were issued in the March 2007 private placement, as a potential source of medium-term financing that could finance our growth plans, as well as fund our operating losses and working capital requirements during the expected growth phase of our business, beginning in 2007 and continuing into 2008. Nevertheless, with the exercise of the warrants uncertain, we do not believe that our current cash resources are sufficient to allow us to fully attain our business milestones and achieve positive cash flow. Based on our current obligations and our 2007 operating plans, we do not believe that we can sustain our operations through 2007 without obtaining additional financing or in the absence of an early exercise of a significant portion of the 150 million warrants issued in the March 2007 private placement. We believe we will need to arrange additional equity-based financing to fund our operations and make the investments necessary to continue to execute our business plan beyond 2007. While the proceeds we would receive from the exercise of the warrants issued in the March 2007 private placement would provide the necessary financing, there can be no assurance that sufficient warrants, or any, will be exercised during 2007. In addition, there can be no assurance that we will achieve or sustain profitability or positive cash flows in the future.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Under the terms of the private placements we completed in February and March 2007, we have filed a registration statement for the resale of approximately 107 million shares of common stock that we issued to non-affiliates plus the 150 million shares underlying immediately exercisable warrants that they also hold. Following the issuance of notes in payment of interest accrued through April 3, 2007, our 8% Secured Convertible Notes are immediately convertible into approximately 17 million registered shares and there are approximately 30 million registered shares underlying immediately exercisable warrants granted in the April 2005 Placement and in the May and July 2004 PIPEs. Upon the effectiveness of the registration statement or the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. The 107 million outstanding shares of our common stock issued to non-affiliates in the March 2007 private placement will become freely tradable upon the effectiveness of the registration statement, and other non-affiliated investors hold approximately 160 million shares of our common stock that are now freely tradable. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

We May Need our Stockholders to Authorize Additional Shares of or a Reverse Split of our Common Stock in the Near Future.

From inception through March 31, 2007, we have issued approximately 340 million shares of our common stock and raised approximately $163 million. We have 800 million shares of our common stock authorized for issuance. After considering the share reserves required for our benefit plans and our recent financings, we have the ability to issue approximately 125 million shares of our common stock for future financings or for other purposes. In addition to the potential dilutive effect of issuing such a large number of shares at current prices, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

At the current market price of our stock, the remaining amount of authorized common stock may not permit us to complete a financing of sufficient size to achieve cash flow self-sufficiency. We may find it necessary to request that our stockholders approve an increase in the number of authorized shares to provide us with the flexibility to continue to finance our operations. Alternatively, we may consider a reverse split of our common stock. At current prices, our stock is considered a “penny stock,” which precludes it from trading on a stock exchange or other major trading market and prevents major institutional investors and many foreign investors from holding it in their portfolios. If our stockholders are requested to, and approve, a reverse split, the number of authorized shares will remain unchanged, providing us with greater flexibility to issue stock for future financings or for other purposes. There can be no assurance, however, that the post-reverse split trading price of our common stock will reflect the ratio used in a reverse split, should such a split be approved by our stockholders. While there is no impending announcement of an increase in the number of authorized shares or a reverse split, such an announcement may also cause certain investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock. There can be no assurance that our stockholders will, if so requested, approve either of these alternatives. If they do not, we may not be able to continue financing our operations and we would have to revise our business plan, curtail our operations, or both.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“VP-Finance”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the “Controls Evaluation”) as of March 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Vice President-Finance and Administration, as appropriate to allow for timely decisions regarding required disclosure. Effective January 1, 2006, we began consolidating our interests in Beijing Calypte and Beijing Marr. We have concluded that the disclosure controls and procedures for our consolidated entity are currently not effective and we are evaluating and implementing procedures to remediate the deficiencies, including clearly defining roles and responsibilities in our accounting and finance organization and training both our staff and our contract manufacturer and joint venture partners to use our computerized accounting and control system. No change in internal control over financial reporting occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.40. The Complainants have the right to appeal the judgment.

Item 2. Unregistered sales of securities and use of proceeds

During the last three years, we have issued the following securities that were not registered under the Securities Act:

In May 2004, we sold 23,249,075 shares of our common stock at $0.40 per share and five-year warrants to purchase 8,137,500 shares of our common stock at an exercise price of $0.50 per share to seven accredited investors in a private placement, resulting in gross proceeds to us of $9,300,000. We paid placement agents’ fees of $531,000 and issued five-year warrants to purchase a total of 630,000 shares of common stock with an exercise price of $0.50 per share.

In July 2004, we sold 3,719,999 shares of our common stock at $0.40 per share and five-year warrants to purchase 2,604,000 shares of our common stock at an exercise price of $0.50 per share to five accredited investors in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 506. The total offering price was $1,488,000. We paid a placement agent’s fee of $104,000 and issued five-year warrants to purchase a total of 148,800 shares of common stock with an exercise price of $0.50 per share.

In September 2004, we issued a warrant to Vencore Solutions, LLC, an accredited investor, to purchase 55,000 shares of our common stock at an exercise price of $0.406 per share as consideration for a $500,000 equipment sale and lease back agreement.

In September 2004, we issued to Ani Biotech OY, a foreign entity, 1,172,205 shares of our common stock, valued at approximately $469,000, based on a market price of $0.39 per share, pursuant to the terms of a License and Technology Transfer Agreement in consideration for the grant of the licenses, in addition to 232,840 euros for the equipment.

In April 2005, we sold $8,000,000 of Secured 8% Senior Convertible Notes convertible into 26,666,667 shares of common stock at $0.30 per share, five-year Series A warrants to purchase 26,666,667 shares of our common stock at an exercise price of $0.325 per share and five-year Series B warrants to purchase 12,000,000 shares of our common stock at an exercise price of $0.325 to five accredited investors in a private placement. We paid finders’ fees and placement agent fees of $333,000 and issued to finders and placement agents $97,500 of Secured 8 % Senior Convertible Notes and five-year warrants to purchase 471,250 shares of our common stock at the exercise price of $0.325, five-year warrants to purchase 533,333 shares of common stock at the exercise price of $0.30 per share and five-year warrants to purchase 1,333,333 shares of common stock at the exercise price of $0.23.

In April 2005, we issued a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.40 per share to Marr, a foreign entity, in consideration of its extension to us of up to $5,500,000 under the terms of a Credit Facility Agreement.

In June 2005, we issued 7,100,000 shares of our common stock and five-year warrants to purchase 1,300,000 shares of our common stock at an exercise price of $0.325 to the accredited investors in the May 2004 and July 2004 private placements in consideration of their agreement to forego anti-dilution entitlements unless and until approved by our stockholders. In consideration of this amendment to their rights, we also lowered the exercise price of the warrants originally issued in the private placements to $0.45 per share and the warrant anti-dilution adjustment exercise price to $0.325 per share.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In June 2006, we sold 2,750,000 shares of our common stock at a purchase price of $0.18 per share to a foreign investor in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 901, resulting in gross proceeds to us of $495,000.

In August 2006, we issued 12,540,000 one-year warrants to purchase our common stock at an exercise price of $0.25 per share to ten accredited investors from our May 2004, July 2004 and April 2005 private placements and to Marr in connection with the credit facility it extended to us in 2005 in a private placement. The warrants were issued in consideration of the investors’ accelerated exercise of warrants issued to them in the previous private placements and the credit facility at the reduced exercise price of $0.15 per share. We received $258,000 in gross proceeds from the exercise of the warrants and, in lieu of paying us the cash exercise proceeds, certain of the investors cancelled our obligation to repay an aggregate of $959,000 of our 8% Secured Convertible Notes and $2,443,000 of our 7% promissory notes issued under the 2005 Marr Credit Facility and $102,000 of related accrued interest.

In October 2006, we issued a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.085 per share, to CapStone Investments, an accredited investor, in consideration for investment banking services it provided to us pursuant to an agreement, approved by our board of directors. We recorded $42,000 of non-cash selling, general and administrative expense in connection with this warrant.

In February 2007 and March 2007, we sold 3,750,000 shares of our common stock at a purchase price of $0.06 per share and five-year warrants to purchase 3,958,336 shares of our common stock at an exercise price of $0.12 per share to three accredited investors in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) and Regulation D, resulting in gross proceeds to us of $225,000. In April 2007, the investors were issued 576,922 additional shares of our common stock under anti-dilution adjustment provisions contained in their transaction documents and the warrant exercise price was lowered to $0.104 per share.

In March 2007, we sold 100,000,000 shares of our common stock at a purchase price of $0.052 per share, 15-month warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.08 per share and 18-month warrants to purchase 50,000,000 shares of our common stock at an exercise price of $0.11 per share to four foreign investors in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 901, resulting in gross proceeds to us of $5,200,000.

In March 2007, we issued 8,271,870 shares of our common stock, valued at $0.052 per share, 15-month warrants to purchase 8,271,870 shares of our common stock at an exercise price of $0.08 per share and 18-month warrants to purchase 4,135,935 shares of our common stock at an exercise price of $0.11 per share to Roger I Gale, an accredited investor, Chairman of our board of directors and chief executive officer of our company, in satisfaction of $191,862 owed to him by our company for loans and advances and $238,275 owed to him as compensation under his Consulting Agreement and Interim CEO Agreement. We valued these shares at $430,137, the total amount owed to Mr. Gale.

In March 2007, we issued 3,846,154 shares of our common stock, valued at the market price of $0.052 per share, 15-month warrants to purchase 3,846,154 shares of our common stock at an exercise price of $0.08 per share and 18-month warrants to purchase 1,923,077 shares of our common stock at an exercise price of $0.11 per share to Richard D. Brounstein, an accredited investor and Executive Vice President of our company, as compensation due to him under his Employment Agreement. We valued these securities at $200,000, the amount owed to Mr. Brounstein under the Employment Agreement.

No underwriters were involved in the above sales of securities. The securities described above in this Item 26 were issued to investors in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D or Rule 901 of Regulation S promulgated under the Securities Act relative to sales by an issuer not involving any public offering.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the first quarter of 2007.

Item 5. Other information - Subsequent Events

Issuance of 8% Notes in payment of interest

Effective April 3, 2007, when the market price of our common stock was $0.067 per share, we issued an aggregate of approximately $99,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “April 2007 Interest Notes”) on the aggregate of the $5.0 million outstanding principal balance of the April 4, 2005 Notes and the subsequent quarterly interest notes. The April 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. We did not issue warrants in conjunction with the April 2007 Interest Notes.

Extension of term of August 2006 Additional Warrants

Effective April 20, 2007, we entered into amendment agreements with the holders of Additional Warrants issued in August 2006 in connection with the July 2006 Warrant Re-pricing who are not also holders of our 8% Secured Convertible Notes or our 7% Notes issued under the 2005 Marr Credit Facility. Under the terms of the agreements, in return for the cancellation of registration rights originally granted to the holders of the warrants, we extended the term of warrants exercisable at $0.25 per share to purchase an aggregate of 1,220,446 shares of our common stock from August 3, 2007 to April 3, 2009 and provided cashless exercise rights.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the first quarter of 2007 and thereafter through April 30, 2007:

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

Form 8-K regarding Item 7.01 Regulation FD Disclosure - filed April 6, 2007 - Providing the prepared remarks of Messrs. Roger Gale, Richard D. Brounstein and Jerrold d. Dotson Investor Webcast reporting the Company’s financial results for the year ended December 31, 2006 held on April 5, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: May 15, 2007	By:	/s/ Jerrold D. Dotson

Jerrold D. Dotson Vice President – Finance and Administration (Principal Accounting Officer)