Form 10QSB
period 2007-06-30
CALYPTE BIOMEDICAL CORP
filed 2007-08-13
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes     ☐No

The registrant had 342,311,987 shares of common stock outstanding as of August 10, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-QSB

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,174	$372
Accounts receivable, net of allowance of $1 at June 30, 2007 and December 31, 2006	54	16
Inventory	294	264
Prepaid expenses	242	244
Deferred debt issuance costs, net of accumulated amortization of $725 at December 31, 2006	-	64
Other current assets	31	10

Total current assets	3,795	970

Property and equipment, net of accumulated depreciation of $625 and $533 at June 30, 2007 and
and December 31, 2006, respectively	1,399	1,359
Intangible assets, net of accumulated amortization of $327 and $164 at June 30, 2007 and
December 31, 2006, respectively	2,607	2,716
Deposit on China facility acquisition	2,103	2,001
Other assets	910	972

	$10,814	$8,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,025	$3,690
Advances from related parties	1,987	1,871
8% Notes payable to a related party	-	46
12% Convertible debentures payable	60	60
Anti-dilution obligation	1,400	-
Capital lease obligations	-	131

Total current liabilities	6,472	5,798

8% Convertible notes payable, net of discount of $856 and $1,114 at June 30, 2007 and
December 31, 2006, respectively	4,226	3,739
7% Notes payable to a related party, net of discount of $192 at June 30, 2007	4,008	4,057
Minority interest in consolidated joint ventures	777	766
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
June 30, 2007 and December 31, 2006; 100,000 shares issued and outstanding at
June 30, 2007 and December 31, 2006; aggregate redemption and liquidation value of
$1,000 plus cumulative dividends	3,116	3,056

Total liabilities	18,599	17,416

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at June 30, 2007 and
December 31, 2006; 341,602,666 and 221,145,656 shares issued and outstanding as of
June 30, 2007 and December 31, 2006, respectively	10,248	6,634
Common stock subscribed	-	100
Additional paid–in capital	153,163	151,502
Deferred compensation	8	9
Accumulated deficit	(171,204)	(167,643)

Total stockholders’ deficit	(7,785)	(9,398)

	$10,814	$8,018

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Product sales	$282	$49	$334	$140

Operating costs and expenses:
Cost of product sales	216	78	251	138
Research and development expenses	250	376	595	900
Selling, general and administrative expenses (non-cash of
$47 and $398 for the three and six months ended June 30, 2007, respectively, and non-cash of $82 and $440 for the three and six months ended June 30,2006, respectively)	1,272	954	2,459	2,245

Total operating expenses	1,738	1,408	3,305	3,283

Loss from operations	(1,456)	(1,359)	(2,971)	(3,143)

Interest income (expense), net (non-cash income of $627 and
expense of ($699) for the three and six months ended June 30, 2007, respectively, and non-cash expense of ($2,401) and ($4,135) for the three and six months ended June 30, 2006, respectively)	549	(2,492)	(858)	(4,289)

Minority interest in losses of consolidated joint ventures	125	87	188	240
Other income, net	10	43	82	66

Loss before income taxes	(772)	(3,721)	(3,559)	(7,126)

Income taxes	-	-	(2)	(2)

Net Loss	$(772)	$(3,721)	$(3,561)	$(7,128)

Net loss per share (basic and diluted)	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average shares used to compute net loss per share
(basic and diluted)	341,395	191,921	285,425	188,018

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(3,561)	$(7,128)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	205	149
Amortization of deferred compensation	-	3
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts	1,257	3,061
Amortization and proportional write-off upon conversion of deferrred debt
issuance costs	64	359
Dividends on mandatorily redeemable Series A preferred stock	60	60
Anti-dilution obligation and note derivative liability	(913)	375
Extension of maturity of August 2006 Additional Warrants	29	-
Stock-based employee compensation expense	22	96
Fair market value of common stock, warrants, and options granted for services	418	414
Loss on disposition of equipment	19	-
Gain on foreign currency translation	(133)	(64)
Changes in operating assets and liabilities:
Accounts receivable	(38)	51
Inventory	(30)	(22)
Prepaid expenses and other current assets	65	64
Accounts payable, accrued expenses and other current liabilities	(96)	(505)

Net cash used in operating activities	(2,632)	(3,087)

Cash flows from investing activities:
Consolidated joint venture, net cash acquired	-	798
Investment in joint ventures by minority interest	199	1,070
Minority interest in joint venture losses	(188)	(240)
Deposit on China manufacturing facility and related assets	-	(1,673)
Purchases of equipment	(57)	(637)

Net cash used in investing activities	(46)	(682)

Cash flows from financing activities:
Proceeds from sale of stock	5,425	18
Expenses related to sales of stock	(1)	-
Proceeds from notes issued to a related party	508	3,500
Repayment of notes issued to a related party	(321)	-
Principal payment on capital lease obligations	(131)	(84)

Net cash provided by financing activities	5,480	3,434

Net increase (decrease) in cash and cash equivalents	2,802	(335)

Cash and cash equivalents at beginning of period	372	492

Cash and cash equivalents at end of period	$3,174	$157

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006

Supplemental disclosure of cash flow activities:
Cash paid for interest	$161	$156
Cash paid for income taxes	2	2

Supplemental disclosure of noncash activities:
Conversion of notes payable and accrued interest to common stock	92	2,954
Conversion of accrued interest into notes payable	199	329
Transfer of note derivative liability to equity	-	1,874
Common stock issued in payment of accrued compensation	438	-

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

(1)    The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Prior to that date, our stock had traded on the American Stock Exchange under the symbol “HIV”. Our administrative offices are currently located in a suburb of Portland, Oregon. We also have research operations nearby. Late in the second quarter of 2007, we entered into a lease for laboratory, office and manufacturing space in Portland into which we expect to combine our operations during the third quarter of 2007. Through our 51%-owned joint ventures, we have manufacturing and marketing operations in Beijing, China. In the second quarter of 2007, we established a representative sales and marketing office in Dubai, United Arab Emirates and, at June 30, 2007 were creating a similar office in Geneva, Switzerland.

Historically, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we refer to as our “Legacy Business.” In November 2005, we sold the Legacy Business to Maxim Biomedical, Inc.

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market. We have completed field trials or product evaluations of our HIV-1/2 Rapid Tests covering an aggregate of over 7,000 samples in China, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the tests. In our studies, the tests have averaged 99.7% accuracy. We have obtained regulatory approvals in parts of Africa, Southeast Asia, the Middle East, Russia and, most recently, in India, and we expect to expand our market reach on a steady basis. We plan to develop a complementary oral fluid test using an alternative antigen that will enable us to market a completely non-invasive screening and confirmation testing system for HIV-1/2. We also plan to develop an oral fluid HIV-1/2 rapid test for the U.S. market.

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

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 19% of our outstanding stock. Through the second quarter of 2007, the operations of Beijing Calypte have been primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”). We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr. Marr Asia continues to own the remaining 49% interest in Beijing Marr. Through the acquisition of Beijing Marr, we have acquired rights to manufacturing facilities and other assets necessary to manufacture our HIV-1/2 Rapid Test products in China. Beijing Marr has recently completed renovated the manufacturing facilities and is pursuing the necessary governmental approvals to begin production and sale of our HIV-1/2 rapid oral fluid (OMT) diagnostic test, which remains under evaluation by the Chinese State Food and Drug Administration (“SFDA”). We are evaluating our operational procedures at this facility to ensure our compliance with ISO 9001 and ISO 13485 standards and expect that it will also support the manufacturing of our products for export to other countries.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
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

During the first half of 2007, we incurred a net loss of $3.6 million. At June 30, 2007, we had a working capital deficit of $2.7 million and our stockholders’ deficit was $7.8 million. Based upon our financial condition at December 31, 2006, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2006 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.

During the first quarter of 2007, however, we entered into additional financing arrangements. We expect that the $5.2 million in financing we raised in the March 2007 private placement, described in Note 6, Stockholders’ Deficit, will carry us into the fourth quarter of 2007, based on our recent operating burn rate, our 2007 operating plans and our known commitments. We continue to evaluate our sales forecasts and the potential investments that may be required to expand our business. We do not believe that we can sustain our operations through 2007 without obtaining additional financing or in the absence of the early exercise of a significant portion of the 150 million warrants issued in the March 2007 private placement. In this regard, we consider the proceeds from the exercise of our outstanding common stock purchase warrants as a potential source of financing that would finance our growth plans, as well as fund our operating losses and working capital requirements during the expected growth phase of our business in 2007 and continuing into 2008. At June 30, 2007, we had outstanding the unpaid balance of the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, aggregating $9,282,000, all of which are now due in April 2009. With the exercise of the warrants issued in the March 2007 private placement uncertain, we do not believe that our current cash resources are sufficient to allow us to fully attain our business milestones and achieve positive cash flow. We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. Our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005, as amended, and the 7% Promissory Notes issued under the 2005 Credit Facility with Marr, as amended, may inhibit our ability to secure financing in the future. Additionally, the absence of an effective registration statement for the investors' resale of the 100 million shares of common stock sold in the March 2007 Private Placement will likely unfavorably impact our ability to raise additional funds.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position as of June 30, 2007 and the results of our operations and our cash flows for the three and six month periods ended June 30, 2007 and 2006. The accompanying consolidated balance sheet at December 31, 2006 has been derived from our audited financial statements at that date. Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period. This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2006 included in our Form 10-KSB filed with the SEC on April 2, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
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

Four customers accounted for approximately 65% of our second quarter 2007 revenue. Purchases of our Aware® HIV-1/2 oral fluid rapid tests by our Russian distributor accounted for 29% of our second quarter 2007 revenue. The Chinese CDC purchased BED Incidence tests representing 15% of our second quarter 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our Aware® HIV-1/2 oral fluid rapid tests representing 11% of our second quarter 2007 revenue. A distributor in Iraq purchased oral fluid rapid tests representing 10% of our second quarter revenue. Four customers accounted for approximately 56% of our second quarter 2006 revenue. Three customers purchasing the BED Incidence Test, the New York State testing lab, the Chinese CDC, and a public health agency in the United Kingdom, accounted for approximately 20%, 13% and 11%, respectively, of second quarter 2006 revenues. Our distributor for the Middle East purchased oral fluid rapid tests that accounted for approximately 12% of second quarter 2006 revenue.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

Four customers accounted for approximately 62% of our first half 2007 revenue. Purchases of our Aware® HIV-1/2 oral fluid rapid tests by our Russian distributor accounted for 23% of our first half 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our Aware® HIV-1/2 oral fluid rapid tests representing 16% of our first half 2007 revenue. The Chinese CDC purchased BED Incidence tests representing 13% of our first half 2007 revenue. BED Incidence Test purchases by the CDC’s New York testing lab accounted for an additional 10% of our first half 2007 revenue. Three customers accounted for approximately 66% of our first half 2006 revenue. Two customers purchasing the BED Incidence Test, the Chinese CDC and the US CDC Zambia Project accounted for approximately 26%, and 18%, respectively, of revenues for the first half of 2006. Our distributor for the Middle East purchased oral fluid rapid tests that accounted for 22% of first half 2006 revenue.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are equivalent for the periods presented in these consolidated financial statements. Outstanding options and warrants for 237,105,423 shares and 83,713,434 shares were excluded from the computation of loss per share for the three and six month periods ended June 30, 2007 and 2006, respectively, as their effect is anti-dilutive. The computation of loss per share also excludes 16,938,951 shares and 18,757,967 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, for the three and six month periods ended June 30, 2007 and 2006, respectively, as their effect is also anti-dilutive.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

Although we have not granted any stock options to employees during the first half of 2007 or during 2006, under the terms of SFAS 123R, we recorded stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R of $6,000 and $44,000 for the quarters ended June 30, 2007 and 2006, respectively, and $22,000 and $96,000 for the six month periods ended June 30, 2007 and 2006, respectively, in selling, general and administrative expenses in our Statement of Operations. When we grant employee options, we plan to estimate their fair value using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  We plan to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

(3)    Inventory

Inventory as of June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Raw materials	$223	$189
Work-in-process	64	12
Finished goods	7	63

Total inventory	$294	$264

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Trade accounts payable	$1,372	$1,519
Accrued royalties	75	60
Accrued salary, severance and vacation pay	34	349
Customer prepayments on purchases	88	162
Accrued interest	412	260
Accrued consulting contract expenses	506	500
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of joint ventures	184	251
Accounts payable and accrued expenses of discontinued operations	190	190
Other	124	359

Total accounts payable and accrued expenses	$3,025	$3,690

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

(5)     Notes and Debentures Payable

The following table summarizes note and debenture activity for the six months ended June 30, 2007 (in thousands).

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/06	Additions	to Equity	Repayments	6/30/07	6/30/07	6/30/07

Current Notes and Debentures

8% Promissory Notes to related
party - Chief Executive Officer	$46	$50	$(90)	$(6)	$-	$-	$-

12% Promissory Note to related
party - Employee	$-	$65	$-	$(65)	$-	$-	$-

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

Non-current Notes Payable

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399	$(756)	$3,643
July 4, 2005 Interest	66	-	-	-	66	(11)	55
October 4, 2005 Interest	68	-	-	-	68	(12)	56
January 4, 2006 Interest	69	-	-	-	69	(12)	57
April 4, 2006 Interest	68	-	-	-	68	(12)	56
July 4 and 21, 2006 Interest	122	-	-	-	122	(21)	101
October 4, 2006 Interest	91	-	-	-	91	(16)	75
January 4, 2007 Interest	-	100	-	-	100	(16)	84
April 3,2007 Interest	-	99	-	-	99	-	99

Total 8% Secured Convertible Notes	$4,883	$199	$-	$-	$5,082	$(856)	$4,226

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,057	$393	$-	$(250)	$4,200	$(192)	$4,008

8% Notes to a related party

On November 10 and November 30, 2006, we issued 8% promissory notes to our Chief Executive Officer in the face amount of $6,300 and $40,000, respectively. The notes were due six months from their date of issuance, on May 10, 2007 and May 31, 2007, respectively. On February 6, 2007, we issued an additional 8% promissory note in the face amount of $50,000 to our Chief Executive Officer. This note was payable in full on March 31, 2007. Interest on each of the notes was payable in cash at maturity. We used the proceeds of the notes for general corporate purposes. On March 28, 2007, our Chief Executive Officer cancelled our obligation to repay the November 30, 2006 and February 6, 2007 notes and the related accrued interest in conjunction with his participation in the March 2007 Private Placement described in Note 6, Stockholders’ Deficit. We repaid the November 10, 2006 note in cash on March 30, 2007.

12% Note to a related party

On February 26, 2007, we issued a 12% secured promissory note in the face amount of $65,000 to an employee. We used the proceeds of the note to purchase materials to produce our BED Incidence tests. We granted the employee a purchase money security interest in the tests produced. We repaid the note and accrued interest on May 18, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
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

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing additional Notes maturing on April 3, 2007. From July 2005 through October 2006, we issued additional 8% Convertible Notes in an aggregate face amount of $877,000 in payment of quarterly interest (the “Interest Notes”). The Interest Notes issued through October 2006 were convertible into an aggregate of 2.9 million shares of our common stock. Effective January 4, 2007, we issued an aggregate of approximately $100,000 of Secured 8% Convertible Notes that are convertible into approximately 333,000 shares of common stock in payment of quarterly interest (the “January 2007 Interest Notes”) on the outstanding principal balance of approximately $4.9 million of the Notes issued on April 4, 2005 plus the subsequent Interest Notes. The January 2007 Interest Notes have the same terms and conditions, excluding anti-dilution provisions, as the Notes issued on April 4, 2005. See Extension of Note Maturity Dates below. Effective April 3, 2007, when the market price of our common stock was $0.067 per share, we issued an aggregate of approximately $99,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “April 2007 Interest Notes”) on the aggregate of the $5.0 million outstanding principal balance of the April 4, 2005 Notes and the subsequent quarterly interest notes. The April 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, all of which are now due on April 3, 2009, except that they do not have anti-dilution provisions. We have not issued warrants in conjunction with any Interest Notes. Refer to Note 11, Subsequent Events, for information regarding additional notes issued in payment of interest in July 2007.

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

June 30, 2007 and 2006
(Unaudited)

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

The April 2006 Interest Notes were issued on April 4, 2006 when the market price of our common stock was $0.22 per share. The July 2006 Interest Notes were issued on July 4, 2006 when the market price of our common stock was $0.20 per share. The October 2006 Interest Notes were issued on October 4, 2006 when the market price of our common stock was $0.095 per share. The January 2007 Interest Notes were issued on January 4, 2007 when the market price of our common stock was $0.074 per share. The April 2007 Interest Notes were issued on April 3, 2007 when the market price of our common stock was $0.067 per share. Accordingly, there was no beneficial conversion feature associated with the issuance of any of these notes. Further, the April 2006 and subsequent Interest Notes did not include anti-dilution provisions with respect to the issuance of additional equity instruments that the Company might issue in the future and, therefore, did not contain an embedded derivative requiring separate valuation or accounting treatment.

The effective interest rate on the interest notes issued between July 2005 and January 2007 ranged from approximately 8% to 48% based on the stated interest rate, the amount of discount and the term of the notes.

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

June 30, 2007 and 2006
(Unaudited)

7% Promissory Notes Payable to a Related Party - 2005 Marr Credit Facility

On February 7, 2007, we agreed with Marr to further amend the terms of the 2005 Marr Credit Facility to extend the period during which we might issue promissory notes under the facility and to reduce the minimum size of notes issuable under the facility. On February 7, 2007, we issued a promissory note in the face amount of $142,800 to Marr, the proceeds of which we used to make a capital contribution to Beijing Marr. On February 23, 2007 and on March 7, 2007, we issued additional promissory notes to Marr in the face amount of $100,000 and $150,000, respectively, the proceeds of which we used for general corporate purposes. Each promissory note bears interest at a rate of 7% per annum. The February 7, 2007 note was payable in full on April 3, 2007 and the two later notes were payable on the earlier of five days following our completion of an equity financing transaction of at least $3,000,000, or April 3, 2007. We repaid the February 23, 2007 and March 7, 2007 notes in cash on March 30, 2007. The initial effective interest rate on the 7% notes issued under the 2005 Marr Credit Facility was equal to the stated rate because there were no discounts or deferred offering costs associated with the notes. See Extension of Note Maturity Dates below and Note 6, Stockholders Deficit.

Extension of Note Maturity Dates

Effective March 28, 2007, when the market price of our common stock was $0.063, we entered into agreements with the three holders of our outstanding Secured 8% Convertible Notes and with Marr to extend the due dates of an aggregate of $4,983,000 of Secured 8% Convertible Notes and related Interest Notes and $4,200,000 of 7% Promissory Notes issued under the 2005 Credit Facility prior to February 23, 2007 (the “7% Credit Facility Notes”) from April 3, 2007 until April 3, 2009. In conjunction with the extension of the note maturity dates, we agreed to re-price an aggregate of approximately 31 million of the investors’ outstanding warrants under a formula of 40% of their total outstanding warrants re-priced to $0.03 per share and 60% re-priced to $0.10 per share. The warrants had original exercise prices of $0.325 and $0.25 per share. We also eliminated the piggyback registration rights originally granted with respect to the Additional Warrants issued in connection with the July 2006 Warrant Re-pricing to current holders of our Secured 8% Convertible Notes and to Marr and extended the term of those warrants from August 3, 2007 until April 3, 2009. Refer to Note 6, Stockholders’ Deficit, for information regarding extending the term of the remaining Additional Warrants.

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

June 30, 2007 and 2006
(Unaudited)

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

Interest Expense

The following table summarizes the components of interest expense for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

	Quarter ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Interest expense on debt instruments paid or payable in cash	$(80)	$(93)	$(161)	$(156)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(102)	(122)	(202)	(280)
Amortization and proportional write-off upon conversion of 8%
convertible note discounts and deferred offering costs	-	(2,249)	(1,208)	(3,420)
Amortization of discounts associated with extension of 8%
convertible notes and Marr Credit Facility notes	(113)	-	(113)	-
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	901	-	913	-
Mark to market adjustment of derivative and anti-dilution
obligations arising from the April 2005 financing	-	-	-	(375)
Expense attributable to extension of maturity of August 2006
Additional Warrants	(29)	-	(29)	-
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)	(60)	(60)

Total non-cash items	627	(2,401)	(699)	(4,135)

Total interest income (expense)	547	(2,494)	(860)	(4,291)

Interest income	2	2	2	2

Net interest income (expense)	$549	$(2,492)	$(858)	$(4,289)

(6)    Stockholders’ Deficit

February 2007 Private Placement

On February 23, 2007, when the market price of our common stock was $0.064 per share, we entered into a subscription agreement with an accredited investor pursuant to which the investor agreed to purchase 1,666,667 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,666,667 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $100,000, in a private placement transaction pursuant to Regulation D of the Securities Act of 1933, as amended. On March 23, 2007, when the market price of our common stock was $0.067 per share, we entered into a subscription agreement with the same investor pursuant to which the investor agreed to purchase 833,334 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,041,668 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $50,000. On March 27, 2007, when the market price of our common stock was $0.062 per share, we entered into subscription agreements with two additional accredited investors pursuant to which the investors agreed to purchase an aggregate of 1,250,001 shares of our common stock and five-year warrants exercisable at $0.12 per share to purchase 1,250,001 shares of our common stock at a price of $0.06 per share, for an aggregate purchase price of $75,000. We granted the investors piggyback registration rights for the shares issued. We used the proceeds received for general corporate purposes.

Each of the subscription agreements in the February 2007 Private Placement contains an anti-dilution clause providing that we will issue the investors additional shares of our common stock for no additional consideration if we issue shares of our common stock in a subsequent financing transaction at less than $0.06 per share in the year following the investors’ purchase of our common stock. We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense. We valued the anti-dilution obligation of each tranche of the February 2007 Private Placement at its inception using a binomial pricing model to estimate future stock prices and derived an aggregate value of $95,000 using the following assumptions:

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

	Current	Historical	Risk-free		Expected	Probability
	share	stock price	interest	Term	dividend	of additional
	price	volatility	rate	(years)	rate	financing

February 23, 2007	$0.06	114.61%	5.05%	1.0	0%	100%
March 23, 2007	$0.06	112.63%	4.67%	1.0	0%	100%
March 27, 2007	$0.06	130.04%	4.93%	1.0	0%	100%

We marked the February 2007 Private Placement anti-dilution obligation to market at June 30, 2007, again using a binomial pricing model, and derived a value of $50,000 using the following assumptions: current share price: $0.08; historical stock price volatility: 129.38%; risk-free interest rate: 4.92%; term (years): 0.65 to 0.74; expected dividend rate: 0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation. We recorded the reduction in the value of the obligation as a non-cash credit to interest expense.

The one-year anti-dilution provision contained in each of the February 2007 Private Placement Warrants potentially reduces the exercise price but does not increase the number of shares issuable to the warrant holders. Accordingly, we determined that the February 2007 Private Placement warrants do not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, we determined that the warrants should be treated as equity in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The terms of the March 2007 Private Placement, described below, triggered the anti-dilution provisions of the February 2007 subscription and warrant agreements. Under the terms of the anti-dilution provisions, we issued to the investors 576,922 additional shares in April 2007 and reduced the exercise price of the warrants from $0.12 per share to $0.104 per share. We recorded $43,000 of non-cash interest expense to recognize the intrinsic value of the additional shares issued. No adjustment was required for the re-pricing of the warrants.

March 2007 Private Placement

On March 28, 2007, when the market price of our common stock was $0.063 per share, we completed a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash which we plan to use for general corporate purposes. The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock. The Series A stock purchase warrants (the “2007 Series A Warrants”) to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 28, 2008. Series B stock purchase warrants (the “2007 Series B Warrants”) to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 28, 2008. The 2007 Series A Warrants and the 2007 Series B Warrants are hereinafter collectively referred to as the “March 2007 Private Placement Warrants.” If fully exercised, the warrants would provide us with an additional $13.5 million in cash. We agreed to file a registration statement for the resale of the shares purchased and the shares underlying the March 2007 Private Placement Warrants within 45 days of the closing and use our best efforts to obtain its effectiveness. The registration rights agreement was subsequently amended to delete our obligation to register the shares underlying the March 2007 Private Placement Warrants. Two of our officers also participated in this Private Placement by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them, aggregating $630,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

The subscription agreements in the March 2007 Private Placement contain an anti-dilution clause providing that we will issue the investors additional shares of our common stock for no additional consideration if we issue shares of our common stock in a subsequent financing transaction at less than $0.052 per share per share in the year following the investors’ purchase of our common stock. We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense. We valued the anti-dilution obligation of the March 2007 Private placement at its inception using a binomial pricing model to estimate future stock prices and derived a value of $2,260,000 using the following assumptions: current share price: $0.06; historical stock price volatility: 129.29%; risk-free interest rate: 4.90%; term (years): 1.0; expected dividend rate: 0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation. We marked the March 2007 Private Placement anti-dilution obligation to market at June 30, 2007, again using a binomial pricing model, and derived a value of $1,350,000 using the following assumptions: current share price: $0.08; historical stock price volatility: 129.38%; risk-free interest rate: 4.92%; term (years): 0.75; expected dividend rate: 0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation. We recorded the $910,000 reduction in the value of the obligation as a non-cash credit to interest expense.

The March 2007 Private Placement Warrants have one-year anti-dilution provisions which potentially reduce the exercise price proportionally in relation to the adjusted purchase price of the shares, but do not increase the number of shares issuable to the warrant holders. Accordingly, we determined that the March 2007 Private Placement Warrants do not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, we determined that the warrants should be treated as equity in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Warrants, options and stock grants

As noted in the preceding descriptions of the February 2007 Private Placement and the March 2007 Private Placement, we issued warrants to purchase an aggregate of 3,958,336 shares of our comon stock at $0.104 per share, following the anti-dilution price reset, in the February 2007 Private Placement and warrants to purchase an aggregate of 168,177,036 shares of our common stock at $0.08 per share or $0.11 per share in the March 2007 Private Placement. We also issued an aggregate of 125,000 warrants to purchase our common stock at prices from $0.06 to 0.067 per share to placement agents in the February 2007 Private Placement. Additionally, as described in Note 5, in March 2007 we re-priced certain previously-issued warrants in connection with the extension of the due dates of our 8% Secured Convertible Notes and our 7% Notes issued under the 2005 Marr Credit Facility.

Effective April 20, 2007, when the market price of our common stock was $0.063 per share, we entered into amendment agreements with the holders of Additional Warrants issued in August 2006 in connection with the July 2006 Warrant Re-pricing who are not also holders of our 8% Secured Convertible Notes or our 7% Notes issued under the 2005 Marr Credit Facility. Under the terms of these agreements, in return for the cancellation of registration rights originally granted to the holders of the warrants, we extended the term of warrants exercisable at $0.25 per share to purchase an aggregate of 1,220,446 shares of our common stock from August 3, 2007 to April 3, 2009 and provided cashless exercise rights. We recorded $29,000 of non-cash interest expense attributable to the incremental fair value resulting from the extension of these warrants, calculated using the Black-Scholes option pricing model and the following assumptions:

	Pre-modification	Post-modification
Exercise price	$0.25	$0.25
Term (years)	0.29	1.95
Volatility	117.21%	129.47%
Interest Rate	5.01%	4.67%
Expected dividend rate	0%	0%

Option value per share	$0.0004	$0.0242

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

At June 30, 2007, we have warrants outstanding to purchase an aggregate of 214,803,480 shares of our common stock at a weighted average price of $0.103 per share, as summarized in the following table:

		Weighted Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Series A warrants issued in connection with March 2007 Private Placement	112,118,024	$0.080	June 28, 2008
Series B warrants issued in connection with March 2007 Private Placement	56,059,012	$0.110	September 28, 2008
Warrants issued in connection with February 2007 PIPE	3,958,336	$0.104	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February
2007 PIPE	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005
Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs	4,091,500	$0.450	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.221	May 28, 2009 or July 9, 2009
Warrants issued to placement agents in connection with the 2004 PIPEs	178,800	$0.500	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued
warrants in connection with July 2006 Warrant Re-pricing	12,540,238	$0.093	April 3, 2009
Warrants issued for investment banking services	500,000	$0.085	October 31, 2011
All other	305,283	$1.305	September 10, 2007 to May 6, 2009

	214,803,480	$0.103

On February 1, 2007, when the market price for our common stock was $0.073 per share, we issued an option to purchase 500,000 shares of our common stock at $0.03 per share under the terms of our 2004 Incentive Plan to a former officer in connection with a separation agreement and recorded non-cash selling, general and administrative expense of approximately $40,000. The option vested 50% upon grant and 50% after 90 days. We valued the option using the Black-Scholes option pricing model and the following assumptions: term: 10 years; stock price volatility: 195.94%; risk-free interest rate: 4.72%; expected dividend rate: 0%.

During the first half of 2007, we issued stock grants for approximately 3,995,000 shares of our common stock to certain related parties and consultants under various agreements and recorded non-cash research and development expense of $42,000, net of accruals, and non-cash selling, general and administrative expense of approximately $196,000. Included in these grants are:
•
2,000,000 shares awarded to our President and Chief Executive Officer from our 2004 Incentive Plan under the terms of an employment agreement approved by the Compensation Committee of the Board of Directors on January 11, 2007; and

•	approximately 1,995,000 shares awarded to consultants and service providers from our 2004 Incentive Plan and our 2000 Equity Incentive Plan for services.

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

June 30, 2007 and 2006
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

We have not granted any stock options to employees since our adoption of SFAS 123R. Under the provisions of SFAS 123R, we have recorded approximately $22,000 and $96,000 of stock compensation expense attributable to unvested options at the date of our adoption of SFAS 123R in our statements of operations for the six month periods ended June 30, 2007 and 2006, respectively. We assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. We expect to utilize the Black-Scholes option pricing model for estimating the fair value of the stock compensation attributable to options granted to employees after our adoption of SFAS 123R. In determining the inputs to the valuation model, we would assume a dividend yield of zero since we have never paid cash dividends and have no present intention to do so. We would estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options. The risk-free interest rate would be determined based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. The expected term of the option would be calculated using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options. We have historically granted options having a ten year contractual term to our employees and directors.

A summary of option activity for all of our stock option plans from December 31, 2006 through June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Date Indicated

Options outstanding at December 31, 2006	22,408,770	$0.576	7.36	$2,534
Options granted - at less than market value	500,000	$0.030
Options exercised	(16,827)	$0.010
Options forfeited	(110,554)	$0.234
Options expired	(479,446)	$0.257

Options outstanding at June 30, 2007	22,301,943	$0.573	6.90	$28,779

Options vested and exercisable at December 31, 2006	21,954,053	$0.583	7.34	$2,534

Options vested and exercisable at June 30, 2007	22,091,112	$0.576	6.89	$28,779

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at June 29, 2007, $0.084 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

The following table summarizes information about stock options outstanding under all of our option plans at June 30, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.01 to $0.31	1,884,038	7.54	$0.188	1,690,984	$0.186
$0.32 to $0.56	3,188,683	6.34	$0.345	3,170,906	$0.344
$0.585	16,600,000	6.97	$0.585	16,600,000	$0.585
$0.60 to $170.63	629,222	6.12	$2.570	629,222	$2.570

	22,301,943	6.90	$0.573	22,091,112	$0.576

At June 30, 2007, the expected compensation cost of options outstanding but not yet vested was approximately $21,000. We expect to recognize this cost over a weighted average period of approximately six months. We have not recorded any income tax benefits for stock-based compensation arrangements for the six-month periods ended June 30, 2007 or 2006, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

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

We recognize interest and penalties accrued on any unrecognized tax benefits, as applicable, as a component of interest expense and other expense, respectively. As of the date we adopted FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor have we recognized any interest expense or penalties for the six month period ended June 30, 2007.

(9) Related Party Transactions

As described in Note 5, in February 2007, we amended the terms of the 2005 Marr Credit Facility to extend the period during which we might issue promissory notes under the facility and to reduce the minimum size of notes issuable under the facility. We subsequently issued promissory notes in the face amount of $392,800 under the facility. As also described in Note 5, effective March 28, 2007, we extended the due date of an aggregate of $4,200,000 of 7% notes issued under the 2005 Credit Facility from April 3, 2007 to April 3, 2009. As also described in Note 5, we also extended the due date of an aggregate of $4,983,000 of 8% Secured Convertible Notes from April 3, 2007 to April 3, 2009. On April 3, 2007, we issued an 8% Secured Convertible Note in the face amount of approximately $64,000 to Marr in payment of quarterly interest. At June 30, 2007, Marr holds an aggregate of $3,287,000 of the 8% Secured Convertible Notes. See Note 11, Subsequent Events regarding additional 8% Secured Convertible Notes issued to Marr in July 2007.

As described in Note 5, on February 6, 2007, we issued an 8% promissory note in the face amount of $50,000 to our Chief Executive Officer. This note was payable in full on March 31, 2007. On March 28, 2007, our Chief Executive Officer cancelled our obligation to repay an 8% promissory note in the face amount of $40,000 issued on November 30, 2006 and the February 6, 2007 note and the related accrued interest in conjunction with his participation in the March 2007 Private Placement described in Note 6. We repaid in cash an 8% promissory note issued to the Chief Executive Officer in the face amount of $6,300 on November 10, 2006 on March 30, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

As described in Note 6, our Chief Executive Officer and another officer participated in the March 2007 Private Placement by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them. Our Chief Executive Officer participated by applying $100,000 of previously subscribed funds and canceling our obligation to repay an aggregate of $90,000 of 8% promissory notes, plus accrued interest, and $238,000 of accrued but unpaid compensation, for an aggregate participation of $430,000. The other officer participated by canceling our obligation to pay $200,000 of accrued but unpaid compensation. The officers were issued stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

As also described in Note 5, on February 26, 2007, we issued a 12% secured promissory note to an employee in the face amount of $65,000. We used the proceeds of the note to purchase materials to produce our BED Incidence tests. We granted the employee a purchase money security interest in the tests produced. We repaid the note and accrued interest on May 18, 2007.

(10) Contingencies

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.40. The Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California.

(11)    Subsequent Events

Issuance of 8% Notes in payment of interest

Effective July 3, 2007, when the market price of our common stock was $0.082 per share, we issued an aggregate of approximately $103,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “July 2007 Interest Notes”) on the aggregate of the $5.1 million outstanding principal balance of the April 4, 2005 Notes and the related quarterly interest notes. With the exception of the $66,000 Secured 8% Convertible Note issued to Marr, the July 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. We did not issue warrants in conjunction with the July 2007 Interest Notes. Effective July 3, 2007, we entered into an Amendment Agreement with Marr which permits us to issue Secured 8% Convertible Notes to Marr in payment of quarterly interest due on and after July 3, 2007 which do not have registered shares of our common stock underlying the Notes. There are no registered shares of our common stock underlying the interest note issued to Marr on July 3, 2007.

Management change

Effective August 6, 2007, Mr. J. Daniel Clark was appointed Vice President Sales and Marketing, reporting to Roger I. Gale, our Chief Executive Officer. He will provide executive level sales and marketing and general business support to Mr. Gale as a member of our senior management team.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information we provide in this Form 10-QSB or statements made by our directors, officers or employees may constitute “forward-looking” statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-QSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

•	our ability to obtain an increased market share in the diagnostic test market;
•	the perceived benefits of our test products to governmental and other public health agencies, health care providers and consumers;
•	our ability to achieve growth;
•	the success of our future marketing and brand-building efforts;
•	FDA and international regulatory actions;
•	the further development of our technologies;
•	our ability to protect our proprietary technologies;
•	our ability to compete successfully against new and existing competitors;
•	our future financial and operating results;
•	our liquidity and capital resources;
•	changes in domestic or international conditions beyond our control that may disrupt our or our customers’ or distributors’ ability to meet contractual obligations;
•	changes in health care policy in the United States or abroad;
•	fluctuations in market demand for and supply of our products;
•	public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;
•	availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;
•	our ability to obtain additional financing as necessary to fund both our short- and long-term business plans and the possible impact on us if we are unable to satisfy these financing requirements;
•	our ability to timely register shares issued or issuable in our private placements and the impact of delays in registration on our ability to obtain additional financing;
•	our ability to attract or retain key personnel; and
•	statements under the caption “Risk Factors,” and other statements regarding matters not of historical fact.

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of August 10, 2007 and Calypte undertakes no duty to update this information. Should events occur subsequent to August 10, 2007 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte’s business and financial results is included in the section entitled “Additional Factors That May Affect Future Results” beginning on page 35 of this Form 10-QSB.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Overview and Outlook

Our current focus is on commercializing our HIV-1/2 Rapid Tests, primarily in international markets. Our overall plan is to expand significantly our marketing and sales of our HIV-1/2 Rapid Tests. Our plan also includes developing and commercializing another lateral flow platform design suitable for over-the-counter applications, permitting our entry into the HIV rapid test market in the United States and capable of expanding our product line beyond HIV to a broader set of diagnostic tests for other sexually transmitted diseases. Since the beginning of 2007, we have hired full-time sales and marketing employees to market our existing products and additional research and development employees to help develop our new products.

Trends, Events and Uncertainties

BED Incidence Test We began selling the BED Incidence Test in the fourth quarter of 2004 and it accounted for essentially all of our sales from continuing operations in calendar 2005 and approximately 44% of our sales in calendar 2006. Incidence Test sales accounted for approximately 57% of our total revenue in the first half of 2007 compared with 77% in the first half of 2006. In absolute terms, revenue from the sale of the Incidence Test increased by 78% between the first half of 2006 and the first half of 2007. First quarter 2007 sales of the Incidence Test were adversely impacted by backorders related to our inability to acquire inventory components during most of the first quarter of 2007, which has been resolved.

Following the initial ramp-up phase in 2005, sales of the Incidence Test decreased by approximately 41% in 2006 compared with sales in 2005. We believe the decrease in sales in 2006 was attributable to negative publicity regarding the usefulness of the BED Incidence Test. In February 2006, the U.S. CDC issued an Information Sheet: Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. suggesting expanded protocols, and indicating that data derived from use of the test in certain international settings may not be appropriate. During the second quarter of 2006, the U.S. CDC and UNAIDS agreed on a set of “Recommendations for Use” to address certain conditions that may have resulted in over-estimation of incidence. Since the issuance of that clarification, orders for the test have resumed and expanded. We believe that the test’s design and use and the interpretation of its results will continue to evolve as public health agencies and the U.S. CDC gain experience with it.  We continue to believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and that it will remain a viable epidemiological surveillance test.

Rapid Tests Sales of our HIV-1/2 rapid diagnostic tests accounted for approximately 46% of our revenues in the first half of 2007 compared with 23% in the first half of 2006. We expect that our primary near- and medium-term future revenues will be derived from selling our HIV-1/2 rapid tests in both the professional and over-the-counter (OTC) markets, and potentially from selling diagnostic tests for other STDs or synergistic tests, such as tuberculosis or malaria, in the longer term.

Our primary focus for 2007 is commercializing our HIV-1/2 rapid tests, especially our Aware® HIV-1/2 OMT (oral fluid) test. We also sell a BSP (blood/serum/plasma) test version of the product.

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

We submitted our Aware® HIV-1/2 oral fluid (OMT) rapid test for approval to the Chinese State Food and Drug Administration (“SFDA”) in January 2006 and during 2006 the test passed a number of critical milestones essential to its ultimate approval. We were in routine contact with the SFDA during the second half of 2006 and provided additional or clarifying information as requested during their general review process. Our test was reviewed by an SFDA expert panel in December 2006 and subsequent to the meeting, in January 2007, we received a formal request from the SFDA for additional information. We submitted the requested information to the SFDA in early May 2007. The SFDA has acknowledged its receipt and we are now awaiting the SFDA’s response.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Bejing Marr will manage the oral fluid test product launch in China. There are several large markets in China, such as those created by laws requiring HIV testing of military recruits and university students as part of their admissions process, as well as a publicly-announced commitment by the Chinese government to offer voluntary HIV testing to its entire 1.36 billion person population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

Beijing Marr has recently completed upgrading and renovating its manufacturing operations to facilitate the production of our Aware® HIV-1/2 rapid oral fluid (OMT) test. We are evaluating our operational procedures to ensure our compliance with ISO 9001 and ISO 13485 standards. We have already completed the required technology transfer, and compliance with these standards will enable us to manufacture for both the Chinese market and for export from China to our other international markets. We expect to receive our Chinese factory quality systems certification based on our Aware® HIV-1/2 OMT rapid test.

We expect China to be one of our three largest markets, along with India and Russia. These focus areas mirror the areas predicted to have the greatest increase in HIV infections over the next few years. We believe that a simple, non-invasive test such as our Aware® HIV-1/2 OMT rapid test will have significant demand as it can be used as an integral part of a real-time treatment program. We have received approval to sell this product in Russia and in India, as well as in South Africa, Uganda and Kenya.

The Aware® HIV-1/2 OMT rapid test is based on a synthetic antigen. We plan to release a second oral fluid test using a recombinant antigen. This will provide us with a full non-invasive testing algorithm in accordance with WHO rapid-testing guidelines. Not only will this benefit current diagnostic and treatment efforts, we believe it will help us to increase our sales in regions that adhere to the WHO testing algorithm. We expect to be able to produce this test from all sites that manufacture our current Aware® products.

We continue to pursue business opportunities in the Middle East, targeting the United Arab Emirates (the “UAE”), which has provided our first approval in that region of the world. We are considering a local manufacturing or product assembly site to enhance our strength and presence, not only in the UAE, but in Saudi Arabia, Kuwait, and throughout the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates).

During the third quarter of 2006, we received approval for our Aware® HIV-1/2 OMT rapid test for both the professional and OTC markets in the Russian Federation. Certain of our investors have extensive relationships in Russia that we expect will be of value as we establish our distribution system and our sales and marketing activities in that region. We have initiated contacts in the private sector, where a number of large corporations are focusing a portion of their social budgets on the HIV/AIDS problem in their communities. Russia currently has the fastest growing rate of increase in HIV/AIDS infection worldwide.

In India, early in the third quarter of 2007, we received registration and marketing approval of our Aware® HIV-1/2 OMT rapid test from the Central Drugs Standard Control Organisation, commonly referred to as the DCAI. By the end of 2007, we expect to have achieved our initial sales and marketing milestone - regulatory approvals in the four parts of the world having the greatest HIV/AIDS prevalence, namely Sub-Saharan Africa, China, India and Russia.

We are in the process of developing additional distribution channels and plan to conduct additional trials in several African and Asian countries. The clinical trial and regulatory approval process will be on-going through 2007 and beyond. We are primarily targeting countries which have been selected for funding by PEPFAR, the recently expanded President’s Emergency Plan for AIDS Relief, and currently have representation in more than half of them. Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID. The waiver is based on a product evaluation performed by the U.S. CDC Global AIDS Program (GAP). We have compiled the required “manufacturer’s claims” data and completed the CDC GAP trials for both our OMT and blood, serum and plasma HIV-1/2 rapid tests. Our blood, serum and plasma rapid test has been evaluated and included in the USAID waiver list since 2006. We are awaiting a formal response from the USAID on the oral fluid test. We believe that obtaining a USAID waiver is another important milestone in facilitating international sales of our rapid tests.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Our current Aware® product line is a rapid testing solution that is well suited for developing countries. However, in developed countries, including in the U.S., a cassette-enclosed format may be more acceptable. On a longer-term basis, we plan to introduce the Aware® II product line for these markets using the cassette-enclosed format. We believe that we currently have all of the necessary technology licenses for this format.

In September 2006, the U.S. CDC updated its HIV testing guidelines, specifically recognizing the benefits of rapid tests in timely communicating HIV status to patients. The U.S. CDC’s revised recommendations include routine HIV testing for patients in all health-care settings after the patient is notified that testing will be performed unless the patient declines (opt-out screening); at least annual testing for persons at high risk for HIV infections; and routine opt-out screening for all pregnant women. We believe that a rapid HIV test based on the Aware® II platform would be well-suited for testing in the professional healthcare sector contemplated in the CDC’s revised guidelines.

Further, while there are currently no U.S. FDA-approved over-the-counter HIV tests, at least one of our competitors has expressed its intent to develop such a test and has announced that it has commenced pre-clinical trials. An FDA advisory panel has recommended that the FDA consider an approval protocol for such a test. We believe that OTC tests would be advantageous in the battle against HIV transmission and that a rapid test platform such as the Aware® II platform would be appropriate for use in an FDA-approved OTC application, potentially coupled with tests such as a rapid incidence test and tests for other STD’s or conditions.

We recently entered into a lease for laboratory and manufacturing space in Portland, Oregon that we plan to use to complete the development of and begin the U.S. FDA approval process for the Aware® II product. This facility, which we expect to occupy in September 2007, will also serve as our corporate administrative headquarters.

Financial Considerations

Our operating cash burn rate has been trending downward since 2004. Our consolidated operating cash burn rate for calendar 2006 averaged approximately $0.5 million per month, including the impact of our Chinese joint venture operations, compared to approximately $0.7 million per month in 2005. Our consolidated burn rate for the first half of 2007 was approximately $0.4 million per month, compared to $0.5 million per month in the first half of 2006, largely reflecting our scaled-back operations prior to closing the March 2007 financing. We expect our burn rate in the second half of 2007 to increase above that of the first half as we expand our efforts and make the investments required to ramp up marketing and manufacturing operations to achieve our near-term milestones.

During the first half of 2007, we incurred a net loss of $3.6 million. At June 30, 2007, we had a working capital deficit of $2.7 million and our stockholders’ deficit was $7.8 million. During 2006, we incurred a net loss of $13.8 million, including a charge for $8.2 million in non-cash interest expense, primarily attributable to the accounting for our convertible debt and related derivatives and the re-pricing of certain warrants, and we incurred a $5.0 million negative cash flow to fund our operations. Based upon our financial condition at December 31, 2006, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2006 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.

During the first quarter of 2007, however, we entered into additional financing arrangements. We expect that the $5.2 million in financing we raised in the March 2007 private placement will carry us into the fourth quarter of 2007, based on our recent operating burn rate, our 2007 operating plans and our known commitments. We continue to evaluate our sales forecasts and the potential investments that may be required to expand our business. We do not believe that we can sustain our operations through 2007 without obtaining additional financing or in the absence of the early exercise of a significant portion of the 150 million warrants issued in the March 2007 Private Placement. In this regard, we consider the proceeds from the exercise of our outstanding common stock purchase warrants as a potential source of financing that would finance our growth plans, as well as fund our operating losses and working capital requirements during the expected growth phase of our business in 2007 and continuing into 2008. At June 30, 2007, we had outstanding the unpaid balance of the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, aggregating $9,282,000, all of which are now due in April 2009. With the exercise of the warrants issued in the March 2007 Private Placement uncertain, we do not believe that our current cash resources are sufficient to allow us to fully attain our business milestones and achieve positive cash flow. We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. Our pledge of the rights to our assets as collateral security for the 8% Convertible Notes issued in April 2005, as amended, and the 7% Promissory Notes issued under the 2005 Credit Facility with Marr, as amended, may inhibit our ability to secure financing in the future. Additionally, the absence of an effective registration statement for the investors’ resale of the 100 million shares of common stock sold in the March 2007 Private Placement will likely unfavorably impact our ability to raise additional funds.

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

•
Inventory ValuationWe adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, since our Legacy Business products historically incurred negative gross profit on an annual basis, and had high fixed manufacturing costs, we also review our inventories for lower of cost or market valuation. At June 30, 2007 and December 31, 2006, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials, components and finished products.

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

Although we have not granted any stock options to employees during the first half of 2007 or during 2006, under the terms of SFAS 123R, we recorded stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R of $6,000 and $44,000 for the quarters ended June 30, 2007 and 2006, respectively, and $22,000 and $96,000 for the six month periods ended June 30, 2007 and 2006, respectively, in selling, general and administrative expenses in our Statement of Operations. When we grant employee options, we plan to estimate their fair value using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  We plan to estimate the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total revenues	$282	$49	$334	$140
Cost of product sales	216	78	251	138

Gross Margin	66	(29)	83	2

Operating expenses:
Research and development	250	376	595	900
Selling, general and administrative	1,272	954	2,459	2,245

Total operating expenses	1,522	1,330	3,054	3,145

Loss from operations	(1,456)	(1,359)	(2,971)	(3,143)

Interest income (expense)	549	(2,492)	(858)	(4,289)
Minority interest in losses of consolidated joint ventures	125	87	188	240
Other income, net	10	43	82	66

Loss before income taxes	$(772)	$(3,721)	$(3,559)	$(7,126)

Quarter ended June 30, 2007 and 2006

Our revenue for the second quarter of 2007 totaled $282,000 compared with $49,000 for the second quarter of 2006, a nearly five-fold increase. Sales of our BED Incidence Test accounted for approximately 55% of our sales in the second quarter of 2007 compared to approximately 86% of our sales in the second quarter of 2006. Sales of our Aware® HIV-1/2 rapid tests accounted for the balance in both quarters. We had a backlog of approximately $95,000 of unshipped BED Incidence Test orders at the end of the first quarter of 2007 that were shipped during the second quarter. Sales of our HIV-1/2 rapid tests are irregular as we gain approvals for those tests in various parts of the world.

Four customers accounted for approximately 65% of our second quarter 2007 revenue. Our Russian distributor purchased Aware® HIV-1/2 oral fluid rapid tests representing 29% of our second quarter 2007 revenue. The Chinese CDC purchased BED Incidence tests representing 15% of our second quarter 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our Aware® HIV-1/2 oral fluid rapid tests representing 11% of our second quarter 2007 revenue and a distributor in Iraq purchased oral fluid rapid tests representing 10% of our second quarter 2007 revenue. Four customers accounted for approximately 56% of our second quarter 2006 revenue. Three customers purchasing the BED Incidence Test, the New York State testing lab, the Chinese CDC, and a public health agency in the United Kingdom, accounted for approximately 20%, 13% and 11%, respectively, of second quarter 2006 revenues. Our distributor for the Middle East purchased oral fluid rapid tests that accounted for approximately 12% of second quarter 2006 revenue.

Our gross margin was 23% of sales in the second quarter of 2007, compared with -59% in the second quarter of 2006. In the second quarter of 2006, we expensed certain annual minimum royalty payments and disputed royalty amounts that adversely impacted our margins. The higher margins generated by our BED Incidence Test compared to our rapid tests positively impacted our gross margin for the second quarter of 2007. Nevertheless, our margin for the second quarter of 2007 is not typical of our expected future results because of the nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Further, our current product costs continue to reflect resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate in our expected commercial scale operations.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Research and development costs decreased by $126,000 or 34%, from $376,000 in the second quarter of 2006 to $250,000 in the second quarter of 2007, continuing a pattern begun in the first quarter of 2007. Domestic R&D expense decreased by $74,000 primarily as a result of vacancies in our R&D staff in the second quarter of 2007 compared to 2006 and decreased costs related to outside consultants. Additionally, our Beijing Marr joint venture incurred $52,000 less in R&D expense in the second quarter of 2007.

Selling, general and administrative costs increased by $318,000 or 33%, from $954,000 in the second quarter of 2006 to $1,272,000 in the second quarter of 2007. The primary components of the net increase include the following:
•
an increase of approximately $190,000 incurred by our Chinese joint ventures as a result of pre-manufacturing staffing and overhead expenses recognized as administrative expense in the second quarter of 2007;

•	increased travel expense incurred in pursuing business development opportunities, particularly in the Middle East and in India.

Our loss from operations for the second quarter of 2007, at $1,456,000, reflects a 7% increase compared with the $1,359,000 loss reported for the second quarter of 2006.

We recorded net interest income of $549,000 for the second quarter of 2007, primarily as a result of the accounting for the reduction in the anti-dilution obligation related to our first quarter 2007 financings. In the second quarter of 2006, we recorded $2,492,000 of net interest expense primarily related to the amortization of discounts and issuance costs related to our 2005 convertible note financing.

The following table summarizes the components of interest expense (in thousands):

	Quarter ended June 30,		(Increase) Decrease
	2007	2006	Expense

Interest expense on debt instruments paid or payable in cash	$(80)	$(93)	$13
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(102)	(122)	20
Amortization and proportional write-off upon conversion of 8% convertible note discounts and deferred offering costs	-	(2,249)	2,249
Amortization of discounts associated with extension of 8% convertible notes and Marr Credit Facility notes	(113)	-	(113)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March 2007 financings	901	-	901
Expense attributable to extension of maturity of August 2006 Additional Warrants	(29)	-	(29)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	-

Total non-cash items	627	(2,401)	3,028

Total interest income (expense)	547	(2,494)	3,041

Interest income	2	2	-

Net interest income (expense)	$549	$(2,492)	$3,041

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Six Months ended June 30, 2007 and 2006

Our revenue for the first half of 2007 totaled $334,000, more than double the $140,000 reported for the first half of 2006. Sales of our BED Incidence Test accounted for approximately 57% of our sales in the first half of 2007 compared with 77% of our sales in the first half of 2006. Sales of our Aware® HIV-1/2 rapid tests accounted for the balance in both periods. In absolute terms, revenue from the sale of the Incidence Test increased by 78% between the first half of 2006 and the first half of 2007. Sales of our HIV-1/2 rapid tests are irregular as we gain approvals for those tests in various parts of the world.

Four customers accounted for approximately 62% of our first half 2007 revenue. Our Russian distributor purchased Aware® HIV-1/2 oral fluid rapid tests accounting for 23% of our first half 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our Aware® HIV-1/2 oral fluid rapid tests representing 16% of our first half 2007 revenue. The Chinese CDC purchased BED Incidence tests representing 13% of our first half 2007 revenue. BED Incidence Test purchases by the CDC’s New York testing lab accounted for an additional 10% of our first half 2007 revenue. Three customers accounted for approximately 66% of our first half 2006 revenue. Two customers purchasing the BED Incidence Test, the Chinese CDC and the US CDC Zambia Project accounted for approximately 26%, and 18%, respectively, of revenues for the first half of 2006. Our distributor for the Middle East purchased oral fluid rapid tests that accounted for 22% of first half 2006 revenue.

Our gross margin was 25% of sales in the first half of 2007, compared with 1% in the first half of 2006, reflecting both the higher margins realized on sales of the Incidence Test and the expensing of certain annual minimum royalty payments and disputed royalty amounts in 2006. Although improved in comparison with the prior year, our margin in the first half of 2007 is not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Further, product costs incurred in 2007 continue to be based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate in our expected commercial scale operations.

Research and development costs decreased by $305,000 or 34%, from $900,000 in the first half of 2006 to $595,000 in the first half of 2007. Our domestic R&D expense decreased by $219,000 in 2007 primarily as a result of vacancies in our R&D staffing and lower costs related to outside consultants and clinical trials. Additionally, R&D expenses incurred by our Beijing Marr joint venture decreased by $81,000.

Selling, general and administrative costs increased by $214,000 or 10%, from $2,245,000 in the first half of 2006 to $2,459,000 in the first half of 2007. The primary components of the net increase include the following:
•	increases in compensation and consulting expenses;
•	increased travel expense incurred in pursuing business development opportunities, particularly in the Middle East and in India; offset by
•
an net reduction of approximately $36,000 incurred by our Chinese joint ventures as a result of pre-manufacturing staffing and overhead expenses recognized as administrative expense in the first half of 2007, offset by personnel reductions and reorganizations within those entities.

Our loss from operations for the first half of 2007, at $2,971,000, reflects a 5% decrease compared with the $3,143,000 loss reported for the first half of 2006.

We recorded net interest expense of $858,000 for the first half of 2007 compared with $4,289,000 of net interest expense in the first half of 2006. The reduced expense in 2007 is primarily the result of the accounting for the reduction in the anti-dilution obligation related to our first quarter 2007 financings and a reduction in the amortization of discounts and issuance costs related to our 2005 convertible note financing. The following table summarizes the components of interest expense (in thousands):

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

			(Increase)
	Six Months ended June 30,		Decrease
	2007	2006	Expense

Interest expense on debt instruments paid or payable in cash	$(161)	$(156)	$(5)
Non-cash (expense) income composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(202)	(280)	78
Amortization and proportional write-off upon conversion of note
and debenture discounts and deferred offering costs	(1,208)	(3,420)	2,212
Amortization of discounts associated with extension of 8%
convertible notes and Marr Credit Facility notes	(113)	-	(113)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	913	-	913
Mark to market adjustment of derivative and anti-dilution
obligations arising from the April 2005 financing	-	(375)	375
Expense attributable to extension of maturity of August 2006
Additional Warrants	(29)	-	(29)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(60)	(60)	-

Total non-cash items	(699)	(4,135)	3,436

Total interest expense	$(860)	$(4,291)	$3,431

Interest income	2	2	-

Net interest expense	$(858)	$(4,289)	$3,431

Liquidity and Capital Resources

Our primary source of liquidity as of June 30, 2007 was cash that we raised in our recent financing activities, including the March 2007 Private Placement. During the six month periods ended June 30, 2007 and 2006 we used cash of $2.6 million and $3.1 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

We expect our cash flow from financing activities to be sufficient for our operating and capital requirements into the fourth quarter of 2007, based on our current operating burn rate and our known commitments.

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

Risk Related to Our Financial Condition

If We are Unable to Obtain Additional Financing We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

Effective on March 28, 2007, we extended the maturity of the $4.2 million of 7% Promissory Notes outstanding under the 2005 Marr Credit Facility Agreement as well as the unconverted $5.0 million of Secured 8% Convertible Notes, from April 3, 2007 until April 3, 2009, and we completed a $5.2 million private placement. Through July 3, 2007, we have issued an aggregate of $201,000 of additional Secured 8% Convertible Notes in payment of interest that are also due on April 3, 2009. We expect that the $5.2 million in financing that we raised in the March 2007 Private Placement will carry us into the fourth quarter of 2007, based on our current operating burn rate and our known commitments. We continue to evaluate our sales forecasts and the potential investments that may be required to expand our business. In this regard, we consider the proceeds from the exercise of our outstanding common stock purchase warrants, including the warrants to purchase 150 million shares of our common stock that were issued in the March 2007 Private Placement, as a potential source of financing that could finance our growth plans, as well as fund our operating losses and working capital requirements during the expected growth phase of our business in 2007 and continuing into 2008. Nevertheless, with the exercise of the warrants uncertain, we do not believe that our current cash resources are sufficient to allow us to fully attain our business milestones and achieve positive cash flow. Based on our current obligations and our 2007 operating plans, we do not believe that we can sustain our operations through 2007 without obtaining additional financing or in the absence of an early exercise of a significant portion of the 150 million warrants issued in the March 2007 Private Placement. While the proceeds we would receive from the exercise of the warrants issued in the March 2007 Private Placement would provide the necessary financing, there can be no assurance that sufficient warrants, or any, will be exercised during 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In the absence of adequate resources from current working capital and existing financing arrangements, we will be required to raise additional capital to sustain our operations. There can be no assurance that additional financing will be available, or if it is available, that it will be on acceptable terms. The absence of an effective registration statement for the investors’ resale of the 100 million shares of common stock sold in the March 2007 Private Placement will likely unfavorably impact our ability to raise additional funds. We would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control or require stockholder approval and could result in substantial dilution to our existing stockholders. Further, our outstanding pledges of the rights to our assets as collateral security for our Notes and other indebtedness may inhibit our ability to secure financing in the future. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Risks Related to the Market for Our Common Stock

Our Registration of a Significant Amount of Our Stock Under the Terms of Recent Financings May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of the private placements we completed in February and March 2007, we have filed a registration statement for the resale of approximately 104 million shares of common stock that we issued to non-affiliates. Following the issuance of notes in payment of interest accrued through July 3, 2007, our 8% Secured Convertible Notes are immediately convertible into approximately 17.0 million registered shares and there remain approximately 30 million registered shares underlying immediately exercisable warrants granted in the April 2005 Placement and in the May and July 2004 PIPEs. Upon the effectiveness of the registration statement or the conversion of the notes or exercise of the warrants, the investors will hold freely tradable shares. In addition to the approximately 104 million outstanding shares of our common stock held by non-affiliates that will become freely tradable upon the effectiveness of the registration statement, other non-affiliated investors hold approximately 160 million shares of our common stock that are now freely tradable. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

We May Need our Stockholders to Authorize Additional Shares of or a Reverse Split of our Common Stock in the Near Future.

From inception through June 30, 2007, we have issued approximately 342 million shares of our common stock and raised approximately $164 million. We have 800 million shares of our common stock authorized for issuance. After considering the share reserves required for our benefit plans and our recent financings, we have the ability to issue approximately 150 million shares of our common stock for future financings or for other purposes. In addition to the potential dilutive effect of issuing such a large number of shares at current prices, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“VP-Finance”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the “Controls Evaluation”) as of June 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Vice President-Finance and Administration, as appropriate to allow for timely decisions regarding required disclosure. Effective January 1, 2006, we began consolidating our interests in Beijing Calypte and Beijing Marr. We have concluded that the disclosure controls and procedures for our consolidated entity are currently not effective and we are evaluating and implementing procedures to remediate the deficiencies, including clearly defining roles and responsibilities in our accounting and finance organization and training both our staff and our joint venture partners to use our computerized accounting and control system. No change in internal control over financial reporting occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.40. The Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District.

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

In August 2006, we issued 12,540,000 one-year warrants to purchase our common stock at an exercise price of $0.25 per share to ten accredited investors from our May 2004, July 2004 and April 2005 private placements and to Marr in connection with the credit facility it extended to us in 2005 in a private placement. The warrants were issued in consideration of the investors’ accelerated exercise of warrants issued to them in the previous private placements and the credit facility at the reduced exercise price of $0.15 per share. We received $258,000 in gross proceeds from the exercise of the warrants and, in lieu of paying us the cash exercise proceeds, certain of the investors cancelled our obligation to repay an aggregate of $959,000 of our 8% Secured Convertible Notes and $2,443,000 of our 7% promissory notes issued under the 2005 Marr Credit Facility and $102,000 of related accrued interest. In March and April 2007 we entered into agreements with these investors in which we extended the term of these warrants until April 3, 2009, granted cashless exercise privileges, and, in certain cases, reduced the exercise price in return for elimination of piggyback registration rights granted with respect to these warrants.

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

In February 2007 and March 2007, we sold 3,750,000 shares of our common stock at a purchase price of $0.06 per share and five-year warrants to purchase 3,958,336 shares of our common stock at an exercise price of $0.12 per share to three accredited investors in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) and Regulation D, resulting in gross proceeds to us of $225,000. In April 2007, we issued to the investors 576,922 additional shares of our common stock under anti-dilution adjustment provisions contained in their transaction documents and the warrant exercise price was lowered to $0.104 per share.

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

We did not submit any matters to a vote of security holders during the second quarter of 2007.

Item 5. Other information - Subsequent Events

Issuance of 8% Notes in payment of interest

Effective July 3, 2007, when the market price of our common stock was $0.082 per share, we issued an aggregate of approximately $103,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “July 2007 Interest Notes”) on the aggregate of the $5.1 million outstanding principal balance of the April 4, 2005 Notes and the related quarterly interest notes. With the exception of the $66,000 Secured 8% Convertible Note issued to Marr, the July 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. Effective July 3, 2007, we entered into an Amendment Agreement with Marr which permits us to issue Secured 8% Convertible Notes to Marr in payment of quarterly interest due on and after July 3, 2007 which do not have registered shares of our common stock underlying the Notes. There are no registered shares of our common stock underlying the interest note issued to Marr on July 3, 2007.

Management change

Effective August 6, 2007, Mr. J. Daniel Clark was appointed Vice President Sales and Marketing, reporting to Roger I. Gale, the Company’s Chief Executive Officer. He will provide executive level sales and marketing and general business support to Mr. Gale as a member of our senior management team.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the second quarter of 2007 and thereafter through July 31, 2007:

Form 8-K regarding Item 7.01 Regulation FD Disclosure - filed April 6, 2007 - Providing the prepared remarks of Messrs. Roger Gale, Richard D. Brounstein and Jerrold D. Dotson for the Investor Webcast reporting the Company’s financial results for the year ended December 31, 2006 held on April 5, 2007.

Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers - filed May 14, 2007 - Announcing the appointment of Mr. Adel Karas as a member of the Company’s Board of Directors on May 8, 2007.

Form 8-K regarding Item 7.01 Regulation FD Disclosure - filed May 21, 2007 - Providing the prepared remarks of Messrs. Roger Gale, Richard D. Brounstein and Jerrold D. Dotson for the Investor Webcast reporting the Company’s financial results for the quarter ended March 31, 2007 held on May 18, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: August 13, 2007	By:	/s/ Jerrold D. Dotson

Jerrold D. Dotson Vice President - Finance and Administration (Principal Accounting Officer)