Form 10QSB
period 2007-09-30
CALYPTE BIOMEDICAL CORP
filed 2007-11-13
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to______________

Commission file number: 000-20985

CALYPTE BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1226727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16290 S.W. Upper Boones Ferry Road
Portland, OR 97224
(Address of principal executive offices) (Zip Code)

(503) 726-2227
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

The registrant had 342,449,510 shares of common stock outstanding as of November 12, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-QSB

INDEX

Page No

PART I. Financial Information
PART II. Other Information

Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Securities and Use of Proceeds	40

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information - Subsequent Events	42

Item 6.	Exhibits and Reports on Form 8-K	42

SIGNATURES	43

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,699	$372
Accounts receivable, net of allowance of $1 at September 30, 2007 and December 31, 2006	45	16
Inventory	281	264
Prepaid expenses	512	244
Deferred debt issuance costs, net of accumulated amortization of $725 at December 31, 2006	-	64
Other current assets	26	10

Total current assets	2,563	970

Property and equipment, net of accumulated depreciation of $672 and $533 at September 30,
2007 and December 31, 2006, respectively	1,541	1,359
Intangible assets, net of accumulated amortization of $382 and $218 at September 30, 2007
and December 31, 2006, respectively	2,552	2,716
Deposit on China facility acquisition	2,133	2,001
Other assets	912	972

	$9,701	$8,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,267	$3,690
Advances from related parties	2,015	1,871
8% Notes payable to a related party	-	46
12% Convertible debentures payable	60	60
Anti-dilution obligation	22	-
Capital lease obligations	-	131

Total current liabilities	5,364	5,798

Deferred rent obligation	12	-
8% Convertible notes payable, net of discount of $756 and $1,144 at September 30, 2007 and
December 31, 2006, respectively	4,428	3,739
7% Notes payable to a related party, net of discount of $176 at September 30, 2007	4,024	4,057
Minority interest in consolidated joint ventures	942	766
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
September 30, 2007 and December 31, 2006; 100,000 shares issued and outstanding at
September 30, 2007 and December 31, 2006; aggregate redemption and liquidation value of
$1,000 plus cumulative dividends	3,146	3,056

Total liabilities	17,916	17,416

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at September 30, 2007 and
December 31, 2006; 342,369,679 and 221,145,656 shares issued and outstanding as of
September 30, 2007 and December 31, 2006, respectively	10,271	6,634
Common stock subscribed	-	100
Additional paid–in capital	153,322	151,502
Deferred compensation	3	9
Accumulated other comprehensive income from foreign currency translation	26	-
Accumulated deficit	(171,837)	(167,643)

Total stockholders’ deficit	(8,215)	(9,398)

	$9,701	$8,018

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:

Product sales	$131	$68	$465	$208

Operating costs and expenses:
Cost of product sales	145	59	396	197
Research and development expenses	274	353	869	1,252
Selling, general and administrative expenses (non-cash of $87 and $485 for the three and nine months ended September 30, 2007, respectively, and non-cash of $72 and $511 for the three and nine months ended
September 30, 2006, respectively)	1,541	949	4,000	3,193

Total operating expenses	1,960	1,361	5,265	4,642

Loss from operations	(1,829)	(1,293)	(4,800)	(4,434)

Interest income (expense), net (non-cash income of $1,125 and $426 for the three and nine months ended September 30, 2007, respectively, and non-cash expense of ($3,011) and ($7,146) for the three and nine
months ended September 30, 2006, respectively)	1,063	(3,076)	205	(7,364)

Minority interest in losses of consolidated joint ventures	145	91	333	331
Other income (expense), net	(12)	22	70	85

Loss before income taxes	(633)	(4,256)	(4,192)	(11,382)

Income taxes	-	-	(2)	(2)

Net loss	$(633)	$(4,256)	$(4,194)	$(11,384)

Other comprehensive earnings
Gain on foreign currency translation	26	-	26	-

Comprehensive loss	$(607)	$(4,256)	$(4,168)	$(11,384)

Net loss per share (basic and diluted)	$(0.00)	$(0.02)	$(0.01)	$(0.06)

Weighted average shares used to compute net loss per share
(basic and diluted)	342,083	213,567	304,518	196,268

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,194)	$(11,384)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	304	223
Amortization of deferred compensation	-	2
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts	1,373	4,258
Amortization and proportional write-off upon conversion of deferrred debt
issuance costs	64	492
Dividends on mandatorily redeemable Series A preferred stock	90	90
Anti-dilution obligation and note derivative liability	(2,290)	375
Extension of maturity of August 2006 Additional Warrants	29	-
Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from warrant re-pricing and
exercise and debt cancellation	-	1,549
Stock-based employee compensation expense	56	131
Fair market value of common stock, warrants, and options granted for services	471	378
Loss on disposition of equipment	19	-
Minority interest in joint venture losses	(333)	(331)
Gain on foreign currency translation	(137)	-
Changes in operating assets and liabilities:
Accounts receivable	(29)	50
Inventory	(16)	(196)
Prepaid expenses and other current assets	(181)	(104)
Deferred debt issuance costs and other assets	91	54
Accounts payable, accrued expenses and other current liabilities	262	211

Net cash used in operating activities	(4,421)	(4,202)

Cash flows from investing activities:
Consolidated joint venture, net cash acquired	-	799
Investment in joint ventures by minority interest	510	1,006
Deposit on China manufacturing facility and related assets	-	(1,673)
Purchases of equipment	(223)	(747)

Net cash used in investing activities	287	(615)

Cash flows from financing activities:
Proceeds from sale of stock	5,425	819
Expenses related to sales of stock	(18)	-
Proceeds from notes issued to a related party	508	4,000
Repayment of notes issued to a related party	(321)	-
Principal payment on capital lease obligations	(131)	(128)

Net cash provided by financing activities	5,463	4,691

Net increase (decrease) in cash and cash equivalents	1,329	(126)

Effect of foreign currency exchange rates on cash	(2)	-

Cash and cash equivalents at beginning of period	372	492

Cash and cash equivalents at end of period	$1,699	$366

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Supplemental disclosure of cash flow activities:
Cash paid for interest	$238	$221
Cash paid for income taxes	2	2

Supplemental disclosure of noncash activities:
Conversion of notes payable and accrued interest to common stock	92	6,357
Conversion of accrued interest into notes payable	301	453
Transfer of note derivative liability to equity	-	1,874
Common stock issued in payment of accrued compensation	438	-

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)
(1)    The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Prior to that date, our stock had traded on the American Stock Exchange under the symbol “HIV”. During the third quarter of 2007, we combined our research and development operations and our administrative offices in a facility in Portland, Oregon that also includes manufacturing space. Through our 51%-owned joint ventures, we have manufacturing and marketing operations in Beijing, China. In the second quarter of 2007, we established a representative sales and marketing office in Dubai, United Arab Emirates and, at September 30, 2007 were creating a similar office in Geneva, Switzerland.

Historically, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we refer to as our “Legacy Business.” In November 2005, we sold the Legacy Business to Maxim Biomedical, Inc.

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market. We have completed field trials or product evaluations of our HIV-1/2 Rapid Tests covering an aggregate of over 7,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the tests. In our studies, the tests have averaged 99.7% accuracy. We have obtained regulatory approvals in parts of Africa, Southeast Asia, the Middle East, Russia and, most recently, in India, and we expect to expand our market reach on a steady basis.

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

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 19% of our outstanding stock. Through the third quarter of 2007, the operations of Beijing Calypte have been primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”). We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr. Marr Asia continues to own the remaining 49% interest in Beijing Marr. Through the acquisition of Beijing Marr, we have acquired rights to manufacturing facilities and other assets necessary to manufacture our HIV-1/2 Rapid Test products in China. Beijing Marr has recently completed renovating the manufacturing facilities and is pursuing the necessary governmental approvals to begin production and sale of our HIV-1/2 rapid oral fluid (OMT) diagnostic test, which remains under evaluation by the Chinese State Food and Drug Administration (“SFDA”). In the third quarter of 2007, we contracted for an audit of our operational procedures at this facility to ensure our compliance with ISO 9001 and ISO 13485 standards and are awaiting the results of that review. We expect that this facility will also support the manufacturing of our products for export to other countries.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

The accompanying financial statements reflect our consolidated operations and ownership interests in Beijing Calypte and in Beijing Marr.

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

We have prepared accompanying unaudited condensed consolidated financial statements on the basis that we will continue our operations as a going concern. During the first nine months of 2007, we incurred a net loss of $4.2 million. At September 30, 2007, we had a working capital deficit of $2.8 million and our stockholders’ deficit was $8.2 million. Based upon our financial condition at December 31, 2006, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2006 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.

During the first quarter of 2007, however, we entered into additional financing arrangements. In March 2007 we received $5.2 million in the“March 2007 private placement,” described in Note 6, Stockholders’ Deficit, that has funded our operations to-date in 2007. The proceeds we received in this transaction are not adequate to carry us through execution of our business plan or until we achieve positive cash flow or profitability. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of additional near-term financing for us. We expected that a portion of these short-term warrants, in addition to other outstanding warrants that are now also in-the-money, would be exercised during 2007 and thereby provide us with additional and necessary funding. In the absence of the exercise of a significant portion of these warrants, our current cash resources will not allow us to fully attain our business milestones without interruption and we will need to seek additional financing or a strategic opportunity. We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. At September 30, 2007, we owed an aggregate of $9,384,000 under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, all of which are now due in April 2009. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future. Additionally, the presence of a significant number of unexercised in-the-money warrants may also unfavorably impact our ability to raise additional financing.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position as of September 30, 2007 and the results of our operations and our cash flows for the three and nine month periods ended September 30, 2007 and 2006. The accompanying consolidated balance sheet at December 31, 2006 has been derived from our audited financial statements at that date. Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period. This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2006 included in our Form 10-KSB filed with the SEC on April 2, 2007.

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

September 30, 2007 and 2006
(Unaudited)

(2)     Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of the Company, our wholly-owned subsidiary, Calypte, Inc., and our 51% ownership interests in both Beijing Calypte and Beijing Marr. We have eliminated all significant intercompany accounts and transactions in consolidation.

Foreign Currency Translation

The functional currency of our consolidated Chinese joint ventures is the local currency, the Chinese Yuan Renminbi. We translate the assets and liabilities of our foreign joint ventures into U.S. dollars at the rate of exchange in effect at the end of the reporting period. We translate revenues and expenses at the average rates of exchange for the accounting period. We report the effect of translation gains and losses as our only component of other comprehensive income in our Statement of Operations.

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

Two customers accounted for approximately 67% of our third quarter 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 42% of our third quarter 2007 revenue. The CDC’s contract testing lab in New York purchased BED Incidence tests representing 25% of our third quarter 2007 revenue. Five customers, all of whom purchased the BED Incidence Test, accounted for approximately 82% of our third quarter 2006 revenue. All of these shipments were to international locations in either Africa or Asia. Sales to non-distributor customers in Botswana, Tanzania and Kenya accounted for 24%, 18% and 11%, respectively, of third quarter 2006 revenues. Sales to Taiwanese and South African distributors accounted for 17% and 12%, respectively, of third quarter 2006 revenues.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

Three customers accounted for approximately 54% of our revenue for the first three quarters of 2007. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our revenue for the first three quarters of 2007. A second quarter purchase of our AwareTM HIV-1/2 oral fluid rapid tests by our Russian distributor accounts for 17% of our revenue for the first three quarters of 2007. BED Incidence Test purchases by the CDC’s contract testing lab in New York accounted for 14% of our revenue for the first three quarters of 2007. Three customers accounted for approximately 43% of our revenue during the first three quarters of 2006. Two customers purchasing the BED Incidence Test, the Chinese CDC and the US CDC Zambia Project accounted for approximately 19%, and 12%, respectively, of revenues for the first three quarters of 2006. Our distributor for the Middle East purchased oral fluid rapid tests that accounted for approximately 12% of our revenues for the first three quarters of 2006.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are the same for the periods presented in these consolidated financial statements. Outstanding options and warrants for 230,804,032 shares and 64,615,841 shares were excluded from the computation of loss per share for the three and nine month periods ended September 30, 2007 and 2006, respectively, as their effect is anti-dilutive. The computation of loss per share also excludes 17,281,494 shares and 15,972,459 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, for the three and nine month periods ended September 30, 2007 and 2006, respectively, as their effect is also anti-dilutive.

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

Stock-Based Compensation Expense

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. We adopted SFAS 123R using the modified prospective method. Under this method, we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements. During the first nine months of 2007 and 2006, we recorded stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R of $27,000 and $131,000, respectively, in selling, general and administrative expenses in our Statement of Operations. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate, which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.  Prior to adopting SFAS 123R, we accounted for share-based payments under APB 25 and, accordingly, generally recognized compensation expense related to employee stock options for only those options granted with intrinsic value and we accounted for forfeitures as they occurred.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

We granted stock options to one employee during the third quarter of 2007, the first employee stock option grant since our adoption of SFAS 123R. We estimated the fair value of this grant, and expect to estimate the fair value of future grants, using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  To date, we have generally estimated the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options, which will not be available for use after 2007. In the future we plan to estimate the expected term of the options we grant by considering historical option exercise behavior and employee termination patterns. Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior.   We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”), which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We have not yet determined the impact that EITF 07-03 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. FAS 159 is effective for fiscal years beginning after November 15, 2007. We have not evaluated the potential impact of adopting SFAS 159.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

(3)    Inventory

Inventory as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Raw materials	$212	$189
Work-in-process	21	12
Finished goods	48	63
Total inventory	$281	$264

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Trade accounts payable	$1,317	$1,519
Accrued royalties	45	60
Accrued salary, severance and vacation pay	79	349
Customer prepayments on purchases	88	162
Accrued interest	490	260
Accrued audit fees	116	125
Accrued consulting contract expenses	544	500
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of joint ventures	94	251
Accounts payable and accrued expenses of discontinued operations	190	190
Other	264	234

Total accounts payable and accrued expenses	$3,267	$3,690

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

(5)     Notes and Debentures Payable

The following table summarizes note and debenture activity for the nine months ended September 30, 2007 (in thousands).

	Balance		Conversion		Balance	Discount at	Net Balance at
Current Notes and Debentures	12/31/06	Additions	to Equity	Repayments	9/30/07	9/30/07	9/30/07
8% Promissory Notes to related
party - Chief Executive Officer	$46	$50	$(90)	$(6)	$-	$-	$-

12% Promissory Note to related
party - Employee	$-	$65	$-	$(65)	$-	$-	$-

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

Non-current Notes Payable

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399	$(668)	$3,731
July 4, 2005 Interest	66	-	-	-	66	(10)	56
October 4, 2005 Interest	68	-	-	-	68	(10)	58
January 4, 2006 Interest	69	-	-	-	69	(10)	59
April 4, 2006 Interest	68	-	-	-	68	(10)	58
July 4 and 21, 2006 Interest	122	-	-	-	122	(19)	103
October 4, 2006 Interest	91	-	-	-	91	(14)	77
January 4, 2007 Interest	-	100	-	-	100	(15)	85
April 3, 2007 Interest	-	99	-	-	99	-	99
July 3, 2007 Interest	-	102	-	-	102	-	102

Total 8% Secured Convertible Notes	$4,883	$301	$-	$-	$5,184	$(756)	$4,428

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,057	$393	$-	$(250)	$4,200	$(176)	$4,024

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

September 30, 2007 and 2006
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

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing additional Notes maturing on April 3, 2007. From July 2005 through October 2006, we issued additional 8% Convertible Notes in an aggregate face amount of $877,000 in payment of quarterly interest (the “Interest Notes”). The Interest Notes issued through October 2006 were convertible into an aggregate of 2.9 million shares of our common stock. Effective January 4, 2007, we issued an aggregate of approximately $100,000 of Secured 8% Convertible Notes that are convertible into approximately 333,000 shares of our common stock in payment of quarterly interest (the “January 2007 Interest Notes”) on the then-outstanding principal balance of approximately $4.9 million of the Notes issued on April 4, 2005 plus the subsequent Interest Notes. The January 2007 Interest Notes have the same terms and conditions, excluding anti-dilution provisions, as the Notes issued on April 4, 2005. See Extension of Note Maturity Dates below. Effective April 3, 2007, when the market price of our common stock was $0.067 per share, we issued an aggregate of approximately $99,000 of Secured 8% Convertible Notes that are convertible into approximately 329,000 shares of our common stock in payment of quarterly interest (the “April 2007 Interest Notes”) on the aggregate of the then-outstanding principal balance of approximately $5.0 million of the April 4, 2005 Notes and the subsequent quarterly interest notes. The April 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, all of which are now due on April 3, 2009, except that they do not have anti-dilution provisions. Effective July 3, 2007, when the market price of our common stock was $0.082 per share, we issued an aggregate of approximately $102,000 of Secured 8% Convertible Notes that are convertible into approximately 343,000 shares of our comon stock in payment of quarterly interest (the “July 2007 Interest Notes”) on the aggregate of the then-outstanding principal balance of $5.1 million of the April 4, 2005 Notes and the related quarterly interest notes. With the exception of the $66,000 Secured 8% Convertible Note issued to Marr, the July 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. Effective July 3, 2007, we entered into an Amendment Agreement with Marr which permits us to issue Secured 8% Convertible Notes to Marr in payment of quarterly interest due on and after July 3, 2007 which do not have registered shares of our common stock underlying the Notes. There are no registered shares of our common stock underlying the interest note issued to Marr on July 3, 2007. We have not issued warrants in conjunction with any Interest Notes. Refer to Note 12, Subsequent Events, for information regarding additional notes issued in payment of interest in October 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

At April 4, 2005, we determined that, in addition to the anti-dilution provisions contained therein, the Notes included a beneficial conversion feature. As a result of the anti-dilution provisions, however, the Notes were not considered conventional convertible debt under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). We further determined that the conversion feature was subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and was an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the $5,330,000 fair value of the derivative at inception was accounted for as a discount to the face value of the Notes and as a corresponding liability that was marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense.

The July and October 2005 Interest Notes and the January 2006 Interest Notes each contained the same beneficial conversion and anti-dilution features included in the Notes that were treated as an embedded derivative. Similarly, the fair value of the July and October 2005 Interest Notes and the January 2006 Interest Note derivatives were accounted for at inception as a discount to the face value of the respective Interest Notes, and as a corresponding liability, and were marked to market at each balance sheet date, with the change in the fair value of the derivative being recorded as interest expense.

Upon conversion of the Notes and Interest Notes prior to April 3, 2006, the date on which the anti-dilution provisions expired, we reclassified the proportional share of the Note Derivative Liability to additional paid-in capital.

The April 2006 Interest Notes were issued on April 4, 2006 when the market price of our common stock was $0.22 per share. The July 2006 Interest Notes were issued on July 4, 2006 when the market price of our common stock was $0.20 per share. The October 2006 Interest Notes were issued on October 4, 2006 when the market price of our common stock was $0.095 per share. The January 2007 Interest Notes were issued on January 4, 2007 when the market price of our common stock was $0.074 per share. The April 2007 Interest Notes were issued on April 3, 2007 when the market price of our common stock was $0.067 per share. The July 2007 Interest Notes were issued on July 3, 2007 when the market price of our common stock was $0.082 per share. Accordingly, there was no beneficial conversion feature associated with the issuance of any of these notes. Further, the April 2006 and subsequent Interest Notes did not include anti-dilution provisions with respect to the issuance of additional equity instruments that the Company might issue in the future and, therefore, did not contain an embedded derivative requiring separate valuation or accounting treatment.

The effective interest rate on the interest notes issued between July 2005 and July 2007 ranged from approximately 8% to 48% based on the stated interest rate, the amount of discount and the term of the notes.

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

September 30, 2007 and 2006
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

September 30, 2007 and 2006
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

In accordance with the provisions of SFAS 15 applicable to the 8% Convertible Notes, we have accounted for the modification as a troubled debt restructuring on a prospective basis. We have recorded a discount to the 8% Convertible Notes equal to the allocated incremental fair value of the re-priced and extended warrants plus the fair value of the extended conversion feature with a corresponding credit to additional paid-in capital. We are amortizing the discount as non-cash interest expense over the remaining two-year term of the 8% Convertible Notes using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivables and Payables. The effective interest rate of the extended 8% Convertible Notes is 19.98%

Because the extension of the maturity of the 7% Credit Facility Notes is not within the provisions of SFAS 15, as determined by our EITF 02-4 analysis, we subsequently evaluated the modification of the 7% Credit Facility Notes in accordance with the provisions of EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments. In accordance with the provisions of EITF 96-19, we determined that the extension of the maturity date should be treated as a modification to the debt on a prospective basis. Accordingly, we recorded a discount to the 7% Credit Facility Notes equal to the $206,000 allocated incremental fair value of the re-priced and extended warrants with a corresponding credit to additional paid-in capital. We are amortizing the discount as non-cash interest expense over the remaining two-year term of the 7% Credit Facility Notes using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivables and Payables. The effective interest rate of the extended 7% Credit Facility Notes is 8.85%.

Interest Expense

The following table summarizes the components of interest expense for the three and nine month periods ended September 30, 2007 and 2006 (in thousands):

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

	Quarter ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Interest expense on debt instruments paid or payable in cash	$(75)	$(65)	$(236)	$(220)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(106)	(101)	(308)	(382)
Amortization and proportional write-off upon conversion of 8% conversion note discounts and deferred offering costs	-	(1,331)	(1,208)	(4,750)
Amortization of discounts associated with extension of 8% convertible notes and Marr Credit Facility notes	(116)	-	(229)	-
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March financings
March 2007 financings	1,377	-	2,290	-
Mark to market adjustment of derivative and anti-dilution obligations arising from the April 2005 financing	-	-	-	(375)
Expense attributable to extension of maturity of August 2006 Additional Warrants	-	-	(29)	-
Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from warrant re-pricing and exercise and debt cancellation	-	(1,549)	-	(1,549)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	(90)	(90)

Total non-cash items	1,125	(3,011)	426	(7,146)

Total interest income (expense)	1,050	(3,076)	190	(7,366)

Interest income	13	-	15	2

Net interest income (expense)	$1,063	$(3,076)	$205	$(7,364)

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

	Current share price	Historical stock price volatility	Risk-free interest rate	Term (years)	Expected dividend rate	Probability of additional financing

February 23, 2007	$0.06	114.61%	5.05%	1.0	0%	100%
March 23, 2007	$0.06	112.63%	4.67%	1.0	0%	100%
March 27, 2007	$0.06	130.04%	4.93%	1.0	0%	100%

We marked the February 2007 Private Placement anti-dilution obligation to market at September 30, 2007, again using a binomial pricing model, and derived a value of $1,000 using the following assumptions: current share price: $0.19; historical stock price volatility: 125.59% to 126.86%; risk-free interest rate: 4.09%; term (years): 0.40 to 0.49; expected dividend rate: 0%; and a 20% probability of completing an additional round of financing during the remaining term of the obligation. We recorded the reduction in the value of the obligation as a non-cash credit to interest expense.

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

The terms of the March 2007 Private Placement, described below, triggered the anti-dilution provisions of the February 2007 subscription and warrant agreements. Under the terms of the anti-dilution provisions, we issued to the investors an aggregate of 576,922 additional shares in April 2007 and reduced the exercise price of the warrants from $0.12 per share to $0.104 per share. We recorded $43,000 of non-cash interest expense to recognize the intrinsic value of the additional shares issued. No adjustment was required for the re-pricing of the warrants.

March 2007 Private Placement

On March 28, 2007, when the market price of our common stock was $0.063 per share, we completed a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash which we are using for general corporate purposes. The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock. The Series A stock purchase warrants (the “2007 Series A Warrants”) to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 28, 2008. The Series B stock purchase warrants (the “2007 Series B Warrants”) to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 28, 2008. The 2007 Series A Warrants and the 2007 Series B Warrants are hereinafter collectively referred to as the “March 2007 Private Placement Warrants” If fully exercised, the warrants would provide us with an additional $13.5 million in cash. We agreed to file a registration statement for the resale of the shares purchased and the shares underlying the March 2007 Private Placement Warrants within 45 days of the closing and use our best efforts to obtain its effectiveness. The registration rights agreement was subsequently amended to delete our obligation to register the shares underlying the March 2007 Private Placement Warrants. A resale registration statement for the shares purchased is not yet effective. Two of our officers also participated in this Private Placement by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them, aggregating $630,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

The subscription agreements in the March 2007 Private Placement contain an anti-dilution clause providing that we will issue the investors additional shares of our common stock for no additional consideration if we issue shares of our common stock in a subsequent financing transaction at less than $0.052 per share per share in the year following the investors’ purchase of our common stock. We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense. We valued the anti-dilution obligation of the March 2007 Private placement at its inception using a binomial pricing model to estimate future stock prices and derived a value of $2,260,000 using the following assumptions: current share price: $0.06; historical stock price volatility: 129.29%; risk-free interest rate: 4.90%; term (years): 1.0; expected dividend rate: 0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation. We marked the March 2007 Private Placement anti-dilution obligation to market at September 30, 2007, again using a binomial pricing model, and derived a value of $21,000 using the following assumptions: current share price: $0.19; historical stock price volatility: 126.86%; risk-free interest rate: 4.09%; term (years): 0.49; expected dividend rate: 0%; and a 20% probability of completing an additional round of financing during the remaining term of the obligation. We recorded the $2,239,000 reduction in the value of the obligation as a non-cash credit to interest expense.

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

Warrants, options and stock grants

As noted in the preceding descriptions of the February 2007 Private Placement and the March 2007 Private Placement, we issued warrants to purchase an aggregate of 3,958,336 shares of our common stock at $0.104 per share, following the anti-dilution price reset, in the February 2007 Private Placement and warrants to purchase an aggregate of 168,177,036 shares of our common stock at $0.08 per share or $0.11 per share in the March 2007 Private Placement. We also issued an aggregate of 125,000 warrants to purchase our common stock at prices from $0.06 to 0.067 per share to placement agents in the February 2007 Private Placement. Additionally, as described in Note 5, in March 2007 we re-priced certain previously-issued warrants in connection with the extension of the due dates of our 8% Secured Convertible Notes and our 7% Notes issued under the 2005 Marr Credit Facility.

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

September 30, 2007 and 2006
(Unaudited)

	Pre-modification	Post-modification
Exercise price	$0.25	$0.25
Term (years)	0.29	1.95
Volatility	117.21%	129.47%
Interest Rate	5.01%	4.67%
Expected dividend rate	0%	0%

Option value per share	$0.0004	$0.0242

At September 30, 2007, we have warrants outstanding to purchase an aggregate of 214,748,480 shares of our common stock at a weighted average price of $0.103 per share, as summarized in the following table:

	Number of Shares	Weighted Average Exercise price per share	Expiration Date
Series A warrants issued in connection with March 2007 Private Placement	112,118,024	$0.080	June 28, 2008
Series B warrants issued in connection with March 2007 Private Placement	56,059,012	$0.110	September 28, 2008
Warrants issued in connection with February 2007 Private Placement	3,958,336	$0.104	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February
2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005
Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs, including
warrants issued to placement agents	4,270,300	$0.452	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.221	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued
warrants in connection with July 2006 Warrant Re-pricing	12,540,238	$0.093	April 3, 2009
Warrants issued for investment banking services	500,000	$0.085	October 31, 2011
All other	250,283	$1.502	October 22, 2007 to May 6, 2009

	214,748,480	$0.103

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

On August 23, 2007, when the market price for our common stock was $0.13 per share, we issued an option to purchase 57,693 shares of our common stock at $0.13 per share under the terms of our 2004 Incentive Plan as partial compensation for consulting services and recorded non-cash selling, general and administrative expense of approximately $5,000. The option was fully vested at the date of grant. We valued the option using the Black-Scholes option pricing model and the following assumptions: term: 10 years; stock price volatility: 130.31%; risk-free interest rate: 4.31%; expected dividend rate: 0%.

During the first nine months of 2007, we issued stock grants for approximately 4,762,000 shares of our common stock to certain related parties and consultants under various agreements and recorded non-cash research and development expense of $42,000, net of accruals, and non-cash selling, general and administrative expense of approximately $243,000, net of prepaid amounts. Included in these grants are:

•
2,000,000 shares awarded to our President and Chief Executive Officer from our 2004 Incentive Plan under the terms of an employment agreement approved by the Compensation Committee of the Board of Directors on January 11, 2007;

•	approximately 2,200,000 shares awarded to consultants and service providers from our 2004 Incentive Plan and our 2000 Equity Incentive Plan for services; and

•	562,000 unregistered shares granted under the terms of an agreement for investor relations services.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

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

On August 6, 2007, when the market price of our common stock was $0.135 per share, we granted a fully-vested option to purchase 925,000 shares of our common stock at $0.135 per share to one of our officers, the first employee stock option grant since our adoption of SFAS 123R. We estimated the fair value of this grant at $0.093 per share, or $86,000, using the Black-Scholes option pricing model using the following assumptions: term: 2.5 years; stock price volatility: 123.77%; risk-free interest rate: 4.45%; expected dividend rate: 0%. Additionally, during the first nine months of 2007 and 2006, we have recorded stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R of $27,000 and $131,000, respectively, in selling, general and administrative expenses in our Statement of Operations. We assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense in both 2007 and 2006. We expect to continue utilizing the Black-Scholes option pricing model for estimating the fair value of the stock compensation attributable to any options granted to employees in the future. In determining the inputs to the valuation model, we would assume a dividend yield of zero since we have never paid cash dividends and have no present intention to do so. We would estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options. The risk-free interest rate would be determined based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. For options granted through the end of 2007, we plan to calculate the expected term of the option using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options. That method will not be available to us after 2007. After 2007, we plan to estimate the expected term of the options we grant by considering historical option exercise behavior and employee termination patterns. Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior. We have typically granted options having a ten year contractual term to our employees and directors.

A summary of option activity for all of our stock option plans from December 31, 2006 through September 30, 2007 is as follows:

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Date Indicated

Options outstanding at December 31, 2006	22,408,770	$0.576	7.36	$2,534
Options granted:
at less than market value	500,000	$0.030
at market value	982,693	$0.135
Options exercised	(16,827)	$0.010
Options forfeited	(110,554)	$0.234
Options expired	(7,708,530)	$0.540

Options outstanding at September 30, 2007	16,055,552	$0.553	6.40	$135,443

Options vested and exercisable at December 31, 2006	21,954,053	$0.583	7.34	$2,534

Options vested and exercisable at September 30, 2007	15,906,389	$0.556	6.39	$135,266

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at September 28, 2007, $0.187 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

The following table summarizes information about stock options outstanding under all of our option plans at September 30, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years to Expiration	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 to $0.31	2,866,731	5.59	$0.170	2,728,678	$0.168
$0.32 to $0.56	2,459,599	6.21	$0.352	2,448,489	$0.352
$0.585	10,100,000	6.71	$0.585	10,100,000	$0.585
$0.60 to $170.63	629,222	5.87	$2.570	629,222	$2.570

	16,055,552	6.40	$0.553	15,906,389	$0.556

At September 30, 2007, the expected compensation cost of options outstanding but not yet vested was approximately $14,000. We expect to recognize this cost over a weighted average period of approximately four months. We have not recorded any income tax benefits for stock-based compensation arrangements for the nine-month periods ended September 30, 2007 or 2006, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

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

September 30, 2007 and 2006
(Unaudited)

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we have reported net operating losses that are being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits, as applicable, as a component of interest expense and other expense, respectively. As of the date we adopted FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor have we recognized any interest expense or penalties for the nine month period ended September 30, 2007.

(9) Related Party Transactions

As described in Note 5, in February 2007, we amended the terms of the 2005 Marr Credit Facility to extend the period during which we might issue promissory notes under the facility and to reduce the minimum size of notes issuable under the facility. We subsequently issued promissory notes in the aggregate face amount of $392,800 under the facility. As also described in Note 5, effective March 28, 2007, we extended the due date of an aggregate of $4,200,000 of 7% notes issued under the 2005 Credit Facility from April 3, 2007 to April 3, 2009. As also described in Note 5, we also extended the due date of an aggregate of $4,983,000 of 8% Secured Convertible Notes from April 3, 2007 to April 3, 2009. On April 3, 2007 and July 3, 2007, we issued 8% Secured Convertible Notes in the face amount of approximately $64,000 and $66,000, respectively, to Marr in payment of quarterly interest. At September 30, 2007, Marr holds an aggregate of $3,354,000 of the 8% Secured Convertible Notes. See Note 12, Subsequent Events regarding additional 8% Secured Convertible Notes issued to Marr in October 2007.

As described in Note 5, on February 6, 2007, we issued an 8% promissory note in the face amount of $50,000 to our Chief Executive Officer. This note was payable in full on March 31, 2007. On March 28, 2007, our Chief Executive Officer cancelled our obligation to repay an 8% promissory note in the face amount of $40,000 issued on November 30, 2006 and the February 6, 2007 note and the related accrued interest in conjunction with his participation in the March 2007 Private Placement described in Note 6. On March 30, 2007, we repaid in cash an 8% promissory note issued to the Chief Executive Officer in the face amount of $6,300 on November 10, 2006.

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

(10) Employment Agreement

In August 2007, we entered into a six month employment agreement with an officer that included a annual base salary of $125,000 and the grant of an immediately vested option to purchase 925,000 shares of our common stock at $0.135 per share. The option expires 30 months following the grant date. See Note (7), Share Based Payments, for the valuation and expense related to this option grant. The agreement and compensation is subject to review after a period of six months.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

(11) Contingencies

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.40. The Complainants have filed a notice to appeal the judgment with the Court of Appeal of the State of California; however, no appeal has been filed.

(12)    Subsequent Events

Issuance of 8% Notes in payment of interest

Effective October 3, 2007, when the market price of our common stock was $0.082 per share, we issued an aggregate of approximately $106,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “October 2007 Interest Notes”) on the aggregate of the $5.2 million outstanding principal balance of the April 4, 2005 Notes and the related quarterly interest notes. With the exception of the $69,000 Secured 8% Convertible Note issued to Marr, the October 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. We did not issue warrants in conjunction with the October 2007 Interest Notes. As described in Note 5, Notes and Debentures Payable, effective July 3, 2007, we entered into an Amendment Agreement with Marr which permits us to issue Secured 8% Convertible Notes to Marr in payment of quarterly interest due on and after July 3, 2007 which do not have registered shares of our common stock underlying the Notes. There are no registered shares of our common stock underlying the interest note issued to Marr on October 3, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information we provide in this Form 10-QSB or statements made by our directors, officers or employees may constitute “forward-looking” statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-QSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

•	our ability to obtain an increased market share in the diagnostic test market;

•	the perceived benefits of our test products to governmental and other public health agencies, health care providers and consumers;

•	our ability to achieve growth;

•	the success of our future marketing and brand-building efforts;

•	FDA and international regulatory actions;

•	the further development of our technologies;

•	our ability to protect our proprietary technologies;

•	our ability to compete successfully against new and existing competitors;

•	our future financial and operating results;

•	our liquidity and capital resources;

•	changes in domestic or international conditions beyond our control that may disrupt our or our customers’ or distributors’ ability to meet contractual obligations;

•	changes in health care policy in the United States or abroad;

•	fluctuations in market demand for and supply of our products;

•	public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;

•	availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors;

•	our ability to obtain additional financing as necessary to fund both our short- and long-term business plans and the possible impact on us if we are unable to satisfy these financing requirements;

•	our ability to timely register shares issued or issuable in our private placements and the impact of delays in registration on our ability to obtain additional financing;

•	our ability to attract or retain key personnel; and

•	statements under the caption “Risk Factors” and other statements regarding matters not of historical fact.

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of November 13, 2007 and we undertake no duty to update this information. Should events occur subsequent to November 13, 2007 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect our business and financial results is included in the section entitled “Additional Factors That May Affect Future Results” beginning on page 36 of this Form 10-QSB.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Overview and Outlook

Our current focus is on commercializing our AwareTM HIV-1/2 Rapid Tests, primarily in international markets. We plan to develop a complementary oral fluid test using an alternative antigen that will enable us to market a completely non-invasive screening and confirmation testing system for HIV-1/2. Our overall plan is to expand significantly our marketing and sales of our HIV-1/2 Rapid Tests. Our plan also includes developing and commercializing another lateral flow platform design suitable for over-the-counter applications, permitting our entry into the HIV rapid test market in the United States and capable of expanding our product line beyond HIV to a broader set of non-invasive diagnostic tests for other sexually transmitted diseases or diseases such as tuberculosis and malaria. Since the beginning of 2007, we have hired full-time sales and marketing employees to market our existing products and additional research and development employees to help develop our new products.

Trends, Events and Uncertainties

BED Incidence Test We began selling the BED Incidence Test in the fourth quarter of 2004 and it accounted for essentially all of our sales from continuing operations in calendar 2005 and approximately 44% of our sales in calendar 2006. Incidence Test sales accounted for approximately 66% of our total revenue in the first nine months of 2007 compared with 86% in the first nine months of 2006. In absolute terms, revenue from the sale of the Incidence Test increased by 71% between the first nine months of 2006 and the first nine months of 2007.

Following the initial ramp-up phase in 2005, sales of the Incidence Test decreased by approximately 41% in 2006 compared with sales in 2005. We believe the decrease in sales in 2006 was attributable to negative publicity regarding the usefulness of the BED Incidence Test. In February 2006, the U.S. CDC issued an Information Sheet: Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. suggesting expanded protocols, and indicating that data derived from use of the test in certain international settings may not be appropriate. During the second quarter of 2006, the U.S. CDC and UNAIDS agreed on a set of “Recommendations for Use” to address certain conditions that may have resulted in over-estimation of incidence. Since the issuance of that clarification, orders for the test have rebounded. We believe that the test’s design and use and the interpretation of its results will continue to evolve as public health agencies and the U.S. CDC gain experience with it.  We continue to believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and that it will remain a viable epidemiological surveillance test.

We expect to complement the current product with a rapid test version which we anticipate to be more suitable for use in resource-poor international settings that do not have the infrastructure to perform the current test. We are developing the rapid incidence test in conjunction with the U.S. CDC.

Rapid Tests Sales of our HIV-1/2 rapid diagnostic tests accounted for approximately 34% of our revenues in the first nine months of 2007 compared with 14% in the first nine months of 2006. We expect that our future near- and medium-term revenues will be derived from selling our HIV-1/2 rapid tests in both the professional and over-the-counter (OTC) markets, and potentially from selling diagnostic tests for other STDs or synergistic tests, such as tuberculosis or malaria, in the longer term.

Our primary focus for the remainder of 2007 and in 2008 is commercializing our HIV-1/2 rapid tests, especially our current AwareTM HIV-1/2 OMT (oral fluid) test. Our sample collection device collects sufficient sample media to perform multiple tests with one sample. Using this advantage, we expect to introduce a complementary oral fluid test employing a different antigen in 2008. We expect that the combination of these two tests will permit us to satisfy the World Health Organization (“WHO”) rapid testing guideline algorithm by providing two distinct non-invasive rapid tests. We also sell a BSP (blood/serum/plasma) test version of the rapid test product.

We plan to utilize regional manufacturing to take advantage of local market opportunities. These sites could also be used to manufacture product for export to other markets. Our first such site is in China, with our joint venture, Beijing Marr. We may also consider manufacturing operations in India and in the Middle East. The objectives are better customer service and stronger margins for all parties concerned. We are also exploring regional bases for research and development centers allowing us to utilize local talent with the objective of accelerating our ability to bring new products, technologies and platforms to market.

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

Bejing Marr will manage the oral fluid test product launch in China. There are several large markets in China, such as those created by laws requiring HIV testing of military recruits and university students as part of their admissions process, as well as a publicly-announced commitment by the Chinese government to offer voluntary HIV testing to its entire adult population. With trained non-professionals and a safe, non-invasive oral fluid test, we expect strong demand for our initial test.

Beijing Marr has recently completed upgrading and renovating its manufacturing operations to facilitate the production of our AwareTM HIV-1/2 rapid oral fluid (OMT) test. In the third quarter of 2007, we contracted for an audit of our operational procedures at this facility to ensure our compliance with ISO 9001 and ISO 13485 standards and we are awaiting the results of that review. We have already completed the required technology transfer, and compliance with these standards will enable us to manufacture for both the Chinese market and for export from China to our other international markets. Following our expected ISO 13485 certification, we may seek additional international certifications to further expand our market potential. We expect to receive our Chinese factory quality systems certification based on our AwareTM HIV-1/2 OMT rapid test. We predict that China will ultimately be one of our largest markets, as well as providing the base to support sales and/or key manufacturing components elsewhere in the world.

During the third quarter of 2006, we received approval for our AwareTM HIV-1/2 OMT rapid test for both the professional and OTC markets in the Russian Federation. We have initiated contacts in the private sector, where a number of large corporations are focusing a portion of their social budgets on the HIV/AIDS problem in their communities. We are also reviewing distribution options as the government sector can also be a significant opportunity in this market. Russia is reported to currently have the fastest growing rate of increase in HIV/AIDS infection worldwide.

In India, early in the third quarter of 2007, we received registration and marketing approval of our AwareTM HIV-1/2 OMT rapid test from the Central Drugs Standard Control Organisation, commonly referred to as the DCAI. We are evaluating in-country markets and distribution options as we focus on positioning our test as a non-invasive alternative to the exclusive use of blood tests for HIV diagnosis.

Although we cannot predict when we may receive the expected approval of our AwareTM HIV-1/2 OMT rapid test in China, we have received approval to sell this product in other countries including Russia and India, as well as in South Africa, Uganda and Kenya. Upon receipt of approval in China, we will have achieved our initial sales and marketing milestone - regulatory approvals in the four parts of the world having the greatest HIV/AIDS prevalence, namely Sub-Saharan Africa, China, India and Russia. These focus areas mirror the areas predicted to have the greatest increase in HIV infections over the next few years. We believe that a simple, non-invasive test such as ours will have significant demand as it can be used as an integral part of a real-time treatment program. Although we are optimistic regarding the future sales prospects for our AwareTM HIV-1/2 OMT rapid test, obtaining regulatory approval does not immediately result in product sales.

In many of our target markets, government Ministries of Health or similar agencies are the primary purchasers of HIV tests, typically through a “lowest-cost” tender process which currently requires the agency to purchase blood tests exclusively. The efficacy, safety and ease of use of our oral fluid tests are easily demonstrated, but the cost comparisons neglect to account for the significant ancillary costs of a blood test beyond the absolute cost of the test. We are directing considerable effort, including product donations to key user agencies and lobbying for changes in tender regulations, to encourage the consideration and inclusion of our oral fluid tests in such tenders. We consider these efforts to be part of an “enabling” strategy in which the “standard of care” for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests. If we can successfully change the standard of care, we expect to reach a point at which time our revenue growth will increase significantly. We are not forecasting the timing of this point as it is largely governed by factors that we can only partially influence.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Our AwareTM HIV-1/2 OMT rapid test is based on a synthetic antigen. We plan to commercialize a second oral fluid test using a recombinant antigen. This will provide us with a full non-invasive testing algorithm in accordance with WHO rapid-testing guidelines. Not only will this benefit current diagnostic and treatment efforts, we believe it will help us to increase our sales in regions that adhere to the WHO testing algorithm. We expect to be able to produce this test from all sites that manufacture our current AwareTM products.

We continue to pursue business opportunities in the Middle East through our representative office in Dubai, targeting the United Arab Emirates (the “UAE”), which granted our first approval in that region of the world. We may consider placing a local manufacturing or product assembly site in the region to enhance our strength and presence, not only in the UAE, but in Saudi Arabia, Kuwait, and throughout the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates).

We are in the process of developing additional distribution channels and plan to conduct additional trials in several African and Asian countries. The clinical trial and regulatory approval process will be on-going through the remainder of 2007 and beyond. We are primarily targeting countries which have been selected for funding by PEPFAR, the recently expanded President’s Emergency Plan for AIDS Relief, and currently have representation in more than half of them. Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID. The waiver is based on a product evaluation performed by the U.S. CDC Global AIDS Program (GAP). We have compiled the required “manufacturer’s claims” data and completed the CDC GAP trials for both our OMT and blood, serum and plasma HIV-1/2 rapid tests. Our blood, serum and plasma rapid test has been evaluated and included in the USAID waiver list since 2006. In September 2007, our AwareTM HIV-1/2 OMT rapid test was included in the waiver list. We believe that obtaining a USAID waiver is another important milestone in the enabling process that will ultimately lead to expanded international sales of our rapid tests.

Our current AwareTM product line is a rapid testing solution that we believe to be well suited for developing countries. However, in developed countries, including in the U.S., a cassette-enclosed format may be more acceptable. On a longer-term basis, we plan to introduce the AwareTM II product line for these markets using the cassette-enclosed format. We believe that we currently have all of the necessary technology licenses for this format.

In September 2006, the U.S. CDC updated its HIV testing guidelines, specifically recognizing the benefits of rapid tests in timely communicating HIV status to patients. The U.S. CDC’s revised recommendations include routine HIV testing for patients in all health-care settings after the patient is notified that testing will be performed unless the patient declines (opt-out screening); at least annual testing for persons at high risk for HIV infections; and routine opt-out screening for all pregnant women. We believe that a rapid HIV test based on the AwareTM II platform would be well-suited for testing in the professional healthcare sector as contemplated in the CDC’s revised guidelines.

Further, while there are currently no U.S. FDA-approved over-the-counter HIV tests, at least one of our competitors has expressed its intent to develop such a test and has announced that it has commenced pre-clinical trials. An FDA advisory panel has recommended that the FDA consider an approval protocol for such a test. We believe that OTC tests would be advantageous in the battle against HIV transmission and that a rapid test platform such as the AwareTM II platform would be appropriate for use in an FDA-approved OTC application, potentially coupled with tests such as a rapid incidence test and tests for other STD’s or conditions.

During the third quarter of 2007, we combined our research and development operations and our administrative offices in a facility in Portland, Oregon that also includes manufacturing space. We plan to use this facility to complete the development of and begin the U.S. FDA approval process for the AwareTM II product.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Financial Considerations

Our consolidated operating cash burn rate for calendar 2006 averaged approximately $0.5 million per month, including the impact of our Chinese joint venture operations, compared to approximately $0.7 million per month in 2005. Our consolidated operating burn rate for the first nine months of 2007 and 2006 each averaged approximately $0.5 million per month, although our burn rate during the third quarter of 2007 trended higher than that, reflecting our more expansive operations, including the creation of our representative offices in Dubai and Geneva, that began in the second quarter of 2007 as we make the expenditures required to ramp up marketing and manufacturing initiatives to achieve our near-term milestones.

During the first nine months of 2007, we incurred a net loss of $4.2 million. At September 30, 2007, we had a working capital deficit of $2.8 million and our stockholders’ deficit was $8.2 million. During 2006, we incurred a net loss of $13.8 million, including a charge for $8.2 million in non-cash interest expense, primarily attributable to the accounting for our convertible debt and related derivatives and the re-pricing of certain warrants, and we incurred a $5.0 million negative cash flow to fund our operations. Based upon our financial condition at December 31, 2006, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2006 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.

In March 2007 we received $5.2 million in the“March 2007 private placement” that has funded our operations to-date in 2007. The proceeds we received in the March 2007 private placement are not adequate to carry us through execution of our business plan or to until we achieve positive cash flow or profitability. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share, as a potential source of additional near-term financing for us. We expected that a portion of these short-term warrants, in addition to other outstanding warrants that are now also in-the-money, would be exercised during 2007 and thereby provide us with additional and necessary funding. In the absence of the exercise of a significant portion of these warrants, our current cash resources will not allow us to fully attain our business milestones without interruption and we will need to seek additional financing or a strategic opportunity. We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. At September 30, 2007, we owed an aggregate of $9,384,000 under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, all of which are now due in April 2009. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future. Moreover, the presence of a significant number of unexercised in-the-money warrants may also unfavorably impact our ability to raise additional financing.

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

•
Inventory ValuationWe adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, we also review our inventories for lower of cost or market valuation. At September 30, 2007 and December 31, 2006, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials, components and finished products.

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

•
Stock based compensation We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous finaicial statements. Following the provisions of the modified prospective method, we have not restated our consolidated statement of operations for periods prior to 2006 to reflect the adoption of SFAS 123R. During the first nine months of 2007 and 2006, we recorded stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R of $27,000 and $131,000, respectively, in selling, general and administrative expenses in our Statement of Operations. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate, which results in recognizing compensation expense for only those awards expected to vest over the service period of the award.

We granted our first employee option since our adoption of SFAS 123R in the third quarter of 2007. We calculated the fair value of the option as $86,000 using the Black-Scholes option pricing model. When we grant future employee options, we plan to estimate their fair value using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  To date, we have generally estimated the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options, which will not be available for use after 2007. In the future we plan to estimate the expected term of the options we grant by considering historical option exercise behavior and employee termination patterns. Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior. We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted, exercised and cancelled.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues	$131	$68	$465	$208
Cost of product sales	145	59	396	197

Gross Margin	(14)	9	69	11

Operating expenses:
Research and development	274	353	869	1,252
Selling, general and administrative	1,541	949	4,000	3,193

Total operating expenses	1,815	1,302	4,869	4,445

Loss from operations	(1,829)	(1,293)	(4,800)	(4,434)

Interest income (expense)	1,063	(3,076)	205	(7,364)
Minority interest in losses of consolidated joint ventures	145	91	333	331
Other income, net	(12)	22	70	85

Loss before income taxes	$(633)	$(4,256)	$(4,192)	$(11,382)

Quarter ended September 30, 2007 and 2006

Our revenue for the third quarter of 2007 totaled $131,000 compared with $68,000 for the third quarter of 2006, an increase of approximately 93%. Sales of our BED Incidence Test accounted for approximately 88% of our sales in the third quarter of 2007 compared to essentially all of our sales in the third quarter of 2006. Sales of our AwareTM HIV-1/2 rapid tests accounted for the balance of our sales in the third quarter of 2007. Sales of our HIV-1/2 rapid tests are irregular as we gain approvals for those tests in various parts of the world.

Two customers accounted for approximately 67% of our third quarter 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 42% of our third quarter 2007 revenue. The CDC’s contract testing lab in New York purchased BED Incidence tests representing 25% of our third quarter 2007 revenue. Five customers, all of whom purchased the BED Incidence Test, accounted for approximately 82% of our third quarter 2006 revenue. All of these shipments were to international locations in either Africa or Asia. Sales to non-distributor customers in Botswana, Tanzania and Kenya accounted for 24%, 18% and 11%, respectively, of third quarter 2006 revenues. Sales to Taiwanese and South African distributors accounted for 17% and 12%, respectively, of third quarter 2006 revenues.

Our gross margin was -11% of sales in the third quarter of 2007, compared with 13% in the third quarter of 2006. This margin is not typical of our expected future results because of the nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Our current product costs also reflect purchasing patterns and pilot-plant-sized production lots that do not incorporate the economies of scale that we anticipate in our expected commercial scale operations. Further, beginning in the second quarter of 2007, we increased staffing specifically dedicated to our manufacturing quality systems, which we treat as a component of product costs. Additionally, in the third quarter of 2007 we scrapped expired finished product for which we had not received subsequent orders as well as packaging and other product materials rendered obsolete due to the relocation of our operations to our new Portland, Oregon facility.

Research and development costs decreased by $79,000 or 22%, from $353,000 in the third quarter of 2006 to $274,000 in the third quarter of 2007, continuing a pattern begun earlier in the year. Domestic R&D expense at $240,000 was flat compared to third quarter 2006 expense. The primary reduction was incurred by our Beijing Marr joint venture as personnel and resources that had been used in product development activities in the third quarter of 2006 were deployed in 2007 to ready the manufacturing facilities for commencement of production.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Selling, general and administrative costs increased by $592,000 or 62%, from $949,000 in the third quarter of 2006 to $1,541,000 in the third quarter of 2007. The primary components of the increase include the following:

•
an increase of approximately $180,000 incurred by our Chinese joint ventures as a result of pre-manufacturing staffing and overhead expenses recognized as administrative expense in the third quarter of 2007;

•	approximately $170,000 attributable to new staffing and related costs for local representation and business development functions based in Dubai, Geneva and India;

•	the addition of a senior sales management position within our sales and marketing staff; and

•
increased travel expense, product donations, trade show participation and corporate sponsorships incurred in pursuing business development opportunities, primarily in the Middle East, Africa and India.

Our loss from operations for the third quarter of 2007, at $1,829,000, reflects a 41% increase compared with the $1,293,000 loss reported for the third quarter of 2006.

We recorded net interest income of $1,063,000 for the third quarter of 2007, primarily as a result of the accounting for the reduction in the fair value of the anti-dilution obligation related to our first quarter 2007 financings. In the third quarter of 2006, we recorded $3,076,000 of net interest expense primarily related to the amortization of discounts and issuance costs related to our 2005 convertible note financing and the costs associated with the third quarter 2006 induced conversion of 8% Secured Convertible Notes and extinguishment of 7% Promissory Notes related to the re-pricing of certain outstanding warrants.

The following table summarizes the components of interest expense (in thousands):

	Quarter ended September 30,		(Increase) Decrease
	2007	2006	Expense
Interest expense on debt instruments paid or payable in cash	$(75)	$(65)	$(10)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(106)	(101)	(5)
Amortization and proportional write-off upon conversion of 8%
convertible note discounts and deferred offering costs	-	(1,331)	1,331
Amortization of discounts associated with extension of 8%
convertible notes and Marr Credit Facility notes	(116)	-	(116)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	1,377	-	1,377
Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from
warrant re-pricing and exercise and debt cancellation	-	(1,549)	1,549
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)	-

Total non-cash items	1,125	(3,011)	4,136

Total interest income (expense)	1,050	(3,076)	4,126

Interest income	13	-	13

Net interest income (expense)	$1,063	$(3,076)	$4,139

Nine Months ended September 30, 2007 and 2006

Our revenue for the first nine months of 2007 totaled $465,000, more than doubling the $208,000 reported for the first nine months of 2006. Sales of our BED Incidence Test accounted for approximately two-thirds of our sales in the first nine months of 2007 compared with 86% of our sales in the first nine months of 2006. Sales of our AwareTM HIV-1/2 rapid tests accounted for the balance in both periods. In absolute terms, revenue from the sale of the Incidence Test increased by 71% between the first nine months of 2006 and the first nine months of 2007. Sales of our HIV-1/2 rapid tests are irregular as we gain approvals for those tests in various parts of the world.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Three customers accounted for approximately 54% of our revenue for the first three quarters of 2007. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our revenue for the first three quarters of 2007. A second quarter purchase of our AwareTM HIV-1/2 oral fluid rapid tests by our Russian distributor accounts for 17% of our revenue for the first three quarters of 2007. BED Incidence Test purchases by the CDC’s contract testing lab in New York accounted for 14% of our revenue for the first three quarters of 2007. Three customers accounted for approximately 43% of our revenue during the first three quarters of 2006. Two customers purchasing the BED Incidence Test, the Chinese CDC and the US CDC Zambia Project accounted for approximately 19%, and 12%, respectively, of revenues for the first three quarters of 2006. Our distributor for the Middle East purchased oral fluid rapid tests that accounted for approximately 12% of our revenues for the first three quarters of 2006.

Our gross margin was 15% of sales in the first nine months of 2007, compared with 5% in the first nine months of 2006. While the margin in the first nine months of 2007 is not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated, the increased margin in 2007 at least partially reflects the higher margins realized on sales of the Incidence Test. Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate in our expected commercial scale operations. Further impacting margins in 2007 are costs associated with increased staffing specifically dedicated to our manufacturing quality systems, which we treat as a component of product costs. Additionally, in the third quarter of 2007 we scrapped expired finished product for which we had not received subsequent orders as well as packaging and other product materials rendered obsolete due to the relocation of our operations to our new Portland, Oregon facility.

Research and development costs decreased by $383,000 or 31%, from $1,252,000 in the first nine months of 2006 to $869,000 in the first nine months of 2007. Our domestic R&D expense decreased by $54,000 in 2007 primarily as a result of vacancies in our R&D staffing and lower costs related to outside consultants and clinical trials. Our Beijing Marr joint venture incurred $329,000 less in R&D expenses during the first nine months of 2007 compared with the comparable period in 2006 as personnel and resources were directed away from product development to readying the plant for production.

Selling, general and administrative costs increased by $807,000 or 25%, from $3,193,000 in the first nine months of 2006 to $4,000,000 in the first nine months of 2007. The primary components of the increase include the following:

•	increases in compensation costs, including the addition of a senior sales management position in the third quarter of 2007;

•	increased consulting expenses, including costs attributable to new staffing and related expenses for local representation and business development functions based in Dubai, Geneva and India ;

•
increased travel expense, product donations, trade show participation and corporate sponsorships incurred in pursuing business development opportunities, primarily in the Middle East, Africa and India; and

•
a net increase of $217,000 incurred by our Chinese joint ventures as a result of pre-manufacturing staffing and overhead expenses recognized as administrative expense in 2007, offset by personnel reductions and reorganizations within those entities.

Our loss from operations for the first nine months of 2007, at $4,800,000, reflects an 8% increase compared with the $4,434,000 loss reported for the first nine months of 2006.

We recorded net interest income of $205,000 for the first nine months of 2007 compared with $7,364,000 of net interest expense in the first nine months of 2006. The net interest income in 2007 is primarily the result of the accounting for the reduction in the anti-dilution obligation related to our first quarter 2007 financings as well as reductions in the amortization of discounts and issuance costs related to our 2005 convertible note financing and the costs associated with the third quarter 2006 induced conversion of 8% Secured Convertible Notes and extinguishment of 7% Promissory Notes related to the re-pricing of certain outstanding warrants. The following table summarizes the components of interest expense (in thousands):

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

	Nine Months ended September 30,		(Increase) Decrease
	2007	2006	Expense

Interest expense on debt instruments paid or payable in cash	$(236)	$(220)	$(16)
Non-cash (expense) income composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(308)	(382)	74
Amortization and proportional write-off upon conversion of note
and debenture discounts and deferred offering costs	(1,208)	(4,750)	3,542
Amortization of discounts associated with extension of 8%
convertible notes and Marr Credit Facility notes	(229)	-	(229)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	2,290	-	2,290
Mark to market adjustment of derivative and anti-dilution
obligations arising from the April 2005 financing	-	(375)	375
Expense attributable to extension of maturity of August 2006
Additional Warrants	(29)	-	(29)
Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from
warrant re-pricing and exercise and debt cancellation	-	(1,549)	1,549
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(90)	(90)	-

Total non-cash items	426	(7,146)	7,572

Total interest expense	$190	$(7,366)	$7,556

Interest income	15	2	13

Net interest expense	$205	$(7,364)	$7,569

Liquidity and Capital Resources

Our primary source of liquidity as of September 30, 2007 was cash that we raised in our recent financing activities, most notably the March 2007 private placement. During the nine month periods ended September 30, 2007 and 2006 we used cash of $4.4 million and $4.2 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

Based on our current operating burn rate and our known commitments, we do not expect our current cash resources or our near-term cash flow from operations to be adequate to maintain our operations through the execution of our business plan or until we are able to achieve positive cash flow or profitability. We view the warrants issued in the March 2007 private placement and certain other outstanding in-the-money warrants as potential sources of much needed near-term cash. However, in the absence of the exercise of a significant portion of these warrants, our current cash resources will not allow us to attain either our near- or long-term business goals without interruption and without seeking additional financing or a strategic opportunity.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”), which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We have not yet determined the impact that EITF 07-03 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157.

 BIOMEDICAL CORPORATION AND SUBSIDIARIES

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. FAS 159 is effective for fiscal years beginning after November 15, 2007. We have not evaluated the potential impact of adopting SFAS 159.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

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

Risk Related to Our Financial Condition

If We are Unable to Obtain Additional Financing We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

In March 2007 we received $5.2 million in the March 2007 Private Placement that has funded our operations to-date in 2007. The proceeds that we received in that transaction are not adequate to carry us through the execution of our business plan or until we achieve positive cash flow or profitability. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of additional near-term financing for us. We expected that a portion of these short-term warrants, in addition to other outstanding warrants that are now also in-the-money, would be exercised during 2007 and thereby provide us with additional and necessary funding. In the absence of the exercise of a significant portion of these warrants, our current cash resources will not allow us to fully attain our business milestones without interruption and we will need to seek additional financing or a strategic opportunity. Nevertheless, the timely exercise of the warrants is uncertain. While we believe that the proceeds we would receive from the exercise of the warrants issued in the March 2007 Private Placement and/or other in-the-money warrants would provide the necessary financing, there can be no assurance that sufficient warrants, or any, will be exercised during 2007 or before the warrants issued in the March 2007 Private Placement expire in June and September 2008.

 BIOMEDICAL CORPORATION AND SUBSIDIARIES

We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. The terms of a subsequent financing may involve a change of control or require stockholder approval and could result in substantial dilution to our existing stockholders. If we are unable to obtain acceptable financing, we would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. At September 30, 2007, we owed an aggregate of $9,384,000 under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, all of which are now due in April 2009. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future or be an impediment to completing a strategic transaction. Moreover, the presence of a significant number of unexercised in-the-money warrants may also unfavorably impact our ability to raise additional financing.

Risks Related to the Market for Our Common Stock

The Significant Amount of Our Stock Issued Under the Terms of Recent Financings May Have a Negative Effect on the Trading Price of Our Stock.

Under the terms of the private placements we completed in February and March 2007, we issued approximately 104 million shares of common stock and warrants to purchase an additional 254 million shares of our common stock to non-affiliated investors. Following the issuance of notes in payment of interest accrued through October 3, 2007, our 8% Secured Convertible Notes are immediately convertible into approximately 17.6 million shares and there remain approximately 30 million registered shares underlying immediately exercisable warrants granted in the April 2005 Placement and in the May and July 2004 PIPEs. If investors hold their shares for the holding periods specified under SEC Rule 144 (currently one year from the date of acquisition of the shares or the date of exercise of the non-registered warrants for non-affiates) or convert their Notes or exercise their registered warrants, the investors will hold freely tradable shares. In addition to the approximately 104 million outstanding shares of our common stock held by non-affiliates that will become freely tradable no later than March 2008 under the current provisions of SEC Rule 144, other non-affiliated investors hold approximately 160 million shares of our common stock that are now freely tradable. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock. Such sales might also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

We May Need our Stockholders to Authorize Additional Shares of or a Reverse Split of our Common Stock in the Near Future.

From inception through September 30, 2007, we have issued approximately 342 million shares of our common stock and raised approximately $164 million. We have 800 million shares of our common stock authorized for issuance. After considering the share reserves required for our benefit plans and our recent financings, we have the ability to issue approximately 150 million shares of our common stock for future financings or for other purposes. In addition to the potential dilutive effect of issuing such a large number of shares at current prices, there is the potential that a large number of the shares may be sold on the open market at any given time, which could place additional downward pressure on the trading price of our common stock. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

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

 BIOMEDICAL CORPORATION AND SUBSIDIARIES

Risks Related to Our Business

A Viable Market for Our Products May Not Develop or We May Not Be Able to Successfully Develop and Market New Products That We Plan to Introduce.

Our future success will depend, in large part, on the market acceptance, and the timing of such acceptance, of our AwareTM HIV-1/2 OMT rapid test and the HIV-1 BED Incidence Test and such other new products or technologies that we may develop or acquire. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited resources with which to stimulate market interest in and demand for our products and limited evidence on which to evaluate the market’s reaction to products that may be developed.

We currently have approval to sell our AwareTM HIV-1/2 OMT rapid test product in countries including Russia, India, South Africa, Uganda and Kenya and we have been engaged in the regulatory approval process in China for almost two years. We plan to seek regulatory approval in other countries as resources permit. Sub-Saharan Africa, China, India and Russia are the areas predicted to have the greatest increase in HIV infections over the next few years. We believe that a simple, non-invasive test such as our will have significant demand as it can be used as an integral part of a real-time treatment program. Although we are optimistic regarding the future sales prospects for our AwareTM HIV-1/2 OMT rapid test, obtaining regulatory approval has not resulted in significant product sales to date. In Africa and elsewhere, government Ministries of Health or similar agencies are the primary purchasers of HIV tests, typically through a tender process which currently requires the exclusive use of blood tests. Such tenders often consider only the purchase cost of an HIV diagnostic test, ignoring the ancillary costs of administration, including costs such as personnel and materials required to draw and dispose of blood samples. We are directing considerable effort, including product donations to key user agencies, to encourage the consideration and inclusion of our oral fluid tests in such tenders. We consider these efforts to be part of an “enabling” strategy in which the standard of care for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests. This process is time-consuming and expensive. There can be no assurance that our AwareTM HIV-1/2 OMT rapid tests will obtain widespread market acceptance internationally or that significant sales will occur on a timetable that we can accurately project.

We manufacture the HIV-1 BED Incidence Test on behalf of the CDC and that test is available for sale, but we have limited experience marketing it and sales to-date have been modest. The CDC has issued an Information Sheet acknowledging that the assay may cause over-estimation under certain conditions and has issued revised recommendations and protocols for its use. As a result, although we believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and expect that the process of refining its applications will continue as its use expands, there can be no assurance that the Incidence Test will achieve widespread acceptance, either in the U. S. or internationally.

If our current tests fail to achieve additional regulatory approvals or market acceptance or generate significant revenues, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

 BIOMEDICAL CORPORATION AND SUBSIDIARIES

In addition to our rapid HIV-1/2 diagnostic tests and the BED Incidence Test, we plan to develop and/or commercialize other diagnostic products for other infectious diseases or health conditions, some potentially in combination with each other (i.e. multi-channel tests). Through our research collaborations with the CDC, we expect to develop a blood-based rapid HIV test for diagnostic and surveillance purposes. We plan to license the capability from the CDC to evaluate the feasibility of a rapid syphilis antibody diagnostic test. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products and successfully transfer the technology for commercial-scale manufacturing while meeting regulatory requirements or resolving potential patent licensing or government distribution or licensing requirements with respect to their marketing, then there can be no assurance that any or all of these products will achieve widespread acceptance, either in the U. S. or internationally,

Additionally, neither we nor our marketing partners have significant experience marketing and selling rapid diagnostic tests. Our success depends upon alliances with third-party international distributors and joint venture partners and upon our ability to penetrate expanded markets with such distributors and partners. There can be no assurance that:

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

•	if our relationships with distributors or marketing partners terminate, we will be able to establish relationships with other distributors or marketing partners on satisfactory terms, if at all.

Consequently, there can be no assurance that any of our current or potential new products will obtain market acceptance and fill the market need that is perceived to exist. Additionally, although we plan to introduce an over the counter HIV diagnostic test for the domestic over the counter market, there can be no assurance regarding the timeline for which or certainty that the FDA will develop protocols for evaluation and approval of such a product.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“VP-Finance”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the “Controls Evaluation”) as of September 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Vice President-Finance and Administration, as appropriate to allow for timely decisions regarding required disclosure. Effective January 1, 2006, we began consolidating our interests in Beijing Calypte and Beijing Marr. We have concluded that the disclosure controls and procedures for our consolidated entity are currently not effective and we are implementing procedures to remediate the deficiencies, including clearly defining roles and responsibilities in our accounting and finance organization, installing new computerized accounting and manufacturing control systems at our Chinese joint venture facilities, and training both our staff and our joint venture partners to use the accounting and control systems. No change in internal control over financial reporting occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.40. The Complainants have filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but did not file an appeal.

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

In September 2004, we issued a warrant to Vencore Solutions, LLC, an accredited investor, to purchase 55,000 shares of our common stock at an exercise price of $0.406 per share as consideration for a $500,000 equipment sale and lease back agreement. The warrant expired unexercised in September 2007.

In September 2004, we issued to Ani Biotech OY, a foreign entity, 1,172,205 shares of our common stock, valued at approximately $469,000, based on a market price of $0.39 per share, pursuant to the terms of a License and Technology Transfer Agreement in consideration for the grant of the licenses, in addition to 232,840 euros paid for manufacturing equipment.

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

In August 2006, we issued 12,540,000 one-year warrants to purchase our common stock at an exercise price of $0.25 per share to ten accredited investors from our May 2004, July 2004 and April 2005 private placements and to Marr in connection with the credit facility it extended to us in 2005 in a private placement. The warrants were issued in consideration of the investors’ accelerated exercise of warrants issued to them in the previous private placements and the credit facility at the reduced exercise price of $0.15 per share. We received $258,000 in gross proceeds from the exercise of the warrants and, in lieu of paying us the cash exercise proceeds, certain of the investors cancelled our obligation to repay an aggregate of $959,000 of our 8% Secured Convertible Notes and $2,443,000 of our 7% promissory notes issued under the 2005 Marr Credit Facility and $102,000 of related accrued interest. In March and April 2007 we entered into agreements with these investors in which we extended the term of these warrants until April 3, 2009, granted cashless exercise privileges, and, in certain cases, reduced the exercise price, in return for elimination of piggyback registration rights granted with respect to these warrants.

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

In August 2007, we issued 562,000 unregistered shares of our common stock valued at $0.135 per share as partial compensation under the terms of a six-month investor relations services contract that was approved by our Board of Directors. We valued these securities at $78,870, which we are expensing ratably over the term of the contract. Through September 30, 2007, we have recognized approximately $25,000 in selling, general and administrative expense attributable to these securities.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

No underwriters were involved in the above sales of securities. The securities described above in this Item 2 were issued to investors in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D or Rule 901 of Regulation S promulgated under the Securities Act relative to sales by an issuer not involving any public offering.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the third quarter of 2007.

Item 5. Other information - Subsequent Events

Issuance of 8% Notes in payment of interest

Effective October 3, 2007, when the market price of our common stock was $0.082 per share, we issued an aggregate of approximately $106,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “October 2007 Interest Notes”) on the aggregate of the $5.2 million outstanding principal balance of the April 4, 2005 Notes and the related quarterly interest notes. With the exception of the $69,000 Secured 8% Convertible Note issued to Marr, the October 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. We did not issue warrants in conjunction with the October 2007 Interest Notes. Effective July 3, 2007, we entered into an Amendment Agreement with Marr which permits us to issue Secured 8% Convertible Notes to Marr in payment of quarterly interest due on and after July 3, 2007 which do not have registered shares of our common stock underlying the Notes. There are no registered shares of our common stock underlying the interest note issued to Marr on October 3, 2007.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the third quarter of 2007 and thereafter through November 2, 2007:

Form 8-K regarding Item 7.01 Regulation FD Disclosure - filed September 18, 2007 - Providing the prepared remarks of Mr. Roger Gale and Ronald Mink, Ph.D. for the Investor Webcast reporting the approval of the Company’s AwareTM HIV-1/2 OMT oral fluid rapid test by the U.S. Agency for International Development (USAID) and providing updates on the Company’s operations held on September 18, 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: November 13, 2007	By: Jerrold D. Dotson
Jerrold D. Dotson Vice President - Finance and Administration (Principal Accounting Officer)