Form 10-K
period 2007-12-31
CALYPTE BIOMEDICAL CORP
filed 2008-03-31
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________ Commission file number: 000-20985 CALYPTE BIOMEDICAL CORPORATION (Name of small business issuer in its charter)

DELAWARE	06-1226727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16290 S.W. Upper Boones Ferry Road, Portland, OR	97224
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (503) 726-2227

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.03 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Regulation S-K (Sec. 229.405 of this chapter) is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐		Accelerated Filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on June 29, 2007 was approximately $21,899,000 based on the $0.084 per share closing price of the common stock on that date reported on the NASD Over the Counter Bulletin Board.

As of March 27, 2008, 370,721,020 shares of the registrant’s common stock, $.03 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission relative to the issuer’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K..

CALYPTE BIOMEDICAL CORPORATION
FORM 10-K

Except for the historical information contained in this annual report on Form 10-K, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to obtain additional financing if and when needed, uncertain market acceptance of current and prospective new products for determining the presence of HIV antibodies and our limited experience selling and marketing HIV diagnostic tests, as well as the other risks and uncertainties described in Item 1A. Risk Factors beginning on page 12 and elsewhere in this Annual Report on Form 10-K. The Company assumes no obligation to update any forward-looking statements contained herein.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues or revenue growth rate in 2008 and beyond. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe,” “plan,” “intend,” “expect,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results.” We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

Item 1. Business

Overview
Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Prior to that date, our stock had traded on the American Stock Exchange under the symbol “HIV”. During the third quarter of 2007, we combined our research and development operations and our administrative offices in a facility in Portland, Oregon that also includes space for manufacturing operations. Prior to that, our administrative offices were located in Lake Oswego, Oregon, a suburb of Portland, near where our research and development operations were located. Through our 51%-owned joint ventures, we have manufacturing and marketing operations in Beijing, China. In the second quarter of 2007, we established a representative sales and marketing office in Dubai, United Arab Emirates and, in the third quarter of 2007, we established a similar office in Geneva, Switzerland.

Historically, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we refer to as our “Legacy Business.” Effective November 15, 2005, under the terms of an Asset Purchase and License Agreement (the “Agreement”), we sold the Legacy Business to Maxim Biomedical, Inc. (“Maxim”).

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market. We have completed field trials or product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, this test has averaged 99.7% accuracy. We have obtained regulatory approvals in parts of Africa, Southeast Asia, the Middle East, Russia and, recently, in India, and we expect to expand our market reach on a steady basis.

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

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which holds approximately 20% of our outstanding stock as of March 27, 2008. Through 2006, the operations of Beijing Calypte were primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”). We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr, which continues to own the remaining 49% interest in Beijing Marr. Through the acquisition of Beijing Marr, we have acquired rights to manufacturing facilities necessary to manufacture our HIV-1/2 Rapid Test products in China. Beijing Marr has recently renovated the manufacturing facilities and is pursuing the necessary governmental approvals to begin production and sale of our HIV-1/2 rapid oral fluid (OMT) diagnostic test, which is currently being evaluated by the Chinese State Food and Drug Administration (“SFDA”). In the fourth quarter of 2007, the facility passed a quality system audit and obtained certification of its quality system to the international standard, ISO 13485:2003. We expect this facility to support the manufacturing of our products for export to other countries.

The financial statements included in Item 8 in this Form 10-K reflect the consolidated operations of and our ownership interests in Beijing Calypte and in Beijing Marr.

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

For the year ended December 31, 2007, we incurred a net loss of $8.3 million and a negative cash flow of $6.1 million as a result of our operations. At December 31, 2007, we had a working capital deficit of $3.5 million and our stockholders’ deficit was $8.9 million. Our cash balance at December 31, 2007 was $0.8 million. Based upon our financial condition at December 31, 2007, as well as our recurring losses and our negative cash flows from operations, our independent registered public accounting firm expressed an opinion on our December 31, 2007 consolidated financial statements citing substantial doubt about our ability to continue as a going concern.

In March 2007, we received $5.2 million proceeds from the March 2007 private placement that funded our operations through 2007. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of additional near and medium-term financing for us. We expected that a portion of these short-term warrants, in addition to other outstanding warrants that are now also in-the-money, would be exercised during 2007 and thereby provide us with additional and necessary funding. At March 27, 2008 investors in the March 2007 private placement had exercised an aggregate of 11,750,000 of the warrants exercisable at $0.08 per share and we had received $940,000 in proceeds. We entered into a financing arrangement in January 2008 under which the investor is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period.

In the absence of the exercise of a significant portion of the warrants issued in the March 2007 private placement, our current cash resources and the financing arrangement we entered during the first quarter of 2008 may not allow us to fully attain our business milestones without interruption and we may need to seek additional financing or pursue a strategic opportunity. We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. In March 2007, we extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009. Additionally, in December 2007 we entered into a one-year agreement with Marr under which it can convert its holdings of these securities at $0.16 per share. At December 31, 2007, we owed an aggregate of $9,490,000 under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future. Additionally, the presence of a significant number of unexercised in-the-money warrants may also unfavorably impact our ability to raise additional financing. Although we expect to be able to raise additional capital, if necessary, there can be no assurance that we will secure such financing or enter into such strategic agreements, or that our stockholders would approve the terms of such agreements or financing, if so required. There can be no assurance that our current cash resources and financing arrangements are sufficient to allow us to fully attain our business milestones and achieve positive cash flow.

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model in 2008 and beyond. In the absence of adequate resources from current working capital and existing financing arrangements, it will be necessary for us to raise additional capital to sustain our operations. There can be no assurance that additional financing would be available, or if it is available, be on acceptable terms. We would, or might be required to, consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such additional financing or strategic opportunity, and there can be no assurance that any such opportunity will be available to us on acceptable terms, or at all. If additional financing is not available to us if and when we require it or if it is not available to us on acceptable terms, or if we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. There can be no assurance that we will enter into such strategic agreements or secure such financing, or that our stockholders will approve the terms of such agreements or financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our Products

Our product line includes our AwareTMline of low cost rapid tests, our HIV-1 BED Incidence test and our recently-introduced Aware MessengerTM specimen collection device. At present, our rapid tests are designed for use in international applications. Our business model calls for us to introduce rapid tests for the domestic market in the future.

The AwareTM Rapid Test Product Line

To address the needs of developing world markets in Africa and parts of Southeast Asia, as well as the Middle East and Eastern Europe, we have developed our AwareTM line of low cost rapid tests in a simple, easy to use format suitable for use in point of care settings in remote locations. We have developed rapid tests for the detection of antibodies to HIV-1 and HIV-2 that can use either oral fluid or blood as a specimen sample. We have also developed a rapid test that uses urine as a specimen sample, but it is currently not a primary focus. We are primarily concentrating on introducing our oral fluid rapid tests into international markets.

Regardless of the specimen sample, all versions of these immunochromatographic tests employ a lateral flow “dipstick” design, free of plastic housings to reduce cost and waste. After dropping the dipstick into a disposable test tube that contains the sample, the sample migrates up the strip. Along the way, the sample will wet a Protein A: gold conjugate pad. The reconstituted conjugate is reddish in color, and will bind with IgG in the sample. So bound, the sample and conjugate will continue to migrate up the dipstick. As this complex of sample and gold conjugate migrates, it will encounter a line of HIV proteins (recombinant or synthetic peptide, depending on the assay). At this point, the anti-HIV IgG in an antibody-positive sample will form a classical antigen:antibody:conjugate complex which is visually discernable as a red line. Further up the dipstick, the sample and conjugate complex will encounter a line of anti-human IgG antibody. Human IgG that is present in the sample will form a visible antibody:antibody:conjugate line. This second line acts as a control line that indicates not only that the reagents imbedded in the test device are functional, but that a valid, adequate sample was introduced to the test. For both the oral fluid and blood tests, positive results are visible as soon as 5 minutes, although we advise users to allow 20 minutes before interpreting a result.

Oral fluid samples are collected by wiping a swab across upper and lower gums, and then releasing the material collected by the swab into a tube containing 1mL of diluent. The blood/serum/plasma test requires just 5 µL of sample in a dropper-full (200 µL) of diluent.

Our current AwareTM line includes the following products:

AwareTM HIV-1/2 OMT (Oral fluid) PRO (Professional)
We developed the AwareTM HIV-1/2 OMT test to address the drawbacks of blood testing. We believe this test is ideally suited to clinical or professional settings in the developing world. Although the range of other assays that can presently be performed on OMT samples is limited, OMT samples can be easily collected anywhere, including public settings, giving the test a unique advantage over tests using other sample media. Evaluations suggest that the accuracy of our OMT test is only slightly less than a test using a laboratory blood sample and on a par with the best of rapid blood tests. The strengths of the AwareTM HIV-1/2 OMT test are:

•
It has a true IgG control line that indicates not only that the device is functional but that a human sample has been added (some assays feature a control line that appears even if the correct sample is not added)

•	Kit packaging is designed to permit multiple users to use the kit simultaneously
•
Unlike its primary competitor, the AwareTM OMT sample preparation step produces surplus sample, which can be used to repeat the test, or to perform a confirmatory assay such as an oral fluid Western Blot test or a second rapid oral fluid test.

•	AwareTM OMT testing is painless, safe, and non-invasive
•
Although more expensive than blood tests, the all-in costs (including costs of handling and disposal of blood) are less. Further, we expect the AwareTM OMT to have a cost advantage over its primary current oral fluid competitor. Additionally, it has a significantly longer shelf life than that of its primary competitor.

AwareTM HIV-1/2 Oral OTC
The AwareTM HIV-1/2 Oral OTC test is an over-the-counter version of our oral fluid rapid test. The test was designed for markets in which we see substantial demand for a low-cost self-administered, over-the-counter HIV test, including the Middle East, Russia and other Eastern European and Central Asian countries. The AwareTM HIV-1/2 Oral OTC has the same performance attributes as the PRO version but is packaged for individual sale and includes simplified usage instructions tailored for the non-professional consumer.

AwareTM HIV-1/2 BSP PRO
Although we are committed to non-invasive (non-blood) testing, we developed the AwareTM HIV-1/2 BSP (blood/serum/plasma) test to offer a full range of testing solutions. The BSP test allows us to participate in tenders that specify blood tests and in markets where blood testing remains the norm. The BSP test also demonstrates our ability to develop and manufacture a rapid HIV test that meets uniform international standards and performs well in international evaluations. Further, it allows us to provide one-stop shopping and standardized methods for customers wanting to use both blood and non-blood tests. The strengths of the AwareTM HIV-1/2 BSP test are:

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

HIV-1 BED Incidence EIA
The HIV-1 BED Incidence EIA Test, recently re-named the AwareTM BEDTM HIV-1 Incidence Test, (the “Incidence Test”) is designed to estimate the rate of new HIV infections in a population by determining what proportion of a population of HIV infected people were infected recently (e.g. within approximately the past 6 months.) Under a license from the CDC, we serve as the contract manufacturer of this test and have the right to market it worldwide. We did not participate in the development or validation of the Incidence Test or the development of the guidelines for its use. The guidelines that dictate how the test is to be interpreted and how the data generated by the test are to be used are determined by the CDC and other authoritative public health entities such as UNAIDS. We also market a control kit that contains materials required to use the Incidence Test for testing Dried Blood, Serum or Plasma spots.

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

Aware MessengerTM Oral Fluid Sample Collection Device
Early in the first quarter of 2008, we introduced the Aware Messenger™ oral fluid collection device, which is intended for the collection, stabilization, and transport of an oral fluid specimen to be used for the detection of specific antibodies or analytes. Aware Messenger™ specimens may be tested with conventional laboratory-based immunoassays (e.g. ELISA) enabling high-throughput batch testing, automation, quantitative results, and lower costs. Oral fluid specimens collected with this device are easily obtained and have been shown to yield high quality samples rich with various analytes representative of those found in blood. This collection device is based on the same principle as employed in our AwareTM HIV-1/2 OMT test. The device can be used to collect oral fluid analytes for not only HIV antibodies, but also other screening application such as cotinine (a metabolite of nicotine indicative of smoking) and cocaine. Our initial target for this product is for research use and to reference laboratories in the life insurance risk assessment market having the capability to self-validate assays employing the device. We envision that many blood tests can be optimized for use with the Aware Messenger™ device, potentially providing a much larger market for this product.

New Products

HIV-1/2 OMT Test using a synthetic antigen
In an effort to provide a complete oral fluid diagnostic testing solution, and to comply with the WHO’s rapid testing algorithm requiring two rapid tests having different antigens and/or platforms, we are developing a second OMT screening test using a synthetic antigen, for use in conjunction with our Aware™ OMT test, which employs a recombinant antigen. This product is designed to utilize the same sample collected for our current Aware™ HIV-1/2 OMT rapid test, resulting in a completely non-invasive real-time testing solution. We expect to complete the development of this product during 2008 and anticipate approval processes similar to those for the Aware™ product line, depending on the country of interest.

AwareTM II (The Ani Platform)
Our current AwareTM product line is a rapid testing solution that is well suited for developing countries. However, in developed countries, including in the U.S., a cassette-enclosed format may be more acceptable. On a longer-term basis, we plan to introduce the AwareTM II product line for these markets using such a format. We believe that we currently have all of the necessary technology licenses for this format.

The AwareTM II line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the “Ani Platform”). To perform the test, the sample applicator is first placed in the specimen - oral fluid or blood - and then the end of the sample applicator stick is placed in the sample inlet of the test device. The sample and the mobilized conjugate move through the porous carrier in the test device by capillary action, to the detection and control zones. In all instances, the labeled conjugate is retained in the control zone, producing a color indicating that the test is valid; any HIV-1/2 antibody in the sample forms a complex with the labeled conjugate and is retained in the detection zone, producing a visible color there if HIV-1/2 antibody is present in the sample.

There are currently no U.S. FDA-approved over-the-counter HIV tests; however an FDA advisory panel has recommended that the FDA consider an approval protocol for such a test. We believe that OTC tests would be advantageous in the battle against HIV transmission and that a rapid test platform such as the AwareTM II platform would be appropriate for use in an FDA-approved OTC application, potentially coupled with tests such as a rapid incidence test and tests for other sexually transmitted diseases (“STD’s”) or conditions. We recently occupied leased laboratory and manufacturing space in Portland, Oregon that we plan to use to complete the development of and begin the U.S. FDA approval process for the AwareTM II product.

Rapid Incidence Test
We have executed a CRADA (a Cooperative Research and Development Agreement) with the CDC to develop a new HIV-1 rapid incidence blood test. This new test is intended to be part of a diagnostic protocol used to both detect HIV-1 antibodies and to determine the rate of new HIV-1 infections in populations. If successful, this dual capability would strongly distinguish the rapid incidence blood test as the next generation test by providing a more complete diagnostic protocol. We believe that the test will provide a simplified rapid test format that can be performed in resource poor settings and remote outreach locations for both diagnostic and surveillance purposes. Further, as a diagnostic tool, this test can direct treatment protocols, which are generally more aggressive in young infections.

We plan to introduce this product initially for international use on the current AwareTM  platform and manufacture it overseas. We may consider transferring it to the AwareTM  II platform, potentially serving as the lead product for that platform in the US. Although we believe that we have demonstrated feasibility for this product, there remains significant effort, including obtaining regulatory approvals, before it will be ready for market.

Potential Future Products
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

We believe that we must prove the viability of the Ani Platform by completing development of the AwareTM II product line, filing an IDE for those tests in the U.S. and establishing domestic manufacturing capacity with which to begin the FDA clinical trials, initially for an HIV test, before we will be able to exploit any of these opportunities.

As development of this platform expands, we believe that it may be possible to provide multi-channel tests combining logical testing sets for 2 to 8 conditions in a single rapid-test device.

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

Traditionally, we have preferred to appoint exclusive distributors in which ongoing exclusivity is predicated upon the distributor’s purchase of mutually agreed minimum volumes of product. The distributors may, in turn, appoint sub-distributors. Where appropriate, we also consider more direct routes to market, or in the case of OTC, private sector or charity-backed programs, strategic relationships. On an individual distributor basis, agreement terms are typically set at 1, 2, or 3 years, and with a few exceptions, all purchases must be at least 50% prepaid.

We expect to continue to concentrate on the following primary markets during 2008:

China
When it is approved, we expect that our AwareTM HIV-1/2 OMT test will be the only alternative fluid rapid test available in China. We expect to capture a meaningful share of the Chinese market for diagnostic screening tests within two years following approval while maintaining strong margins. We believe that to meet the Chinese government’s goal of universal testing in its fight against HIV/AIDS only a non-blood test, such as ours can be safely distributed and administered on a sufficiently wide scale. As noted, we plan to manufacture and market our AwareTM HIV-1/2 OMT test through our Chinese joint venture. We believe that we are ready to commence commercial scale manufacturing and marketing operations following the anticipated approval of our rapid test.

Russia and Eastern Europe
While testing is already extensive in Russia and Eastern Europe due to institutionalized programs originally established in the Soviet era, these programs are failing to reach those population groups most affected by HIV/AIDS. The Russian Federation’s HIV epidemic is now the largest in Eastern Europe and growing. There is a strong need in Russia and Eastern Europe to expand testing among groups that are at the highest risk of contracting HIV/AIDS. We believe that our Aware™ line of oral fluid rapid tests, which enable private, non-invasive testing, are uniquely suited for overcoming obstacles to broader testing in the region. Our AwareTM HIV-1/2 OMT PRO and OTC rapid tests have been registered in Russia we expect shipments to begin during 2008. Among the marketing initiatives being developed for the Russian market is a humanitarian program involving corporate sponsorship of regional HIV/AIDS intervention programs.

India
Recent estimates of the epidemic in India, based on an expanded and improved surveillance system indicate that India has an estimated 2.5 million HIV infections, ranking third behind South Africa and Nigeria for the highest number of HIV/AIDS infected people. We expect the market for HIV diagnostic testing in India to grow significantly in the next few years. Early in the third quarter of 2007, we received registration and marketing approval for our AwareTM HIV-1/2 OMT (oral fluid) rapid test in India from the Central Drugs Standard Control Organisation, commonly referred to as the DCAI. We are targeting three primary markets in India: the private sector, the government sector, and the military. Late in the fourth quarter of 2007, we completed our first sale to one of the Indian Government’s paramilitary organizations. Given the resources and potential opportunities in this region, we may consider placing research and manufacturing operations in India.

Africa
In Africa, we are currently pursuing individual country markets for our AwareTM HIV-1/2 OMT rapid test products where we expect growth rates for HIV testing to be the highest. We will add other target countries as we see their markets developing. We received our initial orders for the AwareTM HIV-1/2 OMT test in 2006 from South Africa, and sales to our South African distributor have continued regularly since then. Our AwareTM HIV-1/2 OMT test is currently approved in South Africa, Kenya, and Uganda. We have also initiated registration in Nigeria, Tanzania, Cameroon and elsewhere and are working to effect product approvals.

Middle East
During 2007, we began the process to enter several country markets within the region. We have obtained product approval in Iraq and are actively pursuing registrations in Saudi Arabia, Kuwait, Iran (pending U.S. government clearance), Morocco, Libya and Egypt.

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

▪
Non-invasive and painless sampling. Studies show greater acceptance of HIV testing without the pain and risks of drawing blood, which translates into higher testing rates. Increasing testing rates is one of the keys to controlling the spread of HIV/AIDS

▪	Safer than blood tests. Eliminates the risk of infection through accidental needle or lancet stick injuries for both patients and health care workers

▪	Easier to use. Enables self sampling and self testing--no technicians, no needles, no lancets

▪	Sample can be collected anywhere, anytime, including open public settings

▪	More cost effective than blood diagnostic tests (considering the all-in costs of drawing, handling and disposing of venous blood)

▪	Risk of exposure to infectious agents during handling is minimal to non-existent

▪	The Over-The-Counter (OTC) version may foster increased use as a result of increased privacy

▪	Unlike other oral fluid tests, the AwareTM sampling system allows for a sample to be tested multiple times with different test devices and stored for future use

Research and Development Spending

We continue to invest funds in research and development that we believe are necessary and appropriate to bring our HIV-1/2 Rapid Tests to market and to develop the next generation of those tests. To a lesser extent, we are also exploring the potential for other new diagnostic test products. Our product research and development spending decreased from $1.7 million in 2006 to $1.3 million in 2007. Domestic R&D expense decreased by approximately $0.1 million in 2007 primarily as a result of vacancies in our R&D staffing and lower costs related to outside consultants, clinical trials and travel expenses. Our Beijing Marr joint venture incurred approximately $0.3 million less in R&D expenses during 2007 compared with 2006 as personnel and resources were directed away from product development to pre-manufacturing activities recognized as administrative expense in 2007. Depending on the timing of certain clinical trials and the availability of both human and financial resources, we expect our R&D costs to increase in 2008.

Component Supply

Our manufacturing operations employ a number of components, including antigens and recombinants that we purchase from various suppliers for our various tests. We also use some single-source components. Any delay or interruption in the supply of these components, especially with respect to single-source components, could significantly impair our ability to manufacture products in sufficient quantities to meet demand because additional or replacement suppliers cannot be quickly established. Certain antigens and recombinants used in our HIV 1/2 Rapid Tests are provided by single contract suppliers pursuant to supply agreements. If for any reason these suppliers were no longer able to supply our antigen or recombinant needs, we believe that alternative supplies could be obtained at competitive costs. However, a change in any antigen or recombinant might require additional changes to our products, potentially subjecting them to additional regulatory requirements and reviews. Any changes would require significant time to complete and could disrupt our ability to manufacture and sell our HIV 1/2 Rapid Tests.

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

Synthetic Antigen (Adaltis, Inc.):
In April 2004, we entered into a license and supply agreement with Adaltis, Inc. under which Adaltis supplies us with HIV-1/2 peptides for use in our HIV-1/2 Rapid Tests.

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

Manufacturing

To meet the challenges of testing for HIV in the developing world, we have adopted a manufacturing strategy for our rapid tests that recognizes the reduced labor and overhead rates typical of the regions in which we expect to sell our tests. We have established manufacturing capabilities in the U. S. and Thailand and our manufacturing operations in China, through our joint venture, has received a Medical Devices Manufacturing Permit and has obtained its ISO 13485:2003 certification. We may consider establishing research and manufacturing centers in other targeted markets. A key consideration in selecting manufacturing locations for the current AwareTM product relates to the presence and enforcement of certain lateral flow patents. Accordingly, we plan to produce our AwareTM line in countries that offer both low cost manufacturing and where we have technological freedom to operate. Thailand and China meet these criteria. We believe there are no intellectual property restrictions for the Incidence Test or for our Aware IITM Tests.

Pacific Biotech
We have outsourced production of our AwareTM product line to Pacific Biotech in Thailand. Under the terms of the contract manufacturing agreement, we pay Pacific Biotech a volume-variable price per test for assembly of AwareTM test kits. Either we or Pacific Biotech may source the component materials. Pacific Biotech charges back to us at cost the materials that they source. Product produced at Pacific Biotech is available for shipment into Africa, the Middle East, Eastern Europe and parts of Southeast Asia. Pacific Biotech is a GMP and ISO 13485 certified manufacturing facility.

MML
We have outsourced production of the Incidence Test and the Aware MessengerTM oral fluid sampling device to MML in Troutdale, Oregon. The terms of the MML agreement are similar to the Pacific Biotech agreement. MML charges us a flat price per test for assembly of Incidence test kits or sampling devices. MML is an FDA registered GMP and ISO certified manufacturing facility.

Beijing Marr
Our joint venture, Beijing Marr, has acquired a manufacturing facility in the Huairou district of Beijing. The site currently houses about 2,100 square meters of manufacturing space with ample room to expand. Beijing Marr has recently renovated and upgraded the facility to meet the requirements for the production of our AwareTM rapid test product line. Additionally, the facility has recently received ISO 13485 certification. Production capacity at this facility is planned for up to 10 million tests per month before a facility expansion is required. We would need to add additional personnel and equipment to achieve that production level. Product from this plant will be available for sale in China as well as for export.

Government Regulation

AwareTM Rapid Tests
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

Though few in number, countries with regulatory mechanisms represent the path of least resistance. Generally, however, these countries are less likely to make purchasing decisions based upon product quality and demonstrated performance, but rather, based upon price. We designed our AwareTM products to be high in quality, which typically makes them ill-suited to compete with locally-produced tests based solely on price. The majority of our target markets, therefore, have a local or other regulatory process.

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

The following table summarizes the regulatory approvals that we have received for products in our AwareTM product line as of March 2008.

Aware OMT			Aware BSP

▪	India	▪	Kenya
▪	Kenya	▪	Malaysia
▪	Russia	▪	South Africa
▪	South Africa	▪	Uganda
▪	Uganda	▪	Zimbabwe
▪	Iraq	▪	USAID
▪	United Arab Emirates
▪	USAID

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

USAID Waiver

Many international HIV intervention programs are supported by foreign funding. In the case of funding supplied by the United States, typically through USAID or PEPFAR, products that are not approved locally in the country of intended use or by the USFDA may be used, provided they have a waiver issued by the USAID and CDC. At the end of 2007, both our AwareTM HIV-1/2 rapid blood test and our AwareTM HIV-1/2 rapid oral fluid test are included on the USAID waiver list.

BED Incidence Test

Our Incidence Test is regulated by the FDA Center for Biologics Evaluation and Research. The FDA has classified the test as being “for surveillance use” and not for clinical diagnosis within the U. S. and “for research use” internationally, simplifying its availability for use by both domestic and foreign public health organizations.

Other Regulations

We are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, discharge, handling and disposal of certain materials and wastes.

Product Liability and Recall Risk; Limited Insurance Coverage

The manufacture and sale of medical diagnostic products subjects us to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims that exceed our insurance coverage could have a material adverse effect on us. We maintain a $5,000,000 claims-made products liability insurance policy. However, our insurance coverage may not adequately protect us from liability that we incur in connection with clinical trials or sales of our products.

Employees

As of March 21, 2008, we have eighteen full and part-time time employees in the U. S., eight in research and development, two in quality systems, and eight in marketing and administration. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

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

Item 1A. Risk Factors

Our most significant risks are described below; however, they are not the only risks we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report. Investors should be aware of the existence of these risk factors.

Risks Related to Our Financial Condition

We Will Require Additional Financing to Sustain Our Operations and Without It, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

At December 31, 2007 and 2006, we had working capital deficits of $3.5 million and $4.7 million, respectively.  Our independent registered public accounting firm’s report for the year ended December 31, 2007 includes an explanatory paragraph to the audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We reported an operating cash flow deficit of $6.1 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively.

Under the terms of the Purchase Agreement we entered with Fusion Capital Fund II, LLC (“Fusion Capital”) in January 2008, we only have the right to receive $100,000 every three business days unless the market price of our common stock equals or exceeds $0.10 per share, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.052 per share. Based on the number of shares of our common stock that we registered for resale by Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $0.16 per share for us to receive the maximum proceeds of $8.0 million potentially available under the Purchase Agreement. Assuming Fusion Capital purchases the full 50,259,599 shares of our common stock registered under the terms of the Purchase Agreement at an average purchase price of $0.11 per share (the closing sale price of our common stock on March 5, 2008) we would only receive approximately $5.5 million in proceeds.

In March 2007 we received $5.2 million in a private placement (the “March 2007 Private Placement”) that, in conjunction with the proceeds we received from the exercise of certain common stock purchase warrants, funded our operations through 2007. Those proceeds, however, are not adequate to carry us through the execution of our business plan or until we achieve positive cash flow or profitability. As part of the March 2007 Private Placement, we issued to the investors in that transaction immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of up to $13.5 million in additional financing for us. We expected that a significant portion of these short-term warrants would be exercised during 2007, providing us with additional and necessary funding. Through March 27, 2008, approximately 11.8 million of these warrants have been exercised, resulting in proceeds to us of $940,000.

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including, without limitation, the prevailing market price of our common stock at the time we wish to sell shares to Fusion Capital and the extent to which we are able to secure working capital from other sources, such as from the exercise of warrants issued in the March 2007 Private Placement or other outstanding warrants, or through the sale of our products. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive, or if the investors in the March 2007 Private Placement do not exercise at least a significant portion of their warrants, or if we are unable to commercialize and sell sufficient quantities of our products, we will need to secure other sources of funding or seek a strategic opportunity to satisfy our working capital needs. Even if we are able to access the full $8.0 million under the Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences could have a material adverse effect on our business, operating results, financial condition and future prospects.

We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. The terms of a subsequent financing may involve a change of control or require stockholder approval and could result in substantial dilution to our existing stockholders. If we are unable to obtain acceptable financing, we would or might be required to consider strategic opportunities, including merger, consolidation, sale or other comparable transaction, to sustain our operations. There can be no assurance that we will enter into such agreements or secure such financing, or that our stockholders will approve the terms of such financing, if so required. If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. At December 31, 2007, we owed an aggregate of $9.5 million pursuant to secured promissory notes issued in connection with our April 2005 financing and our credit facility with Marr Technologies BV (“Marr”), all of which are now due in April 2009. The existence of these notes and the security interests in our assets granted in connection with the notes may inhibit our ability to obtain financing in the future or be an impediment to completing a strategic transaction.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

At December 31, 2007, our domestic trade accounts payable totaled $1.5 million, of which approximately $1.3 million was over sixty days past due. Further, we currently have a number of cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that enables us to make payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. Additionally, our financial condition has prevented us from ordering certain materials in the most economical order quantities, which increases the cost of our products and reduces our margins.

We Have an Operating History of Significant Losses and Expect Losses to Continue for the Near Future.

We have incurred losses in each year since our inception. We incurred annual operating losses of $9.2 million, and $5.9 million during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, we had an accumulated deficit of $175.9 million. We incurred net losses of $8.3 million and $13.8 million for the fiscal years ended December 31, 2007 and 2006, respectively. Our revenues have not been sufficient to sustain our operations and we do not expect that our revenues will be sufficient to sustain our operations in 2008. Our profitability will require that we successfully commercialize our HIV-1/2 rapid diagnostic tests and other new products we may develop. There can be no assurance that this will occur or that we will ever become profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2007 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

We Have Federal and State Net Operating Losses and Research and Development Credits Which May Expire Before We Can Utilize Them.

At December 31, 2007, we had federal net operating loss carryforwards of approximately $170 million.  Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards following a “change in ownership.”  The amount of the limitation is based on a statutory rate of return and the value of the corporation at the time of the change of ownership.  Our private placements and other sales of our equity securities can potentially cause a change of ownership either individually or in the aggregate. We have conducted a preliminary analysis of our stock ownership changes which indicates that ownership changes within the meaning of Section 382 of the Internal Revenue Code may have occurred in 2003 and 2004. After applying the Section 382 limitations resulting from these presumed ownership changes, approximately $88 million and $32 million of federal and state net operating loss carryforwards, respectively, are available at December 31, 2007. If a change of ownership has occurred as a result of past financings and an annual limitation is imposed, we may not be able to fully utilize all of our federal and state loss carryforwards and resesarch and development credit carryforwards. Our inability to fully utilize our net operating loss carryforwards and tax credits could have a negative impact on our tax asset, financial position and results of operations.

Risks Related to the Market for Our Common Stock

The Sale of Our Common Stock to Fusion Capital May Cause Dilution to Our Current Stockholders and Fusion Capital’s Sale of Common Stock May Cause the Price of Our Common Stock to Decline.

The number of shares of our common stock ultimately offered for sale by Fusion Capital is dependent upon the number of shares Fusion Capital purchases from us under the Purchase Agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the Purchase Agreement will vary based on the market price of our common stock at the time of each sale. We expect that Fusion Capital will sell the shares we registered for its resale over a period of up to 24 months from the effective date of the registration statement, February 8, 2008. Depending upon market liquidity, Fusion Capital’s resale of shares of our common stock at any given time could cause the market price of our common stock to decline. Fusion Capital may ultimately purchase all, some, or none of the 54,000,000 shares that we registered for resale by Fusion Capital. After it has acquired such shares, it may sell all, some or none of those shares. As a result, sales to Fusion Capital by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or market anticipation of such sales, may make it more difficult for us to sell equity or equity-related securities in the future and may lower the price at which we can sell equity or equity-related securities.

The Significant Amount of Securities Issued in Recent Financings May Have a Negative Effect on the Market Price of Our Common Stock.

In February and March 2007, we issued approximately 104 million shares of common stock and warrants to purchase 155 million shares of common stock to non-affiliated investors. In our May and July 2004 financings and April 2005 financings we issued (i) promissory notes that are convertible into at least 17.6 million shares of common stock and (ii) warrants to purchase approximately 30 million shares of common stock. The approximately 104 million shares of common stock issued to non-affiliated investors in February and March 2007 have or will become freely tradable in February and March 2008 under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). As and if the non-affiliated investors in the March 2007 private placement exercise any of the 150 million warrants issued to them in that financing, the shares of stock they would acquire upon exercise of those warrants will be saleable as soon as six months after the date of exercise of the warrants under Rule 144, if certain conditions are met. In any event, the shares of common stock acquired upon the exercise of those warrants will be freely saleable one year after the exercise of warrants.  If the non-affiliated investors holding the convertible promissory notes and warrants issued in connection with the 2004 and 2005 financings were to convert their promissory notes or exercise their warrants, most of the shares of common stock they would receive would immediately be freely tradable. Other non-affiliated investors hold approximately 160 million shares of common stock that are freely tradable. If non-affiliated investors holding a significant number of freely tradable shares decide to sell shares in the public market in a short period of time, such sales may cause significant downward pressure on the market price of our common stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

We May Need our Stockholders to Authorize Additional Shares of Common Stock or a Reverse Split of Our Common Stock in the Near Future.

From inception through December 31, 2007, we have issued approximately 357 million shares of common stock and raised approximately $168 million. We have 800 million shares of common stock authorized for issuance. After considering the share reserves required under the Purchase Agreement with Fusion Capital and for our benefit plans and other recent financings, there are approximately 60 million shares of common stock remaining for issuance in future financings or for other purposes. In addition to the potential dilutive effect of issuing such a number of shares at current prices, there is the potential that a large number of the shares may be sold in the public market at any given time, which may place additional downward pressure on the market price of our common stock. In this regard, significant downward pressure on the market price of our common stock may also cause investors to engage in short sales, which would further contribute significant downward pressure on the market price of our common stock.

If we are unable to access capital from Fusion Capital under the Purchase Agreement or if we determine that accessing capital from Fusion Capital is prohibitively dilutive, or if the investors in the March 2007 private placement do not exercise a significant portion of their warrants, we may not have enough authorized shares of common stock to issue in connection with a future financing of sufficient size to meet our needs. We may need to seek stockholder approval to increase the number of authorized shares of common stock to provide us with the flexibility to continue to finance our operations. Alternatively, we may consider a reverse split of our common stock. At current prices, our common stock is considered to be “penny stock,” which precludes it from trading on a stock exchange or other major trading market and prevents major institutional investors and many foreign investors from holding it in their portfolios. If our stockholders are requested to, and approve, a reverse stock split, we would likely keep the number of authorized shares of common stock the same as it is now, which would provide us with greater flexibility to issue stock for future financings or for other purposes. There can be no assurance, however, that the post-reverse split market price of our common stock would continue to reflect the ratio used in a reverse stock split. While there is no impending announcement of a reverse stock split, such an announcement may also cause certain investors to engage in short sales, which may further contribute significant downward pressure on the market price of our common stock. Moreover, there can be no assurance that our stockholders would, if so requested, approve either of these alternatives. If they do not, we may not be able to continue financing our operations and we would have to revise our business plan, curtail our operations, or both.

Our Issuance of Warrants, Options and Stock Grants to Consultants for Services and the Granting of Registration Rights for the Underlying Shares of Common Stock May Have a Negative Effect on the Market Price of Our Common Stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we expect to continue to issue stock bonus grants and/or warrants and stock options at or below the current market price. In 2007 and 2006, we issued approximately 2.9 million and 2.3 million shares of our common stock, respectively, in payment of consulting and other services. In addition to the potential dilutive effect of issuing a large number of shares of common stock or stock options, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place additional downward pressure on the market price of our common stock.

The Market Price of Our Common Stock Is Highly Volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Our common stock has traded as low as $0.051 per share and as high as $0.23 per share in the twelve months ended December 31, 2007. We believe that some of the factors leading to the volatility include:

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

In addition, the potential dilutive effects of future sales of shares of common stock by stockholders and by the Company, including by Fusion Capital pursuant to this prospectus, and subsequent sales of common stock by the holders of warrants and stock options, may have an adverse effect on the market price of our common stock.

Our Charter Documents May Inhibit a Takeover.

Certain provisions of our Certificate of Incorporation and Bylaws may:
•	discourage potential acquisition proposals (i.e. stockholder rights plan also known as a “poison pill”);
•	delay or prevent a change in control;
•	diminish stockholders’ opportunities to participate in tender offers for our common stock, including tender offers at prices above the then-current market price;
•	inhibit increases in the market price of our common stock that could result from takeover attempts; or
•	grant to our board of directors (the “Board“) the discretionary right to designate specific rights and preferences of preferred stock greater than those of our common stock.

Furthermore, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware (DGCL). In general, the DGCL prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. An “interested stockholder” is a person who, together with affiliates and associates, owns, or within the prior three years did own, 15% or more of the corporation's voting stock. This provision could make it more difficult for an “interested stockholder” to obtain control of us without the approval of our Board.

We Have a Stockholder Rights Plan That Has Certain Anti-takeover Effects.

On December 15, 1998, the Board of Calypte declared a dividend distribution of one preferred share purchase right for each outstanding share of our common stock (collectively, the “Rights“). The dividend is payable to the stockholders of record on January 5, 1999, with respect to each share of common stock issued thereafter until a subsequent distribution date defined in the Rights agreement and, in certain circumstances, with respect to shares of common stock issued after the distribution date.

The Rights may have certain anti-takeover effects. The Rights may cause dilution to a person or group that attempts to acquire us without conditioning the offer on the Rights being redeemed or a number of Rights being acquired. However, the Rights should not interfere with any tender offer, or merger, which we approve because the Rights do not become exercisable in the event of an offer or other acquisition exempted by our Board.

Our Board has Certain Discretionary Rights With Respect to Our Preferred Stock That May Adversely Affect the Rights of our Common Stockholders.

Our Board may, without stockholder approval, designate and issue our preferred stock in one or more series. Additionally, our Board may designate the rights and preferences of each series of preferred stock which may be greater than the rights of our common stock. Potential effects on our common stock may include among other things:

•	restricting dividends;
•	dilution of voting power;
•	impairment of liquidation rights; and
•	delaying or preventing a change in control of the Company.

Additionally, we currently have approximately 60 million shares of common stock that could be issued for financing or other purposes. Dilution resulting from such issuance could also adversely affect the rights of our current common stockholders. Further restructuring, if approved by the stockholders, would further increase the number of shares available for future financings and would result in additional dilution to the current common stockholders.

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

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of the investment. Various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired. Certain foreign countries also impose limitations and restrictions on the ability of their citizens to own stock that is not traded on a recognized exchange, which, in certain instances, does not include the Over the Counter Bulletin Board.

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

We currently have approval to sell our AwareTM HIV-1/2 OMT rapid test product in countries including Russia, India, South Africa, United Arab Emirates, Iraq, Uganda and Kenya and we have been engaged in the regulatory approval process in China for two years. We plan to seek regulatory approval in other countries as resources permit. Sub-Saharan Africa, China, India and Russia are the areas predicted to have the greatest increase in HIV infections over the next few years. We believe that a simple, non-invasive test such as ours will have significant demand as it can be used as an integral part of a real-time treatment program. Although we are optimistic regarding the future sales prospects for our AwareTM HIV-1/2 OMT rapid test, obtaining regulatory approval has not resulted in significant product sales to date. In Africa and elsewhere, government Ministries of Health or similar agencies are the primary purchasers of HIV tests, typically through a tender process which currently requires the exclusive use of blood tests. Such tenders often consider only the purchase cost of an HIV diagnostic test, ignoring the ancillary costs of administration, including costs such as personnel and materials required to draw and dispose of blood samples. We are directing considerable effort, including product donations to key user agencies, to encourage the consideration and inclusion of our oral fluid tests in such tenders. We consider these efforts to be part of an “enabling” strategy in which the standard of care for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests. This process is time-consuming and expensive. There can be no assurance that our AwareTM HIV-1/2 OMT rapid tests will obtain widespread market acceptance internationally or that significant sales will occur on a timetable that we can accurately project.

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

We have just introduced our Aware MessengerTM oral fluid sample collection device and have no experience marketing such a product.

If our current products fail to achieve additional regulatory approvals or market acceptance or generate significant revenues, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

In addition to our rapid HIV-1/2 diagnostic tests and the BED Incidence Test, we plan to develop and/or commercialize other diagnostic products for other infectious diseases or health conditions, some potentially in combination with each other (i.e. multi-channel tests). Through our research collaborations with the CDC, we expect to develop a blood-based rapid HIV test for diagnostic and surveillance purposes. We may consider licensing other capabilities from the CDC to evaluate the feasibility of additional diagnostic tests. There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products and successfully transfer the technology for commercial-scale manufacturing while meeting regulatory requirements or resolving potential patent licensing or government distribution or licensing requirements with respect to their marketing, then there can be no assurance that any or all of these products will achieve widespread acceptance, either in the U. S. or internationally,

Additionally, neither we nor our marketing partners have significant experience marketing and selling rapid diagnostic tests. Our success depends upon alliances with third-party international distributors and joint venture partners and upon our ability to penetrate expanded markets with such distributors and partners. There can be no assurance that:
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

Consequently, there can be no assurance that any of our current or potential new products will obtain widespread market acceptance and fill the market need that is perceived to exist. Additionally, although we plan to introduce an over the counter HIV diagnostic test for the domestic over the counter market, there can be no assurance regarding the timeline for which or certainty that the FDA will develop protocols for evaluation and approval of such a product.

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

In the event that our financial condition inhibits our ability to pay license fees or royalty payments due under our license agreements, our rights to use, transfer or sublicense those licenses could be jeopardized in the event of a default in payment of fees or royalties. The loss of any of the foregoing licenses could have a materially adverse effect on our ability to produce our products or introduce new HIV or other diagnostic products in countries covered by those patents since the license agreements provide necessary proprietary processes or components for the manufacture of our products.

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

Moreover, the approval or clearance process for a new product can be complex and lengthy. This time span increases our costs to develop new products as well as the risk that we will not succeed in introducing or selling them in our target markets.

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

We have engaged a domestic contract manufacturer to produce our BED Incidence tests and our Aware MessengerTM sampling device and another in Thailand to produce our rapid HIV tests and we have manufacturing operations in China through our affiliate and plan to do so elsewhere. We intend to subsequently introduce a new line of products using the Ani technology platform, and again expect to rely on outsourced or overseas manufacturing organizations. Initially, none of these entities will have more than limited experience, if any, in manufacturing our products and will have no experience in manufacturing them in commercial quantities. Furthermore, our rapid tests are not yet approved for sale in Thailand, which precludes us from selling them in certain countries in which approval in the country of manufacture, i.e. a “Certificate of Origin,” is a prerequisite to local product approval. While outsourcing our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, it may also subject us to problems in such areas as:

•	transferring the technology from the laboratory or pilot operation to the contract manufacturer on a commercial scale;
•	lack of technical knowledge regarding regulated procedures and the ability of the contract manufacturer to obtain and maintain the necessary GMP or other regulatory certifications;
•	uncertain or unreliable production yields;
•	maintaining quality control and assurance;
•	regulatory compliance, since most rapid test manufacturers do not produce products that are as stringently controlled as HIV diagnostics;
•	misappropriation of intellectual property, particularly in foreign countries where patent protection is less stringent, and depending on the extent of manufacturing processes that are outsourced;
•	developing market acceptance for new product;
•	production yields;
•	quality control and assurance;
•	raw material supply;
•	shortages of qualified personnel; and
•	maintaining appropriate financial controls and procedures.

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

We May Not Be Able to Retain and/or Attract Key Executives and Other Personnel.

Certain of our executives and senior employees left the Company during 2006 and 2007. As a small company, our success depends on the services of key employees in various research and development, administrative, marketing and quality systems positions. Our inability to replace or attract key employees in certain positions as a result of our financial condition, or for other reasons, could have a material adverse effect on our operations.

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

During 2007 we incurred approximately $1.3 million in research and development expenses. We expect to continue to incur significant costs as a result of our research and development activities in the future.

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

Successful products require significant development and investment, including testing, to demonstrate their efficacy, cost-effectiveness and other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Regulatory authorities may not approve these products for commercial sale. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product at a price that will allow us to earn a reasonable profit, or we may be unable to obtain the requisite licenses to sell the product or to qualify for a government tender, which are often requirements in third world countries where the greatest need and largest market for HIV diagnostic testing exists. Accordingly, if we fail to develop commercially successful products, or if competitors develop more effective products or a greater number of successful new products, or there are governmental limitations affecting our ability to sell our products, customers may decide to use products developed by our competitors. This would result in a loss of current or anticipated future revenues and adversely affect our results of operations, cash flows and business.

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

We must rely on revenues to be generated from sales of our current or planned incidence and rapid tests, largely to international distributors and/or joint ventures. We believe that our alternative fluid-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. To date, however, sales to international customers have resulted in relatively insignificant revenues. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the United States. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets, including HIV-1/2 rapid tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets. The following risks may limit or disrupt the success of our international efforts:
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

We have established joint ventures in China with an entity related to our largest stockholder through which we expect to manufacture and sell our products. Our business in China is subject to political or economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past decade, the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization. The Chinese government may choose to end these policies or alter them significantly to our detriment with little, if any, notice.

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

Our business model and future revenue forecasts call for a significant expansion of sales in the People’s Republic of China as well as in Africa, Russia, India and elsewhere upon successful commercialization of our rapid test products. Should conditions beyond our control, such as disease outbreaks, natural disasters, war or political unrest, redirect attention from the worldwide HIV/AIDS epidemic or concern for other STD’s, if and when we are able to develop and introduce such diagnostic products, our customers’ ability to meet their contractual purchase obligations and/or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected. As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms that are not substantially dilutive to our stockholders, or we may have to curtail our operations, or both.

As a Small Manufacturer of Medical Diagnostic Products, We Are Exposed to Product Liability and Recall Risks For Which Insurance Coverage is Expensive, Limited and Potentially Inadequate.

We manufacture medical diagnostic products, which subjects us to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. A product recall or a successful product liability claim or claims that exceed our insurance coverage could have a material adverse effect on us. We maintain a $5,000,000 claims-made policy of product liability insurance. However, product liability insurance is expensive. In the future we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability that we incur in connection with clinical trials or sales of our products.

Item 2. Properties

Through early September 2007, we leased approximately 2,000 square feet of office space in Lake Oswego, Oregon on a month-to-month basis that housed our corporate administrative offices. We also leased approximately 3,000 square feet of research and development laboratory space in Vancouver, Washington on a month-to-month basis. In early September 2007, we relocated from those facilities and occupied approximately 11,000 square feet of office, laboratory and manufacturing space in Portland, Oregon subject to a 63-month lease in which we have combined our corporate administrative and research and development operations.

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

We believe our existing facilities are suitable. We believe that our property is adequately covered by insurance.

We have sublet our former 26,000 square foot manufacturing, research and office site in Rockville, Maryland to Maxim. In connection with the disposition of our Legacy Business, Maxim has assumed our obligations as lessee under this lease, which expires in February 2009. Should Maxim fail to fulfill its monthly payment or other obligations under the terms of the sublease, the primary landlord has the right to look to us for satisfaction of the obligations under the primary lease. We also sublet to a third party approximately 4,400 square feet of office space in Pleasanton, California that formerly housed our administrative offices. That lease expired in June 2007.

Item 3. Legal Proceedings

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles – Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.40. On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date. On January 3, 2008, the Court of Appeal dismissed the Complainants’ appeal. The Complainants subsequently petitioned the Court of Appeal to extend the time to file the Complainants' opening brief. On January 31, 2008, the Court of Appeal vacated the dismissal and extended the time to file the Complainants' opening brief. The Complainants filed an opening brief on February 29, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on December 6, 2007, at which our stockholders approved the following proposals:

1.	To elect six directors of the Company to hold office until the next Annual Meeting of Stockholders or until their successors are elected.
2.

To ratify the appointment by the Audit Committee and the Board of Directors of Odenberg Ullakko Muranishi & Co. LLP as the independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2007.

The record date for determining stockholders eligible to vote at the meeting was October 15, 2007. On the record date, there were 342,405,393 shares of our common stock outstanding and eligible to vote. There were present at the meeting, in person or by proxy, holders of 284,415,157 shares, representing 83.1% of the common stock outstanding.

Each nominee for the Board of Directors was re-elected at the 2007 Annual Meeting. The following number of votes was cast for and against each nominee:

	For	Against

Roger I. Gale	282,165,898	2,249,257
John J. DiPietro	282,251,442	2,163,713
Paul E. Freiman	281,991,241	2,423,914
Adel Karas	282,075,163	2,339,992
Julius R. Krevans, M.D.	282,106,442	2,308,713
Maxim A. Soulimov.	282,033,511	2,381,644

The stockholders also approved the other proposal. The following votes were tabulated:

	For	Against	Abstain

Proposal 2	282,240,039	430,807	1,744,311

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

Fiscal Year	Quarter	High	Low

2007	4th	$0.23	$0.09
2007	3rd	0.22	0.07
2007	2nd	0.11	0.06
2007	1st	0.08	0.05

2006	4th	0.11	0.06
2006	3rd	0.22	0.09
2006	2nd	0.24	0.17
2006	1st	0.33	0.16

On March 27 2008, there were approximately 500 holders of record of our common stock. The closing price of our common stock on March 27, 2008 was $0.085 per share. We have never paid any cash dividends, and our Board does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information we provide in this Annual Report on Form 10-K or statements made by our directors, officers or employees may constitute “forward-looking” statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-K, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:
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

The forward-looking information set forth in this Annual Report on Form 10-K is as of March 27, 2008, and we undertake no duty to update this information. Should events occur subsequent to March 27, 2008 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov or our website at www.calypte.com. More information about potential factors that could affect Calypte’s business and financial results is included in Item 1A. Risk Factors beginning on page 12 of this Form 10-K.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this prospectus. This discussion contains “forward looking statements” based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Actual results could differ materially from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview and Outlook

Our current focus is on commercializing our AwareTM HIV-1/2 Rapid Tests, primarily in international markets. We are developing a complementary oral fluid test using an alternative antigen that will enable us to market a completely non-invasive screening and confirmation testing system for HIV-1/2. Our overall plan is to significantly expand the marketing and sales of our HIV-1/2 Rapid Tests. Our plan also includes developing and commercializing another lateral flow platform design suitable for over-the-counter applications, permitting our entry into the HIV rapid test market in the United States and capable of expanding our product line beyond HIV to a broader set of non-invasive diagnostic tests for other sexually transmitted diseases or diseases such as tuberculosis and malaria. During 2007, we hired full-time sales and marketing employees and consultants to market our existing products and additional research and development employees to help develop our new products.

Trends, Events and Uncertainties

BED Incidence Test. We began selling the BED Incidence Test in the fourth quarter of 2004. It accounted for approximately 66% and 44% of our sales in calendar years 2007 and 2006, respectively. In absolute terms, revenue from the sale of the Incidence Test increased by approximately 61% between 2006 and 2007.

Following the initial ramp-up phase in 2005, sales of the Incidence Test decreased significantly in 2006 compared with sales in 2005. We believe the decrease in sales in 2006 was attributable to negative publicity regarding the usefulness of the data obtained from the BED Incidence Test. In February 2006, the U.S. CDC issued an Information Sheet: Using the BED HIV-1 Capture EIA Assay to Estimate Incidence Using STARHS in the Context of Surveillance in the U.S. suggesting expanded protocols, and indicating that data derived from use of the test in certain international settings may not be appropriate. During 2006, the U.S. CDC and UNAIDS agreed on a set of “Recommendations for Use” to address certain conditions that may have resulted in over-estimation of incidence. Since the issuance of that clarification, orders for the test have rebounded, as indicated by our increased sales. We believe that the test’s design and use and the interpretation of its results will continue to evolve as both domestic and international public health agencies and the U.S. CDC gain experience with it.  We continue to believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and that it will remain a viable epidemiological surveillance test. We will soon be re-naming this product the AwareTM BEDTM HIV-1 Incidence test.

We plan to complement the current product with a rapid test version which we anticipate to be more suitable for use in resource-poor international settings that do not have the infrastructure to perform the current test. We are developing the rapid incidence test in conjunction with the U.S. CDC.

Rapid Tests. Sales of our HIV-1/2 rapid diagnostic tests accounted for approximately 34% of our revenues in 2007 compared with 56% in 2006. We expect that our future near- and medium-term revenues will be derived primarily from selling our HIV-1/2 rapid tests in both the professional and over-the-counter (OTC) markets, and potentially from selling diagnostic tests for other STDs or synergistic tests, such as tuberculosis or malaria, in the longer term.

Our primary focus for 2008 is commercializing our HIV-1/2 rapid tests, especially our current AwareTM HIV-1/2 OMT (oral fluid) test. Our sample collection device collects sufficient sample media to perform multiple tests with a single sample. Using this advantage, we expect to introduce a complementary oral fluid test employing a different antigen in 2008. We expect that the combination of these two tests will permit us to satisfy the World Health Organization (“WHO”) rapid testing guideline algorithm by providing two distinct non-invasive rapid tests. We also sell a BSP (blood/serum/plasma) test version of the rapid test product.

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

We submitted our AwareTM HIV-1/2 oral fluid (OMT) rapid test for approval to the Chinese State Food and Drug Administration (“SFDA”) in January 2006 and during 2006 the test passed a number of critical milestones essential to its ultimate approval. We were in routine contact with the SFDA during the second half of 2006 and provided additional or clarifying information as requested during their general review process. Our test was reviewed by an SFDA expert panel in December 2006 and subsequent to the meeting, in January 2007, we received a formal request from the SFDA for additional information. We submitted the requested information to the SFDA in early May 2007. In January 2008, we were advised that the SFDA had completed its technical review of our application and, pending the SFDA’s review of conformity to product standard documents and labeling to applicable regulations, the application will progress to the concluding administrative approval.

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

Beijing Marr has recently completed upgrading and renovating its manufacturing operations to facilitate the production of our AwareTM HIV-1/2 rapid oral fluid (OMT) test. In the fourth quarter of 2007, the facility passed a quality system audit and obtained certification of its quality system to the international standard, ISO 13485:2003. We expect that, in addition to servicing the anticipated large Chinese market, this facility will also support the manufacturing of our products for export to other countries.

During the third quarter of 2006, we received approval for our AwareTM HIV-1/2 OMT rapid test for both the professional and OTC markets in the Russian Federation. We have initiated contacts in the private sector, where a number of large corporations are focusing a portion of their social budgets on the HIV/AIDS problem in their communities. We are also reviewing distribution options as the government sector can also be a significant opportunity in this market. Russia is reported to currently have one of the fastest growing rates of increase in HIV/AIDS infection worldwide.

In the third quarter of 2007, we received registration and marketing approval of our AwareTM HIV-1/2 OMT rapid test from the Central Drugs Standard Control Organisation, commonly referred to as the DCAI, of the Government of India. We are evaluating in-country markets and distribution options as we focus on positioning our test as a non-invasive alternative to the exclusive use of blood tests for HIV diagnosis. We recently completed our first sale to a paramilitary organization of the Indian government.

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

We are developing additional distribution channels and plan to conduct additional trials in several African and Asian countries. The clinical trial and regulatory approval process will be on-going through 2008 and beyond. We are primarily targeting countries which have been selected for funding by PEPFAR, the President’s Emergency Plan for AIDS Relief, and currently have representation in more than half of them. Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID. The waiver is based on a product evaluation performed by the U.S. CDC Global AIDS Program (GAP). We have compiled the required “manufacturer’s claims” data and completed the CDC GAP trials for both our OMT and blood, serum and plasma HIV-1/2 rapid tests. Both our AwareTM HIV-1/2 BSP (blood, serum and plasma) rapid test and our AwareTM HIV-1/2 OMT rapid test have been evaluated and are now included in the USAID waiver list. We believe that obtaining the USAID waiver for these tests is another important milestone in the enabling process that will ultimately lead to expanded international sales of our rapid tests.

Our current AwareTM product line is a rapid testing solution that we believe is well suited for developing countries. However, in developed countries, including in the U.S., a cassette-enclosed format may be more acceptable. On a longer-term basis, we plan to introduce the AwareTM II product line for these markets using the cassette-enclosed format. We believe that we currently have all of the necessary technology licenses for this format.

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

Sampling Device

In the first quarter of 2008, we introduced our AwareTM MessengerTM oral fluid sample collection device. This collection device is based on the same principle as employed in our AwareTM HIV-1/2 OMT test. This product can be used to collect oral fluid analytes for not only HIV antibodies, but also for hepatitis antibodies, drugs of abuse and certain genetic screening applications, among others. Our initial target for this product is the life insurance risk assessment market.

Financial Considerations

For the year ended December 31, 2007, we incurred a net loss of $8.3 million and a negative cash flow of $6.1 million as a result of our operations. At December 31, 2007, we had a working capital deficit of $3.5 million and our stockholders’ deficit was $8.9 million. Our cash balance at December 31, 2007 was $0.8 million. Based upon our financial condition at December 31, 2007, as well as our recurring losses and our negative cash flows from operations, our independent registered public accounting firm expressed an opinion on our December 31, 2007 consolidated financial statements citing substantial doubt about our ability to continue as a going concern.

Our consolidated operating cash burn rate for calendar 2007 averaged approximately $516,000 per month compared to approximately $459,000 per month in 2006. Our increased burn rate for 2007 reflects the expansion of our research and development and sales and marketing efforts, including the creation of our representative offices in Dubai and Geneva beginning in the second quarter, as we make the expenditures required to ramp up marketing and manufacturing initiatives to achieve our near-term milestones.

In March 2007, we received $5.2 million proceeds from the March 2007 private placement that funded our operations through 2007. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of additional near- and medium-term financing for us. We expected that a portion of these short-term warrants, in addition to other outstanding warrants that are now also in-the-money, would be exercised during 2007 and thereby provide us with additional and necessary funding. We entered into a financing arrangement in January 2008 under which the investor is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period. At March 27, 2008 investors in the March 2007 private placement had exercised an aggregate of 11,750,000 of the warrants exercisable at $0.08 per share and we had received $940,000 in proceeds.

In the absence of the exercise of a significant portion of the warrants issued in the March 2007 private placement, our current cash resources and the financing arrangement we entered during the first quarter of 2008 may not allow us to fully attain our business milestones without interruption and we may need to seek additional financing or pursue a strategic opportunity. We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. In March 2007, we extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009. At December 31, 2007, we owed an aggregate of $9,490,000 under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility. Additionally, in December 2007 we entered into a one-year agreement with Marr under which it can convert its holdings of these securities at $0.16 per share. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future. Additionally, the presence of a significant number of unexercised in-the-money warrants may also unfavorably impact our ability to raise additional financing. Although we expect to be able to raise additional capital, if necessary, there can be no assurance that we will secure such financing or enter into such strategic agreements, or that our stockholders would approve the terms of such agreements or financing, if so required. There can be no assurance that our current cash resources and financing arrangements are sufficient to allow us to fully attain our business milestones and achieve positive cash flow.

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during 2008 and beyond. In the absence of adequate resources from current working capital and existing financing arrangements, we will be required to raise additional capital to sustain our operations.

Off-Balance Sheet Arrangements  We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii).

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs, derivative and anti-dilution liabilities and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates, among others, reflect our more significant judgments used in the preparation of our consolidated financial statements.

•
Revenue Recognition. We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. Should changes in terms cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

•
Inventory Valuation. We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Further, we also review our inventories for lower of cost or market valuation. At December 31, 2007 and 2006, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials, components and finished products.

•
Deferred Tax Asset Realization. We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

•
Classification of Financial Instruments with Characteristics of both Liability and Equity We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity. We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately. We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our determination of the appropriate classification.

•
Stock based compensation We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. We adopted SFAS 123R using the modified prospective method, which requires that we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not fully vested at our January 1, 2006 date of adoption is recognized in our net loss in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.  Since our adoption of SFAS 123R, we have estimated the fair value of options granted to employees and directors, and we expect to estimate the fair value of future grants, using the Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  To date, we have generally estimated the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options. Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior. We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

The following summarizes the results of our operations for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006

Product sales revenue	$589	$547
Cost of product sales	559	395

Gross margin	30	152

Operating costs and expenses:
Research and development expenses	1,260	1,700
Selling, general and administrative expenses	6,409	4,322
Impairment of assets	1,528	-

Total operating expenses	9,197	6,022

Loss from operations	(9,167)	(5,870)

Interest income (expense), net	(235)	(8,500)

Minority interest in losses of consolidated joint ventures	1,206	517
Other income (expense), net	(72)	105

Loss before income taxes	(8,268)	(13,748)

Income taxes	(2)	(2)

Net loss	$(8,270)	$(13,750)

Years ended December 31, 2007 and 2006

Our revenue for 2007 totaled $589,000 compared with $547,000 in 2006, an increase of 8%. Sales of our BED Incidence Test accounted for $388,000, or approximately 66%, of our sales in 2007 compared with $241,000, or 44%, of our sales in 2006. Sales of our AwareTM HIV-1/2 rapid tests accounted for the balance in both periods. In absolute terms, revenue from the sale of the Incidence Test increased by 61% between 2006 and 2007 while revenue from the sale of our rapid tests decreased by 34% during the same period. Sales of our HIV-1/2 rapid tests are irregular as we gain approvals for those tests in various parts of the world.

Three customers accounted for approximately 51% of our revenue for 2007. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our 2007 revenue. A second quarter purchase of our AwareTM HIV-1/2 oral fluid rapid tests by our Russian distributor accounted for 13% of our revenue for 2007. BED Incidence Test purchases by the CDC’s contract testing labs in New York accounted for 11% of our revenue for 2007. Purchases by three customers accounted for approximately 67% of our revenue during 2006. Our previous distributor for the Middle East purchased oral fluid OTC rapid tests representing approximately 51% of our revenues for 2006. Two customers purchasing the BED Incidence Test, the U.S. CDC’s incidence test contract lab, and the Chinese CDC accounted for approximately 9% and 7%, respectively, of revenues for 2006.

Our gross margin was 5% of sales in 2007 compared with 28% in 2006. The margins we reported in both 2007 and 2006 are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimums, have been allocated. Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate in our expected commercial scale operations. Further impacting margins in 2007 are costs associated with increased staffing specifically dedicated to our manufacturing quality systems, which we treat as a component of product costs. Additionally, in the third quarter of 2007 we scrapped expired finished product for which we had not received subsequent orders as well as packaging and other product materials rendered obsolete due to the relocation of our operations to our new Portland, Oregon facility.

Research and development costs decreased by $440,000 or 26%, from $1,700,000 in 2006 to $1,260,000 in 2007. Our domestic R&D expense decreased by $104,000 in 2007 primarily as a result of vacancies in our R&D staffing early in the year and lower costs related to outside consultants and clinical trials. Our Chinese joint ventures reduced their research and development spending by $336,000 in 2007 compared with 2006 primarily as Beijing Marr personnel and resources were directed away from product development to preparing the plant for production, which we recorded as an administrative expense.

Selling, general and administrative costs increased by $2,087,000 or 48%, from $4,322,000 in 2006 to $6,409,000 in 2007. The primary components of the increase include the following:
•	increases in compensation costs, including approximately $886,000 of non-cash expense related to the grants of options to our non-employee directors in the fourth quarter of 2007;
•	increased consulting expenses, including costs attributable to new staffing and related expenses for local representation and business development functions based in Dubai, Geneva and India ;
•
increased travel expense, product donations, trade show participation and corporate sponsorships incurred in pursuing business development opportunities, primarily in the Middle East, Africa and India; and

•
a net increase of $242,000 incurred by our Chinese joint ventures as a result of pre-manufacturing staffing and overhead expenses recognized as administrative expense in 2007, offset by personnel reductions and reorganizations within those entities.

In the fourth quarter of 2007, we recorded non-cash impairment losses aggregating $1,528,000 attributable to certain regulatory approvals, licenses and certifications included in the manufacturing assets acquired by Beijing Marr prior to the creation of our joint venture that we do not believe are recoverable in the future.

Our loss from operations for 2007, at $9,167,000, including the non-cash expense from impairment of assets, reflects a 56% greater loss than the $5,870,000 loss reported for 2006.

We recorded net interest expense of $235,000 for 2007 compared with $8,500,000 of net interest expense in 2006. The reduction in net interest expense in 2007 is primarily the result of the accounting for the reduction in the anti-dilution obligation related to our first quarter 2007 financings as well as reductions in the amortization of discounts and issuance costs related to our 2005 convertible note financing and the costs associated with the third quarter 2006 induced conversion of 8% Secured Convertible Notes and extinguishment of 7% Promissory Notes related to the re-pricing of certain outstanding warrants. The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Year ended December 31,		Decrease
	2007	2006	Expense

Interest expense on debt instruments paid or payable in cash	$(315)	$(284)	$(31)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(416)	(481)	65
Amortization and proportional write-off upon conversion of 8% convertible note discounts and deferred offering costs through original maturity date	(1,208)	(5,694)	4,486
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and Marr Credit Facility notes	(449)	-	(449)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March 2007 financings	2,281	-	2,281
Expense attributable to extension of maturity of August 2006 Additional Warrants	(29)	-	(29)
Expense attributable to extension of maturity of August 2006 obligations arising from the April 2005 financing	-	(375)	375
Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from warrant re-pricing and exercise, and debt cancellation	-	(1,549)	1,549
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(120)	(120)	-

Total non-cash items	59	(8,219)	8,278

Total interest expense	(256)	(8,503)	8,247

Interest income	21	3	18

Net interest expense	$(235)	$(8,500)	$8,265

Liquidity and Capital Resources

Financing Activities

We have financed our operations from our inception primarily through the private placements of preferred stock and common stock, our Initial Public Offering (IPO) and the issuance of convertible notes and debentures.

Operating Activities

During 2007 and 2006, we used cash of $6.1 million and $5.5 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

Our primary source of liquidity at December 31, 2007 was cash that we raised in our recent financing activities, most notably the March 2007 private placement and warrant exercises by investors in that private placement and earlier financings. We entered into a financing arrangement in January 2008 under which the investor is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period.

Based on our current operating burn rate, our known commitments and the uncertainty of both the exercise of the warrants issued in the March 2007 private placement and our ability to sell our shares under the terms and conditions of the January 2008 financing arrangement, we do not expect our current cash resources or our near-term cash flow from operations to be adequate to maintain our operations through the execution of our business plan or until we are able to achieve positive cash flow or profitability. We view the warrants issued in the March 2007 private placement and certain other outstanding in-the-money warrants as potential sources of much needed near-term cash. However, there can be no assurance that the investors will exercise a significant portion, or any additional, warrants on a timetable that will coincide with our cash requirements. Additionally, under the terms of the January 2008 arrangement, we only have the right to sell $100,000 of our common stock every three business days unless the market price of our common stock equals or exceeds $0.10 per share, in which case we can sell greater amounts. However, the investor does not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.052 per share. In the absence of the exercise of a significant portion of the warrants issued in the March 2007 private placement or our ability to sell our common stock under the January 2008 agreement, our current cash resources will not allow us to attain either our near or long-term business goals without interruption and without seeking additional financing or pursuing a strategic opportunity.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which introduces changes in the accounting and report form business acquisitions and noncontrolling interest in a subsidiary. The changes introduced by SFAS 160 include reporting noncontrolling interest (previously referred to as minority interest) as part of equity in the consolidated financial statements; allocating losses to the noncontrolling interest even which such allocation might result in a deficit balance and reduce the loss allocated to the controlling interest; treating changes in ownership interests as equity transactions if control is maintained; and recognizing in earnings any gain or loss on the interest sold upon a loss of control, with the retained interest remeasured at fair value on the date control is lost. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact on our consolidated financial statements of adopting SFAS No. 160.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”), which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not believe that adopting EITF 07-03 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2007 are included on pages F-1 through F-45 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(1) Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Vice-President - Finance and Administration (“VP-Finance”), as appropriate, to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting. Internal control over financial reporting is also separately evaluated for purposes of providing management’s report which is set forth below in paragraph (2). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as they are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our CEO and VP-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and VP-Finance concluded that our disclosure controls and procedures are effective as of December 31, 2007.

(2) Management’s Report on Internal Control over Financial Reporting – Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and VP-Finance, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2007.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

(3) Change in Internal Control Over Financial Reporting – There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list of our Directors and Executive Officers as of March 27, 2008.

Name	Age	Calypte Position; Principal Occupation	Director Since
Roger I. Gale	55	Chairman, President and Chief Executive Officer; Calypte Biomedical Corporation	11/04
John J. DiPietro	49	Director; Chief Financial Officer, Chronix Biomedical, Inc.	10/99
Paul E. Freiman	73	Director; President and Chief Executive Officer, Neurobiological Technologies, Inc.	12/97
Adel Karas	63	Director, Regional Director, World Agency of Planetary Monitoring & Earthquake Risk Reduction	5/07
Julius R. Krevans, M.D.	83	Director; Retired Chancellor Emeritus, Director of International Medical Services, University of California, San Francisco	3/95
Maxim A. Soulimov	35	Director; Director of Legal Affairs, Global Corporate Ventures, Limited	4/04
Ronald W. Mink	55	Chief Science Officer, Calypte Biomedical Corporation	N/A
Jerrold D. Dotson	54	Vice President, Finance and Administration and Secretary, Calypte Biomedical Corporation	N/A

Roger I. Gale was appointed to our Board and elected its Chairman in November 2004. On May 2, 2006, the Board appointed him as President and Chief Executive Officer, effective immediately. Mr. Gale had been serving in that capacity on an interim basis since October 2005. Mr. Gale served from October 2001 until May 2006 as Executive Chairman of the Board of Directors of Wavecrest Group Enterprises Limited, a United Kingdom-based communications service provider. He is also a founder and director of Starnorth Limited, a communications and media consultancy. From 1999 to 2001, he was Chairman and co-founder of End2End Wireless Limited, a UK wireless access services provider. He has previously held senior positions with the Asian Development Bank (ADB, Manila) and the International Finance Corporation (IFC), the private sector arm of the World Bank in Washington, D.C. Mr. Gale has also lectured in economics at the University of New England (Australia) and Lincoln College (New Zealand). He serves as a Director and a member of the Audit Committee of Mechel Steel Group, (NYSE: MTL). Mr. Gale holds a Master of Economics degree from the University of New England, Australia, and a Higher National Diploma from the Royal Agricultural College, Cirencester, Gloucestershire, England. Mr. Gale is one of two directors appointed to our Board pursuant to an August 2003 agreement between Marr and us. Marr is currently our largest stockholder, holding approximately 20% of our outstanding common stock.

John J. DiPietro was elected to our Board in October 1999. Since September 2002, he has served as the Chief Financial Officer of Chronix Biomedical Inc, a private biotechnology company. Mr. DiPietro was a member of the Board of Chronix Biomedical from February 2003 through July 2006. From September 1999 to September 2002 he was the Chief Financial Officer and Vice President-Finance and Administration of Tripath Technology, Inc., a semi-conductor manufacturing company. He served as our Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary from December 1997 through September 1999. From October 1995 until December 1997, he served as our Vice President of Finance, Chief Financial Officer and Secretary. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

Paul E. Freiman has served as a member of our Board since December 1997. He has served as the President and Chief Executive Officer of Neurobiological Technologies, Inc. since May 1997. In 1995, Mr. Freiman retired from his position as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company. Mr. Freiman is currently serving on the board of Penwest Pharmaceuticals Inc. and Neurobiological Technologies, Inc. and several private biotechnology companies. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

Adel Karas was appointed to our Board in May 2007. Since December 2005 Mr. Karas has worked as the Regional Director (Asia, Africa & Middle East) for the World Agency of Planetary Monitoring & Earthquake Risk Reduction (WAPMERR) based in Dubai, United Arab Emirates (UAE).  WAPMERR is involved with disaster management and risk assessments. Prior to his involvement with WAPMERR, in 2003 Mr. Karas co-founded and served as Managing Director of Strategic Energy Investment Group in Dubai. He started this group following his retirement from Petroleum Geo-Services (PGS) in Houston, Texas where he served as Senior Vice President of Business Development for two years before moving to Dubai where he set up and, for the next eight years, served as President of PGS for the Middle East Region.  Mr. Karas served, as well, as the executive vice president for Grant Tensor Geophysical in Houston-Texas and as the president of Tensor Geophysical in Egypt. Mr. Karas attended AinShams University, University of Texas and University of Houston. He holds degrees in Geophysics and Operations Research as well as a Masters Degree in electrical engineering and an MBA.

Julius R. Krevans, M.D. has served on our Board since March 1995. Dr. Krevans served as Chancellor Emeritus and Director of International Medical Care at University of California at San Francisco from 1993 until his retirement in June 2002. Dr. Krevans received his M.D. from New York University, College of Medicine and completed a residency in Medicine at Johns Hopkins University School of Medicine.

Maxim A. Soulimov was appointed to our Board in April 2004. Since November 2002, Mr. Soulimov has served as Director of Legal Affairs of Global Corporate Ventures Limited (“GCVL”) of London, a company providing consultancy services to a variety of private investors including Marr and its affiliates. From April 2000 through October 2002, Mr. Soulimov served as in-house legal counsel for Lukoil Europe Limited and Lukoil Europe Holdings Limited, private companies involved in the management of all Lukoil downstream companies outside the Russian Federation. From September 1997 to April 2000, Mr. Soulimov served as Trainee and then as Assistant Solicitor in the London firm of Norton Rose Solicitors. Mr. Soulimov holds a Degree in Modern Languages from Tver State University in Russia and an LLB Law degree from University of Hertfordshire in the United Kingdom. Mr. Soulimov is one of two Directors appointed to Calypte’s Board pursuant to an August 2003 agreement between Calypte and Marr.

Ronald W. Mink, Ph.D. has served as our Chief Science Officer since July 2005. Prior to his appointment as Chief Science Officer, Dr. Mink had served as our Director of R&D since joining the Company in April 2003. From February 2001 to April 2003, he was a consultant to Calypte for rapid test development. Prior to working with Calypte, he was the Director of Research and Development at OraSure Technologies, Inc. (NASDAQ: OSUR). At OraSure, Dr. Mink was the inventor of the OraQuick® HIV-1/2 rapid test (U.S. Patents 6,303,081 and 7,192,555), and directed the OraQuick research and development effort from concept through its initial international product launch. Dr. Mink received his Ph.D. and Master of Science degrees in Microbiology from the University of Illinois at Urbana-Champaign, and received his B.S. degree in Microbiology from Ohio State University.

Jerrold D. Dotson has served as our Vice President, Finance and Administration (principal financial and accounting officer) since February 1, 2007. Mr. Dotson has served as our Corporate Secretary since 2001. Mr. Dotson also served as our Director of Finance from January 2000 through July 2005 and was a financial consultant to Calypte from August 2005 through January 2007. Prior to joining Calypte, from 1988 through 1999, Mr. Dotson worked in various financial management positions, including Chief Financial Officer, for California & Hawaiian Sugar Company. Mr. Dotson is a CPA and received his BS degree in Business Administration with a concentration in accounting from Abilene Christian College.

Board Committees

Our Board of Directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. The charter for each of these committees is available on our website at www.calypte.com. From time to time when necessary, the Board may establish other committees under its direction to address specific issues.

The Audit Committee currently includes our three independent Directors, Mr. Freiman as Chairman, Mr. DiPietro and Dr. Krevans. As described in its Charter, the duties and responsibilities of the Audit Committee include recommending to the Board of Directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full Board of Directors. The Board has determined that Messrs. Freiman and DiPietro are Audit Committee financial experts as defined by Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”) and are independent within the meeting of Item 407(a)(i) of Schedule 14A of the Exchange Act.

The Compensation Committee currently includes Dr. Krevans as Chairman and Mr. Freiman. As described in its Charter, the Compensation Committee reviews and approves the compensation of our Chief Executive Officer and Principal Financial and Accounting Officer, recommends to the Board the compensation of members of the Board and administers our stock option and other benefit plans.

The Nominating Committee currently includes Mr. Freiman as Chairman and Dr. Krevans and Mr. Karas. As described in its Charter, the Nominating Committee assists the Board in fulfilling its oversight responsibilities relating to the Company's corporate governance matters, including the determination of the independence status of current and prospective Board members, periodic evaluation of the Board of Directors, its committees and individual directors, and the identification and selection of director nominees.

The Nominating Committee will consider candidates nominated by stockholders in accordance with the procedures set forth in our by-laws. Under our by-laws, nominations other than those made by the Board of Directors or the Nominating Committee must be made pursuant to timely notice in proper written form to our Secretary. To be timely, a stockholder’s request to nominate a person for election to the Board at an annual meeting of stockholders, together with the written consent of such person to serve as a Director, must be received by our Secretary not less than 120 days prior to the anniversary of the annual meeting of stockholders held in the previous year. To be in proper written form, the notice must contain certain information concerning the nominee and the shareholder submitting the nomination.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) (“Section 16(a)”) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Commission. Such Reporting Persons are also required by the Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms that they file. Except as described below, we believe that during fiscal year 2007, all of the Reporting Persons complied with all applicable filing requirements.

On March 28, 2007, David Khidasheli acquired a beneficial ownership of more than 10% of our common stock, but did not report that he was subject to Section 16 until October 31, 2007. On March 28, 2007, Mohamed Yousif Ahmed Saleh Sulaiman acquired a beneficial ownership of more than 10% of our common stock, but did not report that he was subject to Section 16 until November 2, 2007. On March 28, 2007, Mohamed Ahmed acquired a beneficial ownership of more than 10% of our common stock, but did not report that he was subject to Section 16 until October 30, 2007. On March 28, 2007, Ahmed Abdalla Deemas Alsuwaidi acquired a beneficial ownership of more than 10% of our common stock, but did not report that he was subject to Section 16 until October 29, 2007

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our employees, including our Chief Executive Officer and Principal Financial and Accounting Officer, and to the members of our Board of Directors. The Code of Business Conduct is posted on our website at www.calypte.com.

Compensation Committee Interlocks and Insider Participation

During 2007, the Compensation Committee consisted of Dr. Krevans and Mr. Freiman, each of whom is a non-employee director. Neither member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 11. Executive Compensation

The following table sets forth compensation we awarded or paid to persons who served as our Chief Executive Officer and as our other most highly compensated executive officers in 2007 (collectively, the “Named Executive Officers”) for the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation		Total ($)
(a)	(b)	(c )		(d)	(e)	(f)(1)		(i)(2)		(j)

Roger I. Gale, Chief Executive	2007	$350,000	(3)	$-	$150,000	$-		$50,515	(4)	$550,515
Officer, President and Chairman of the Board	2006	$294,141	(5)	$-	$250,000	$-		$37,537	(6)	$581,678

Richard D. Brounstein,	2007	$181,169		$-	$-	$-		$200,000	(8)	$381,169
Executive Vice President (7)	2006	$204,800		$-	$-	$-		$-		$204,800

Theodore R. Gwin, Chief	2007	$7,692		$-	$-	$39,700	(10)	$40,734	(11)	$88,126
Financial Officer (9)	2006	$200,000		$-	$-	$-		$-		$200,000

Ronald W. Mink,	2007	$226,135		$-	$-	$-		$-		$226,135
Chief Scientific Officer	2006	$200,000		$-	$-	$-		$-		$200,000

Jerrold D. Dotson,	2007	$184,615		$-	$-	$-		$15,000	(12)	$199,615
Vice President-Finance

(1)	The assumptions used to derive the fair value of the stock option award noted in this column are discussed in Footnote 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

(2)	Does not include the value of perquisites and other personal benefits that do not aggregate at least $10,000 in each fiscal year for each Named Executive Officer.

(3)
This amount reflects Mr. Gale’s total annual salary entitlement for fiscal year 2007. Mr. Gale elected to receive $309,615 in cash and to forego $40,385 and instead receive shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as the investors in our March 28, 2007 private placement. As indicated in notes (4), (5) and (6), Mr. Gale elected to forego cash payment of other amounts of compensation earned in 2006 and 2007 and instead receive shares of our common stock and warrants. In aggregate, Mr. Gale received 8,271,870 shares of our common stock valued at $0.0.052 per share, a 12-month warrant to purchase 8,271,870 shares of our common stock at the exercise price of $0.08 per share and an 18-month warrant to purchase 4,135,935 shares of our common stock at the exercise price of $0.11 per share based on an aggregate investment of $430,137, including the compensation amounts described in this table. Mr. Gale’s aggregate investment also includes the repayment of $90,000, plus accrued interest, of loans made to us by Mr. Gale in 2006 and 2007 and a $100,000 advance he made to us on November 16, 2006.

(4)
This amount represents perquisites and other personal benefits paid to Mr. Gale under his employment agreement, including, without limitation, $36,000 for his housing allowance and $9,600 for his automobile allowance, of which he elected to forego cash in the aggregate amount of $10,523 and receive shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as the investors in our March 28, 2007 private placement. See note (3) above for the details of this stock and warrant compensation.

(5)
This amount reflects Mr. Gale’s total annual salary entitlement for fiscal year 2006. Mr. Gale received $105,000 in cash and elected to forego $15,000 and instead receive 77,934 shares of our common stock. The remaining $174,141 was accrued but not paid to Mr. Gale during fiscal year 2006. In March 2007, Mr. Gale elected to forego cash payment of the accrued salary amount and to instead receive shares of our common stock and warrants to purchase shares of our common stock on the same terms and conditions as the investors in our March 28, 2007 private placement. See note (3) above for the details of this stock and warrant compensation.

(6)
This amount includes $24,310 for Mr. Gale’s relocation expenses from Great Britain to Oregon, $10,442 accrued, but not paid, for Mr. Gale’s housing allowance and $2,785 accrued, but not paid, for Mr. Gale’s automobile allowance. In March 2007, Mr. Gale elected to forego cash payment of the aggregate $13,227 accrued amounts and to instead receive shares of our common stock and warrants to purchase shares of our common stock on the same terms and conditions as the investors in our March 28, 2007 private placement. See note (3) above for the details of this stock and warrant compensation.

(7)	Mr. Brounstein’s employment terminated in November 2007.

(8)
This represents the amount accrued with respect to Mr. Brounstein as severance pursuant to the constructive termination of his employment agreement in July 2005. In March 2007, Mr. Brounstein elected to forego his severance cash compensation and instead to receive shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as the investors in our March 28, 2007 private placement. Mr. Brounstein received 3,846,154 shares of our common stock valued at $0.052 per share, a 12-month warrant to purchase 3,846,154 shares of our common stock at the exercise price of $0.08 per share and an 18-month warrant to purchase 1,923,077 shares of our common stock at the exercise price of $0.11 per share.

(9)	Mr. Gwin’s employment terminated in January 2007.

(10)
This amount represents the fair value of an option to purchase 500,000 shares of common stock at an exercise price of $0.03 per share, which was granted to Mr. Gwin as severance. The stock option was granted pursuant to the 2004 Incentive Plan.

(11)	This amount represents accrued vacation benefits of $17,637 and severance of $23,097 paid to Mr. Gwin upon termination of his employment.

(12)	This amount represents amounts paid pursuant to a consulting agreement with Mr. Dotson prior to his employment as Vice President – Finance.

Employment Agreements
Roger Gale

Interim CEO Agreement. Effective as of October 3, 2005, we entered into an agreement with Mr. Gale (the “Interim CEO Agreement”) pursuant to which Mr. Gale was engaged as interim Chief Executive Officer. Under the terms of the Interim CEO Agreement, Mr. Gale was to receive cash compensation of $15,000 per month, beginning October 3, 2005 and was awarded 1,000,000 shares of our common stock pursuant to the 2004 Incentive Plan. As of June 1, 2006, Mr. Gale’s cash compensation was increased to $350,000 per annum.

Employment Agreement. Effective as of September 26, 2006, we entered into an employment agreement with Mr. Gale (the “Employment Agreement”), pursuant to which Mr. Gale was employed as President and Chief Executive Officer for a two year term. The Employment Agreement will automatically renew for one-year terms, unless otherwise terminated. The Employment Agreement provides for an annual base salary of $350,000, housing and automobile allowances of $3,000 and $800 per month, respectively, personal travel allowance of $15,000 per year and certain other cash allowances and reimbursements relating to relocation, repatriation and U.S. tax advice, as described in the Employment Agreement; an award of 2,000,000 shares of our common stock and an award of 2,500,000 shares of restricted stock units. At December 31, 2006, we had not yet made the stock or restricted stock unit grants. We granted the stock bonus award to Mr. Gale in January 2007, but at December 31, 2007, had not made the restricted stock unit or any other equity grant. Beginning in calendar year 2007, Mr. Gale is entitled to receive an annual performance-based bonus of up to 50% of his annual base salary, payable in cash, equity or a combination of the two. At December 31, 2007 no such award has been earned or accrued. All entitlements under the agreement cease upon termination for “cause,” termination without cause by Mr. Gale and Mr. Gale’s death or disability. Termination for “cause” is defined as personal dishonesty, incompetence, failure to adequately perform duties, willful misconduct, breach of fiduciary duty involving personal profit, willful violation of any law, rule or regulation, conviction of a felony or any material breach of the agreement. If the agreement is terminated for any other reason, including, without limitation, termination without cause by us, termination due to change of control and constructive termination, Mr. Gale will be entitled to receive an amount equal to his base salary for a 12-month period, payable in 12 equal monthly installments.

We do not have employment or other compensation agreements with any other of our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning stock options granted to the Named Executive Officers that are outstanding at December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c )	(e)	(f)

Roger I Gale	200,000	-	$0.31	1/6/2015
	850,000	-	$0.35	2/9/2015

Ronald W. Mink	1,667	-	$0.32	5/29/2013
	40,000	-	$0.32	5/29/2013
	500,000	-	$0.585	6/22/2014
	25,000	-	$0.38	2/10/2015

Richard D. Brounstein	24,038	-	$0.01	2/16/2008
	83,333	-	$0.32	2/16/2008
	25,000	-	$0.32	2/16/2008
	625,000	-	$0.32	2/16/2008
	1,500,000	-	$0.585	5/23/2008

Theodore R. Gwin	500,000		$0.03	2/1/2017

Jerrold D. Dotson	15,633	-	$0.32	5/29/2013
	40,000	-	$0.32	5/29/2013
	1,000,000	-	$0.585	6/22/2014

DIRECTOR COMPENSATION

We have no compensation arrangements with our directors. Directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board and committee meetings.

The following table sets forth compensation we awarded or paid to persons who served as our Directors during 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
(a)	(b)	(c )	(d)		(g)	(h)

Roger I. Gale	$-	$-	$-	(1)	$-	$-
John J. DiPietro	$-	$-	$190,879	(2)	$-	$190,879
Paul E. Freiman	$-	$-	$190,889	(3)	$-	$190,889
Adel Karas	$-	$-	$169,146	(4)	$-	$169,146
Julius R. Krevans, M.D.	$-	$-	$190,889	(5)	$-	$190,889
Maxim A. Soulimov	$-	$-	$190,586	(6)	$-	$190,586

(1) At December 31, 2007, Mr. Gale has outstanding options to purchase an aggregate of 1,050,000 shares of our common stock.
(2) At December 31, 2007, Mr. DiPietro has outstanding options to purchase an aggregate of 3,510,468 shares of our common stock.
(3) At December 31, 2007, Mr. Freiman has outstanding options to purchase an aggregate of 3,512,335 shares of our common stock.
(4) At December 31, 2007, Mr. Karas has outstanding options to purchase an aggregate of 3,000,000 shares of our common stock.
(5) At December 31, 2007, Dr. Krevans has outstanding options to purchase an aggregate of 3,510,668 shares of our common stock.
(6) At December 31, 2007, Mr. Soulimov has outstanding options to purchase an aggregate of 3,400,000 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth in the footnotes to this table, the following table sets forth information known to the Company with respect to the beneficial ownership of its common stock as of March 27, 2008 for (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each of the Company’s directors, (iii) each Named Executive Officer and (iv) all current directors and executive officers of the Company as a group.

5% Stockholders, Directors and Officers (1)	Shares Beneficially Owned	% of Total (2)
Marr Technologies BV (3)	125,869,985	29.77
Strawinskylaan 1431
1077XX, Amsterdam
The Netherlands
David Khidasheli (4)	75,000,000	18.13
Sheikh Zayed Road
Fairmont Building, # 3104
Dubai, United Arab Emirates
Mohamed Yousif Ahmed Saleh Sulaiman (5)	70,000,000	17.02
P.O. Box 19533
Sharjah, United Arab Emirates
Mohamed Ahmed (6)	55,000,000	13.77
P.O. Box 33280
Dubai, United Arab Emirates
Ahmed Abdalla Deemas Alsuwaidi (7)	50,000,000	12.60
P.O. Box 681
Sharjah, United Arab Emirates
SF Capital Partners Ltd. (8)	28,205,355	7.09
3600 South Lake Drive
St. Francis, WI 53235
Roger I. Gale (9)	25,206,411	6.56
Richard D. Brounstein (10)	11,872,756	2.95
606 Bella Vista Court
Fremont, CA 94539
John J. DiPietro (11)	2,010,711		*
Jerrold D. Dotson (12)	1,076,377		*
Paul E. Freiman (13)	2,010,335		*
Theodore R. Gwin (14)	500,000		*
Adel Karas (15)	1,550,000		*
Julius R. Krevans, M.D.(16)	2,011,135		*
Ronald L. Mink (17)	568,584		*
Maxim A. Soulimov (18)	1,900,000		*

All current directors and executive officers as a group (8 persons)	36,335,552	9.19

*	Represents beneficial ownership of less than 1%.

(1)
To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, 16290 S.W. Upper Boones Ferry Road, Portland, Oregon 97224.

(2)	Based on 370,721,020 shares outstanding as of March 27, 2008.

(3)
Based on holdings reported in Amendment No. 6 to Schedule 13D dated December 6, 2007 filed with the Commission on March 20, 2008 plus 441,360 shares issuable subject to a Secured 8% Convertible Note to be issued in payment of quarterly interest through April 3, 2008, which will be immediately convertible at $0.16 per share, plus 290,927 shares subject to accrued interest payable within 60 days on 7% Promissory Notes having an aggregate face value of $4,199,857.26 which Notes and accrued interest are immediately convertible at $0.16 per share. Marat Safin has voting and investment control over shares held by Marr Technologies BV.

(4)
Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 31, 2007. Includes 43,000,000 shares underlying warrants exercisable within 60 days of March 27, 2008.

(5)
Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on November 2, 2007. Includes 40,625,000 shares underlying warrants exercisable within 60 days of March 27, 2008.

(6)
Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 30, 2007. Includes 28,625,000 shares underlying warrants exercisable within 60 days of March 27, 2008.

(7)
Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 29, 2007. Includes 26,000,000 shares underlying warrants exercisable within 60 days of March 27, 2008.

(8)
Based on holdings reported in Amendment No. 5 to Schedule 13G dated December 31, 2007 filed with the Commission on February 14, 2008 plus shares underlying Secured 8% Convertible Notes issued or issuable in payment of interest through April 3, 2008 that are immediately convertible, or convertible within 60 days, at $0.30 per share. The Secured 8% Convertible Notes which are immediately convertible and the immediately exercisable warrants contain conversion caps that preclude SF Capital Partners Ltd. From utilizing its exercise rights within 60 days to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Securities Act) in excess of 9.999% of the Company’s common stock, giving effect to such exercise. Those conversion caps are currently not applicable. Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the shares owned by SF Capital Partners Ltd.

(9)
Includes 1,050,000 shares underlying options exercisable within 60 days of March 27, 2008 and 12,407,805 shares underlying warrants exercisable within 60 days of March 27, 2008. Marr Technologies BV, the beneficial owner of 125,869,985 shares of our Common stock, was granted the right to nominate two (2) mutually-agreeable candidates for appointment to our Board pursuant to an August 2003 agreement. Mr. Gale was nominated by Marr and subsequently appointed as a Director on November 15, 2004 upon the recommendation of the Nominating Committee and the approval of our Board. He has been re-elected as a director at each of the Annual Meetings of Stockholders since his appointment. Mr. Gale disclaims any direct or indirect beneficial ownership of shares held by Marr and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in shares held by Marr.

(10)	Includes 2,233,333 shares underlying options exercisable within 60 days of March 27, 2008 and 5,769,231 shares underlying warrants exercisable within 60 days of March 27, 2008.

(11)	Includes 2,010,468 shares underlying options exercisable within 60 days of March 27, 2008.

(12)	Includes 1,055,633 shares underlying options exercisable within 60 days of March 27, 2008.

(13)	Includes 2,012,335 shares underlying options exercisable within 60 days of March 27, 2008.

(14)	Includes 500,000 shares underlying options exercisable within 60 days of March 27, 2008.

(15)	Includes 1,500,000 shares underlying options exercisable within 60 days of March 27, 2008.

(16)	Includes 2,010,668 shares underlying options exercisable within 60 days of March 27, 2008.

(17)	Includes 566,667 shares underlying options exercisable within 60 days of March 27, 2008.

(18)
Includes 1,900,000 shares underlying options exercisable within 60 days of March 27, 2008. Marr Technologies BV, the beneficial owner of 125,869,985 shares of our Common stock, was granted the right to nominate two (2) mutually-agreeable candidates for appointment to our Board pursuant to an August 2003 agreement. Mr. Soulimov was nominated by Marr and subsequently appointed as a director on April 2, 2004 upon the recommendation of the Nominating Committee and the approval of our Board. He has been re-elected as a director at each of the Annual Meetings of Stockholders since his appointment. Mr. Soulimov disclaims any direct or indirect beneficial ownership of shares held by Marr and does not exercise any control nor does he take part in any investment decisions undertaken by Marr and does not have a direct or indirect pecuniary interest in shares held by Marr.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We entered into a Credit Facility Agreement in April 2005 with Marr, our largest stockholder. The Credit Facility Agreement was subsequently modified between 2005 and 2007, including an amendment in March 2007 to extend the maturity of the 7% Notes issued under the Credit Facility from April 3, 2007 to April 3, 2009 and an amendment in December 2007 granting a one-year conversion option at $0.16 per share for Notes and related accrued interest outstanding under the facility. At December 31, 2007, we have Promissory Notes in the face amount of $4,200,000 and accrued interest of $443,000 outstanding under the credit facility, which will be due on April 3, 2009 unless converted into shares of our common stock prior to the expiration of the conversion option in December 2008.

In March 2007 we also extended the due date of an aggregate of $4,983,000 of 8% Secured Convertible Notes, of which $3,223,000 were held by Marr, and all subsequent Notes issued in payment of quarterly interest from April 3, 2007 to April 3, 2009. Additionally, in December 2007, we granted Marr the right to convert any such Notes it holds at $0.16 per share, rather than $0.30 per share, for a one-year period. At December 31, 2007, Marr holds an aggregate of $3,422,000 of the 8% Secured Convertible Notes. We issued an additional 8% Secured Convertible Note to Marr in January 2008 in payment of quarterly interest.

During 2006 and 2007 we issued 8% Promissory Notes in the aggregate face amount of $96,300 to our Chief Executive Officer and received $100,000 as an advance from him for participation in a future equity financing. In 2007, we repaid $6,300 in cash and our Chief Executive Officer participated in the March 2007 Private Placement by applying the previously subscribed funds and canceling our obligation to repay notes and accrued but unpaid compensation under the Consulting Contract and the Employment Agreement owed to him, aggregating approximately $430,000, in return for issuance of stock and warrants on the same terms as those issued to the investors in the March 2007 Private Placement.

Another of our named executive officers participated in the March 2007 Private Placement by canceling our obligation to pay $200,000 of accrued but unpaid severance. The named executive officer was issued stock and warrants on the same terms as those issued to the investors in the March 2007 Private Placement.

On February 26, 2007, we issued a 12% secured promissory note to an employee in the face amount of $65,000. We used the proceeds of the note to purchase materials to produce our BED Incidence tests. We granted the employee a purchase money security interest in the tests produced. We repaid the note and accrued interest on May 18, 2007.

In July 2007, we entered into a 9-month lease with renewal options for office space in Geneva, Switzerland with a company controlled by one of the investors in the March 2007 Private Placement.

In October 2005, prior to our acquisition of our 51% equity interest in Beijing Marr, Beijing Marr received an unsecured, non-interest-bearing advance of approximately $1,880,000 from Beijing Mobix, an affilate of Marr and Marr Asia. The proceeds of the advance were used by Beijing Marr in the acquisition of its manufacturing facility and other assets. We have reflected this advance as a current liability in our Consolidated Balance Sheet at December 31, 2007.

In October 2005, Beijing Calypte received an unsecured, non-interest-bearing advance in the amount of $166,000 from Beijing Mobix. In November 2005, Beijing Calypte also received an unsecured, non-interest-bearing advance in the amount of $25,000 from its Executive Chairman. Beijing Calypte used each of these advances to fund its general corporate expenses. We have reflected these advances as current liabilities in our Consolidated Balance Sheet at December 31, 2007.

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

In connection with the aggregate $12.5 million investments by Marr Technologies BV during 2003, we signed a Memorandum Of Understanding to create a joint venture in China to market our current and future products. Additionally, the Nominating Committee of our Board of Directors agreed to grant Marr the right to nominate two mutually-agreeable representatives to our Board of Directors. During 2004, two directors initially nominated by Marr were added to our Board of Directors and remain as members of our Board.

In November 2003, the joint venture, Beijing Calypte Biomedical Technology Ltd., was formed. We own 51% of its stock.

Director Independence

The Board has determined that Messrs. DiPietro, Freiman, Karas and Krevans are independent under the rules of the American Stock Exchange and have no direct or indirect material relationships with us. In particular, the Board has determined that none of these directors have relationships that would cause them not to be independent under the specific criteria of Section 803(A)(2) of the American Stock Exchange Company Guide.

Item 14. Principal Accountant Fees and Services

Odenberg Ullakko Muranishi & Co. LLP (“OUM”) is the independent registered public accounting firm that audited our financial statements for the years ended December 31, 2007 and 2006. The Audit Committee of the Board of Directors first engaged OUM in December 2003. OUM performed audit and review services for 2007 and 2006. The aggregate fees billed during 2007 and 2006 for each of the following categories of services are set forth below:

	2007	2006
Audit fees	$203,085	$176,822
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

“Audit fees” include fees invoiced in 2007 and 2006 for the audits of our annual financial statements for 2007 and 2006; fees for the quarterly review of the statements for the quarters ended March 31, June 30, and September 30, 2007 and 2006, as well as fees for consultation regarding accounting issues and their impact on or presentation in our financial statements; and fees for the review of registration statements and the issuance of related consents. OUM provided no “Audit-related services” to us. “Tax fees” include tax planning and the preparation of the Company’s tax returns. OUM does not provide any tax or financial information systems design or implementation services to us.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a)  Certain Documents Filed as Part of the Form 10-K

1. The Company’s Consolidated Financial Statements are included on pages F-1 through F-45 of this Annual Report on Form 10-K.

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

10.172	Form of Subscription Agreement between the Company and the investors in the February 2007 PIPE financings, effective February 23, 2007 through March 27, 2007.

10.173	Form of Warrant between the Company and the investors in the February 2007 PIPE financings, effective February 23, 2007 through March 27, 2007.

10.174	Form of Subscription Agreement between the Company and the investors in the March 2007 PIPE financing, dated March 28, 2007.

10.175	Form of Registration Rights Agreement between the Company and the investors in the March 2007 PIPE financing, dated March 28, 2007.

10.176	Form of Series A Warrant between the Company and the investors in the March 2007 PIPE financing, dated March 28, 2007.

10.177	Form of Series B Warrant between the Company and the investors in the March 2007 PIPE financing, dated March 28, 2007.

10.178	Form of Amendment to 8% Secured Convertible Promissory Notes between the Company and SF Capital Partners Ltd. dated March 21, 2007, effective March 28, 2007.

10.179	Form of Sixth Amendment to 2005 Credit Facility between the Company and Marr Technologies BV dated March 21, 2007, effective March 28, 2007.

10.180	Form of Amendment to 8% Secured Convertible Promissory Notes between the Company and Marr Technologies BV dated March 21, 2007, effective March 28, 2007.

10.181	Form of Amendment to 8% Secured Convertible Promissory Notes between the Company and Morningtown Limited dated March 21, 2007, effective March 28, 2007.

10.182
Form of Amendment to Registration Right Agreement between the Company and the investors in the March 2007 private placement, effective July 7, 2007, incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form SB-2 on July 23, 2007 (File No. 333-144778).

10.183
Seventh Amendment to 2005 Credit Facility between the Company and Marr Technologies BV dated December 4, 2007, incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on December 10, 2007.

10.184
Amendment No. 3 to Secured 8% Convertible Promissory Notes between the Company and Marr Technologies BV dated December 4, 2007, incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on December 10, 2007.

10.185
Common Stock Purchase Agreement, dated as of January 16, 2008, by and between the Company and Fusion Capital Fund II, LLC. incorporated by reference from an exhibit filed with the Company’s.Current Report on Form 8-K on January 23, 2008.

10.186
Registration Rights Agreement, dated as of January 16, 2008, by and between the Company and Fusion Capital Fund II, LLC. incorporated by reference from an exhibit filed with the Company’s.Current Report on Form 8-K on January 23, 2008.

21.1
Subsidiaries of the Registrant; incorporated by reference from exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

23.1	Consent of Odenberg Ullakko Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page S-1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice President – Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^	Confidential treatment has been granted as to certain portions of this exhibit.

(b)	Reports on Form 8-K filed during the fourth quarter of 2007 and through March 27, 2008.

Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – filed November 26, 2007 – Announcing the departure of Richard D. Brounstein as Executive Vice President effective November 16, 2007.

Form 8-K regarding Item 1.01 Entry into a Material Definitive Agreement – filed December 10, 2007 – Announcing the amendment, effective December 4, 2007, of the 2005 Credit Facility Agreement between the Company and Marr Technologies BV (“Marr”), its largest stockholder, to grant conversion rights with respect to 7% Promissory Notes issued under the Facility and the Amendment, also effective December 4, 2007, of the Secured 8% Convertible Notes held by Marr to modify the conversion rights of those Notes.

Form 8-K regarding Item 7.01 Regulation FD Disclosure - filed December 13, 2007 - Announcing the results of the Company’s Annual Meeting of Stockholders held on December 6, 2007 and the prepared remarks of Mr. Roger Gale presented at the meeting and his responses to stockholder questions presented at the meeting and by e-mail prior to the meeting.

Form 8-K regarding Item 1.01 Entry into a Material Definitive Agreement – filed January 24, 2008 – Announcing the Company’s entry into a Purchase Agreement with Fusion Capital Fund II, LLC, effective January 16, 2008, including the Company’s press release dated January 23, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Calypte Biomedical Corporation

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Calypte Biomedical Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring operating losses and negative cash flows from operations, and management believes that the Company’s cash resources will not be sufficient to sustain its operations through 2008 without additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP
San Francisco, California
March 26, 2008

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$776	$372
Accounts receivable, net of allowance of $1 at December 31, 2007 and 2006	-	16
Inventory	520	264
Prepaid expenses	320	244
Other current assets	21	74
Total current assets	1,637	970

Property and equipment, net	3,095	1,359
Intangible assets, net of accumulated amortization of $436 and $218 at December 31,2007 and 2006, respectively	2,498	2,716
Deposit on China facility acquisition	-	2,001
Other assets	226	972
Total assets	$7,456	$8,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,976	$3,545
Advances from related parties	2,071	1,871
8% Notes payable to a related party	-	46
12% Convertible debentures payable	60	60
Anti-dilution obligation	32	-
Capital lease obligations – current portion	-	131
Total current liabilities	5,139	5,653

Deferred rent obligation	28	-
8% Convertible notes payable, net of discount of $1,283 and $1,144 at December 31, 2007 and 2006, respectively	4,007	3,739
7% Notes payable to a related party including accrued interest of $443 and $145 at December 31, 2007 and 2006, respectively, net of discount of $715 at December 31, 2007	3,928	4,202
Minority interest in consolidated joint ventures	69	766
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2007 and 2006; 100,000 shares issued and outstanding at December 31, 2007 and 2006; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,176	3,056
Total liabilities	16,347	17,416
Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at December 31, 2007 and 2006; 357,241,802 and 221,145,656 shares issued and outstanding as of December 31, 2007 and 2006, respectively	10,717	6,634
Common stock subscribed	-	100
Additional paid-in capital	156,202	151,511
Other comprehensive income	103	-
Accumulated deficit	(175,913)	(167,643)
Total stockholders’ deficit	(8,891)	(9,398)
Total liabilities and stockholders' deficit	$7,456	$8,018

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006

Revenues:
Product sales	$589	$547

Operating costs and expenses:
Cost of product sales	559	395
Research and development expenses	1,260	1,700
Selling, general and administrative expenses (non-cash of $1,500 and $606 in 2007 and 2006, respectively	6,409	4,322
Impairment of assets	1,528	-
Total operating expenses	9,756	6,417
Loss from operations	(9,167)	(5,870)

Interest expense, net (non-cash income of $59 in 2007 and non-cash expense of $(8,219) in 2006)	(235)	(8,500)

Minority interest in losses of consolidated joint ventures	1,206	517
Other income (expense), net	(72)	105

Loss before income taxes	(8,268)	(13,748)

Income taxes	(2)	(2)

Net loss	$(8,270)	$(13,750)

Net loss per share (basic and diluted)	$(0.03)	$(0.07)

Weighted average shares used to compute net loss per share (basic and diluted)	314,928	202,783

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2006 and 2007

(in thousands, except share data)

	Number of Common Shares	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2005	181,060,394	$5,432	$-	$141,310	$-	$(153,893)	$(7,151)

Shares issued upon exercise of employee options	141,112	4	-	14	-	-	18
Stock-based employee compensation	-	-	-	149	-	-	149
Shares issued in June 2006 PIPE	2,750,000	83	-	412	-	-	495
Shares issued upon cash exercise of re-priced warrants	1,719,583	52	-	206	-	-	258
Shares issued upon voluntary conversion of 8% convertible notes	9,848,048	295	-	2,659	-	-	2,954
Shares issued upon induced conversion of 8% convertible notes	6,396,306	192	-	767	-	-	959
Write-off of proportional share of note derivative liability upon conversion of 8% convertible notes and upon derivative expiration	-	-	-	1,994	-	-	1,994
Shares issued upon extinguishment of 7% promissory notes and related accrued interest	16,964,583	509	-	2,036	-	-	2,545
Charge for induced conversion of 8% convertible notes and extinguishment of 7% promissory notes	-	-	-	1,549	-	-	1,549
Shares issued as compensation to consultants and service providers	2,265,630	67	-	386	-	-	453
Fair value of warrants issued to consultants and mark to market adjustments	-	-	-	29	-	-	29
Common stock subscribed	-	-	100	-	-	-	100
Net loss and comprehensive loss	-	-	-	-	-	(13,750)	(13,750)

Balances at December 31, 2006	221,145,656	$6,634	$100	$151,511	$-	$(167,643)	$(9,398)

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)

Years Ended December 31, 2006 and 2007

(in thousands, except share data)

	Number of Common Shares	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2006	221,145,656	$6,634	$100	$151,511	$-	$(167,643)	(9,398)

Shares issued upon exercise of employee options	16,827	1	-	-	-	-	1
Stock-based employee and director compensation	-	-	-	999	-	-	999
Shares issued in February 2007 Private Placement (including anti-dilution shares)	4,326,924	130	-	138	-	-	268
Shares issued in March 2007 Private Placement, net of expenses	112,118,024	3,364	(100)	2,446	-	-	5,710
Shares issued upon exercise of warrants	14,482,292	434		657	-	-	1,091
Shares issued as compensation to employees, consultants and service providers	5,152,079	154	-	275	-	-	429
Fair value of options and warrants issued as severance and to consultants and and mark to market adjustments				56			56
Fair value of modification of 2006 Additional Warrants in conjunction with March 2007 private placement	-	-	-	29	-	-	29
Fair value of anti-dilution rights associated with February 2007 and March 2007 Private Placements	-	-	-	(2,357)	-	-	(2,357)
Fair value of modification of 8% Convertible Notes and 7% Credit Facility Notes in conjunction with March 2007 Private Placement	-	-	-	1,161	-	-	1,161
Fair value of modification of 8% Convertible Notes and gain on extinguishment of 7% Marr Credit Facility Notes in conjunction with December 2007 debt restructuring with Marr	-	-	-	1,287	-	-	1,287

Foreign currency translation	-	-	-	-	103	-	103
Net loss						(8,270)	(8,270)
Net comprehensive loss							(8,167)
Balances at December 31, 2007	357,241,802	$10,717	$-	$156,202	$103	$(175,913)	$(8,891)

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(8,270)	$(13,750)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	492	363
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts and deferred debt issuance costs	1,657	5,694
Extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from warrant re-pricing and exercise, and debt cancellation	-	1,549
Dividends on mandatorily redeemable Series A preferred stock	120	120
Anti-dilution obligation and note derivative liability	(2,281)	375
Extension of maturity of August 2006 Additional Warrants	29	-
Stock-based employee and director compensation expense	999	149
Fair market value of common stock, warrants and options granted for services	544	457
Loss on disposition of equipment	22	-
Impairment loss on intangible assets acquired with China manufacturing facility	1,528	-
Minority interest in joint venture losses	(1,206)	(517)
Changes in operating assets and liabilities:
Accounts receivable	16	37
Inventory	(256)	(117)
Prepaid expenses and other current assets	90	(20)
Deferred debt issuance costs and other assets	73	52
Accounts payable, accrued expenses and other current liabilities	327	2
Other non-current liabilities	27	100

Net cash used in operating activities	(6,089)	(5,506)
Cash flows from investing activities:
Consolidated joint venture, net cash acquired	-	799
Deposit on China manufacturing facility and related assets	-	(1,554)
Purchases of equipment and other fixed assets	(436)	(884)

Net cash used in investing activities	(436)	(1,639)
Cash flows from financing activities:
Proceeds from sale of stock, net of expenses	6,496	771
Proceeds from common stock subscriptions	-	100
Proceeds from notes issued to related parties	508	5,046
Repayment of notes issued to related parties	(321)	-
Investment in joint ventures by minority interest owner	510	1,282
Principal payment on capital lease obligations	(131)	(174)

Net cash provided by financing activities	7,062	7,025

Net increase (decrease) in cash and cash equivalents	537	(120)

Effect of foreign currency exchange rates on cash	(133)	-

Cash and cash equivalents at beginning of period	372	492

Cash and cash equivalents at end of period	$776	$372

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

Years ended December 31,
2007	2006
Supplemental disclosure of cash flow activities:
Cash paid for interest	$315	$284
Cash paid for income taxes	2	2

Supplemental disclosure of noncash activities:
Conversion of notes payable and accrued interest to common stock and proportional share of note derivative liability	92	6,477
Conversion of accrued interest into notes payable	407	544
Transfer of note derivative liability to equity	-	1,874
Common stock issued in payment of accrued compensation	438	-
Accrued liability for acquisition of Chinese manufacturing facility and related assets	327	-

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(1)    The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Prior to that date, our stock had traded on the American Stock Exchange under the symbol “HIV”. During the third quarter of 2007, we combined our research and development operations and our administrative offices in a facility in Portland, Oregon that also includes space for manufacturing operations. Prior to that, our administrative offices were located in Lake Oswego, Oregon, a suburb of Portland, near where our research and development operations were located. Through our 51%-owned joint ventures, we have manufacturing and marketing operations in Beijing, China. In the second quarter of 2007, we established a representative sales and marketing office in Dubai, United Arab Emirates and, in the third quarter of 2007, we established a similar office in Geneva, Switzerland.

Historically, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we refer to as our “Legacy Business.” In November 2005, we sold the Legacy Business to Maxim Biomedical, Inc.

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market. We have completed field trials or product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, this test has averaged 99.7% accuracy. We have obtained regulatory approvals in parts of Africa, Southeast Asia, the Middle East, Russia and, recently, in India, and we expect to expand our market reach on a steady basis.

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

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China. The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 20% of our outstanding stock. Through 2007, the operations of Beijing Calypte have been primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”). We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr, which continues to own the remaining 49% interest in Beijing Marr. Through the acquisition of Beijing Marr, we have acquired rights to manufacturing facilities necessary to manufacture our HIV-1/2 Rapid Test products in China. Beijing Marr has recently renovated the manufacturing facilities and is pursuing the necessary governmental approvals to begin production and sale of our HIV-1/2 rapid oral fluid (OMT) diagnostic test, which is currently being evaluated by the Chinese State Food and Drug Administration (“SFDA”). In the fourth quarter of 2007, the facility passed a quality system audit and obtained certification of its quality system to the international standard, ISO 13485:2003. We expect that this facility will also support the manufacturing of our products for export to other countries.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

For the year ended December 31, 2007, we incurred a net loss of $8.3 million and a negative cash flow of $6.1 million as a result of our operations. At December 31, 2007, we had a working capital deficit of $3.5 million and our stockholders’ deficit was $8.9 million. Our cash balance at December 31, 2007 was $0.8 million, which we do not believe is sufficient to enable us to fund our operations through the year 2008. If we are unable to obtain sufficient financing, we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  As described more completely in Note 19, Subsequent Events, we entered into an additional financing arrangement in January 2008 under which the investor is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period. Nevertheless, there can be no assurance that our current cash resources and financing arrangements are sufficient to allow us to fully attain our business milestones and achieve positive cash flow.

As described in Note 11, Stockholders’ Deficit, in March 2007, we received $5.2 million proceeds from the “March 2007 private placement” that funded our operations into the fourth quarter of 2007. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of additional near-term financing for us. We expected that a portion of these short-term warrants, in addition to other outstanding warrants that are now also in-the-money, would be exercised during 2007 and thereby provide us with additional and necessary funding. At December 31, 2007 investors in the March 2007 private placement had exercised an aggregate of 6,000,000 of the warrants exercisable at $0.08 per share and we had received $480,000 in proceeds. (Refer to Note 19, Subsequent Events, for a description of subsequent warrant exercises.) In the absence of the exercise of a significant portion of the warrants, our current cash resources and the financing arrangement we entered during the first quarter of 2008 may not allow us to fully attain our business milestones without interruption and we may need to seek additional financing or a strategic opportunity. We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. In March 2007, we extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009. At December 31, 2007, we owed an aggregate of $9,490,000 under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility. Additionally, refer to Note 8, Notes and Debentures Payable, for a description of a conversion option we granted to Marr in December 2007 with respect to its holdings of these securities. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future. Additionally, the presence of a significant number of unexercised in-the-money warrants may also unfavorably impact our ability to raise additional financing.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(2)     Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the results of operations of the Company, its wholly-owned subsidiary, Calypte, Inc., and its 51% ownerhip interests in both Beijing Calypte and Beijing Marr. We have eliminated all significant intercompany accounts and transactions in consolidation.

Foreign Currency Translation
The functional currency of our consolidated Chinese joint ventures is the local currency, the Chinese Yuan Renminbi. We translate the assets and liabilities of our foreign subsidiary to U.S. dollars at the rate of exchange in effect at the end of the reporting period. We translate revenues and expenses at the average rates of exchange for the accounting period. We report the effect of translation gains and losses as our only component of other comprehensive income in our Consolidated Statements of Stockholders’ Deficit.

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

Property and Equipment
Our property and equipment is stated at cost, net of accumulated depreciation. We depreciate our buildings, machinery and equipment, furniture and fixtures, and computer equipment using the straight line method over the estimated useful lives of the assets. We amortize land use rights related to property in China occupied by our Chinese joint venture over the life of the rights. We generally depreciate our assets as follows:

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Buildings	20-40 years
Land use rights	Life of use rights, 43 years
Leasehold improvements	3-7 years

Leasehold improvements and equipment under capital leases are amortized or depreciated over the shorter of the remaining lease term or the useful life of the equipment or improvement.

Impairment of Long-Lived Assets
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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Fair Value of Financial Instruments
Financial assets and short-term liabilities, with the exception of the convertible notes and debentures, have carrying values which approximate their fair values for all periods presented. The carrying amounts of cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest. The maturity amount of the convertible notes approximates fair value because of the relatively short period until the maturity of the notes. The face amount of the convertible notes is offset by discounts related to the unamortized portion of beneficial conversion and/or anti-dilution features, if any, embedded in the notes or discounts occuring as a result of modification of the notes. We record any related anti-dilution obligations and/or note derivative liabilities at their fair value at the end of each reporting period.

Revenue Recognition
We record revenues only upon the occurrence of all of the following conditions:

•	We have received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale).

•	The purchase price has been fixed, based on the terms of the purchase order.

•
We have delivered the product from our contract manufacturing plant to a common carrier acceptable to the purchaser. Our customary shipping terms are FOB shipping point. Because of the need for controlled conditions during shipment, we suggest, but leave to the purchaser’s discretion, acquiring insurance for the value of the shipment. If the purchaser elects to insure the shipment, the insurance is at the purchaser’s expense.

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

Income Taxes
We account for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for the financial reporting of income taxes. Under SFAS No. 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To date, we have no history of earnings. Therefore, our deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2007 and 2006.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48 (see Note 14, Income Taxes).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Stock-Based Compensation Expense
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective method. Under this method, we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes option valuation model) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements. During 2007 and 2006, we recorded stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R of $59,000 and $149,000, respectively, in selling, general and administrative expenses in our Statement of Operations. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.  Prior to adopting SFAS 123R, we accounted for share-based payments under APB 25 and, accordingly, generally recognized compensation expense related to employee stock options for only those options granted with intrinsic value and we accounted for forfeitures as they occurred.

We granted stock options to one employee during the third quarter of 2007 and to our non-employee directors in the fourth quarter of 2007, the first employee and director stock option grants since our adoption of SFAS 123R. We estimated the fair value of these grants, and expect to estimate the fair value of future grants, using the Black-Scholes option pricing model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  To date, we have generally estimated the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options. Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior. We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee and director stock-based awards granted in future periods.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Net Loss Per Share
We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are the same for the periods presented in these consolidated financial statements. Outstanding options and warrants for 232,129,542 shares and 64,951,878 shares were excluded from the computation of loss per share for the years ended December 31, 2007 and 2006, respectively, as their effect is anti-dilutive. The computation of loss per share also excludes 56,632,934 shares and 16,277,646 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and 7% Notes issued under the Marr Credit Facility for the years ended December 31, 2007 and 2006, respectively, as their effect is also anti-dilutive.

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

Comprehensive Loss
We report the effect of translation gains and losses related to our consolidated Chinese joint ventures as our only component of other comprehensive income in our Consolidated Statements of Stockholders’ deficit.

Segment and Geographic Information
SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires that we report segment information based on how our management internally evaluates the operating performance of our business units (segments). Our operations are currently confined to a single business segment, the development and sale of HIV diagnostics.

The following table summarizes our product sales revenues by product for the years ended December 31, 2007 and 2006 (in thousands):

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

	2007	2006
BED Incidence tests	$388	$241
Aware TM Rapid HIV diagnostic tests	201	306
Revenue from product sales	$589	$547

Sales to international customers accounted for approximately 81% and 88% of our revenues in 2007 and 2006, respectively. At December 31, 2007 approximately $394,000, or 76%, of our inventory and $2,848,000, or 92%, of our property and equipment, net, was held in international locations.

Three customers accounted for approximately 51% of our revenue for 2007. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our 2007 revenue. A second quarter purchase of our AwareTM HIV-1/2 oral fluid rapid tests by our Russian distributor accounted for 13% of our revenue for 2007. BED Incidence Test purchases by the CDC’s contract testing labs in New York accounted for 11% of our revenue for 2007. Purchases by three customers accounted for approximately 67% of our revenue during 2006. Our previous distributor for the Middle East purchased oral fluid OTC rapid tests representing approximately 51% of our revenues for 2006. Two customers purchasing the BED Incidence Test, the U.S. CDC’s incidence test contract lab, and the Chinese CDC accounted for approximately 9% and 7%, respectively, of revenues for 2006.

Reclassifications
Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which introduces changes in the accounting and report form business acquisitions and noncontrolling interest in a subsidiary. The changes introduced by SFAS 160 include reporting noncontrolling interest (previously referred to as minority interest) as part of equity in the consolidated financial statements; allocating losses to the noncontrolling interest even which such allocation might result in a deficit balance and reduce the loss allocated to the controlling interest; treating changes in ownership interests as equity transactions if control is maintained; and recognizing in earnings any gain or loss on the interest sold upon a loss of control, with the retained interest remeasured at fair value on the date control is lost. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact on our consolidated financial statements of adopting SFAS No. 160.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”), which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not believe that adopting EITF 07-03 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(3)    Inventory

Inventory as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$398	$189
Work-in-process	91	12
Finished goods	31	63
Total inventory	$520	$264

(4)    Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
Computer equipment	$379	$407
Machinery and equipment	738	596
Furniture and fixtures	79	13
Leasehold improvements	63	17
Buildings	773	575
Land use rights	1,710	-
Construction in process	114	284
	3,856	1,892
Accumulated depreciation	(761)	(533)
	$3,095	$1,359

We recognized depreciation and amortization of land use rights expenses of $273,000 and $145,000 for the years ended December 31, 2007 and 2006, respectively.

(5)    Intangible assets

During 2004 and 2005, we entered into various license agreements and similar arrangements under which we invested approximately $2,934,000 to acquire the technology and materials necessary for the commercialization of our rapid tests. These licenses provide us with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides used in our rapid tests. We recorded the license amount for each license agreement as an intangible asset. We began amortizing these intangible assets in 2006, when we began commercial sales of the products employing the licensed technology or materials. We recognized amortization expense of $218,000 in each of the years ended December 31, 2007 and 2006. Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006
(6)    Deposit on China Facility Acquisition

Beijing Marr was incorporated in August 2005 as an entity wholly owned by Marr Technologies Asia Limited. In October 2005, prior to the creation of our joint venture, Beijing Marr acquired a manufacturing facility, certain manufacturing certifications and product licenses, and other assets. At December 31, 2006 and through the third quarter of 2007, we reported the payments and/or deposits made by Beijing Marr in conjunction with the acquisition of these assets as a Deposit on China facility acquisition, pending final approval and acceptance of the transaction by various Chinese regulatory authorities. During the fourth quarter of 2007, the transaction closed and we allocated these payments to appropriate asset categories. We also evaluated them in conjunction with Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets and determined that certain of these assets would not be recoverable in the future as the result of changes in regulatory requirements, the expiration of certain certifications and our decision not to pursue the manufacture of certain products. Accordingly, in the fourth quarter of 2007, we recognized $1,528,000 in impairment expense attributable to these assets in the Consolidated Statements of Operations.

(7)    Accounts payable and accrued expenses

Accounts payable and accrued expenses as of December 31, 2007 and, 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
Trade accounts payable	$1,530	$1,519
Accrued royalties	65	60
Accrued salary, severance and vacation pay	50	349
Customer prepayments on purchases	90	162
Accrued interest	125	115
Accrued audit, legal and consulting expenses	276	630
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	145	251
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing operation	327	-
Other	138	229
Total accounts payable and accrued expenses	$2,976	$3,545

(8)     Notes and Debentures Payable

We issued 7% promissory notes to finance our operations during 2006 and 2007 and also issued 8% secured convertible notes in payment of quarterly interest on previously outstanding 8% notes in both years. The following tables summarize the note and debenture activity for the years ended December 31, 2006 and 2007 (in thousands).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

	Balance 12/31/05	Additions	Conversion to Equity	Cancellations	Balance 12/31/06	Discount at 12/31/06		Net Balance at 12/31/06

Current Notes and Debentures

8% Promissory Notes to related party -
Chief Executive Officer	$-	$46	$-	$-	$46		$-		$46

12% Convertible Debentures –
Mercator assignees - Logisticorp and Southwest Resources Preservation	$60	$-	$-	$-	$60		$-		$60

Non-current Notes Payable

8% Secured Convertible Notes –
April 4, 2005	$7,921	$-	$(2,573)	$(949)	$4,399	$		$
July 4, 2005 Interest	164	-	(96)	(2)	66
October 4, 2005 Interest	168	-	(98)	(2)	68
January 4, 2006 Interest	-	170	(99)	(2)	69
April 4, 2006 Interest	-	159	(89)	(2)	68
July 4 and 21, 2006 Interest	-	124	-	(2)	122
October 4, 2006 Interest	-	91	-	-	91

Total 8% Secured Convertible Notes	$8,253	$544	$(2,955)	$(959)	$4,883		$(1,144)		$3,739

7% Promissory Notes to related party-
2005 Credit Facility with Marr	$1,500	$5,000	$-	$(2,443)	$4,057		$-		$4,057

	Balance 12/31/06	Additions	Conversion to Equity	Repayments	Balance 12/31/07	Discount at 12/31/07	Net Balance at 12/31/07

Current Notes and Debentures

8% Promissory Notes to related party -
Chief Executive Officer	$46	$50	$(90)	$(6)	$-	$-	$-

12% Promissory Note to related party -
Employee	$-	$65	$-	$(65)	$-	$-	$-

12% Convertible Debentures –
Mercator assignees - Logisticorp and Southwest Resources Preservation	$60	$-	$-	$-	$60	$-	$60

Non-current Notes Payable

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	-	100	-	-	100
April 3, 2007 Interest	-	99	-	-	99
July 3, 2007 Interest	-	102	-	-	102
October 3, 2007 Interest	-	106	-	-	106

Total 8% Secured Convertible Notes	$4,883	$407	$-	$-	$5,290	$(1,283)	$4,007

7% Promissory Notes to related party -
2005 Credit Facility with Marr	$4,057	$393	$-	$(250)	$4,200	$(715)	$3,485

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

8% Notes to a related party
On November 10 and November 30, 2006, we issued 8% promissory notes to our Chief Executive Officer in the face amount of $6,300 and $40,000, respectively. The notes were due six months from their date of issuance, on May 10, 2007 and May 31, 2007, respectively. On February 6, 2007, we issued an additional 8% promissory note in the face amount of $50,000 to our Chief Executive Officer. This note was payable in full on March 31, 2007. Interest on each of the notes was payable in cash at maturity. We used the proceeds of the notes for general corporate purposes. On March 28, 2007, our Chief Executive Officer cancelled our obligation to repay the November 30, 2006 and February 6, 2007 notes and the related accrued interest in conjunction with his participation in the March 2007 Private Placement described in Note 11, Stockholders’ Deficit. We repaid the November 10, 2006 note in cash on March 30, 2007.

12% Note to a related party
On February 26, 2007, we issued a 12% secured promissory note in the face amount of $65,000 to an employee. We used the proceeds of the note to purchase materials to produce our BED Incidence tests. We granted the employee a purchase money security interest in the tests produced. We repaid the note and accrued interest on May 18, 2007.

12% Convertible Debentures
On October 2, 2003, we issued the final $130,000 tranche of two-year debentures under a $2 million September 2002 12% convertible debenture commitment to four assignees of Mercator Momentum Fund and received net proceeds of $130,000. During October 2003, two of these investors converted $70,000 of principal of these debentures at a price of $0.59 per share and we issued approximately 118,400 shares of our common stock. At December 31, 2006 and 2007, two debentures having an aggregate face value of $60,000 remained outstanding. We have not issued any shares with respect to these debentures. See Notes 18 and 19, Commitments and Contingencies and Subsequent Events, respectively, regarding a lawsuit brought against us by the two holders of these debentures.

8% Secured Convertible Notes
On April 4, 2005, we concluded a private placement (the “April 2005 Placement”) to five institutional investors (the “2005 Investors”) of $8,000,000 of Secured 8% Convertible Notes originally due April 3, 2007 (the “Notes”). The Notes are convertible at $0.30 per share (the “Conversion Price”) into shares of our common stock. The Conversion Price of the Notes was subject to anti-dilution adjustments had we issued common stock or common stock equivalents for a price less than the Conversion Price prior to April 4, 2006, when the anti-dilution provisions expired. We also issued to the 2005 Investors Series A common stock purchase warrants (the “2005 Series A Warrants”) and Series B common stock purchase warrants (the “2005 Series B Warrants), each exercisable after October 4, 2005 and expiring on April 3, 2010. The 2005 Series A Warrants are exercisable to purchase 26,666,667 shares of our common stock, initially at $0.325 per share and the 2005 Series B Warrants are exercisable to purchase 12,000,000 shares of our common stock, initially at $0.325 per share. The 2005 Series A Warrants provided for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof had we issued common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants prior to April 4, 2006. We also issued Notes in the face amount of $97,500 and related 2005 Series A Warrants and 2005 Series B Warrants as compensation to a placement agent in connection with the April 2005 Placement. Between September 2005 and April 2006, certain of the 2005 Investors converted approximately $3,132,000 of the 8% Convertible Notes into approximately 10.4 million shares of our common stock. During July 2006, we offered to amend to $0.15 per share the exercise price of the 2005 Series A Warrants and the 2005 Series B Warrants and other warrants issued in conjunction with certain of our previous financing arrangements for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006 (the “2006 Warrant Re-pricing”). Certain of the warrant holders exercised their warrants to purchase an aggregate of approximately 6,396,000 shares at the reduced price and, in lieu of paying us cash, cancelled our obligation to repay an aggregate of $959,000 of the 8% Convertible Notes.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing additional Notes maturing on April 3, 2007. From July 2005 through October 2006, we issued additional 8% Convertible Notes in an aggregate face amount of $866,000 in payment of quarterly interest (the “Interest Notes”). The Interest Notes issued through October 2006 were convertible into an aggregate of 2.9 million shares of our common stock at the Conversion Price. Effective January 4, 2007, we issued an aggregate of approximately $100,000 of Secured 8% Convertible Notes that are convertible into approximately 333,000 shares of our common stock at the Conversion Price in payment of quarterly interest (the “January 2007 Interest Notes”) on the then-outstanding principal balance of approximately $4.9 million of the Notes issued on April 4, 2005 plus the subsequent Interest Notes. The January 2007 Interest Notes have the same terms and conditions, excluding anti-dilution provisions, as the Notes issued on April 4, 2005. See Extension of Note Maturity Dates below. Effective April 3, 2007, we issued an aggregate of approximately $99,000 of Secured 8% Convertible Notes that are convertible into approximately 329,000 shares of our common stock at the Conversion Price in payment of quarterly interest (the “April 2007 Interest Notes”) on the aggregate of the then-outstanding principal balance of approximately $5.0 million of the April 4, 2005 Notes and the subsequent quarterly interest notes. The April 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, all of which are now due on April 3, 2009, except that they do not have anti-dilution provisions. Effective July 3, 2007, we issued an aggregate of approximately $102,000 of Secured 8% Convertible Notes that are convertible into approximately 343,000 shares of our common stock at the Conversion Price in payment of quarterly interest (the “July 2007 Interest Notes”) on the aggregate of the then-outstanding principal balance of $5.1 million of the April 4, 2005 Notes and the related quarterly interest notes. With the exception of the $66,000 Secured 8% Convertible Note issued to Marr, the July 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. Effective October 3, 2007, when the market price of our common stock was $0.21 per share, we issued an aggregate of approximately $106,000 of Secured 8% Convertible Notes that are convertible into approximately 353,000 shares of our comon stock at the Conversion Price in payment of quarterly interest (the “October 2007 Interest Notes”) on the aggregate of the then-outstanding principal balance of $5.2 million of the April 4, 2005 Notes and the related quarterly interest notes. With the exception of the $69,000 Secured 8% Convertible Note issued to Marr, the October 2007 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. Effective July 3, 2007, we entered into an Amendment Agreement with Marr which permits us to issue Secured 8% Convertible Notes to Marr in payment of quarterly interest due on and after July 3, 2007 which do not have registered shares of our common stock underlying the Notes. There are no registered shares of our common stock underlying the interest notes issued to Marr on July 3, 2007 or October 3, 2007. We have not issued warrants in conjunction with any Interest Notes. Refer to Note 19, Subsequent Events, for information regarding additional notes issued in payment of interest in January 2008.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

The April 2006 Interest Notes were issued on April 4, 2006 when the market price of our common stock was $0.22 per share. The July 2006 Interest Notes were issued on July 4, 2006 when the market price of our common stock was $0.20 per share. The October 2006 Interest Notes were issued on October 4, 2006 when the market price of our common stock was $0.095 per share. The January 2007 Interest Notes were issued on January 4, 2007 when the market price of our common stock was $0.074 per share. The April 2007 Interest Notes were issued on April 3, 2007 when the market price of our common stock was $0.067 per share. The July 2007 Interest Notes were issued on July 3, 2007 when the market price of our common stock was $0.082 per share. The October 2007 Interest Notes were issued on October 3, 2007 when the market price of our common stock was $0.21 per share. Accordingly, there was no beneficial conversion feature associated with the issuance of any of these notes. Further, the April 2006 and subsequent Interest Notes did not include anti-dilution provisions with respect to the issuance of additional equity instruments that the Company might issue in the future and, therefore, did not contain an embedded derivative requiring separate valuation or accounting treatment.

The effective interest rate on the interest notes issued between July 2005 and October 2007 ranged from approximately 8% to 48% based on the stated interest rate, the amount of discount and the term of the notes.

Effective February 22, 2006, we and Marr agreed to extend the period in which we might issue promissory notes under the 2005 Credit Facility until July 31, 2006. Based on that modification to the Credit Facility, we determined that we would intentionally not complete an additional round of financing prior to the April 3, 2006 expiration of the anti-dilution provisions of the Notes and the applicable Interest Notes. Accordingly, we valued the derivatives attributable to the April 4, 2005 Notes and the Interest Notes at February 22, 2006, when the market price of our common stock was $0.21 per share, and reclassified the note derivative liability of $1,874,000 to equity, since it was determined that no anti-dilution shares would be issued and all other shares issuable upon conversion of the Notes and the Interest Notes had been registered for resale.

At April 4, 2005, we allocated the Note proceeds attributable to the fair value of the derivative described above to the derivative liability. In accordance with the provisions of EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we allocated the remaining Note proceeds of approximately $2,670,000 between the fair value of the Notes (determined without consideration of any anti-dilution or conversion features) and the fair value of the Series A Warrants and the Series B Warrants. The relative fair value of the Series A Warrants and Series B Warrants at April 4, 2005 was approximately $1,773,000, which we recorded as an additional discount to the Notes, with a corresponding credit to additional paid-in capital. The one-year anti-dilution provision contained in the Series A Warrants potentially reduced the exercise price but did not increase the number of shares issuable to the warrant holders. Accordingly, the Series A Warrants did not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Furthermore, we determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19. The aggregate amount of the discount to the Notes at April 4, 2005 was approximately $7,103,000, which we amortized to interest expense between April 2005 and March 2007 using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes. The effective interest rate on the Notes was approximately 144% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term. Upon conversion or cancellation of any portion of the Notes or the Interest Notes, we wrote off the proportional share of the remaining unamortized discount to interest expense. See Extension of Note Maturity Dates and Modification of Conversion Terms of 2005 Credit Facility Notes and 8% Convertible Notes with Marr below and Note 11, Stockholders Deficit.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

On November 30, 2005, we agreed with Marr to amend the 2005 Credit Facility to extend the term under which we might issue promissory notes from December 31, 2005 until April 3, 2006. The interest rate for promissory notes issued under the amendment was lowered to 7% per annum from 9% per annum. The term of any promissory notes issued under the amendment was extended so that such promissory notes would become due on April 3, 2007, instead of the later of twelve months from the issuance date or May 31, 2006. The issuance of promissory notes under the terms of the amendment required approval by a majority of a quorum of our Board of Directors, instead of the entire Board of Directors. We granted Marr a security interest in our assets, up to an aggregate maximum of $6,000,000, to secure the repayment of monies borrowed under the terms of the amended agreement. We were permitted to use the proceeds from the issuance of promissory notes under the amended agreement for general corporate purposes, including investments in our international subsidiaries or joint ventures. At December 31, 2005, we had issued Promissory Notes totaling $1,500,000 under the amended terms of the 2005 Credit Facility.

On January 19, 2006, we issued a $1,500,000 promissory note to Marr under the amended terms of the 2005 Credit Facility. Effective on February 22, 2006, we agreed with Marr to extend the period during which we could issue promissory notes under the 2005 Credit Facility through July 31, 2006. On February 23, 2006, March 31, 2006, April 27, 2006 and May 29, 2006 we issued promissory notes to Marr, each in the face amount of $500,000, for an aggregate of $2,000,000. Effective on July 26, 2006, we agreed with Marr to further extend the period during which we could issue promissory notes under the 2005 Credit Facility through August 31, 2006. We advised Marr of our intent to issue a Note in the face amount of $500,000 prior to August 31, 2006, and the Note was funded on September 20, 2006. Each promissory note bears interest at a rate of 7% per annum and was payable in full in accordance with its terms on April 3, 2007. See Extension of Note Maturity Dates below. The effective interest rate on each of these notes approximated the 7% stated rate.

As described more completely in Note 11, Stockholders’ Deficit, during July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with our May and July 2004 Private Placements, our April 2005 8% Convertible Notes and our Credit Facility Agreement with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. Marr exercised its warrants to purchase an aggregate of approximately 16,965,000 shares of our common stock. In lieu of paying us cash, Marr cancelled our obligation to repay an aggregate of $2,443,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility and $102,000 of accrued interest on the 7% Promissory Notes. We accounted for the Warrant Re-pricing and exercise, and the related cancellation of the 7% Promissory Notes, as a debt extinguishment in accordance with Accounting Principles Board Opinion No. 26 “Early Extinguishment of Debt” and, accordingly, we recognized non-cash interest expense of approximately $869,000 related to the excess of the fair value of the stock and additional warrants issued in the Warrant Re-pricing compared to the carrying value of the 7% Promissory Notes cancelled.

Effective on December 22, 2006, we agreed with Marr to further extend the period during which we could issue promissory notes under the 2005 Credit Facility through December 29, 2006. We issued a promissory note to Marr in the face amount of $1,000,000 on December 22, 2006. The promissory note bears interest at a rate of 7% per annum and was payable in full on April 3, 2007. See Extension of Note Maturity Dates below. The effective interest rate on this promissory note approximated the 7% stated rate.

On February 7, 2007, we agreed with Marr to further amend the terms of the 2005 Marr Credit Facility to extend the period during which we might issue promissory notes under the facility and to reduce the minimum size of notes issuable under the facility. On February 7, 2007, we issued a promissory note in the face amount of $142,800 to Marr, the proceeds of which we used to make a capital contribution to Beijing Marr. On February 23, 2007 and on March 7, 2007, we issued additional promissory notes to Marr in the face amount of $100,000 and $150,000, respectively, the proceeds of which we used for general corporate purposes. Each promissory note bears interest at a rate of 7% per annum. The February 7, 2007 note was payable in full on April 3, 2007 and the two later notes were payable on the earlier of five days following our completion of an equity financing transaction of at least $3,000,000, or April 3, 2007. We repaid the February 23, 2007 and March 7, 2007 notes in cash on March 30, 2007. The initial effective interest rate on the 7% notes issued under the 2005 Marr Credit Facility in February and March 2007 approximated the stated rate because there were no discounts or deferred offering costs associated with the notes. See Extension of Note Maturity Dates below and Note 11, Stockholders Deficit.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Extension of Note Maturity Dates (the “March 2007 Debt Restructuring”)
Effective March 28, 2007, when the market price of our common stock was $0.063, we entered into agreements with the three holders of our outstanding Secured 8% Convertible Notes and with Marr to extend the due dates of an aggregate of $4,983,000 of Secured 8% Convertible Notes and related Interest Notes and $4,200,000 of 7% Promissory Notes issued under the 2005 Credit Facility prior to February 23, 2007 (the “7% Credit Facility Notes”) from April 3, 2007 until April 3, 2009. In conjunction with the extension of the note maturity dates, we agreed to re-price an aggregate of approximately 31 million of the investors’ outstanding warrants under a formula of 40% of their total outstanding warrants re-priced to $0.03 per share and 60% re-priced to $0.10 per share. The warrants had original exercise prices of $0.325 and $0.25 per share. We also eliminated the piggyback registration rights originally granted with respect to the Additional Warrants issued in connection with the 2006 Warrant Re-pricing to current holders of our Secured 8% Convertible Notes and to Marr and extended the term of those warrants from August 3, 2007 until April 3, 2009. Refer to Note 11, Stockholders’ Deficit, for information regarding extending the term of the remaining Additional Warrants.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

In accordance with the provisions of SFAS 15 applicable to the 8% Convertible Notes, we have accounted for the modification as a troubled debt restructuring on a prospective basis. We have recorded a discount to the 8% Convertible Notes equal to the allocated incremental fair value of the re-priced and extended warrants plus the fair value of the extended conversion feature with a corresponding credit to additional paid-in capital. We are amortizing the discount as non-cash interest expense over the remaining two-year term of the 8% Convertible Notes using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivables and Payables. The effective interest rate of the extended 8% Convertible Notes is 19.98%.

Because the extension of the maturity of the 7% Credit Facility Notes is not within the provisions of SFAS 15, as determined by our EITF 02-4 analysis, we subsequently evaluated the modification of the 7% Credit Facility Notes in accordance with the provisions of EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), and EITF Issue 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments. In accordance with the provisions of EITF 96-19, we determined that the extension of the maturity date should be treated as a modification to the debt on a prospective basis. Accordingly, we recorded a discount to the 7% Credit Facility Notes equal to the $206,000 allocated incremental fair value of the re-priced and extended warrants with a corresponding credit to additional paid-in capital. We are amortizing the discount as non-cash interest expense over the remaining two-year term of the 7% Credit Facility Notes using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivables and Payables. The effective interest rate of the extended 7% Credit Facility Notes is 8.85%.

Modification of Conversion Terms of 2005 Credit Facility Notes and 8% Convertible Notes with Marr (the “December 2007 Restructuring with Marr”)

On December 4, 2007, we agreed with Marr to further amend the 2005 Credit Facility Agreement to give Marr the option to convert (the “Credit Facility Conversion Option”), for a one year period commencing on December 4, 2007 and ending on December 3, 2008 (the “Term”), all or any portion of the principal amount and accrued interest of the 7% promissory notes issued under the 2005 Credit Facility and outstanding during the Term into shares of our common stock at the conversion price of $0.16 per share.

Also on December 4, 2007, we entered into an amendment to the Secured 8% Convertible Promissory Notes (the “8% Notes Amendment”) with Marr to reduce the Conversion Price of the 8% convertible notes issued to Marr on April 4, 2005 and all subsequent Notes issued, and to be issued, to Marr thereafter for the payment of interest on the Notes from $0.30 per share to $0.16 per share of common stock, for the Term described above.

We granted Marr the Credit Facility Conversion Option and the 8% Notes Amendment in consideration for Marr’s immediate exercise of all Marr’s outstanding warrants to purchase shares of our common stock. Marr exercised warrants to purchase an aggregate of 8,482,292 shares of our common stock and we received cash proceeds of $611,000. If not converted into shares of our common stock during the Term, the principal balance and accrued interest of the 7% promissory notes issued under the 2005 Credit Facility Agreement will be due and payable on April 3, 2009. If not converted into shares of our common stock during the Term, the 8% Notes and related accrued interest may be converted into shares of the Registrant’s common stock at a conversion price of $0.30 per share until April 3, 2009, at which time they will become due and payable.

We again evaluated the modification of the conversion terms for both the 8% Convertible Notes issued to Marr and the 7% Credit Facility Notes in accordance with the provisions of EITF 02-4. In accordance with the provisions of EITF 02-4 and EITF 96-19, because the December 2007 Restructuring with Marr occurred within one year of the March 2007 Debt Restructuring, we were required to conduct the evaluation of the December 2007 Restructuring with Marr with respect to the terms of the notes that existed prior to the extension of their maturities in March 2007. As in our previous evaluation of the March 2007 Debt Restructuring, we determined that the conversion price modification with respect to the Secured 8% Convertible Notes was within the scope of SFAS 15, but that the modification with respect to the 7% Credit Facility Notes was not within the scope of SFAS 15.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

In conducting this evaluation of the 8% Convertible Notes issued to Marr, we allocated to these notes the proportion of the note modification discounts determined in the March 2007 Debt Restructuring analyses attributable to the face amount of 8% Convertible Notes held by Marr. We also calculated the fair value of the reduced conversion price of the Secured 8% Convertible Notes held by Marr as approximately $662,000 by valuing the conversion feature before and after the modification using the Black-Scholes option pricing model and the following assumptions:

	Before	After
	Modification	Modification

Market price at 12/4/07	$0.125	$0.125
Exercise Price	$0.300	$0.160
Term (Years)	1	1
Volatility	107.72%	107.72%
Interest Rate	3.11%	3.11%
Expected dividend rate	0.00%	0.00%
Number of shares (a)	11,407,058	21,388,234

Option value per share	$0.0233	$0.0434

(a) based on $3,422,177.46 (outstanding balance at December 4, 2007) divided by exercise price

In accordance with the provisions of SFAS 15 applicable to the 8% Convertible Notes held by Marr, we have accounted for the reduction of the conversion price as a troubled debt restructuring on a prospective basis. We have recorded a discount to the 8% Convertible Notes held by Marr equal to the allocated incremental fair value of the re-priced and extended warrants plus the fair value of the extended conversion feature arising from the March 2007 Debt Restructuring plus the fair value of the reduced conversion price determined in the December 2007 Restructuring with Marr with a corresponding credit to additional paid-in capital. We are amortizing the discount as non-cash interest expense over the remaining term of the 8% Convertible Notes held by Marr using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivables and Payables. The effective interest rate of the restructured 8% Convertible Notes held by Marr is 28.10%.

Because the extension of the maturity of the 7% Credit Facility Notes is not within the provisions of SFAS 15, as determined by our EITF 02-4 analysis, we subsequently evaluated the modification of the 7% Credit Facility Notes in accordance with the provisions of EITF 96-19 and EITF Issue 06-6. Additionally, we determined the fair value of the conversion feature value as approximately $1,252,000 using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 3.11%; expected dividend rate of 0.00%; volatility of 107.72%; and expected term of 1.00 years. We determined that the addition of the conversion feature to the 7% Credit Facility Notes was substantive at the date of the modification in accordance with the provisions of EITF Issue 05-1, Accounting for the Conversion of an Instrument that Became Convertible upon the Issuer’s Exercise of a Call Option. In accordance with the provisions of EITF 96-19, the addition of a substantive conversion feature is to be accounted for as a debt extinguishment, and the new debt instrument should be initially recorded at fair value and that amount should be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.

To determine the fair value of the restructured debt, we considered the effective interest rates at the inception of our borrowings since late 2003, including the 8% Convertible Notes and the 7% Credit Facility Notes. We determined, comparing the effective rate of our previous borrowings and our current risk profile, that 65% was an appropriate discount rate for determining the present value of the cash flows and the fair value of the restructured debt. Accordingly, we determined that the fair value of the restructured 7% Credit Facility Notes was approximately $3,829,000, including the fair value of approximately $1,252,000 of the new conversion feature, as noted above. Considering the carrying value of the 7% credit facility notes, including the discount determined in the March 2007 Debt Restructuring and the related accrued interest, we recognized a gain of approximately $625,000 on the extinguishment, which we have treated as an additional discount to the notes. Because the restructuring was with Marr, our largest stockholder and a related party, the extinguishment gain has been recorded as a credit to additional paid-in capital rather than in earnings. The effective interest rate on the restructured 7% Credit Facility Notes is 20.46%.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Interest expense
The following table summarizes the components of net interest income and (expense) for the years ended December 31, 2007 and 2006 related to the notes and debentures described above and other financing instruments reported in the Consolidated Statements of Operations (in thousands).

	Year ended December 31,
	2007	2006

Interest expense on debt instruments paid or payable in cash	$(315)	$(284)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(416)	(481)
Amortization and proportional write-off upon conversion of 8% convertible note discounts and deferred offering costs through original maturity date	(1,208)	(5,694)
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and Marr Credit Facility notes	(449)	-
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March 2007 financings	2,281	-
Expense attributable to extension of maturity of August 2006 Additional Warrants	(29)	-
Mark to market adjustment of derivative and anti-dilution obligations arising from the April 2005 financing	-	(375)
Expense attributable to extinguishment of 7% Promissory Notes and induced conversion of 8% Convertible Notes resulting from warrant re-pricing and exercise, and debt cancellation		(1,549)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(120)	(120)

Total non-cash items	59	(8,219)

Total interest expense	(256)	(8,503)

Interest income	21	3

Net interest expense	$(235)	$(8,500)

(9) Lease Commitments

Capital Leases
During 2004, we entered into a 36-month capital lease secured by machinery and equipment located at our former Rockville, Maryland location and having an agreed fair value of $500,000. The lease agreement carried an effective interest rate of approximately 18% per annum. In conjunction with the sale of our Legacy Business, we sold all of the assets subject to the capital lease to Maxim, but remained liable for its payment obligation under the lease, for which the monthly payments were reimbursed by Maxim. At the time of the sale of the Legacy Business, we recorded a non-current asset for the fair value of the aggregate lease payments receivable from Maxim. We reduced the amount of the non-current asset upon receipt of payments from Maxim. We satisfied the lease obligation during 2007 and have not entered into any other capital lease arrangements.

Operating Leases
During 2006 and through August 2007, we rented our Lake Oswego, Oregon administrative offices under a month-to-month agreement. We also leased office and research laboratory space in Vancouver, Washington under a month-to-month agreement. In September 2007, we entered into a 63-month lease agreement for office, laboratory and manufacturing space in Portland, Oregon and terminated the Lake Oswego and Vancouver arrangements. In June 2007, we entered into a 19-month lease for office space in Dubai, United Arab Emirates. In July 2007, we entered into a 9-month lease, with an annual renewal option, for office space in Geneva, Switzerland. Our consolidated Chinese joint ventures rent office space, management housing, and vehicles under month-to-month arrangements. We previously leased manufacturing space in Rockville, Maryland under two operating subleases. In connection with the sale of the Legacy Business, we entered into a sublease agreement with Maxim under which Maxim has assumed our obligations under the Rockville premises subleases. In March 2004, we entered into a new lease agreement with the primary landlord of the manufacturing facility in Rockville that extended the lease of the premises through February 28, 2009, or 28 months beyond the expiration of the original sublease. Additionally, the new lease provided for tenant improvements to be made in connection with our consolidation of our manufacturing operations at this facility in the amount of approximately $250,000. Prior to the August 2005 relocation of our administrative offices to Lake Oswego, Oregon, we leased office space in Pleasanton, California beginning in July 2004 under a noncancelable operating lease which expired in June 2007. In October 2005, we entered into a sublease of the Pleasanton office space that continued through the expiration of the lease.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Net rent expense under these leases was $309,000 and $195,000 for the years ended December 31, 2007 and 2006, respectively. Future minimum rental payments under all noncancelable operating leases, including the Rockville subleases, as of December 31, 2007 were (in thousands):

	Gross Payments	Sublease Payments	Net Rental Payments
Year ended December 31,
2008	$783	$(574)	$209
2009	242	(96)	146
2010	150	-	150
2011	154	-	154
2012	145	-	145
Thereafter	-	-	-

Total	$1,474	$(670)	$804

(10) Mandatorily Redeemable Preferred Stock

At the time of our original incorporation, we issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock. We are required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which we attain $3,000,000 in retained earnings, and funds are legally available. Based on losses accumulated through December 31, 2007, we must achieve approximately $179,000,000 in future earnings before any repayment is required. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum. Through June 30, 2003, we had charged cumulative preferred dividends totaling $1,636,000 to stockholders’ deficit to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock. Since that date, we have charged the preferred dividends to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value. During each of the years ended December 31, 2007 and 2006, we charged preferred dividends totaling $120,000 to interest expense with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, we eliminated the Series A preferred stock from our articles of incorporation upon our reincorporation in Delaware in June 1996. However, we subsequently chose not to redeem the Series A preferred stock and as of December 31, 2007 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(11) Stockholders’ Deficit

June 2006 Subscription Agreements
In June 2006, we entered into subscription agreements with two accredited investors pursuant to which the investors agreed to purchase an aggregate of 16,666,666 shares of our common stock at a price of $0.18 per share, for an aggregate of $3,000,000, in private placement transactions pursuant to Regulation S of the Securities Act of 1933, as amended. On July 25, 2006, we received cash of $495,000 from one of the investors and issued 2,750,000 shares of our common stock. We granted piggyback registration rights with respect to the shares issued and issuable under the Subscription Agreements, but we have not filed a registration statement including such shares, which are now eligible for resale by the investors under the terms of Securities and Exchange Commission Rule 144.

Repricing and exercise of Warrants, Settlement of Notes (the “2006 Warrant Re-pricing”)
During July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with the 2004 PIPEs, the April 2005 8% Convertible Notes and the 2005 Credit Facility with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006. We also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the “Additional Warrants”), equal in amount to 50% of the warrants exercised. On July 21, 2006, when the market price of our common stock was $0.19 per share, warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our common stock at the reduced exercise price. Certain of the warrant holders exercised their warrants and, in lieu of paying us cash, cancelled our obligation to repay an aggregate of $959,000 of our 8% Convertible Notes and $2,443,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility and $102,000 of accrued interest on the 7% Promissory Notes. We also received approximately $258,000 in cash proceeds from the exercises. The warrant holders who exercised the re-priced warrants received Additional Warrants to purchase an aggregate of approximately 12,540,000 shares of our common stock. We issued the Additional Warrants on August 3, 2006 and they became exercisable 6 months after their issuance, on February 3, 2007, and have a term of one year after issuance. We granted piggyback registration rights for the shares underlying the Additional Warrants. As indicated in Note 8, Notes and Debentures Payable, we recognized an aggregate of $1,549,000 in non-cash interest expense related to the warrant re-pricing and exercise and debt cancellation. Marr exercised all of its outstanding re-priced warrants and purchased approximately 16,965,000 shares of our common stock.

As described in Note 8, Notes and Debentures Payable, in March 2007 in conjunction with the March 2007 Debt Restructuring, we agreed to re-price the outstanding warrants held by the holders of our Secured 8% Convertible Notes and 7% Credit Facility Notes under a formula of 40% of their total outstanding warrants re-priced to $0.03 per share and 60% re-priced to $0.10 per share. The warrants had original exercise prices of $0.325 and $0.25 per share. We also eliminated the piggyback registration rights originally granted with respect to the Additional Warrants issued in August 2006 to current holders of our Secured 8% Convertible Notes and to Marr and extended the maturity of those warrants from August 3, 2007 until April 3, 2009.

Effective April 20, 2007, when the market price of our common stock was $0.079 per share, we entered into amendment agreements with the holders of Additional Warrants issued in connection with the 2006 Warrant Re-pricing who are not also holders of our 8% Secured Convertible Notes or our 7% Notes issued under the 2005 Marr Credit Facility. Under the terms of these agreements, in return for the cancellation of registration rights originally granted to the holders of the warrants, we extended the term of warrants exercisable at $0.25 per share to purchase an aggregate of 1,220,446 shares of our common stock from August 3, 2007 to April 3, 2009 and provided cashless exercise rights. We recorded $29,000 of non-cash interest expense attributable to the incremental fair value resulting from the extension of these warrants, calculated using the Black-Scholes option pricing model and the following assumptions:

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

	Pre-modification	Post-modification
Exercise price	$0.25	$0.25
Term (years)	0.29	1.95
Volatility	117.21%	129.47%
Interest Rate	5.01%	4.67%
Expected dividend rate	0%	0%

Option value per share	$0.0004	$0.0242

Common Stock Subscribed
On November 15, 2006, we entered into a letter agreement with our Chief Executive Officer under which he advanced $100,000 to us as an investment in a prospective equity financing that we had not completed at December 31, 2006. This subscription was subsequently included in the March 2007 Private Placement described below. We used the funds received for general corporate purposes.

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

Each of the subscription agreements in the February 2007 Private Placement contains an anti-dilution clause providing that we will issue additional shares of our common stock to the investors for no additional consideration if we issue shares of our common stock in a subsequent financing transaction at less than $0.06 per share in the year following the investors’ purchase of our common stock. We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense. We valued the anti-dilution obligation of each tranche of the February 2007 Private Placement at its inception using a binomial pricing model to estimate future stock prices and derived an aggregate value of $95,000 using the following assumptions:

	Current	Historical	Risk-free		Expected	Probability
	share	stock price	interest	Term	dividend	of additional
	price	volatility	rate	(years)	rate	financing

February 23, 2007	$0.06	114.61%	5.05%	1.0	0%	100%
March 23, 2007	$0.06	112.63%	4.67%	1.0	0%	100%
March 27, 2007	$0.06	130.04%	4.93%	1.0	0%	100%

We marked the February 2007 Private Placement anti-dilution obligation to market at December 31, 2007, again using a binomial pricing model, and derived a value of $1,000 using the following assumptions: current share price: $0.11; historical stock price volatility: 104.45% to 122.71%; risk-free interest rate: 3.06% to 3.36%; term (years): 0.15 to 0.24; expected dividend rate: 0%; and a 10% probability of completing an additional round of financing during the remaining term of the obligation. We recorded the reduction in the value of the obligation as a non-cash credit to interest expense.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

March 2007 Private Placement
On March 28, 2007, when the market price of our common stock was $0.063 per share, we completed a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash which we are using for general corporate purposes. The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock. The Series A stock purchase warrants (the “2007 Series A Warrants”) to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 28, 2008. The Series B stock purchase warrants (the “2007 Series B Warrants”) to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 28, 2008. The 2007 Series A Warrants and the 2007 Series B Warrants are hereafter collectively referred to as the “March 2007 Private Placement Warrants” If fully exercised, we would receive cash proceeds of $13.5 million. We agreed to file a registration statement for the resale of the shares purchased and the shares underlying the March 2007 Private Placement Warrants within 45 days of the closing and use our best efforts to obtain its effectiveness. The registration rights agreement was subsequently amended to remove our obligation to register the shares underlying the March 2007 Private Placement Warrants. A resale registration statement for the shares purchased is not yet effective; however, the shares will be eligible for resale by the investors under the terms of Securities and Exchange Commission Rule 144. Two of our officers also participated in this Private Placement by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them, aggregating $630,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

The subscription agreements in the March 2007 Private Placement contain an anti-dilution clause providing that we will issue additional shares of our common stock to the investors for no additional consideration if we issue shares of our common stock in a subsequent financing transaction at less than $0.052 per share in the year following the investors’ purchase of our common stock. We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense. We valued the anti-dilution obligation of the March 2007 Private placement at its inception using a binomial pricing model to estimate future stock prices and derived a value of $2,260,000 using the following assumptions: current share price: $0.06; historical stock price volatility: 129.29%; risk-free interest rate: 4.90%; term (years): 1.0; expected dividend rate: 0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation. We marked the March 2007 Private Placement anti-dilution obligation to market at December 31, 2007, again using a binomial pricing model, and derived a value of $31,000 using the following assumptions: current share price: $0.11; historical stock price volatility: 104.45%; risk-free interest rate: 3.36%; term (years): 0.24; expected dividend rate: 0%; and a 10% probability of completing an additional round of financing during the remaining term of the obligation. We recorded the reduction in the value of the obligation as a non-cash credit to interest expense.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Warrants, options and stock grants
During 2006, we issued stock grants for 2,265,630 shares of our common stock to certain related parties and consultants under various agreements and recorded non-cash selling, general and administrative expense of approximately $457,000, net of accrued and prepaid expenses related to these grants. Included in these grants are:
•
1,000,000 shares awarded to our Chairman under the terms of a letter agreement approved by the Compensation Committee of our Board of Directors on January 4, 2006 pursuant to which the Chairman served as our interim Chief Executive Officer from October 2005 through September 2006;

•
311,736 shares awarded to the Chairman in February 2006 in lieu of cash compensation to which he was entitled under the terms of the letter agreement for the period of October 2005 through January 2006;

•	953,894 shares awarded to consultants and service providers for services; and
•	250,000 shares issued to a potential investor for reimbursement of due diligence expenses (see Note 19, Subsequent Events).

During 2007, we issued stock grants for 5,152,079 shares of our common stock to certain related parties and consultants under various agreements and recorded non-cash research and development expense of $42,000, net of accruals, and non-cash selling, general and administrative expense of approximately $303,000, net of prepaid amounts. Included in these grants are:
•
2,000,000 shares awarded to our President and Chief Executive Officer from our 2004 Incentive Plan under the terms of an employment agreement approved by the Compensation Committee of the Board of Directors on January 11, 2007;

•	2,340,279 shares awarded to consultants and service providers from our 2004 Incentive Plan and our 2000 Equity Incentive Plan for services; and
•	562,000 unregistered shares granted under the terms of an agreement for investor relations services.

On October 31, 2006, when the market price of our common stock was $0.085 per share, we issued an immediately exercisable warrant to purchase 500,000 shares of our common stock as compensation for investment banking services. We valued the warrant at $0.084 per share using the Black-Scholes option pricing model and the following assumptions: exercise price - $0.085 per share; contractual term – 5 years, volatility – 220.56%; risk free interest rate – 4.69%, dividend yield – 0%. We recorded $42,000 of non-cash selling, general and administrative expense in connection with this warrant. We did not grant registration rights for the shares underlying the warrant.

On February 1, 2007, when the market price for our common stock was $0.073 per share, we issued an option to purchase 500,000 shares of our common stock at $0.03 per share under the terms of our 2004 Incentive Plan to a former officer in connection with a separation agreement and recorded non-cash selling, general and administrative expense of approximately $40,000. The option vested 50% upon grant and 50% after 90 days. We valued the option using the Black-Scholes option pricing model and the following assumptions: contractual term: 10 years; stock price volatility: 195.94%; risk-free interest rate: 4.72%; expected dividend rate: 0%.

On August 23, 2007, when the market price for our common stock was $0.13 per share, we issued an option to purchase 57,693 shares of our common stock at $0.13 per share under the terms of our 2004 Incentive Plan as partial compensation for consulting services and recorded non-cash selling, general and administrative expense of approximately $5,000. The option was fully vested at the date of grant. We valued the option using the Black Scholes option pricing model and the following assumptions: contractual term: 10 years; stock price volatility: 130.31%; risk-free interest rate: 4.31%; expected dividend rate: 0%.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

On November 15, 2007, when the market price for our common stock was $0.15 per share, we issued an immediately exercisable warrant to purchase 100,000 shares of our common stock at $0.15 per share as compensation for consulting services. We valued the warrant at $0.098 per share using the Black-Scholes option pricing model and the following assumptions: exercise price - $0.15 per share; contractual term – 2 years, volatility – 129.09%; risk free interest rate – 3.34%, dividend yield – 0%. We recorded $10,000 of non-cash selling, general and administrative expense in connection with this warrant. We did not grant registration rights for the shares underlying the warrant.

As noted in the preceding descriptions of the February 2007 Private Placement and the March 2007 Private Placement, we issued warrants to purchase an aggregate of 3,958,336 shares of our common stock at $0.104 per share, following the anti-dilution price reset, in the February 2007 Private Placement and warrants to purchase an aggregate of 168,177,036 shares of our common stock at $0.08 per share or $0.11 per share in the March 2007 Private Placement. We also issued an aggregate of 125,000 warrants to purchase our common stock at prices from $0.06 to 0.067 per share to placement agents in the February 2007 Private Placement. Additionally, as described previously, in March 2007 we re-priced and extended the term of certain previously-issued warrants in connection with the extension of the due dates of our 8% Secured Convertible Notes and our 7% Notes issued under the 2005 Marr Credit Facility and in April 2007 we extended the term of the Additional Warrrants not held by investors who also held any of our outstanding notes.

In December 2007, two of the investors in the March 2007 Private Placement exercised 2007 Series A Warrants to purchase an aggregate of 6,000,000 shares of our common stock and we received cash proceeds of $480,000. As discussed in Note 8, Notes and Debentures Payable, in December 2007 Marr exercised all of its Additional Warrants to purchase 8,482,292 shares of our common stock and we received cash proceeds of $611,000. At December 31, 2007, Marr remains our largest stockholder, holding approximately 20% of our outstanding shares of common stock.

At December 31, 2007, we had warrants outstanding to purchase an aggregate of 200,266,188 shares of our common stock at a weighted average price of $0.104 per share, as summarized in the following table:

		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Series A warrants issued in connection with March 2007 Private Placement	106,118,024	$0.080	June 28, 2008
Series B warrants issued in connection with March 2007 Private Placement	56,059,012	$0.110	September 28, 2008
Warrants issued in connection with February 2007 Private Placement	3,958,336	$0.104	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February 2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs, including warrants issued to placement agents	4,270,300	$0.452	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.221	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued warrants in connection with July 2006 Warrant Re-pricing	4,057,946	$0.138	April 3, 2009
Warrants issued for investment banking services	500,000	$0.085	October 31, 2011
All other	250,283	$0.363	February 11, 2009 to November 15, 2009

	200,266,188	$0.104

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Shares reserved for future issuance
The following table summarizes shares reserved for future issuance at December 31, 2007:

Shares issuable pursuant to options outstanding under benefit plans	31,863,354
Shares reserved for future issuance under benefit plans	31,514,743
Shares issuable pursuant to warrants outstanding	200,266,188
Shares issuable upon conversion of debt securities, including accrued interest through maturity	60,949,379
324,593,664

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

Change of Control Provisions
Certain provisions of our Certificate of Incorporation and Bylaws may have the effect of preventing, discouraging or delaying any change in the Company’s control and may maintain the incumbency of the Board of Directors and management. The authorization of undesignated preferred stock makes it possible for the Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. Additionally, in December 1998, our Board of Directors declared a dividend distribution of one preferred share purchase right (a Right) for each outstanding share of our common stock. The dividend was payable to the stockholders of record on January 5, 1999. The Rights have certain anti-takeover effects. The Rights will cause dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired. However, the Rights should not interfere with any tender offer or merger we approve because the Rights do not become exercisable in the event of a permitted offer or other acquisition exempted by the Board. The Rights expire on December 15, 2008.

(12) Share Based Payments

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

We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed on a pro-forma basis in our previous filings.

We value option grants to non-employees at the date of grant using the Black-Scholes option-pricing model. Option grants that do not include sufficient disincentive for non-performance are accounted for in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. In such instances, the deferred compensation is amortized over the term of the agreement on a straight-line basis. Until the awards are fully vested or a measurement date is achieved, we record an adjustment to deferred compensation and consultant expense to reflect the impact of the fair value, as remeasured at quarter-end, of the options based on changes to our stock price.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

We did not grant options to employees or members of our Board of Directors during 2006. In 2007, we granted options to one employee and to the non-employee members of our Board of Directors. During 2007 and 2006, we recorded stock compensation expense of $999,000 and $149,000, respectively, in selling, general and administrative expenses in our Statement of Operations, of which $59,000 in 2007 and $149,000 in 2006 was attributable to unvested options granted prior to our adoption of SFAS 123R. We utilized the Black-Scholes option pricing model with the following weighted average assumptions for estimating the fair value of the stock compensation granted in 2007:

Dividend yield	0.00%
Expected volatility	192.59%
Risk-free interest rate	3.73%
Expected life (in years)	5.31

We assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense in both 2007 and 2006. Based on the assumptions noted above, the weighted average fair value of the options granted during 2007 was $0.107 per share. We expect to continue utilizing the Black-Scholes option pricing model for estimating the fair value of stock compensation attributable to any options granted to employees in the future. In determining the inputs to the valuation model, we assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so. We estimated volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options. We determined the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. For options granted during 2007, we calculated the expected term of the option using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options. Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior. We have typically granted options having a ten year contractual term to our employees and directors.

Stock bonus awards reflect shares of our common stock granted to employees and consultants. We recognize compensation expense at the time of grant. The expense is determined based on the number of shares awarded and the closing market price at the date of the award.

At December 31, 2007, we had options to purchase shares of our common stock outstanding under each of the following plans:

2004 Incentive Plan
At the annual stockholders’ meeting in June 2004, our stockholders approved the adoption of the 2004 Incentive Plan (the 2004 Plan) to replace our 2000 Equity Incentive Plan (the 2000 Incentive Plan), for which only a small number of authorized shares remained available for grant. The stockholders authorized 30,000,000 shares for awards from the 2004 Plan. At the annual meeting of stockholders in June 2005, the stockholders authorized an additional 17,000,000 shares for awards from the 2004 Plan and an increase from 8,000,000 shares to 20,000,000 shares in the number of shares of our common stock which may be issued as restricted share or restricted share unit awards under the 2004 Plan. The Compensation Committee of our Board of Directors administers the Plan. The Board of Directors may amend or modify the 2004 Plan at any time. It will expire in June 2014, unless terminated earlier by the Board of Directors. We granted no options from the 2004 Plan during 2006. We granted options to purchase 1,482,693 shares of our common stock at an average price of $0.099 per share in 2007. At December 31, 2007, there were 28,688,630 shares of our common stock available for grant under the 2004 Plan.

2005 Director Incentive Plan
At the annual stockholders’ meeting in June 2005, our stockholders approved the adoption of the 2005 Director Incentive Plan (the 2005 Director Plan) to replace the 1995 Director Option Plan (the 1995 Director Plan), which expired in December 2005. The stockholders authorized 18,000,000 shares for awards from the 2005 Director Plan. The Compensation Committee of our Board of Directors administers the 2005 Director Plan. The Board of Directors may amend or modify the 2005 Director Plan at any time. It will expire in June 2015, unless terminated earlier by the Board of Directors. We granted options to purchase an aggregate of 15,808,402 shares of our common stock at an exercise price of $0.11 per share under the 2005 Director Plan in 2007. At December 31, 2007, there were 2,191,598 shares of our common stock available for grant under the 2005 Director Plan.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

2000 Equity Incentive Plan
In June 2000, our Board of Directors and stockholders approved the adoption of the 2000 Equity Incentive Plan (the “2000 Incentive Plan”) to replace the 1991 Incentive Stock Plan, which expired in April 2001. The Compensation Committee of our Board of Directors administers the Plan. The Board of Directors may amend or modify the 2000 Incentive Plan at any time. It has been replaced by the 2004 Plan, but has not been formally terminated by the Board of Directors. During 2006 and 2007 we granted only stock bonus awards from the 2000 Incentive Plan and we do not anticipate making additional option grants from this plan. At December 31, 2007, there were 634,515 shares of our common stock available for grant under the 2000 Incentive Plan.

1995 Director Option Plan
In December 1995, our Board of Directors approved the 1995 Director Option Plan (the Director Option Plan). At the annual meeting of stockholders in June 2005, our stockholders approved the 2005 Director Incentive Plan to replace the Director Option Plan, which expired in accordance with its terms in December 2005. Under the Director Option Plan, the Board of Directors determined the number of options to purchase shares of our stock that were granted each year to newly-elected or re-elected directors. We granted non-statutory options under this plan to non-employee directors or, pursuant to an agreement between us and another person, entity or affiliate with whom a non-employee director was associated, to that other person, entity, or affiliate. Each option granted under the Director Option Plan was exercisable at 100% of the fair market value of our common stock on the date the option was granted and generally had a term of 10 years. Each grant under the plan vested monthly over the twelve month period commencing with the director’s date of election or re-election, provided that the option became vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurred less than one year after the date of the grant. There are no shares of our common stock available for grant under the Director Option Plan at December 31, 2007.

1991 Incentive Stock Plan
In April 1991, our Board of Directors approved the adoption of the Incentive Stock Plan (the Stock Plan). A total of 141,366 shares of common stock were reserved for issuance under the Stock Plan. Since the adoption of the 2000 Equity Incentive Plan in June 2000, no additional shares have been granted from the Stock Plan. Other than the expiration of unexercised options during 2006, there was no activity in the Stock Plan during 2006 or 2007 and no shares are available for grant under the Stock Plan.

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

December 31, 2007 and 2006

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

December 31, 2007 and 2006

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

The following table presents a summary of option activity for all of our stock option plans from December 31, 2005 through December 31, 2007.

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2005	27,390,879	$0.551	7.34	$12,500
Options granted	-	-
Options exercised	(141,112)	$0.126
Options forfeited or expired	(4,840,997)	$0.444

Options outstanding at December 31, 2006	22,408,770	$0.576	7.36	$2,534

Options granted - at less than market price	500,000	$0.030
Options granted - at market price	16,791,095	$0.111
Options exercised	(16,827)	$0.010
Options forfeited	(110,554)	$0.234
Options expired	(7,709,130)	$0.550

Options outstanding at December 31, 2007	31,863,354	$0.331	8.01	$39,784

Options vested and exercisable at December 31, 2006	21,954,053	$0.583	7.34	$2,534

Options vested and exercisable at December 31, 2007	24,275,855	$0.399	7.43	$39,784

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

The following table summarizes information about stock options outstanding under all of our option plans at December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years to Expiration	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 to $0.03	524,038	8.92	$0.029	524,038	$0.029
$0.11	15,808,402	9.91	$0.110	8,308,402	$0.110
$0.13 to $0.56	4,802,292	5.26	$0.278	4,714,793	$0.280
$0.585	10,100,000	6.45	$0.585	10,100,000	$0.585
$0.60 to $150.00	628,622	5.62	$2.442	628,622	$2.442

	31,863,354	8.01	$0.331	24,275,855	$0.399

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at December 31, 2007, $0.105 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”). The aggregate intrinsic value of options exercised on the dates the options were exercised was approximately $2,000 and $18,000 for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007, the expected compensation cost of options outstanding but not yet vested was approximately $736,000, net of expected forfeitures. We expect to recognize this cost over a weighted average period of approximately 17 months. We did not record any income tax benefits for stock-based compensation arrangements for the years ended December 31, 2007 or 2006, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

We granted 557,693 options to consultants in 2007 and none in 2006. We re-measure these options until they vest, using the Black-Scholes option pricing model, and we recognize the resulting value over the period in which we receive the services. During the years ended December 31, 2007 and 2006, we recognized approximately $45,000 and $2,000, respectively, in compensation expense for options granted to consultants.

In 2007, we granted stock bonus awards from the 2004 Plan for an aggregate of 3,381,534 shares of our common stock. The weighted average price of the shares issued as stock bonuses was $0.069 and we recognized $42,000 in research and development expense (net of accruals) and $150,000 in selling general and administrative expense attributable to these awards in 2007. In 2006, we granted a stock bonus award of 1,000,000 shares of our common stock from the 2004 Plan and recognized $250,000 in selling general and administrative expense. We recorded compensation expense of $90,000 and $204,000 attributable to stock bonus awards of 958,545 and 1,265,630 shares of common stock granted from the 2000 Incentive Plan to consultants in lieu of cash compensation during 2007 and 2006, respectively. The weighted average price of shares issued as stock bonuses was $0.09 in 2007 and $0.16 in 2006.

(13)    Section 401(k) Plan

Effective January 1, 1995, we adopted a Retirement Savings and Investment Plan (the “401(k) Plan”) covering our full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) plan permits us to make contributions which become vested to our employees over terms as described in the plan, but we made no such contributions in either 2007 or 2006.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(14)    Income Taxes

The provision for income taxes is based upon our loss before provision for income taxes for the years ended December 31, 2007 and 2006, as follows (in thousands):

	2007	2006
Loss before income taxes:
Domestic	$(7,013)	$(13,210)
International	(1,255)	(538)
Total loss before income taxes	$(8,268)	$(13,748)

The provision for income taxes for all periods presented in the Consolidated Statements of Operations represents minimum California franchise taxes. For the years ended December 31, 2007 and 2006, income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to domestic pretax losses as a result of the following:

	2007	2006
Computed expected tax expense	$(2,384)	$(4,491)
Losses and credits for which no benefits have been recognized	2,376	4,488
Other	10	5
	$2	$2

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryovers	$31,197	$28,392
Research and development credits	1,073	1,003
Other	2,789	1,090
Total gross deferred tax assets	35,059	30,485
Valuation allowance	(35,059)	(30,485)
Net deferred tax assets	$-	$-

The net change in the valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $4,574,000 and $4,526,000, respectively. Because there is uncertainty regarding our ability to realize our deferred tax assets, a 100% valuation allowance has been established. In accordance with SFAS 123(R), we have excluded certain tax benefits resulting from employee stock option exercises from our deferred tax asset at December 31, 2007 and 2006. In the future, if and when such tax benefits are ultimately realized, the amount of excess tax benefits will be credited to additional paid-in capital in our Consolidated Statements of Stockholders’ Deficit.

As of December 31, 2007, we had federal net operating loss carryforwards of $88.6 million and federal research and development credit carryforwards of $413,000, which will expire in the years 2008 through 2027. We also have state net operating loss carryforwards of $32.1 million and state research and development credit carryforwards of $1 million as of December 31, 2007. The state net operating loss carryforwards will expire in the years 2008 through 2017 and the state research and development credits will carryforward indefinitely. Approximately $2.1 million of federal and state net operating loss carryforwards represent stock option deductions arising from activity under our stock option plans, the benefits of which will increase additional paid-in capital when realized.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006
Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted a preliminary analysis of our stock ownership changes under Internal Revenue Code Section 382 from our inception through December 31, 2007 and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations that may have occurred in 2003 and 2004. The limitation of our federal and state carryforwards associated with previous net operating losses and research credits and the associated reduction in our deferred tax assets was offset by a reduction in our valuation allowance. Utilization of our net operating loss and credit carryforwards may still be subject to additional substantial annual limitations for ownership changes after December 31, 2007.  Such additional annual limitations could result in the expiration of our net operating loss and credit carryforwards available as of December 31, 2007 before their utilization.

We adopted the provisions of FIN 48 effective January 1, 2007 (see Note 2, Summary of Significant Accounting Policies).  Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our consolidated financial condition or results of operations as a result of implementing FIN 48.  In addition, we had no unrecognized tax benefits at December 31, 2007, nor do we expect any changes in our unrecognized tax benefits during 2008.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 1993 through 2007 due to net operating losses that are being carried forward for tax purposes.

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our Consolidated Balance Sheets at December 31, 2007 and 2006, and have not recognized interest or penalties in our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006.

(15)    Royalty and License Agreements

We have entered into arrangements with various organizations for the rights to utilize certain patents and proprietary rights under licensing agreements in exchange for royalty payments based on our sales of certain products.  As discussed in Note 5, Intangible Assets, during 2004 we entered into license agreements for technology and materials required to commercialize our rapid tests and the BED Incidence test. In addition to the initial or base license payments we have recorded as intangible assets, the agreements also contain a royalty on sales component based on sales of our rapid test products.  The underlying patents expire between 2006 and 2017.  There are minimum payments required by certain of the agreements that apply regardless of the amount of our sales.   The royalty obligations are royalty payments under some agreements.

We had paid royalties to five entities on our Legacy Business products based on a percentage of net sales of licensed products or annual minimum amounts. At December 31, 2007, we are approximately $190,000 in arrears on the payment of royalties under certain of the licensing agreements covering our former Legacy Business products.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(16)    Employment and Consulting Agreements

In February 2005, the Compensation Committee of the Board of Directors approved a consulting contract under which the Chairman of the Board of Directors provided certain strategic and advisory services to us through July 31, 2005 (the “Consulting Contract”). Under the terms of the Consulting Contract and concurrent with its approval by the Compensation Committee, we granted the Chairman immediately exercisable options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share, which was the market price of our common stock on the date the option was granted. The options have a life of ten years and were granted pursuant to the 2004 Incentive Plan. On October 3, 2005, following the resignation of the Company’s president and chief operating officer, the Board of Directors appointed its Chairman as interim Chief Executive Officer, effective immediately. On January 4, 2006, the Compensation Committee of the Board of Directors approved a letter agreement outlining the terms and compensation of the Chairman’s additional service as interim Chief Executive Officer. Under the terms of the letter agreement, the Chairman was to receive cash compensation of $15,000 per month, beginning October 3, 2005 and a grant of 1,000,000 shares of our common stock, which we issued from the 2004 Plan in January 2006. The Chairman continued to serve as interim Chief Executive Officer through April 2006. In February 2006, we issued the Chairman 311,736 shares of our common stock valued at $60,000 in lieu of cash payments under the letter agreement for the months of October 2005 through January 2006. The Board of Directors appointed the Chairman as Chief Executive Officer and, effective September 26, 2006, we entered into a two year employment agreement (the “Employment Agreement”) with automatic one-year renewal options that includes an annual salary of $350,000, other cash payments as described in the agreement, a grant of 2,000,000 shares of our common stock and a grant of 2,500,000 shares of restricted stock units which vest in semi-annual installments. At December 31, 2006, we had not yet made the stock or restricted stock unit grants. We granted the stock bonus award in January 2007, but at December 31, 2007, had not made the restricted stock unit or any other equity grant. Beginning in calendar year 2007, the Chief Executive Officer became eligible for an annual performance-based bonus of up to 50% of his annual base salary, payable in cash, equity or a combination of the two. At December 31, 2007 no such award has been earned or accrued. As described in Note 11, Stockholders’ Deficit, our Chief Executive Officer participated in the March 2007 Private Placement by applying previously subscribed funds and canceling our obligation to repay notes and accrued but unpaid compensation under the Consulting Contract and the Employment Agreement owed to him, aggregating approximately $430,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

In January 2003, we entered into a twelve month employment agreement with an officer, with automatic renewal options, that included a base salary of $200,000 and fully vested options to purchase 108,333 shares of our common stock at $0.32 per share on May 29, 2003. Additionally, on May 29, 2003, the officer was also granted fully-exercisable options to purchase 24,038 shares of our common stock at $0.01 per share, in recognition of an earlier salary deferral arrangement, and options to purchase 625,000 shares of our stock at $0.32 per share. The latter options were exercisable 50% upon grant and 50% on the one year anniversary of the grant. On February 24, 2004, subject to the approval of our stockholders of the 2004 Incentive Plan, the officer was conditionally granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.585 per share, which was the market price on that date. Upon the stockholders’ approval of the 2004 Incentive Plan on June 22, 2004, when the market price of our common stock was $0.52 per share, the grant became effective, with an exercise price of $0.585 per share. The options were exercisable 50% upon grant and 50% on the one year anniversary of the grant and have a ten year term.  In conjunction with the August 2005 relocation of our administrative headquarters to Lake Oswego, Oregon and our October 2005 appointment of another officer, this officer was constructively terminated under the terms of the employment agreement, triggering our liability of $200,000 to him, which we had accrued but not paid as of December 31, 2006. The officer assumed another position and continued his employment with us through November 2007. As described in Note 11, Stockholders’ Deficit, this officer participated in the March 2007 Private Placement by canceling our obligation to repay the $200,000 owed to him, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

In August 2007, we entered into a six month employment agreement with an officer that included a annual base salary of $125,000 and the grant of an immediately vested option to purchase 925,000 shares of our common stock at $0.135 per share. The option expires 30 months following the grant date. The officer resigned from that position in November 2007.

In May 2002, in conjunction with a financing proposal, the independent members of the Board of Directors appointed a new Executive Chairman and entered into a five year employment agreement with him. The Executive Chairman resigned effective November 15, 2004 as our Executive Chairman and as a member of the Company’s Board of Directors. Under the terms of a Separation and Consulting Agreement and Release of Claims, we entered into a consulting arrangement that extended through November 15, 2006 under which we agreed to pay approximately $1 million and to accelerate vesting of all his then-unvested options. We accrued the liability under the terms of the Separation Agreement at December 31, 2004. In January 2005, the Executive Chairman exercised previously issued and vested options to purchase 1,625,000 shares of our common stock in the amount of $520,000. During 2005 and 2006, we paid the amounts due under the Separation Agreement.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

In April 2003, we entered into a three-year consulting agreement for advisory and other services related to the marketing, distribution and sale of our products. The agreement obligated us to pay the consultant an aggregate of $3,000,000 in cash as follows: $750,000 in 2003, $1,000,000 in both 2004 and 2005, and $250,000 in 2006; and issue him an aggregate of 200,000 shares of our common stock. At December 31, 2004, we had paid an aggregate of $1,000,000 and issued 66,666 shares of our common stock pursuant to the contract. During 2005, we renegotiated the contract with the consultant to reduce our obligation for cash payments to $1,250,000 and extend the payment period. Under the terms of the renegotiated contract, which obligation we accrued in 2005, we paid the consultant $250,000 and issued 66,667 shares of our common stock to him during 2005. We paid the consultant $500,000 in both 2006 and 2007. At December 31, 2007, we have no remaining liability to the consultant.

(17)    Related Party Transactions

As described in Note 8, Notes and Debentures Payable, we entered into a Credit Facility Agreement in April 2005 with Marr, our largest stockholder. The Credit Facility Agreement was subsequently modified between 2005 and 2007, including an amendment in March 2007 to extend the maturity of the 7% Notes issued under the Credit Facility from April 3, 2007 to April 3, 2009 and an amendment in December 2007 granting a one-year conversion option at $0.16 per share for Notes and related accrued interest outstanding under the facility. At December 31, 2007, we have Promissory Notes in the face amount of $4,200,000 and accrued interest of $443,000 outstanding under the credit facility which will be due on April 3, 2009 unless converted into shares of our common stock prior to the expiration of the conversion option in December 2008.

As also described in Note 8, Notes and Debentures Payable, in March 2007 we also extended the due date of an aggregate of $4,983,000 of 8% Secured Convertible Notes, of which $3,223,000 were held by Marr, and all subsequent Notes issued in payment of quarterly interest from April 3, 2007 to April 3, 2009. Additionally, in December 2007, we granted Marr the right to convert any such Notes it holds at $0.16 per share, rather than $0.30 per share, for a one-year period. At December 31, 2007, Marr holds an aggregate of $3,422,000 of the 8% Secured Convertible Notes. See Note 19, Subsequent Events regarding additional 8% Secured Convertible Notes issued to Marr in January 2008.

As described in Note 8, Notes and Debentures Payable, and Note 11, Stockholders’ Deficit, during 2006 and 2007 we issued 8% Promissory Notes in the aggregate face amount of $96,300 to our Chief Executive Officer and received $100,000 as an advance from him for participation in a future equity financing. In 2007, we repaid $6,300 in cash and our Chief Executive Officer participated in the March 2007 Private Placement by applying the previously subscribed funds and canceling our obligation to repay notes and accrued but unpaid compensation under the Consulting Contract and the Employment Agreement owed to him, aggregating approximately $430,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

As described in Note 11, Stockholders’ Deficit, and Note 16, Employment and Consulting Agreements, another of our officers participated in the March 2007 Private Placement by canceling our obligation to pay $200,000 of accrued but unpaid compensation. The officer was issued stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

As described in Note 8, Notes and Debentures Payable, on February 26, 2007, we issued a 12% secured promissory note to an employee in the face amount of $65,000. We used the proceeds of the note to purchase materials to produce our BED Incidence tests. We granted the employee a purchase money security interest in the tests produced. We repaid the note and accrued interest on May 18, 2007.

In July 2007, we entered into a 9-month lease with renewal options for office space in Geneva, Switzerland with a company controlled by one of the investors in the March 2007 Private Placement.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

In October 2005, prior to our acquisition of our 51% equity interest in Beijing Marr, Beijing Marr received an unsecured, non-interest-bearing advance of approximately $1,880,000 from Beijing Mobix, an affilate of Marr and Marr Asia. The proceeds of the advance were used by Beijing Marr in the acquisition of its manufacturing facility and other assets. We have reflected this advance as a current liability in our Consolidated Balance Sheet at December 31, 2007.

In October 2005, Beijing Calypte received an unsecured, non-interest-bearing advance in the amount of $166,000 from Beijing Mobix. In November 2005, Beijing Calypte also received an unsecured, non-interest-bearing advance in the amount of $25,000 from its Executive Chairman. Beijing Calypte used each of these advances to fund its general corporate expenses. We have reflected these advances as current liabilities in our Consolidated Balance Sheet at December 31, 2007.

In December 2005, we entered into an Equity Transfer Agreement with Marr Asia, an affiliate of Marr Technologies BV. Under the terms of the Equity Transfer Agreement, we acquired from Marr Asia a 51% equity interest in Beijing Marr. The Equity Transfer Agreement became effective on January 18, 2006, the date it was approved by the Huairou County Commerce Bureau. Through December 31, 2007, we had contributed $1,836,000 to the registered capital of Beijing Marr and Marr Asia has contributed $1,764,000, representing the full capital contribution of each party pursuant to the Equity Transfer Agreement, The business purpose of Beijing Marr is to pursue the manufacture, distribution, marketing and sale of our rapid test products in China.

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

In connection with the aggregate $12.5 million investments by Marr Technologies BV during 2003, we signed a Memorandum Of Understanding to create a joint venture in China to market our current and future products. Additionally, the Nominating Committee of our Board of Directors agreed to grant Marr the right to nominate two mutually-agreeable representatives to our Board of Directors. During 2004, two directors initially nominated by Marr were added to our Board of Directors and remain as members of our Board.

In November 2003, the joint venture, Beijing Calypte Biomedical Technology Ltd., was formed. We own 51% of its stock.

(18)    Commitments and Contingencies

We do not, in the normal course of business, enter into significant purchase contracts for materials or supplies.

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.40. On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date. As indicated in Note 19, Subsequent Events, on January 3, 2008, the Court of Appeal dismissed the Complainants’ appeal. On January 31, 2008, however, the Court of Appeal vacated the dismissal and the Complainants have filed an appeal.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

In May 2006, we were notified that on March 15, 2006, a complaint was filed against us in Beijing No. 1 Intermediate People’s Court by Beijing Zhong Yang Pute Biomedical Tech. Corporation (“Zypute”) seeking damages of approximately $350,000 relating to a distribution agreement dated October 10, 2002 (the “Distribution Agreement”) and a Product Replacement and Donation Agreement signed March 25, 2004 (the “Replacement Agreement”) between Zypute and us. Pretrial discovery proceedings began in November 2006. Based upon the costs and uncertainties associated with defending ourselves in China, we determined that it was in the best interests of our stockholders to settle this matter with Zypute. In January 2007, we entered into a settlement agreement with Zypute pursuant to which we paid Zypute $100,000 in March 2007.

As indicated in Note 9, Lease Commitments, we entered into a sublease with a third party as the sublessor of our former manufacturing facilities in Rockville, Maryland. Should the sub-tenant not fulfill its monthly payment or other obligations under the terms of the sublease, the primary landlord has the right to look to us for satisfaction of the obligations under the primary lease.

We have product liability and general liability insurance policies in amounts that we believe to be reasonable given our current level of business.  Although historically we have not paid any product liability claims, it is conceivable that we could incur claims for which we are not insured.

(19)    Subsequent Events

Common Stock Purchase Agreement with Fusion Capital
On January 16, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at our discretion, we may sell up to $8.0 million of our common stock to Fusion Capital from time to time over a 24-month period after the Securities and Exchange Commission (“SEC”) has declared effective the registration statement related to the transaction. Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with Fusion Capital, under the terms of which we filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. The SEC declared the registration statement effective on February 8, 2008. Accordingly, we now generally have the right, but not the obligation, to sell to Fusion Capital, from time to time, our shares in amounts between $100,000 and $1.0 million depending on certain conditions. We have the right to control the timing and amount of any sales of our shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of our shares without any fixed discount. Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.052 per share. We may terminate the agreement at any time at our discretion without any cost to us. There are no negative covenants, restrictions on future financings, penalties or liquidated damages in the Purchase Agreement. In January 2008, we issued 3,490,401 shares of our common stock to Fusion Capital as a commitment fee for entering into the Purchase Agreement. We had issued 250,000 shares of our common stock to Fusion in December 2007 for reimbursement of due diligence expenses. Through March 26, 2008, we have sold an aggregate of 2,311,111 shares of our common stock to Fusion Capital at an average price of 0.108 per share and have received proceeds of $250,000.

Issuance of 8% Convertible Notes in payment of interest
Effective January 3, 2008, when the market price of our common stock was $0.10 per share, we issued an aggregate of approximately $108,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “January 2008 Interest Notes”) on the aggregate of then-outstanding $5.3 million outstanding principal balance of the April 4, 2005 Notes and the related quarterly interest notes. With the exception of the $70,000 Secured 8% Convertible Note issued to Marr, the January 2008 Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued interest notes, except that they do not have anti-dilution provisions and they are due on April 3, 2009. We did not issue warrants in conjunction with the January 2008 Interest Notes. As described in Note 8, Notes and Debentures Payable, effective July 3, 2007, we entered into an Amendment Agreement with Marr which permits us to issue Secured 8% Convertible Notes to Marr in payment of quarterly interest due on and after July 3, 2007 which do not have registered shares of our common stock underlying the Notes. There are no registered shares of our common stock underlying the interest note issued to Marr on January 3, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Warrant Re-pricing and Exercises
Effective February 15, 2008, when the market price of our common stock was $0.136, we entered into an amendment agreement with an investor in the February 2007 Private Placement to reduce the exercise price of warrants to purchase 1,041,668 shares of our common stock issued in the February 2007 Private Placement and warrants to purchase 100,000 shares of our common stock issued in November 2007 pursuant to a consulting agreement from $0.104 and $0.15, respectively, to $0.05 per share. The investor exercised all of the re-priced warrants and we received cash proceeds of approximately $57,000.

During the first quarter of 2008, two investors in the March 2007 Private Placement exercised 2007 Series A Warrants to purchase an aggregate of 5,750,000 shares of our common stock and we received cash proceeds of $460,000.

Legal Complaint
On January 3, 2008, the Court of Appeal of the State of California dismissed the Complainants’ appeal of the judgment in our favor regarding the complaint filed against us in January 2006 as described in Note 18, Commitments and Contingencies. The Complainants subsequently petitioned the Court of Appeal to extend the time to file the Complainants' opening brief. On January 31, 2008, the Court of Appeal vacated the dismissal and extended the time to file the Complainants' opening brief. The Complainants filed an opening brief on February 29, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

By:	/s/ Roger I. Gale
Roger I. Gale
Chief Executive Officer

Date: March 28, 2008

POWER OF ATTORNEY

Each Director of the Registrant whose signature appears below, hereby appoints Roger I. Gale and Jerrold D. Dotson as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Securities and Exchange Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roger I. Gale	Chairman of the Board of Directors,	March 28, 2008
Roger I. Gale	President and Chief Executive Officer

/s/ Jerrold D. Dotson	Vice President – Finance and	March 28, 2008
Jerrold D. Dotson	Administration (Principal Financial and Accounting Officer)

/s/ John J. DiPietro	Director	March 28, 2008
John J. DiPietro

/s/ Paul Freiman	Director	March 28, 2008
Paul Freiman

/s/ Adel Karas	Director	March 28, 2008
Adel Karas

/s/ Julius R. Krevans, M.D.	Director	March 28, 2008
Julius R. Krevans, M.D.

/s/ Maxim A. Soulimov	Director	March 28, 2008
Maxim A. Soulimov

S-1