Form 10-Q
period 2008-03-31
CALYPTE BIOMEDICAL CORP
filed 2008-05-13
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to

Commission file number: 000-20985

CALYPTE BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1226727
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

16290 S.W. Upper Boones Ferry Road
Portland, Oregon 97224
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

The registrant had 378,974,967 shares of common stock outstanding as of May 12, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$438	$776
Accounts receivable, net of allowance of $1 at March 31, 2008 and December 31, 2007	11	-
Inventory	470	520
Prepaid expenses	295	320
Other current assets	23	21

Total current assets	1,237	1,637

Property and equipment, net of accumulated depreciation of $833 and $761 at March 31, 2008 and December 31, 2007, respectively	3,156	3,095
Intangible assets, net of accumulated amortization of $491 and $436 at March 31, 2008 and December 31, 2007, respectively	2,443	2,498
Deferred Offering costs, net of accumulated amortization of $11 at March 31, 2008	331	-
Other assets	220	226

	$7,387	$7,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,102	$2,976
Advances from related parties	2,156	2,071
12% Convertible debentures payable	60	60
Anti-dilution obligation	-	32

Total current liabilities	5,318	5,139

Deferred rent obligation	28	28
8% Convertible notes payable, net of discount of $1,134 and $1,283 at March 31, 2008 and December 31, 2007, respectively	4,264	4,007
7% Notes payable to a related party including accrued interest of $517 and $443 at March 31, 2008, net of discount of $176 at September 30, 2007 2008 and December 31, 2007, respectively, net of discount of $607 and $715 at March 31, 2008 and December 31, 2007, respectively	4,110	3,928
Minority interest in consolidated joint ventures	45	69
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at March 31, 2008 and December 31, 2007; 100,000 shares issued and outstanding at March 31, 2008 and December 31, 2007; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,206	3,176

Total liabilities	16,971	16,347

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at March 31, 2008 and
December 31, 2007; 370,721,020 and 357,241,802 shares issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively	11,121	10,717
Additional paid–in capital	157,066	156,202
Other comprehensive income	118	103
Accumulated deficit	(177,889)	(175,913)

Total stockholders’ deficit	(9,584)	(8,891)

	$7,387	$7,456

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Product sales	$188	$52

Operating costs and expenses:
Cost of product sales	199	35
Research and development expenses	364	345
Selling, general and administrative expenses (non-cash of $131 and $352
for 2008 and 2007, respectively)	1,277	1,187

Total operating expenses	1,840	1,567

Loss from operations	(1,652)	(1,515)

Interest expense, net (non-cash expense of $365 and $1,326 for
2008 and 2007, respectively)	(441)	(1,407)

Minority interest in losses of consolidated joint ventures	117	63
Other income, net	-	72

Loss before income taxes	(1,976)	(2,787)

Income taxes	-	(2)

Net loss	$(1,976)	$(2,789)

Other comprehensive earnings:
Gain on foreign currency translation	15	-

Comprehensive loss	$(1,961)	$(2,789)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average shares used to compute net loss per share
(basic and diluted)	363,940	228,832

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,976)	$(2,789)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	112	104
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts
and deferred debt issuance and other offering costs	269	1,208
Dividends on mandatorily redeemable Series A preferred stock	30	30
Anti-dilution obligation and note derivative liability	(32)	(12)
Stock-based employee compensation expense	95	16
Fair market value of common stock, warrants, and options granted for services	52	377
Minority interest in joint venture losses	(117)	(63)
Changes in operating assets and liabilities:
Accounts receivable	(11)	(1)
Inventory	54	(71)
Prepaid expenses and other current assets	55	55
Accounts payable, accrued expenses and other current liabilities	294	130

Net cash used in operating activities	(1,175)	(1,016)

Cash flows from investing activities:
Purchases of equipment	(3)	(84)

Net cash used in investing activities	(3)	(84)

Cash flows from financing activities:
Proceeds from sale of stock	767	5,425
Expenses related to sales of stock	(18)	-
Investment in joint ventures by minority interest	93	7
Proceeds from notes issued to a related party	-	508
Repayment of notes issued to a related party	-	(256)
Principal payment on capital lease obligations	-	(48)

Net cash provided by financing activities	842	5,636

Net increase (decrease) in cash and cash equivalents	(336)	4,536

Effect of foreign currency exchange rates on cash	(2)	-

Cash and cash equivalents at beginning of period	776	372

Cash and cash equivalents at end of period	$438	$4,908

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Supplemental disclosure of cash flow activities:
Cash paid for interest	$76	$83

Supplemental disclosure of noncash activities:
Conversion of notes payable and accrued interest to common stock	-	92
Conversion of accrued interest into notes payable	108	100
Common stock issued in payment of accrued compensation	-	362
Common stock issued for fees and expenses under Purchase Agreement
with Fusion Capital	342	-

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

(1)    The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Since the third quarter of 2007, our research and development operations and our administrative offices have been combined in a facility in Portland, Oregon that also includes space for manufacturing operations. Through our 51%-owned joint ventures, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”), we have manufacturing and marketing operations in Beijing, China. The remaining 49% of each of the joint ventures is owned by an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 20% of our outstanding stock. During 2007, we established representative sales and marketing offices in Dubai, United Arab Emirates and in Geneva, Switzerland.

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market. We have completed field trials or product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, this test has averaged 99.7% accuracy. We have obtained regulatory approvals in parts of Africa, Southeast Asia, the Middle East, Russia, India, and, most recently, in the Peoples’ Republic of China, and we are currently concentrating our marketing efforts in those areas.

The accompanying condensed consolidated financial statements reflect our consolidated operations and ownership interests in Beijing Calypte and in Beijing Marr.

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

During the first quarter of 2008, we incurred a net loss of $2.0 million. At March 31, 2008, we had a working capital deficit of $4.1 million and our stockholders’ deficit was $9.6 million. Based upon our financial condition at December 31, 2007, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2007 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.  Our cash balance at March 31, 2008 was $0.4 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2008. If we are unable to obtain sufficient financing, we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

In March 2007, we received $5.2 million proceeds from the March 2007 private placement that funded our operations through 2007. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of additional financing for us. We expected that a portion of these short-term warrants would be exercised during the fourth quarter of 2007 and in early 2008 to provide us with additional and necessary funding. Through March 31, 2008, however, the investors in the March 2007 private placement had exercised an aggregate of 11,750,000 of the warrants exercisable at $0.08 per share and we had received $940,000 in proceeds. As described more completely in Note 6, Stockholder’s Deficit, we entered into a financing arrangement in January 2008 under which the investor is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period. Nevertheless, there can be no assurance that our current cash resources and financing arrangements are sufficient to allow us to fully attain our business milestones and achieve positive cash flow.

In the absence of the exercise of a significant portion of the warrants issued in the March 2007 private placement, our current cash resources and the financing arrangement we entered during the first quarter of 2008 may not allow us to fully attain our business milestones without interruption and we may need to seek additional financing or pursue a strategic opportunity. We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. In March 2007, we extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009. Additionally, in December 2007 we entered into a one-year agreement with Marr under which it can convert its holdings of these securities into shares of our common stock at $0.16 per share. At March 31, 2008, we owed an aggregate of approximately $10.1 million under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility plus accrued interest thereon. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future. Additionally, the presence of a significant number of unexercised warrants may also unfavorably impact our ability to raise additional financing. Although we expect to be able to raise additional capital, when and as necessary, there can be no assurance that we will secure such financing or enter into such strategic agreements, or that our stockholders would approve the terms of such agreements or financing, if so required. There can be no assurance that our current cash resources and financing arrangements are sufficient to allow us to fully attain our business milestones and achieve positive cash flow.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position as of March 31, 2008 and the results of our operations and our cash flows for the three month periods ended March 31, 2008 and 2007. The accompanying condensed consolidated balance sheet at December 31, 2007 has been derived from our audited financial statements at that date. Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period. This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2007 included in our Form 10-K filed with the SEC on March 31, 2008.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC. The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

(2)     Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the results of operations of the Company, our wholly-owned subsidiary, Calypte, Inc., and our 51% ownership interests in both Beijing Calypte and Beijing Marr. We have eliminated all significant intercompany accounts and transactions in consolidation.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

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

Segment and Geographic Information

Our operations are currently confined to a single business segment, the development and sale of HIV diagnostics.

The following table summarizes our product sales revenues by product for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
AwareTM BEDTM HIV-1 Incidence Test	$152	$38
AwareTM Rapid HIV diagnostic tests	36	14
Revenue from product sales	$188	$52

Sales to international customers accounted for approximately 76% and 66% of our revenues in the first quarter of 2008 and 2007, respectively. Four customers accounted for approximately 77% of our first quarter 2008 revenue. Purchases of our AwareTM BEDTM HIV-1 Incidence Test (the Incidence Test”) by the Chinese National AIDS laboratory, the CDC’s New York contract testing lab, and a Japanese medical products distributor accounted for approximately 27%, 22% and 10%, respectively, of our first quarter revenue. Our distributor in South Africa purchased our AwareTM HIV-1/2 oral fluid rapid tests and the Incidence Test in amounts representing approximately 18% of our first quarter 2008 revenue. Three customers accounted for approximately 83% of our first quarter 2007 revenue. Purchases by our South African distributor of both the Incidence Test and our AwareTM HIV-1/2 oral fluid rapid tests accounted for approximately 44% of our first quarter 2007 revenue. Incidence Test purchases by the CDC’s New York testing lab and by a Canadian public health agency accounted for an additional 29% and 10%, respectively, of our first quarter 2007 sales.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share are the same for the periods presented in these consolidated financial statements. Outstanding options and warrants for 224,479,836 shares and 237,601,696 shares were excluded from the computation of loss per share for the quarters ended March 31, 2008 and 2007, respectively, as their effect is anti-dilutive. The computation of loss per share also excludes 57,661,991 shares and 16,610,434 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and, in 2008, 7% Notes issued under the Marr Credit Facilty for the quarters ended March 31, 2008 and 2007, respectively, as their effect is also anti-dilutive.

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

Stock-Based Compensation Expense

We measure stock-based compensation at the grant date based on the award’s fair value and recognize the expense ratably over the requisite vesting period, net of estimated forfeitures, for all stock-based awards granted after January 1, 2006 and all stock based awards granted prior to, but not vested as of, January 1, 2006.

We have elected to calculate the fair value of option awards based on the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions, including expected option life and volatility. If we significantly change any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate, stock-based compensation expense may differ materially in the future from that recorded in the current period.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”), which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. Our adoption of EITF 07-03 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. FAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 159 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. EITF 07-1 addresses situations in which companies enter into arrangements with other companies to jointly develop, manufacture, distribute and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The EITF consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principle on a gross basis and report any payments received from, or made to, other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual reporting period beginning after December 15, 2008. We do not expect that the adoption of EITF 07-1 will have a material impact on our financial position or results of operations.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

(3) Inventory

Inventory as of March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007

Raw materials	$395	$398
Work-in-process	19	91
Finished goods	56	31

Total inventory	$470	$520

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007

Trade accounts payable	$1,570	$1,530
Accrued royalties	59	65
Accrued salary and vacation pay	117	50
Customer prepayments on purchases	90	90
Accrued interest	126	125
Accrued audit, legal and consulting expenses	279	276
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	183	145
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing operation	341	327
Other	107	138

Total accounts payable and accrued expenses	$3,102	$2,976

(5)     Notes and Debentures Payable

The following table summarizes note and debenture activity for the three months ended March 31, 2008 (in thousands):

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/07	Additions	to Equity	Repayments	3/31/08	3/31/08	3/31/08

Current Debentures

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

Non-current Notes Payable

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	-	108	-	-	108

Total 8% Secured Convertible Notes	$5,290	$108	$-	$-	$5,398	$(1,134)	$4,264

7% Promissory Notes to related party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$(607)	$3,593

8% Secured Convertible Notes

Effective January 3, 2008 we issued an aggregate of approximately $108,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “January 2008 Interest Notes”) on the aggregate of then-outstanding $5.3 million outstanding principal balance of the April 4, 2005 Notes and the related quarterly interest notes. The January 2008 Interest Notes are due on April 3, 2009. As permitted by the Amendment Agreement we entered with Marr effective July 3, 2007, there are no registered shares of our common stock underlying the interest note in the face amount of approximately $70,000 issued to Marr on January 3, 2008.

On December 4, 2007, we entered into an amendment to the Secured 8% Convertible Promissory Notes (the “8% Notes Amendment”) with Marr to reduce the Conversion Price of the 8% convertible notes issued to Marr on April 4, 2005 and all subsequent Notes issued, and to be issued, to Marr thereafter for the payment of interest on the Notes from $0.30 per share to $0.16 per share of common stock, for a one year period commencing on December 4, 2007 and ending on December 3, 2008 (the “Term”).

The 8% Secured Convertible Notes, including all of the notes issued in payment of quarterly interest, become due and payable on April 3, 2009 unless the holders convert them into shares of our common stock prior to that date.

See Note 10, Subsequent Events, regarding additional Secured 8% Convertible Notes issued in payment of interest on April 3, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

7% Promissory Notes Payable to a Related Party – 2005 Marr Credit Facility

On December 4, 2007, we further amended the 2005 Credit Facility Agreement to give Marr the option to convert (the “Credit Facility Conversion Option”), during the Term noted above, all or any portion of the principal amount and accrued interest of the 7% promissory notes issued under the 2005 Credit Facility and outstanding during the Term into shares of our common stock at the conversion price of $0.16 per share. If not converted into shares of our common stock during the Term, the principal balance and accrued interest of the 7% promissory notes issued under the 2005 Credit Facility Agreement will be due and payable on April 3, 2009.

Interest Expense

The table below summarizes the components of interest expense for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months ended March 31,
	2008	2007

Interest expense on debt instruments paid or payable in cash	$(76)	$(81)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(109)	(100)
Amortization and proportional write-off upon conversion of 8% convertible note discounts and deferred offering costs through original maturity date	-	(1,208)
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and Marr Credit Facility notes	(258)	-
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March 2007 financings	32	12
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)

Total non-cash items	(365)	(1,326)

Total interest expense	$(441)	$(1,407)

(6)    Stockholders’ Deficit

Common Stock Purchase Agreement with Fusion Capital

On January 16, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”), often referred to as an equity line transaction, with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”) pursuant to which we may sell up to $8.0 million of our common stock to Fusion Capital in amounts between $100,000 and $1.0 million, depending on certain conditions, from time to time over a 24-month period beginning February 8, 2008, the date on which the Securities and Exchange Commission (“SEC”) declared effective the registration statement related to the transaction. The purchase price of the shares will be determined based upon the market price of our common stock without any fixed discount. We cannot sell shares to Fusion Capital if the market price of our common stock is below $0.052 per share. In January 2008, we issued 3,490,401 shares of our common stock to Fusion Capital as a commitment fee for entering into the Purchase Agreement. We also issued 250,000 shares of our common stock to Fusion Capital in December 2007 for reimbursement of due diligence expenses. We have recorded the aggregate value of the commitment fee shares and due diligence fee shares issued to Fusion Capital, approximately $342,000, as a Deferred Offering Cost and are recognizing this cost as an expense of selling our stock under the Purchase Agreement in an amount equivalent to the proportional amount of each sale in relation to the total commitment amount. Through March 31, 2008, we have sold an aggregate of 2,311,111 shares of our common stock to Fusion Capital at an average price of 0.108 per share and have received proceeds of $250,000. See Note 10, Subsequent Events, regarding sales of our common stock to Fusion Capital subsequent to March 31, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

February 2007 and March 2007 Private Placements

Effective February 15, 2008, we entered into an amendment agreement with an investor in the February 2007 Private Placement to reduce the exercise price of warrants to purchase 1,041,668 shares of our common stock issued in the February 2007 Private Placement and warrants to purchase 100,000 shares of our common stock issued in November 2007 pursuant to a consulting agreement from $0.104 and $0.15, respectively, to $0.05 per share. The investor exercised all of the re-priced warrants and we received cash proceeds of approximately $57,000.

During the first quarter of 2008, two investors in the March 2007 Private Placement exercised 2007 Series A Warrants at $0.08 per share to purchase an aggregate of 5,750,000 shares of our common stock and we received cash proceeds of $460,000.

The anti-dilution obligations related to the February 2007 and March 2007 Private Placements expired in February 2008 and March 2008, respectively. We recognized approximately $32,000 in non-cash interest income during the first quarter of 2008 as a result of adjusting the fair value of these obligations at their expiration dates.

Warrants and stock grants

At March 31, 2008, we had warrants outstanding to purchase an aggregate of 193,374,520 shares of our common stock at a weighted average price of $0.104 per share, as summarized in the following table:

		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Series A warrants issued in connection with March 2007 Private Placement	100,368,024	$0.080	June 28, 2008
Series B warrants issued in connection with March 2007 Private Placement	56,059,012	$0.110	September 28, 2008
Warrants issued in connection with February 2007 Private Placement	2,916,668	$0.104	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February 2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Private Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs, including warrants issued to placement agents	4,270,300	$0.452	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.221	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued warrants in connection with July 2006 Warrant Re-pricing	4,057,946	$0.138	April 3, 2009
Warrants issued for investment banking services	500,000	$0.085	October 31, 2011
All other	150,283	$0.506	February 11, 2009 to May 6, 2009

	193,374,520	$0.104

During the first quarter of 2008, we issued stock grants for an aggregate of 200,000 shares of our common stock to certain employees under the terms of our 2000 Equity Incentive Plan and recorded non-cash research and development expense of $28,000. We also granted 562,000 shares of our unregistered common stock to a consultant under the terms of a consulting agreement and recognized approximately $37,000 of non-cash selling, general and administrative expense, net of prepayments.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

(7) Share Based Payments

We maintain stock compensation plans for our employees and directors which are described in Note 12, Share Based Payments, in the Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K filed with the SEC on March 31, 2008. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires that we recognize the fair value of stock compensation, including stock options, in our net loss. We recognize the stock compensation expense over the requisite service period of the individual grantees, which is generally the same as the vesting period of the grant. All of our stock compensation is accounted for as an equity instrument.

We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption. The unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of our adoption of SFAS 123R has been recognized in our net loss in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements.

We did not grant any options to employees or members of our Board of Directors in the first quarter of 2008 or 2007. Under the provisions of SFAS 123R, we recorded approximately $95,000 of stock based compensation expense in our statement of operations for the quarter ended March 31, 2008 attributable to options granted in the fourth quarter of 2007. In the first quarter of 2007, we recorded approximately $16,000 of stock based compensation expense in our statement of operations attributable to unvested options at the date of our adoption of SFAS 123R We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. We utilize the Black-Scholes option pricing model for estimating the fair value of the stock compensation attributable to options granted to employees after our adoption of SFAS 123R. In determining the inputs to the valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so. We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options. We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. To-date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options. We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2007 through March 31, 2008:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Date Indicated

Options outstanding at December 31, 2007	31,863,354	$0.331	8.01	$39,784
Options granted	-	-
Options exercised	(24,038)	$0.010
Options forfeited	-	-
Options expired	(734,000)	$0.456

Options outstanding at March 31, 2008	31,105,316	$0.328	7.55	$25,000

Options vested and exercisable at December 31, 2007	24,275,855	$0.399	7.43	$39,784

Options vested and exercisable at March 31, 2008	23,577,260	$0.397	6.88	$25,000

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at March 31, 2008, $0.08 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

At March 31, 2008, the expected compensation cost of options outstanding but not yet vested was approximately $636,000. We expect to recognize this cost over a weighted average period of approximately 1.2 years. We did not record any income tax benefits for stock-based compensation arrangements for the quarters ended March 31, 2008 or 2007, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(8) Related Party Transactions

As described in Note 5, on January 3, 2008, we issued an 8% Secured Convertible Note in the amount of $70,000 to Marr in payment of interest for the period October 4, 2007 through January 3, 2008. At March 31, 2008, Marr holds an aggregate of $3,492,000 of our 8% Secured Convertible Notes and approximately 20% of our outstanding common stock.

(9) Contingencies

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304. On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date. On January 3, 2008, the Court of Appeal dismissed the Complainants’ appeal. The Complainants subsequently petitioned the Court of Appeal to extend the time to file Complainants’ opening brief. On January 31, 2008, the Court of Appeal vacated the dismissal and extended the time to file Complainants’ opening brief. The Complainants filed an opening brief on February 29, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited)

(10)    Subsequent Events

Issuance of 8% Convertible Notes in payment of interest

Effective April 3, 2008, we issued an aggregate of approximately $109,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “April 2008 Interest Notes”) on the aggregate of the $5.4 million outstanding principal balance of the April 4, 2005 Notes and the subsequent quarterly interest notes. The April 2008 Interest Notes are due on April 3, 2009.

Sales of Common Stock

From April 1, 2008 through May 12, 2008, we sold an aggregate of 7,930,278 shares of our common stock to Fusion Capital under the terms of the Purchase Agreement at an average price of $0.063 per share and received proceeds of $500,000.

Option Grants

On April 1, 2008, we granted options under our 2004 Incentive Plan to employees and certain consultants to purchase an aggregate of 20,020,000 shares of our common stock at an exercise price of $0.065 per share, the market price of our common stock on the date of the grant.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Our current focus is on commercializing our AwareTM HIV-1/2 Rapid Tests, primarily in international markets. Our near-term plan is to significantly expand the marketing and sales of our HIV-1/2 Rapid Tests in those countries in which we currently have regulatory approval or expect we will soon receive such approval. During the first quarter of 2008, we concentrated our commercialization and marketing efforts in Russia, the United Arab Emirates (the “UAE”), and India, while continuing to make sales in Africa, primarily through our South African distributor.

During the first quarter of 2008, we completed a new distribution agreement in the Russian Federation for our AwareTM HIV-1/2 OMT rapid test. We have initiated contacts in the private sector, where a number of large corporations are focusing a portion of their social budgets on the HIV/AIDS problem in their communities, and are also considering distribution options in the government sector. We continue to pursue business opportunities in the Middle East through our representative office in Dubai, primarily targeting the UAE, which granted our first approval in that region. In India, we continue to evaluate in-country markets and distribution options as we focus on positioning our test as a non-invasive alternative to the exclusive use of blood tests for HIV diagnosis. Our representatives in India continue to pursue further sales of our rapid test to paramilitary organizations within the Indian government.

After a regulatory approval process that began in January 2006, the Chinese State Food and Drug Administration (“SFDA”) notified us in April 2008 that our AwareTM HIV-1/2 oral fluid (OMT) rapid test had received registration and marketing approval. With the medical devices manufacturing permit received earlier this year, our Beijing Marr joint venture is now able to manufacture, market, distribute and sell the Aware™ HIV-1/2 OMT test throughout the Peoples’ Republic of China. Beijing Marr will handle the product launch in China. There can, however, be no assurance that we will be able to manufacture, market, distribute or sell the product in China for numerous reasons, including various barriers to entry into the market, due to language, culture and lack of experience. If we are not able to, or successful in, the manufacture, marketing, distribution or sales of our product in China, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

The registration and marketing approval, along with the manufacturing permit, received from the SFDA also provides us with approval of our AwareTM HIV-1/2 OMT rapid test in the country of manufacture. Absence of this approval in the past has hampered our ability to register and market the test in a number of countries, a hurdle we believe we can now overcome by producing the domestically approved Aware™ product in our Chinese factory. There can, however, be no assurance that we will be able to successfully register and market the test in those countries now because we may, nonetheless, face other registration and marketing hurdles. If this were to occur, it could have a material adverse affect on our business, results of operations, liquidity and financial condition.

We are developing a complementary oral fluid test using an alternative antigen that will enable us to market a completely non-invasive screening and confirmation testing system for HIV-1/2. Our AwareTM HIV-1/2 OMT rapid test is based on a recombinant protein antigen. We are presently engaged in preclinical development and evaluation activities for a second oral fluid test using a synthetic peptide antigen. This second test will provide us with a full non-invasive testing protocol in accordance with the WHO rapid testing guideline algorithm, which requires two distinct non-invasive rapid tests. We believe that not only will this benefit current diagnostic and treatment efforts, but that it will help us to achieve sales in regions that adhere to the WHO testing algorithm. We expect to be able to produce this new test from all sites that manufacture our current AwareTM products. There can, however, be no assurance that we will be able to successfully develop, produce or market the alternative antigen test due to regulatory, technological or marketing hurdles. If we are unsuccessful in this endeavor, it could have a material adverse affect on our business, results of operations, liquidity and financial condition.

Our plans also include developing and commercializing another lateral flow platform design suitable for over-the-counter applications, permitting our entry into the HIV rapid test market in the United States and capable of expanding our product line beyond HIV to a broader set of non-invasive diagnostic tests for other sexually transmitted diseases or diseases such as tuberculosis, malaria and hepatitis. We continue to conduct pre-clinical development activities with the objective of filing an IDE with the U.S. CDC late in 2008 for an oral fluid HIV rapid test product using an alternative lateral flow platform. There can, however, be no assurance that we will be able to develop, produce or market the alternative lateral flow test due to intellectual property, regulatory, technological or marketing hurdles. If we are unsuccessful in this endeavor, it could have a material adverse affect on our business, results of operations, liquidity and financial condition.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In the first quarter of 2008, we introduced our Aware MessengerTM oral fluid sample collection device. This collection device is based on the same collection principle as employed in our AwareTM HIV-1/2 OMT test and can be used to collect oral fluid analytes not only for HIV antibodies, but also for hepatitis antibodies, drugs of abuse and certain genetic screening applications, among others. Although we do not currently have approval to sell this device for diagnostic purposes, we can sell it for “research use only” in situations where assay developers and test laboratories can qualify the product for use with their own assays. There can be no assurance that we will obtain approval to sell this product for diagnostic purposes or that a significant market will develop for it as a research use device.

Sales of our BED Incidence test accounted for 81% of our revenue during the first quarter of 2008, with actual revenues of $152,000, approximating three times the level of the first quarter of 2007. We plan to complement the current product with a rapid test version which we anticipate to be more suitable for use in resource-poor international settings that do not have the infrastructure to perform the current test. We are developing the rapid incidence test in conjunction with the U.S. CDC, however our financial constraints negatively impacted progress during the first quarter of 2008.

Sales of our HIV-1/2 rapid diagnostic tests accounted for approximately 19% of our revenues in the first quarter of 2008, compared with 27% in the first quarter of 2007, however, revenues from rapid test sales increased in absolute terms by approximately 158% in comparison to sales in the first quarter of 2007. We expect that our future near- and medium-term revenues will be derived primarily from selling our HIV-1/2 rapid tests in both the professional and over-the-counter (OTC) international markets.

With the receipt of regulatory approval in China, we have achieved a significant sales and marketing milestone - regulatory approvals in the four parts of the world having the greatest HIV/AIDS prevalence, namely Sub-Saharan Africa, where we have approval in South Africa, Uganda and Kenya, and in China, India and Russia. These focus areas mirror the areas predicted to have the greatest increase in HIV infections over the next few years. We believe that a simple, non-invasive test such as ours will have significant demand as it can be used as an integral part of a real-time treatment program. Although we are optimistic regarding the future sales prospects for our AwareTM HIV-1/2 OMT rapid test, experience has demonstrated that obtaining regulatory approval does not immediately result in product sales.

In many of our target markets, government Ministries of Health or similar agencies are the primary purchasers of HIV tests, typically through a “lowest-cost” tender process which currently requires the agency to purchase blood tests exclusively. The efficacy, safety and ease of use of our oral fluid tests are easily demonstrated, but the cost comparisons neglect to account for the significant ancillary costs of a blood test beyond the absolute cost of the test. We are directing considerable effort, including product donations to key user agencies and lobbying for changes in tender regulations, to encourage the consideration and inclusion of our oral fluid tests in such tenders. We consider these efforts to be part of a strategy in which the “standard of care” for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests. If we can successfully change the standard of care, we expect to reach a point at which time our revenue growth will increase significantly. We are not forecasting the timing of this point as it is largely governed by factors that we can only partially influence.

Our clinical trial and regulatory approval process will continue through 2008 and beyond. We are primarily targeting countries which have been selected for funding by PEPFAR, the President’s Emergency Plan for AIDS Relief, and currently have representation in more than half of them. Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID. The waiver is based on a product evaluation performed by the U.S. CDC Global AIDS Program (GAP). Both our AwareTM HIV-1/2 BSP (blood, serum and plasma) rapid test and our AwareTM HIV-1/2 OMT (oral fluid) rapid test have been evaluated and are now included in the USAID waiver list. We believe that obtaining the USAID waiver for these tests is another important milestone in the process that we hope will ultimately lead to expanded international sales of our rapid tests.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Financial Considerations

Our consolidated operating cash burn rate for the first quarter of 2008 was approximately $392,000 per month, compared to $343,000 in the first quarter of 2007. Following the closing of the March 2007 private placement, we began to execute on an expanded operating strategy that resulted in incurring increased costs intended to accelerate the attainment of various milestones in our business plan, including:

•	adding to our our research and development staff with the intent of expanding both our near-term and longer-term product range;
•	continuing the clinical trial and regulatory approval process for our AwareTM HIV-1/2 oral fluid rapid test in a number of new regions and countries;
•	expanding our sales and marketing efforts, including opening new offices in Geneva and Dubai, with new representation in India; and
•	continuing to make financial, technological and human resources investments in our Beijing Marr joint venture in China.

We embarked on this strategy with the expectation that the investors in the March 2007 private placement would exercise their near-term warrants during the second half of 2007 and early 2008 and thereby provide the near-term cash necessary to cover our expanded operations. Beginning in the fourth quarter of 2007, in response to both a slower than expected ramp-up in sales and in warrant exercises by the investors in the March 2007 private placement, we implemented certain cost reduction initiatives, including tightening our expenditure policies, restricting certain operations and making staffing adjustments at the senior level, intended to minimize our cash expenditures while permitting us to continue to achieve our business milestones and objectives, even if at a slower pace. Nevertheless, our operating cash burn rate for the first quarter of 2008 exceeded that of the first quarter of 2007.

Our current revenues from international sales of our HIV-1/2 Rapid Tests and sales of the BED Incidence Test are not adequate to support our business operations, requiring that we also rely on external financing sources to pursue our business milestones and achieve profitability. Although we are focusing our efforts on commercializing the HIV-1/2 Rapid Tests to generate the revenue stream necessary to support our operations and achieve our financial objectives of sustained profitable operations and increased stockholder value, there can be no assurance that we will achieve expanded acceptance of or realize significant revenues from the sale of the HIV-1/2 Rapid Tests or the BED Incidence Test or other new products that we may develop or market, or that we will achieve and sustain profitability and positive cash flows in the future. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences could have a material adverse effect on our business, operating results, financial condition and future prospects, including the possibility that we may not be able to continue financing our operations and we would have to revise our business plan, curtail our operations, or both.

During the first quarter of 2008, we incurred a net loss of $2.0 million. At March 31, 2008, we had a working capital deficit of $4.1 million and our stockholders’ deficit was $9.6 million. Based upon our financial condition at December 31, 2007, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2007 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.  Our cash balance at March 31, 2008 was $0.4 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2008. If we are unable to obtain sufficient financing, we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2007, we received $5.2 million proceeds from the March 2007 private placement that funded our operations through 2007. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of additional financing for us. We expected that a portion of these short-term warrants would be exercised during the fourth quarter of 2007 and in early 2008 to provide us with additional and necessary funding. Through May 12, 2008, however, the investors in the March 2007 private placement had exercised an aggregate of 11,750,000 of the warrants exercisable at $0.08 per share and we had received $940,000 in proceeds. In January 2008, we entered into a financing arrangement under which the investor is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period. Nevertheless, there can be no assurance that our current cash resources and financing arrangements are sufficient to allow us to fully attain our business milestones and achieve positive cash flow.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In the absence of the exercise of a significant portion of the warrants issued in the March 2007 private placement, our current cash resources and the financing arrangement we entered during the first quarter of 2008 will not allow us to fully attain our business milestones without interruption and we may need to seek additional financing or pursue a strategic opportunity. We do not currently have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. In March 2007, we extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009. Additionally, in December 2007 we entered into a one-year agreement with Marr under which it can convert its holdings of these securities into shares of our common stock at $0.16 per share. At March 31, 2008, we owed an aggregate of approximately $10.1 million under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility plus accrued interest thereon. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future. Additionally, the presence of a significant number of unexercised warrants may also unfavorably impact our ability to raise additional financing. Although we expect to be able to raise additional capital, when and as necessary, there can be no assurance that we will secure such financing or enter into such strategic agreements, or that our stockholders would approve the terms of such agreements or financing, if so required. There can be no assurance that our current cash resources and financing arrangements are sufficient to allow us to fully attain our business milestones and achieve positive cash flow.

Our longer-term liquidity and capital requirements are dependent on constraints similar to those which impact our current liquidity and capital resource considerations and which will be critical in validating our business model during the remainder of 2008 and beyond. In the absence of adequate resources from current working capital and existing financing arrangements, we will be required to raise additional capital to sustain our operations.

Off-Balance Sheet Arrangements  We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii).

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs, derivative and anti-dilution liabilities and contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007 have not changed materially since year-end.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Total revenues	$188	$52
Cost of product sales	199	35

Gross Margin	(11)	17

Operating expenses:
Research and development	364	345
Selling, general and administrative	1,277	1,187

Total operating expenses	1,641	1,532

Loss from operations	(1,652)	(1,515)

Interest expense, net	(441)	(1,407)
Minority interest in losses of consolidated joint ventures	117	63
Other income, net	-	72

Loss before income taxes	$(1,976)	$(2,787)

Quarter ended March 31, 2008 and 2007

Our revenue for the first quarter of 2008 totaled $188,000 compared with $52,000 for the first quarter of 2007, an increase of $136,000 or 262%. Sales of our BED Incidence Test accounted for 81% of our sales in the first quarter of 2008, compared with 73% in the first quarter of 2007. Sales of our AwareTM HIV-1/2 rapid tests accounted for the balance in both quarters. Revenues from the sale of the BED Incidence Test nearly tripled compared with sales in the first quarter of 2007 and rapid test sales increased by 158% compared with the same period last year. Sales of our HIV-1/2 rapid tests are irregular during this commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world. Sales of the BED Incidence Test also tend to be irregular as public health and research institutions engage in various studies to monitor the incidence of HIV infection within their subject populations.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Four customers accounted for approximately 77% of our first quarter 2008 revenue. Purchases of the BED Incidence Test by the Chinese National AIDS Laboratory, the CDC’s New York contract testing lab, and a Japanese medical products distributor accounted for approximately 27%, 22% and 10%, respectively, of our first quarter revenue. Our distributor in South Africa purchased our AwareTM HIV-1/2 oral fluid rapid tests and the Incidence Test in amounts representing approximately 18% of our first quarter 2008 revenue. Three customers accounted for approximately 83% of our first quarter 2007 revenue. Purchases by our South African distributor of both the Incidence Test and our AwareTM HIV-1/2 oral fluid rapid tests accounted for approximately 44% of our first quarter 2007 revenue. Incidence Test purchases by the CDC’s New York testing lab and by a Canadian public health agency accounted for an additional 29% and 10%, respectively, of our first quarter 2007 sales.

We incurred a negative margin of 6% of sales in the first quarter of 2008, compared with a gross margin of 33% in the first quarter of 2007. The margins we reported in both 2008 and 2007 are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated. Additionally, in the second half of 2007 we added staffing specifically dedicated to our manufacturing quality systems, which we treat as a component of product costs. Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate in our expected commercial scale operations.

Research and development costs increased by $19,000 or 6%, from $345,000 in the first quarter of 2007 to $364,000 in the first quarter of 2008. Domestic R&D expense increased in the first quarter of 2008 by $142,000 compared with the first quarter of 2007 primarily due to salary, benefits and related employee expenses attributable to new R&D staff added during the second half of 2007 and costs incurred relating to patent and trademark applications for our AwareTM HIV-1/2 oral fluid rapid tests and our AwareTM MessengerTM sampling device. Offsetting these increases were reductions in expenses related to outside consultants and travel. Additionally, R&D expenses incurred by our Beijing Marr joint venture decreased by $123,000.

Selling, general and administrative costs increased by $90,000 or 8%, from $1,187,000 in the first quarter of 2007 to $1,277,000 in the first quarter of 2008. The primary components of the net increase include the following:

•	an increase of $174,000 incurred by our Chinese joint ventures as a result of pre-manufacturing staffing and overhead expenses recognized as administrative expense;
•	increases in consulting and occupancy expenses aggregating approximately $128,000 related to new representative offices opened in Dubai and Geneva during 2007;
•	an increase of $79,000 attributable to non-cash stock based compensation expense primarily related to fourth quarter 2007 option grants to members of our Board of Directors; offset by
•	a reduction in non-cash compensation and consulting expenses of approximately $298,000

Our loss from operations for the first quarter of 2008, at $1,652,000, reflects a 9% greater loss compared with the $1,515,000 loss reported for the first quarter of 2007.

We recorded net interest expense of $441,000 for the first quarter of 2008 compared with $1,407,000 of net interest expense in the first quarter of 2007, primarily as a result of the accounting for the discounts and derivative obligations of our 2005 convertible note financing which were amortized through their original April 2007 maturity date. The discounts associated with the March 2007 extension of the maturity of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009 are being amortized over the period from March 2007 through April 2009 and the discounts resulting from the subsequent restructuring of the 8% Convertible Notes held by Marr and the Marr Credit Facility Notes are being amortized over the period from December 2007 through December 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The following table summarizes the components of interest expense (in thousands):

	Three Months ended March 31,		(Increase)
	2008	2007	Decrease Expense

Interest expense on debt instruments paid or payable in cash	$(76)	$(81)	$5
Non-cash (expense) income composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(109)	(100)	(9)
Amortization and proportional write-off upon conversion of note and debenture discounts and deferred offering costs through original maturity date	-	(1,208)	1,208
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and Marr Credit Facility notes	(258)	-	(258)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March 2007 financings	32	12	20
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	-

Total non-cash items	(365)	(1,326)	961

Total interest income (expense)	$(441)	$(1,407)	$966

Interest income	-	-	-

Net interest income (expense)	$(441)	$(1,407)	$966

Liquidity and Capital Resources

Financing Activities

We have financed our operations since our inception primarily through the private placements of preferred stock and common stock, our Initial Public Offering (IPO) and the issuance of convertible notes and debentures.

Our primary source of liquidity at March 31, 2008 was cash that we raised pursuant to our recent financing activities, most notably warrant exercises by investors in the March 2007 private placement and earlier financings and proceeds from the sale of our common stock pursuant to the financing arrangement we entered in January 2008. Under the Purchase Agreement, commonly referred to as an equity line arrangement, Fusion Capital is obligated, under certain conditions, to purchase shares of our common stock from us, from time to time over a 24 month period, in an aggregate amount of up to $8.0 million. We have authorized up to 50,259,599 shares of our common stock for sale to Fusion Capital under the Purchase Agreement. Through May 12, 2008, we have sold an aggregate of 10,241,389 shares of our common stock to Fusion Capital under the Purchase Agreement at an average price of $0.0732 per share and have received net proceeds of $750,000. Generally, we have the right, but not the obligation, from time to time, to sell shares of our common stock to Fusion Capital in amounts between $100,000 and $1.0 million depending on certain conditions. We have the right to control the timing and amount of any sales of shares of our common stock to Fusion Capital. The purchase price of the shares of common stock will be determined based upon the market price of shares of our common stock without any fixed discount at the time of each sale. We cannot sell shares to Fusion Capital if the market price of our common stock is below $0.052 per share. We may terminate the Purchase Agreement at any time at our discretion without any cost to us.

Based on our current operating burn rate, our known commitments and the uncertainty of both the exercise of the warrants issued in the March 2007 private placement and our ability to sell our shares under the terms and conditions of the January 2008 financing arrangement, we do not expect our current cash resources or our near-term cash flow from operations to be adequate to maintain our operations through the execution of our business plan or until we are able to achieve positive cash flow or profitability. We view the warrants issued in the March 2007 private placement and certain other outstanding warrants as potential sources of much needed near-term cash. However, there can be no assurance that the investors will exercise a significant portion, or any additional, warrants on a timetable that will coincide with our cash requirements. Additionally, under the terms of the January 2008 arrangement, we only have the right to sell $100,000 of our common stock every three business days unless the market price of our common stock equals or exceeds $0.10 per share, in which case we can sell greater amounts. If the market price of our common stock is less than $0.052 per share on any business day, Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock. In the absence of the exercise of a significant portion of the warrants issued in the March 2007 private placement or our ability to sell our common stock under the January 2008 agreement, our current cash resources will not allow us to attain either our near or long-term business goals without interruption and without seeking additional financing or pursuing a strategic opportunity.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Operating Activities

During the three months ended March 31, 2008 and 2007 we used cash of $1.2 million and $1.0 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”), which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. Our adoption of EITF 07-03 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. FAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 159 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. EITF 07-1 addresses situations in which companies enter into arrangements with other companies to jointly develop, manufacture, distribute and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The EITF consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principle on a gross basis and report any payments received from, or made to, other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual reporting period beginning after December 15, 2008. We do not expect that the adoption of EITF 07-1 will have a material impact on our financial position or results of operations.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements regarding our future plans, strategies and expectations and describes our intent, belief or current expectations. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by us that our objectives will be achieved. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and include: our business plan, our business strategy, the characteristics and growth of our market and customers, our objectives and plans for future operations and products, the development of our products and timing of such development, level and timing of regulatory review and approval; protection of our intellectual property and trade secrets, our success in implementing our strategic, operating and people initiatives; our ability to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies and timing. and our liquidity and capital resources. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

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

We assume no obligation to, and do not currently intend to, update these forward-looking statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 4T. Controls and Procedures

Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“VP-Finance”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the “Controls Evaluation”) as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Vice President-Finance and Administration, as appropriate to allow for timely decisions regarding required disclosure. No change in internal control over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304. On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date. On January 3, 2008, the Court of Appeal dismissed the Complainants’ appeal. The Complainants subsequently petitioned the Court of Appeal to extend the time to file Complainants’ opening brief. On January 31, 2008, the Court of Appeal vacated the dismissal and extended the time to file Complainants’ opening brief. The Complainants filed an opening brief on February 29, 2008.

Item 1A. Risk Factors

We recommend that investors carefully consider the following risk factors and other information included in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. We have enumerated additional risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008. If any of the following risks, or others, occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

Risks Related to Our Financial Condition

We Will Require Additional Financing to Sustain Our Operations and Without It, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

At March 31, 2008 and December 31, 2007, we had working capital deficits of $4.1 million and $3.5 million, respectively.  Our independent registered public accounting firm’s report for the year ended December 31, 2007 includes an explanatory paragraph to the audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We reported operating cash flow deficits of $6.1 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively.

Under the terms of the Purchase Agreement we entered with Fusion Capital Fund II, LLC (“Fusion Capital”) in January 2008, we only have the right to receive $100,000 every three business days unless the market price of our common stock equals or exceeds $0.10 per share, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.052 per share. Through May 12, 2008, we have sold an aggregate of 10,241,389 shares of our common stock to Fusion Capital under the Purchase Agreement at an average price of $0.0.732 per share and have received net proceeds of $750,000. Based on the number of shares of our common stock that we registered for sale by Fusion Capital and the proceeds received from sales to Fusion Capital through May 12, 2008, the selling price of the remainder of the common stock registered under the Purchase Agreement with Fusion Capital will have to average at least $0.181 per share for us to receive the maximum proceeds of $8.0 million potentially available under the Purchase Agreement. Assuming Fusion Capital purchases the remaining 40,018,210 shares of our common stock registered under the terms of the Purchase Agreement at an average purchase price of $0.07 per share (the closing sale price of our common stock on May 12, 2008) we would only receive approximately $3.5 million in total proceeds, including the proceeds from sales through May 12, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In March 2007 we received $5.2 million in a private placement (the “March 2007 Private Placement”) that, in conjunction with the proceeds we received from the exercise of certain common stock purchase warrants, funded our operations through 2007. Those proceeds, however, are not adequate to carry us through the execution of our business plan or until we achieve positive cash flow or profitability. As part of the March 2007 Private Placement, we issued to the investors in that transaction immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of up to $13.5 million in additional financing for us. We expected that a significant portion of these short-term warrants would be exercised during 2007, providing us with additional and necessary funding. Through May 12, 2008, approximately 11.8 million of these warrants have been exercised, resulting in proceeds to us of $940,000.

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

The number of shares of our common stock ultimately offered for sale by Fusion Capital is dependent upon the number of shares Fusion Capital purchases from us under the Purchase Agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the Purchase Agreement will vary based on the market price of our common stock at the time of each sale. We expect that Fusion Capital will sell the shares we registered for its sale over a period of up to 24 months from the effective date of the registration statement, February 8, 2008. Depending upon market liquidity, Fusion Capital’s sale of shares of our common stock at any given time could cause the market price of our common stock to decline. Fusion Capital may ultimately purchase all, some, or none of the 54,000,000 shares that we registered for sale by Fusion Capital. After it has acquired such shares, it may sell all, some or none of those shares. As a result, sales to Fusion Capital by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or market anticipation of such sales, may make it more difficult for us to sell equity or equity-related securities in the future and may lower the price at which we can sell equity or equity-related securities.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The Significant Amount of Securities Issued in Recent Financings May Have a Negative Effect on the Market Price of Our Common Stock.

In February and March 2007, we issued approximately 104 million shares of common stock and warrants to purchase 155 million shares of common stock to non-affiliated investors. In our May and July 2004 financings and April 2005 financings we issued (i) promissory notes that are convertible into at least 17.6 million shares of common stock and (ii) warrants to purchase approximately 30 million shares of common stock. The approximately 104 million shares of common stock issued to non-affiliated investors in February and March 2007 became freely tradable in February and March 2008 under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). As and if the non-affiliated investors in the March 2007 private placement exercise any of the 150 million warrants issued to them in that financing, the shares of stock they would acquire upon exercise of those warrants will be saleable as soon as six months after the date of exercise of the warrants under Rule 144, if certain conditions are met. In any event, the shares of common stock acquired upon the exercise of those warrants will be freely saleable one year after the exercise of warrants.  If the non-affiliated investors holding the convertible promissory notes and warrants issued in connection with the 2004 and 2005 financings were to convert their promissory notes or exercise their warrants, most of the shares of common stock they would receive would immediately be freely tradable. Other non-affiliated investors hold approximately 160 million shares of common stock that are freely tradable. If non-affiliated investors holding a significant number of freely tradable shares decide to sell shares in the public market in a short period of time, such sales may cause significant downward pressure on the market price of our common stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

We May Need our Stockholders to Authorize Additional Shares of Common Stock or a Reverse Split of Our Common Stock in the Near Future.

From inception through May 12, 2008, we have issued approximately 379 million shares of our common stock. We have 800 million shares of common stock authorized for issuance. After considering the share reserves required under the Purchase Agreement with Fusion Capital and other recent financings and for our benefit plans, there are approximately 60 million shares of common stock remaining available for issuance in future financings or for other purposes. In addition to the potential dilutive effect of issuing such a number of shares at current prices, there is the potential that a large number of the shares may be sold in the public market at any given time, which may place additional downward pressure on the market price of our common stock. In this regard, significant downward pressure on the market price of our common stock may also cause investors to engage in short sales, which would further contribute significant downward pressure on the market price of our common stock.

If the investors in the March 2007 private placement do not exercise a significant portion of their warrants, or if we are unable to access capital from Fusion Capital under the Purchase Agreement or if we determine that accessing capital from Fusion Capital is prohibitively dilutive, we may not have enough authorized shares of common stock to issue in connection with a future financing of sufficient size to meet our needs. We may need to seek stockholder approval to increase the number of authorized shares of common stock to provide us with the flexibility to continue to finance our operations. Alternatively, we may consider a reverse split of our common stock. At current prices, our common stock is considered to be “penny stock,” which precludes it from trading on a stock exchange or other major trading market and prevents major institutional investors and many foreign investors from holding it in their portfolios. If our stockholders are requested to, and approve, a reverse stock split, we would likely keep the number of authorized shares of common stock the same as it is now, which would provide us with greater flexibility to issue stock for future financings or for other purposes. There can be no assurance, however, that the post-reverse split market price of our common stock would continue to reflect the ratio used in a reverse stock split. While there is no impending announcement of a reverse stock split, such an announcement may also cause certain investors to engage in short sales, which may further contribute significant downward pressure on the market price of our common stock. Moreover, there can be no assurance that our stockholders would, if so requested, approve either of these alternatives. If they do not, we may not be able to continue financing our operations and we would have to revise our business plan, curtail our operations, or both.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the three month period ended March 31, 2008, we issued the following securities that were not registered under the Securities Act:

In January 2008, we entered into a Purchase Agreement, commonly referred to as an equity line transaction, with Fusion Capital Fund II, LLC, an accredited investor and underwriter, in a transaction exempt from registration under Section 4(2) and Rule 506 of Regulation D of the Securites Act, pursuant to which Fusion Capital is required to purchase, under certain conditions, up to $8 million of our common stock over a two year period. In January 2008, we issued 3,490,401 shares of our common stock to Fusion Capital as a commitment fee for entering into the Purchase Agreement. We also issued 250,000 shares of our common stock to Fusion Capital in December 2007 as reimbursement of due diligence expenses incurred by it in connection with the Purchase Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the first quarter of 2008.

Item 5. Other Information – Subsequent Events

Issuance of 8% Convertible Notes in payment of interest

Effective April 3, 2008, we issued an aggregate of approximately $109,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “April 2008 Interest Notes”) on the aggregate of the $5.4 million outstanding principal balance of the April 4, 2005 Notes and the subsequent quarterly interest notes. The April 2008 Interest Notes are due on April 3, 2009.

Sales of Common Stock

From April 1, 2008 through May 12, 2008, we sold an aggregate of 7,930,278 shares of our common stock to Fusion Capital under the terms of the Purchase Agreement at an average price of $0.063 per share and received proceeds of $500,000.

Option Grants

On April 1, 2008, we granted options under our 2004 Incentive Plan to employees and certain consultants to purchase an aggregate of 20,020,000 shares of our common stock at an exercise price of $0.065 per share, the market price of our common stock on the date of the grant.

Item 6. Exhibits

  (a)  Exhibits

10.185
Common Stock Purchase Agreement, dated as of January 16, 2008, with Fusion Capital Fund II, LLC (Incorporated herein by reference to Exhibit 10.185 of the Company’s Current Report on Form 8-K filed on January 23, 2008).

10.186
Registration Rights Agreement, dated as of January 16, 2008, with Fusion Capital Fund II, LLC (Incorporated herein by reference to Exhibit 10.186 of the Company’s Current Report on Form 8-K filed on January 23, 2008).

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

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: May 13, 2008	By:	/s/ Jerrold D. Dotson
Jerrold D. Dotson
Vice President – Finance and Administration
(Principal Accounting Officer)