Form 10-Q
period 2008-06-30
CALYPTE BIOMEDICAL CORP
filed 2008-08-14
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

ORv122905

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

The registrant had 404,937,957 shares of common stock outstanding as of July 31, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$345	$776
Accounts receivable, net of allowance of $1 at June 30, 2008 and December 31, 2007	32	-
Inventory	501	520
Prepaid expenses	199	320
Other current assets	9	21

Total current assets	1,086	1,637

Property and equipment, net of accumulated depreciation of $901 and $761 at June 30, 2008 and December 31, 2007, respectively	3,170	3,095
Intangible assets, net of accumulated amortization of $545 and $436 at June 30, 2008 and December 31, 2007, respectively	2,389	2,498
Deferred offering costs, net of accumulated amortization of $36 at June 30, 2008	306	-
Other assets	296	226

	$7,247	$7,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,210	$2,976
Advances from related parties	2,202	2,071
8% Convertible notes payable, net of discount of $859	4,649	-
7% Notes payable to a related party including accrued interest of $590, net of discount of $489	4,301	-
12% Convertible debentures payable	60	60
Anti-dilution obligation	-	32

Total current liabilities	14,422	5,139

Deferred rent obligation	28	28
8% Convertible notes payable, net of discount of $1,283	-	4,007
7% Notes payable to a related party including accrued interest of $443, net of discount of $715	-	3,928
Minority interest in consolidated joint ventures	-	69
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at June 30, 2008 and December 31, 2007; 100,000 shares issued and outstanding at June 30, 2008 and December 31, 2007; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,236	3,176

Total liabilities	17,686	16,347

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at June 30, 2008 and December 31, 2007; 394,017,957 and 357,241,802 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	11,821	10,717
Additional paid-in capital	158,838	156,202
Other comprehensive income	128	103
Accumulated deficit	(181,226)	(175,913)

Total stockholders’ deficit	(10,439)	(8,891)

	$7,247	$7,456

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Product sales	$95	$282	$283	$334

Operating costs and expenses:
Cost of product sales	64	216	263	251
Research and development expenses	383	250	747	595
Selling, general and administrative expenses (non-cash of $1,266 and $1,397 for the three and six months ended June 30, 2008, respectively, and non-cash of $47 and $398 for the three and six months ended June 30, 2007, respectively)	2,501	1,272	3,778	2,459

Total operating expenses	2,948	1,738	4,788	3,305

Loss from operations	(2,853)	(1,456)	(4,505)	(2,971)

Interest income (expense), net (non-cash expense of ($534) and ($899) for the three and six months ended June 30, 2008, respectively, and non-cash income of $627 and expense of ($699) for the three and six months ended June 30, 2007, respectively)	(607)	549	(1,048)	(858)

Minority interest in losses of consolidated joint ventures	123	125	240	188
Other income, net	-	10	-	82

Loss before income taxes	(3,337)	(772)	(5,313)	(3,559)

Income taxes	-	-	-	(2)

Net loss	(3,337)	(772)	(5,313)	(3,561)

Deemed dividend attributable to modification of warrants issued in March 2007 Private Placement	(2,941)	-	(2,941)	-

Net loss applicable to common stockholders	(6,278)	(772)	(8,254)	(3,561)

Other comprehensive earnings:
Gain on foreign currency translation	10	-	25	-

Comprehensive loss	$(6,268)	$(772)	$(8,229)	$(3,561)

Net loss per share applicable to common stockholders (basic and diluted)	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares used to compute net loss per share applicable to common stockholders (basic and diluted)	380,332	341,395	372,136	285,425

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(5,313)	$(3,561)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	227	205
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts and deferred debt issuance and other offering costs	686	1,321
Non-cash severance expense related to modifications of Series A Warrants and Series B Warrants issued in March 2007 Private Placement	350	-
Dividends on mandatorily redeemable Series A preferred stock	60	60
Anti-dilution obligation and note derivative liability	(32)	(913)
Extension of maturity of August 2006 Additional Warrants	-	29
Stock-based employee compensation expense	906	22
Fair market value of common stock, warrants, and options granted to non-employees	205	418
Loss on disposition of equipment	-	19
Minority interest in joint venture losses	(240)	(188)
Changes in operating assets and liabilities:
Accounts receivable	(31)	(38)
Inventory	19	(30)
Prepaid expenses and other current assets	128	65
Accounts payable, accrued expenses and other current liabilities	563	(96)

Net cash used in operating activities	(2,472)	(2,687)

Cash flows from investing activities:
Purchases of equipment	(14)	(57)

Net cash used in investing activities	(14)	(57)

Cash flows from financing activities:
Proceeds from sale of stock	2,010	5,425
Expenses related to sales of stock	(44)	(1)
Proceeds from notes issued to a related party	-	508
Repayment of notes issued to a related party	-	(321)
Investment in joint ventures by minority interest	93	199
Principal payment on capital lease obligations	-	(131)

Net cash provided by financing activities	2,059	5,679

Net increase (decrease) in cash and cash equivalents	(427)	2,935

Effect of foreign currency exchange rates on cash	(4)	(133)

Cash and cash equivalents at beginning of period	776	372

Cash and cash equivalents at end of period	$345	$3,174

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007

Supplemental disclosure of cash flow activities:
Cash paid for interest	$150	$161
Cash paid for income taxes	-	2

Supplemental disclosure of noncash activities:
Conversion of notes payable and accrued interest to common stock	-	92
Conversion of accrued interest into notes payable	217	199
Common stock issued in payment of accrued compensation	-	438
Common stock issued for fees and expenses under Purchase Agreement with Fusion Capital	372	-

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

(1)    The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Since the third quarter of 2007, our research and development operations and our administrative offices have been combined in a facility in Portland, Oregon that also includes space for manufacturing operations. Through our 51%-owned joint ventures, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”), we have manufacturing and marketing operations in Beijing, China. The remaining 49% of each of the joint ventures is owned by an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 18% of our outstanding stock. During 2007, we established representative sales and marketing offices in Dubai, United Arab Emirates and in Geneva, Switzerland.

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

Our current revenues from international sales of our HIV-1/2 Rapid Tests and sales of the BED Incidence Test are not adequate to support our business operations, requiring that we also rely on external financing sources to pursue our business milestones and achieve profitability. Although we are optimistic that our efforts to commercialize the HIV-1/2 Rapid Tests will generate the revenue stream necessary to support our operations and achieve our financial objectives of sustained profitable operations and increased stockholder value, there can be no assurance that we will achieve expanded acceptance of or realize significant revenues from the sale of the HIV-1/2 Rapid Tests or the BED Incidence Test or other new products that we may develop or market, or that we will achieve and sustain profitability and positive cash flows in the future.

During the first half of 2008, we incurred a net loss of $5.3 million. At June 30, 2008, we had a working capital deficit of $13.3 million and our stockholders’ deficit was $10.4 million. Based upon our financial condition at December 31, 2007, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2007 financial statements citing substantial doubt about our ability to continue our business operations as a going concern. Our cash balance at June 30, 2008 was $0.3 million, which, by itself, is insufficient to fund our operations through the remainder of 2008. If we are unable to obtain sufficient additional financing, we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

In March 2007, we received $5.2 million proceeds from the March 2007 private placement that funded our operations through 2007. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable warrants expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable warrants expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share as a potential source of additional financing. Through March 31, 2008, the investors in the March 2007 private placement had exercised an aggregate of 11,750,000 of the warrants exercisable at $0.08 per share and we had received $940,000 in proceeds. As described more completely in Note 6, Stockholder’s Deficit, in June 2008, we reduced the exercise price of the Series A Warrants for the four primary investors in the March 2007 Private Placement from $0.08 per share to $0.05 per share and extended the term for one year to June 28, 2009. We also extended the term of the Series B Warrants for one year to September 28, 2009. In exchange for these modifications, the investors in the March 2007 Private Placement agreed to exercise re-priced Series A Warrants to purchase an aggregate of 20,000,000 shares of our common stock by July 18, 2008. At June 30, 2008, three of the investors had exercised Series A Warrants to purchase an aggregate of 10,000,000 shares of our common stock and we had received cash proceeds of $500,000. As also described more completely in Note 6, Stockholder’s Deficit, we entered into a financing arrangement in January 2008 under which the investor is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period. Through June 30, 2008, we had sold an aggregate of approximately 13,800,000 shares of our common stock and received cash proceeds of $950,000 under this arrangement. The recent market price of our common stock has prevented us from selling additional shares under this arrangement.

Given the current market price of our common stock, our present cash resources and the financing arrangement we entered during the first quarter of 2008 will not allow us to fully attain our business milestones without interruption unless a significant portion of the remaining warrants issued in the March 2007 private placement are exercised. There can be no assurance that the investors will exercise such warrants and, accordingly, we may need to seek additional financing or pursue a strategic opportunity. At June 30, 2008, we do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all. In March 2007, we extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009. Additionally, in December 2007 we entered into a one-year agreement with Marr under which it can convert its holdings of these securities into shares of our common stock at $0.16 per share. At June 30, 2008, we owed an aggregate of approximately $10.3 million under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility plus the related accrued interest. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future. Additionally, the presence of a significant number of unexercised warrants may also unfavorably impact our ability to raise additional financing. Furthermore, the remaining number of authorized shares of our common stock available for use in future financing transactions may be insufficient to raise such capital as will be required to allow us to fully attain our business milestones and achieve positive cash flow. Although we expect to be able to raise additional capital, when and as necessary, there can be no assurance that we will secure such financing or enter into such strategic agreements, or that our stockholders would approve the terms of such agreements or financing, if so required, to allow us to fully attain our business milestones and achieve positive cash flow.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position as of June 30, 2008 and the results of our operations and our cash flows for the three month and six month periods ended June 30, 2008 and 2007. The accompanying condensed consolidated balance sheet at December 31, 2007 has been derived from our audited financial statements at that date. Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period. This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2007 included in our Form 10-K filed with the SEC on March 31, 2008.

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

June 30, 2008 and 2007
(Unaudited)

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

Segment and Geographic Information

Our operations are currently confined to the development and sale of HIV diagnostics. The following table summarizes our product sales revenues by product for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

AwareTM BED HIV-1 Incidence Tests	$69	$154	$221	$192
AwareTM Rapid HIV Diagnostic Tests	25	128	61	142
All other	1	-	1	-

Revenue from product sales	$95	$282	$283	$334

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

Sales to international customers accounted for approximately 51% and 7% of our revenues in the second quarter of 2008 and 2007, respectively. Three customers accounted for approximately 71% of our second quarter 2008 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our second quarter 2008 revenue. A domestic educational institution and a domestic association of public health laboratories purchased BED Incidence Tests representing 24% and 20%, respectively, of second quarter 2008 revenues for use in their international research projects. Four customers accounted for approximately 65% of our second quarter 2007 revenue. Purchases of our AwareTM HIV-1/2 oral fluid rapid tests by our former Russian distributor accounted for 29% of our second quarter 2007 revenue. The Chinese CDC purchased BED Incidence tests representing 15% of our second quarter 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 11% of our second quarter 2007 revenue. A distributor in Iraq purchased oral fluid rapid tests representing 10% of our second quarter 2007 revenue.

International sales accounted for approximately 68% and 89% of our revenues for the first half of 2008 and 2007, respectively. Three customers accounted for approximately 53% of our revenue for the first half of 2008. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 21% of our revenue for the first half of 2008. The Chinese CDC purchased BED Incidence Tests representing 18% of our first half 2008 revenue. The New York State Department of Health purchased BED Incidence Tests representing 14% of our first half 2008 revenue. Four customers accounted for approximately 62% of our revenue for the first half of 2007. Purchases of our AwareTM HIV-1/2 oral fluid rapid tests by our former Russian distributor accounted for 23% of our first half 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 16% of our first half 2007 revenue. The Chinese CDC purchased BED Incidence tests representing 13% of our first half 2007 revenue. BED Incidence Test purchases by the CDC’s New York testing lab accounted for an additional 10% of our first half 2007 revenue.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these consolidated financial statements. Outstanding options and warrants for 225,721,223 shares and 237,105,423 shares were excluded from the computation of loss per share for the three and six month periods ended June 30, 2008 and 2007, respectively, as their effect is anti-dilutive. The computation of loss per share also excludes 58,688,246 shares and 16,938,951 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and, in 2008, 7% Notes issued under the Marr Credit Facilty for the three and six month periods ended June 30, 2008 and 2007, respectively, as their effect is also anti-dilutive.

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

June 30, 2008 and 2007
(Unaudited)

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for fiscal years beginning after December 5, 2008. We do not expect that the adoption of SFAS 141 (R) will have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which introduces changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. The changes introduced by SFAS 160 include reporting noncontrolling interest (previously referred to as minority interest) as part of equity in the consolidated financial statements; allocating losses to the noncontrolling interest even when such allocation might result in a deficit balance and reduce the loss allocated to the controlling interest; treating changes in ownership interests as equity transactions if control is maintained; and recognizing in earnings any gain or loss on the interest sold upon a loss of control, with the retained interest remeasured at fair value on the date control is lost. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact on our consolidated financial statements of adopting SFAS No. 160.

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

June 30, 2008 and 2007
(Unaudited)

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

(3)    Inventory

Inventory as of June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007

Raw materials	$422	$398
Work-in-process	18	91
Finished goods	61	31

Total inventory	$501	$520

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007

Trade accounts payable	$1,614	$1,530
Accrued royalties	62	65
Accrued salary, severance and vacation pay	235	50
Customer prepayments on purchases	92	90
Accrued interest	128	125
Accrued audit, legal and consulting expenses	153	276
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	201	145
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing operation	348	327
Other	147	138

Total accounts payable and accrued expenses	$3,210	$2,976

(5)     Notes and Debentures Payable

The following table summarizes note and debenture activity for the six months ended June 30, 2008 (in thousands):

	Balance 12/31/07	Additions	Conversion to Equity	Repayments	Balance 6/30/08	Discount at 6/30/08	Net Balance at 6/30/08

8% Secured Convertible Notes -
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest		108			108
April 3, 2008 Interest	-	110	-	-	110

Total 8% Secured Convertible Notes	$5,290	$218	$-	$-	$5,508	$(859)	$4,649

7% Promissory Notes to related party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$(489)	$3,711

12% Convertible Debentures -
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

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

Effective April 3, 2008 we issued an aggregate of approximately $110,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “April 2008 Interest Notes”) on the aggregate of then-outstanding $5.4 million outstanding principal balance of the April 4, 2005 Notes and the related quarterly interest notes. The April 2008 Interest Notes are due on April 3, 2009. As permitted by the Amendment Agreement we entered with Marr effective July 3, 2007, there are no registered shares of our common stock underlying the interest note in the face amount of approximately $71,000 issued to Marr on April 3, 2008.

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

See Note 10, Subsequent Events, regarding additional Secured 8% Convertible Notes issued in payment of interest on July 3, 2008.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

Interest Expense

The table below summarizes the components of interest expense for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Interest expense on debt instruments paid or payable in cash	$(74)	$(80)	$(150)	$(161)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(112)	(102)	(221)	(202)
Amortization and proportional write-off upon conversion of 8% convertible note discounts and deferred offering costs through original maturity date	-	-	-	(1,208)
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and Marr Credit Facility notes	(392)	(113)	(650)	(113)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February 2007 and March 2007 Private Placements	-	901	32	913
Expense attributable to extension of maturity of August 2006 Additional Warrants	-	(29)	-	(29)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	(60)	(60)

Total non-cash items	(534)	627	(899)	(699)

Total interest (expense) income	(608)	547	(1,049)	(860)

Interest income	1	2	1	2

Net interest (expense) income	$(607)	$549	$(1,048)	$(858)

(6)    Stockholders’ Deficit

Equity Line with Fusion Capital

On January 16, 2008, we entered into an equity line transaction with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”), pursuant to which we may sell up to $8.0 million of our common stock to Fusion Capital in amounts between $100,000 and $1.0 million, depending on certain conditions, from time to time over a 24-month period beginning February 8, 2008, the date on which the Securities and Exchange Commission (“SEC”) declared effective the registration statement related to the transaction. The purchase price of the shares will be determined based upon the market price of our common stock without any fixed discount. We cannot sell shares to Fusion Capital if the market price of our common stock is below $0.052 per share. In January 2008, we issued 3,490,401 shares of our common stock to Fusion Capital as a commitment fee for entering into the equity line. In December 2007, we issued 250,000 shares of our common stock to Fusion Capital for reimbursement of due diligence expenses related to the equity line. We have recorded the aggregate value of the commitment fee shares and due diligence fee shares issued to Fusion Capital, approximately $342,000, as a Deferred Offering Cost and are recognizing this cost as an expense of selling our stock under the equity line in an amount equivalent to the proportional amount of each sale in relation to the total commitment amount. Through June 30, 2008, we have sold an aggregate of 13,831,133 shares of our common stock to Fusion Capital at an average price of $0.0687 per share and have received proceeds of $950,000. Under the terms of an investment banking agreement with Capstone Investments (“Capstone”), we are required to issue to Capstone as a fee for services the number of shares equal to 4% of the number of shares sold to Fusion Capital. Through June 30, 2008, we have issued an aggregate of 553,246 shares of our common stock to Capstone.

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

June 30, 2008 and 2007
(Unaudited)

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

Modification of Series A Warrants and Series B Warrants Issued in the March 2007 Private Placement and Deemed Dividend

On June 12, 2008, we entered into agreements with the four primary investors in the March 2007 Private Placement to modify the Series A common stock purchase warrants (the “Series A Warrants”) and the Series B common stock purchase warrants (the “Series B Warrants”) issued in the March 2007 Private Placement. We reduced the exercise price of the remaining unexercised Series A Warrants from $0.08 per share to $0.05 per share and extended their expiration date by one year to June 28, 2009. We also extended the expiration date of the Series B Warrants by one year to September 28, 2009. The investors agreed to exercise re-priced Series A Warrants to purchase an aggregate of 20,000,000 shares of our common stock by July 18, 2008. Through June 30, 2008, three investors had exercised Series A Warrants to purchase an aggregate of 10,000,000 shares of our common stock and we had received cash proceeds of $500,000. See Note 10, Subsequent Events, regarding additional warrant exercises occurring after June 30, 2008. On June 25, 2008, we also agreed to reduce the exercise price to $0.05 per share and extend by one year the expiration date of the Series A Warrants and extend by one year the expiration date of the Series B Warrants issued to a former officer who participated in the March 2007 Private Placement. On June 30, 2008, the former officer exercised Series A warrants to purchase 850,000 shares of our common stock and we received cash proceeds of $42,500. We have recognized a deemed dividend of $2,941,000 in our Condensed Consolidated Statement of Operations attributable to the incremental fair value resulting from reducing the exercise price and extending the expiration of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

	Series A Warrants		Series B Warrants
	Pre-modification	Post-modification	Pre-modification	Post-modification

Number of shares	92,096,154	92,096,154	51,923,077	51,923,077
Exercise price	$0.0800	$0.0500	$0.1100	$0.1100
Term (years)	0.008 - 0.047	1.008 - 1.047	0.260 - 0.299	1.260 - 1.299
Volatility	97.73% - 127.19%	124.94% - 127.37%	128.69% - 140.82%	121.34% - 124.08%
Interest Rate	1.49% - 1.91%	2.47% - 2.48%	1.81% - 1.96%	2.47% - 2.48%
Expected dividend rate	0%	0%	0%	0%

Option value per share	$0.0000 to $0.0001	$0.0242 - $0.0265	$0.0033 - $0.0043	$0.0170 - $0.0176

On April 1, 2008, another officer who participated in the March 2007 Private Placement exercised Series A Warrants at $0.08 per share to purchase 323,669 shares of our common stock. On June 10, 2008, in connection with an expected management change, the Compensation Committee of our Board of Directors agreed to extend the expiration date of the unexercised Series A Warrants and the Series B Warrants issued to this officer by two additional years, to June 28, 2010 and September 28, 2010, respectively. The officer, who remains a member of our Board of Directors, resigned on June 16, 2008. We recognized $350,000 of non-cash expense in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations attributable to the incremental fair value resulting from extending the expiration of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

	Series A Warrants		Series B Warrants
	Pre-modification	Post-modification	Pre-modification	Post-modification

Number of shares	7,948,201	7,948,201	4,135,935	4,135,935
Exercise price	$0.0800	$0.0800	$0.1100	$0.1100
Term (years)	0.049	2.049	0.301	2.301
Volatility	96.25%	133.67%	127.80%	130.34%
Interest Rate	2.00%	2.91%	2.02%	2.91%
Expected dividend rate	0%	0%	0%	0%

Option value per share	$0.0001	$0.0310	$0.0038	$0.0291

Warrants, options and stock grants

At June 30, 2008, we had warrants outstanding to purchase an aggregate of 182,200,851 shares of our common stock at a weighted average price of $0.092 per share, as summarized in the following table:

		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Series A warrants issued in connection with March 2007 Private Placement	89,194,355	$0.053	June 28, 2009, except 7,948,201 on June 28, 2010
Series B warrants issued in connection with March 2007 Private Placement	56,059,012	$0.110	September 28, 2009, except 4,135,935 on September 28, 2010
Warrants issued in connection with February 2007 Private Placement	2,916,668	$0.104	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February 2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Private Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs, including warrants issued to placement agents	4,270,300	$0.452	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.221	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued warrants in connection with July 2006 Warrant Re-pricing	4,057,946	$0.138	April 3, 2009
Warrants issued for investment banking services	500,000	$0.085	October 31, 2011
All other	150,283	$0.506	February 11, 2009 to May 6, 2009

	182,200,851	$0.092

On April 1, 2008, we granted stock options to purchase an aggregate of 1,500,000 shares of our common stock at $0.065 per share, the market price on the date of the grant, to two consultants. The options have a term of 10 years from the date of grant. Options to purchase 1,000,000 shares are immediately exercisable; options to purchase an additional 250,000 shares become exercisable on the first anniversary of the grant and options to purchase the remaining 250,000 shares become exercisable on the second anniversary of the grant. We utilized the Black Scholes option pricing model with the following assumptions to determine the valuation of the options as of the date of grant:

Exercise Price per share	$0.065
Dividend yield	0%
Expected volatility	197.83%
Risk-free interest rate	3.68%
Contractual term (in years)	10.00

Valuation per share	$0.0649

At June 30, 2008, we have recognized approximately $48,000 and $16,000 of non-cash research and development and selling, general and administrative expenses, respectively, attributable to these options. In conjunction with the grant of options to purchase 500,000 shares, one of the consultants agreed to modify the expiration of previously vested options to purchase 5,000,000 shares of our common stock exercisable at $0.585 per share from May 28, 2013 to May 28, 2008. The modified options expired unexercised at May 28, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

During the first quarter of 2008, we issued stock grants for an aggregate of 200,000 shares of our common stock to certain employees under the terms of our 2000 Equity Incentive Plan and recorded non-cash research and development expense of $28,000. We also granted 562,000 shares of our unregistered common stock to a consultant under the terms of a consulting agreement and recognized approximately $74,000 of non-cash selling, general and administrative expense through June 30, 2008, net of prepayments. During the second quarter of 2008, we granted 50,000 registered shares of our common stock to a consultant under the terms of our 2000 Equity Incentive Plan pursuant to a letter agreement and recognized approximately $3,000 of non-cash selling, general and administrative expense.

(7) Share Based Payments

We maintain stock compensation plans for our employees and directors which are described in Note 12, Share Based Payments, in the Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K filed with the SEC on March 31, 2008. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires that we recognize the fair value of stock compensation, including stock options, in our statement of operations. We recognize the stock compensation expense over the requisite service period of the individual grantees, which is generally the same as the vesting period of the grant. All of our stock compensation is accounted for as an equity instrument.

On April 1, 2008, when the market price of our common stock was $0.065 per share, we granted options to purchase 18,520,000 shares of our common stock at that price to our employees. In conjunction with the grants to purchase 2,100,000 of those shares, certain employees agreed to modify the expiration of previously vested options to purchase 2,100,000 shares at prices between $0.585 per share and $1.40 per share from expiration dates ranging from May 28, 2013 through April 26, 2014 to May 28, 2008. The modified options expired unexercised at May 28, 2008. On June 17, 2008, when the market price of our common stock was $0.047 per share, we granted an option to purchase 1,000,000 shares of our common stock to a new officer under the terms of an Employment Agreement (see Note 8, Related Party Transactions). We did not grant any options to employees or members of our Board of Directors during the first quarter of 2008 or during the first half of 2007. We utilized the Black-Scholes option pricing model with the following weighted average assumptions as of the date of grant for estimating the fair value of the stock compensation granted during the first half of 2008:

Exercise Price per share	$0.064
Dividend yield	0%
Expected volatility	154.97%
Risk-free interest rate	3.00%
Expected life (in years)	5.71

Valuation per share	$0.0589

Under the provisions of SFAS 123R, we have recorded approximately $809,000 of stock based employee compensation expense in our condensed consolidated statement of operations for the six months ended June 30, 2008 attributable to the employee options granted during the second quarter of 2008 and to options granted to non-employee members of our Board of Directors in the fourth quarter of 2007. In conjunction with the expected management change described in Note 8, Related Party Transactions, we accelerated the vesting of options to purchase 2,500,000 shares of our common stock previously issued to one of our officers. We further modified outstanding options, including those for which the vesting was accelerated, to purchase an aggregate of 5,850,000 shares of our common stock to extend the post-employment exercise period during which the officer may exercise the options to two years following the termination of his employment. We recorded an additional $97,000 in stock based employee compensation expense related to these modifications in the second quarter of 2008. We recorded approximately $22,000 of stock based compensation expense during the first half of 2007 attributable to unvested options at the date of our adoption of SFAS 123R. We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so. We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options. We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. To-date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options. We have historically granted options having a ten year contractual term to our employees and directors.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

The following table summarizes option activity for all of our stock option plans from December 31, 2007 through June 30, 2008:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2007	31,863,354	$0.331	8.01	$39,784
Options granted at market price	21,020,000	$0.064
Options exercised	(24,038)	$0.010
Options forfeited	-	-
Options expired	(9,338,944)	$0.599
Options outstanding at June 30, 2008	43,520,372	$0.145	8.97	$22,000
Options vested and exercisable at December 31, 2007	24,275,855	$0.399	7.43	$39,784
Options vested and exercisable at June 30, 2008	26,218,427	$0.185	8.54	$13,000

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at June 30, 2008, $0.056 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”). The aggregate intrinsic value of options exercised at the time they were exercised was approximately $3,000.

The following table summarizes information about stock options outstanding under all of our option plans at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$ 0.03 to $0.047	1,500,000	9.50	$0.041	500,000	$0.030
$ 0.065	20,020,000	9.75	$0.065	11,225,000	$0.065
$ 0.11	15,808,402	9.41	$0.110	8,308,402	$0.110
$ 0.13 to $ 0.56	4,068,959	4.84	$0.271	4,062,014	$0.271
$ 0.585 to $120.00	2,123,011	5.85	$0.982	2,123,011	$0.982
$0.03 to $ 120.00	43,520,372	8.97	$0.145	26,218,427	$0.185

At June 30, 2008, the expected compensation cost of options outstanding but not yet vested was approximately $1,001,000. We expect to recognize this cost over a weighted average period of approximately 1.1 years. We did not record any income tax benefits for stock-based compensation arrangements for the six month periods ended June 30, 2008 or 2007, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

(8) Related Party Transactions

As described in Note 5, on January 3, 2008 and April 3, 2008, we issued 8% Secured Convertible Notes in the face amount of $70,000 and $71,000, respectively, to Marr in payment of interest for the period October 4, 2007 through January 3, 2008 and for the period January 4, 2008 through April 3, 2008. At June 30, 2008, Marr holds an aggregate of $3,563,000 of our 8% Secured Convertible Notes and $4,200,000 of our 7% Notes issued under the Marr Credit Facility, plus $590,000 of related accrued interest, all of which is convertible at $0.16 per share through December 4, 2008. Additionally, Marr holds approximately 18% of our outstanding common stock.

As described in Note 6, Stockholders’ Deficit, on April 1, 2008, Mr. Roger I. Gale, then President, Chief Executive Officer and Chairman of our Board of Directors, exercised Series A Warrants issued to him pursuant to his investment in the March 2007 Private Placement at $0.08 per share to purchase 323,669 shares of our common stock. Additionally, on June 10, 2008, in conjunction with an expected management change, the Compensation Committee of our Board of Directors extended the expiration of Mr. Gale’s unexercised Series A Warrants and Series B Warrants by two years to June 28, 2010 and September 28, 2010, respectively. Additionally, as described in Note 7, Share Based Payments, the Compensation Committee also modified outstanding options previously issued to Mr. Gale by accelerating the vesting of all of his unvested options and extending the post-employment exercise period during which Mr. Gale may exercise his options for two years following the termination of his employment. Mr. Gale resigned as President and Chief Executive Officer on June 16, 2008.

On June 12, 2008, we entered into an employment agreement with Donald N. Taylor appointing him as President and Chief Executive Officer effective on the date we received a binding commitment for sufficient capital to fund our operations for a two month period. This occurred on June 16, 2008, after the four primary investors in the March 2007 Private Placement agreed to exercise an aggregate of $1,000,000 of Series A Warrants for which the exercise price had been reduced, as described in Note 6, and upon the resignation of Mr. Gale as President and Chief Executive Officer. Mr. Taylor was recommended to the Board of Directors by one of our directors, Mr. Max Soulimov, acting on behalf of Marr. Since February 2007, Mr. Taylor has served as, and will continue to serve as, Chief Executive Officer of Swivel Secure Ltd., a United Kingdom-based company providing tokenless authentication software and primarily owned by The Marr Group, which is an affiliate of Marr. Mr. Taylor’s employment agreement is for an initial two-year term, with automatic annual renewals, unless terminated at least 60 days prior to the end of an employment term. Mr. Taylor will be paid an annual base salary of $150,000. In addition, Mr. Taylor is to be granted an award of 1,000,000 shares of our common stock and has been granted a stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.047, the closing market price of our common stock on the date of grant. The stock option vests 50% on December 1, 2008 and 50% on June 1, 2009. Mr. Taylor is also entitled to an annual performance-based bonus of up to 50% of his annual base salary. Mr. Taylor will be reimbursed for up to $15,000 of personal travel expenses per year and up to $2,500 for legal and tax advice in connection with his employment with the Company. We will pay up to six months of severance and health benefits in the event Mr. Taylor is terminated without “cause” (as defined in the employment agreement) or “upon another event of termination” (as defined in the employment agreement).

(9) Contingencies

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles – Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304. On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date. On January 3, 2008, the Court of Appeal dismissed the Complainants’ appeal. The Complainants subsequently petitioned the Court of Appeal to extend the time to file Complainants’ opening brief. On January 31, 2008, the Court of Appeal vacated the dismissal and extended the time to file Complainants’ opening brief. The Complainants filed an opening brief on February 29, 2008. We filed our Respondent’s brief on July 23, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

(10)    Subsequent Events

Issuance of 8% Convertible Notes in payment of interest

Effective July 3, 2008, we issued an aggregate of approximately $111,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “July 2008 Interest Notes”) on the aggregate of the $5.5 million outstanding principal balance of the April 4, 2005 Notes and the subsequent quarterly interest notes. The July 2008 Interest Notes are due on April 3, 2009.

Warrant Exercises

On July 21, 2008, one of the investors in the March 2007 Private Placement exercised Series A Warrants at $0.05 per share to purchase 9,920,000 shares of our common stock and we received cash proceeds of $496,000. Refer to Note 6, Stockholders’ Deficit.

On July 3, 2008, we amended a common stock purchase warrant to purchase 1,666,667 shares of our common stock issued to an investor in the February 2007 Private Placement to reduce the exercise price from $0.104 per share to $0.05 per share. On August 1, 2008, the investor exercised warants to purchase 416,667 shares and we received cash proceeds of $20,833.

Working Capital Loan to Beijing Marr

On July 8, 2008, we entered into a loan agreement with the chief executive officer of Beijing Marr under which we provided an interest-free loan in the amount of $50,000 to the officer, who in turn was immediately required to loan the proceeds to Beijing Marr for working capital purposes. Beijing Marr must repay the loan to the officer following the governmental approval of an increase in its registered capital and the receipt of additional registered capital from the joint venture partners. The officer must repay the loan to us within five days of Beijing Marr’s receipt of the additional registered capital.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Significant highlights for the second quarter of 2008 were as follows:

•
We continued to focus on commercializing our AwareTM HIV-1/2 Rapid Tests, primarily in international markets and to expand the marketing and sales of our HIV-1/2 Rapid Tests in those countries in which we currently have regulatory approval or expect we will soon receive such approval. During the first half of 2008, we concentrated our commercialization and marketing efforts in India, the United Arab Emirates (the “UAE”) and Russia, while continuing to make sales in Africa, primarily through our South African distributor.

•
In India, we continue to evaluate in-country markets and distribution options to position our HIV-1/2 OMT Rapid test as a non-invasive alternative to the exclusive use of blood tests for HIV diagnosis. Our representatives in India continue to pursue further sales of our rapid test to paramilitary organizations within the Indian government.

•	In the Middle East, we continued to pursue business opportunities through our representative office in Dubai, primarily targeting the UAE, which granted our first approval in that region.

•
In China, aAfter a regulatory approval process that began in January 2006, the Chinese State Food and Drug Administration (“SFDA”) notified us in April 2008 that our AwareTM HIV-1/2 oral fluid (OMT) rapid test had received registration and marketing approval. With the medical devices manufacturing permit received earlier this year, our Beijing Marr joint venture is now able to manufacture, market, distribute and sell the Aware™ HIV-1/2 OMT test throughout China. Beijing Marr will handle the product launch in China. There can, however, be no assurance that we will be able to manufacture, market, distribute or sell the product in China for numerous reasons, including various barriers to entry into the market, due to language, culture and lack of experience. If we are not able to, or successful in, the manufacture, marketing, distribution or sales of our product in China, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

•
The registration and marketing approval, along with the manufacturing permit, received from the SFDA also provides us with approval of our AwareTM HIV-1/2 OMT rapid test “in the country of manufacture.” This is an important milestone because many countries require that imported products have approval in the country of manufacture. Absence of this approval has hampered our ability to register and market the test in a number of countries, a hurdle we believe we can now overcome by producing the domestically approved Aware™ product in our Chinese factory for export. There can, however, be no assurance that we will be able to successfully register and market the test in those countries now because we may, nonetheless, face other registration and marketing hurdles. If this were to occur, it could have a material adverse affect on our business, results of operations, liquidity and financial condition.

•
We continue to develop a complementary oral fluid test using an alternative antigen that will enable us to market a completely non-invasive screening and confirmation testing system for HIV-1/2. Our current AwareTM HIV-1/2 OMT rapid test is based on a recombinant protein antigen. We are engaged in preclinical development and evaluation activities for a second oral fluid test using a synthetic peptide antigen. This second test will provide us with a fully non-invasive testing protocol in accordance with the WHO rapid testing guideline algorithm, which requires two distinct non-invasive rapid tests. We believe that such a protocol will benefit current diagnostic and treatment efforts, while helping us to achieve sales in regions that adhere to the WHO testing algorithm. We expect to be able to produce this new test from all sites that manufacture our current AwareTM products. There can, however, be no assurance that we will be able to successfully develop, produce or market the alternative antigen test due to regulatory, technological or marketing hurdles. If we are unsuccessful in this endeavor, it could have a material adverse affect on our business, results of operations, liquidity and financial condition.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

•
We continue to conduct pre-clinical development activities with the objective of filing an IDE with the U.S. CDC late in 2008 for an oral fluid HIV rapid test product using an alternative lateral flow platform. Our plans also include developing and commercializing a lateral flow platform design suitable for over-the-counter applications, permitting our entry into the HIV rapid test market in the United States and capable of expanding our product line beyond HIV to a broader set of non-invasive diagnostic tests for other sexually transmitted diseases or diseases such as tuberculosis, malaria and hepatitis. There can, however, be no assurance that we will be able to develop, produce or market the alternative lateral flow test due to intellectual property, regulatory, technological or marketing hurdles. If we are unsuccessful in this endeavor, it could have a material adverse affect on our business, results of operations, liquidity and financial condition.

•
In the second quarter of 2008, we launched a range of Life Sciences products, including Aware MessengerTM as well as a number of recombinant proteins and specialty assay reagents, which we are marketing through a web-portal at www.calyptelifesciences.com and a printed catalogue. We introduced Aware MessengerTM, our oral fluid sample collection device, in the first quarter of 2008. This collection device is based on the same collection principle as employed in our AwareTM HIV-1/2 OMT test and can be used to collect oral fluid analytes not only for HIV antibodies, but also for hepatitis antibodies, drugs of abuse and certain genetic screening applications, among others. Although we do not currently have approval to sell this device for diagnostic purposes, we can sell it for “research use only” in situations where assay developers and test laboratories can qualify the product for use with their own assays. There can, however, be no assurance that we will obtain approval to sell our collection device for diagnostic purposes or that a significant market will develop for it as a research use device or that a significant market will develop for our Life Sciences products.

Sales of our BED Incidence test accounted for 78% of our revenue during the first half of 2008, with revenues of $221,000, a 15% increase compared to BED Incidence test sales in the first half of 2007. We plan to complement the current product with a rapid test version which we anticipate to be more suitable for use in resource-poor international settings that do not have the infrastructure to perform the current test. We are developing the rapid incidence test in conjunction with the U.S. CDC; however our financial constraints negatively impacted progress during the first half of 2008.

Sales of our HIV-1/2 rapid diagnostic tests accounted for approximately 22% of our revenues in the first half of 2008, compared with 45% in the first half of 2007. Sales of our HIV-1/2 rapid tests are irregular during this commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world. Although sales of these tests have been sporadic following initial regulatory approvals, we expect that our future near- and medium-term revenues will be derived primarily from selling them in both the professional and over-the-counter (OTC) international markets.

With the receipt of regulatory approval in China, we have achieved a significant sales and marketing milestone – regulatory approvals in the four parts of the world having the greatest HIV/AIDS prevalence, namely Sub-Saharan Africa, where we have approval in South Africa, Uganda and Kenya, and in China, India and Russia. These focus areas mirror the areas predicted to have the greatest increase in HIV infections over the next few years. We believe that a simple, non-invasive test such as ours will have significant demand as it can be used as an integral part of a real-time treatment program. Although we are optimistic regarding the future sales prospects for our AwareTM HIV-1/2 OMT rapid test, experience has demonstrated that obtaining regulatory approval does not immediately result in product sales.

In many of our target markets, government Ministries of Health or similar agencies are the primary purchasers of HIV tests, typically through a “lowest-cost” tender process which currently requires the agency to purchase blood tests exclusively. The efficacy, safety and ease of use of our oral fluid tests are easily demonstrated, but the cost comparisons neglect to account for the significant ancillary costs of a blood test beyond the absolute cost of the test. We have directed considerable effort, including product donations to key user agencies and lobbying for changes in tender regulations, to encourage the consideration and inclusion of our oral fluid tests in such tenders. We consider these efforts to be part of a strategy in which the “standard of care” for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests. If we can successfully change the standard of care, we expect to reach a point at which our revenue growth will increase significantly. Although we are optimistic that our efforts will be successful, we are unable to forecast the timing of any change, as it is largely governed by factors that we can only partially influence.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Our clinical trial and regulatory approval process will continue through 2008 and beyond. We are primarily targeting countries which have been selected for funding by PEPFAR, the President’s Emergency Plan for AIDS Relief, and currently have representation in more than half of them. Many HIV intervention programs in developing countries are supported by foreign funding. In the case of funding from the United States, typically through PEPFAR or USAID, products that are not approved locally or by the USFDA may be used provided they have a waiver issued by the USAID. The waiver is based on a product evaluation performed by the U.S. CDC Global AIDS Program (GAP). Both our AwareTM HIV-1/2 OMT (oral fluid) rapid test and our AwareTM HIV-1/2 BSP (blood, serum and plasma) rapid test have been evaluated and are now included in the USAID waiver list. We believe that obtaining the USAID waiver for these tests was another important milestone in the process that we hope will ultimately lead to expanded international sales of our rapid tests.

Financial Considerations

Our consolidated operating cash burn rate for the first half of 2008 was approximately $412,000 per month, compared to $448,000 in the first half of 2007. Following the closing of the March 2007 private placement, we began to execute on an expanded operating strategy that resulted in incurring increased costs intended to accelerate the attainment of various milestones in our business plan, including:
•	adding to our our research and development staff with the intent of expanding both our near-term and longer-term product range;
•	continuing the clinical trial and regulatory approval process for our AwareTM HIV-1/2 oral fluid rapid test in a number of new regions and countries;
•	expanding our sales and marketing efforts, including opening new offices in Geneva and Dubai, with new representation in India; and
•	continuing to make financial, technological and human resources investments in Beijing Marr.

We embarked on this strategy with the expectation that the investors in the March 2007 private placement would exercise their near-term warrants during the second half of 2007 and early 2008 to provide the cash necessary to cover our expanded operations. Beginning in the fourth quarter of 2007, in response to both a slower than expected ramp-up in sales and in warrant exercises by the investors in the March 2007 private placement, we implemented certain cost reduction initiatives, including tightening our expenditure policies, restricting certain operations and making staffing adjustments at the senior level, intended to minimize our cash expenditures while permitting us to continue to achieve our business milestones and objectives, even if at a slower pace. During the second quarter of 2008, in conjunction with a change in our management, we have subjected our operations to additional internal evaluation with the intent of further reducing our operating costs.

During the first half of 2008, we incurred a net loss of $5.3 million. At June 30, 2008, we had a working capital deficit of $13.3 million and our stockholders’ deficit was $10.4 million. Based upon our financial condition at December 31, 2007, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2007 financial statements citing substantial doubt about our ability to continue our business operations as a going concern. Our cash balance at June 30, 2008 was $0.3 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2008. If we are unable to obtain sufficient financing, we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements  We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total revenues	$95	$282	$283	$334
Cost of product sales	64	216	263	251
Gross Margin	31	66	20	83

Operating expenses:
Research and development	383	250	747	595
Selling, general and administrative	2,501	1,272	3,778	2,459
Total operating expenses	2,884	1,522	4,525	3,054
Loss from operations	(2,853)	(1,456)	(4,505)	(2,971)

Interest expense, net	(607)	549	(1,048)	(858)
Minority interest in losses of consolidated joint ventures	123	125	240	188
Other income, net	-	10	-	82
Loss before income taxes	$(3,337)	$(772)	$(5,313)	$(3,559)

Quarter ended June 30, 2008 and 2007

Our revenue for the second quarter of 2008 totaled $95,000 compared with $282,000 for the second quarter of 2007, a decrease of $187,000 or 66%. Sales of our BED Incidence Test accounted for 73% of our sales in the second quarter of 2008, compared with 55% in the second quarter of 2007. Revenue from the sales of the BED Incidence Test decreased by 55% in 2008 compared with 2007. Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations. Sales of our AwareTM HIV-1/2 rapid tests accounted for the balance in both quarters. Second quarter 2008 revenues from the sale of the rapid tests decreased by 80% compared with revenues in the second quarter of 2007. Sales of our HIV-1/2 rapid tests are also irregular during this commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world.

Three customers acounted for approximately 71% of our second quarter 2008 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our second quarter 2008 revenue. A domestic educational institution and a domestic association of public health laboratories purchased BED Incidence Tests representing 24% and 20%, respectively, of second quarter 2008 revenues for use in their international research projects. Four customers accounted for approximately 65% of our second quarter 2007 revenue. Purchases of our AwareTM HIV-1/2 oral fluid rapid tests by our former Russian distributor accounted for 29% of our second quarter 2007 revenue. The Chinese CDC purchased BED Incidence tests representing 15% of our second quarter 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 11% of our second quarter 2007 revenue. A distributor in Iraq purchased oral fluid rapid tests representing 10% of our second quarter 2007 revenue.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We achieved a gross margin of 33% of sales in the second quarter of 2008, compared with a gross margin of 23% in the second quarter of 2007, primarily because the 2008 product mix reflects a higher proportion of BED Incidence Test sales, which currently generate a higher margin than our HIV 1/2 rapid tests. The margins we reported in both 2008 and 2007, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated. Further, we treat as a component of product costs a portion of the expense attributable to staffing specifically dedicated to our manufacturing quality systems that we added in the second half of 2007. Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

Research and development costs increased by $133,000 or 53%, from $250,000 in the second quarter of 2007 to $383,000 in the second quarter of 2008. Domestic R&D expense increased in the second quarter of 2008 by $145,000 compared with the second quarter of 2007 primarily due to salary, benefits and related employee expenses attributable to new R&D staff added during the second half of 2007, costs incurred relating to patent and trademark applications for our AwareTM HIV-1/2 oral fluid rapid tests and our AwareTM MessengerTM sampling device and non-cash expense attributable to option grants to a consultant. Offsetting these increases were reductions in expenses related to clinical trials and travel. A reduction of $12,000 in 2008 R&D expenses incurred by our Beijing Marr joint venture accounted for the remainder of the change compared with 2007.

Selling, general and administrative costs increased by $1,229,000 or 97%, from $1,272,000 in the second quarter of 2007 to $2,501,000 in the second quarter of 2008. The primary components of the net increase include the following:
•
an increase of $805,000 attributable to non-cash stock based employee compensation expense primarily related to the fair value of April 2008 option grants to employees and November 2007 option grants to members of our Board of Directors;

•
a non-cash charge of $350,000 resulting from the modification of warrants as part of a severance arrangement in a management change and a non-cash charge of $50,000 attributable to a stock grant to the new Chief Executive Officer;

•	increases in consulting and occupancy expenses aggregating approximately $84,000 related to new representative offices opened in Dubai and Geneva during 2007; offset by
•	reductions in travel expenses of approximately $91,000.

Our loss from operations for the second quarter of 2008, at $2,853,000, exceeds by 96% the loss of $1,456,000 reported for the second quarter of 2007.

We recorded net interest expense of $607,000 for the second quarter of 2008 compared with $549,000 of net interest income in the second quarter of 2007. The difference results primarily from the accounting for the anti-dilution obligations related to our February 2007 and March 2007 Private Placements which expired 12 months after the respective transactions. Additionally, the increased expense in 2008 relates to amortization of discounts and derivative obligations associated with the March 2007 extension of the maturity of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009 which are being amortized over the period from March 2007 through April 2009 and the additional discounts resulting from the December 2007 restructuring of the 8% Convertible Notes held by Marr and the Marr Credit Facility Notes, which are being amortized over the period from December 2007 through December 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Three Months ended June 30,		Decrease
	2008	2007	Expense

Interest expense on debt instruments paid or payable in cash	$(74)	$(80)	$6
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(112)	(102)	(10)
Amortization of discounts associated with March 2007 extension and and December 2007 restructuring of 8% convertible notes and Marr Credit Facility notes	(392)	(113)	(279)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March 2007 Private Placements	-	901	(901)
Expense attributable to extension of maturity of August 2006 Additional Warrants	-	(29)	29
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	-

Total non-cash items	(534)	627	(1,161)

Total interest income (expense)	(608)	547	(1,155)

Interest income	1	2	(1)

Net interest income (expense)	$(607)	$549	$(1,156)

Six Months Ended June 30, 2008 and 2007

Our revenue for the first half of 2008 totaled $283,000 compared with $334,000 for the first half of 2007, a decrease of $51,000 or 15%. Sales of our BED Incidence Test accounted for 78% of our sales in the first half of 2008, compared with 57% in the first half of 2007. Revenue from the sales of the BED Incidence Test increased by 15% in 2008 compared with 2007. Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations. Sales of our AwareTM HIV-1/2 rapid tests accounted for the balance in both quarters. First half 2008 revenues from the sale of our HIV-1/2 rapid tests decreased by 57% compared with revenues in the first half of 2007. Sales of our HIV-1/2 rapid tests are also irregular during our commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world

Three customers accounted for approximately 53% of our revenue for the first half of 2008. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 21% of our revenue for the first half of 2008. The Chinese CDC purchased BED Incidence Tests representing 18% of our first half 2008 revenue. The New York State Department of Health purchased BED Incidence Tests representing 14% of our first half 2008 revenue. Four customers accounted for approximately 62% of our revenue for the first half of 2007. Purchases of our AwareTM HIV-1/2 oral fluid rapid tests by our former Russian distributor accounted for 23% of our first half 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 16% of our first half 2007 revenue. The Chinese CDC purchased BED Incidence tests representing 13% of our first half 2007 revenue. BED Incidence Test purchases by the CDC’s New York testing lab accounted for an additional 10% of our first half 2007 revenue.

We reported a gross margin of 7% of sales in the first half of 2008, compared with a gross margin of 25% in the first half of 2007, primarily due to the expense attributable to staffing specifically dedicated to our manufacturing quality systems that we added in the second half of 2007 and treat as a component of product costs. The margins we reported in both 2008 and 2007, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which the quality systems costs and certain fixed expenses, like annual royalty minimum payments, have been allocated. Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.
Research and development costs increased by $152,000 or 26%, from $595,000 in the first half of 2007 to $747,000 in the first half of 2008. Domestic R&D expense increased by $287,000 or 62% in the first half of 2008 compared with the first half of 2007 primarily due to salary, benefits and related employee expenses attributable to new R&D staff added during the second half of 2007 and costs incurred relating to patent and trademark applications for our AwareTM HIV-1/2 oral fluid rapid tests and our AwareTM MessengerTM sampling device and non-cash expense attributable to option grants to a consultant. Offsetting these increases were reductions in expenses related to travel, clinical trials and consulting expenses. Additionally, R&D expenses incurred by our Beijing Marr joint venture decreased by $135,000.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Selling, general and administrative costs increased by $1,319,000 or 54%, from $2,459,000 in the first half of 2007 to $3,778,000 in the first half of 2008. The primary components of the net increase include the following:
•
an increase of $884,000 attributable to non-cash stock based compensation expense primarily related to the fair value of April 2008 option grants to employees and November 2007 option grants to members of our Board of Directors;

•
a non-cash charge of $350,000 resulting from the modification of warrants as part of a severance arrangement in a management change, offset by a decrease in non-cash expense of $100,000 attributable to stock grants to an officer in each year;

•	increases in consulting and occupancy expenses aggregating approximately $213,000 related to new representative offices opened in Dubai and Geneva during 2007; offset by
•	a reduction in travel expense of approximately $77,000.

Our loss from operations for the first half of 2008, at $4,505,000, exceeds by 52% the $2,971,000 loss from operations reported for the first half of 2007.

We recorded net interest expense of $1,048,000 for the first half of 2008 compared with $858,000 of net interest expense in the first half of 2007, primarily as a result of the accounting for the discounts and deferred issuance costs associated with our April 2005 8% Convertible Note offering and subsequent modifications to the maturity and the conversion terms and the anti-dilution obligations related to our February 2007 and March 2007 Private Placements. The decrease in expense upon completing the amortization of the discounts and deferred offering costs of the April 2005 8% convertible note transaction through the original April 2007 note maturity date was more than offset by the increased expense related to amortizing the discounts and derivative obligations arising from extending the term of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009 and subsequently modifying the conversion terms for those notes which are held by Marr. The discounts attributable to extending the term of the notes are being amortized over the period from March 2007 through April 2009 and the additional discounts resulting from the December 2007 restructuring of the 8% Convertible Notes held by Marr and the Marr Credit Facility Notes are being amortized over the period from December 2007 through December 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Six Months ended June 30,		Decrease
	2008	2007	Expense
Interest expense on debt instruments paid or payable in cash	$(150)	$(161)	$11
Non-cash (expense) income composed of: Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(221)	(202)	(19)
Amortization and proportional write-off upon conversion of 8% convertible note discounts and deferred offering costs through original maturity date	-	(1,208)	1,208
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and Marr Credit Facility notes	(650)	(113)	(537)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March 2007 financings	32	913	(881)
Expense attributable to extension of maturity of August 2006 Additional Warrants	-	(29)	29
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(60)	(60)	-

Total non-cash items	(899)	(699)	(200)

Total interest expense	$(1,049)	$(860)	$(189)

Interest income	1	2	(1)

Net interest expense	$(1,048)	$(858)	$(190)

Liquidity and Capital Resources

Financing Activities

Our primary source of liquidity in the second quarter of 2008 was cash that we raised through the exercise of warrants. To induce the investors in the March 2007 private placment to exercise a portion of their warrants on a timely basis, in June 2008 we entered into agreements with five of them to reduce the exercise price of their unexercised Series A Warrants from $0.08 per share to $0.05 per share and extend the expiration date by one year, to June 28, 2009, and to extend the expiration date of their Series B Warrants by one year to September 28, 2009. In return, the investors agreed to exercise an aggregate of 20,850,000 shares of the re-priced Series A warrants by July 18, 2008. By June 30, 2008, four of the investors had exercised warrants to purchase an aggregate of 10,850,000 shares and we had received cash proceeds of $542,500. On July 21, 2008, the remaining investor exercised Series A warrants to purchase 9,920,000 shares of our common stock and we received cash proceeds of $496,000.

An additional source of liquidity in the second quarter of 2008 was cash we received under our equity line with Fusion Capital. Through May 29, 2008, we had sold an aggregate of 13,831,133 shares of our common stock to Fusion Capital and received cash proceeds of $950,000 under the equity line. We have not been able to access additional capital under the equity line since that date because the market price of our common stock has fallen below the threshold price of $0.052 per share and there can be no assurance that we will be able to access additional funds from Fusion Capital in the future.

Based on our current operating burn rate and known commitments and the uncertainty of whether we will continue to receive cash from the exercise of the remaining outstanding warrants or be able to access cash under our equity line, we do not expect our current cash resources or our near-term cash flow from operations to be adequate to maintain our operations until we are able to achieve positive cash flow or profitability.

While we view our outstanding warrants as potential sources of near-term cash, given the currrent market price of our common stock, there can be no assurance that the investors will exercise additional warrants or exercise them on a timetable that will coincide with our cash requirements. Accordingly, we may need to seek additional financing or pursue a strategic opportunity. At June 30, 2008 we do not have any definitive agreements with respect to additional financing or strategic opportunities, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms or at all.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

At June 30, 2008, we have approximately $10.3 million in outstanding debt (including accrued interest), which is secured by our assets, outstanding warrants to purchase approximately 182.2 million shares of our common stock and approximately 60 million shares of common stock available for future issuance for financing or other purposes. The existence of this secured debt, the presence of a significant number of unexercised warrants and the relatively small number of authorized shares of common stock available for use in future financing transactions may inhibit our ability to raise capital. If we are unable to raise additional capital either through our potential or new resources, we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern.

Our longer-term liquidity and capital requirements are similar to our near-term requirements and we face the same liquidity and capital resource considerations and impediments in the long term.

Operating Activities

During the six months ended June 30, 2008 and 2007 we used cash of $2.5 million and $2.7 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

Recent Accounting Pronouncements

We have described the recent accounting pronouncements to which we will be subject in future periods in Note 2 to the Condensed Consolidated Financial Statements included in Part I of this Report on Form 10-Q.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements regarding our future plans, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profitability, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and expresses our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties.

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology and our products, timing of such development, timing of FDA and international regulatory reviews, market acceptance of our products by governmental and other public health agencies, health care providers and consumers, characteristics and growth of our market and customers, protection of our intellectual property, implementation of our strategic, operating and human resources initiatives, benefits to be derived from key personnel and directors, our ability to commercialize our products, our ability to obtain an increased market share in the diagnostic test market, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing and distribution channels, our distribution agreements and strategic alliances, our liquidity and capital resources, our ability to obtain additional capital as, and when, needed, and on acceptable terms, changes in health care policy in the United States or abroad and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing. If we are not able to generate sufficient liquidity from operations and current potential resources or are unable to raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation identified a deficiency in our disclosure controls and procedures with respect to accounting procedures utilized by our Chinese subsidiaries, Beijing Calypte and Beijing Marr, and their reporting to us of financial and other material information. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded, that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Moreover, our Chief Executive Officer and principal financial officer have determined that this deficiency constitutes a material weakness in our financial reporting.

As a result of our evaluation, we determined that we do not have adequate controls and procedures with respect to our Chinese subsidiaries and we are unable to adequately disclose financial and other material information or to do so in a timely manner. There was one financial manager for both Beijing Marr and Beijing Calypte and he resigned in the first quarter of 2008. Because of financial constraints, his position has since remained vacant and there is no personnel at our Chinese subsidiaries with sufficient understanding and skill in the application of U.S. generally accepted accounting principles or in U.S. public company reporting obligations to prepare proper financial statements or provide us with other material information to enable us to properly account for and disclose both financial and other material information. The absence of qualified financial personnel at our Chinese subsidiaries has precluded proper monitoring of the financial results of those operations and timely preparation of sufficient and accurate financial statements, rendering our efforts to apply controls over the completeness and accuracy of our Chinese subsidiaries financial statements, closing processes relating to reconciliations, journal entries, spreadsheets, reporting packages and review and preparation of monthly expenditure reports ineffective.

Because of the limited level of activity in which our Chinese subsidiaries were engaged during the second quarter of 2008, there were no material adjustments required to the financial information ultimately prepared by those subsidiaries. Nevertheless, as Beijing Marr commences anticipated manufacturing and sales activities, the absence of an adequately trained financial staff could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

We are evaluating how to remedy this situation, in consultation with our Chinese subsidiaries’ management.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles – Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304. On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date. On January 3, 2008, the Court of Appeal dismissed the Complainants’ appeal. The Complainants subsequently petitioned the Court of Appeal to extend the time to file Complainants’ opening brief. On January 31, 2008, the Court of Appeal vacated the dismissal and extended the time to file Complainants’ opening brief. The Complainants filed an opening brief on February 29, 2008. We filed our Respondent’s brief on July 23, 2008.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed other than as set forth below.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Risks Related to Our Financial Condition

We Will Require Additional Financing to Sustain Our Operations and Without It, We May Have to Significantly Curtail the Scope of Our Operations and Alter Our Business Model.

At June 30, 2008 and December 31, 2007, we had working capital deficits of $13.3 million and $3.5 million, respectively.  Our independent registered public accounting firm’s report for the year ended December 31, 2007 includes an explanatory paragraph to the audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We reported operating cash flow deficits of $6.1 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively.

Based on the number of shares of our common stock that we registered for sale by Fusion Capital and the proceeds received from sales to Fusion Capital through May 29, 2008, our selling price to Fusion Capital for the remainder of the common stock will have to average at least $0.194 per share for us to receive the maximum proceeds of $8.0 million potentially available under the equity line. Based on the recent prevailing market price of our common stock, we have not been able to access funds from Fusion Capital under the equity line since May 29, 2008. There can be no assurance that we will be able to sell any additional shares of our common stock to Fusion Capital under the equity line.

At June 30, 2008, our only outstanding warrants that are “in the money” are the Series A Warrants we issued in our March 2007 private placement and re-priced in June 2008. These outstanding warrants cover approximately 81.2 million shares of our common stock, which could generate approximately $4.1 million in cash proceeds to us if fully exercised. There can be no assurance that the warrant holders will exercise a significant portion, or any additional, warrants or exercise them on a timetable that will coincide with our cash requirements.

The extent to which we rely on Fusion Capital and the warrants as a source of funding will depend on a number of factors, including, without limitation, the prevailing market price of our common stock. If obtaining sufficient financing from Fusion Capital were to prove unavailable, or if the warrant holders do not exercise at least a significant portion of their warrants, or if we are unable to commercialize and sell sufficient quantities of our products, we will need to secure other sources of funding or seek a strategic opportunity to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences could have a material adverse effect on our business, operating results, financial condition and future prospects.

At June 30, 2008, we owed an aggregate of $10.3 million, including accrued interest, pursuant to secured promissory notes issued in connection with our April 2005 financing and our credit facility with Marr Technologies BV (“Marr”), all of which are now due in April 2009. The existence of these notes and the security interests in our assets granted in connection with the notes may inhibit our ability to obtain financing in the future or be an impediment to completing a strategic transaction.

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

Risks Related to the Market for Our Common Stock

The Significant Amount of Securities Issued in Recent Financings and the Repricing of Warrants Issued in Those Financings May Have a Negative Effect on the Market Price of Our Common Stock.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We currently have a large number of convertible promissory notes and warrants outstanding, for some of which the exercise term has recently been extended by an additional year.  The conversion and exercise of these convertible promissory notes and warrants could cause significant dilution to our stockholders.   In addition to the potential dilutive effect of issuing a large number of convertible promissory notes and warrants, there is the potential that a large number of the shares underlying the convertible notes and warrants may be sold in the public market at any given time, which could place additional downward pressure on the trading price of our common stock.

Additionally, the presence of such a magnitude of low-priced warrants for an additional year may also cause significant downward pressure on the market price of our common stock or mitigate its response to business developments which might otherwise cause the stock price to increase. The potential for sales of large amounts of stock and/or the presence of large amounts of low-priced warrants may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

We May Need our Stockholders to Authorize Additional Shares of Common Stock or a Reverse Split of Our Common Stock in the Near Future.

From inception through June 30, 2008, we have issued approximately 394 million shares of our common stock. We have 800 million shares of common stock authorized for issuance. After considering the share reserves required for our outstanding convertible notes and warrants, for the equity line with Fusion Capital and for our benefit plans, we have approximately 60 million shares of common stock remaining available for issuance in future financings or for other purposes. In addition to the potential dilutive effect of issuing such a number of shares at current prices, there is the potential that a large number of the shares may be sold in the public market at any given time, which may place additional downward pressure on the market price of our common stock. In this regard, significant downward pressure on the market price of our common stock may also cause investors to engage in short sales, which would further contribute significant downward pressure on the market price of our common stock.

If warrant holders do not exercise a significant portion of their warrants, or if we are unable to access capital from Fusion Capital under the equity line or if we determine that accessing capital from Fusion Capital is prohibitively dilutive, we may not have an adequate number of authorized shares of common stock to issue in connection with a future financing of sufficient size to meet our needs. We may need to seek stockholder approval to increase the number of authorized shares of common stock to provide us with the flexibility to continue to finance our operations. Alternatively, we may consider a reverse split of our common stock. There can be no assurance, however, that the post-reverse split market price of our common stock would continue to reflect the ratio used in a reverse stock split. While there is no impending announcement of a reverse stock split, such an announcement may also cause certain investors to engage in short sales, which may further contribute significant downward pressure on the market price of our common stock. Moreover, there can be no assurance that our stockholders would, if so requested, approve either of these alternatives. If they do not, we may not be able to continue financing our operations and we would have to revise our business plan, curtail our operations, or both.

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the six month period ended June 30, 2008, we issued the following securities that were not registered under the Securities Act:

In January 2008, we entered into an $8,000,000 equity line with Fusion Capital Fund II, LLC, an accredited investor and underwriter. In January 2008, we issued 3,490,401 shares of our common stock to Fusion Capital as a commitment fee for entering into the equity line. We also issued 250,000 shares of our common stock to Fusion Capital in December 2007 as reimbursement of due diligence expenses it incurred in connection with the equity line. We issued these securities to Fusion Capital in reliance on exemptions from the registration provisions of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In June 2008, we issued 553,246 unregistered shares of our common stock to Capstone Investments (“Capstone”), an accredited investor, as compensation for investment banking services provided to us under an agreement that requires us to issue to Capstone 4% of all shares sold to Fusion Capital under the equity line.

In January 2008, we issued 562,000 unregistered shares of our common stock to two individuals affiliated with CEOcast, Inc., each an accredited investor, as compensation for investor relations services provided to us under the terms of a consulting agreement.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the second quarter of 2008.

Item 6. Exhibits

  (a)   Exhibits
10.187	Employment Agreement, dated as of June 12, 2008, between the Company and Donald N. Taylor

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: August 14, 2008	By:	/s/ Jerrold D. Dotson
Jerrold D. Dotson
Vice President – Finance and Administration
(Principal Accounting Officer)