Form 10-Q
period 2008-09-30
CALYPTE BIOMEDICAL CORP
filed 2008-11-14
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The registrant had 439,354,624 shares of common stock outstanding as of November 7, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$725	$776
Accounts receivable, net of allowance of $1 at September 30, 2008 and December 31, 2007	36	-
Inventory	512	520
Prepaid expenses	303	320
Other current assets	3	21
Total current assets	1,579	1,637

Property and equipment, net of accumulated depreciation of $963 and $761 at September 30, 2008
and December 31, 2007, respectively	3,116	3,095
Intangible assets, net of accumulated amortization of $600 and $436 at September 30, 2008
and December 31, 2007, respectively	2,334	2,498
Deferred offering costs, net of accumulated amortization of $67 at September 30, 2008	305	-
Other assets	373	226

	$7,707	$7,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,978	$2,976
Advances from related parties	2,256	2,071
8% Convertible notes payable, net of discount of $635	4,984	-
7% Notes payable to a related party including accrued interest of $665, net of discount of $362	4,503	-
12% Convertible debentures payable	60	60
Anti-dilution obligation	-	32
Total current liabilities	14,781	5,139

Deferred rent obligation	29	28
8% Convertible notes payable, net of discount of $1,283	-	4,007
7% Notes payable to a related party including accrued interest of $443, net of discount of $715	-	3,928
Minority interest in consolidated joint ventures	-	69
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
September 30, 2008 and December 31, 2007; 100,000 shares issued and outstanding at
September 30, 2008 and December 31, 2007; aggregate redemption and liquidation value of
$1000 plus cumulative dividends	3,266	3,176

Total liabilities	18,076	16,347

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at September 30, 2008 and
December 31, 2007; 439,354,624 and 357,241,802 shares issued and outstanding as of
September 30, 2008 and December 31, 2007, respectively	13,181	10,717
Additional paid–in capital	159,584	156,202
Other comprehensive income	118	103
Accumulated deficit	(183,252)	(175,913)

Total stockholders’ deficit	(10,369)	(8,891)

	$7,707	$7,456

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Product sales	$117	$131	$400	$465

Operating costs and expenses:
Cost of product sales	130	145	393	396
Research and development expenses	461	274	1,208	869
Selling, general and administrative expenses (non-cash of ($96) and
$1,301 for the three and nine months ended September 30, 2008, respectively, and non-cash of $87 and $495 for the three and nine
months ended September 30, 2007, respectively)	1,124	1,541	4,902	4,000

Total operating expenses	1,715	1,960	6,503	5,265

Loss from operations	(1,598)	(1,829)	(6,103)	(4,800)

Interest income (expense), net (non-cash expense of ($496) and ($1,394)
for the three and nine months ended September 30, 2008, respectively, and non-cash income of $1,125 and $426 for the three and nine months
ended September 30, 2007, respectively)	(572)	1,063	(1,620)	205

Minority interest in losses of consolidated joint ventures	77	145	317	333
Other income (expense), net	67	(12)	67	70

Loss before income taxes	(2,026)	(633)	(7,339)	(4,192)

Income taxes	-	-	-	(2)

Net loss	(2,026)	(633)	(7,339)	(4,194)

Deemed dividend attributable to modification of warrants	(8)	-	(3,047)	-

Net loss applicable to common stockholders	(2,034)	(633)	(10,386)	(4,194)

Other comprehensive earnings:
Gain (loss) on foreign currency translation	(10)	26	15	26

Comprehensive loss	$(2,044)	$(607)	$(10,371)	$(4,168)

Net loss per share applicable to common stockholders (basic and diluted)	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares used to compute net loss per share applicable to
common stockholders (basic and diluted)	411,764	342,083	385,442	304,518

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(7,339)	$(4,194)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	342	304
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts
and deferred debt issuance and other offering costs	1,037	1,437
Non-cash severance expense related to modifications of Series A Warrants
and Series B Warrants issued in March 2007 Private Placement	350	-
Dividends on mandatorily redeemable Series A preferred stock	90	90
Anti-dilution obligation and note derivative liability	(32)	(2,290)
Extension of maturity of August 2006 Additional Warrants	-	29
Stock-based employee compensation expense	1,060	56
Fair market value of common stock, warrants, and options granted for services	216	471
Loss on disposition of equipment	-	19
Minority interest in joint venture losses	(317)	(333)
Changes in operating assets and liabilities:
Accounts receivable	(36)	(29)
Inventory	16	(16)
Prepaid expenses and other current assets	20	(90)
Accounts payable, accrued expenses and other current liabilities	537	125

Net cash used in operating activities	(4,056)	(4,421)

Cash flows from investing activities:
Purchases of equipment	(15)	(223)

Net cash used in investing activities	(15)	(223)

Cash flows from financing activities:
Proceeds from sale of stock	3,927	5,425
Expenses related to sales of stock	(44)	(18)
Proceeds from notes issued to a related party	48	508
Repayment of notes issued to a related party	-	(321)
Investment in joint ventures by minority interest	93	510
Principal payment on capital lease obligations	-	(131)

Net cash provided by financing activities	4,024	5,973

Net increase (decrease) in cash and cash equivalents	(47)	1,329

Effect of foreign currency exchange rates on cash	(4)	(2)

Cash and cash equivalents at beginning of period	776	372

Cash and cash equivalents at end of period	$725	$1,699

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Supplemental disclosure of cash flow activities:
Cash paid for interest	$226	$238
Cash paid for income taxes	-	2

Supplemental disclosure of noncash activities:
Conversion of notes payable and accrued interest to common stock	-	92
Conversion of accrued interest into notes payable	329	301
Common stock issued in payment of accrued compensation	-	438
Common stock issued for fees and expenses under Purchase Agreement
with Fusion Capital	372	-

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

(1)	The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering. Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.” Our research and development operations and our administrative offices are located in Portland, Oregon in a facility that also includes space for manufacturing operations. Through our 51%-owned joint ventures, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”), we have manufacturing and marketing operations in Beijing, China. The remaining 49% of each of the joint ventures is owned by an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 17% of our outstanding stock. During the second half of 2007, we established representative sales and marketing offices in Dubai, United Arab Emirates and in Geneva, Switzerland.

We are currently focused on commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”). Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, where possible, in the over-the-counter or “OTC” market. We have completed field trials or product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, this test has averaged 99.7% accuracy. We have obtained regulatory approvals in parts of Africa, including most recently in the Ivory Coast, Southeast Asia, the Middle East, Russia, India, and in the Peoples’ Republic of China. We are currently concentrating our marketing efforts in those areas.

Through an arrangement with the U. S. Centers for Disease Control and Prevention (the “CDC”), we also market an HIV-1 BED Incidence EIA test (the “BED Incidence Test”) that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies or other research organizations to identify those regions and the populations within them where HIV transmission is occurring most recently.

The accompanying condensed consolidated financial statements reflect our consolidated operations and ownership interests in Beijing Calypte and in Beijing Marr.

During the first nine months of 2008, we incurred a net loss of $7.3 million. At September 30, 2008, we had a working capital deficit of $13.2 million and our stockholders’ deficit was $10.4 million. Based upon our financial condition at December 31, 2007, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2007 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.  Our cash balance at September 30, 2008 was $0.7 million, which, by itself, is insufficient to fund our operations through the remainder of 2008. If we are unable to obtain sufficient additional financing, we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

In March 2007, we received $5.2 million proceeds from the March 2007 private placement that funded our operations through 2007. As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable Series A common stock purchase warrants (the “Series A Warrants”) expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable Series B common stock purchase warrants (the “Series B Warrants”) expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share. We expected that the warrants would be exercised to potentially provide up to $13.5 million of additional near-term financing. Through March 31, 2008, the investors in the March 2007 private placement had exercised an aggregate of 11,750,000 of the warrants exercisable at $0.08 per share and we had received $940,000 in proceeds. As described more completely in Note 6, Stockholder’s Deficit, in June 2008, we reduced the exercise price of the Series A Warrants for the four primary investors in the March 2007 Private Placement from $0.08 per share to $0.05 per share and extended the term of their Series A Warrants for one year to June 28, 2009. We also extended the term of their Series B Warrants for one year to September 28, 2009. In exchange for these modifications, the investors in the March 2007 Private Placement agreed to exercise re-priced Series A Warrants to purchase an aggregate of 20,000,000 shares of our common stock by July 18, 2008. By July 21, 2008, the four investors had exercised Series A Warrants to purchase an aggregate of 19,920,000 shares of our common stock and we had received cash proceeds of $996,000.

As described more completely in Note 6, Stockholder’s Deficit, in August 2008 and September 2008, we entered into private placement transactions with two new investors. We sold to the investor in the August 2008 transaction 14,000,000 shares of our common stock at a purchase price of $0.05 per share and issued a two-year warrant to purchase an additional 1,000,000 shares of our common stock at $0.08 per share and received cash proceeds of $700,000. We sold to the investor in the September 2008 transaction 20,000,000 shares of our common stock at a purchase price of $0.035 per share and issued a two-year warrant to purchase an additional 1,000,000 shares of our common stock at $0.06 per share and received cash proceeds of $700,000.

As also described more completely in Note 6, Stockholder’s Deficit, in January 2008, we entered into a financing arrangement under which the investor is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period. Through September 30, 2008, we have sold an aggregate of approximately 13,800,000 shares of our common stock and received cash proceeds of $950,000 under this arrangement. The market price of our common stock has prevented us from selling additional shares under this arrangement since May 2008.

Given the current market price of our common stock, our cash resources at September 30, 2008 and the financing arrangement we entered during the first quarter of 2008 will not permit us to fully attain our business milestones. Additionally, the remaining number of authorized shares of our common stock available for use in future financing transactions is insufficient to raise such capital as will be required to allow us to fully attain our business milestones and achieve positive cash flow. Furthermore, there can be no assurance that the investors in the March 2007 private placement will exercise any additional Series A Warrants or any Series B Warrants. Accordingly, unless a significant portion of the remaining warrants issued in the March 2007 Private Placement are exercised shortly, we will need to seek additional financing or pursue a strategic opportunity. At September 30, 2008, we do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there can be no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.

In March 2007, we extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009. Additionally, in December 2007 we entered into a one-year agreement with Marr under which it can convert its holdings of each of these securities into shares of our common stock at $0.16 per share. At September 30, 2008, we owed an aggregate of approximately $10.5 million under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, including the related accrued interest. The existence of these Notes and our pledge of our assets as security for these Notes may inhibit our ability to obtain financing in the future. Additionally, the presence of a significant number of unexercised warrants may also unfavorably impact our ability to raise additional financing. We are requesting our stockholders to authorize a 1:20 reverse split of our common stock at our Annual Meeting of Stockholders scheduled for December 2008 to provide additional authorized shares of our common stock for use in financing transactions and for other purposes, but there can be no assurance that our stockholders will approve such a proposal. Moreover, there can be no assurance that we will secure such financing or enter into such strategic agreements, or that our stockholders would approve the terms of such agreements or financing, if they are required to do so, to allow us to fully attain our business milestones and achieve positive cash flow.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position as of September 30, 2008 and the results of our operations and our cash flows for the three month and nine month periods ended September 30, 2008 and 2007. The accompanying condensed consolidated balance sheet at December 31, 2007 has been derived from our audited financial statements at that date. Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period. This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2007 included in our Form 10-K filed with the SEC on March 31, 2008.

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

•
We deem the collection of the amount invoiced probable. To eliminate the credit risk associated with international distributors with whom we have had little or no experience, we require prepayment of all or a substantial portion of the order or a letter of credit before shipment.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

Except in the event of verified product defect, we do not permit product returns. Our products must be maintained under rigidly controlled conditions that we cannot control after the product has been shipped to the customer.

We provide no price protection. Subject to the conditions noted above, we recognize revenue upon shipment of product.

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics. The following table summarizes our product sales revenues by product for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

AwareTM BED HIV-1 Incidence Tests	$90	$116	$311	$307
AwareTM Rapid HIV Diagnostic Tests	21	15	82	158
All other	6	-	7	-

Revenue from product sales	$117	$131	$400	$465

Sales to international customers accounted for approximately 61% and 69% of our revenues in the third quarter of 2008 and 2007, respectively. Three customers accounted for approximately 69% of our third quarter 2008 revenue. The U.S. CDC’s contract testing lab purchased BED Incidence tests representing 32% of our third quarter 2008 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our third quarter 2008 revenue and a German research institution purchased BED Incidence Tests representing 10% of third quarter 2008 revenue. Two customers accounted for approximately 67% of our third quarter 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 42% of our third quarter 2007 revenue. The CDC’s contract testing lab purchased BED Incidence Tests representing 25% of our third quarter 2007 revenue.

International sales accounted for approximately 66% and 83% of our revenues for the first three quarters of 2008 and 2007, respectively. Three customers accounted for approximately 55% of our revenue for the first three quarters of 2008. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our revenue for the first three quarters of 2008. The U.S. CDC’s contract testing lab and the Chinese CDC each purchased BED Incidence Tests that represented 20% and 12%, respectively, of our revenue for the first three quarters of 2008. Three customers accounted for approximately 54% of our revenue for the first three quarters of 2007. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our revenue for the first three quarters of 2007. A second quarter 2007 purchase of our AwareTM HIV-1/2 oral fluid rapid tests by our former Russian distributor accounted for 17% of our revenue for the first three quarters of 2007. BED Incidence Test purchases by the CDC’s contract testing lab accounted for 14% of our revenue for the first three quarters of 2007.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method. The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these consolidated financial statements. Outstanding options and warrants for 216,576,154 shares and 230,804,032 shares were excluded from the computation of loss per share for the three and nine month periods ended September 30, 2008 and 2007, respectively, as their effect is anti-dilutive. The computation of loss per share also excludes 59,739,212 shares and 17,281,494 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and, in 2008, 7% Notes issued under the Marr Credit Facilty for the three and nine month periods ended September 30, 2008 and 2007, respectively, as their effect is also anti-dilutive.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS 141 (R) will have a material impact on our consolidated financial position or results of operations.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

(3)	Inventory

Inventory as of September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007

Raw materials	$385	$398
Work-in-process	69	91
Finished goods	58	31
Total inventory	$512	$520

(4)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007

Trade accounts payable	$1,315	$1,530
Accrued royalties	51	65
Accrued salary, severance and vacation pay	139	50
Customer prepayments on purchases	14	90
Accrued interest	131	125
Accrued audit, legal and consulting expenses	263	276
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	266	145
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing assets	349	327
Other	220	138
Total accounts payable and accrued expenses	$2,978	$2,976

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

(5)	Notes and Debentures Payable

The following table summarizes note and debenture activity for the nine months ended September 30, 2008 (in thousands):

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/07	Additions	to Equity	Repayments	9/30/08	9/30/08	9/30/08

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	-	108	-	-	108
April 3, 2008 Interest	-	110	-	-	110
July 3, 2008 Interest	-	111	-	-	111
Total 8% Secured Convertible Notes	$5,290	$329	$-	$-	$5,619	$(635)	$4,984

7% Promissory Notes to related party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$(362)	$3,838

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

8% Secured Convertible Notes

Effective January 3, 2008 we issued an aggregate of approximately $108,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “January 2008 Interest Notes”) on the aggregate of the then-outstanding $5.3 million principal balance of the April 4, 2005 Notes and the related quarterly interest notes. The January 2008 Interest Notes are due on April 3, 2009. As permitted by the Amendment Agreement we entered with Marr effective July 3, 2007, there are no registered shares of our common stock underlying the interest note in the face amount of approximately $70,000 issued to Marr on January 3, 2008.

Effective April 3, 2008 we issued an aggregate of approximately $110,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “April 2008 Interest Notes”) on the aggregate of the then-outstanding $5.4 million principal balance of the April 4, 2005 Notes and the related quarterly interest notes. The April 2008 Interest Notes are due on April 3, 2009. As permitted by the Amendment Agreement we entered with Marr effective July 3, 2007, there are no registered shares of our common stock underlying the interest note in the face amount of approximately $71,000 issued to Marr on April 3, 2008.

Effective July 3, 2008, we issued an aggregate of approximately $111,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “July 2008 Interest Notes”) on the aggregate of the then-outstanding $5.5 million principal balance of the April 4, 2005 Notes and the related quarterly interest notes. The July 2008 Interest Notes are due on April 3, 2009. As permitted by the Amendment Agreement we entered with Marr effective July 3, 2007, there are no registered shares of our common stock underlying the interest note in the face amount of approximately $72,000 issued to Marr on July 3, 2008.

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

September 30, 2008 and 2007
(Unaudited)

The 8% Secured Convertible Notes, including all of the notes issued in payment of quarterly interest, become due and payable on April 3, 2009 unless the holders convert them into shares of our common stock prior to that date.

See Note 10, Subsequent Events, regarding additional Secured 8% Convertible Notes issued in payment of interest on October 3, 2008.

7% Promissory Notes Payable to a Related Party - 2005 Marr Credit Facility

On December 4, 2007, we further amended the 2005 Credit Facility Agreement to give Marr the option to convert (the “Credit Facility Conversion Option”), during the Term noted above, all or any portion of the principal amount and the related accrued interest of the 7% promissory notes issued under the 2005 Credit Facility and outstanding during the Term into shares of our common stock at the conversion price of $0.16 per share. If not converted into shares of our common stock during the Term, the principal balance and accrued interest of the 7% promissory notes issued under the 2005 Credit Facility Agreement will be due and payable on April 3, 2009.

Interest Expense

The table below summarizes the components of interest expense for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Interest expense on debt instruments paid or payable in cash	$(77)	$(75)	$(227)	$(236)
Non-cash income (expense) composed of:

Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(115)	(106)	(335)	(308)
Amortization and proportional write-off upon conversion of 8% convertible note discounts and deferred offering costs through original maturity date	-	-	-	(1,208)
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and Marr Credit Facility notes	(351)	(116)	(1,001)	(229)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February 2007 and March 2007 Private Placements	-	1,377	32	2,290
Expense attributable to extension of maturity of August 2006 Additional Warrants	-	-	-	(29)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	(90)	(90)

Total non-cash items	(496)	1,125	(1,394)	426

Total interest (expense) income	(573)	1,050	(1,621)	190

Interest income	1	13	1	15

Net interest (expense) income	$(572)	$1,063	$(1,620)	$205

(6)	Stockholders’ Deficit

Equity Line with Fusion Capital

On January 16, 2008, we entered into an equity line transaction with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”), pursuant to which we may sell up to $8.0 million of our common stock to Fusion Capital in amounts between $100,000 and $1.0 million, depending on certain conditions, from time to time over a 24-month period beginning February 8, 2008, the date on which the Securities and Exchange Commission (“SEC”) declared effective the registration statement related to the transaction. In January 2008, we issued 3,490,401 shares of our common stock to Fusion Capital as a commitment fee for entering into the equity line. In December 2007, we issued 250,000 shares of our common stock to Fusion Capital for reimbursement of due diligence expenses related to the equity line. We have recorded the aggregate value of the commitment fee shares and due diligence fee shares issued to Fusion Capital, approximately $342,000, as a Deferred Offering Cost and are recognizing this cost as an expense of selling our stock under the equity line in an amount equivalent to the proportional amount of each sale in relation to the total commitment amount. Through September 30, 2008, we have sold an aggregate of 13,831,133 shares of our common stock to Fusion Capital at an average price of $0.0687 per share and have received proceeds of $950,000. The purchase price of the shares we sell to Fusion Capital is determined based upon the market price of our common stock, as defined, without any fixed discount. We cannot sell shares to Fusion Capital if the market price of our common stock is below $0.052 per share; and accordingly, we have been precluded from selling additional shares under this arrangement since May 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

Under the terms of an investment banking agreement with Capstone Investments (“Capstone”), we are required to issue to Capstone as a fee for services the number of shares equal to 4% of the number of shares sold to Fusion Capital. Through September 30, 2008, we have issued an aggregate of 553,246 unregistered shares of our common stock valued at $30,000 on the date of issuance to Capstone under this agreement.

Modification of Warrants Issued in February 2007 Private Placement and Deemed Dividend

Effective February 15, 2008, when the market price of our common stock was $0.136 per share, we entered into an amendment agreement with an investor in the February 2007 Private Placement to reduce the exercise price of a warrant to purchase 1,041,668 shares of our common stock issued in the February 2007 Private Placement and a warrant to purchase 100,000 shares of our common stock issued in November 2007 pursuant to a consulting agreement from $0.104 and $0.15, respectively, to $0.05 per share, subject to the complete exercise of the warrants by February 19, 2008. The investor exercised the re-priced warrants and we received cash proceeds of approximately $57,000. We have recognized a deemed dividend of $98,000 in our Condensed Consolidated Statement of Operations attributable to the incremental fair value resulting from the modification of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions: exercise price per share: $0.05; term in years: 0.011; volatility: 135.95%; risk-free interest rate: 2.40%; dividend rate: 0%.

On July 3, 2008, when the market price of our common stock was $0.055 per share, we amended a common stock purchase warrant to purchase 1,666,667 shares of our common stock issued to the same investor in the February 2007 Private Placement to reduce the exercise price from $0.104 per share to $0.05 per share. On August 1, 2008, the investor exercised warants to purchase 416,667 shares and we received cash proceeds of approximately $21,000. We have recognized a deemed dividend of $8,000 in our Condensed Consolidated Statement of Operations attributable to the incremental fair value resulting from the modification of this warrant, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

	Pre-modification	Post-modification

Exercise price	$0.1040	$0.0500
Term (years)	3.644	3.644
Volatility	124.17%	124.17%
Interest Rate	2.82%	2.82%
Expected dividend rate	0%	0%

Option value per share	$0.0383	$0.0433

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

February 2007 and March 2007 Private Placements

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

On April 1, 2008, an officer who participated in the March 2007 Private Placement exercised Series A Warrants at $0.08 per share to purchase 323,669 shares of our common stock. On June 10, 2008, in connection with an expected management change, the Compensation Committee of our Board of Directors agreed to extend the expiration date of the unexercised Series A Warrants and the Series B Warrants issued to this officer by two additional years, to June 28, 2010 and September 28, 2010, respectively. The officer, who remains a member of our Board of Directors, resigned on June 16, 2008. We recognized $350,000 of non-cash expense in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations attributable to the incremental fair value resulting from extending the expiration of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

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

Modification of Series A Warrants and Series B Warrants Issued in the March 2007 Private Placement and Deemed Dividend

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

On June 11, 2008, we entered into agreements with the four primary investors in the March 2007 Private Placement to modify the Series A Warrants and the Series B Warrants issued in the March 2007 Private Placement. We reduced the exercise price of the remaining unexercised Series A Warrants from $0.08 per share to $0.05 per share and extended their expiration date by one year to June 28, 2009. We also extended the expiration date of the Series B Warrants by one year to September 28, 2009. The investors agreed to exercise re-priced Series A Warrants to purchase an aggregate of 20,000,000 shares of our common stock by July 18, 2008. By July 21, 2008 the four investors had exercised Series A Warrants to purchase an aggregate of 19,920,000 shares of our common stock and we had received cash proceeds of $996,000. On June 25, 2008, we also agreed to reduce the exercise price to $0.05 per share and extend by one year the expiration date of the Series A Warrants and extend by one year the expiration date of the Series B Warrants issued to a former officer who participated in the March 2007 Private Placement. On June 30, 2008, the former officer exercised Series A warrants to purchase 850,000 shares of our common stock and we received cash proceeds of $42,500. We have recognized a deemed dividend of $2,941,000 in our Condensed Consolidated Statement of Operations attributable to the incremental fair value resulting from the modifications of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

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

August 2008 Private Placement

On August 15, 2008, when the market price of our common stock was $0.044 per share, we entered into a subscription agreement with Tinja Limited (“Tinja”), an entity formed under the laws of Mauritius, pursuant to which Tinja agreed to purchase 14,000,000 shares of our common stock at a purchase price of $0.05 per share, for a total purchase price of $700,000, in a private placement transaction. Under the terms of the subscription agreement, we also issued a two-year warrant to Tinja to purchase 1,000,000 shares of our common stock at an exercise price of $0.08 per share. We also granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the shares issued and the shares underlying the warrant on the next registration statement we file with the Securities and Exchange Commission under the Securities Act. On August 20, 2008, we received the $700,000 cash purchase price for the shares from Tinja and issued the shares and the warrant. We used the proceeds of the private placement for general working capital purposes. We treated the shares and the warrant issued to Tinja in the August 2008 private placement as equity for accounting purposes.

September 2008 Private Placement

On September 19, 2008, when the market price of our common stock was $0.033 per share, we entered into a subscription agreement with Almyn Limited (“Almyn”), an entity registered under the laws of the British Virgin Islands, pursuant to which Almyn agreed to purchase 20,000,000 shares of our common stock at a purchase price of $0.035 per share, for a total purchase price of $700,000, in a private placement transaction. Under the terms of the subscription agreement, we also issued a two-year warrant to Almyn to purchase 1,000,000 shares of our common stock at an exercise price of $0.06 per share. We also granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the shares issued and the shares underlying the warrant on the next registration statement we file with the Securities and Exchange Commission under the Securities Act. On September 19, 2008, we received the $700,000 cash purchase price for the shares from Almyn and issued the shares and the warrant. We expect to use the proceeds of the private placement for general working capital purposes. We treated the shares and the warrant issued to Almyn in the September 2008 private placement as equity for accounting purposes.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

Warrants, options and stock grants

At September 30, 2008, we had warrants outstanding to purchase an aggregate of 173,864,184 shares of our common stock at a weighted average price of $0.094 per share, as summarized in the following table:

		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Warrant issued in connection with August 2008 Private Placement	1,000,000	$0.080	August 20, 2010
Warrant issued in connection with September 2008 Private Placement	1,000,000	$0.060	September 19, 2010
Series A warrants issued in connection with March 2007 Private Placement	79,274,355	$0.053	June 28, 2009, except 7,948,201 on June 28, 2010
Series B warrants issued in connection with March 2007 Private Placement	56,059,012	$0.110	September 28, 2009, except 4,135,935 on September 28, 2010
Warrants issued in connection with February 2007 Private Placement	2,500,001	$0.077	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February 2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Private Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs, including warrants issued to placement agents	4,270,300	$0.452	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.221	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued warrants in connection with July 2006 Warrant Re-pricing	4,057,946	$0.138	April 3, 2009
Warrant issued for investment banking services	500,000	$0.085	October 31, 2011
All other	150,283	$0.506	February 11, 2009 to May 6, 2009

	173,864,184	$0.094

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

Exercise Price per share	$0.065
Risk-free interest rate	3.68%
Expected volatility	197.83%
Contractual term (in years)	10.00
Dividend yield	0%

Valuation per share	$0.0649

At September 30, 2008, we have recognized approximately $41,000 and $9,000 of non-cash research and development and selling, general and administrative expenses, respectively, attributable to these options. In conjunction with the grant of options to purchase 500,000 shares, one of the consultants agreed to modify the expiration of previously vested options to purchase 5,000,000 shares of our common stock exercisable at $0.585 per share from May 28, 2013 to May 28, 2008. The modified options expired unexercised at May 28, 2008.

During the first quarter of 2008, we issued stock grants for an aggregate of 200,000 shares of our common stock to certain employees under the terms of our 2000 Equity Incentive Plan and recorded non-cash research and development expense of $28,000. We also granted 562,000 shares of our unregistered common stock to a consultant under the terms of a consulting agreement pursuant to which we have recognized approximately $86,000 of non-cash selling, general and administrative expense through September 30, 2008, net of prepayments. During the second quarter of 2008, we granted 50,000 registered shares of our common stock to a consultant under the terms of our 2000 Equity Incentive Plan pursuant to a letter agreement and recognized approximately $3,000 of non-cash selling, general and administrative expense. In the third quarter of 2008, we granted 1,000,000 shares of our common stock pursuant to the employment agreement with our new President and Chief Executive Officer (see Note 8, Related Party Transactions) under the terms of our 2004 Incentive Plan and recorded non-cash selling, general and administrative expense of $50,000.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
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

On April 1, 2008, when the market price of our common stock was $0.065 per share, we granted options to purchase 18,520,000 shares of our common stock at that price to our employees. In conjunction with the grants to purchase 2,100,000 of those shares, certain employees agreed to modify the expiration of previously vested options to purchase 2,100,000 shares at prices between $0.585 per share and $1.40 per share from expiration dates ranging from May 28, 2013 through April 26, 2014 to May 28, 2008. All of the modified options expired unexercised at May 28, 2008. On June 17, 2008, when the market price of our common stock was $0.047 per share, we granted an option to purchase 1,000,000 shares of our common stock to our new President and Chief Executive Officer under the terms of an Employment Agreement (see Note 8, Related Party Transactions). We did not grant any options to employees or members of our Board of Directors during the first or third quarters of 2008 or during the first three quarters of 2007. We utilized the Black-Scholes option pricing model with the following weighted average assumptions as of the date of grant for estimating the fair value of the stock compensation granted during 2008:

Exercise Price per share	$0.064
Risk-free interest rate	3.00%
Expected volatility	154.97%
Expected life (in years)	5.71
Dividend yield	0%

Valuation per share	$0.0589

Under the provisions of SFAS 123R, we have recorded approximately $1,060,000 of stock based employee compensation expense in our condensed consolidated statement of operations for the nine months ended September 30, 2008 attributable to the employee options granted during the second quarter of 2008 and to options granted to non-employee members of our Board of Directors in the fourth quarter of 2007. Of the total expense, $901,000 has been recorded as selling, general and administrative expense, $149,000 as research and development expense and $10,000 as cost of product sales expense. In conjunction with the expected management change described in Note 8, Related Party Transactions, we accelerated the vesting of options to purchase 2,500,000 shares of our common stock previously issued to one of our officers. We further modified outstanding options, including those for which the vesting was accelerated, to purchase an aggregate of 5,850,000 shares of our common stock to extend the post-employment exercise period during which the officer may exercise the options to two years following the termination of his employment. We recorded an additional $97,000 in stock based employee compensation expense related to these modifications in the second quarter of 2008. We recorded approximately $56,000 of stock based compensation expense during the first nine months of 2007, primarily attributable to unvested options at the date of our adoption of SFAS 123R. We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so. We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options. We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant. To-date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options. We have historically granted options having a ten year contractual term to our employees and directors.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

The following table summarizes option activity for all of our stock option plans from December 31, 2007 through September 30, 2008:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2007	31,863,354	$0.331	8.01	$39,784
Options granted at market price	21,020,000	$0.064
Options exercised	(24,038)	$0.010
Options forfeited	-	$0.000
Options expired	(10,147,346)	$0.619

Options outstanding at September 30, 2008	42,711,970	$0.131	8.78	$-

Options vested and exercisable at December 31, 2007	24,275,855	$0.399	7.43	$39,784

Options vested and exercisable at September 30, 2008	26,289,193	$0.161	8.42	$-

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”). At September 30, 2008, the market price of our stock was $0.02 per share, and none of our options were in-the-money. The aggregate intrinsic value of options exercised at the time they were exercised was approximately $3,000.

The following table summarizes information about stock options outstanding under all of our option plans at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$ 0.03 to $0.047	1,500,000	9.25	$0.041	500,000	$0.030
$ 0.065	20,020,000	9.50	$0.065	12,100,000	$0.065
$ 0.11	15,808,402	9.16	$0.110	8,308,402	$0.110
$ 0.13 to $ 0.38	3,868,959	4.54	$0.256	3,866,182	$0.256
$ 0.585 to $120.00	1,514,609	5.70	$1.000	1,514,609	$1.000

$0.03 to $ 120.00	42,711,970	8.78	$0.131	26,289,193	$0.161

At September 30, 2008, the expected compensation cost of options outstanding but not yet vested was approximately $810,000. We expect to recognize this cost over a weighted average period of approximately 0.9 years. We did not record any income tax benefits for stock-based compensation arrangements for the nine month periods ended September 30, 2008 or 2007, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(8)	Related Party Transactions

As described in Note 5, on January 3, 2008, April 3, 2008 and July 3, 2008, we issued 8% Secured Convertible Notes in the face amount of $70,000, $71,000 and $72,000, respectively, to Marr in payment of interest for the three quarterly periods from October 4, 2007 through July 3, 2008. At September 30, 2008, Marr holds an aggregate of $3,635,000 of our 8% Secured Convertible Notes and $4,200,000 of our 7% Notes issued under the Marr Credit Facility, plus $665,000 of related accrued interest, all of which is convertible at $0.16 per share through December 3, 2008. Additionally, Marr holds approximately 17% of our outstanding common stock.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

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

On June 12, 2008, we entered into an employment agreement with Donald N. Taylor appointing him as President and Chief Executive Officer effective on the date we received a binding commitment for sufficient capital to fund our operations for a two month period. This occurred on June 16, 2008, after the four primary investors in the March 2007 Private Placement agreed to exercise an aggregate of $1,000,000 of Series A Warrants for which the exercise price had been reduced, as described in Note 6, and upon the resignation of Mr. Gale as President and Chief Executive Officer. Mr. Taylor was recommended to the Board of Directors by one of our directors, Mr. Max Soulimov, acting on behalf of Marr. Since February 2007, Mr. Taylor has served as, and continues to serve as, Chief Executive Officer of Swivel Secure Ltd., a United Kingdom-based company providing tokenless authentication software and primarily owned by The Marr Group, which is an affiliate of Marr. Mr. Taylor’s employment agreement is for an initial two-year term, with automatic annual renewals, unless terminated at least 60 days prior to the end of an employment term. Mr. Taylor will be paid an annual base salary of $150,000. In addition, Mr. Taylor has been granted an award of 1,000,000 shares of our common stock and a stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.047, the closing market price of our common stock on the date of grant. The stock option vests 50% on December 1, 2008 and 50% on June 1, 2009. Mr. Taylor is also entitled to an annual performance-based bonus of up to 50% of his annual base salary. Mr. Taylor will be reimbursed for up to $15,000 of personal travel expenses per year and up to $2,500 for legal and tax advice in connection with his employment with the Company. We will pay up to six months of severance and health benefits in the event Mr. Taylor is terminated without “cause” (as defined in the employment agreement) or “upon another event of termination” (as defined in the employment agreement).

(9)	Contingencies

On September 28, 2008, David K. Harris, the former Chief Executive Officer of our subsidiary, Beijing Marr Bio-Pharmaceuticals Co., Ltd., filed a labor dispute claim with the Beijing Chaoyang District Labor Dispute Arbitration Commission claiming that he was wrongfully terminated by Beijing Marr and seeking approximately $381,000 for unpaid salary, expense reimbursement, severance payment and penalties.

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304. On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date. On January 3, 2008, the Court of Appeal dismissed the Complainants’ appeal. The Complainants subsequently petitioned the Court of Appeal to extend the time to file Complainants’ opening brief. On January 31, 2008, the Court of Appeal vacated the dismissal and extended the time to file Complainants’ opening brief. The Complainants filed an opening brief on February 29, 2008. We filed our Respondent’s brief on July 23, 2008. The Court of Appeal heard oral arguments in the case on November 7, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

(10)	Subsequent Events

Issuance of 8% Convertible Notes in payment of interest

On October 3, 2008, we issued an aggregate of approximately $115,000 of Secured 8% Convertible Notes in payment of quarterly interest (the “October 2008 Interest Notes”) on the aggregate of the $5.6 million outstanding principal balance of the April 4, 2005 Notes and the subsequent quarterly interest notes. The October 2008 Interest Notes are due on April 3, 2009.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

We focused significant effort during the third quarter of 2008 on sales and marketing relationships and initiatives. At the same time, our new product development and our rapid test manufacturing support efforts continued. A significant highlight for the third quarter was the September 2008 regulatory approval permitting sales of our HIV-1/2 OMT Rapid Test in Cote d’Ivoire (Ivory Coast). This approval is our first in French-speaking West Africa, where there is a significant prevalence of adult HIV infection and a large unmet testing need. Our representatives in West Africa are now working aggressively to leverage the approval to obtain sales in the territory.

We are concentrating on commercializing our AwareTM HIV-1/2 Rapid Tests in international markets, particularly in those countries in which we currently have regulatory approval or expect we will soon receive such approval. The approval in Cote D’Ivoire was the culmination of significant effort over a period of many months. Such efforts to expand the marketing and sales of our HIV-1/2 Rapid Tests have been on-going throughout 2008 in the United Arab Emirates (the “UAE”), India, and Russia, and countries in eastern Africa, while we have continued to sell our rapid tests in Africa, primarily through our South African distributor.

In the Middle East, we have continued to pursue business opportunities through our representative office in Dubai, primarily targeting the UAE, which granted our first approval in that region. Again, following many months of effort, early in the fourth quarter of 2008, we announced that we received a relatively significant order for our AwareTM HIV-1/2 Rapid Tests from LifeLine Scientific, our new distributor for the UAE and other countries in the region. LifeLine Scientific is affiliated with a leading healthcare provider in Abu Dhabi and has access to a large network of hospitals and pharmacies through which it expects to distribute our test. We shipped the order to LifeLine in early November 2008.

In India, our representatives continue to pursue additional sales of our rapid test to paramilitary organizations within the Indian government. Further, we continue to evaluate additional in-country markets and distribution options to position our HIV-1/2 OMT Rapid test as a non-invasive alternative to the exclusive use of blood tests for HIV diagnosis within the general population.

In China, after a regulatory approval process that began in January 2006, the Chinese State Food and Drug Administration (“SFDA”) notified us in April 2008 that our AwareTM HIV-1/2 oral fluid (OMT) rapid test had received registration and marketing approval. With the medical devices manufacturing permit received earlier this year, our Beijing Marr joint venture is now able to manufacture, market, distribute and sell the Aware™ HIV-1/2 OMT test throughout China. Beijing Marr will handle the product launch in China, and its sales force is actively marketing the test. There can, however, be no assurance that we will be able to manufacture, market, distribute or sell our test in China for numerous reasons, including various barriers to entry into the market, as well as language and cultural differences and our lack of experience in the Chinese market. This could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The Chinese registration and marketing approval, along with the manufacturing permit, received from the SFDA also provides us with approval of our AwareTM HIV-1/2 OMT rapid test “in the country of manufacture.” This is an important milestone since many countries require that imported products have regulatory approval in the country in which they are manufactured. Absence of this approval has hampered our ability to register and market our test in a number of countries, a hurdle we believe we can now overcome by producing the domestically approved Aware™ product in our Chinese factory for export. There can, however, be no assurance that we will be able to successfully register and market the test in those countries now because we may, nonetheless, face other registration and marketing hurdles. If this were to occur, it could have a material adverse effect on our business, results of operations, liquidity and financial condition.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Our scientists continue their efforts to develop a complementary oral fluid test using an alternative antigen that will enable us to market a completely non-invasive screening and confirmation testing system for HIV-1/2. Our current AwareTM HIV-1/2 OMT rapid test is based on a recombinant protein antigen. We are engaged in preclinical development and evaluation activities for a second oral fluid test using a synthetic peptide antigen. This second test will provide us with a fully non-invasive testing protocol in accordance with the WHO rapid testing algorithm, which requires two distinct non-invasive rapid tests. We believe that such a protocol will benefit current diagnostic and treatment efforts, while helping us to achieve sales in regions that adhere to the WHO testing algorithm. We expect to be able to produce this new test from all sites that manufacture our current AwareTM products. There can, however, be no assurance that we will be able to successfully develop, produce or market the alternative antigen test due to regulatory, technological or marketing hurdles. If we are unsuccessful in this endeavor, it could have a material adverse affect on our business, results of operations, liquidity and financial condition.

We continue to pursue pre-clinical development activities for an oral fluid HIV rapid test product using an alternative lateral flow platform for which we plan to file an IDE with the U.S. CDC. Our plans also include developing and commercializing a similar lateral flow platform design suitable for over-the-counter applications, permitting our entry into the HIV rapid test market in the United States and capable of expanding our product line beyond HIV to a broader set of non-invasive diagnostic tests for other sexually transmitted diseases or diseases such as tuberculosis, malaria and hepatitis. There can, however, be no assurance that we will be able to develop, produce or market the alternative lateral flow test due to intellectual property, regulatory, technological or marketing hurdles. If we are unsuccessful in this endeavor, it could have a material adverse affect on our business, results of operations, liquidity and financial condition.

In the second quarter of 2008, we launched a range of Life Sciences products, including Aware MessengerTM, as well as a number of recombinant proteins and specialty assay reagents, which we are marketing through a web-portal at www.calyptelifesciences.com and a printed catalogue. We introduced Aware MessengerTM, our oral fluid sample collection device, in the first quarter of 2008. This collection device is based on the same collection principle as employed in our AwareTM HIV-1/2 OMT test and can be used to collect oral fluid analytes not only for HIV antibodies, but also for hepatitis antibodies, drugs of abuse and certain genetic screening applications, among others. Although we do not currently have approval to sell this device for diagnostic purposes, we can sell it for “research use only” in situations where assay developers and test laboratories can qualify the product for use with their own assays. There can, however, be no assurance that we will obtain approval to sell our collection device for diagnostic purposes or that a significant market will develop for it as a research use device or that a significant market will develop for our Life Sciences products.

Sales of our BED Incidence test accounted for 78% of our revenue during the first three quarters of 2008, with revenues of $311,000, a 1% increase compared to BED Incidence test sales in the first three quarters of 2007. We plan to complement the current product with a rapid test version which we anticipate to be more suitable for use in resource-poor international settings that do not have the infrastructure to perform the current test. We are developing the rapid incidence test in conjunction with the U.S. CDC; however our financial constraints have negatively impacted progress during the first three quarters of 2008.

Sales of our HIV-1/2 rapid diagnostic tests accounted for approximately 20% of our revenues in the first three quarters of 2008, compared with 34% in the first three quarters of 2007. Sales of our HIV-1/2 rapid tests are irregular during this commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world. Although sales of these tests have been sporadic following initial regulatory approvals, we expect that our future near- and medium-term revenues will be derived primarily from selling them in both the professional and over-the-counter (OTC) international markets.

Our newly-introduced Life Sciences products have accounted for approximately 2% of our revenues for the first three quarters of 2008.

We have achieved a notable milestone with the receipt of approval in China earlier this year - regulatory approval in the four parts of the world having the greatest HIV/AIDS prevalence, namely Sub-Saharan Africa, where we have approval in South Africa, Uganda and Kenya, and in China, India and Russia. These focus areas mirror the areas predicted to have the greatest increase in HIV infections over the next few years. We believe that there is significant demand for a simple, non-invasive test such as ours since it can be used as an integral part of a real-time treatment program. Although we are optimistic regarding the future sales prospects for our AwareTM HIV-1/2 OMT rapid test, experience has demonstrated that obtaining regulatory approval does not immediately result in product sales.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In many of our target markets, government Ministries of Health or similar agencies are the primary purchasers of HIV tests, typically through a “lowest-cost” tender process which currently requires the agency to purchase blood tests exclusively. The efficacy, safety and ease of use of our oral fluid tests are easily demonstrated, but cost comparisons based solely on “list price” neglect to account for the significant ancillary costs of a blood test, such as the costs of a professional to administer the test and the cost to dispose of bio-hazardous waste, beyond the absolute cost of the test. We have directed considerable effort, including product donations to key user agencies and lobbying for changes in tender regulations, to encourage the consideration and inclusion of our oral fluid tests in such tenders. We consider these efforts to be part of a strategy in which the “standard of care” for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests. If we can successfully change the standard of care, we expect that our revenue growth would increase significantly.

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

Financial Considerations

Our consolidated operating cash burn rate for the first nine months of 2008 was approximately $451,000 per month, compared to $491,000 in the first nine months of 2007. Following the closing of the March 2007 private placement, we began to execute on an expanded operating strategy that resulted in incurring increased costs intended to accelerate the attainment of various milestones in our business plan, including:

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

We embarked on this strategy with the expectation that the investors in the March 2007 private placement would exercise the warrants issued in that transaction during the second half of 2007 and early 2008 to provide the cash necessary to cover our expanded operations. Beginning in the fourth quarter of 2007, in response to both a slower than expected ramp-up in sales and in warrant exercises by the investors in the March 2007 private placement, we tightened our expenditure policies and implemented certain cost reduction initiatives, including restricting certain operations and making staffing adjustments at the senior level, intended to minimize our cash expenditures while permitting us to continue to achieve our business milestones and objectives, although at a slower pace. Beginning in the second quarter of 2008, we have subjected our operations to continual internal evaluation intended to further reduce our cash operating costs.

During the first nine months of 2008, we incurred a net loss of $7.3 million. At September 30, 2008, we had a working capital deficit of $13.2 million, including $10.5 million of 8% convertible notes and 7% notes payable to a related party, including accrued interest, all of which is due on April 3, 2009, and our stockholders’ deficit was $10.4 million. Based upon our financial condition at December 31, 2007, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2007 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.  Our cash balance at September 30, 2008 was $0.7 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2008. If possible, we will need to raise additional capital to fund our operations in the near term.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We currently have 800,000,000 shares of common stock authorized, of which approximately 774,000,000 shares are issued and outstanding or are reserved for issuance under current financing arrangements and our incentive plans. If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions. At the current market price of our common stock, we do not have sufficient authorized common stock to raise more than a few hundred thousand dollars, which is not sufficient to permit us to execute our business plan and achieve self-sustaining cash flow. Accordingly, our Board of Directors has authorized, and we are requesting our stockholders to approve at our Annual Stockholders’ Meeting in December 2008, a 1:20 reverse split of our common stock to make additional shares available for future financings and other purposes. If our stockholders do not approve the proposed reverse split, or if we are unable to obtain sufficient financing, we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total revenues	$117	$131	$400	$465
Cost of product sales	130	145	393	396

Gross Margin	(13)	(14)	7	69

Operating expenses:
Research and development	461	274	1,208	869
Selling, general and administrative	1,124	1,541	4,902	4,000

Total operating expenses	1,585	1,815	6,110	4,869

Loss from operations	(1,598)	(1,829)	(6,103)	(4,800)

Interest expense, net	(572)	1,063	(1,620)	205
Minority interest in losses of consolidated joint ventures	77	145	317	333
Other income, net	67	(12)	67	70

Loss before income taxes	$(2,026)	$(633)	$(7,339)	$(4,192)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Quarter ended September 30, 2008 and 2007

Our revenue for the third quarter of 2008 totaled $117,000 compared with $131,000 for the third quarter of 2007, a decrease of $14,000 or 11%. Sales of our BED Incidence Test accounted for 77% of our sales in the third quarter of 2008, compared with 89% in the third quarter of 2007. Revenue from the sales of the BED Incidence Test decreased by 22% in 2008 compared with 2007. Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations. Sales of our AwareTM HIV-1/2 rapid tests accounted for 18% and 12% of our sales in the third quarter of 2008 and 2007, respectively. Third quarter 2008 revenues from the sale of our rapid tests increased by 38% compared with rapid test revenues in the third quarter of 2007. Sales of our HIV-1/2 rapid tests are also irregular during this commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world. Sales of our new Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents accounted for the 5% balance of our sales in the third quarter of 2008.

Three customers accounted for approximately 69% of our third quarter 2008 revenue. The U.S. CDC’s contract testing lab purchased BED Incidence tests representing 32% of our third quarter 2008 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our third quarter 2008 revenue and a German research institution purchased BED Incidence Tests representing 10% of third quarter 2008 revenue. Two customers accounted for approximately 67% of our third quarter 2007 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 42% of our third quarter 2007 revenue. The CDC’s contract testing lab purchased BED Incidence Tests representing 25% of our third quarter 2007 revenue.

We reported a negative gross margin of 11% of sales in the third quarter of both 2008 and 2007. Although the 2008 product mix reflects a higher proportion of BED Incidence Test sales, which currently generate a higher margin than our HIV 1/2 rapid tests, we have experienced materials cost increases for our tests since the third quarter of 2007 and we treat as a component of product costs a portion of the expense attributable to staffing specifically dedicated to our manufacturing quality systems, a portion of which was not added until the fourth quarter of 2007. The margins we reported in both 2008 and 2007, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated. Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

Research and development costs increased by $187,000 or 68%, from $274,000 in the third quarter of 2007 to $461,000 in the third quarter of 2008. Domestic R&D expense increased in the third quarter of 2008 by $219,000 compared with the third quarter of 2007 primarily due to salary, benefits and related employee expenses attributable to new R&D staff added during the second half of 2007, non-cash expense related to employee stock options granted in the second quarter of 2008, and costs incurred relating to patent and trademark applications for our AwareTM HIV-1/2 oral fluid rapid tests and our Aware MessengerTM sampling device. Offsetting these increases were reductions in expenses related to clinical trials, travel and cash consulting expenses and non-cash expense attributable to options granted to a consultant. A reduction of $32,000 in 2008 R&D expenses incurred by our Beijing Marr joint venture accounted for the remainder of the change compared with 2007.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Selling, general and administrative costs decreased by $417,000 or 27%, from $1,541,000 in the third quarter of 2007 to $1,124,000 in the third quarter of 2008. The primary components of the net decrease include the following:

•
a decrease of $170,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in the fourth quarter of 2007, a reduction in the compensation paid to a new officer and a decrease in non-cash stock based employee compensation expense in 2008; offset by a non-cash charge of $50,000 attributable to a stock grant to a new officer;

•	a decrease of approximately $95,000 in administrative consultant and public company expenses;

•	decreases in consulting and occupancy expenses aggregating approximately $10,000 related to the representative offices opened in Dubai and Geneva during 2007; and

•	reductions in travel expenses of approximately $177,000.

Our loss from operations for the third quarter of 2008, at $1,598,000, reflects a reduction of 13% compared with the loss of $1,829,000 reported for the third quarter of 2007.

We recorded net interest expense of $572,000 for the third quarter of 2008 compared with $1,063,000 of net interest income in the third quarter of 2007. The difference results primarily from the accounting for the anti-dilution obligations related to our February 2007 and March 2007 Private Placements which expired 12 months after the respective transactions. Additionally, the increased expense in 2008 relates to amortization of discounts and derivative obligations associated with the March 2007 extension of the maturity of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009, which are being amortized over the period from March 2007 through April 2009, and the additional discounts resulting from the December 2007 restructuring of the 8% Convertible Notes held by Marr and the Marr Credit Facility Notes, which are being amortized over the period from December 2007 through December 2008.

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Three Months ended September 30,		Decrease
	2008	2007	Expense

Interest expense on debt instruments paid or payable in cash	$(77)	$(75)	$(2)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(115)	(106)	(9)
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and Marr Credit Facility notes	(351)	(116)	(235)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March 2007 Private Placements	-	1,377	(1,377)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)	-

Total non-cash items	(496)	1,125	(1,621)

Total interest (expense) income	(573)	1,050	(1,623)

Interest income	1	13	(12)

Net interest (expense) income	$(572)	$1,063	$(1,635)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Nine Months Ended September 30, 2008 and 2007

Our revenue for the first three quarters of 2008 totaled $400,000 compared with $465,000 for the first three quarters of 2007, a decrease of $65,000 or 14%. Sales of our BED Incidence Test accounted for 78% of our sales in the first three quarters of 2008, compared with 66% in the first three quarters of 2007. Revenue from the sales of the BED Incidence Test increased by 1% in 2008 compared with 2007. Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations. Sales of our AwareTM HIV-1/2 rapid tests accounted for 20% and 34% of our revenues for the first three quarters of 2008 and 2007, respectively. Revenues from the sale of our HIV-1/2 rapid tests decreased by 49% in the first three quarters of 2008 compared with revenues in the first three quarters of 2007. Sales of our HIV-1/2 rapid tests continue to be irregular during our commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world. Our new Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during 2008, accounted for the 2% balance of our year-to-date 2008 sales.

Three customers accounted for approximately 55% of our revenue for the first three quarters of 2008. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our revenue for the first three quarters of 2008. The U.S. CDC’s contract testing lab and the Chinese CDC each purchased BED Incidence Tests that represented 20% and 12%, respectively, of our revenue for the first three quarters of 2008. Three customers accounted for approximately 54% of our revenue for the first three quarters of 2007. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our revenue for the first three quarters of 2007. A second quarter 2007 purchase of our AwareTM HIV-1/2 oral fluid rapid tests by our former Russian distributor accounted for 17% of our revenue for the first three quarters of 2007. BED Incidence Test purchases by the CDC’s contract testing lab accounted for 14% of our revenue for the first three quarters of 2007.

We reported a gross margin of 2% of sales in the first three quarters of 2008, compared with a gross margin of 15% in the first three quarters of 2007, primarily due to increases in our raw materials costs and the expense attributable to increased staffing dedicated to our manufacturing quality systems that we added in the second half of 2007 and that we treat as a component of product costs. The margins we reported in both 2008 and 2007, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which the quality systems costs and certain fixed expenses, like annual royalty minimum payments, have been allocated. Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

Research and development costs increased by $339,000 or 39%, from $869,000 in the first three quarters of 2007 to $1,208,000 in the first three quarters of 2008. Domestic R&D expense increased by $506,000 or 72% in the first three quarters of 2008 compared with the first three quarters of 2007 primarily due to salary, benefits and related employee expenses attributable to new R&D staff added during the second half of 2007, non-cash expense related to employee stock options granted in the second quarter of 2008, and costs incurred relating to patent and trademark applications for our AwareTM HIV-1/2 oral fluid rapid tests and our Aware MessengerTM sampling device. Offsetting these increases were reductions in expenses related to travel, clinical trials and both cash and non-cash consulting expenses. R&D expenses incurred by our Beijing Marr joint venture decreased by $167,000.

Selling, general and administrative costs increased by $902,000, or 23%, from $4,000,000 in the first three quarters of 2007 to $4,902,000 in the first half of 2008. The primary components of the net increase include the following:

•
an increase of approximately $750,000 attributable to non-cash stock based compensation expense primarily related to the fair value of April 2008 option grants to employees, and subsequent modifications to them, and the November 2007 option grants to members of our Board of Directors;

•	a non-cash charge of $350,000 resulting from the modification of warrants as part of a severance arrangement in a management change;

•	increases in consulting and occupancy expenses aggregating approximately $203,000 related to new representative offices opened in Dubai and Geneva during 2007

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

•	an increase of $188,000 in marketing and administrative expenses incurred by our Chinese joint ventures; offset by

•	a reduction in marketing and administrative travel expense of approximately $235,000;

•	a reduction in administrative consulting and public company-related expenses of approximately $136,000;

•	a decrease of approximately $80,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in the fourth quarter of 2007; and

•	a decrease in non-cash expense of $100,000 attributable to stock grants to an officer in each year.

Our loss from operations for the first three quarters of 2008, at $6,103,000, exceeds by 27% the $4,800,000 loss from operations reported for the first three quarters of 2007.

We recorded net interest expense of $1,620,000 for the first three quarters of 2008 compared with $205,000 of net interest income in the first three quarters of 2007. The increase in expense primarily results from the $2.3 million fair value adjustment in 2007 attributable to the accounting for the anti-dilution obligations related to our February 2007 and March 2007 Private Placements. Additionally, the decrease in expense upon completing the amortization of the discounts and deferred offering costs of the April 2005 8% convertible note transaction through the original April 2007 note maturity date was partially offset by the increased expense related to amortizing the discounts and derivative obligations arising from extending the term of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009 and subsequently modifying the conversion terms for those notes which are held by Marr. The discounts attributable to extending the term of the 8% Convertible Notes and the 7% Marr Credit Facility Notes are being amortized over the period from March 2007 through April 2009. The additional discounts resulting from the December 2007 restructuring of the 8% Convertible Notes held by Marr and the Marr Credit Facility Notes are being amortized over the period from December 2007 through December 2008.

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Nine Months ended September 30,		Decrease
	2008	2007	Expense

Interest expense on debt instruments paid or payable in cash	$(227)	$(236)	$9
Non-cash (expense) income composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional Notes)	(335)	(308)	(27)
Amortization and proportional write-off upon conversion of 8% convertible note discounts and deferred offering costs through original maturity date	-	(1,208)	1,208
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and Marr Credit Facility notes	(1,001)	(229)	(772)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and March 2007 financings	32	2,290	(2,258)
Expense attributable to extension of maturity of August 2006 Additional Warrants	-	(29)	29
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(90)	(90)	-

Total non-cash items	(1,394)	426	(1,820)

Total interest (expense) income	$(1,621)	$190	$(1,811)

Interest income	1	15	(14)

Net interest (expense) income	$(1,620)	$205	$(1,825)

Liquidity and Capital Resources

Financing Activities

Our primary source of liquidity in the third quarter of 2008 was cash that we received from the exercise of warrants and from sales of our common stock in private placement transactions.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

•
To induce the investors in the March 2007 private placment to exercise a portion of their warrants on a timely basis, in June 2008 we entered into agreements with five of them to reduce the exercise price of their unexercised Series A Warrants from $0.08 per share to $0.05 per share and extend the expiration date by one year, to June 28, 2009, and to extend the expiration date of their Series B Warrants by one year to September 28, 2009. In return, the investors agreed to exercise an aggregate of 20,850,000 shares of the re-priced Series A warrants by July 18, 2008. By the end of the second quarter of 2008, four of the investors had exercised warrants to purchase an aggregate of 10,850,000 shares and we had received cash proceeds of $542,500. In July 2008, the remaining investor exercised Series A warrants to purchase 9,920,000 shares of our common stock and we received cash proceeds of $496,000.

•
In July 2008, we reduced the exercise price of a warrant to purchase 1,666,667 shares of our common stock issued to an investor in the February 2007 private placement from $0.104 per share to $0.05 per share in return for the investor’s agreement to exercise re-priced warrants to purchase 416,667 shares by August 1, 2008. The investor exercised the warrants and we received cash proceeds of approximately $21,000.

•
In August 2008, we entered into a private placement transaction in which we sold 14,000,000 shares of our common stock at $0.05 per share and issued a two-year warrant to purchase 1,000,000 shares of our common stock at $0.08 per share and we received cash proceeds of $700,000.

•
In September 2008, we entered into a private placement transaction in which we sold 20,000,000 shares of our common stock at $0.035 per share and issued a two-year warrant to purchase 1,000,000 shares of our common stock at $0.06 per share and we received cash proceeds of $700,000.

Our equity line with Fusion Capital has not been a source of liquidity to us since May 29, 2008. Through that date, we had sold an aggregate of 13,831,133 shares of our common stock to Fusion Capital and received cash proceeds of $950,000 under the equity line. We have not been able to access additional capital under the equity line since that date because the market price of our common stock has fallen below the threshold price of $0.052 per share. There can be no assurance that we will be able to access additional funds from Fusion Capital in the future.

Based on our current operating burn rate and known commitments, the uncertainty of whether we will continue to receive cash from the exercise of currently outstanding warrants or be able to access cash under our equity line, we do not expect our current cash resources or our near-term cash flow from operations to be adequate to support our operations until we are able to achieve positive cash flow or profitability. Further, there can be no assurance that our stockholders will approve the proposed reverse split of our common stock to make available additional authorized shares of our stock for issuance in future financings that will be required until we can attain positive cash flow and profitability.

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

At September 30, 2008, we had approximately $10.5 million in outstanding debt (including accrued interest) that is due on April 3, 2009 and is secured by our assets, outstanding warrants to purchase approximately 173.9 million shares of our common stock and approximately 26 million shares of common stock available for future issuance for financing or other purposes. The existence and current maturity of this secured debt, the presence of a significant number of unexercised warrants, the current market price of our stock and the relatively small number of authorized shares of common stock available for use in future financing transactions may inhibit our ability to raise sufficient capital to fund our operations. If we are unable to raise additional capital either through warrant exercises by our current investors or from potential new resources, we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern.

Our longer-term liquidity and capital requirements are similar to our near-term requirements and we face the same liquidity and capital resource considerations and impediments in the long term.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Operating Activities

During the nine months ended September 30, 2008 and 2007 we used cash of $4.1 million and $4.4 million, respectively, in our operations. In both periods, the cash was used primarily to develop and commercialize our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

Recent Accounting Pronouncements

We have described the recent accounting pronouncements to which we will be subject in future periods in Note 2 to the Condensed Consolidated Financial Statements included in Part I of this Report on Form 10-Q.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements regarding our future plans, regulatory reviews and approvals, timing, strategies, expectations, anticipated expense levels, projected profitability, business prospects and positioning with respect to market, demographic and pricing trends, business outlook and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and expresses our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties.

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the bases of the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology and our products, timing of such development, timing of FDA and international regulatory reviews, market acceptance of our products by governmental and other public health agencies, health care providers and consumers, characteristics and growth of our market and customers, protection of our intellectual property, implementation of our strategic, operating and human resources initiatives, benefits to be derived from key personnel and directors, our ability to commercialize our products, our ability to obtain an increased market share in the diagnostic test market, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing and distribution channels, our distribution agreements and strategic alliances, our liquidity and capital resources, our ability to obtain additional capital as, and when, needed, and on acceptable terms, changes in health care policy in the United States or abroad and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing. If we are not able to generate sufficient liquidity from operations and current potential resources or are unable to raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and financial officer (our “CEO”) of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation identified a deficiency in our disclosure controls and procedures with respect to accounting procedures utilized by our Chinese subsidiaries, Beijing Calypte and Beijing Marr, and their reporting to us of financial and other material information. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Moreover, our CEO has determined that this deficiency constitutes a material weakness in our financial reporting.

As a result of our evaluation, we determined that we do not have adequate controls and procedures with respect to our Chinese subsidiaries and we are unable to adequately disclose financial and other material information or to do so in a timely manner. Beijing Marr and Beijing Calypte employed a single financial manager for both companies who resigned in the first quarter of 2008. Because of financial constraints, his position has since remained vacant. There are no personnel at our Chinese subsidiaries with sufficient understanding and skills in the application of U.S. generally accepted accounting principles or in U.S. public company reporting obligations to prepare proper financial statements or provide us with other material information to enable us to properly account for and disclose both financial and other material information. The absence of qualified financial personnel at our Chinese subsidiaries has precluded proper monitoring of the financial results of those operations and timely preparation of sufficient and accurate financial statements, rendering our efforts to apply controls over the completeness and accuracy of our Chinese subsidiaries financial statements, closing processes relating to reconciliations, journal entries, spreadsheets, reporting packages and review and preparation of monthly expenditure reports ineffective.

Because of the limited level of activity in which our Chinese subsidiaries were engaged during the third quarter of 2008, there were no material adjustments required to the financial information ultimately prepared by those subsidiaries. Nevertheless, as Beijing Marr commences anticipated manufacturing and sales activities, the absence of an adequately trained financial staff could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

We are evaluating how to remedy this situation, in consultation with our Chinese subsidiaries’ management and our joint venture partner.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 28, 2008, David K. Harris, the former Chief Executive Officer of our subsidiary, Beijing Marr Bio-Pharmaceuticals Co., Ltd., filed a labor dispute claim with the Beijing Chaoyang District Labor Dispute Arbitration Commission claiming that he was wrongfully terminated by Beijing Marr and seeking approximately $381,000 for unpaid salary, expense reimbursement, severance payment and penalties.

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles - Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages. On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304. On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date. On January 3, 2008, the Court of Appeal dismissed the Complainants’ appeal. The Complainants subsequently petitioned the Court of Appeal to extend the time to file Complainants’ opening brief. On January 31, 2008, the Court of Appeal vacated the dismissal and extended the time to file Complainants’ opening brief. The Complainants filed an opening brief on February 29, 2008. We filed our Respondent’s brief on July 23, 2008. The Court of Appeal heard oral arguments in the case on November 7, 2008.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed other than as set forth below.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Risks Related to Our Financial Condition

We Will Require Additional Financing to Sustain Our Operations and Without It, We May Have to Curtail Our Operations.

At September 30, 2008 and December 31, 2007, we had working capital deficits of $13.2 million and $3.5 million, respectively.  Our independent registered public accounting firm’s report for the year ended December 31, 2007 includes an explanatory paragraph to the audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

At September 30, 2008, none of our outstanding warrants are “in the money.” We have outstanding warrants to purchase approximately 9.0 million shares of our common stock at an exercise price of $0.03 per share. The Series A Warrants that we issued in our March 2007 private placement and re-priced in June 2008 and other re-priced warrants are exercisable at $0.05 per share to purchase approximately 72.6 million shares of our common stock. These outstanding warrants could generate approximately $3.9 million in cash proceeds to us if fully exercised. Given the current market price of our common stock, there can be no assurance that the warrant holders will exercise any additional warrants or exercise them on a timetable that will coincide with our cash requirements.

Due to the current prevailing market price of our common stock, we have not been able to access funds from Fusion Capital under the equity line since May 29, 2008. Based on the number of shares of our common stock that we registered for sale by Fusion Capital and the proceeds received from sales to Fusion Capital through May 29, 2008, our selling price to Fusion Capital for the remainder of the common stock will have to average at least $0.194 per share for us to receive the maximum proceeds of $8.0 million potentially available under the equity line. There can be no assurance that we will be able to sell any additional shares of our common stock to Fusion Capital under the equity line.

Our current revenues from international sales of our HIV-1/2 Rapid Tests and sales of the BED Incidence Test are not adequate to support our business operations, requiring us to also rely on external financing sources to pursue our business milestones and achieve profitability. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences will have a material adverse effect on our business, operating results, financial condition and future prospects.

At September 30, 2008, we owed an aggregate of $10.5 million, including accrued interest, pursuant to secured promissory notes issued in connection with our April 2005 financing and our credit facility with Marr Technologies BV (“Marr”), all of which are now due in April 2009. The existence of these notes and the security interests in our assets granted in connection with the notes may inhibit our ability to obtain financing in the future or be an impediment to completing a strategic transaction.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Risks Related to the Market for Our Common Stock

Our Stockholders May Not Authorize the Proposed Reverse Split of Our Common Stock at Our Annual Meeting of Stockholders in December 2008.

We have 800 million shares of common stock authorized for issuance. From inception through September 30, 2008, we have issued approximately 439 million shares of that stock. After considering the share reserves required for our outstanding convertible notes and warrants, for the equity line with Fusion Capital and for our benefit plans, we have approximately 26 million shares of common stock remaining available for issuance in future financings or for other purposes. If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions. At the current market price of our common stock, we do not have sufficient authorized common stock to raise more than a few hundred thousand dollars, which is not sufficient to permit us to execute our business plan and achieve self-sustaining cash flow. Accordingly, our Board of Directors has authorized, and we have requested that our stockholders approve at our Annual Stockholders’ Meeting in December 2008, a 1:20 reverse split of our common stock to make additional shares available for future financings and for other purposes. There can be no assurance that our stockholders will approve the proposed reverse split. If our stockholders do not approve the proposed reverse split we may not be able to continue financing our operations and we may be required to defer, reduce or discontinue our operations or we may not be able to continue as a going concern.

Our announcement of the proposed reverse split may cause certain investors to engage in short sales, which may further contribute significant downward pressure on the market price of our common stock. Furthermore, if our investors approve the proposed reverse split, there can be no assurance that the post-reverse split market price of our common stock would continue to reflect the 1:20 ratio used in the reverse stock split.

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the three month period ended September 30, 2008, we issued the following securities that were not registered under the Securities Act:

In August 2008, we entered into a subscription agreement with Tinja Limited, an entity formed under the laws of Mauritius. On August 20, 2008, we issued to Tinja 14,000,000 shares of our common stock at a purchase price of $0.05 per share and a two-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.08 per share, for a total purchase price of $700,000. We issued these shares to Tinja in a private placement transaction in reliance upon exemptions from the registration provisions of the Securities Act as provided by Regulation S. We used the proceeds from the shares issued in this private placement for general corporate purposes.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

In September 2008, we entered into a subscription agreement with Almyn Limited, an entity registered under the laws of the British Virgin Islands. On September 19, 2008, we issued to Almyn 20,000,000 shares of our common stock at a purchase price of $0.035 per share and a two-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.06 per share, for a total purchase price of $700,000. We issued these shares to Almyn in a private placement transaction in reliance upon exemptions from the registration provisions of the Securities Act as provided by Regulation S. We expect to use the proceeds from the shares issued in this private placement for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the third quarter of 2008.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: November 14, 2008	By:	/s/ Donald N. Taylor
Donald N. Taylor
President, Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)