Form 10-K
period 2008-12-31
CALYPTE BIOMEDICAL CORP
filed 2009-04-27
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________ Commission file number: 000–20985

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
           Large accelerated filer  ☐                                                                                                           Accelerated Filer  ☐
           Non-accelerated filer    ☐  (Do not check if a smaller reporting company)                        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non–affiliates of the registrant as of June 30, 2008 was approximately $17,250,00 based on the $0.056 per share closing price reported for such date on the NASD Over the Counter Bulletin Board.

The number of shares of the registrant’s common stock outstanding as of April 20, 2009 was 439,354,624.

CALYPTE BIOMEDICAL CORPORATION
FORM 10-K
INDEX

PART I

Item 1. Business.

Recent Developments

As of April 3, 2009, we are in default under the 2005 Credit Facility, as amended (the “Credit Facility”), between us and Marr Technologies BV (“Marr”), our largest stockholder, holding approximately 17% of our outstanding capital stock as of April 20, 2009, and joint venture partner in the People’s Republic of China (“China’), and under our Secured 8% Convertible Promissory Notes, as amended (the “Convertible Notes”), issued to three note holders, one of whom is Marr, pursuant to a Purchase Agreement dated April 4, 2005.  At maturity, we owe an aggregate of $5,015,000 under the Credit Facility and $5,968,000 under the Convertible Notes.

We are currently discussing termination, reduction or restructuring of our debt obligations under the Credit Facility and the Convertible Notes with each of the secured creditors. There can be no assurance that acceptable terms, or any terms, will be reached between us and any of the creditors.  These defaults, coupled with our significant working capital deficit and limited cash resources, put us in significant financial jeopardy and place a high degree of doubt on our ability to continue our operations.

In light of our existing operations and financial challenges, we are exploring strategic and financing options in conjunction with our ongoing discussions with these secured creditors to terminate, reduce or restructure our debt obligations.  Failure to obtain additional financing and to resolve the existing defaults with respect to the Credit Facility and the Convertible Notes will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, 11 U.S.C. § 101 et seq., which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity.

Business Development

Calypte Biomedical Corporation was incorporated in California in 1989 and reincorporated in Delaware in 1996 in connection with our initial public offering.

We develop, manufacture, and distribute in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. Up until late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we called our “Legacy Business.”  In November 2005, we sold our Legacy Business and began to concentrate primarily on our rapid test platform products which we began developing in 2003.  Our emphasis has been the development and commercialization of our AwareTM HIV-1/2 rapid tests.  In 2007, we completed field trials and product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test.  In our studies, AwareTM HIV-1/2 OMT averaged 99.7% accuracy.  We have obtained regulatory approvals in a number of key countries in Africa, Southeast Asia, the Middle East, Russia, India and China, and we expect to expand our market reach on a steady basis.  Sales of our rapid test products have continued to increase at a slow, but steady, pace primarily through the efforts of our distributors in South Africa and the United Arab Emirates (“U.A.E”).

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China.  The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr.  Through 2008, the operations of Beijing Calypte were primarily organizational and financially insignificant.

In January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”).  We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr, which owns the remaining 49% interest of Beijing Marr.  In 2008, Beijing Marr obtained the necessary governmental approvals to manufacture, market, distribute and sell our Aware™ HIV-1/2 OMT test and has begun to manufacture and market the test. The Beijing Marr manufacturing facility has its ISO 13485:2003 qualification.  This facility has the capability to manufacture our products for sale in China and for export to other countries.  Obtaining these governmental approvals opened the door to sales in China, it also opened the door to sales in countries that only permit import of products that have governmental approval in the country of manufacture.

Since late 2004, we have been manufacturing and selling an HIV-1 BED Incidence EIA test, our Aware™ BED Incidence Test, through an arrangement with the U. S. Centers for Disease Control and Prevention (the “CDC”).

In the first quarter of 2008, we introduced Aware MessengerTM, our oral fluid sample collection device.  Although we do not currently have approval to sell this device for diagnostic purposes, we can sell it for “research use only” in situations where assay developers and test laboratories can qualify the product for use with their own assays.

In the second quarter of 2008, we launched a range of Life Sciences products, including Aware MessengerTM, as well as a number of recombinant proteins and specialty assay reagents, which we marketed through a web-portal at www.calyptelifesciences.com and a printed catalogue.  Late in the fourth quarter of 2008, we suspended marketing and sales of our Life Sciences products as a result of our operations and financial problems.

General, Requirements of Additional Capital and Business Plan

The development of our business took a steep downturn in the fourth quarter of 2008, when our expected sources of financing dried up or failed to materialize.  Marr, which had previously indicated its commitment to continue funding our operations, advised us that it would no longer finance us.  We no longer had access to our equity line (the “Equity Line”) with Fusion Capital Fund II, LLC (“Fusion Capital”), as our stock price was well below the floor threshold price of the Equity Line.  Warrant holders did not exercise additional warrants and, as our stock price was below its par value, we could not induce them to exercise their warrants by offering to lower the exercise price to an “in the money” price.

Since that time, we have had to divert our focus from the commercialization of our AwareTM HIV-1/2 rapid tests and the research and development of our other rapid oral test products and focus on scaling down operations in order to continue our business while attempting to restructure our business plan.  In the fourth quarter of 2008, we substantially reduced our workforce in order to conserve cash and continue our day-to-day operations at a minimal level. We have been focused on restructuring our operations, looking for financing and terminating or reducing our debt, with the hope that we will be able to continue as a going concern and once again focus on commercializing our current products and resuming the research and development of our other products.  We have maintained a minimum staff in order to continue sales of our products to our existing and new clients so that we do not lose the momentum we have gained over the last few years.  While most of our marketing efforts have ceased, we have continued our market efforts in certain places where to cease such efforts would almost certainly cause us to lose ground.

We have taken steps to address our requirements for financial liquidity and have developed a business plan that we believe will provide us sufficient financial resources to conduct our business during 2009.  This business plan includes negotiating with our secured creditors to terminate, reduce or convert their debt into equity, negotiating with other creditors to reduce their debt, raising additional capital through the exercise of outstanding warrants or through the private placement of equity, reducing certain fixed costs and increasing sales of our products through our current distribution network and pursuing new distribution networks to generate cash flow.

However, there is substantial risk that we will not be able to carry out this business plan.  Our cash resources are insufficient to continue our operations through the near-term and, given the current market price of our common stock, we may not have sufficient authorized shares of common stock available to raise sufficient capital to continue operations.  Moreover, our stock price is below its par value, which may make it difficult to raise capital through the issuance of equity securities.  We do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there is no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our Products

Our product line includes our AwareTM line of low cost rapid tests, our AwareTM HIV-1 BED Incidence test and our recently-introduced Aware MessengerTM specimen collection device.  At present, our rapid tests are designed for use in international markets.  Our business model calls for us to introduce rapid tests for the domestic market in the future.

The AwareTM Rapid Test Product Line

Our HIV 1/2 rapid tests are used for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”).  Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market.

Our AwareTM line of low cost rapid tests are especially suited to address the needs of developing world markets in Africa and parts of Southeast Asia, as well as the Middle East and Eastern Europe.  We have developed our AwareTM line of low cost rapid tests in a simple, easy to use format suitable for use in point of care settings in remote locations.  We have developed rapid tests for the detection of antibodies to HIV-1 and HIV-2 that can use either oral fluid or blood as a specimen sample.  We have also developed a rapid test that uses urine as a specimen sample, but it is currently not a primary focus.  We are primarily concentrating on introducing our oral fluid rapid tests into international markets.

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

Aware MessengerTM Oral Fluid Sample Collection Device

Aware Messenger™ oral fluid collection device is intended for the collection, stabilization, and transport of an oral fluid specimen to be used for the detection of specific antibodies or analytes.  Aware Messenger™ specimens may be tested with conventional laboratory-based immunoassays (e.g. ELISA) enabling high-throughput batch testing, automation, quantitative results, and lower costs.  Oral fluid specimens collected with this device are easily obtained and have been shown to yield high quality samples rich with various analytes representative of those found in blood.  This device is based on the same collection principle as employed in our AwareTM HIV-1/2 OMT test.  The device can be used to collect oral fluid analytes for not only HIV antibodies, but also other screening application such as cotinine (a metabolite of nicotine indicative of smoking) and cocaine.  Our initial target for this product is for research use and to reference laboratories in the life insurance risk assessment market having the capability to self-validate assays employing the device.  We envision that many blood tests can be optimized for use with the Aware Messenger™ device, potentially providing a much larger market for this product.

New Products

HIV-1/2 OMT Test using a synthetic antigen

In an effort to provide a complete oral fluid diagnostic testing solution, and to comply with the WHO’s rapid testing algorithm requiring two rapid tests having different antigens and/or platforms, we are developing a second OMT screening test using a synthetic antigen, for use in conjunction with our Aware™ OMT test, which employs a recombinant antigen.  This product is designed to utilize the same sample collected for our current Aware™ HIV-1/2 OMT rapid test, resulting in a completely non-invasive real-time testing solution.  Our development plans for this project are currently delayed as a result of our poor financial condition, however upon completion of development we anticipate approval processes similar to those for the Aware™ product line, depending on the country of interest.

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

The AwareTM II line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the “Ani Platform”).  To perform the test, the sample applicator is first placed in the specimen - oral fluid or blood – and then the end of the sample applicator stick is placed in the sample inlet of the test device.  The sample and the mobilized conjugate move through the porous carrier in the test device by capillary action, to the detection and control zones.  In all instances, the labeled conjugate is retained in the control zone, producing a color indicating that the test is valid; any HIV-1/2 antibody in the sample forms a complex with the labeled conjugate and is retained in the detection zone, producing a visible color there if HIV-1/2 antibody is present in the sample.

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

Potential Future Products

We believe that the Ani Platform provides us with an alternative product format having potential applicability in both the professional and OTC markets worldwide.  It also gives us strategic opportunities.  Up until we ceased our research and development efforts in mid-2008, we were in the early stages of evaluating the feasibility of potential future products employing this technology.  The development of a rapid test for the detection of syphilis was potentially the first non-HIV project that we were considering undertaking.

If we are able to resume research and development in the future, before we will be able to exploit any of these opportunities, we would need to prove the viability of the Ani Platform by completing development of the AwareTM II product line, filing an IDE for those tests in the U.S. and establishing domestic manufacturing capacity with which to begin FDA clinical trials, initially for an HIV test.

Marketing, Sales and Distribution

We generally rely upon local distributors to explore local market conditions, to pursue sales opportunities, follow up on leads we provide, to train and support local customers and to assist in the regulatory approval process.  The notable exception to this practice is in China where our products will be marketed, distributed and sold through Beijing Marr, our joint venture with Marr.  Additionally, we work with the CDC to distribute the Incidence Test in the US and internationally.

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

Our marketing efforts are severely curtailed at this time, due to the lack of financing and certainty about our ability to continue in business and our reduced workforce.  If we are able to overcome our current obstacles, we expect to concentrate on the following primary markets during 2009:

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

Africa

In Africa, we have been pursuing individual country markets for our AwareTM HIV-1/2 OMT rapid test products where we expect growth rates for HIV testing to be the highest.  We will add other target countries as we see their markets developing.  We received our initial orders for the AwareTM HIV-1/2 OMT test in 2006 from South Africa, and sales to our South African distributor have continued regularly since then.  Our AwareTM HIV-1/2 OMT test is currently approved in South Africa, Cote d’Ivoire, Kenya, and Uganda. We have recently began to receive market acceptance from the Kenyan and Ugandan governments.  We have also initiated registration in Nigeria, Tanzania, Cameroon Morocco, Libya and Egypt and are working to obtain product approvals.

Middle East

During 2008, we continued the process of entering markets within the region.  We have product approval in Iraq and U.A.E. and are actively pursuing registrations in Saudi Arabia, Kuwait and Iran (pending U.S. government clearance).  In the fourth quarter of 2008, we made a significant sale in U.A.E. through our new distributor.

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

Research and Development Spending

We have had to cease investing funds in research and development at this time.  Our goal is to resume such funding in the future if and when we are financially able to do so.  Our product research and development spending increased from $1.3 million in 2007 to $1.4 million in 2008.  Domestic R&D expense increased by approximately $0.3 million in 2008 primarily as a result of filling vacancies in our R&D staffing during the second half of 2007, offset by lower costs related to outside consultants, clinical trials and travel expenses.  We have terminated all of our domestic research and development personnel by the end of 2008.  Our Beijing Marr joint venture incurred approximately $0.2 million less in R&D expenses during 2008 compared with 2007 as personnel and resources were directed away from product development to pre-manufacturing activities recognized as administrative expense in 2008.

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

Intellectual Property

Our success depends, in part, on our ability to obtain patent protection for our products, to preserve our trade secrets and to avoid infringing the proprietary rights of third parties.

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

Although important, the issuance of a patent or existence of trademark or trade secret protection does not in itself ensure the success of our business.  Competitors may be able to produce products competing with our products without infringing our licensed patent rights.  The issuance of a patent is not conclusive as to validity or as to the enforceable scope of the patent that we license.  Trade secret protection does not prevent independent discovery and exploitation of the secret product or technique. Accordingly, we cannot assure that our patents rights, trademarks or trade secrets will afford adequate protection to our products or that our competitors will not be able to design around such patents, trademarks and trade secrets.

We are not aware of any pending claims of infringement or other challenges to our rights to use this intellectual property or our rights to use our trademarks or trade secrets in the U. S. or in other countries.

We require our employees, consultants, outside collaborators, and other advisors to execute confidentiality and      assignment of invention agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. The agreements also provide that all inventions conceived by the individual during his or her tenure with us are our exclusive property.  We believe these confidential information and invention assignment agreements are all valid and enforceable in accordance with their terms.  However, we cannot assure that they are valid and enforceable or that they will not be breached, and that we will have adequate remedies for any breach.

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

Manufacturing

To meet the challenges of testing for HIV in the developing world, we have adopted a manufacturing strategy for our rapid tests that recognizes the reduced labor and overhead rates typical of the regions in which we expect to sell our tests.  We have established manufacturing capabilities in the U. S. and Thailand and China, through our Beiing Marr joint venture.  We may consider establishing research and manufacturing centers in other targeted markets.  A key consideration in selecting manufacturing locations for the current AwareTM product relates to the presence and enforcement of certain lateral flow patents.  Accordingly, we plan to produce our AwareTM line in countries that offer both low cost manufacturing and where we have technological freedom to operate.  Thailand and China meet these criteria.  We believe there are no intellectual property restrictions for the Incidence Test or for our Aware IITM Tests.

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

Beijing Marr

Our joint venture, Beijing Marr, has a manufacturing facility in the Huairou district of Beijing. The site currently houses about 2,100 square meters of manufacturing space with ample room to expand.  Beijing Marr renovated and upgraded the facility to meet the requirements for the production of our AwareTM rapid test product line.  Additionally, the facility has its ISO 13485 certification.  Production capacity at this facility is planned for up to 10 million tests per month before a facility expansion is required.  We would need to add additional personnel and equipment to achieve that production level.  Product from this plant will be available for sale in China as well as for export.

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

The following table summarizes the regulatory approvals that we have received for products in our AwareTM product line as of December 2008.

Aware OMT ▪ China ▪ India ▪ Kenya ▪ Russia ▪ South Africa ▪ Uganda ▪ Tanzania ▪ Iraq ▪ Cote d’Ivoire ▪ United Arab Emirates ▪ Peru ▪ USAID	Aware BSP ▪ Kenya ▪ Malaysia ▪ South Africa ▪ Uganda ▪ Zimbabwe ▪ USAID

USAID Waiver

Many international HIV intervention programs are supported by foreign funding.  In the case of funding supplied by the United States, typically through USAID or PEPFAR, products that are not approved locally in the country of intended use or by the USFDA may be used, provided they have a waiver issued by the USAID and CDC.  Since the end of 2007, both our AwareTM HIV-1/2 rapid blood test and our AwareTM HIV-1/2 rapid oral fluid test have been included on the USAID waiver list.

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

Employees

As of March 31, 2009, we have one full time employee and one part-time employee in the U. S., one in sales and one in administration.  We have two consultants that we use on an “as needed” basis for production, quality systems, marketing and administration. Our employees are not represented by a union or collective bargaining entity.  We believe our relations with our employees are good.

Where to get more information

We file or furnish annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1A.  Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Risks Related to Our Financial Condition

We Are in Default Under Our Secured Debt Obligations

We are in default under our Credit Facility and Convertible Notes, both of which are secured by our assets. As we do not have funds to repay these debt obligations, we will need to enter into agreements with our creditors to terminate, reduce or restructure our obligations to them. Although our relationships with our creditors remain positive and we have taken steps to obtain additional capital and negotiate termination, reduction or restructuring of our debt obligations, there is no assurance that our creditors will not take actions that could be detrimental to our ability to continue to conduct our operations. Our secured creditors could at any time elect to foreclose on our assets.  Moreover, there can be no assurance that we will be able to enter into acceptable agreements with our secured creditors.  If we are unable to enter into acceptable agreements with them, we may be forced to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, 11 U.S.C. § 101 et seq.  If we are forced to seek bankruptcy protection, the holders of our common stock will likely not be able to realize any remaining value in their shares and the holders of our debt securities will likely realize less than the principal amount of those securities, because the value of our assets is less than our secured debt obligations. Even if we are able to enter into agreements with each of our secured creditors for the termination, reduction or restructuring of our debt, there can be no assurance that we will be able to continue our business because of our recurring operating losses, negative cash flow and limited cash reserves.  To the extent we cannot terminate our debt obligations, we will require additional capital to meet our debt obligations, even if they are reduced or restructured.

Because Of Our Recurring Operating Losses And Negative Cash Flows From Operations, Our Audit Report Expresses Substantial Doubt About Our Ability To Continue As A Going Concern.

Because of our recurring operating losses and negative cash flows from operations and substantial indebtedness, our audit report expresses substantial doubt about our ability to continue as a going concern. At December 31, 2008 and 2007, we had working capital deficits of $14.5 million and $3.5 million, respectively.  As of April 3, 2009, the $11.0 million outstanding under our Credit Facility and Convertible Notes is currently due. Our cash on hand and existing sources of cash are insufficient to fund our cash needs over the next twelve months under our current capital structure. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

We Will Need Additional Financing To Meet Our Financial Needs.

Our current plan is to obtain additional financing after reviewing all possible options in detail, including, but not limited to, the issuance of equity or debt securities or alliances and/or joint ventures with other biotechnology firms, pharmaceutical companies with biotechnology divisions or medical diagnostic companies. It may be difficult, or impossible, for us to raise additional capital because of our existing secured debt obligations, because our stock price is below its par value and because we may not have sufficient shares of authorized stock to issue to investors. If we are able to raise capital, funds raised from the issuance of additional equity securities may have a negative effect on our stockholders, such as a dilution of their percentage of ownership, and the rights, preferences or privileges of the new security holders may be senior to those of our current stockholders. There is no assurance that we will be able to obtain any financing on favorable terms, or at all. Failure to obtain additional financing would have a material adverse effect on our business, results of operations and financial condition in the future, as we will likely not be able to continue our operations.

Our Working Capital Deficit May Adversely Affect Our Ability To Further Implement Our Growth Strategy And Expand Our Presence In The International Market for HIV And Other Diagnostic Tests.

Neither our cash flow from operations nor our capital resources are sufficient to meet our existing financial needs or sustain our operations. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

Our Financial Condition has Adversely Affected Our Ability to Pay Suppliers, Service Providers and Licensors on a Timely Basis Which May Jeopardize Our Ability to Continue Our Operations and to Maintain License Rights Necessary to Continue Shipments and Sales of Our Products.

At December 31, 2008, our domestic trade accounts payable totaled $1.5 million, of which essentailly all was over sixty days past due.  Further, we currently have a number of cash-only arrangements with suppliers.  Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing.  While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor.  If the working capital that enables us to make payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.  Additionally, our financial condition has prevented us from ordering certain materials in the most economical order quantities, which increases the cost of our products and reduces our margins.

We Have Federal and State Net Operating Losses and Research and Development Credits Which May Expire Before We Can Utilize Them.

At December 31, 2008, we had federal net operating loss carryforwards of approximately $175.6 million.  Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards following a “change in ownership.”  The amount of the limitation is based on a statutory rate of return and the value of the corporation at the time of the change of ownership.  Our private placements and other sales of our equity securities can potentially cause a change of ownership either individually or in the aggregate. We have conducted a preliminary analysis of our stock ownership changes which indicates that ownership changes within the meaning of Section 382 of the Internal Revenue Code may have occurred in 2003 and 2004.  After applying the Section 382 limitations resulting from these presumed ownership changes, approximately $94 million and $36.5 million of federal and state net operating loss carryforwards, respectively, are available at December 31, 2008.  If a change of ownership has occurred as a result of past financings and an annual limitation is imposed, we may not be able to fully utilize all of our federal and state loss carryforwards and resesarch and development credit carryforwards.  Our inability to fully utilize our net operating loss carryforwards and tax credits could have a negative impact on our tax asset, financial position and results of operations.

Risks Related to the Market for Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline and a loss of your investment.

Since our inception of operations through December 31, 2008, we have incurred a cumulative loss of $185.1 million. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or if we do, that we will be able to continue earning such revenues or profit. Any economic weakness or global recession, including the current environment, may limit our ability to ultimately market our products. Any of these factors could cause our stock price to decline and result in a loss of a portion or all of your investment.

The price and trading volume of our common stock is subject to certain factors beyond our control that may result in significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

Factors beyond our control that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●	the development of a market for our products;

●	changes in market valuations of similar companies;

●	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Additions or departures of key personnel; and

●	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board (the "OTCBB") stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this prospectus is not necessarily an indicator of what the trading price of our common stock might be in the future.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our issuance of Convertible Notes, warrants and stock options may have a negative effect on the trading price of our common stock.

We currently have a large number of Convertible Notes, stock options and warrants outstanding.  The conversion of the Convertible Notes into shares of common stock and the exercise and conversion of stock options and warrants into shares of common stock could cause significant dilution to our stockholders.  In addition to the potential dilutive effect of issuing a large number of Convertible Notes, stock options and warrants, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place significant downward pressure on the trading price of our common stock.

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

Although our common stock trades on the OTCBB, a regular trading market for our common stock may not be sustained in the future. The National Association of Securities Dealers (the “NASD”) limits quotation on the OTCBB to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, after a grace period of approximately 30 days, our common stock will not be able to be traded on the OTCBB.  The OTCBB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Market prices for our common stock may be influenced by a number of factors, including:

●	the issuance of new equity securities;

●	changes in interest rates;

●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	variations in quarterly operating results;

●	change in financial estimates by securities analysts;

●	the depth and liquidity of the market for our common stock;

●	investor perceptions of our company and the technologies industries generally; and

●	general economic and other national conditions.

Our limited public market and trading market may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTCBB.  The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for our common stock may be limited; and

●	lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our common stock is a "penny stock."

Our common stock is a "penny stock" under Section 15(g) of the Exchange Act. Our common stock: (i) trades at a price less than $5.00 per share; (ii) is not traded on a "recognized" national exchange; (iii) is not quoted on The NASDAQ Stock Market; and (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend our common stock but can only trade in it on an unsolicited basis.

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our common stock more difficult and may reduce the value of the investment. Various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired. Certain foreign countries also impose limitations and restrictions on the ability of their citizens to own stock that is not traded on a recognized exchange, which, in certain instances, does not include the OTCBB.

Broker-dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act (“Rule 144”), subject to certain requirements.  In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the twelve-month period preceding such sale.  Once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock.  Following a period of twelve months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings.   Any substantial sale of common stock pursuant to Rule 144 may have an adverse affect on the market price of our common stock.

We May Need our Stockholders to Authorize Additional Shares of Common Stock or a Reverse Split of Our Common Stock in the Near Future.

Under our certificate of incorporation, we are authorized to issue 800 million shares of common stock.  We currently have 439 million shares of common stock issued and outstanding and 294 million shares of common stock reserved for inssuance under our Convertible Notes, our Equity Line, warrants and stock options.  There are 67 million shares of common stock available for issuance in future financings or for other purposes. We may need to seek stockholder approval to either increase the number of authorized shares of common stock or effect a reverse stock split of our shares of common stock to allow us to raise capital through the issuance of equity securities.  After a reverse stock split, stockholders who hold a number of shares less than the split ratio, would no longer be stockholders of our company. Our remaining stockholders would own fewer shares of our common stock, although the pervcentage owenrship for each would not change. Each outstanding share of common stock would immediately and automatically be changed, into a proportionate number of shares of common stock, based on the reverse stock split ratio, and the number of shares of common stock subject to outstanding options and warrants issued by us would be reduced proportionately and the respective exercise prices would be increased proportionately. The reverse stock split would effectively increase the number of authorized and unissued shares of common stock available for future issuance for new financing or other purposes because we would keep our authorized shares at 800 million. Following a reverse stock split, the Board of Directors would have the authority, subject to applicable securities laws, to issue authorized and unissued shares without further stockholder approval, upon such terms and conditions as the Board of Directors deems appropriate. This could cause significant dilution to our stockholders.  In addition to the potential dilutive effect of issuing new equity securities, there is the potential that a large number of shares may be sold in the public market at any given time, which could place significant downward pressure on the trading price of our common stock.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We are examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending December 31, 2008.  If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Lawsuits and legal proceedings.

From time to time, we may become involved in various lawsuits, disputes and claims (“Actions”), arising in the ordinary course of business.  These Actions may raise complex factual and legal issues and are subject to uncertainties.  Actions filed against us could include product liability, commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits.  Plaintiffs in some Actions may seek unspecified damages or injunctive relief, or both.  Adverse results in Actions may harm our business and have material adverse effects on our business, results of operations, liquidity or financial position any or all of which could adversely affect our stock price.

Risks Related to Our Business

A Viable Market for Our Products May Not Develop or We May Not Be Able to Successfully Develop and Market New Products That We Plan to Introduce.

Our future success will depend, in large part, on the market acceptance, and the timing of such acceptance, of our AwareTM HIV-1/2 OMT rapid test and the HIV-1 BED Incidence Test and such other new products or technologies that we may develop or acquire. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products.  We currently have extremely limited resources with which to stimulate market interest in and demand for our products and limited evidence on which to evaluate the market’s reaction to products that may be developed.

We currently have approval to sell our AwareTM HIV-1/2 OMT rapid test product in countries including China, Russia, India, South Africa, U.A.E., Iraq, Uganda, Kenya, Cote d’Ivoire and Peru.  We plan to seek regulatory approval in other countries as resources permit.  Sub-Saharan Africa, China, India and Russia are the areas predicted to have the greatest increase in HIV infections over the next few years.  We believe that a simple, non-invasive test such as ours will have significant demand as it can be used as an integral part of a real-time treatment program.  Although we are optimistic regarding the future sales prospects for our AwareTM HIV-1/2 OMT rapid test, obtaining regulatory approval has not resulted in significant product sales to date.  In Africa and elsewhere, government Ministries of Health or similar agencies are the primary purchasers of HIV tests, typically through a tender process which currently requires the exclusive use of blood tests.  Such tenders often consider only the purchase cost of an HIV diagnostic test, ignoring the ancillary costs of administration, including costs such as personnel and materials required to draw and dispose of blood samples.  We are directing considerable effort, including product donations to key user agencies, to encourage the consideration and inclusion of our oral fluid tests in such tenders.  We consider these efforts to be part of an “enabling” strategy in which the standard of care for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests.  This process is time-consuming and expensive.  There can be no assurance that our AwareTM HIV-1/2 OMT rapid tests will obtain widespread market acceptance internationally or that significant sales will occur on a timetable that we can accurately project.

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

We have recently introduced our Aware MessengerTM oral fluid sample collection device, have no experience marketing such a product and our financial condition has required that we suspend marketing efforts for the product at present .

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

We May Not Be Able to Retain and/or Attract Key Executives and Other Personnel.

Certain of our executives and senior employees left the Company during 2007 and 2008, prior to the reduction in our workforce in the fourth quarter of 2008.  As a small company, our success depends on the services of key employees in various research and development, administrative, marketing and quality systems positions.  Our inability to replace or attract key employees in certain positions as a result of our financial condition, or for other reasons, could have a material adverse effect on our operations.

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

A primary focus of our efforts has been rapid HIV tests that we are commercializing or that are in the process of being developed.  We plan to expand our product line to include tests for other STD’s or synergistic diseases or conditions.  However, there can be no assurance that we will have the funds to perform the necessary research and development to do this.  Moreover, there can be no assurance that will succeed in our research and development efforts with respect to rapid tests or other technologies or products or in our commercialization of these tests.

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

Our Quarterly Results May Fluctuate Due to Certain Regulatory, Marketing, Financing and Competitive Factors Over Which We Have Little or No Control.

The factors listed below, some of which we cannot control, may cause our revenues and results of operations to fluctuate significantly:

•	actions taken by the FDA or foreign regulatory bodies relating to products we are commercializing or seeking to develop;
•	the extent to which our current or proposed new products gain market acceptance;
•	the timing and size of purchases by our customers, distributors or joint venture partners;
•	introductions of alternative means for testing for HIV by competitors;
•	changes in the way regulatory authorities evaluate HIV testing, including supplemental testing of the results of a rapid HIV screening test;
•	the failure to raise funds to continue our operations; and
•	customer concerns about the stability of our business which could cause them to seek alternatives to our product.

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

Item 2. Properties

Our principal corporate offices, administrative, sales and marketing, research and development and support facilities are located at 16290 S.W. Upper Boones Ferry Road, Portland, Oregon, 97224 and consist of approximately 11,000 square feet of leased office, laboratory, warehouse, assembly, test and manufacturing space.  We entered into a 63 month lease for this facility, which expires in November 2012, with an average cost of approximately $14,000 per month.

We also lease small office space in Dubai, U.A.E. and Geneva, Switzerland for satellite sales and marketing purposes.

Our joint venture, Beijing Marr, has land use rights in the Huairou district of Beijing, China to approximately 24,000 square meters that includes approximately 2,100 square meters of manufacturing facilities and other office and warehouse buildings.  It also rents office space in Air China Plaza in the Huairou district of Beijing for RMB42,000 per month pursuant to a lease that began on March 8, 2007 and terminates on May 31, 2009.

We believe our properties are adequate for our current needs.

We have sublet our former 26,000 square foot manufacturing, research and office site in Rockville, Maryland to Maxim Biomedical Corporation (“Maxim”).  In connection with the purchase of our Legacy Business, Maxim assumed our obligations as lessee under this lease, which expires in February 2009.

Item 3. Legal Proceedings

On September 28, 2008, David K. Harris, the former Chief Executive Officer of our subsidiary, Beijing Marr, filed a labor dispute claim against Beijing Marr with the Beijing Chaoyang District, China, Labor Dispute Arbitration Commission claiming that he was wrongfully terminated by Beijing Marr and seeking approximately $381,000 for unpaid salary, expense reimbursement, severance payment and penalties.  In January 2009, Beijing Marr filed a counterclaim against Mr. Harris for damages it suffered as a result of various instances of misconduct and failure to perform his duties as chief executive officer and seeking approximately RMB 493,346.  The matter so far has been heard on November 28, 2008, February 2, 2009 and April 20, 2009.

In late 2008, two former employees of Beijing Marr filed complaints against Beijing Marr with the Labor Arbitration Committee of Chaoyang District, Beijing, claiming that they are owed additional compensation as a result of noncompliance with certain provisions of the Labor Contract Law of China.  Each is claiming they are owed one month salary.  The total claimed is approximately RMB 311,122.  The first hearing is scheduled for April 30, 2009.

In late 2008, a complaint was filed by Fangcui Green Garden Project Co., Ltd. against Beijing Marr in the Beijing Arbitration Committee in the amount of RMB 195,499.13 seeking payment for a construction project performed by Fangcui Green Garden Project for Beijing Marr at its manufacturing facility. Beijing Marr has counterclaimed for damages resulting from faulty workmanship in an amount in excess of RMB 118,000.  The first hearing of the matter was held on April 15, 2009.

On March 2, 2009, Sun Deming filed a complaint against Beijing Marr in the People’s Court of Chaoyang District, China, for breach of an apartment lease between Sun Deming, as landlord, and Beijing Marr, as tenant, in the amount of RMB 70,000 for five months unpaid rental for the months of May 2008 through September 2008 plus penalties of RMB 1,418 and court costs equal to 10% of the claimed amount for a total of RMB 80,000.  Arbitration was scheduled for April 8, 2009.  On April 7, 2009 the parties settled this matter out of court. Beijing Marr agreed to pay Sun Deming RMB 70,000 by making a cash payment of RMB 56,000 and forfeiting the return of the deposit of RMB 14,000.

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles – Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages.  On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.  On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date.  On November 13, 2008, the Court of Appeal issued an opinion affirming the trial court judgment.  Remittitur was issued on January 16, 2009. The plaintiff/appellant did not file a petition for review with the California Supreme Court.  As a result, the case has been finally determined in our favor.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on December 10, 2008, at which our stockholders voted on the following proposals:

1.	Elect five directors of the Company to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified.

2.	Ratify the selection of Odenberg Ullakko Muranishi & Co. LLP as our independent registered public accounting firm for the year ending December 31, 2008.

3.	Approve an amendment to the 2004 Incentive Plan to increase the number of shares of our common stock available for issuance thereunder from 47,000,000 to 120,000,000;

4.	Approve an amendment to the 2005 Director Incentive Plan to increase the number of shares of our common stock available for issuance thereunder from 18,000,000 to 46,000,000

5.
Approve an amendment to the Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock at the ratio of 1:20 and to lower the par value of the common stock to $0.001

The record date for determining stockholders eligible to vote at the meeting was October 17, 2008.  On the record date, there were 439,354,624 shares of our common stock outstanding and eligible to vote.  There were present at the meeting, in person or by proxy, holders of 200,780,192 shares, representing 45.7% of the common stock outstanding.

Roger I. Gale, who had served as Chairman of the Board of Directors since November 2004, did not stand for re-election to the Board of Directors at the 2008 Annual Meeting.  Maxim A. Soulimov resigned from the Board of Directors on November 19, 2009.  Otherwise, each nominee for the Board of Directors was re-elected at the 2008 Annual Meeting.  The following number of votes was cast for and against each nominee:

	For	Against

John J. DiPietro	194,457,426	6,232,766
Paul E. Freiman	194,632,612	6,147,580
Adel Karas	194,786,931	5,993,261
Julius R. Krevans, M.D.	186,227,710	14,552,482

The stockholders approved the following proposal.  The following votes were tabulated:

	For	Against	Abstain

Proposal 2	199,084,407	822,344	873,440

The stockholders did not approve the following proposals.  The following votes were tabulated:

	For	Against	Abstain	Broker Non-Votes

Proposal 3	70,393,537	6,411,518	40,720	123,934,417
Proposal 4	70,385,561	6,402,875	57,339	123,934,417
Proposal 5	170,737,517	29,781,069	261,603	-

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Trading Market

Since September 8, 2006 our common stock, par value $0.03 per share, has traded on the NASD Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CBMC.”  Between August 17, 2004 and September 7, 2006, our stock traded on the American Stock Exchange under the symbol “HIV.”  Prior to August 17, 2004, it traded on the OTCBB under the symbol “CYPT.”  High and low quotations reported by the OTCBB or the American Stock Exchange, as applicable, during the periods indicated are shown below.  These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year	Quarter	High	Low
2008	4th	$0.030	$0.004
2008	3rd	0.067	0.020
2008	2nd	0.128	0.040
2008	1st	0.175	0.063

2007	4th	0.23	0.09
2007	3rd	0.22	0.07
2007	2nd	0.11	0.06
2007	1st	0.08	0.05

On April 20, 2009, there were approximately 13,300 holders of record of our common stock.  The closing price of our common stock on April 20, 2009 was $0.006 per share.  We have never paid any cash dividends, and our Board does not anticipate paying cash dividends in the foreseeable future.  We intend to retain any future earnings to provide funds for the operation and expansion of our business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.  This MD&A should also be read in conjunction with Item 1.A. “Risk Factors.”

This MD&A contains forward-looking statements regarding our business development plans, the characteristics and growth of our markets and customers; our objectives and plans for future operations and products and our liquidity and capital resources. These forward-looking statements express our current intentions, beliefs, expectations, strategies or predictions and are based on a number of assumptions and currently available information.  Our forward-looking statements are subject to a number of risks and uncertainties, including, without limitation, our ability to obtain an increased market share in the diagnostic test market; market acceptance of our products by governmental and other public health agencies, health care providers and consumers; the success of our future marketing and brand-building efforts; FDA and international regulatory actions; our ability to protect our proprietary technologies; the further development of our technologies and products; our ability to compete successfully against existing and new competitors; our future financial and operating results; our liquidity and capital resources; our ability to obtain additional financing as necessary to fund both our short- and long-term business plans; our ability to terminate or reduce our debt obligations; changes in domestic or international conditions beyond our control that may disrupt our or our customers’ or distributors’ ability to meet contractual obligations; changes in health care policy in the United States or abroad; fluctuations in market demand for and supply of our products; public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS; availability of reimbursement for use of our products from private health insurers; governmental health administration authorities and other third-party payors; our ability to attract or retain key personnel and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations).

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of this Form 10-K and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to terminate or reduce our debt obligations, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  If we are not able to generate sufficient liquidity from operations or raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Overview of Critical Events in 2008

Throughout 2008, we focused on marketing and selling our AwareTM HIV-1/2 Rapid Tests in countries where we have regulatory approval and where we soon expected to have regulatory approval, primarily concentrating on South Africa, Cote d’Ivoire, Kenya, Uganda, U.A.E., India and Russia.  Most of our AwareTM HIV-1/2 Rapid Tests sales were in Africa, through our South African distributor, however in the fourth quarter of 2008, we also completed a sale to our new distributor in the U.A.E. that represented 48% of our rapid test sales revenue for 2008.  After receiving registration and marketing approval in April 2008, Beijing Marr began actively marketing AwareTM HIV-1/2 OMT in China.  Local sales of our rapid test in China were insignificant during 2008 as our financial constraints limited our marketing opportunities.

Sales of our BED Incidence Test accounted for 56% of our sales in 2008 and posted a 4% revenue increase compared with 2007.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Our new Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for 2% of our 2008 sales.

We also continued our clinical trial and regulatory approval process through 2008, primarily focusing on countries which have been selected for funding by PEPFAR, the President’s Emergency Plan for AIDS Relief.  Both our AwareTM HIV-1/2 BSP (blood, serum and plasma) rapid test and our AwareTM HIV-1/2 OMT (oral fluid) rapid test have been evaluated and are now included in the USAID waiver list.

We spent considerable time and effort developing a complementary oral fluid test using an alternative antigen that will enable us to market a non-invasive screening and confirmation testing system for HIV-1/2.  We also began preclinical development and evaluation activities for a second oral fluid test using a synthetic peptide antigen , which would provide us with a full non-invasive testing protocol in accordance with the WHO rapid testing guideline algorithm, which we believe will benefit current diagnostic and treatment efforts and help us achieve sales in regions that adhere to the WHO testing algorithm, and for a lateral flow platform design suitable for over-the-counter applications of our Aware TM HIV-1/2 Rapid Tests, which would permit our entry into the HIV rapid test market in the United States and to expand our product line beyond HIV to a broader set of non-invasive diagnostic tests for other sexually transmitted diseases or diseases such as tuberculosis, malaria and hepatitis.

Our operations and business plans were severely impacted by our inability to secure additional capital in the fourth quarter of 2008. We had to curtail our marketing, sales and development efforts to continue our business while attempting to restructure our operations and seek additional financing.  In the fourth quarter of 2008, we substantially reduced our workforce in order to conserve cash and continue our day-to-day operations at a minimal level. Since then, we have been focused on restructuring our operations, looking for financing and reducing our debt, with the hope that we will be able to continue as a going concern and once again focus on commercializing our current products and resuming the research and development of our other products. We have maintained a minimum staff in order to continue sales of our products to our existing and new clients so that we do not lose the momentum we have gained over the last few years. While most of our marketing efforts have ceased, we have continued our market efforts in certain places where to cease such efforts would almost certainly cause us to lose ground.

Business Environment

Although we have received regulatory approval in a number of countries, there is a long lag time between regulatory approval and sales.  In our target markets, government ministries of health or similar government and nongovernmental agencies are the primary purchasers of our products, typically through a “lowest-cost” tender process. These purchasers have historically purchased blood-based HIV tests.  We have had to overcome the obstacle of changing these purchasers’ mindsets from preferring tests that use the current blood standard of care.  We have expended much time, money and effort to try to convince government bodies and non-government organizations to try our oral fluid tests, both for its ease of use, efficiency and lower-cost benefits.

We have directed considerable money and effort, including product donations to key user agencies and lobbying for changes in tender regulations, to encourage the consideration and inclusion of our oral fluid tests in purchase tenders. We consider these efforts to be part of a strategy in which the “standard of care” for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests.  If we can successfully change the standard of care, we expect to reach a point at which time our revenue growth will increase significantly. We are not forecasting the timing of this point as it is largely governed by factors that we can only partially influence

We believe the demand for fast, easy-to-use HIV tests is strong and growing.  By many accounts, governments are requiring more testing for HIV and allocating more funds to such testing, non-governmental organizations and charities have increased their funding for HIV testing too.  Although we face barriers to market acceptance, we have started making inroads.  For instance, according to the National Aids/STD Control Programme. Kenya will soon roll out a national campaign to increase the testing of Kenyans for HIV and will use our AwareTM HIV-1/2 OMT in this campaign. We are unable to predict future demand for our products, however, we believe that we will be able to increase market acceptance of our products and our market position.

Outlook

As of April 3, 2009, we are in default under our Credit Facility and Convertible Notes. We are currently discussing termination, reduction or restructuring of the Credit Facility and Convertible Notes with each of the secured creditors. There can be no assurance that acceptable terms, or any terms, will be reached between us and any of the creditors.  Our ability to terminate, reduce or restructure our debt will impact whether or not we are able to raise additional capital.  If we are unable to terminate, reduce or restructure the debt, it is unlikely that we will be able to raise capital. As our cash flows from our operating and investing activities are currently not adequate to sustain our operations, if we are unable to raise capital, we will likely be unable to continue our operations.

In light of our existing operations and financial challenges, we are exploring strategic and financing options in conjunction with our ongoing discussions with these secured creditors to terminate, reduce or restructure our debt obligations.  Failure to obtain additional financing and to resolve the existing defaults with respect to the Credit Facility and the Convertible Notes will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, 11 U.S.C. § 101 et seq., which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity.

Management believes that we have the ability to sustain our operations, at least for the near-term, through the termination, reduction or restructuring of our debt obligations, effective management of our operations and the ability to raise additional capital through private placements of equity.  However, if we are unable to terminate, reduce or restructure our debt obligations or if we are unable to raise sufficient additional capital, we will be unable to meet our operating and debt obligations and will likely be unable to continue our operations.

We believe that certain factors are critical to our success, including having sufficient financial liquidity to fund our operations; raising additional funds through the private placement of equity; terminating, reducing or restructuring our debt obligations; reducing certain fixed costs; continuing to expand our marketing and increasing sales of our products; and developing a larger international market presence.

Since 2003 we have developed and brought to market our AwareTM Rapid Test Product Line and Aware MessengerTM Oral Fluid Sample Collection Device and have either developed or have the technology to develop next generation HIV test products and additional diagnostic test products based on our technology and test platform.  These critical additions to our product base over the past few years have positioned us to grow our business and to achieve better margins as we move into the market for HIV tests. These products are the core of our business and the key to our future success.

In order to accomplish our business plan and meet our financial obligations, we must:

-     Negotiate a termination, reduction or restructuring of our secured debt obligations.
-     Raise additional capital to fund working capital requirements.
-     Reduce accounts payable and other debt and associated fixed costs.
-     Increase marketing and sales of our products through our current and new distribution network.

We have been actively pursuing potential opportunities to address the above matters, the ultimate resolution of which is beyond our control and will have a significant impact on our financial condition and ability to continue our operations. As a result, no assurances can be given that these transactions will be completed as contemplated or at all, which could have a detrimental effect on our ability to continue our operations. For more information regarding our business plan and these transactions, see "Item 1. Business - General, Requirements of Additional Capital and Business Plan" and for the related risks, see "Risk Factors" below.

As 2009 begins, we remain focused on our strategy of increasing marketing and sales in the countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales and keeping our operations costs low.

Aware TM  BED Incidence Test

We began selling the BED Incidence Test in the fourth quarter of 2004.  It accounted for approximately 56% and 66% of our sales in calendar years 2008 and 2007, respectively.  In absolute terms, revenue from the sale of the Incidence Test increased by approximately 4% between 2007 and 2008.

Aware TM HIV 1/2 Rapid Tests

Sales of our HIV-1/2 rapid diagnostic tests accounted for approximately 43% of our revenues in 2008 compared with 34% in 2007.  We expect that our future near- and medium-term revenues will be derived primarily from selling our HIV-1/2 rapid tests in both the professional and over-the-counter (OTC) markets, and potentially from selling diagnostic tests for other STDs or synergistic tests, such as tuberculosis or malaria, in the longer term.

AwareTM MessengerTM Sampling Device

Our new Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for 2% of our 2008 sales.

Financial Condition and Results of Operations

During 2008 and 2007, we used cash of $4.6 million and $6.1 million, respectively, in our operations.  In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

The following summarizes the results of our operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007

Product sales revenue	$725	$589
Cost of product sales	685	559

Gross margin	40	30

Operating costs and expenses:
Research and development expenses	1,405	1,260
Selling, general and administrative expenses	5,862	6,409
Impairment of assets	-	1,528

Total operating expenses	7,267	9,197

Loss from operations	(7,227)	(9,167)

Interest expense, net	(2,520)	(235)

Minority interest in losses of consolidated joint ventures	313	1,206
Other income (expense), net	257	(72)

Loss before income taxes	(9,177)	(8,268)

Income taxes	-	(2)

Net loss	$(9,177)	$(8,270)

Years Ended December 31, 2008 and 2007

Our revenue for 2008 totaled $725,000 compared with $589,000 for 2007, an increase of $136,000 or 23%.  Sales of our BED Incidence Test accounted for 56% of our sales in 2008, compared with 66% in 2007.  Revenue from the sales of the BED Incidence Test increased by 4% in 2008 compared with 2007.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 43% and 34% of our revenues for 2008 and 2007, respectively.  Revenues from the sale of our HIV-1/2 rapid tests increased by 56% in 2008 compared with revenues in 2007, primarily due to the impact of a $150,000 fourth quarter sale to our new distributor in the UAE.  Sales of our HIV-1/2 rapid tests continue to be irregular during our commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world.  Our new Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for the remaining 2% of our 2008 sales.

Three customers accounted for approximately 56% of our revenue for 2008.  Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 24% of our 2008 revenue.  During the fourth quarter of 2008, our new distributor in the U.A.E. purchased AwareTM HIV-1/2 oral fluid rapid tests representing 21% of our total 2008 revenue.  BED Incidence Test purchases by the CDC’s contract testing labs in New York accounted for 11% of our revenue for 2008.  Three customers accounted for approximately 51% of our revenue for 2007.  Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our 2007 revenue.  A second quarter purchase of our AwareTM HIV-1/2 oral fluid rapid tests by a Russian distributor accounted for 13% of our revenue for 2007.  BED Incidence Test purchases by the CDC’s contract testing labs in New York accounted for 11% of our revenue for 2007.

We reported a gross margin of 5.5% of sales in 2008, compared with a gross margin of 5.1% in 2007, in spite of increases in the costs of our raw materials and the expense attributable to increased staffing dedicated to our manufacturing quality systems that began in the second half of 2007 and that we treat as a component of product costs.  The margins we reported in both 2008 and 2007, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which the quality systems costs and certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

Research and development costs increased by $145,000 or 12%, from $1,260,000 in 2007 to $1,405,000 in 2008.  Domestic R&D expense increased by $315,000 or 29% in 2008 compared with 2007 primarily due to salary, benefits and related employee expenses attributable to new R&D staff added during the second half of 2007 who remained employed until the middle of the fourth quarter of 2008, non-cash expense totaling $197,000 related to employee stock bonuses granted in the first quarter of 2008 and employee stock options granted in the second quarter of 2008, and costs incurred relating to patent and trademark applications for our AwareTM HIV-1/2 oral fluid rapid tests and our Aware MessengerTM sampling device. Offsetting these increases were reductions in expenses related to travel, clinical trials and both cash and non-cash consulting expenses.  R&D expense incurred by our Beijing Marr joint venture decreased by $170,000 in 2008 compared with 2007.

Selling, general and administrative costs decreased by $547,000, or 9%, from $6,409,000 in 2007 to $5,862,000 in 2008.  The primary components of the net decrease in 2008 include the following:

•
a decrease of approximately $350,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in the fourth quarter of 2007, resignations of officers during the second and third quarters of 2008, and the reduction in force that occurred during the fourth quarter of 2008;

•	a decrease in non-cash expense of $100,000 attributable to stock grants to an officer in each year;
•	a reduction in administrative consulting and public company–related expenses of approximately $230,000;
•	a reduction in marketing and administrative travel expenses of approximately $325,000;
•
a decrease of approximately $139,000 attributable to non-cash stock based compensation expense primarily related to the fair value of April 2008 option grants to employees, and subsequent modifications to them, and the November 2007 option grants to members of our Board of Directors;  offset by

•	a second quarter 2008 non-cash charge of $350,000 resulting from the modification of warrants as part of a severance arrangement in a management change;
•	increases in consulting and occupancy expenses aggregating approximately $186,000 related to new representative offices opened in Dubai and Geneva during 2007; and
•	an increase of $166,000 in marketing and administrative expenses incurred by our Chinese joint ventures as they expanded their marketing efforts.

In the fourth quarter of 2007, we recorded non-cash impairment losses aggregating $1,528,000 attributable to certain regulatory approvals, licenses and certifications included in the manufacturing assets acquired by Beijing Marr prior to the creation of our joint venture that we do not believe are recoverable in the future.

Our loss from operations for 2008, at $7,227,000 reflects a reduction of $1,940,000 or 21% from the $9,167,000 loss from operations reported for 2007.

We recorded net interest expense of $2,520,000 for 2008 compared with net interest expense of $235,000 in 2007.  The increase in expense primarily results from the $2.3 million fair value adjustment in 2007 attributable to the accounting for the anti-dilution obligations related to our February 2007 and March 2007 private placements.  Additionally, the decrease in expense upon completing the amortization of the discounts and deferred offering costs of the Convertible Notes transaction through the original April 2007 note maturity date was partially offset by the increased expense related to amortizing the discounts and derivative obligations arising from extending the term of the Convertible Notes and the Credit Facility until April 3, 2009 and subsequently modifying the conversion terms for the Conversion Notes held by Marr and the Credit Facility.  The discounts attributable to extending the term of the Convertible Notes and the Credit Facility are being amortized over the period from March 2007 through April 2009.  The additional discounts resulting from the December 2007 restructuring of the Convertible Notes held by Marr and the Credit Facility are being amortized over the period from December 2007 through December 2008.  Interest expense for 2008 also includes $305,000 attributable to the write-off of the deferred offering costs related to our Equity Line arrangement with Fusion Capital as a result of the decline in the market price of our common stock and our expected inability to make further sales of our common stock to Fusion Capital under the arrangement.

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Year ended December 31,		Decrease
	2008	2007	Expense

Interest expense on debt instruments paid or payable in cash	$(303)	$(315)	$12
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(453)	(416)	(37)
Amortization of 8% Convertible Note discounts and deferred offering
costs through original maturity date	-	(1,208)	1,208
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and
Marr Credit Facility notes	(1,372)	(449)	(923)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	32	2,281	(2,249)
Write-off of deferred offering costs related to Purchase Agreement
with Fusion Capital	(305)	-	(305)
Expense attributable to extension of term of August 2006
Additional Warrants	-	(29)	29
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(120)	(120)	-

Total non-cash items	(2,218)	59	(2,277)

Total interest expense	(2,521)	(256)	(2,265)

Interest income	1	21	(20)

Net interest expense	$(2,520)	$(235)	$(2,285)

Liquidity and Capital Resources

For the year ended December 31, 2008, we incurred a net loss of $9.2 million and a negative cash flow of $4.6 million as a result of our operations.  At December 31, 2008, we had a working capital deficit of $14.5 million and our stockholders’ deficit was $12.1 million. Our cash balance at December 31, 2008 was $0.2 million.

Our consolidated operating cash burn rate for 2008 averaged approximately $382,000 per month compared to approximately $516,000 per month in 2007.  Our decreased burn rate for 2008 reflects our efforts to reduce expenditures in response to the absence of the anticipated exercise of warrants issued in our March 2007 private placement and our inability to raise financing from other sources, which ultimately led to a significant reduction in our workforce by the end of 2008. We were required to significantly reduce or eliminate the expenditures required to ramp up marketing and manufacturing initiatives to achieve our near-term milestones.

During 2008, we sold 13,831,133 shares of our common stock under the terms of our Equity Line and received cash proceeds of $950,000.  During 2008, investors from our February 2007 and March 2007 private placements exercised warrants to purchase an aggregate of 28,402,004 shares of common stock at exercise prices between $0.05 per share and $0.08 per share and we received $1,602,000 in proceeds.  In August 2008 and September 2008 we received an aggregate of $1,400,000 from the sale of 34,000,000 shares of common stock in private placements at prices of $0.05 per share and $0.035 per share.

During the first quarter of 2009, one of our existing investors advanced funds aggregating $300,025 to us in anticipation of a financing agreement. As of the date of this filing, we do not have a definitive agreement with this investor regarding the terms of these advances.

Liquidity Needs and our Business Plan

We expect to need a significant amount of capital to finance our operations and meet our debt obligations. We are taking steps to address our capital requirements for financial liquidity and have developed a business plan that we believe will provide us with sufficient financial resources to continue to conduct our operations. Please refer to "Item 1. Business - General, Requirements of Additional Capital and Business Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary" for more details on our plan. However, no assurances can be given that we will successfully accomplish the objectives of our plan.

We believe that we will continue to incur net losses and negative cash flow from operating activities through 2009.  We have financed our operations from our inception primarily through the private placements of preferred stock and common stock, our initial public offering and the issuance of convertible notes and debentures.  Due to our historical operating losses, our operations have not been a source of liquidity. We do not have sufficient capital resources to fund our operations beyond the very near-term.  We presently do not have any available credit, bank financing or other external sources of liquidity. Additional financing is required in order to meet our current and projected cash flow deficits from operations. In order to obtain financing, we may need to sell additional shares of our common stock, other equity or debt securities or borrow funds from private lenders. Our ability to raise additional capital will depend upon the status of capital markets and industry conditions and our ability to terminate, reduce or restructure our debt obligations and warrant overhang. Moreover, it may be difficult, or impossible, for us to raise additional capital because of our existing secured debt obligations, because our stock price is below its par value and because we may not have sufficient shares of authorized stock to issue to investors. If we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully implement our business plan and execute our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions as well as those specific to our industry.

Our registered independent certified public accountants have expressed in their report dated April 22, 2009, that our recurring operating losses and negative cash flows from operations and substantial indebtedness raise substantial doubt about our ability to continue as a going concern.

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

•
Inventory Valuation.  We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors.  Further, we also review our inventories for lower of cost or market valuation.  At December 31, 2008 and 2007, our inventories consisted of only BED Incidence Test and HIV-1/2 rapid test raw materials, components and finished products.

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

•
Classification of Financial Instruments with Characteristics of both Liability and Equity.  We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer.  SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares.  Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity.  We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately.  We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our determination of the appropriate classification.

•
Stock based compensation    We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006.  We adopted SFAS 123R using the modified prospective method, which requires that we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption.  We recognized the unrecognized expense attributable to awards not fully vested at our January 1, 2006 date of adoption in our net loss during 2006 and 2007 using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.  Since our adoption of SFAS 123R, we have estimated the fair value of options granted to employees and directors, and we expect to estimate the fair value of future grants, using the Black-Scholes option pricing model.  This model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  To date, we have generally estimated the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant.  We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We adopted SFAS 141 (R) on January 1, 2009, which did not have a material impact on our consolidated financial position or results of operations.

In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our issued warrants to purchase our stock. EITF No. 07-5 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133. Although EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We are currently assessing the potential impact that the adoption of EITF No. 07-5 will have on our financial statements.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2008 are included on pages F-1 through F-48 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(1)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive and financial officer (our “Chief Executive Officer”), we conducted an evaluation, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008.  Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

This evaluation identified a deficiency in our disclosure controls and procedures with respect to accounting procedures used by our Chinese subsidiaries, Beijing Calypte and Beijing Marr, and their reporting to us of financial information. Because of this deficiency, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008. Moreover, our Chief Executive Officer has determined that this deficiency could constitute a material weakness in our financial reporting if our Chinese subsidiaries had more substantial operations.

As a result of our evaluation, we determined that we do not have adequate controls and procedures with respect to our Chinese subsidiaries.  Beijing Marr and Beijing Calypte employed a single financial manager for both companies who resigned in the first quarter of 2008. Because of financial constraints, that position has since remained vacant. There are no personnel at our Chinese subsidiaries with sufficient understanding and skills in the application of U.S. generally accepted accounting principles (“GAAP”) to prepare financial statements in accordance with U.S. GAAP or in U.S. federal securities law disclosure and reporting obligations. The absence of qualified financial personnel at our Chinese subsidiaries has precluded proper monitoring of the financial results of those operations and timely preparation of sufficient and accurate financial statements, rendering our efforts to apply controls over the completeness and accuracy of our Chinese subsidiaries financial statements, closing processes relating to reconciliations, journal entries, spreadsheets, reporting packages and review and preparation of monthly expenditure reports ineffective.

Because of the limited level of activity of our Chinese subsidiaries during 2008, no material adjustments were required to be made to our consolidated financial statements.  However, as Beijing Marr commences anticipated manufacturing and sales activities, the absence of an adequately trained financial staff could, in subsequent periods, result in material misstatements of annual or interim financial statements that would not be prevented or detected.

We are evaluating how to remedy this situation in consultation with our Chinese subsidiaries’ management and our joint venture partner.

(2)           Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

A. Control Environment.  We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) lack of segregation of duties over individuals responsible for certain key control activities; (ii) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of transactions; and (iii) an insufficient number of personnel, such as absence of permanent chief financial officer, with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with our financial reporting requirements. This control environment material weakness contributed to the following:

(1) We did not have effective controls to ensure an effective financial statement close process such that financial statements are completed and prepared in a timely manner;

(2) We did not have effective controls to ensure that there is independent review and approval of accounting journal entries;

(3) We did not have effective controls to ensure proper and timely valuation of prepaid and other assets such that unused deferred offering costs that likely has no future benefits would be identified, reviewed and recognized as expense in the appropriate accounting periods; and

(4)  We did not have effective controls to ensure that a physical inventory count is conducted effectively and inventories counted are properly priced and valued.

B. Chinese subsidiaries.  We did not maintain adequate controls and procedures with respect to our Chinese subsidiaries, resulting in our inability to adequately disclose financial and other material information or to report it in a timely manner.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(3)           Change in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Following is a list of our directors and executive officers as of April 20, 2009. Directors serve until the next annual meeting stockholders and until their successors are elected or until their earlier death, retirement, resignation or removal.

Name	Age	Calypte Position; Principal Occupation	Director Since
John J. DiPietro	51	Director	10/99
Paul E. Freiman	74	Director	12/97
Adel Karas	65	President, Chief Executive Officer and Chief Financial Officer and Director	5/07
Julius R. Krevans, M.D.	84	Director	3/95

John J. DiPietro was elected to our Board of Directors in October 1999. Since September 2002, he has served as the Chief Financial Officer of Chronix Biomedical Inc, a private biotechnology company.  Mr. DiPietro was a member of the Board of Directors of Chronix Biomedical from February 2003 through July 2006.  From September 1999 to September 2002 he was the Chief Financial Officer and Vice President-Finance and Administration of Tripath Technology, Inc., a semi-conductor manufacturing company. He served as our Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary from December 1997 through September 1999. From October 1995 until December 1997, he served as our Vice President of Finance, Chief Financial Officer and Secretary. He is a Certified Public Accountant and received his M.B.A. from the University of Chicago, Graduate School of Business and a B.S. in Accounting from Lehigh University.

Paul E. Freiman has served as a member of our Board of Directors since December 1997. He has served as the President and Chief Executive Officer of Neurobiological Technologies, Inc. since May 1997. In 1995, Mr. Freiman retired from his position as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company. Mr. Freiman is currently serving on the Board of Directors of Penwest Pharmaceuticals Inc. and Neurobiological Technologies, Inc. and several private biotechnology companies. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

Adel Karas was appointed to our Board of Directors in May 2007.  On March 16, 2009, the Board of Directors appointed Mr. Karas as our interim Chief Executive Officer, Chief Financial Officer and Secretary, to act as the Company’s principal executive officer, president and principal financial officer.  Since December 2005 Mr. Karas has worked as the Regional Director (Asia, Africa & Middle East) for the World Agency of Planetary Monitoring & Earthquake Risk Reduction (WAPMERR) based in Dubai, United Arab Emirates (UAE).  WAPMERR is involved with disaster management and risk assessments.  Prior to his involvement with WAPMERR, in 2003 Mr. Karas co-founded and served as Managing Director of Strategic Energy Investment Group in Dubai. He started this group following his retirement from Petroleum Geo-Services (PGS) in Houston, Texas where he served as Senior Vice President of Business Development for two years before moving to Dubai where he set up and, for the next eight years, served as President of PGS for the Middle East Region.  Mr. Karas served, as well, as the executive vice president for Grant Tensor Geophysical in Houston-Texas and as the president of Tensor Geophysical in Egypt. Mr. Karas attended AinShams University, University of Texas and University of Houston. He holds degrees in Geophysics and Operations Research as well as a Masters Degree in electrical engineering and an MBA.

Julius R. Krevans, M.D. has served on our Board of Directors since March 1995. Dr. Krevans served as Chancellor Emeritus and Director of International Medical Care at University of California at San Francisco from 1993 until his retirement in June 2002.  Dr. Krevans received his M.D. from New York University, College of Medicine and completed a residency in Medicine at Johns Hopkins University School of Medicine.

The Board of Directors and Its Committees

Our Board of Directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full Board of Directors and three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.  The charter for each of these committees is available on our website at www.calypte.com.  From time to time when necessary, the Board of Directors may establish other committees under its direction to address specific issues.

The Audit Committee currently includes our three independent Directors, Mr. Freiman as Chairman, Mr. DiPietro and Dr. Krevans.  As described in its Charter, the duties and responsibilities of the Audit Committee include recommending to the Board of Directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full Board of Directors. The Board of Directors has determined that Messrs. Freiman and DiPietro are Audit Committee financial experts as defined by Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”) and are independent within the meeting of Item 407(a)(i) of Schedule 14A of the Exchange Act.

The Compensation Committee currently includes Dr. Krevans as Chairman and Mr. Freiman.  As described in its Charter, the Compensation Committee reviews and approves the compensation of our Chief Executive Officer and Principal Financial and Accounting Officer, recommends to the Board of Directors the compensation of members of the Board of Directors and administers our stock option and other benefit plans.

The Nominating Committee currently includes Mr. Freiman as Chairman and Dr. Krevans and Mr. Karas.  As described in its Charter, the Nominating Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company's corporate governance matters, including the determination of the independence status of current and prospective members of the Board of Directors, periodic evaluation of the Board of Directors, its committees and individual directors, and the identification and selection of director nominees.

The Nominating Committee will consider candidates nominated by stockholders in accordance with the procedures set forth in our by-laws. Under our by-laws, nominations other than those made by the Board of Directors or the Nominating Committee must be made pursuant to timely notice in proper written form to our Secretary.  To be timely, a stockholder’s request to nominate a person for election to the Board of Directors at an annual meeting of stockholders, together with the written consent of such person to serve as a Director, must be received by our Secretary not less than 120 days prior to the anniversary of the annual meeting of stockholders held in the previous year.  To be in proper written form, the notice must contain certain information concerning the nominee and the shareholder submitting the nomination.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) (“Section 16(a)”) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Commission. Such Reporting Persons are also required by the Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms that they file. Except as described below, we believe that during fiscal year 2008, all of the Reporting Persons complied with all applicable filing requirements.

Mr. Mohamed Ahmed failed to file a Form 4 for his exercise of warrants to purchase 4,375,000 shares of our common stock on February 26, 2008 and for his exercise of warrants to purchase 6,000,000 shares of our common stock on June 17, 2008.  Mr. Mohamed Yousif Ahmed Saleh Sulaiman failed to file a Form 4 for his exercise of warrants to purchase 1,375,000 shares of our common stock on February 26, 2008 and for his exercise of warrants to purchase 2,000,000 shares of our common stock on June 18, 2008. Mr. David Khidasheli failed to file a Form 4 for his exercise of warrants to purchase 2,000,000 shares of our common stock on June 11, 2008.  Ahmed Abdalla Deemas Alsuwaidi failed to file a Form 4 for his exercise of warrants to purchase 9,920,000 shares of our common stock on July 21, 2008. Each of these investors also failed to file a Form 5 by February 14, 2009 to report these transactions.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our employees, including our chief executive officer and principal financial and accounting officer, and to the members of our Board of Directors.  The Code of Business Conduct is posted on our website at www.calypte.com.

Compensation Committee Interlocks and Insider Participation

During 2008, the Compensation Committee consisted of Dr. Krevans and Mr. Freiman, each of whom is a non-employee director.  Neither member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2008 (collectively, the “Named Executives”) for the fiscal years ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation		Total ($)
(a)	(b)	(c )		(d)	(e)	(f)(1)		(i)(2)		(j)

Roger I. Gale, Chief Executive Officer, President and Chairman of the Board (3)	2008	$318,796		$-	$-	$386,656	(4)	$368,199	(5)	$1,073,651
	2007	$350,000	(6)	$-	$150,000	$-		$50,515	(7)	$550,515

Donald N. Taylor, President and Chief Executive Officer (8)	2008	$78,780		$-	$50,000	$26,791	(9)	$-		$155,571

Ronald W. Mink,	2008	$234,844		$-	$-	$137,794	(11)	$-		$372,638
Chief Scientific Officer (10)	2007	$226,135		$-	$-	$-		$-		$226,135

Jerrold D. Dotson,	2008	$165,266		$-	$-	$117,812	(13)	$18,125	(14)	$301,203
Vice President-Finance (12)	2007	$184,615		$-	$-	$-		$15,000	(15)	$199,615

(1)	The assumptions used to derive the fair value of the stock option award noted in this column are discussed in Footnote 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

(2)	Does not include the value of perquisites and other personal benefits that do not aggregate at least $10,000 in each fiscal year for each Named Executive Officer.

(3)	Mr. Gale’s employment terminated in June 2008.

(4)
This amount represents the fair value of an option to purchase 5,000,000 shares of common stock at an exercise price of $0.065 per share, which was granted to Mr. Gale in April 2008 in lieu of a restricted stock award he was entitled to receive under his employment agreement dated September 26, 2006.  50% of the options were immediately exercisable, with an additional 25% becoming exercisable on the first anniversary of the grant and the remaining 25% becoming exercisable on the second anniversary of the grant.  In connection with the termination of his employment, the vesting of the option was accelerated in June 2008 and the exercise period was extended. The stock option was granted pursuant to the 2004 Incentive Plan.

(5)
This amount represents $18,000 paid pursuant to a consulting agreement with Mr. Gale subsequent to his employment as president and chief executive officer.  This amount also includes $350,199, representing the fair value of the extension of the maturity of warrants issued to Mr. Gale pursuant to his investment in our   March 28, 2007 private placement, in connection with the termination of his employment and recognized as severance expense by the Company.

(6)
This amount reflects Mr. Gale’s total annual salary entitlement for fiscal year 2007 under his employment agreement dated September 26, 2006.  Mr. Gale elected to receive $309,615 in cash and to forego $40,385 and instead receive shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as the investors in our March 28, 2007 private placement.  Mr. Gale elected to forego cash payment of certain amounts of compensation earned in 2006 and 2007 and instead receive shares of our common stock and warrants.  In aggregate, Mr. Gale received 8,271,870 shares of our common stock valued at $0.0.052 per share, a 12-month warrant to purchase 8,271,870 shares of our common stock at the exercise price of $0.08 per share and an 18-month warrant to purchase 4,135,935 shares of our common stock at the exercise price of $0.11 per share based on an aggregate investment of $430,137, including the compensation amounts described in this table.  Mr. Gale’s aggregate investment also includes the repayment of $90,000, plus accrued interest, of loans made to us by Mr. Gale in 2006 and 2007 and a $100,000 advance he made to us on November 16, 2006.

(7)
This amount represents perquisites and other personal benefits paid to Mr. Gale under his employment agreement dated September 26, 2006, including, without limitation, $36,000 for his housing allowance and $9,600 for his automobile allowance, of which he elected to forego cash in the aggregate amount of $10,523 and receive shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as the investors in our March 28, 2007 private placement.  See note (6) above for the details of this stock and warrant compensation.

(8)	Mr. Taylor’s employment commenced in June 2008 and terminated in December 2008.

(9)
This amount represents the fair value of an option to purchase 1,000,000 shares of common stock at an exercise price of $0.047 per share, which was granted to Mr. Taylor in June 2008 pursuant to his employment agreement dated June 12, 2008.  The stock option was granted pursuant to the 2004 Incentive Plan.

(10)	Dr. Mink’s employment terminated in December 2008.

(11)
This amount represents the fair value of an option to purchase 3,250,000 shares of common stock at an exercise price of $0.065 per share, which was granted to Dr. Mink in April 2008.  The stock option was granted pursuant to the 2004 Incentive Plan.

(12)	Mr. Dotson’s employment terminated in September 2008.

(13)
This amount represents the fair value of an option to purchase 2,750,000 shares of common stock at an exercise price of $0.065 per share, which was granted to Mr. Dotson in April 2008.  The stock option was granted pursuant to the 2004 Incentive Plan.

(14)	This amount represents amounts paid pursuant to a consulting agreement with Mr. Dotson subsequent to his employment as Vice President – Finance.

(15)	This amount represents amounts paid pursuant to a consulting agreement with Mr. Dotson prior to his employment as Vice President – Finance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning stock options granted to the Named Executive Officers that are outstanding at December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c )	(e)	(f)

Roger I Gale	850,000	-	$0.35	6/16/2010
	5,000,000		$0.065	6/16/2010

Donald N. Taylor	500,000		$0.047	6/11/2009

Ronald W. Mink	1,667	-	$0.32	3/5/2009
	40,000	-	$0.32	3/5/2009
	25,000	-	$0.38	3/5/2009
	1,875,000	-	$0.065	6/11/2009

Jerrold D. Dotson	15,633	-	$0.32	3/12/2009
	40,000	-	$0.32	3/12/2009
	2,750,000	-	$0.065	6/19/2009

DIRECTOR COMPENSATION

We have no compensation arrangements with our directors.  Directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board of Directors and committee meetings.

The following table sets forth compensation we awarded or paid to persons who served as our directors during 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
(a)	(b)	(c )	(d) (1)		(g)	(h)

Roger I. Gale (2)	$-	$-	$-	(3)	$-	$-
John J. DiPietro	$-	$-	$80,945	(4)	$-	$80,945
Paul E. Freiman	$-	$-	$80,945	(5)	$-	$80,945
Adel Karas	$-	$-	$80,945	(6)	$-	$80,945
Julius R. Krevans, M.D.	$-	$-	$80,945	(7)	$-	$80,945
Maxim A. Soulimov (8)	$-	$-	$80,945	(9)	$-	$80,945

(1)	The assumptions used to derive the fair value of the stock option award noted in this column are discussed in Footnote 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
(2)	Mr. Gale did not to stand for re-election to the Board of Directors at the 2008 Annual Meeting of Stockholders and, therefore, was no longer a director as of December 10, 2008.
(3)	At December 31, 2008, Mr. Gale has outstanding options to purchase an aggregate of 5,850,000 shares of our common stock.

(4)
At December 31, 2008, Mr. DiPietro has outstanding options to purchase an aggregate of 3,202,734 shares of our common stock.  The compensation amount indicated relates to an option to purchase 3,000,000 shares of our common stock granted on November 28, 2007.

(5)
At December 31, 2008, Mr. Freiman has outstanding options to purchase an aggregate of 3,202,834 shares of our common stock.  The compensation amount indicated relates to an option to purchase 3,000,000 shares of our common stock granted on November 28, 2007.

(6)
At December 31, 2008, Mr. Karas has outstanding options to purchase an aggregate of 3,000,000 shares of our common stock.  The compensation amount indicated relates to an option to purchase 3,000,000 shares of our common stock granted on November 28, 2007.

(7)
At December 31, 2008, Dr. Krevans has outstanding options to purchase an aggregate of 3,202,834 shares of our common stock.  The compensation amount indicated relates to an option to purchase 3,000,000 shares of our common stock granted on November 28, 2007.

(8)	Mr. Soulimov resigned as a director effective November 19, 2008.
(9)
At December 31, 2008, Mr. Soulimov has outstanding options to purchase an aggregate of 1,700,000 shares of our common stock.  The compensation amount indicated relates to an option to purchase 3,000,000 shares of our common stock granted on November 28, 2007, of which the option to purchase 1,500,000 shares was forfeited upon Mr. Soulimov’s resignation as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth in the footnotes to this table, the following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 20, 2009 for (i) all persons known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each Named Executive Officer and (iv) all current directors and executive officers as a group.

5% Stockholders, Directors and Officers (1)	Shares Beneficially Owned	% of Total (2)
Marr Technologies BV (3)	86,699,381	19.17
Strawinskylaan 1431
1077XX, Amsterdam
The Netherlands
David Khidasheli (4)	75,000,000	15.61
Sheikh Zayed Road
Fairmont Building, # 3104
Dubai, United Arab Emirates
Mohamed Yousif Ahmed Saleh Sulaiman (5)	70,000,000	14.64
P.O. Box 19533
Sharjah, United Arab Emirates
Mohamed Ahmed (6)	55,000,000	11.91
P.O. Box 33280
Dubai, United Arab Emirates
Ahmed Abdalla Deemas Alsuwaidi (7)	50,000,000	10.98
P.O. Box 681
Sharjah, United Arab Emirates
SF Capital Partners Ltd. (8)	26,942,134	5.79
3600 South Lake Drive
St. Francis, WI 53235
Roger I. Gale (9)	30,006,411	6.56
John J. DiPietro (10)	2,452,977	*
Jerrold D. Dotson (11)	2,770,744	*
Paul E. Freiman (12)	2,452,834	*
Adel Karas (13)	2,300,000	*
Julius R. Krevans, M.D.(14)	2,453,301	*
Ronald L. Mink (15)	1,876,917	*
Maxim A. Soulimov (16)	1,700,000	*
Donald N. Taylor (17)	1,500,000	*

All current directors and executive officers as a group (4 persons)	9,659,112	2.15

*	Represents beneficial ownership of less than 1%.

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

(2)	Based on 439,354,624 shares outstanding as of April 20, 2009.

(3)
Based on holdings reported in Amendment No. 6 to Schedule 13D dated December 6, 2007 filed with the Commission on March 20, 2008 plus shares of common stock underlying Convertible Notes issued as quarterly interest which are immediately convertible into shares of common stock at $0.30 per share.  Marat Safin has voting and investment control over shares held by Marr Technologies BV.

(4)
Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 31, 2007.  Includes 41,000,000 shares of common stock underlying warrants exercisable within 60 days of April 20, 2009.

(5)
Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on November 2, 2007.  Includes 38,625,000 shares of common stock underlying warrants exercisable within 60 days of April 30, 2009.

(6)
Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 30, 2007.  Includes 22,625,000 shares of common stock underlying warrants exercisable within 60 days of April 30, 2009.

(7)
Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 29, 2007.  Includes 16,080,000 shares of common stock underlying warrants exercisable within 60 days of April 30, 2009.

(8)
Based on holdings reported in Amendment No.8 to Schedule 13G dated December 31, 2008 filed with the Commission on February 18, 2009 plus shares of common stock underlying Convertible Notes issued as quarterly interest which are immediately convertible at $0.30 per share.  The Convertible Notes and warrants contain conversion caps that preclude SF Capital Partners Ltd. From utilizing its exercise rights within 60 days to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Securities Act) in excess of 9.999% of the Company’s common stock, giving effect to such exercise.  Those conversion caps are currently not applicable.  Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the shares owned by SF Capital Partners Ltd.

(9)	Includes 5,850,000 shares of common stock underlying options exercisable within 60 days of April 20, 2009 and 12,084,136 shares underlying warrants exercisable within 60 days of April 20, 2009.

(10)	Includes 2,452,734 shares of common stock underlying options exercisable within 60 days of April 20, 2009.

(11)	Includes 2,750,000 shares of common stock underlying options exercisable within 60 days of April 20, 2009.

(12)	Includes 2,452,834 shares of common stock underlying options exercisable within 60 days of April 20, 2009.

(13)	Includes 2,250,000 shares of common stock underlying options exercisable within 60 days of April 20, 2009.

(14)	Includes 2,452,834 shares of common stock underlying options exercisable within 60 days of April 20, 2009.

(15)	Includes 1,875,000 shares of common stock underlying options exercisable within 60 days of April 20, 2009.

(16)	Includes 1,700,000 shares of common stock underlying options exercisable within 60 days of April 20, 2009.

(17)	Includes 500,000 shares of common stock underlying options exercisable within 60 days of April 20, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On June 16, 2008, our Board of Directors appointed Donald N. Taylor as our President and Chief Executive Officer.  Mr. Taylor was recommended to the Board of Directors by Marr, our largest stockholder.  From February 2007, and during his service as our President and Chief Executive Officer, Mr. Taylor also served as Chief Executive Officer of Swivel Secure Ltd., a United Kingdom-based company providing tokenless authentication software, which is primarily owned by The Marr Group, an affiliate of Marr.  Mr. Taylor’s employment agreement was terminated by mutual agreement on December 5, 2008.  Mr. Taylor was subsequently rehired for a short period in February 2009.

On April 4, 2005, we entered into our Credit Facility with Marr. The Credit Facility was subsequently modified a number of times between 2005 and 2007, including an amendment in March 2007 to extend the Credit Facility from April 3, 2007 to April 3, 2009 and an amendment in December 2007 to grant Marr the right to convert the money owed to it under the Credit Facility into shares of common stock at a conversion price of $0.16 per share for one year.  The conversion option expired in December 2008.  At December 31, 2008, we owed Marr $4,940,000 in principal and interest under the Credit Facility.

In March 2007 we extended the due date of Marr’s Convertible Notes, in the principal amount of $3,223,000 plus interest.  In December 2007, we granted Marr the right to convert the Convertible Notes into shares of common stock at a conversion price of $0.16 per share for one year.  The conversion option expired in December 2008. At December 31, 2008, we owed Marr an aggregate of $3,709,000 under the Convertible Notes.  Additional quarterly interest notes in the aggregate amount of $152,000 were issuable to Marr on January 3, 2009 and April 3, 2009.

During 2006 and 2007 we issued promissory notes in the aggregate prinicpal amount of $96,300 with an annual interest rate of 8% to Mr. Gale, who was then our chief executive officer.  We also received from Mr. Gale $100,000 as an advance from him for participation in a future equity financing.  In 2007, we repaid $6,300 of the promissory note in cash.  The remaining money owed to him under the promissory was applied, along with the $100,000 advance and other amounts owed to him for unpaid compensation under his initial consulting contract with us and under his employment agreement, a total of approximately $430,000, to Mr. Gale’s participation in our March 2007 private placement.  In June 2008, we extended the term of the warrants issued to Mr. Gale in the March 2007 private placement by two years.

In March 2007, Richard D. Brounstein, a former named executive officer, participated in our March 2007 private placement by exchanging our obligation to pay him $200,000 of accrued but unpaid severance for shares of common stock and warrants on the private placement subscription terms.

In February 2007, a former employee made a loan to us in the principal amount of $65,000 pursuant to the terms of a promissory note.  The proceeds were to be used to purchase certain materials to produce our BED Incidence tests.  The promissory note had an annual interest rate of 12%.  We granted the employee a secured interest in the tests produced.  We repaid the loan in full in May 2007.

In July 2007, we entered into a 9-month lease with renewal options for office space in Geneva, Switzerland.   Monthly rent is approximately $6,000.  The lessor is a relative of one of the principals of Marr.

Director Independence

The Board of Directors has determined that Messrs. DiPietro, Freiman and Krevans are independent under the rules of the American Stock Exchange and have no direct or indirect material relationships with us.  In particular, the Board of Directors has determined that none of these directors have relationships that would cause them not to be independent under the specific criteria of Section 803(A)(2) of the American Stock Exchange Company Guide.

Item 14.  Principal Accountant Fees and Services

Odenberg Ullakko Muranishi & Co. LLP (“OUM”) is the independent registered public accounting firm that audited our financial statements for the years ended December 31, 2008 and 2007.  The Audit Committee of the Board of Directors first engaged OUM in December 2003.  OUM performed only audit and review services for 2008 and 2007.  The aggregate fees billed during 2008 and 2007 for each of the following categories of services are set forth below:

	2008	2007
Audit fees	$238,650	$203,085
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

“Audit fees” include fees invoiced in 2008 and 2007 for the audits of our annual financial statements for 2008 and 2007; fees for the quarterly review of the statements for the quarters ended March 31, June 30, and September 30, 2008 and 2007, as well as fees for consultation regarding accounting issues and their impact on or presentation in our financial statements; and fees for the review of registration statements and the issuance of related consents.  OUM provided no “Audit-related services” to us.  “Tax fees” include tax planning and the preparation of the Company’s tax returns.  OUM does not provide any tax or financial information systems design or implementation services to us.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Certain Documents Filed as Part of the Form 10-K

1.	The Company’s Consolidated Financial Statements are included on pages F-1 through F-48 of this Annual Report on Form 10-K.

2.	Exhibits

2.1	Asset Purchase Agreement, dated as of November 18, 1998, between Calypte and Cambridge; incorporated by reference from an exhibit filed with the Company’s Report on Form 8-K dated December 16, 1998.
3.1	Bylaws of the Registrant, as amended on March 7, 2005.
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

10.185
Common Stock Purchase Agreement, dated as of January 16, 2008, by and between the Company and Fusion Capital Fund II, LLC. incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K on January 23, 2008.

10.186
Registration Rights Agreement, dated as of January 16, 2008, by and between the Company and Fusion Capital Fund II, LLC. incorporated by reference from an exhibit filed with the Company’s. Current Report on Form 8-K on January 23, 2008.

10.187
Employment Agreement, dated as of June 12, 2008, between the Company and Donald N. Taylor, incorporated by reference from an exhibit filed with the Company’s Quarterly Report on Form 10-Q dated August 14, 2008.

10.188	Subscription Agreement, dated August 15, 2008, between the Company and Tinja Limited, incorporated by reference from an exhibit filed with the Company’s. Current Report on Form 8-K on August 21, 2008.
10.189	Form of Warrant issued to Tinja Limited incorporated by reference from an exhibit filed with the Company’s. Current Report on Form 8-K on August 21, 2008.
10.190
Form of Subscription Agreement between the Company and Almyn Limited, effective September 19, 2008 incorporated by reference from an exhibit filed with the Company’s. Current Report on Form 8-K on September 23, 2008.

10.191	Form of Warrant issued to Almyn Limited incorporated by reference from an exhibit filed with the Company’s. Current Report on Form 8-K on September 23, 2008.
21.1
Subsidiaries of the Registrant; incorporated by reference from exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

23.1	Consent of Odenberg Ullakko Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page S-1).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^  Confidential treatment has been granted as to certain portions of this exhibit.

(b)	Reports on Form 8-K filed during the fourth quarter of 2008 and through March 19, 2009.

Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 8.01 Other Events – filed November 25, 2008 – Announcing the resignation of Maxim A. Soulimov as a member of the Board of Directors effective November 19, 2008 and the November 14, 2008 reduction of the Company’s workforce.

Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – filed December 15, 2008 – Announcing the termination of the employment agreement with Donald N. Taylor and his employment as Chief Executive Officer and Chief Financial Officer effective December 5, 2008.

Form 8-K regarding 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 7.01 Regulation FD Disclosure – filed January 9, 2009 - Announcing the reappointment of Donald N. Taylor as President, Chief Executive Officer and Chief Financial Officer effective January 5, 2009 and reiterating the Company’s reduction in its workforce due to financial constraints.

Form 8-K regarding 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 7.01 Regulation FD Disclosure – filed February 27, 2009 - Announcing the appointment of Richard C. Dietz as the Company’s Chief Financial Officer effective February 23, 2009 and the concurrent relinquishment by Donald N. Taylor of that position.

Form 8-K regarding 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – filed March 19, 2009 – Announcing the resignation of Richard C. Dietz as the Company’s Chief Financial Officer effective March 13, 2009, the termination of Donald N. Taylor as the Company’s President, Chief Executive Officer and Secretary effective March 16, 2009, and the appointment of Adel Karas, a member of the Company’s Board of Directors, as its President, interim Chief Executive Officer, Chief Financial Officer and Secretary effective March 16, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Calypte Biomedical Corporation

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Calypte Biomedical Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations, and management believes that the Company’s cash resources will not be sufficient to sustain its operations through 2009 without additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP
San Francisco, California
April 22, 2009

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$196	$776
Accounts receivable, net of allowance of $1 at December 31, 2008 and 2007	46	-
Inventory	407	520
Prepaid expenses	223	320
Other current assets	-	21

Total current assets	872	1,637

Property and equipment, net	3,032	3,095
Intangible assets, net of accumulated amortization of $654 and $436 at December 31,
2008 and 2007, respectively	2,280	2,498
Other assets	364	226

Total assets	$6,548	$7,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,995	$2,976
Advances from related parties	2,256	2,071
8% Convertible notes payable, net of discount of $401	5,333	-
7% Notes payable to a related party, including accrued interest of $740, net of discount of $225	4,715	-
12% Convertible debentures payable	60	60
Anti-dilution obligation	-	32

Total current liabilities	15,359	5,139

Deferred rent obligation	29	28
8% Convertible notes payable, net of discount of $1,283	-	4,007
7% Notes payable to a related party including accrued interest of $443, net of discount of $715	-	3,928
Minority interest in consolidated joint ventures	-	69
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
December 31, 2008 and 2007; 100,000 shares issued and outstanding at December 31, 2008
and 2007; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,296	3,176

Total liabilities	18,684	16,347

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at December 31, 2008 and
2007; 439,354,624 and 357,241,802 shares issued and outstanding as of December 31, 2008
and 2007, respectively	13,181	10,717
Additional paid–in capital	159,654	156,202
Other comprehensive income	119	103
Accumulated deficit	(185,090)	(175,913)

Total stockholders’ deficit	(12,136)	(8,891)

Total liabilities and stockholders' deficit	$6,548	$7,456

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007

Revenues:
Product sales	$725	$589

Operating costs and expenses:
Cost of product sales	685	559
Research and development expenses	1,405	1,260
Selling, general and administrative expenses (non-cash of $1,348 and $1,500
in 2008 and 2007, respectively)	5,862	6,409
Impairment of assets	-	1,528

Total operating expenses	7,952	9,756

Loss from operations	(7,227)	(9,167)

Interest expense, net (non-cash expense of $(2,218) in 2008 and non-cash
income of $59 in 2007)	(2,520)	(235)

Minority interest in losses of consolidated joint ventures	313	1,206
Other income (expense), net	257	(72)

Loss before income taxes	(9,177)	(8,268)

Income taxes	-	(2)

Net loss	(9,177)	(8,270)

Deemed dividend attributable to modification of warrants	(3,047)	-

Net loss applicable to common stockholders	$(12,224)	$(8,270)

Net loss per share applicable to common stockholders (basic and diluted)	$(0.03)	$(0.03)

Weighted average shares used to compute net loss per share applicable to
common stockholders (basic and diluted)	398,994	314,928

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2007 and 2008

(in thousands, except share data)

	Number of Common Shares	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2006	221,145,656	$6,634	$100	$151,511	$-	$(167,643)	$(9,398)

Shares issued upon exercise of
employee options	16,827	1	-	-	-	-	1
Stock-based employee and director
compensation	-	-	-	999	-	-	999
Shares issued in February 2007 Private
Placement (including anti-dilution
shares)	4,326,924	130	-	138	-	-	268
Shares issued in March 2007 Private
Placement, net of expenses	112,118,024	3,364	(100)	2,446	-	-	5,710
Shares issued upon exercise of warrants	14,482,292	434		657	-	-	1,091
Shares issued as compensation to
employees, consultants and service
providers	5,152,079	154	-	275	-	-	429
Fair value of options and warrants issued
as severance and to consultants and
and mark to market adjustments				56			56
Fair value of modification of 2006 Additional
Warrants in conjunction with March
2007 private placement	-	-	-	29	-	-	29
Fair value of anti-dilution rights associated
with February 2007 and March 2007
Private Placements	-	-	-	(2,357)	-	-	(2,357)
Fair value of modification of 8% Convertible
Notes and 7% Credit Facility Notes in
conjunction with March 2007 Private
Placement	-	-	-	1,161	-	-	1,161
Fair value of modification of 8% Convertible
Notes and gain on extinguishment of
7% Marr Credit Facility Notes in
conjunction with December 2007
debt restructuring with Marr	-	-	-	1,287	-	-	1,287

Comprehensive loss:
Foreign currency translation	-	-	-	-	103	-	103
Net loss	-	-	-	-	-	(8,270)	(8,270)
Total comprehensive loss							(8,167)

Balances at December 31, 2007	357,241,802	$10,717	$-	$156,202	$103	$(175,913)	$(8,891)

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT  (CONTINUED)

YEARS ENDED DECEMBER 31, 2007 and 2008

(in thousands, except share data)

	Number of Common Shares	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2007	357,241,802	$10,717	$-	$156,202	$103	$(175,913)	$(8,891)

Shares issued upon exercise of
employee options	24,038	1	-	(1)	-	-	-
Shares issued for fees and expenses in
connection with Purchase Agreement
with Fusion Capital	4,043,647	121	-	223	-	-	344
Shares sold to Fusion Capital under
Purchase Agreement	13,831,133	415	-	535	-	-	950
Shares issued upon exercise of warrants	28,402,004	852	-	750	-	-	1,602
Shares issued as compensation to
employees, consultants and service
providers	1,812,000	55	-	99	-	-	154
Shares sold in August 2008 Private
Placement	14,000,000	420	-	280	-	-	700
Shares sold in September 2008 Private
Placement	20,000,000	600	-	100	-	-	700
Expenses related to sales of common stock	-	-	-	(74)	-	-	(74)
Stock-based employee and director
compensation	-	-	-	1,144	-	-	1,144
Fair value of warrant modifications related
to severance agreement	-	-	-	350	-	-	350
Fair value of options issued as compensation
to consultants and mark to market
adjustments	-	-	-	46	-	-	46

Comprehensive loss:
Foreign currency translation	-	-	-	-	16	-	16
Net loss	-	-	-	-	-	(9,177)	(9,177)
Total comprehensive loss							(9,161)

Balances at December 31, 2008	439,354,624	$13,181	$-	$159,654	$119	$(185,090)	$(12,136)

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(9,177)	$(8,270)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	458	492
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts
and deferred debt issuance costs	1,409	1,657
Write-off of deferred offering costs related to Purchase Agreement with Fusion Capital	305	-
Dividends on mandatorily redeemable Series A preferred stock	120	120
Anti-dilution obligation and note derivative liability	(32)	(2,281)
Extension of maturity of August 2006 Additional Warrants	-	29
Stock-based employee and director compensation expense	1,144	999
Fair market value of common stock, warrants and options granted for services	202	544
Non-cash severance expense related to modification of Series A Warrants and Series B
Warrants issued in March 2007 Private Placement	350	-
Loss on disposition of equipment	24	22
Impairment loss on intangible assets acquired with China manufacturing facility	-	1,528
Minority interest in joint venture losses	(313)	(1,206)
Changes in operating assets and liabilities:
Accounts receivable	(46)	16
Inventory	120	(256)
Prepaid expenses and other current assets	103	90
Deferred debt issuance costs and other assets	-	73
Accounts payable, accrued expenses and other current liabilities	747	327
Other non-current liabilities	1	27

Net cash used in operating activities	(4,585)	(6,089)

Cash flows from investing activities:
Purchases of equipment and other fixed assets	(15)	(436)

Net cash used in investing activities	(15)	(436)

Cash flows from financing activities:
Proceeds from sale of stock, net of expenses	3,883	6,496
Proceeds from notes issued to related parties	48	508
Repayment of notes issued to related parties	-	(321)
Investment in joint ventures by minority interest owner	93	510
Principal payment on capital lease obligations	-	(131)

Net cash provided by financing activities	4,024	7,062

Net increase (decrease) in cash and cash equivalents	(576)	537

Effect of foreign currency exchange rates on cash	(4)	(133)

Cash and cash equivalents at beginning of period	776	372

Cash and cash equivalents at end of period	$196	$776

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

(in thousands)

	Years ended December 31,
	2008	2007

Supplemental disclosure of cash flow activities:
Cash paid for interest	$303	$315
Cash paid for income taxes	-	2

Supplemental disclosure of non-cash activities:
Common stock issued for fees and expenses under Purchase Agreement with Fusion Capital	344	28
Conversion of accrued interest into notes payable	444	407
Non-cash interest (expense) income	(2,218)	59
Conversion of notes payable and accrued interest to common stock	-	92
Common stock issued in payment of accrued compensation	-	438
Accrued liability for acquisition of Chinese manufacturing facility and related assets	-	327

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(1)    The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection.  We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering.  Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.”  During the third quarter of 2007, we combined our research and development operations and our administrative offices in a facility in Portland, Oregon that also includes space for manufacturing operations.  Prior to that, our administrative offices were located in Lake Oswego, Oregon, a suburb of Portland, near where our research and development operations were located.  Through our 51%-owned joint ventures, we have manufacturing and marketing operations in Beijing, China.  In the second quarter of 2007, we established a representative sales and marketing office in Dubai, United Arab Emirates (“U.A.E.”) and, in the third quarter of 2007, we established a similar office in Geneva, Switzerland.

Through late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we refer to as our “Legacy Business.”  In November 2005, we sold the Legacy Business to Maxim Biomedical, Inc. to concentrate on the development of our rapid test platform products.

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”).  Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market.  We have completed field trials or product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test.  In our studies, this test has averaged 99.7% accuracy.  We have obtained regulatory approvals in a number of key countries in Africa, Southeast Asia, the Middle East, Russia, India and China, and we expect to expand our market reach on a steady basis.  Sales of our rapid test products have continued to increase at a slow, but steady, pace primarily through the efforts of our distributors in South Africa and the U.A.E.

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

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China.  The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 17% of our outstanding stock.  Through 2008, the operations of Beijing Calypte have been primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”).  We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr, which owns the remaining 49% interest in Beijing Marr.  In 2008, Beijing Marr obtained the necessary governmental approvals to manufacture, market, distribute and sell our Aware™ HIV-1/2 OMT test and has begun to manufacture and market the test. The Beijing Marr manufacturing facility is qualified under ISO 13485:2003 standards.  This facility has the capability to manufacture our products for sale in China and for export to other countries.  Obtaining these governmental approvals opened the door to sales in China, and also to sales in countries that only permit import of products that have governmental approval in the country of manufacture.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

The accompanying financial statements reflect our consolidated operations and ownership interests in Beijing Calypte and in Beijing Marr.

In the first quarter of 2008, we introduced Aware MessengerTM, our oral fluid sample collection device.  Although we do not currently have approval to sell this device for diagnostic purposes, we can sell it for “research use only” in situations where assay developers and test laboratories can qualify the product for use with their own assays.  In the second quarter of 2008, we launched a range of Life Sciences products, including Aware MessengerTM, as well as a number of recombinant proteins and specialty assay reagents, which we are marketing through a web-portal at www.calyptelifesciences.com and a printed catalogue.  Late in the fourth quarter of 2008, we suspended marketing and sales of our Life Sciences products.  Sales of these products were not material during 2008.

Our current revenues from international sales of our HIV-1/2 Rapid Tests and sales of the BED Incidence Test are not adequate to support our business operations, requiring that we also rely on external financing sources to pursue our business milestones and achieve profitability.

In March 2007, we received cash proceeds of $5.2 million from the March 2007 private placement that funded our operations through 2007.  As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable Series A common stock purchase warrants (the “Series A Warrants”) expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable Series B common stock purchase warrants (the “Series B Warrants”) expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share.  We expected that the warrants would be exercised to potentially provide up to $13.5 million of additional near-term financing.  Through March 31, 2008, the investors in the March 2007 private placement had exercised an aggregate of 11,750,000 of the warrants exercisable at $0.08 per share and we had received $940,000 in cash proceeds.  As described more completely in Note 11, Stockholder’s Deficit, in June 2008, we reduced the exercise price of the Series A Warrants for the four primary investors in the March 2007 Private Placement from $0.08 per share to $0.05 per share and extended the term of their Series A Warrants for one year to June 28, 2009.  We also extended the term of their Series B Warrants for one year to September 28, 2009.  In exchange for these modifications, the investors in the March 2007 Private Placement agreed to exercise re-priced Series A Warrants to purchase an aggregate of 20,000,000 shares of our common stock by July 18, 2008.  By July 21, 2008, the four investors had exercised Series A Warrants to purchase an aggregate of 19,920,000 shares of our common stock and we had received cash proceeds of $996,000.

As described more completely in Note 11, Stockholder’s Deficit, in August 2008 and September 2008, we entered into private placement transactions with two new investors.  We sold to the investor in the August 2008 transaction 14,000,000 shares of our common stock at a purchase price of $0.05 per share and issued a two-year warrant to purchase an additional 1,000,000 shares of our common stock at $0.08 per share and received cash proceeds of $700,000.  We sold to the investor in the September 2008 transaction 20,000,000 shares of our common stock at a purchase price of $0.035 per share and issued a two-year warrant to purchase an additional 1,000,000 shares of our common stock at $0.06 per share and received cash proceeds of $700,000.

As also described more completely in Note 11, Stockholder’s Deficit, in January 2008, we entered into a financing arrangement under which the investor, Fusion Capital Fund II, LLC (“Fusion Capital”) is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period.  Through December 31, 2008, we have sold an aggregate of approximately 13,800,000 shares of our common stock and received cash proceeds of $950,000 under this arrangement.  The market price of our common stock has prevented us from selling additional shares under this arrangement since May 2008 and we do not currently expect to sell additional shares under this arrangement prior to its expiration.

In March 2007, we extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009.  At December 31, 2008, we owed an aggregate of approximately $10.7 million under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, including the related accrued interest, all of which matures in April 2009. (See Note 19.)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

The development of our business took a steep downturn in the fourth quarter of 2008, when our expected sources of financing failed to materialize.  Marr, which had previously participated in many of our financing arrangements, advised us that it would no longer provide financing to us.  Investors in our March 2007 private placement did not exercise additional warrants and, as the market price of our common stock was below its par value, we could not induce them to exercise their warrants by offering to lower the exercise price to an “in the money” price.  We were unable to sell our stock under the arrangement with Fusion Capital as our stock price was well below the floor threshold of the stock purchase arrangement.

During and since the fourth quarter of 2008, we have diverted our focus from commercializing our AwareTM HIV-1/2 rapid tests and the research and development of our other rapid oral test products to focus on scaling down our operations to continue our business while attempting to restructure our business plan.  In the fourth quarter of 2008, we substantially reduced our workforce to conserve cash and continue our day-to-day operations at a minimal level. We have been focused on restructuring our operations, seeking opportunities for financing and restructuring our debt, with the hope that we will be able to continue as a going concern and again focus on commercializing our current products and resuming the research and development of our other products.  We have maintained a minimum staff in order to continue sales of our products to our existing and new clients so that we do not lose the momentum we have gained over the last few years.  While most of our marketing efforts have ceased, we have continued those efforts in certain places where to cease such efforts would almost certainly cause us to lose ground.

During 2008, we incurred a net loss of $9.2 million.  At December 31, 2008, we had a working capital deficit of $14.5 million and our stockholders’ deficit was $12.1 million.  Our cash balance at December 31, 2008 was $0.2 million, which is inadequate to fund our operations and meet our obligations through 2009.  As discussed in Note 19, a total of $10.983 million was payable under our 8% Convertible Notes and related Interest Notes and 7% Promissory Notes on April 3, 2009.  We are currently discussing termination, reduction or restructuring of these debt obligations with each of the secured creditors. Further, given the current market price of our common stock, we have insufficient authorized shares of common stock available to raise adequate capital to continue our operations.  The market price of our common stock price is below its par value, which may make it difficult to raise capital through the issuance of equity securities.  We do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there is no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.  Our failure to obtain additional financing or to resolve the existing defaults with respect to the 7% Promissory Notes and the 8% Convertible Notes will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, which would have a material adverse affect on our business and on our ability to continue our operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)     Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the results of operations of the Company, its wholly-owned subsidiary, Calypte, Inc., and its 51% ownerhip interests in both Beijing Calypte and Beijing Marr.  We have eliminated all significant intercompany accounts and transactions in consolidation.

Foreign Currency Translation
The functional currency of our consolidated Chinese joint ventures is the local currency, the Chinese Yuan Renminbi.  We translate the assets and liabilities of our foreign subsidiary to U.S. dollars at the rate of exchange in effect at the end of the reporting period.  We translate revenues and expenses at the average rates of exchange for the accounting period.  We have reported the effect of translation gains and losses as our only component of other comprehensive income in our Consolidated Statements of Operations.

Cash and Cash Equivalents
Cash equivalents consist of investments in money market accounts.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

Income Taxes
We account for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for the financial reporting of income taxes.  Under SFAS No. 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To date, we have no history of earnings.  Therefore, our deferred tax assets are reduced by a valuation allowance to the extent that realization of the deferred tax asset is not assured.  We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2008 and 2007.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  FIN 48 provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48 (see Note 14, Income Taxes).

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Stock-Based Compensation Expense
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective method.  Under this method, we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption.  We recognized in our net loss for the periods after the date of adoption the unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption using the same valuation method (i.e. Black-Scholes option valuation model) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements.  During 2007, we recorded stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R of $59,000 in selling, general and administrative expenses in our Consolidated Statement of Operations. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.

We estimate the fair value of stock option grants made to employees and directors during 2008 and 2007, and expect to estimate the fair value of future grants, using the Black-Scholes option pricing model.  Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  Because of significant restructurings of our operations and reductions in our workforce in the past which have resulted in the termination of a significant number of our employees prior to the vesting of their options, to date, we have generally estimated the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant.  We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee and director stock-based awards granted in future periods.

Net Loss Per Share
We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average shares used in computing basic and diluted net loss per share are the same for the periods presented in these consolidated financial statements.  Outstanding options and warrants to purchase 207,960,767 shares and 232,129,542 shares were excluded from the computation of loss per share for the years ended December 31, 2008 and 2007, respectively, as their effect is anti-dilutive.  The computation of loss per share also excludes 19,113,444 shares and 56,632,934 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and, in 2007, 7% Notes issued under the Marr Credit Facility for the years ended December 31, 2008 and 2007, respectively, as their effect is also anti-dilutive.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Comprehensive Loss
We report the effect of translation gains and losses related to our consolidated Chinese joint ventures as our only component of other comprehensive income in our Consolidated Statements of Stockholders' Deficit.

Segment and Geographic Information
SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires that we report segment information based on how our management internally evaluates the operating performance of our business units (segments).  Our operations are currently confined to a single business segment, the development and sale of HIV diagnostics.

The following table summarizes our product sales revenues by product for the years ended December 31, 2008 and 2007 (in thousands).

	2008	2007

Aware TM BED HIV-1 Incidence tests	$403	$388
Aware TM Rapid HIV diagnostic tests	313	201
All other	9	-

Revenue from product sales	$725	$589

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Sales to international customers accounted for approximately 77% and 81% of our revenues in 2008 and 2007, respectively.  At December 31, 2008 approximately $262,000, or 65%, of our inventory and $2,862,000, or 94%, of our property and equipment, net, was held in international locations.

Three customers accounted for approximately 56% of our revenue for 2008.  Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 24% of our 2008 revenue.  During the fourth quarter of 2008, our new distributor in the U.A.E. purchased AwareTM HIV-1/2 oral fluid rapid tests representing 21% of our total 2008 revenue.  BED Incidence Test purchases by the CDC’s contract testing labs in New York accounted for 11% of our revenue for 2008.  Three customers accounted for approximately 51% of our revenue for 2007.  Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our 2007 revenue.  A second quarter purchase of our AwareTM HIV-1/2 oral fluid rapid tests by a Russian distributor accounted for 13% of our revenue for 2007.  BED Incidence Test purchases by the CDC’s contract testing labs in New York accounted for 11% of our revenue for 2007.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We adopted  SFAS 141(R) on January 1, 2009, which did not have a material impact on our consolidated financial position or results of operations.

In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our issued warrants to purchase our stock. EITF No. 07-5 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133. Although EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We are currently assessing the potential impact that the adoption of EITF No. 07-5 will have on our financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(3)    Inventory

Inventory as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,

	2008	2007

Raw materials	$241	$398
Work-in-process	14	91
Finished goods	152	31

Total inventory	$407	$520

(4)    Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,

	2008	2007

Computer equipment	$208	$379
Machinery and equipment	783	738
Furniture and fixtures	64	79
Leasehold improvements	46	63
Buildings	825	773
Land use rights	1,825	1,710
Construction in process	122	114

	3,873	3,856

Accumulated depreciation	(841)	(761)

	$3,032	$3,095

We recognized depreciation and amortization of land use rights expenses of $240,000 and $273,000 for the years ended December 31, 2008 and 2007, respectively.

(5)    Intangible assets

During 2004 and 2005, we entered into various license agreements and similar arrangements under which we invested approximately $2,934,000 to acquire the technology and materials necessary for the commercialization of our rapid tests.  These licenses provide us with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides used in our rapid tests.  We recorded the license amount for each license agreement as an intangible asset.  We began amortizing these intangible assets in 2006, when we began commercial sales of the products employing the licensed technology or materials.  We recognized amortization expense of $218,000 in each of the years ended December 31, 2008 and 2007.  Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(6) Impairment of Assets in China Facility Acquisition

Beijing Marr was incorporated in August 2005 as an entity wholly owned by Marr Technologies Asia Limited.  In October 2005, prior to the creation of our joint venture, Beijing Marr acquired a manufacturing facility, certain manufacturing certifications and product licenses, and other assets.  Through the third quarter of 2007, we reported the payments and/or deposits made by Beijing Marr in conjunction with the acquisition of these assets as a Deposit on China facility acquisition, pending final approval and acceptance of the transaction by various Chinese regulatory authorities.  During the fourth quarter of 2007, the transaction closed and we allocated these payments to appropriate asset categories.  We also evaluated them in conjunction with Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets and determined that certain of these assets would not be recoverable in the future as the result of changes in regulatory requirements, the expiration of certain certifications and our decision not to pursue the manufacture of certain products.  Accordingly, in the fourth quarter of 2007, we recognized $1,528,000 in impairment expense attributable to these assets in the Consolidated Statements of Operations.

(7)    Accounts payable and  accrued expenses

Accounts payable and accrued expenses as of December 31, 2008 and, 2007 consisted of the following (in thousands):

	December 31,

	2008	2007

Trade accounts payable	$1,499	$1,530
Accrued royalties	92	65
Accrued salary, severance and vacation pay	34	50
Customer prepayments on purchases	10	90
Accrued interest	101	125
Accrued audit, legal and consulting expenses	247	276
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	206	145
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing operation	349	327
Other	227	138

Total accounts payable and accrued expenses	$2,995	$2,976

(8)     Notes and Debentures Payable

We issued 7% promissory notes to finance our operations during 2007 and also issued 8% secured convertible notes in payment of quarterly interest on previously outstanding 8% notes in both 2008 and 2007.  The following tables summarize the note and debenture activity for the years ended December 31, 2007 and 2008 (in thousands).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/06	Additions	to Equity	Repayments	12/31/07	12/31/07	12/31/07

Current Notes and Debentures

8% Promissory Notes to related party -
Chief Executive Officer	$46	$50	$(90)	$(6)	$-	$-	$-

12% Promissory Note to related party -
Employee	$-	$65	$-	$(65)	$-	$-	$-

12% Convertible Debentures –
Mercator assignees - Logisticorp and
Southwest Resources Preservation	$60	$-	$-	$-	$60	$-	$60

Non-current Notes Payable

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	-	100	-	-	100
April 3, 2007 Interest	-	99	-	-	99
July 3, 2007 Interest	-	102	-	-	102
October 3, 2007 Interest	-	106	-	-	106

Total 8% Secured Convertible Notes	$4,883	$407	$-	$-	$5,290	$(1,283)	$4,007

7% Promissory Notes to related party -
2005 Credit Facility with Marr	$4,057	$393	$-	$(250)	$4,200	$(715)	$3,485

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/07	Additions	to Equity	Repayments	12/31/08	12/31/08	12/31/08

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	-	108	-	-	108
April 3, 2008 Interest	-	110	-	-	110
July 3, 2008 Interest		111			111
October 3, 2008 Interest	-	115	-	-	115

Total 8% Secured Convertible Notes	$5,290	$444	$-	$-	$5,734	$(401)	$5,333

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$(225)	$3,975

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

12% Convertible Debentures
On October 2, 2003, we issued the final $130,000 tranche of two-year debentures under a $2 million September 2002 12% convertible debenture commitment to four assignees of Mercator Momentum Fund and received net proceeds of $130,000.  During October 2003, two of these investors converted $70,000 of principal of these debentures at a price of $0.59 per share and we issued approximately 118,400 shares of our common stock.  At December 31, 2006 and 2007, two debentures having an aggregate face value of $60,000 remained outstanding.  We have not issued any shares with respect to these debentures.  See Note 18, Commitments and Contingencies, regarding a lawsuit brought against us by the two holders of these debentures.

8% Secured Convertible Notes
On April 4, 2005, we concluded a private placement (the “April 2005 Placement”) to five institutional investors (the “2005 Investors”) of $8,000,000 of Secured 8% Convertible Notes originally due April 3, 2007 (the “Notes”).  The Notes are convertible at $0.30 per share (the “Conversion Price”) into shares of our common stock.  The Conversion Price of the Notes was subject to anti-dilution adjustments had we issued common stock or common stock equivalents for a price less than the Conversion Price prior to April 4, 2006, when the anti-dilution provisions expired.  We also issued to the 2005 Investors Series A common stock purchase warrants (the “2005 Series A Warrants”) and Series B common stock purchase warrants (the “2005 Series B Warrants), each exercisable after October 4, 2005 and expiring on April 3, 2010. The 2005 Series A Warrants were exercisable to purchase 26,666,667 shares of our common stock, initially at $0.325 per share and the 2005 Series B Warrants were exercisable to purchase 12,000,000 shares of our common stock, initially at $0.325 per share.  The 2005 Series A Warrants provided for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof had we issued common stock or common stock equivalents for a price less than the exercise price of the Series A Warrants prior to April 4, 2006.

At April 4, 2005, we determined that, in addition to the anti-dilution provisions, the Notes included a beneficial conversion feature.  We accounted for the anti-dilution feature in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as an embedded derivative.  Accordingly, the $5,330,000 fair value of the derivative at inception was accounted for as a discount to the face value of the Notes and as a corresponding liability that was marked to market at each balance sheet date through the April 3, 2006 expiration of the anti-dilution provision with the change in the fair value of the derivative being recorded as interest expense.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

In accordance with the provisions of EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we allocated the remaining Note proceeds of approximately $2,670,000 at April 4, 2005 between the fair value of the Notes (determined without consideration of any anti-dilution or conversion features) and the fair value of the Series A Warrants and the Series B Warrants.  The relative fair value of the Series A Warrants and Series B Warrants at April 4, 2005 was approximately $1,773,000, which we recorded as an additional discount to the Notes, with a corresponding credit to additional paid-in capital.  The one-year anti-dilution provision contained in the Series A Warrants potentially reduced the exercise price but did not increase the number of shares issuable to the warrant holders.  Accordingly, the Series A Warrants did not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Furthermore, we determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19.  The aggregate amount of the discount to the Notes at April 4, 2005 was approximately $7,103,000, which we amortized to interest expense between April 2005 and March 2007 using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes.  The effective interest rate on the Notes was approximately 144% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term.  Upon conversion or cancellation of any portion of the Notes or the Interest Notes, we wrote off the proportional share of the remaining unamortized discount to interest expense.  See Extension of Note Maturity Dates and Modification of Conversion Terms of 2005 Credit Facility Notes and 8% Convertible Notes with Marr below and Note 11, Stockholders Deficit.

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing additional Notes maturing on April 3, 2007.  See Extension of Note Maturity Dates below.  From July 4, 2005 through October 3, 2008 we issued additional 8% Convertible Notes in an aggregate face amount of $1,817,000 in payment of quarterly interest (the “Interest Notes”).  The Interest Notes issued through October 2008 were convertible into an aggregate of 6.1 million shares of our common stock at the Conversion Price.  With the exception of the Interest Notes issued to Marr from October 2007 through October 2008, the Interest Notes have the same terms and conditions as the April 4, 2005 Notes and the subsequently issued Interest Notes, except that they do not have anti-dilution provisions and they are now due on April 3, 2009.  Effective July 3, 2007, we entered into an Amendment Agreement with Marr which permits us to issue Secured 8% Convertible Notes to Marr in payment of quarterly interest due on and after July 3, 2007 which do not have registered shares of our common stock underlying the Notes.  There are no registered shares of our common stock underlying the quarterly Interest Notes issued to Marr from July 3, 2007 through October 3, 2008.  We have not issued warrants in conjunction with any Interest Notes.  As a result of the beneficial conversion and anti-dilution features contained in the July 2005 through January 2006 Interest Notes, the effective interest rate on the interest notes issued between July 2005 and October 2008 ranged from approximately 8% to 48% based on the stated interest rate, the amount of discount and the term of the notes. Refer to Note 19, Subsequent Events, for information regarding the status of the Notes and Interest Notes after December 31, 2008.

7% Promissory Notes Payable to a Related Party
On April 4, 2005, we entered into a line of credit agreement (the “2005 Credit Facility”) with Marr, pursuant to which, at any time prior to December 31, 2005, we could borrow up to $5.5 million by issuing promissory notes bearing interest at the rate of 9% per annum (each, a “Promissory Note”).  We could borrow up to a maximum of $1,500,000 per Promissory Note, in increments of $500,000, and could issue no more than one Promissory Note in any 30-day period.  The issuance of a Promissory Note required unanimous approval of our Board of Directors.  At that time Marr had two representatives serving on our Board of Directors.  The maximum amount we could borrow under the 2005 Credit Facility was to be reduced dollar for dollar by the net amount of any funds received from equity financings consummated after April 4, 2005.  Each Promissory Note had a 12-month term, at which time principal and accrued interest would be due in full; however, any outstanding principal and accrued interest was to have been payable in full upon the May 31, 2006 original expiration of the 2005 Credit Facility.  As consideration for the 2005 Credit Facility, on April 4, 2005, we issued to Marr a common stock purchase warrant (the “Marr Warrant”), expiring on April 3, 2010, exercisable to purchase 500,000 shares of our common stock at $0.40 per share.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

On November 30, 2005, we agreed with Marr to amend the 2005 Credit Facility to extend the term under which we might issue promissory notes from December 31, 2005 until April 3, 2006.  The interest rate for promissory notes issued under the amendment was lowered to 7% per annum from 9% per annum.  The term of any promissory notes issued under the amendment was extended so that such promissory notes would become due on April 3, 2007, instead of the later of twelve months from the issuance date or May 31, 2006.  The issuance of promissory notes under the terms of the amendment required approval by a majority of a quorum of our Board of Directors, instead of the entire Board of Directors.  We granted Marr a security interest in our assets, up to an aggregate maximum of $6,000,000, to secure the repayment of monies borrowed under the terms of the amended agreement.  We were permitted to use the proceeds from the issuance of promissory notes under the amended agreement for general corporate purposes, including investments in our international subsidiaries or joint ventures.  Through January 19, 2006, we had issued an aggregate of $3,000,000 face value of Promissory Notes under the amended terms of the 2005 Credit Facility.  Effective on February 22, 2006, we agreed with Marr to again extend the period during which we could issue promissory notes under the 2005 Credit Facility through July 31, 2006.  Between February 23, 2006, and May 29, 2006, we issued four promissory notes to Marr for an aggregate of $2,000,000.  Effective on July 26, 2006, we agreed with Marr to further extend the period during which we could issue promissory notes under the 2005 Credit Facility through August 31, 2006.  We advised Marr of our intent to issue a Note in the face amount of $500,000 prior to August 31, 2006, and the Note was funded on September 20, 2006.  Each promissory note bears interest at a rate of 7% per annum and was payable in full in accordance with its terms on April 3, 2007.  See Extension of Note Maturity Dates below.  The effective interest rate on each of these notes approximated the 7% stated rate.

In conjunction with our July 2006 offer to reduce the exercise price of warrants issued in conjunction with certain 2004 other financings in which Marr had participated, Marr exercised its warrants to purchase an aggregate of approximately 16,965,000 shares of our common stock.  In lieu of paying us cash, Marr cancelled our obligation to repay an aggregate of $2,443,000 of our 7% Promissory Notes issued under the 2005 Marr Credit Facility and $102,000 of accrued interest on the 7% Promissory Notes.

Effective on December 22, 2006, we agreed with Marr to further extend the period during which we could issue promissory notes under the 2005 Credit Facility through December 29, 2006.  We issued a promissory note to Marr in the face amount of $1,000,000 on December 22, 2006, bringing the aggregate balance of the 7% Promissory Notes outstanding under the 2005 Credit Facility to $4,057,000, all of which were due on April 3, 2007.  See Extension of Note Maturity Dates below.  The effective interest rate on all of these promissory notes approximated the 7% stated rate.

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

Extension of Note Maturity Dates (the “March 2007 Debt Restructuring”)
Effective March 28, 2007, when the market price of our common stock was $0.063, we entered into agreements with the three remaining holders of our outstanding Secured 8% Convertible Notes and with Marr to extend the due dates of an aggregate of $4,983,000 of Secured 8% Convertible Notes and related Interest Notes and $4,200,000 of 7% Promissory Notes issued under the 2005 Credit Facility prior to February 23, 2007 (the “7% Credit Facility Notes”) from April 3, 2007 until April 3, 2009.  In conjunction with the extension of the note maturity dates, we agreed to re-price an aggregate of approximately 31 million of the investors’ outstanding warrants under a formula of 40% of their total outstanding warrants re-priced to $0.03 per share and 60% re-priced to $0.10 per share.  The warrants had original exercise prices of $0.325 and $0.25 per share.  We also eliminated the piggyback registration rights originally granted with respect to certain Additional Warrants issued in connection with the July 2006 Warrant Re-pricing to current holders of our Secured 8% Convertible Notes and to Marr and extended the term of those warrants from August 3, 2007 until April 3, 2009.  Refer to Note 11, Stockholders’ Deficit, for information regarding extending the term of the remaining Additional Warrants.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

We also calculated the fair value of the extended conversion feature of the Secured 8% Convertible Notes as approximately $374,000 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.57%; expected dividend rate of 0.00%; volatility of 128.55%; and expected term of 2.02 years.

In accordance with the provisions of SFAS 15 applicable to the 8% Convertible Notes, we accounted for the modification as a troubled debt restructuring on a prospective basis.  We recorded a discount to the 8% Convertible Notes equal to the allocated incremental fair value of the re-priced and extended warrants plus the fair value of the extended conversion feature with a corresponding credit to additional paid-in capital.  We are amortizing the discount as non-cash interest expense over the remaining two-year term of the 8% Convertible Notes using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivables and Payables.  The effective interest rate of the extended 8% Convertible Notes is 19.98%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Also on December 4, 2007, we entered into an amendment to the Secured 8% Convertible Promissory Notes (the “8% Notes Amendment”) with Marr to reduce the Conversion Price of the 8% convertible notes issued to Marr on April 4, 2005 and all subsequent Interest Notes issued, and to be issued, to Marr thereafter for the payment of interest on the Notes from $0.30 per share to $0.16 per share of common stock, for the Term described above.

We granted Marr the Credit Facility Conversion Option and the 8% Notes Amendment in consideration for Marr’s immediate exercise of all Marr’s outstanding warrants to purchase shares of our common stock.  Marr exercised warrants to purchase an aggregate of 8,482,292 shares of our common stock and we received cash proceeds of $611,000.  Marr did not exercise its option to convert either the 7% Credit Facility Notes or the 8% Convertible Notes or related Interest Notes prior to the expiration of the Term.  Accordingly, both the 7% Credit Facility Notes and the 8% Convertible Notes are due and payable on April 3, 2009.

At December 7, 2007, we again evaluated the modification of the conversion terms for both the 8% Convertible Notes issued to Marr and the 7% Credit Facility Notes in accordance with the provisions of EITF 02-4.  In accordance with the provisions of EITF 02-4 and EITF 96-19, because the December 2007 Restructuring with Marr occurred within one year of the March 2007 Debt Restructuring, we were required to conduct the evaluation of the December 2007 Restructuring with Marr with respect to the terms of the notes that existed prior to the extension of their maturities in March 2007.  As in our previous evaluation of the March 2007 Debt Restructuring, we determined that the conversion price modification with respect to the Secured 8% Convertible Notes was within the scope of SFAS 15, but that the modification with respect to the 7% Credit Facility Notes was not within the scope of SFAS 15.

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

(a) based on $3,422,177 (outstanding balance at
December 4, 2007) divided by exercise price

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

In accordance with the provisions of SFAS 15 applicable to the 8% Convertible Notes held by Marr, we accounted for the reduction of the conversion price as a troubled debt restructuring on a prospective basis.  We recorded a discount to the 8% Convertible Notes held by Marr equal to the allocated incremental fair value of the re-priced and extended warrants plus the fair value of the extended conversion feature arising from the March 2007 Debt Restructuring plus the fair value of the reduced conversion price determined in the December 2007 Restructuring with Marr with a corresponding credit to additional paid-in capital.  We are amortizing the discount as non-cash interest expense over the remaining term of the 8% Convertible Notes held by Marr using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivables and Payables.  The effective interest rate of the restructured 8% Convertible Notes held by Marr is 28.10%.

Because the extension of the maturity of the 7% Credit Facility Notes is not within the provisions of SFAS 15, as determined by our EITF 02-4 analysis, we subsequently evaluated the modification of the 7% Credit Facility Notes in accordance with the provisions of EITF 96-19 and EITF Issue 06-6.  Additionally, we determined the fair value of the conversion feature value as approximately $1,252,000 using the Black-Scholes option pricing model and the following assumptions:  risk free interest rate of 3.11%; expected dividend rate of 0.00%; volatility of 107.72%; and expected term of 1.0 year.  We determined that the addition of the conversion feature to the 7% Credit Facility Notes was substantive at the date of the modification in accordance with the provisions of EITF Issue 05-1, Accounting for the Conversion of an Instrument that Became Convertible upon the Issuer’s Exercise of a Call Option. In accordance with the provisions of EITF 96-19, the addition of a substantive conversion feature is to be accounted for as a debt extinguishment, and the new debt instrument should be initially recorded at fair value and that amount should be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.

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

Interest expense
The following table summarizes the components of net interest expense for the years ended December 31, 2008 and 2007 related to the notes and debentures described above and other financing instruments as reported in the Consolidated Statements of Operations (in thousands).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

	Year ended December 31,
	2008	2007

Interest expense on debt instruments paid or payable in cash	$(303)	$(315)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(453)	(416)
Amortization of 8% Convertible Note discounts and deferred offering
costs through original maturity date	-	(1,208)
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% Convertible Notes and
Marr Credit Facility notes	(1,372)	(449)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 Private Placements	32	2,281
Write-off of deferred offering costs related to Purchase Agreement
with Fusion Capital	(305)	-
Expense attributable to extension of term of August 2006
Additional Warrants	-	(29)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(120)	(120)

Total non-cash items	(2,218)	59

Total interest expense	(2,521)	(256)

Interest income	1	21

Net interest expense	$(2,520)	$(235)

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

Operating Leases
From July 2005 through August 2007, we rented administrative offices in Lake Oswego, Oregon under a month-to-month agreement.  We also leased office and research laboratory space in Vancouver, Washington during that period under a month-to-month agreement.  In September 2007, we entered into a 63-month lease agreement for office, laboratory and manufacturing space in Portland, Oregon and terminated the Lake Oswego and Vancouver arrangements.  In June 2007, we entered into a 19-month lease for office space in Dubai, U.A.E.. In July 2007, we entered into a 9-month lease, with an annual renewal option, for office space in Geneva, Switzerland. Our consolidated Chinese joint ventures rent office space, management housing, and vehicles under month-to-month arrangements.  We previously leased manufacturing space in Rockville, Maryland under two operating subleases.  In connection with the sale of the Legacy Business, we entered into a sublease agreement with Maxim under which Maxim assumed our obligations under the Rockville premises subleases.  In March 2004, we entered into a new lease agreement with the primary landlord of the manufacturing facility in Rockville that extended the lease of the premises through February 28, 2009, or 28 months beyond the expiration of the original sublease.  Additionally, the new lease provided for tenant improvements to be made in connection with the consolidation of our manufacturing operations at this facility in the amount of approximately $250,000.  Prior to the August 2005 relocation of our administrative offices to Lake Oswego, Oregon, we leased office space in Pleasanton, California beginning in July 2004 under a noncancelable operating lease which expired in June 2007.  In October 2005, we entered into a sublease of the Pleasanton office space that continued through the expiration of the lease.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Net rent expense under these leases was $416,000 and $309,000 for the years ended December 31, 2008 and 2007, respectively. Future minimum rental payments under all noncancelable operating leases, including the Rockville subleases, as of December 31, 2008 were (in thousands):

	Gross Payments	Sublease Payments	Net Rental Payments
Year ended December 31,
2009	$278	$(96)	$182
2010	150	-	150
2011	154	-	154
2012	145	-	145
Total	$727	$(96)	$631

(10)    Mandatorily Redeemable Preferred Stock

At the time of our original incorporation, we issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock.  We are required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which we attain $3,000,000 in retained earnings, and funds are legally available.  Based on losses accumulated through December 31, 2008, we must achieve approximately $188,000,000 in future earnings before any repayment is required.  The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum.  Through June 30, 2003, we had charged cumulative preferred dividends totaling $1,636,000 to stockholders’ deficit to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.  Since that date, we have charged the preferred dividends to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value.  During each of the years ended December 31, 2008 and 2007, we charged preferred dividends totaling $120,000 to interest expense with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, we eliminated the Series A preferred stock from our articles of incorporation upon our reincorporation in Delaware in June 1996. However, we subsequently chose not to redeem the Series A preferred stock and as of December 31, 2008 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(11)    Stockholders’ Deficit

Repricing and exercise of Warrants, Settlement of Notes (the “2006 Warrant Re-pricing”)
During July 2006, we offered to amend to $0.15 per share the exercise price of warrants issued in conjunction with certain earlier financings, including the April 2005 8% Convertible Notes and the 2005 Credit Facility with Marr for those warrant holders agreeing to exercise all or a portion of their warrants by July 21, 2006.  We also agreed to issue to warrant holders exercising their re-priced warrants new warrants exercisable at a price of $0.25 per share (the “Additional Warrants”), equal in amount to 50% of the warrants exercised.  On July 21, 2006, when the market price of our common stock was $0.19 per share, warrant holders exercised warrants to purchase an aggregate of 25,080,000 shares of our common stock at the reduced exercise price.  The warrant holders who exercised the re-priced warrants received Additional Warrants to purchase an aggregate of approximately 12,540,000 shares of our common stock. We issued the Additional Warrants on August 3, 2006 and they became exercisable 6 months after their issuance, on February 3, 2007, and had a term of one year after issuance.  We granted piggyback registration rights for the shares underlying the Additional Warrants.  Marr exercised all of its outstanding re-priced warrants and purchased approximately 16,965,000 shares of our common stock.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

As described in Note 8, Notes and Debentures Payable, in March 2007, in conjunction with the March 2007 Debt Restructuring, we agreed to re-price the outstanding warrants held by the holders of our Secured 8% Convertible Notes and 7% Credit Facility Notes under a formula of 40% of their total outstanding warrants re-priced to $0.03 per share and 60% re-priced to $0.10 per share.  The warrants had original exercise prices of $0.325 and $0.25 per share.  We also eliminated the piggyback registration rights originally granted with respect to the Additional Warrants issued in August 2006 to current holders of our Secured 8% Convertible Notes and to Marr and extended the term of those warrants from August 3, 2007 until April 3, 2009.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Each of the subscription agreements in the February 2007 Private Placement contained an anti-dilution clause requiring that we issue additional shares of our common stock to the investors for no additional consideration if we issued shares of our common stock in a subsequent financing transaction at less than $0.06 per share in the year following the investors’ purchase of our common stock.  We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense.  We valued the anti-dilution obligation of each tranche of the February 2007 Private Placement at its inception using a binomial pricing model to estimate future stock prices and derived an aggregate value of $95,000 using the following assumptions:

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

The terms of the March 2007 Private Placement, described below, triggered the anti-dilution provisions of the February 2007 subscription and warrant agreements.  Under the terms of the anti-dilution provisions, we issued to the investors an aggregate of 576,922 additional shares in April 2007 and reduced the exercise price of the warrants from $0.12 per share to $0.104 per share.  We recorded $43,000 of non-cash interest expense in 2007 to recognize the intrinsic value of the additional shares issued.  No adjustment was required for the re-pricing of the warrants.  The anti-dilution obligations related to the February 2007 Private Placements expired in February 2008 and the non-cash interest expense related to adjusting the fair value of the obligation at its expiration date was immaterial.

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

December 31, 2008 and 2007

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

March 2007 Private Placement
On March 28, 2007, when the market price of our common stock was $0.063 per share, we completed a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash which we are using for general corporate purposes.  The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock.  The Series A stock purchase warrants (the “2007 Series A Warrants”) to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 28, 2008.  The Series B stock purchase warrants (the “2007 Series B Warrants”) to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 28, 2008.  The 2007 Series A Warrants and the 2007 Series B Warrants are hereafter collectively referred to as the “March 2007 Private Placement Warrants.” If fully exercised, we would receive cash proceeds of $13.5 million.  We agreed to file a registration statement for the resale of the shares purchased and the shares underlying the March 2007 Private Placement Warrants within 45 days of the closing and use our best efforts to obtain its effectiveness.  The registration rights agreement was subsequently amended to remove our obligation to register the shares underlying the March 2007 Private Placement Warrants.  A resale registration statement for the shares purchased is not yet effective; however, the shares are eligible for resale by the investors under the terms of Securities and Exchange Commission Rule 144.  Two of our officers also participated in this Private Placement by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them, aggregating $630,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

The subscription agreements in the March 2007 Private Placement contained an anti-dilution clause requiring that we issue additional shares of our common stock to the investors for no additional consideration if we issued shares of our common stock in a subsequent financing transaction at less than $0.052 per share in the year following the investors’ purchase of our common stock.  We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense.  We valued the anti-dilution obligation of the March 2007 Private placement at its inception using a binomial pricing model to estimate future stock prices and derived a value of $2,260,000 using the following assumptions:  current share price:  $0.06; historical stock price volatility:  129.29%; risk-free interest rate:  4.90%; term (years):  1.0; expected dividend rate:  0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation.  We marked the March 2007 Private Placement anti-dilution obligation to market at December 31, 2007, again using a binomial pricing model, and derived a value of $31,000 using the following assumptions:  current share price:  $0.11; historical stock price volatility:  104.45%; risk-free interest rate:  3.36%; term (years):  0.24; expected dividend rate:  0%; and a 10% probability of completing an additional round of financing during the remaining term of the obligation.  We recorded the reduction in the value of the obligation as a non-cash credit to interest expense.  The anti-dilution obligations related to the March 2007 Private Placement expired in March 2008 and we recognized approximately $32,000 in non-cash interest income during the first quarter of 2008 as a result of adjusting the fair value of this obligation at its expiration date.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

On April 1, 2008, an officer who participated in the March 2007 Private Placement exercised Series A Warrants at $0.08 per share to purchase 323,669 shares of our common stock.  On June 10, 2008, in connection with an expected management change, the Compensation Committee of our Board of Directors agreed to extend the expiration date of the unexercised Series A Warrants and the Series B Warrants issued to this officer by two additional years, to June 28, 2010 and September 28, 2010, respectively.  The officer, who remained a member of our Board of Directors until December 2008, resigned as an officer on June 16, 2008.  We recognized $350,000 of non-cash expense in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations attributable to the incremental fair value resulting from extending the expiration of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

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

December 31, 2008 and 2007

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

Equity Line with Fusion Capital
On January 16, 2008, we entered into an equity line transaction with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”), pursuant to which we may sell up to $8.0 million of our common stock to Fusion Capital in amounts between $100,000 and $1.0 million, depending on certain conditions, from time to time over a 24-month period beginning February 8, 2008, the date on which the Securities and Exchange Commission (“SEC”) declared effective the registration statement related to the transaction.  In January 2008, we issued 3,490,401 shares of our common stock to Fusion Capital as a commitment fee for entering into the equity line.  In December 2007, we issued 250,000 shares of our common stock to Fusion Capital for reimbursement of due diligence expenses related to the equity line.  We recorded the aggregate value of the commitment fee shares and due diligence fee shares issued to Fusion Capital, approximately $342,000, as a Deferred Offering Cost.  We had planned to recognize this cost as an expense of selling our stock under the equity line in an amount equivalent to the proportional amount of each sale in relation to the total commitment amount.  During 2008, we recognized $37,000 of such expense based on sales of our stock to Fusion Capital.  Through December 31, 2008, we have sold an aggregate of 13,831,133 shares of our common stock to Fusion Capital at an average price of $0.0687 per share and have received proceeds of $950,000.  The purchase price of the shares we sell to Fusion Capital is determined based upon the market price of our common stock, as defined, without any fixed discount.  We cannot sell shares to Fusion Capital if the market price of our common stock is below $0.052 per share; and accordingly, we have been precluded from selling additional shares under this arrangement since May 2008.  Based on the current market price of our common stock and our recent and expected future inability to sell stock to Fusion Capital under this arrangement prior to its expiration, we expensed the remaining unamortized balance of Deferred Offering Cost, $305,000, as a component of interest expense during the fourth quarter of 2008.

Under the terms of an investment banking agreement with Capstone Investments (“Capstone”), we are required to issue to Capstone as a fee for services the number of shares equal to 4% of the number of shares sold to Fusion Capital.  Through December 31, 2008, we have issued an aggregate of 553,246 unregistered shares of our common stock valued at $30,000 on the date of issuance to Capstone under this agreement.

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

December 31, 2008 and 2007

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

Warrants, options and stock grants
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

•	2,340,279 shares awarded to consultants and service providers from our 2004 Incentive Plan and our 2000 Equity Incentive Plan for services;
•	562,000 unregistered shares granted under the terms of an agreement for investor relations services; and
•	250,000 shares issued to a potential investor for reimbursement of due diligence expenses (see Equity Line with Fusion Capital, above).

During the first quarter of 2008, we issued stock grants for an aggregate of 200,000 shares of our common stock to certain employees under the terms of our 2000 Equity Incentive Plan and recorded non-cash research and development expense of $28,000. We also granted 562,000 shares of our unregistered common stock to a consultant under the terms of a consulting agreement pursuant to which we recognized approximately $86,000 of non-cash selling, general and administrative expense, net of prepayments.  During the second quarter of 2008, we granted 50,000 registered shares of our common stock to a consultant under the terms of our 2000 Equity Incentive Plan pursuant to a letter agreement and recognized approximately $3,000 of non-cash selling, general and administrative expense.  In the third quarter of 2008, we granted 1,000,000 shares of our common stock pursuant to the employment agreement with our new President and Chief Executive Officer (see Note 16, Employment and Consulting Agreements) under the terms of our 2004 Incentive Plan and recorded non-cash selling, general and administrative expense of $50,000.

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

December 31, 2008 and 2007

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

On April 1, 2008, when the market price for our common stock was $0.065 per share, we granted stock options to purchase an aggregate of 1,500,000 shares of our common stock at $0.065 per share to two consultants.  The options have a term of 10 years from the date of grant.  Options to purchase 1,000,000 shares are immediately exercisable; options to purchase an additional 250,000 shares become exercisable on the first anniversary of the grant and options to purchase the remaining 250,000 shares become exercisable on the second anniversary of the grant.  We utilized the Black Scholes option pricing model with the following assumptions to determine the valuation of the options as of the date of grant:

Exercise Price per share	$0.065
Risk-free interest rate	3.68%
Expected volatility	197.83%
Contractual term (in years)	10.00
Dividend yield	0%

Valuation per share	$0.0649

We have recognized approximately $34,000 and $2,000 of non-cash research and development and selling, general and administrative expenses, respectively, attributable to these options.  In conjunction with the grant of options to purchase 500,000 shares, one of the consultants agreed to modify the expiration of previously vested options to purchase 5,000,000 shares of our common stock exercisable at $0.585 per share from May 28, 2013 to May 28, 2008.  The modified options expired unexercised at May 28, 2008.

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

In December 2007, two of the investors in the March 2007 Private Placement exercised 2007 Series A Warrants to purchase an aggregate of 6,000,000 shares of our common stock and we received cash proceeds of $480,000.  During 2008, investors in the February 2007 and March 2007 Private Placement exercised warrants, primarily 2007 Series A Warrants, to purchase an aggregate of 28,402,004 shares of our common stock and we received cash proceeds of $1,602,000.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

At December 31, 2008, we had warrants outstanding to purchase an aggregate of 173,864,184 shares of our common stock at a weighted average price of $0.094 per share, as summarized in the following table:

		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Warrant issued in connection with August 2008 Private Placement	1,000,000	$0.080	August 20, 2010
Warrant issued in connection with September 2008 Private Placement	1,000,000	$0.060	September 19, 2010
Series A warrants issued in connection with March 2007 Private Placement	79,274,355	$0.053	June 28, 2009, except 7,948,201 on June 28, 2010
Series B warrants issued in connection with March 2007 Private Placement	56,059,012	$0.110	September 28, 2009, except 4,135,935 on September 28, 2010
Warrants issued in connection with February 2007 Private Placement	2,500,001	$0.077	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February
2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Private
Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs, including
warrants issued to placement agents	4,270,300	$0.452	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.221	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued
warrants in connection with July 2006 Warrant Re-pricing	4,057,946	$0.138	April 3, 2009
Warrant issued for investment banking services	500,000	$0.085	October 31, 2011
All other	150,283	$0.506	February 11, 2009 to May 6, 2009

	173,864,184	$0.094

Shares reserved for future issuance
The following table summarizes shares reserved for future issuance at December 31, 2008:

Shares issuable pursuant to options outstanding under benefit plans	34,096,583
Shares reserved for future issuance under benefit plans	26,994,130
Shares issuable pursuant to warrants outstanding	173,864,184
Shares issuable under equity line with Fusion Capital	37,885,604
Shares issuable upon conversion of debt securities, including accrued interest through maturity	20,536,002

293,376,503

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

We adopted SFAS 123R using the modified prospective method.  Under this method, the provisions of SFAS 123R are applied to all awards granted or modified after the date of adoption.  We recognized in our net loss the unrecognized expense attributable to awards not yet vested at our January 1, 2006 date of adoption in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed on a pro-forma basis in our previous filings.

We value option grants to non-employees at the date of grant using the Black-Scholes option-pricing model.  Option grants that do not include sufficient disincentive for non-performance are accounted for in accordance with EITF 96-18, Accounting forEquity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods and Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.  In such instances, the deferred compensation is amortized over the term of the agreement on a straight-line basis.  Until the awards are fully vested or a measurement date is achieved, we record an adjustment to deferred compensation and consultant expense to reflect the impact of the fair value, as remeasured at quarter-end, of the options based on changes to our stock price.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

In 2007, we granted options to one employee and to the non-employee members of our Board of Directors.  During 2007, we recorded stock compensation expense of $999,000 in selling, general and administrative expenses in our Consolidated Statements of Operations, of which $59,000 was attributable to unvested options granted prior to our adoption of SFAS 123R.

On April 1, 2008, when the market price of our common stock was $0.065 per share, we granted options to purchase 18,520,000 shares of our common stock at that price to our employees.  In conjunction with the grants to purchase 2,100,000 of those shares, certain employees agreed to modify the expiration of previously vested options to purchase 2,100,000 shares at prices between $0.585 per share and $1.40 per share from expiration dates ranging from May 28, 2013 through April 26, 2014 to May 28, 2008.  All of the modified options expired unexercised at May 28, 2008.  On June 17, 2008, when the market price of our common stock was $0.047 per share, we granted an option to purchase 1,000,000 shares of our common stock to our new President and Chief Executive Officer under the terms of an Employment Agreement (see Note 16, Employment and Consulting Agreements).  During 2008, we recorded an aggregate of $1,144,000 in stock compensation expense, including $961,000 in selling, general and administrative expense and $169,000 in research and development expense, and $14,000 in cost of product sales expense.

We utilized the Black-Scholes option pricing model with the following weighted average assumptions as of the date of grant for estimating the fair value of the stock compensation granted during 2008 and 2007:

	2008	2007

Exercise Price per share	$0.064	$0.111
Risk-free interest rate	3.00%	3.73%
Expected volatility	154.97%	192.59%
Expected life (in years)	5.71	5.31
Dividend yield	0%	0%

Valuation per share	$0.0589	$0.1070

We expect to continue utilizing the Black-Scholes option pricing model for estimating the fair value of stock compensation attributable to any options granted to employees in the future.  In conjunction with the management change described in Note 16, Employment and Consulting Agreements, we accelerated the vesting of options to purchase 2,500,000 shares of our common stock previously issued to one of our officers.  We further modified outstanding options, including those for which the vesting was accelerated, to purchase an aggregate of 5,850,000 shares of our common stock to extend the post-employment exercise period during which the officer may exercise the options to two years following the termination of his employment.  We recorded an additional $97,000 in stock based employee compensation expense related to these modifications in the second quarter of 2008.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense in both 2008 and 2007. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To-date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Stock bonus awards reflect shares of our common stock granted to employees and consultants.  We recognize compensation expense at the time of grant.  The expense is determined based on the number of shares awarded and the closing market price at the date of the award.

At December 31, 2008, we had options to purchase shares of our common stock outstanding under each of the following plans:

2004 Incentive Plan
At the annual stockholders’ meeting in June 2004, our stockholders approved the adoption of the 2004 Incentive Plan (the 2004 Plan) to replace our 2000 Equity Incentive Plan (the 2000 Incentive Plan), for which only a small number of authorized shares remained available for grant.  The stockholders authorized 30,000,000 shares for awards from the 2004 Plan.  At the annual meeting of stockholders in June 2005, the stockholders authorized an additional 17,000,000 shares for awards from the 2004 Plan and an increase from 8,000,000 shares to 20,000,000 shares in the number of shares of our common stock which may be issued as restricted share or restricted share unit awards under the 2004 Plan.  The Compensation Committee of our Board of Directors administers the Plan.  The Board of Directors may amend or modify the 2004 Plan at any time.  It will expire in June 2014, unless terminated earlier by the Board of Directors.  We granted options to purchase 21,020,000 shares of our common stock at an average price of $0.064 per share and 1,482,693 shares of our common stock at an average price of $0.099 per share during the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, there were 21,584,017 shares of our common stock available for grant under the 2004 Plan.

2005 Director Incentive Plan
At the annual stockholders’ meeting in June 2005, our stockholders approved the adoption of the 2005 Director Incentive Plan (the 2005 Director Plan) to replace the 1995 Director Option Plan (the 1995 Director Plan), which expired in December 2005.  The stockholders authorized 18,000,000 shares for awards from the 2005 Director Plan.  The Compensation Committee of our Board of Directors administers the 2005 Director Plan.  The Board of Directors may amend or modify the 2005 Director Plan at any time.  It will expire in June 2015, unless terminated earlier by the Board of Directors.  We granted options to purchase an aggregate of 15,808,402 shares of our common stock at an exercise price of $0.11 per share under the 2005 Director Plan in 2007.  We granted no options from the 2005 Director Plan during 2008.  At December 31, 2008, there were 3,691,598 shares of our common stock available for grant under the 2005 Director Plan.

2000 Equity Incentive Plan
In June 2000, our Board of Directors and stockholders approved the adoption of the 2000 Equity Incentive Plan (the “2000 Incentive Plan”) to replace the 1991 Incentive Stock Plan, which expired in April 2001.  The Compensation Committee of our Board of Directors administers the Plan.  The Board of Directors may amend or modify the 2000 Incentive Plan at any time.  It has been replaced by the 2004 Plan, but has not been formally terminated by the Board of Directors.  During 2008 and 2007 we granted only stock bonus awards from the 2000 Incentive Plan and we do not anticipate making additional option grants from this plan.  At December 31, 2008, there were 1,718,515 shares of our common stock available for grant under the 2000 Incentive Plan.

1995 Director Option Plan
In December 1995, our Board of Directors approved the 1995 Director Option Plan (the Director Option Plan).  At the annual meeting of stockholders in June 2005, our stockholders approved the 2005 Director Incentive Plan to replace the Director Option Plan, which expired in accordance with its terms in December 2005.  Under the Director Option Plan, the Board of Directors determined the number of options to purchase shares of our stock that were granted each year to newly-elected or re-elected directors.  We granted non-statutory options under this plan to non-employee directors or, pursuant to an agreement between us and another person, entity or affiliate with whom a non-employee director was associated, to that other person, entity, or affiliate.  Each option granted under the Director Option Plan was exercisable at 100% of the fair market value of our common stock on the date the option was granted and generally had a term of 10 years.  Each grant under the plan vested monthly over the twelve month period commencing with the director’s date of election or re-election, provided that the option became vested and fully exercisable on the date of the next annual meeting of stockholders if such meeting occurred less than one year after the date of the grant.  There are no shares of our common stock available for grant under the Director Option Plan at December 31, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

1991 Incentive Stock Plan
In April 1991, our Board of Directors approved the adoption of the Incentive Stock Plan (the Stock Plan). A total of 141,366 shares of common stock were reserved for issuance under the Stock Plan.  Since the adoption of the 2000 Equity Incentive Plan in June 2000, no additional shares have been granted from the Stock Plan.  Other than the expiration of unexercised options during 2008, there was no activity in the Stock Plan during 2008 or 2007 and no shares are available for grant under the Stock Plan.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

The following table presents a summary of option activity for all of our stock option plans from December 31, 2006 through December 31, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2006	22,408,770	$0.576	7.36	$2,534
Options granted - at less than market price	500,000	$0.030
Options granted - at market price	16,791,095	$0.111
Options exercised	(16,827)	$0.010
Options forfeited	(110,554)	$0.234
Options expired	(7,709,130)	$0.550

Options outstanding at December 31, 2007	31,863,354	$0.331	8.01	$39,784

Options granted - at market price	21,020,000	$0.064
Options exercised	(24,038)	$0.010
Options forfeited	(8,415,387)	$0.072
Options expired	(10,347,346)	$0.613

Options outstanding at December 31, 2008	34,096,583	$0.145	4.34	$0

Options vested and exercisable at December 31, 2007	24,275,855	$0.399	7.43	$39,784

Options vested and exercisable at December 31, 2008	30,596,583	$0.145	3.81	$0

The following table summarizes information about stock options outstanding under all of our option plans at December 31, 2008.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.03 to $0.047	1,000,000	4.27	$0.039	1,000,000	$0.039
$0.065	13,605,307	1.76	$0.065	13,105,307	$0.065
$0.11	14,308,402	7.90	$0.110	11,308,402	$0.110
$0.13 to $0.38	3,668,265	1.72	$0.253	3,668,265	$0.253
$0.585 to $120.00	1,514,609	0.21	$1.000	1,514,609	$1.000

	34,096,583	4.34	$0.145	30,596,583	$0.150

There was no intrinsic value associated with any of our outstanding options at December 31, 2008, as the exercise prices for all outstanding or exercisable options exceeded the $0.007 per share quoted market price of our common stock at that date.  The aggregate intrinsic value of options exercised on the dates the options were exercised was approximately $3,000 and $2,000 for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, the expected compensation cost of options outstanding but not yet vested was approximately $673,000, net of expected forfeitures.  We expect to recognize this cost over a weighted average period of approximately 11 months.  We did not record any income tax benefits for stock-based compensation arrangements for the years ended December 31, 2008 or 2007, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

We granted options to purchase 2,000,000 shares and 557,693 shares of our common stock to consultants in 2008 and 2007, respectively.  We re-measure these options until they vest, using the Black-Scholes option pricing model, and we recognize the resulting value over the period in which we receive the services.  During the years ended December 31, 2008 and 2007, we recognized approximately $36,000 and $45,000, respectively, in compensation expense for options granted to consultants.

In January 2008, we granted stock bonus awards from the 2000 Incentive Plan for an aggregate of 200,000 shares to certain employees and recognized $28,000 of research and development expense.  In June 2008, we also granted a stock bonus award of 1,000,000 shares from our 2004 Incentive Plan to our new President and Chief Executive Officer  The weighted average price of the shares issued as stock bonuses in 2008 was $0.065 per share.  In 2007, we granted stock bonus awards from the 2004 Plan for an aggregate of 3,381,534 shares of our common stock.  The weighted average price of the shares issued as stock bonuses was $0.069 and we recognized $42,000 in research and development expense (net of accruals) and $150,000 in selling general and administrative expense attributable to these awards in 2007.

(13)    Section 401(k) Plan

Effective January 1, 1995, we adopted a Retirement Savings and Investment Plan (the “401(k) Plan”) covering our full-time employees located in the United States.  The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code.  Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan.  The 401(k) plan permits us to make contributions which become vested to our employees over terms as described in the plan, but we made no such contributions in either 2008 or 2007.

(14)    Income Taxes

The provision for income taxes is based upon our loss before provision for income taxes for the years ended December 31, 2008 and 2007, as follows (in thousands):

	2008	2007
Loss before income taxes:
Domestic	$(8,852)	$(7,013)
International	(325)	(1,255)

Total loss before income taxes	$(9,177)	$(8,268)

The provision for income taxes for the year ended December 31, 2007 presented in the Consolidated Statements of Operations represents minimum California franchise taxes. For the years ended December 31, 2008 and 2007, income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to domestic pretax losses as a result of the following:

	2008	2007
Computed expected tax expense	$(3,120)	$(2,384)
Losses and credits for which no benefits have been recognized	2,551	2,376
Expense related to amortization of financing discounts in interest expense	467	-
Expense related to warrant modification	119
Other, net	(17)	10
	$-	$2

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryovers	$34,005	$31,197
Research and development credits	1,142	1,073
Other	2,893	2,789
Total gross deferred tax assets	38,040	35,059
Valuation allowance	(38,040)	(35,059)
Net deferred tax assets	$-	$-

The net change in the valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $2,981,000 and $4,574,000, respectively.  Because there is uncertainty regarding our ability to realize our deferred tax assets, a 100% valuation allowance has been established.  In accordance with SFAS 123(R), we have excluded certain tax benefits resulting from employee stock option exercises from our deferred tax asset at December 31, 2008 and 2007.  In the future, if and when such tax benefits are ultimately realized, the amount of excess tax benefits will be credited to additional paid-in capital in our Consolidated Statements of Stockholders’ Deficit.

As of December 31, 2008, we had federal net operating loss carryforwards of $94.3 million and federal research and development credit carryforwards of $482,000, which will expire in the years 2009 through 2028. We also have state net operating loss carryforwards of $36.5 million and state research and development credit carryforwards of $1.0 million as of December 31, 2008. The state net operating loss carryforwards will expire in the years 2009 through 2018 and the state research and development credits will carryforward indefinitely.  The state net operating loss carryforwards have been suspended for two years and will be available to offset taxable income, if any, commencing in 2011.  Approximately $3.1 million of federal and state net operating loss carryforwards represent stock option deductions arising from activity under our stock option plans, the benefits of which will increase additional paid-in capital when realized.

Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted a preliminary analysis of our stock ownership changes under Internal Revenue Code Section 382 from our inception through December 31, 2007 and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations that may have occurred in 2003 and 2004.  This limitation resulted in a reduction of deferred tax assets and a corresponding reduction in the valuation allowance. The Company has not updated its Section 382 analysis to assess whether any additional ownerhsip changes have occurred due to costs associated with such analysis. If the Company has experienced any additional changes of control, utilization of its NOL or tax credit carryforwards would be subject to annual limitations under Section 382.  Such additional annual limitations could result in the expiration of our reported net operating loss and credit carryforwards available as of December 31, 2008 before their utilization.

We adopted the provisions of FIN 48 effective January 1, 2007 (see Note 2, Summary of Significant Accounting Policies).  Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our consolidated financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 1993 through 2008 due to net operating losses that are being carried forward for tax purposes.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our Consolidated Balance Sheets at December 31, 2008 and 2007, and have not recognized interest or penalties in our Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

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

We had paid royalties to five entities on our Legacy Business products based on a percentage of net sales of licensed products or annual minimum amounts.  At December 31, 2008, we are approximately $190,000 in arrears on the payment of royalties under certain of the licensing agreements covering our former Legacy Business products.

(16)    Employment and Consulting Agreements

In February 2005, the Compensation Committee of the Board of Directors approved a consulting contract under which the then-Chairman of the Board of Directors provided certain strategic and advisory services to us through July 31, 2005 (the “Consulting Contract”).  Under the terms of the Consulting Contract and concurrent with its approval by the Compensation Committee, we granted the Chairman immediately exercisable options to purchase 850,000 shares of our common stock at an exercise price of $0.35 per share, which was the market price of our common stock on the date the option was granted.  The options have a life of ten years and were granted pursuant to the 2004 Incentive Plan.  On October 3, 2005, following the resignation of the Company’s then-president and chief operating officer, the Board of Directors appointed the Chairman as interim Chief Executive Officer, effective immediately.  On January 4, 2006, the Compensation Committee of the Board of Directors approved a letter agreement outlining the terms and compensation of the Chairman’s additional service as interim Chief Executive Officer.  Under the terms of the letter agreement, the Chairman was to receive cash compensation of $15,000 per month, beginning October 3, 2005 and a grant of 1,000,000 shares of our common stock, which we issued from the 2004 Plan in January 2006.  The Chairman continued to serve as interim Chief Executive Officer through April 2006.  In February 2006, we issued the Chairman 311,736 shares of our common stock valued at $60,000 in lieu of cash payments under the letter agreement for the months of October 2005 through January 2006.  The Board of Directors subsequently appointed the Chairman as Chief Executive Officer and, effective September 26, 2006, we entered into a two year employment agreement (the “Employment Agreement”) with automatic one-year renewal options that includes an annual salary of $350,000, other cash payments as described in the agreement, a grant of 2,000,000 shares of our common stock and a grant of 2,500,000 shares of restricted stock units which vest in semi-annual installments.  At December 31, 2006, we had not yet made the stock or restricted stock unit grants.  We granted the stock bonus award in January 2007, but at December 31, 2007, had not made the restricted stock unit or any other equity grant.  In lieu of the restricted stock award, on April 1, 2008, the Compensation Committee of the Board of Directors awarded the Chief Executive Officer an option to purchase 5,000,000 shares of the Company’s common stock at $0.065, the market price of stock on the grant date. 50% of the options were immediately exercisable, with an additional 25% becoming exercisable on the first anniversary of the grant and the remaining 25% becoming exercisable on the second anniversary of the grant.  Beginning in calendar year 2007, the Chief Executive Officer became eligible for an annual performance-based bonus of up to 50% of his annual base salary, payable in cash, equity or a combination of the two.  At December 31, 2007 no such award had been earned or accrued.  As described in Note 11, Stockholders’ Deficit, the Chief Executive Officer participated in the March 2007 Private Placement by applying previously subscribed funds and canceling our obligation to repay notes and accrued but unpaid compensation under the Consulting Contract and the Employment Agreement owed to him, aggregating approximately $430,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.  On June 10, 2008, in conjunction with an expected management change, the Compensation Committee of the Board of Directors modified outstanding options previously issued to the Chief Executive Officer, including the options granted on April 1, 2008, by accelerating the vesting of all of his unvested options and extending the post-employment exercise period during which he may exercise his options for two years following the termination of his employment.  He resigned as President and Chief Executive Officer on June 16, 2008, but continued his service as Chairman of the Board of Directors.  He did not stand for re-election to the Board of Directors and left the Board following the Annual Meeting of Stockholders on December 10, 2008.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

On June 12, 2008, we entered into an employment agreement with Donald N. Taylor appointing him as President and Chief Executive Officer effective on the date we received a binding commitment for sufficient capital to fund our operations for a two month period.  This occurred on June 16, 2008, after the four primary investors in the March 2007 Private Placement agreed to exercise an aggregate of $1,000,000 of Series A Warrants for which the exercise price had been reduced, as described in Note 11, Stockholders’ Deficit, and upon the resignation of the former President and Chief Executive Officer.  Mr. Taylor was recommended to the Board of Directors by one of our directors, Mr. Max Soulimov, acting on behalf of Marr.  Since February 2007, Mr. Taylor has served as, and continues to serve as, Chief Executive Officer of Swivel Secure Ltd., a United Kingdom-based company providing tokenless authentication software and primarily owned by The Marr Group, which is an affiliate of Marr.  Mr. Taylor’s employment agreement was for an initial two-year term, with automatic annual renewals, unless terminated at least 60 days prior to the end of an employment term.  The agreement required that Mr. Taylor would be paid an annual base salary of $150,000.  In addition, Mr. Taylor was granted an award of 1,000,000 shares of our common stock and a stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.047, the closing market price of our common stock on the date of grant.  The stock option was to vest 50% on December 1, 2008 and 50% on June 1, 2009.  Mr. Taylor was also to be entitled to an annual performance-based bonus of up to 50% of his annual base salary.  Mr. Taylor was to be reimbursed for up to $15,000 of personal travel expenses per year and up to $2,500 for legal and tax advice in connection with his employment with the Company.  As a result of our financial condition, Mr. Taylor’s employment agreement and his employment were terminated by mutual consent on December 5, 2008.

In January 2003, we entered into a twelve month employment agreement with an officer, with automatic renewal options, that included a base salary of $200,000 and the grant of certain options.  In conjunction with the August 2005 relocation of our administrative headquarters to Lake Oswego, Oregon and our October 2005 appointment of another officer, this officer was constructively terminated under the terms of the employment agreement, triggering our liability of $200,000 to him, which we had accrued but not paid as of December 31, 2006.  The officer assumed another position and continued his employment with us through November 2007.  As described in Note 11, Stockholders’ Deficit, this officer participated in the March 2007 Private Placement by canceling our obligation to repay the $200,000 owed to him, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

In August 2007, we entered into a six month employment agreement with an officer that included an annual base salary of $125,000 and the grant of  an immediately vested option to purchase 925,000 shares of our common stock at $0.135 per share.  The option expires 30 months following the grant date. The officer resigned from that position in November 2007.

(17)    Related Party Transactions

As described in Note 8, Notes and Debentures Payable, we entered into a Credit Facility Agreement in April 2005 with Marr, our largest stockholder.  The Credit Facility Agreement was subsequently modified between 2005 and 2007, including an amendment in March 2007 to extend the maturity of the 7% Notes issued under the Credit Facility from April 3, 2007 to April 3, 2009 and an amendment in December 2007 granting a one-year conversion option at $0.16 per share for Notes and related accrued interest outstanding under the facility.  That option expired without exercise in December 2008.  At December 31, 2008, we have Promissory Notes in the face amount of $4,200,000 and accrued interest of $740,000 outstanding under the credit facility which are due on April 3, 2009.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

As also described in Note 8, Notes and Debentures Payable, in March 2007 we also extended the due date of an aggregate of $4,983,000 of 8% Secured Convertible Notes, of which $3,223,000 were held by Marr, and all subsequent Notes issued in payment of quarterly interest from April 3, 2007 to April 3, 2009.  Additionally, in December 2007, we granted Marr the right to convert any such Notes it holds at $0.16 per share, rather than $0.30 per share, for a one-year period.  Marr did not exercise its right to convert any of the Notes it held prior to the expiration of the right.  At December 31, 2008, Marr holds an aggregate of $3,709,000 of the 8% Secured Convertible Notes.  See Note 19, Subsequent Events regarding the status of the 8% Secured Convertible Notes.

As described in Note 8, Notes and Debentures Payable, and Note 11, Stockholders’ Deficit, during 2006 and 2007 we issued 8% Promissory Notes in the aggregate face amount of $96,300 to our then-Chief Executive Officer and received $100,000 as an advance from him for participation in a future equity financing.  In 2007, we repaid $6,300 in cash and our Chief Executive Officer participated in the March 2007 Private Placement by applying the previously subscribed funds and canceling our obligation to repay notes and accrued but unpaid compensation under the Consulting Contract and the Employment Agreement owed to him, aggregating approximately $430,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

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

In July 2007, we entered into a 9-month lease with renewal options for office space in Geneva, Switzerland.  The landlord is a relative of one of the principals of Marr.

In October 2005, prior to our acquisition of our 51% equity interest in Beijing Marr, Beijing Marr received an unsecured, non-interest-bearing advance of approximately $2,006,000 from Beijing Mobix, an affilate of Marr and Marr Asia.  The proceeds of the advance were used by Beijing Marr in the acquisition of its manufacturing facility and other assets.  We have reflected this advance as a current liability in our Consolidated Balance Sheet at December 31, 2008.

In October 2005, Beijing Calypte received an unsecured, non-interest-bearing advance in the amount of $177,000 from Beijing Mobix.  In November 2005, Beijing Calypte also received an unsecured, non-interest-bearing advance in the amount of $25,000 from its Executive Chairman.  Beijing Calypte used each of these advances to fund its general corporate expenses.  We have reflected these advances as current liabilities in our Consolidated Balance Sheet at December 31, 2008.

In December 2005, we entered into an Equity Transfer Agreement with Marr Asia, an affiliate of Marr Technologies BV.  Under the terms of the Equity Transfer Agreement, we acquired from Marr Asia a 51% equity interest in Beijing Marr.  The Equity Transfer Agreement became effective on January 18, 2006, the date it was approved by the Huairou County Commerce Bureau.  By December 31, 2007, we had contributed $1,836,000 to the registered capital of Beijing Marr and Marr Asia had contributed $1,764,000, representing the full authorized capital contribution of each party pursuant to the Equity Transfer Agreement.  The business purpose of Beijing Marr is to pursue the manufacture, distribution, marketing and sale of our rapid test products in China.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

In connection with the aggregate $12.5 million investments by Marr Technologies BV during 2003, we signed a Memorandum Of Understanding to create a joint venture in China to market our current and future products.  Additionally, the Nominating Committee of our Board of Directors agreed to grant Marr the right to nominate two mutually-agreeable representatives to our Board of Directors.  During 2004, two directors initially nominated by Marr were added to our Board of Directors.  Each of those directors resigned from our Board during the fourth quarter of 2008.

In November 2003, the joint venture, Beijing Calypte Biomedical Technology Ltd., was formed.  We own 51% of its stock.

(18)    Commitments and Contingencies

We do not, in the normal course of business, enter into significant purchase contracts for materials or supplies.

On September 28, 2008, David K. Harris, the former Chief Executive Officer of our subsidiary, Beijing Marr, filed a labor dispute claim against Beijing Marr with the Beijing Chaoyang District, China, Labor Dispute Arbitration Commission claiming that he was wrongfully terminated by Beijing Marr and seeking approximately $381,000 for unpaid salary, expense reimbursement, severance payment and penalties.  In January 2009, Beijing Marr filed a counterclaim against Mr. Harris for damages it suffered as a result of various instances of misconduct and failure to perform his duties as chief executive officer and seeking approximately RMB 493,346.  The matter so far has been heard on November 28, 2008, February 2, 2009 and April 20, 2009.

In late 2008, two former employees of Beijing Marr filed complaints against Beijing Marr with the Labor Arbitration Committee of Chaoyang District, Beijing, claiming that they are owed additional compensation as a result of noncompliance with certain provisions of the Labor Contract Law of China.  Each is claiming they are owed one month salary.  The total claimed is approximately RMB 311,122.  The first hearing is scheduled for April 30, 2009.

In late 2008, a complaint was filed by Fangcui Green Garden Project Co., Ltd. against Beijing Marr in the Beijing Arbitration Committee in the amount of RMB 195,499.13 seeking payment for a construction project performed by Fangcui Green Garden Project for Beijing Marr at its manufacturing facility. Beijing Marr has counterclaimed for damages resulting from faulty workmanship in an amount in excess of RMB 118,000.  The first hearing of the matter was held on April 15, 2009.

On March 2, 2009, Sun Deming filed a complaint against Beijing Marr in the People’s Court of Chaoyang District, China, for breach of an apartment lease between Sun Deming, as landlord, and Beijing Marr, as tenant, in the amount of RMB 70,000 for five months unpaid rental for the months of May 2008 through September 2008 plus penalties of RMB 1,418 and court costs equal to 10% of the claimed amount for a total of RMB 80,000.  Arbitration was scheduled for April 8, 2009.  On April 7, 2009 the parties settled this matter out of court. Beijing Marr agreed to pay Sun Deming RMB 70,000 by making a cash payment of RMB 56,000 and forfeiting the return of the deposit of RMB 14,000.

In January 2006, a complaint was filed against us and certain of our current and former officers by Logisticorp, Inc. and Southwest Resource Preservation, Inc. (collectively, the “Complainants”) in the Superior Court of the State of California in and for the County of Los Angeles – Central District seeking damages in the amount of approximately $1,100,000, plus interest, trading penalties of $5,000 per day and other damages.  On April 17, 2007, the Superior Court entered a final judgment dismissing the complaint with prejudice for failure to state a cause of action and ordering the Complainants to pay us our costs and attorneys’ fees in the aggregate amount of $106,304.  On June 15, 2007, the Complainants filed a notice to appeal the judgment with the Court of Appeal of the State of California, Second Appellate District, but failed to file an opening brief by the statutory deadline date.  On November 13, 2008, the Court of Appeal issued an opinion affirming the trial court judgment.  Remittitur was issued on January 16, 2009. The plaintiff/appellant did not file a petition for review with the California Supreme Court.  As a result, the case has been finally determined in our favor.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

(19)    Subsequent Events

Default under Note Agreements
As of April 3, 2009, we have not repaid the aggregate of $5,968,000 due to three note holders, one of whom is Marr, under the terms of our Secured 8% Convertible Promissory Notes dated April 4, 2005, including Interest Notes in the aggregate amounts of $117,000 each that were issuable in payment of quarterly interest on January 3, 2009 and April 3, 2009.  Additionally, we have not repaid the aggregate of $5,015,000, including $815,000 of accrued interest through the April 3, 2009 maturity, of the 7% Promissory Notes due under the terms of the 2005 Marr Credit Facility, as amended.  Consequently, we are in default under the terms of each of these agreements.

We are currently discussing termination, reduction or restructuring of our debt obligations under the 2005 Marr Credit Facility and the 8% Convertible Notes with each of the secured creditors. There can be no assurance that acceptable terms, or any terms, will be reached between us and any of the creditors.  These defaults, coupled with our significant working capital deficit and limited cash resources, place a high degree of doubt on our ability to continue our operations.

In light of our existing operations and financial challenges, we are exploring strategic and financing options in conjunction with our ongoing discussions with these secured creditors to terminate, reduce or restructure our debt obligations.  Failure to obtain additional financing and to resolve the existing defaults with respect to the Credit Facility and the Convertible Notes will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, 11 U.S.C. § 101 et seq., which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity.

Advance from Stockholder
During the first quarter of 2009, one of the primary investors in the March 2007 Private Placement has advanced an aggregate of $325,000 to us in anticipation of a financing agreement.  We have no definitive agreements with this or any other investor regarding the terms of these advances or any subsequent financings.  We have used the funds advanced to permit the limited continuation of our operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

By:	/s/ Adel Karas
Adel Karas Chief Executive Officer, Chief Financial Officer and Secretary

Date: April 27, 2009

POWER OF ATTORNEY

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Adel Karas Adel Karas	President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary, Director	April 27, 2009

/s/ John J. DiPietro John J. DiPietro	Director	April 27, 2009

/s/ Paul Freiman Paul Freiman	Director	April 27, 2009

/s/ Julius R. Krevans, M.D. Julius R. Krevans, M.D.	Director	April 27, 2009

S-1