Form 10-Q
period 2009-03-31
CALYPTE BIOMEDICAL CORP
filed 2009-08-07
CIK 899426

Table of  Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒Yes   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or fur such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer                                                                                                                        Accelerated Filer   
Non-accelerated filer       (Do not check if a smaller reporting company)                                   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒ No

The registrant had 454,355,457 shares of common stock outstanding as of August 7, 2009.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$199	$196
Accounts receivable, net of allowance of $1 at March 31, 2009 and December 31, 2008	79	46
Inventory	392	407
Prepaid expenses	199	223
Other current assets	8	-

Total current assets	877	872

Property and equipment, net of accumulated depreciation of $900 and $841 at March 31, 2009
and December 31, 2008, respectively	2,977	3,032
Intangible assets, net of accumulated amortization of $709 and $654 at March 31, 2009
and December 31, 2008, respectively	2,225	2,280
Other assets	213	213

Total assets	$6,292	$6,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,088	$2,995
Advances from related parties	2,559	2,256
8% Convertible notes payable, net of discount of $152 and $401 at March 31, 2009
and December 31, 2008, respectively	5,699	5,333
7% Notes payable to a related party, including accrued interest of $814 and $740, net of discount of
$75 and $225, at March 31, 2009 and December 31, 2008, respectively	4,939	4,715
12% Convertible debentures payable	60	60

Total current liabilities	16,345	15,359

Deferred rent obligation	29	29
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
March 31, 2009 and December 31, 2008; 100,000 shares issued and outstanding at March 31,
2009 and December 31, 2008; aggregate redemption and liquidation value of $1,000 plus
cumulative dividends	3,326	3,296

Total liabilities	19,700	18,684

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at March 31, 2009 and
December 31, 2008; 439,354,624 shares issued and outstanding as of
March 31, 2009 and December 31, 2008	13,181	13,181
Additional paid–in capital	159,775	159,654
Other comprehensive income	119	119
Accumulated deficit	(186,268)	(185,090)

Total Calypte Biomedical Corporation stockholders’ deficit	(13,193)	(12,136)

Noncontrolling interests in consolidated entities	(215)	(151)

Total stockholders’ deficit	(13,408)	(12,287)

Total liabilities and stockholders’ deficit	$6,292	$6,397
See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Product sales	$176	$188

Operating costs and expenses:
Cost of product sales	75	199
Research and development expenses	43	364
Selling, general and administrative expenses (non-cash of $121 and $131
for 2009 and 2008, respectively)	755	1,277

Total operating expenses	873	1,840

Loss from operations	(697)	(1,652)

Interest expense, net (non-cash expense of $546 and $365 for
2009 and 2008, respectively)	(620)	(441)

Other income, net	75	-

Loss before income taxes	(1,242)	(2,093)

Provision for income taxes	-	-

Net loss	(1,242)	(2,093)

Less: Loss attributed to noncontrolling interests in consolidated entities	64	117

Net loss attributed to Calypte Biomedical Corporation	$(1,178)	$(1,976)

Other comprehensive earnings:

Net loss	(1,242)	(2,093)

Gain on foreign currency translation	-	15

Comprehensive loss	(1,242)	(2,078)

Comprehensive Loss attributed to noncontrolling interests in consolidated entities	(64)	(110)

Comprehensive loss attributed to Calypte Biomedical Corporation	$(1,178)	$(1,968)

Net loss per share (basic and diluted)	$(0.003)	$(0.005)

Weighted average shares used to compute net loss per share
(basic and diluted)	439,355	363,940

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,178)	$(1,976)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	113	112
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts
and deferred debt issuance and other offering costs	399	269
Dividends on mandatorily redeemable Series A preferred stock	30	30
Anti-dilution obligation and note derivative liability	-	(32)
Stock-based employee compensation expense	120	95
Fair market value of common stock, warrants, and options granted for services	1	52
Loss attributed to noncontrolling interest in consolidated entities	(64)	(117)
Changes in operating assets and liabilities:
Accounts receivable	(32)	(11)
Inventory	15	54
Prepaid expenses and other current assets	15	55
Accounts payable, accrued expenses and other current liabilities	286	294

Net cash used in operating activities	(295)	(1,175)

Cash flows from investing activities:
Purchases of equipment	-	(3)

Net cash used in investing activities	-	(3)

Cash flows from financing activities:
Proceeds from sale of stock	-	767
Expenses related to sales of stock	-	(18)
Investment in consolidated entities by noncontrolling interest	-	93
Proceeds from related party advance	300	-

Net cash provided by financing activities	300	842

Net increase (decrease) in cash and cash equivalents	5	(336)

Effect of foreign currency exchange rates on cash	(2)	(2)

Cash and cash equivalents at beginning of period	196	776

Cash and cash equivalents at end of period	$199	$438

 See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
 (in thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Supplemental disclosure of cash flow activities:
Cash paid for interest	$74	$76

Supplemental disclosure of noncash activities:
Conversion of accrued interest into notes payable	117	108
Common stock issued for fees and expenses under Purchase Agreement
with Fusion Capital	-	342

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(1)	The Company

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

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China.  The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 17% of our outstanding stock.  Through March 31, 2009, the operations of Beijing Calypte have been primarily organizational and financially insignificant.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

During the first quarter of 2009, we incurred a net loss of $1.2 million.  At March 31, 2009, we had a working capital deficit of $15.5 million and our stockholders’ deficit was $13.4 million.  Our cash balance at March 31, 2009 was $0.2 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2009.

As discussed in Note 10, a total of $10.9 million was payable under our 8% Convertible Notes and related Interest Notes and 7% Promissory Notes on April 3, 2009. We are currently discussing termination, reduction or restructuring of these debt obligations with each of the secured creditors. Further, given the current market price of our common stock, we have insufficient authorized shares of common stock available to raise adequate capital to continue our operations. We do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there is no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.  Our failure to obtain additional financing or to resolve the existing defaults with respect to the 7% Promissory Notes and the 8% Convertible Notes will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, which would have a material adverse affect on our business and on our ability to continue our operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our financial position as of March 31, 2009 and the results of our operations and our cash flows for the three month periods ended March 31, 2009 and 2008.  The accompanying condensed consolidated balance sheet at December 31, 2008 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2008 included in our Form 10-K filed with the SEC on April 27, 2009.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the SEC.  The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

(2)	Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the results of operations of us, our wholly-owned subsidiary, Calypte, Inc., and our 51% ownership interests in both Beijing Calypte and Beijing Marr.  We have eliminated all significant intercompany accounts and transactions in consolidation.

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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

AwareTM BEDTM HIV-1 Incidence Test	$121	$152
AwareTM Rapid HIV diagnostic tests	55	36

Revenue from product sales	$176	$188

Sales to international customers accounted for approximately 53% and 76% of our revenues in the first quarter of 2009 and 2008, respectively.  Four customers accounted for approximately 65% of our first quarter 2009 revenue.  A New York Research institution and the U.S. CDC’c contract testing lab purchased  BED Incidence tests representing 21%  and 10% of our first quarter 2009 revenue, respectively.   Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 17% of our first quarter 2009 revenue, and our Indian distributor purchased our AwareTM HIV-1/2 oral fluid rapid tests representing 18% of first quarter 2009 revenue.  Four customers accounted for approximately 77% of our first quarter 2008 revenue.  Purchases of our AwareTM BEDTM HIV-1 Incidence Test (the Incidence Test”) by the Chinese National AIDS laboratory, the CDC’s New York contract testing lab, and a Japanese medical products distributor accounted for approximately 27%, 22% and 10%, respectively, of our first quarter 2008 revenue.  Our distributor in South Africa purchased our AwareTM HIV-1/2 oral fluid rapid tests and the Incidence Test in amounts representing approximately 18% of our first quarter 2008 revenue.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 204,471,272 shares and 224,479,836 shares were excluded from the computation of loss per share for the three month periods ended March 31, 2009 and 2008, respectively, as their effect is anti-dilutive.  The computation of loss per share also excludes 19,504,208 shares and 57,661,991 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and, 7% Notes issued under the Marr Credit Facilty for quarters ended March 31, 2009 and 2008, respectively, as their effect is also anti-dilutive.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the first quarter 2009 presentation of noncontrolling interests as a result of adopting SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement.

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

Adoption of New Accounting Pronouncements

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.   EITF 07-05 was effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 on the first day of our fiscal year 2009 and determined that no balance sheet reclassifications were necessary at March 31, 2009.

On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, which introduces changes in the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.   In accordance with the requirements of SFAS 160, we have provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations and comprehensive loss for all periods presented. There were no changes in our ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the three months ended March 31, 2009.

(3)	Inventory

Inventory as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$299	$240
Work-in-process	-	14
Finished goods	93	152

Total inventory	$392	$407

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(4)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Trade accounts payable	$1,432	$1,499
Accrued royalties	105	92
Accrued salary and vacation pay	37	34
Customer prepayments on purchases	12	10
Accrued interest	133	101
Accrued audit, legal and consulting expenses	367	247
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	253	206
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing operation	350	349
Other	168	227

Total accounts payable and accrued expenses	$3,088	$2,995

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(5)	Notes and Debentures Payable

The following table summarizes note and debenture activity for the three months ended March 31, 2009 (in thousands):

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/08	Additions	to Equity	Repayments	3/31/09	3/31/09	3/31/09
Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	108	-	-	-	108
April 3, 2008 Interest	110	-	-	-	110
July 3, 2008 Interest	111	-	-	-	111
October 3, 2008 Interest	115	-	-	-	115
January 3, 2009 Interest		117			117

Total 8% Secured Convertible Notes	$5,734	$117	$-	$-	$5,851	$(152)	$5,699

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$(75)	$4,125

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

8% Secured Convertible Notes

On April 4, 2005, we concluded a private placement (the “April 2005 Placement”) to five institutional investors (the “2005 Investors”) of $8,000,000 of Secured 8% Convertible Notes originally due April 3, 2007 (the “Convertible Notes”) and subsequently extended to April 3, 2009.  The Convertible Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing additional Convertible Notes maturing on April 3, 2007.  From July 4, 2005 through October 3, 2008 we issued additional Convertible Notes in an aggregate face amount of $1,817,000 in payment of quarterly interest (the “Interest Notes”).  As of March 31, 2009, we had not issued the Interest Notes that were due on January 3, 2009 in payment of quarterly interest in the aggregate amount of $117,000.  Consequently, we are in default under the terms of these agreements. Refer to Note 10, Subsequent Events, for information regarding the status of the Convertible Notes and Interest Notes after March 31, 2009.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Interest Expense

The table below summarizes the components of interest expense for the three month period ended March 31, 2009 and 2008 (in thousands):

	Three Months ended March 31,
	2009	2008

Interest expense on debt instruments paid or payable in cash	$(74)	$(76)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(117)	(109)
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and
Marr Credit Facility notes	(399)	(258)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings		32
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)

Total non-cash items	(546)	(365)

Total interest expense	$(620)	$(441)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(6)	Stockholders’ Deficit

Warrants, options and stock grants

At March 31, 2009, we had warrants outstanding to purchase an aggregate of 173,863,901 shares of our common stock at a weighted average price of $0.094 per share, as summarized in the following table:

		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Warrant issued in connection with August 2008 Private Placement	1,000,000	$0.080	August 20, 2010
Warrant issued in connection with September 2008 Private Placement	1,000,000	$0.060	September 19, 2010
Series A warrants issued in connection with March 2007 Private Placement	79,274,355	$0.053	June 28, 2009, except 7,948,201 on June 28, 2010
Series B warrants issued in connection with March 2007 Private Placement	56,059,012	$0.110	September 28, 2009, except 4,135,935 on September 28, 2010
Warrants issued in connection with February 2007 Private Placement	2,500,001	$0.077	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February 2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Private
Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs, including warrants issued to placement agents	4,270,300	$0.452	May 28, 2009 or July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	885,677	$0.221	May 28, 2009 or July 9, 2009
Additional Warrants issued to investors exercising previously issued warrants in connection with July 2006 Warrant Re-pricing	4,057,946	$0.138	April 3, 2009
Warrant issued for investment banking services	500,000	$0.085	October 31, 2011
All other	150,000	$0.500	May 6, 2009

	173,863,901	$0.094

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

At March 31, 2009, we have recognized approximately $35,000 and $2,000 of non-cash research and development and selling, general and administrative expenses, respectively, attributable to these options.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(7)	Share Based Payments

We maintain stock compensation plans for our employees and directors which are described in Note 12, Share Based Payments, in the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K filed with the SEC on April 27, 2009.  We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006.  SFAS 123R requires that we recognize the fair value of stock compensation, including stock options, in our statement of operations.  We recognize the stock compensation expense over the requisite service period of the individual grantees, which is generally the same as the vesting period of the grant.  All of our stock compensation is accounted for as an equity instrument.

We did not grant any options to employees or members of our Board of Directors during the first quarters of 2009 or 2008. Under the provisions of SFAS 123R, we have recorded approximately $120,000 of stock based employee compensation expense in our condensed consolidated statement of operations for the three months ended March 31, 2009 attributable to the employee options granted during the second quarter of 2008 and to options granted to non-employee members of our Board of Directors in the fourth quarter of 2007.  Of the total expense, $107,000 has been recorded as selling, general and administrative expense, $7,000 as research and development expense and $6,000 as cost of product sales expense.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To-date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2008 through March 31, 2009:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2008	34,096,583	$0.145	4.34	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(3,489,212)	$0.335

Options outstanding at March 31, 2009	30,607,371	$0.123	4.57	$0

Options vested and exercisable at December 31, 2008	30,596,583	$0.145	3.81	$0

Options vested and exercisable at March 31, 2009	27,107,371	$0.126	4.03	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At March 31, 2009, the market price of our stock was $0.01 per share, and none of our options were in-the-money.  The aggregate intrinsic value of options exercised at the time they were exercised was $0.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The following table summarizes information about stock options outstanding under all of our option plans at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.03 to $0.047	1,000,000	4.02	$0.039	1,000,000	$0.039
$0.065	12,500,000	1.66	$0.065	12,000,000	$0.065
$0.11	14,308,402	7.65	$0.110	11,308,402	$0.110
$0.13 to $5.70	2,791,027	1.98	$0.268	2,791,027	$0.268
$8.40	1,133	2.55	$8.400	1,133	$8.400
$35.63	1,233	1.76	$35.630	1,233	$35.630
$61.88	1,667	1.05	$61.880	1,667	$61.880
$71.25	167	1.13	$71.250	167	$71.250
$73.13	408	1.2	$73.130	408	$73.130
$120.00	3,334	1.05	$120.000	3,334	$120.000

	30,607,371	4.57	$0.123	27,107,371	$0.126

At March 31, 2009, the expected compensation cost of options outstanding but not yet vested was approximately $527,000.  We expect to recognize this cost over a weighted average period of approximately 8 months.  We did not record any income tax benefits for stock-based compensation arrangements for the three month periods ended March 31, 2009 and 2008, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(8)	Related Party Transactions

At March 31, 2009, Marr holds an aggregate of $3,708,000 of our 8% Secured Convertible Notes plus $76,000 in accrued interest and $4,200,000 under the Marr Credit Facility, plus $815,000 of related accrued interest.  Additionally, Marr holds approximately 17% of our outstanding common stock.

During the first quarter of 2009, David Khidasheli, an investor in our March 2007 private placement, who beneficially owned approximately 16% of our common stock as of March 31, 2009, advanced an aggregate of $300,025 to us in anticipation of a financing agreement.  We used the funds as working capital.  This advance was subsequently treated as a partial exercise of a warrant issued to him in our March 2007 private placement.  (Refer to Note 10)

(9)	Contingencies

On September 28, 2008, David K. Harris, the former Chief Executive Officer of our subsidiary, Beijing Marr, filed a labor dispute claim against Beijing Marr with the Beijing Chaoyang District, China, Labor Dispute Arbitration Commission claiming that he was wrongfully terminated by Beijing Marr and seeking approximately $381,000 for unpaid salary, expense reimbursement, severance payment and penalties.  In January 2009, Beijing Marr filed a counterclaim against Mr. Harris for damages it suffered as a result of various instances of misconduct and failure to perform his duties as chief executive officer and seeking approximately $73,000.  The matter so far has been heard on November 28, 2008, February 2, 2009 and April 20, 2009.

In late 2008, two former employees of Beijing Marr filed complaints against Beijing Marr with the Labor Arbitration Committee of Chaoyang District, Beijing, claiming that they are owed additional compensation as a result of noncompliance with certain provisions of the Labor Contract Law of China.  Each is claiming they are owed one month salary.  The total claimed is approximately $31,181.56.  The first hearing took place on April 30, 2009.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The complaint filed by Fangcui Green Garden Project Co., Ltd. (“Fangcui”) against Beijing Marr in the Beijing Arbitration Committee, previously disclosed in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, was settled. Beijing Marr paid Fangcui approximately $28,000.

(10)	Subsequent Events

Default under Convertible Notes
As of April 3, 2009, we have not repaid the aggregate of $5,968,000 due to three note holders, one of whom is Marr, under the terms of our Secured 8% Convertible Promissory Notes dated April 4, 2005, including Interest Notes in the aggregate amounts of $117,000 that were issuable in payment of quarterly interest on April 3, 2009.  Additionally, we have not repaid the aggregate of $5,015,000, including $815,000 of accrued interest through the April 3, 2009 maturity, of the 7% Promissory Notes due under the terms of the 2005 Marr Credit Facility, as amended.  Consequently, we are in default under the terms of each of these agreements.

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

Capital Raises
On May 1, 2009, we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lipascu, an individual pursuant to which Ms. Lipascu agreed to purchase 5,000,000 shares of our common stock, par value $0.03 at a purchase price of $0.03 per share (the “Shares”), for a total purchase price of $150,000, in a private placement transaction pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The Subscription Agreement contains customary representations and warranties by Ms. Lipascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lipascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act. On May 5, 2009, the Company received the $150,000 cash purchase price for the Shares from Ms. Lipascu and subsequently issued the Shares to her. We used the proceeds of the private placement for general working capital purposes.

On June 9, 2009 and July 21, 2009, Ms. Lipascu invested $100,000 and $110,000, respectively, in anticipation of entering into subscription agreements similar to the Subscription Agreement.  We plan to enter into subscription agreements with the Investor, on the same terms as the Subscription Agreement and to issue to Ms. Lipascu an aggregate of 7,000,000 shares.  We are using the proceeds of these investments for general working capital purposes.

Warrant Exercise
On or around May 15, 2009, we amended the Series A warrant (the “Series A Warrant”) originally issued to David Khidasheli on March 27, 2007, and amended on June 11, 2008. The Series A Warrant was amended to lower the exercise price from $0.05 per share to $0.03, as an inducement to Mr. Khidasheli to treat the $300, 025 advanced to us in the first quarter of 2009 as an exercise of the Series A Warrant.

Khidasheli Letter
The independent members of our Board of Directors, Julius R. Krevans, M.D., Paul E. Freiman and John D, DiPietro (the “Independent Directors”), received a letter dated June 28, 2009, from Mr. Khidasheli, who owns 9.7% of our outstanding shares of common stock (who also holds immediately exercisable warrants to purchase an additional 4% of our outstanding shares), requesting that they resign from the Board of Directors (the “Khidasheli Letter”).  The Board of Directors held a meeting on June 29, 2009 to discuss the Khidasheli Letter.  The Independent Directors requested Adel Karas, member of our Board of Directors and Chief Executive Officer, Chief Financial Officer and Secretary, to ascertain from Mr. Khidasheli whether the Khidasheli Letter represents the will of our stockholders holding a majority of the outstanding shares of our common stock and to relay to Mr. Khidasheli, that if it does, the Independent Directors would resign, since such majority would have the power to remove the Independent Directors, with or without cause, under Section 3.5 of our Bylaws. Otherwise, as required by Article XII of our Certificate of Incorporation, such stockholders would have to call a special meeting of our stockholders, and go through the time consuming and costly SEC proxy process to exercise their removal right.  On August 3, 2009, the Independent Directors received an email correspondence from Mr. Khidasheli’s legal counsel, which included copies of proxies from holders of 45.2% of our outstanding shares of common stock (who also hold immediately exercisable warrants to purchase an additional 8% of our outstanding shares) appointing Mr. Khidasheli as their proxy agent to remove the Independent Directors and to elect two new directors to our Board of Directors.  Barring unforeseen circumstances, it is expected that the Independent Directors will resign after consultation and review of this situation by their legal counsel.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

At March 31, 2009, we had $10,983,000 in outstanding secured debt, including accrued interest, which became due and payable on April 3, 2009, in addition to approximately $5.6 million in other liabilities.  At March 31, 2009, we had a cash balance of $0.2 million.

During the first quarter of 2009, we continued to focus on restructuring our operations and debt.  We continued to maintain minimal administrative staff to operate the company and fulfill sales orders of our AwareTM HIV-1/2 Rapid Test and BED Incidence Test from our existing inventory, while we negotiated with an investor for continued investment and with creditors for the termination, reduction or restructuring of our debt.

As we have been able to obtain a small stream of funding to continue our operations through the partial exercise of a warrant and private placements of common stock, we have recently begun focusing on rebuilding operations.  We have hired a scientist to oversee production and a consultant to advise our chief executive officer on operations,  in anticipation of rebuilding our production, sales and distribution efforts.  However, we do not have any definitive agreements for continued funding from these sources, and there is no assurance that any such continued funding will be available to us on acceptable terms, or at all.  If such additional funding is not available to us when required or is not available to us on acceptable terms, our liquidity and financial condition will be adversely affected and we will likely be unable to continue our operations.

Assuming we continue to receive funding, we plan to focus our marketing and sales efforts in Africa, primarily in Kenya, Uganda and South Africa, and in the Middle East, Asia, India and the Carribean.  Our marketing efforts and sales to date have been exclusively in the professional market.  In the near-term, we plan to expand our marketing and sales efforts to the over-the-counter (“OTC”) market too.

In Kenya and Uganda we are cooperating with local governmental bodies for an Oral Fluid Algorithm release.  The Oral Fluid Algorithm is a three step screening procedure that the Ministry of Health in each country adopts to perform HIV testing. If an Oral Fluid Algorithm is adopted by these countries we will be able to sell our AwareTM HIV-1/2 Rapid Test in the private sector, primarily to nongovernmental organizations (“NGOs”), and in the public sector, primarily to government testing programs.  We expect this release to occur in both countries by the end of the fourth quarter in 2009.  In Kenya, we are also working with the Centers for Disease Control and Prevention (“CDC”)  in cooperation with Population Council, a local NGO, to implement a home testing project by the fourth quarter of 2009.  If these efforts are successful, we would be selling in both the professional and OTC markets in these countries.

In South Africa, we are working on increasing sales through our local distributor and have continued direct sales of AwareTM HIV-1/2 Rapid Test and BED Incidence Test to current customers. We are also attempting to establish new relationships with international NGOs that will enable us to increase our market share in South Africa.

We are negotiating distribution agreements for our AwareTM HIV-1/2 Rapid Test for the Caribbean, Egypt, and Ethiopia.  In Ethiopia, especially, we hope to have a distirbution agreement in place by the end of 2009.

In order to accomplish our business plan and meet our financial obligations, we must:

-     Negotiate a termination, reduction or restructuring of our secured debt obligations.
-     Raise additional capital to fund working capital requirements.
-     Reduce accounts payable and other debt.
-     Reduce certain fixed costs.
-     Increase marketing and sales of our products through our current and new distribution network.
-     Developing a larger international market presence.

We have been actively pursuing potential opportunities to address the above matters, the ultimate resolution of which is beyond our control, and will have a significant impact on our financial condition and ability to continue our operations. As a result, no assurances can be given that these transactions will be completed as contemplated or at all, which could have a detrimental effect on our ability to continue our operations.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

We continue to run the substantial risk that we will not be able to carry out this business plan because of liquidity and capital resource obstacles.  Our cash resources are insufficient to continue our operations through the near-term or to pay our debt and, given the current market price of our common stock, we may not have sufficient authorized shares of common stock available to raise sufficient capital to continue operations and pay our debt.  Moreover, our stock price is below its par value, which may make it difficult to raise capital through the issuance of equity securities.  Additionally, the magnitude of our debt makes it highly unlikely that we will be able to raise additional capital.  We do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there is no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we will be unable to continue our operations.

Financial Considerations

Our consolidated operating cash burn rate for the first three months of 2009 was approximately $295,000 compared to $1,175,000 in the first three months of 2008.  Our focus in this quarter was keeping a minimal level of operations so that we could continue shipping existing inventory of products, while we looked for options to fund the company.

During the first three months of  2009, we incurred a net loss of $1.2 million.  At March 31, 2009, we had a working capital deficit of $15.5 million, including $10.9 million of 8% convertible notes and 7% notes payable to a related party, including accrued interest, all of which is due on April 3, 2009, and our stockholders’ deficit was $13.4 million.  Based upon our financial condition at December 31, 2008, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2008 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.  Our cash balance at March 31, 2009 was $0.2 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2009. We will need to raise additional capital to fund our operations in the near term.

We currently have 800,000,000 shares of common stock authorized, of which approximately 729,000,000 shares are issued and outstanding or are reserved for issuance under current financing arrangements and our incentive plans.  If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions.  At the current market price of our common stock, we do not have sufficient authorized common stock to raise more than a few hundred thousand dollars, which is not sufficient to permit us to execute our business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Consistent with our policy on impairment of long-lived assets, given the 3/31/09 operating loss and cash flow loss, the carrying values of Calypte and Beijing-Marr long-lived assets were compared against the undiscounted cash flows of the two entities over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels.  We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008 have not changed materially since year-end.

Adoption of New Accounting Pronouncements

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 was effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 on the first day of our fiscal year 2009 and determined that no balance sheet reclassifications were necessary at March 31, 2009.

On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, which introduces changes in the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.   In accordance with the requirements of SFAS 160, we have provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations and comprehensive loss for all periods presented. There were no changes in the Company’s ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the three months ended March 31, 2009.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Total revenues	$176	$188
Cost of product sales	75	199

Gross Margin	101	(11)

Operating expenses:
Research and development	43	364
Selling, general and administrative	755	1,277

Total operating expenses	798	1,641

Loss from operations	(697)	(1,652)

Interest expense, net	(620)	(441)
Other income, net	75	-

Net loss before income taxes	$(1,242)	$(2,093)

Less: Loss attributed to noncontrolling interests in consolidated entities	64	117

Net loss attributed to Calypte Biomedical Corporation	$(1,178)	$(1,976)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Quarter ended March 31, 2009 and 2008

Our revenue for the first quarter of 2009 totaled $176,000 compared with $188,000 for the first quarter of 2008, a decrease of $12,000 or 6.4%.  Sales of our BED Incidence Test accounted for 69% of our sales in the first quarter of 2009, compared with 81% in the first quarter of 2008.  Revenue from the sales of the BED Incidence Test decreased by 21% in 2009 compared with 2008.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 31% and 19% of our sales in the first quarter of 2009 and 2008, respectively.  First quarter 2009 revenues from the sale of our rapid tests increased by 52% compared with rapid test revenues in the first quarter of 2008.  Sales of our HIV-1/2 rapid tests are also irregular during this commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world.  Sales of our new Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents accounted for less than 1% of our sales in the first quarter of 2009.

Four customers accounted for approximately 65% of our first quarter 2009 revenue.  A New York Research institution and the CDC’c contract testing lab purchased  BED Incidence tests representing 21%  and 10% of our first quarter 2009 revenue, respectively.   Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 17% of our first quarter 2009 revenue, and our Indian distributor purchased our AwareTM HIV-1/2 oral fluid rapid tests representing 18% of first quarter 2009 revenue.  Four customers accounted for approximately 77% of our first quarter 2008 revenue.  Purchases of our AwareTM BEDTM HIV-1 Incidence Test (the Incidence Test”) by the Chinese National AIDS laboratory, the CDC’s New York contract testing lab, and a Japanese medical products distributor accounted for approximately 27%, 22% and 10%, respectively, of our 2008 first quarter revenue.  Our distributor in South Africa purchased our AwareTM HIV-1/2 oral fluid rapid tests and the Incidence Test in amounts representing approximately 18% of our first quarter 2008 revenue.

We reported gross margins of 58% and negative 11% of sales in the first quarter of 2009 and 2008, respectively. The margins we reported in both 2009 and 2008, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

During the first three months of 2009, we incurred a net loss of $1.2 million.  At March 31, 2009, we had a working capital deficit of $15.5 million.

Research and development costs decreased by $321,000 or 89%, from $364,000 in the first quarter of 2008 to $43,000 in the first quarter of 2009.  The primary components of the net decrease include the following:
•	a decrease of $239,000 in salary and benefits expenses attributable to the elimination of R&D positions in the fourth quarter of 2008
•	a decrease of approximately $48,000 in legal expenses related to the pursuit of patents;

Selling, general and administrative costs decreased by $522,000 or 41%, from $1,277,000 in the first quarter of 2008 to $755,000 in the first quarter of 2009.  The primary components of the net decrease include the following:
•	a decrease of $258,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in the fourth quarter of 2008
•	a decrease of approximately $157,000 in marketing and administrative consultant and public company expenses;

Our loss from operations for the first quarter of 2009, at $697,000, reflects a reduction of 58% compared with the loss of $1,652,000 reported for the first quarter of 2008.

We recorded net interest expense of $620,000 for the first quarter of 2009 compared with $441,000 of net interest expense in the first quarter of 2008.  The increased expense in 2009 relates to amortization of discounts and derivative obligations associated with the March 2007 extension of the maturity of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009, which are being amortized over the period from March 2007 through April 2009.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Three Months ended March 31,		Decrease
	2009	2008	Expense

Interest expense on debt instruments paid or payable in cash	$(74)	$(76)	$2
Non-cash (expense) income composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(117)	(109)	(8)
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and
Marr Credit Facility notes	(399)	(258)	(141)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	-	32	(32)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)	-

Total non-cash items	(546)	(365)	(181)

Total interest expense	$(620)	$(441)	$(179)

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business plan.  We expect to need to continue to devote substantial capital resources to running our business, negotiating with creditors for the termination, reduction or restructuring of our debt and to implementing our business plan.  Based on our current forecasts and assumptions, we believe that our existing cash and cash equivalents are insufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months or to pay our debt.  Given the state of the company, we have not made any plans for capital expenditures related to manufacturing and operations.

Operating Activities

During the three months ended March 31, 2009 and 2008 we used cash of $0.3 million and $1.2 million, respectively, in our operating activities.  In the period ending March 31, 2009, the cash was used primarily for our selling, general and adminstrative expenses.  In the period ending March 31, 2008, the cash was used primarily to develop and commercialize our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

Financing Activities

During the three months ended March 31, 2009, we generated $300,025 from financing activities compared to $842,000 generated from financing activities during the three months ended March 31, 2008. The funds generated from financing activities in the three months ended March 31, 2009 were primarily the result of two partial exercises of a warrant by an investor.

In 2009, to date, we have been able to generate financing from two investors.  Although we do not have definitive agreements with either of these investors for continuing financing, these investors have demonstrated their willingness to finance our operations on a regular basis, based on our continuing efforts to execute our business plan, including restructuring our debt.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

If we are unable to obtain additional financing, we will be in significant financial jeopardy and we will be unable to continue as a going concern.  If we are able to raise additional capital and restructure our debt by issuing additional equity or debt securities, the ownership percentages of existing stockholders would be reduced, on a fully diluted basis in the case of convertible securities. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the bases of the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology and our products, timing of such development, timing of FDA and international regulatory reviews, market acceptance of our products by governmental and other public health agencies, health care providers and consumers, characteristics and growth of our market and customers, protection of our intellectual property, implementation of our strategic, operating and human resources initiatives, benefits to be derived from key personnel and directors, our ability to commercialize our products, our ability to obtain an increased market share in the diagnostic test market, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing and distribution channels, our distribution agreements and strategic alliances, our liquidity and capital resources, our ability to obtain additional capital as, and when, needed, and on acceptable terms, changes in health care policy in the United States or abroad and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  If we are not able to generate sufficient liquidity from operations and current potential resources or are unable to raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Item 4T.  Controls and Procedures

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

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

Because of the limited level of activity in which our Chinese subsidiaries were engaged during the first quarter of 2009, there were no material adjustments required to the financial information ultimately prepared by those subsidiaries.  Nevertheless, as Beijing Marr commences anticipated manufacturing and sales activities, the absence of an adequately trained financial staff could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The complaint filed by Fangcui Green Garden Project Co., Ltd. (“Fangcui”) against Beijing Marr in the Beijing Arbitration Committee, previously disclosed in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, was settled. Beijing Marr paid Fangcui approximately $28,000.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed other than as set forth below.

Risks Related to Our Financial Condition

We have commenced a review of strategic business alternatives, which may or may not result in changes to our business and our profitability.

Since the filing of our Annual Report on Form 10-K for the year ending December 31, 2008, we have engaged in a review of strategic alternatives and to evaluate a full range of possible directions. In connection with this evaluation, we are reviewing and, where appropriate, will adjust our business model with a view toward achieving near-term profitability. Changes in our business model may require us to incur additional restructuring expenses and other write-downs and impairment charges in the near-term. We cannot assure that the evaluation process will result in any specific transaction or outcome or that it will improve our profitability. Consideration of these options may cause us to incur additional expenses, disruption to and distractions in our business, and impact our ability to attract new business and to attract and retain key personnel.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 3.  Defaults Upon Senior Securities

As of April 3, 2009, we are in default under our Secured 8% Convertible Promissory Notes, as amended (the “Convertible Notes”), issued to three note holders, one of whom is Marr.  The Convertible Notes were issued pursuant to a Purchase Agreement dated April 4, 2005.  We are in default under the Convertible Notes because they matured and became due on April 3, 2009, and we are unable to repay them.  At maturity, we owe an aggregate of $5,968,000, including $117,000 of accrued interest.

Item 5.  Other Information

On May 1, 2009, we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lipascu, an individual (the “Investor”) pursuant to which the Investor agreed to purchase 5,000,000 shares of our common stock, par value $0.03 at a purchase price of $0.03 per share (the “Shares”), for a total purchase price of $150,000, in a private placement transaction pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The Subscription Agreement contains customary representations and warranties by the Investor regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. The Investor was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act. On May 5, 2008, the Company received the $150,000 cash purchase price for the Shares from the Investor and issued the Shares to the Investor. We used the proceeds of the private placement for general working capital purposes.

On June 9, 2009 and July 21, 2009, the Investor invested $100,000 and $110,000, respectively, in anticipation of entering into subscription agreements similar to the Subscription Agreement.  We plan to enter into subscription agreements with the Investor, on the same terms as the Subscription Agreement and to issue to the Investor an aggregate of 7,000,000 shares.  We are using the proceeds of these investments for general working capital purposes.

On or around May 15, 2009, we amended the Series A warrant (the “Series A Warrant”) originally issued to David Khidasheli on March 27, 2007, as amended on June 11, 2008 as disclosed in our current report on Form 8-K filed with the SEC on June 18, 2008. The Series A Warrant was amended to lower the exercise price from $0.05 per share to $0.03, as an inducement to Mr. Khidasheli to treat the $300, 025 advanced to us in the first quarter of 2009 as an exercise of the Series A Warrant.  Mr. Khidasheli exercised the Series A Warrant and was issued 10,000,833 shares of our common stock.

The independent members of our Board of Directors, Julius R. Krevans, M.D., Paul E. Freiman and John D, DiPietro (the “Independent Directors”), received a letter dated June 28, 2009, from Mr. Khidasheli, who owns 9.7% of our outstanding shares of common stock (who also holds immediately exercisable warrants to purchase an additional 4% of our outstanding shares), requesting that they resign from the Board of Directors (the “Khidasheli Letter”).  The Board of Directors held a meeting on June 29, 2009 to discuss the Khidasheli Letter.  The Independent Directors requested Adel Karas, member of our Board of Directors and Chief Executive Officer, Chief Financial Officer and Secretary, to ascertain from Mr. Khidasheli whether the Khidasheli Letter represents the will of our stockholders holding a majority of the outstanding shares of our common stock and to relay to Mr. Khidasheli, that if it does, the Independent Directors would resign, since such majority would have the power to remove the Independent Directors, with or without cause, under Section 3.5 of our Bylaws. Otherwise, as required by Article XII of our Certificate of Incorporation, such stockholders would have to call a special meeting of our stockholders, and go through the time consuming and costly SEC proxy process to exercise their removal right.  On August 3, 2009, the Independent Directors received an email correspondence from Mr. Khidasheli’s legal counsel, which included copies of proxies from holders of 45.2% of our outstanding shares of common stock (who also hold immediately exercisable warrants to purchase an additional 8% of our outstanding shares) appointing Mr. Khidasheli as their proxy agent to remove the Independent Directors and to elect two new directors to our Board of Directors.  Barring unforeseen circumstances, it is expected that the Independent Directors will resign after consultation and review of this situation by their legal counsel.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits

  (a)   Exhibits

10.192	Form of Subscription Agreement between the Company and Carolina Lipascu, dated as of May 1, 2009, between the Company and Carolina Lipascu.
31.1	Certification of Chief Executive Officer and Principal Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: August 7, 2009	By:	/s/ Adel Karas
Adel Karas President, Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary