Form 10-K/A
period 2008-12-31
CALYPTE BIOMEDICAL CORP
filed 2009-08-20
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 ON FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 27, 2009 (the "Original Filing"), only amends and restates Item 9A of Part II of the Original Filing to include our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of the end of the period covered by the Original Filing.  No other information in the Original Filing is amended hereby.  The foregoing item has not been updated to reflect other events occurring after the initial Original Filing or to modify or update disclosures affected by subsequent events.  In addition, the exhibit list in Item 15 of Part IV has not been updated except to reflect that an updated consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Amendment No. 1 as Exhibits 23.1, 31.1 and 32.1.

While the remainder of the Original Filing is unchanged, this Amendment No. 1 is an amendment and restatement of the Original Filing in its entirety in order to provide a complete presentation.

Except as stated herein, this Amendment No. 1 does not reflect events occurring after the date of the filing of the Original Filing.

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

Aware TMHIV 1/2 Rapid Tests

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

AwareTM MessengerTMSampling Device

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

(2)           Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the December 31, 2008. Based on this assessment, our management concluded that our internal control over financial reporting is not effective as of December 31, 2008. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

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

Date: August 19, 2009

POWER OF ATTORNEY

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Adel Karas Adel Karas	President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary, Director	August 19, 2009

/s/ John J. DiPietro John J. DiPietro	Director	August 19, 2009

/s/ Paul Freiman Paul Freiman	Director	August 19, 2009

/s/ Julius R. Krevans, M.D. Julius R. Krevans, M.D.	Director	August 19, 2009

S-1