Form 10-Q
period 2009-06-30
CALYPTE BIOMEDICAL CORP
filed 2009-10-08
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or fur such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

The registrant had 461,355,457 shares of common stock outstanding as of October 7, 2009.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$140	$196
Accounts receivable, net of allowance of $1 at June 30, 2009 and December 31, 2008	132	46
Inventory	329	407
Prepaid expenses	105	223
Other current assets	5	-

Total current assets	711	872

Property and equipment, net of accumulated depreciation of $957 and $841 at June 30, 2009
and December 31, 2008, respectively	2,920	3,032
Intangible assets, net of accumulated amortization of $763 and $654 at June 30, 2009
and December 31, 2008, respectively	2,171	2,280
Other assets	201	213

Total assets	$6,003	$6,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,994	$2,995
Advances from related parties	2,259	2,256
8% Convertible notes payable, net of discount of $0 and $401 at June 30, 2009
and December 31, 2008, respectively	5,968	5,333
7% Notes payable to a related party, including accrued interest of $888 and $740, net of discount of
$0 and $225, at June 30, 2009 and December 31, 2008, respectively	5,088	4,715
12% Convertible debentures payable	60	60

Total current liabilities	16,369	15,359

Deferred rent obligation	29	29
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
June 30, 2009 and December 31, 2008; 100,000 shares issued and outstanding at June 30, 2009 and December 31, 2008; aggregate redemption and liquidation value of $1,000 plus
cumulative dividends	3,356	3,296

Total liabilities	19,754	18,684

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at June 30, 2009 and
December 31, 2008; 454,355,457 and 439,354,624 shares issued and outstanding as of
June 30, 2009 and December 31, 2008, respectively	13,631	13,181
Additional paid–in capital	159,810	159,654
Other comprehensive income	120	119
Accumulated deficit	(187,066)	(185,090)

Total Calypte Biomedical Corporation stockholders’ deficit	(13,505)	(12,136)

Noncontrolling interests in consolidated entities	(246)	(151)

Total stockholders’ deficit	(13,751)	(12,287)

Total liabilities and stockholders’ deficit	$6,003	$6,397

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Product sales	$202	$95	$378	$283

Operating costs and expenses:
Cost of product sales	109	64	184	263
Research and development expenses	2	383	45	747
Selling, general and administrative expenses (non-cash of $36 and $156 for the three and six months ended June 30, 2009, respectively, and non-cash of $1,266 and $1,397 for the three and six months ended
June 30, 2008 respectively)	575	2,501	1,330	3,778

Total operating expenses	686	2,948	1,559	4,788

Loss from operations	(484)	(2,853)	(1,181)	(4,505)

Interest income (expense), net (non-cash expense of $378 and $924 for the three and six months ended June 30, 2009, respectively,
and non-cash expense of ($534) and ($899) for the three and six
months ended June 30, 2008, respectively)	(456)	(607)	(1,076)	(1,048)

Other income, net	111	-	186	-

Loss before income taxes	(829)	(3,460)	(2,071)	(5,553)

Provision for income taxes	-	-	-	-

Net loss	(829)	(3,460)	(2,071)	(5,553)

Deemed dividend attributable to modification of warrants issued in
March 2007 Private Placement	(1)	(2,941)	(1)	(2,941)

Net loss applicable to common stockholders	(830)	(6,401)	(2,072)	(8,494)

Less: Loss attributed to noncontrolling interests in consolidated entities	31	123	95	240

Net loss attributed to Calypte Biomedical Corporation	$(799)	$(6,278)	$(1,977)	$(8,254)

Other comprehensive earnings:

Net loss	(830)	(6,401)	(2,072)	(8,494)

Gain on foreign currency translation	1	10	1	25

Comprehensive loss	(829)	(6,391)	(2,071)	(8,469)

Comprehensive loss attributed to noncontrolling interests in consolidated entities	(30)	(118)	(94)	(228)

Comprehensive loss attributed to Calypte Biomedical Corporation	$(799)	$(6,273)	$(1,977)	$(8,241)

Net loss per share (basic and diluted)	$(0.002)	$(0.017)	$(0.004)	$(0.022)

Weighted average shares used to compute net loss per share
(basic and diluted)	444,299	380,332	441,840	372,136

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,977)	$(5,313)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	227	227
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts
and deferred debt issuance and other offering costs	626	686
Non-cash severance expense related to modifications of Series A Warrants
and Series B Warrants issued in March 2007 Private Placement	-	350
Dividends on mandatorily redeemable Series A preferred stock	60	60
Anti-dilution obligation and note derivative liability	-	(32)
Stock-based employee compensation expense	156	906
Fair market value of common stock, warrants, and options granted for services	1	205
Loss attributed to noncontrolling interest in consolidated entities	(95)	(240)
Changes in operating assets and liabilities:
Accounts receivable	(85)	(31)
Inventory	78	19
Prepaid expenses and other current assets	126	128
Accounts payable, accrued expenses and other current liabilities	281	563

Net cash used in operating activities	(602)	(2,472)

Cash flows from investing activities:
Purchases of equipment	-	(14)

Net cash used in investing activities	-	(14)

Cash flows from financing activities:
Proceeds from sale of stock	450	2,010
Expenses related to sales of stock	-	(44)
Investment in consolidated entities by noncontrolling interest	-	93
Proceeds from shareholder advance	100	-

Net cash provided by financing activities	550	2,059

Net increase (decrease) in cash and cash equivalents	(52)	(427)

Effect of foreign currency exchange rates on cash	(4)	(4)

Cash and cash equivalents at beginning of period	196	776

Cash and cash equivalents at end of period	$140	$345

 See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
 (in thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008

Supplemental disclosure of cash flow activities:
Cash paid for interest	$153	$150

Supplemental disclosure of noncash activities:
Conversion of accrued interest into notes payable	234	217
Common stock issued for fees and expenses under Purchase Agreement
with Fusion Capital	-	372

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(1)	The Company

Calypte Biomedical Corporation develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection.  We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering.  Since September 8, 2006, our common stock has traded on the OTC Bulletin Board under the symbol “CBMC.”  During the third quarter of 2007, we combined our research and development operations and our administrative offices in a facility in Portland, Oregon that also includes space for manufacturing operations.  Prior to that, our administrative offices were located in Lake Oswego, Oregon, a suburb of Portland, near where our research and development operations were located.  Through our 51%-owned joint ventures, we have manufacturing and marketing operations in Beijing, China.

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

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”).  Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter market.  We have completed field trials or product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test.  In our studies, this test has averaged 99.7% accuracy.  We have obtained regulatory approvals in a number of key countries in Africa, Southeast Asia, the Middle East, Russia, India and China, and we expect to expand our market reach on a steady basis.

In the fourth quarter of 2004, through an arrangement with the U.S. Centers for Disease Control and Prevention (the “CDC”), we introduced an HIV-1 BED Incidence EIA test (the “BED Incidence Test”) that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission is occurring most recently.

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China.  The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 17% of our outstanding stock.  Through June 30, 2009, the operations of Beijing Calypte have been primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”).  We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr, which owns the remaining 49% interest in Beijing Marr.  In 2008, Beijing Marr obtained the necessary governmental approvals to manufacture, market, distribute and sell our Aware™ HIV-1/2 OMT test and has begun to manufacture and market the test. The Beijing Marr manufacturing facility is qualified under ISO 13485:2003 standards.  This facility has the capability to manufacture our products for sale in China and for export to other countries.  Obtaining these governmental approvals opened the door to sales in China, as well as sales in countries that only permit import of products that have governmental approval in the country of manufacture.

The accompanying condensed consolidated financial statements reflect our consolidated operations and ownership interests in Beijing Calypte and in Beijing Marr.

During the second quarter of 2009, we have continued our focus on restructuring our operations and debt and securing financing from investors.  We have set up a research and development staff of two persons and started working with our contract manufacturers on producing new batches of our AwareTMHIV-1/2 rapid tests and our AwareTMBED Incidence kits.  Our sales efforts, which have been significantly scaled back, are now being focused on a few specific countries in Africa, Middle East and the Caribbean.

During the second quarter of 2009, we incurred a net loss of $.8 million.  At June 30, 2009, we had a working capital deficit of $15.7 million and our stockholders’ deficit was $13.8 million.  Our cash balance at June 30, 2009 was $0.1 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2009.

As discussed in Note 5, a total of $11 million was payable under our 8% Convertible Notes and related Interest Notes and 7% Promissory Notes on April 3, 2009.  We are in default under these notes and are currently discussing termination, reduction or restructuring of these debt obligations with each of the secured creditors.  There can be no assurance that acceptable terms, or any terms, will be reached between us and any of the creditors.  These defaults, coupled with our significant working capital deficit and limited cash resources, place a high degree of doubt on our ability to continue our operations.

On May 1, 2009, we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lipascu, an individual, pursuant to which Ms. Lipascu agreed to purchase 5,000,000 shares of our common stock, par value $0.03 at a purchase price of $0.03 per share (the “Shares”), for a total purchase price of $150,000, in a private placement transaction pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The Subscription Agreement contains customary representations and warranties by Ms. Lipascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lipascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act. On May 5, 2009, the Company received the $150,000 cash purchase price for the Shares from Ms. Lipascu and subsequently issued the Shares to her. We used the proceeds of the private placement for general working capital purposes.

On June 9, 2009 and July 21, 2009, Ms. Lipascu invested $100,000 and $110,000, respectively (see Note 10), in anticipation of entering into a subscription agreement similar to the Subscription Agreement.  We are using the proceeds of these investments for general working capital purposes.

Further, given the current market price of our common stock, any financing transaction that we undertake will likely be highly dilutive to our stockholder and would require an amendment to our certificate of incorporation to increase our authorized shares. We do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there is no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.  Our failure to obtain additional financing or to resolve the existing defaults with respect to the 7% Promissory Notes and the 8% Convertible Notes will likely cause us to seek bankruptcy protection, which would significantly reduce or eliminate the value of our outstanding common stock and would have a material adverse affect on our business and on our ability to continue our operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of June 30, 2009 and the consolidated results of our operations and our consolidated cash flows for the three and six month periods ended June 30, 2009 and 2008.  The accompanying condensed consolidated balance sheet at December 31, 2008 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2008 included in our Form 10-K filed with the SEC on April 27, 2009.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted pursuant to the rules and regulations of the SEC.  The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

AwareTM BEDTM HIV-1 Incidence Test	$186	$69	$305	$221
AwareTM Rapid HIV diagnostic tests	14	25	64	61
All other	2	1	9	1

Revenue from product sales	$202	$95	$378	$283

Sales to international customers accounted for approximately 86% and 51% of our revenues in the second quarter of 2009 and 2008, respectively.  Four customers accounted for approximately 63% of our second quarter 2009 revenue.  A New York research institution and the Nigerian and Chinese Centers for Disease Control and Prevention (the “CDC”) purchased our AwareTMBED Incidence tests representing 9%, 16% and 30%, respectively, of our second quarter 2009 revenue. Our South African distributor purchased both our AwareTM BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 9% of our second quarter 2009 revenue.  Three customers accounted for approximately 71% of our second quarter 2008 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our second quarter 2008 revenue. A domestic educational institution and a domestic association of public health laboratories purchased BED Incidence Tests representing 24% and 20%, respectively, of second quarter 2008 revenues for use in their international research projects.

International sales accounted for approximately 71% and 68% of our revenues for the six months ended June 30 of 2009 and 2008, respectively. Five customers accounted for approximately 60% of our revenue for the six months ended June 30, 2009.  A New York research institution and the CDC in Nigeria and China purchased BED Incidence tests representing 15%, 8% and 16% of our revenue for the six months ended June 30, 2009, respectively.   Our South African distributor purchased both our AwareTMBED Incidence Tests and our AwareTMHIV-1/2 oral fluid rapid tests representing 12% of our revenue for the six months ended June 30, 2009.  Our Indian distributor purchased our AwareTMHIV-1/2 oral fluid rapid tests representing 8% of our revenue for the six months ended June 30, 2009.  Three customers accounted for approximately 53% of our revenue for the six months ended June 30, 2008. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 21% of our revenue for the six months ended June 30, 2008. The Chinese CDC purchased AwareTM BED Incidence Tests representing 18% of our revenue for the six months period ended June 30, 2008. The New York State Department of Health purchased AwareTM BED Incidence Tests representing 14% of our revenue for the six months period ended June 30, 2008.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 120,044,671 shares and 225,721,223 shares were excluded from the computation of loss per share for the three and six month periods ended June 30, 2009 and 2008, respectively, as their effect are anti-dilutive.  The computation of loss per share also excludes 19,894,291 shares and 58,688,246 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and 7% Notes issued under the 2005 Marr Credit Facility, between us and Marr Technologies BV (“Marr”), our largest stockholder, for the three and six month periods ended June 30, 2009 and 2008, respectively, as their effect is also anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the second quarter 2009 presentation of no controlling interests as a result of adopting SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. As we believe that our accounting practices are consistent with the Codification, we do not believe that the adoption of SFAS No. 168 will have a material effect on our financial position, results of operations or cash flows.

Adoption of New Accounting Pronouncements

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.   EITF 07-05 was effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 on the first day of our fiscal year 2009 and determined that no balance sheet reclassifications were necessary at June 30, 2009.

On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, which introduces changes in the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.   In accordance with the requirements of SFAS 160, we have provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations and comprehensive loss for all periods presented. There were no changes in our ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The adoption of this FSP effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of this FSP effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events). In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

(3)	Inventory

Inventory as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$284	$241
Work-in-process	9	14
Finished goods	36	152

Total inventory	$329	$407

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(4)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Trade accounts payable	$1,300	$1,499
Accrued royalties	112	92
Accrued salary and vacation pay	35	34
Customer prepayments on purchases	12	10
Shareholder advance	100	-
Accrued interest	137	101
Accrued audit, legal and consulting expenses	323	247
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	265	206
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing operation	350	349
Other	130	227

Total accounts payable and accrued expenses	$2,994	$2,995

(5)	Notes and Debentures Payable

The following table summarizes note and debenture activity for the six months ended June 30, 2009 (in thousands):

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/08	Additions	to Equity	Repayments	6/30/09	6/30/09	6/30/09

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	108	-	-	-	108
April 3, 2008 Interest	110	-	-	-	110
July 3, 2008 Interest	111	-	-	-	111
October 3, 2008 Interest	115	-	-	-	115
January 3, 2009 Interest		117			117
April 3, 2009 Interest		117			117

Total 8% Secured Convertible Notes	$5,734	$234	$-	$-	$5,968	$-	$5,968

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$-	$4,200

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

8% Secured Convertible Notes

On April 4, 2005, we concluded a private placement to five institutional investors of $8,000,000 of Secured 8% Convertible Notes originally due April 3, 2007 (the “Convertible Notes”) and subsequently extended to April 3, 2009.  The Convertible Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing additional Convertible Notes maturing on April 3, 2009 (the “Interest Notes”).  From July 4, 2005 through April 3, 2009 we issued Interest Notes in an aggregate face amount of $1,962,000 in payment of quarterly interest.

As of January 3, 2009, we issued additional Interest Notes aggregating approximately $117,000 in payment of quarterly interest on the then-outstanding $5.7 million principal balance of the Convertible Notes and Interest Notes. As of April 3, 2009, we issued additional Interest Notes aggregating approximately $117,000 in payment of quarterly interest on the then-outstanding $5.8 million outstanding principal balance of the Convertible Notes and the Interest Notes.

As of June 30, 2009, we have not repaid the aggregate $5,968,000 due to the three remaining Convertible Note holders, one of which is held by Marr, under the terms of our Secured 8% Convertible Promissory Notes dated April 4, 2005.  Additionally, we have not repaid the aggregate of $5,088,000 of the 7% Promissory Notes due under the 2005 Marr Credit Facility, as amended, including $888,000 of accrued interest through June 30, 2009.  Consequently, we are in default under the Convertible Notes, and related Interest Notes, and the Marr Credit Facility.

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

In light of our existing operations and financial challenges, we are exploring strategic and financing options in conjunction with our ongoing discussions with these secured creditors to terminate, reduce or restructure our debt obligations.  Failure to obtain additional financing and to resolve the existing defaults with respect to the Credit Facility and the Convertible Notes will likely cause us to seek bankruptcy protection, which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity.

Interest Expense

The table below summarizes the components of interest expense for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Interest expense on debt instruments paid or payable in cash	$(79)	$(74)	$(153)	$(150)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(121)	(112)	(238)	(221)
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and
Marr Credit Facility notes	(227)	(392)	(626)	(650)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	-	-	-	32
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)	(60)	(60)

Total non-cash items	(378)	(534)	(924)	(899)

Total interest expense	$(457)	$(608)	$(1,077)	$(1,049)

Interest income	1	1	1	1

Net interest income (expense)	$(456)	$(607)	$(1,076)	$(1,048)

(6)	Stockholders’ Deficit

Warrants, options and stock grants

At June 30, 2009, we had warrants outstanding to purchase an aggregate of  95,937,300 shares of our common stock at a weighted average price of $0.117 per share, as summarized in the following table:
		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Warrant issued in connection with August 2008 Private Placement	1,000,000	$0.080	August 20, 2010
Warrant issued in connection with September 2008 Private Placement	1,000,000	$0.060	September 19, 2010
Series A warrants issued in connection with March 2007 Private Placement	7,948,201	$0.080	June 28, 2010
Series B warrants issued in connection with March 2007 Private Placement	56,059,012	$0.110	September 28, 2009, except 4,135,935 on September 28, 2010
Warrants issued in connection with February 2007 Private Placement	2,500,001	$0.077	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February 2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Private Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrants issued to investors in connection with the 2004 PIPEs, including warrants issued to placement agents	2,490,300	$0.453	July 9, 2009
Anti-dilution warrants issued to investors in the 2004 PIPEs	273,176	$0.325	July 9, 2009
Warrant issued for investment banking services	500,000	$0.085	October 31, 2011

	95,937,300	$0.117

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

At June 30, 2009, we have recognized approximately $35,000 and $2,000 of non-cash research and development and selling, general and administrative expenses, respectively, attributable to these options.

(7)	Share Based Payments

We maintain stock compensation plans for our employees and directors, which are described in Note 12, Share Based Payments, in the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K filed with the SEC on April 27, 2009.  We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006.  SFAS 123R requires that we recognize the fair value of stock compensation, including stock options, in our statement of operations.  We recognize the stock compensation expense over the requisite service period of the individual grantees, which is generally the same as the vesting period of the grant.  All of our stock compensation is accounted for as an equity instrument.

We did not grant any options to employees or members of our Board of Directors during the second quarter of 2009.   Under the provisions of SFAS 123R, we have recorded approximately $156,000 of stock based employee compensation expense in our condensed consolidated statement of operations for the six months ended June 30, 2009 attributable to the employee options granted during the second quarter of 2008 and to options granted to non-employee members of our Board of Directors in the fourth quarter of 2007.  Of the total expense, $172,000 has been recorded as selling, general and administrative expense, ($22,000) as research and development expense and $6,000 as cost of product sales expense.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2008 through June 30, 2009:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2008	34,096,583	$0.145	4.34	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(9,989,212)	$0.158

Options outstanding at June 30, 2009	24,107,371	$0.139	6.10	$0

Options vested and exercisable at December 31, 2008	30,596,583	$0.145	3.81	$0

Options vested and exercisable at June 30, 2009	20,857,371	$0.144	5.73	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At June 30, 2009, the market price of our stock was $0.009 per share, and none of our options were in-the-money.  No options were exercised in the six month period ending June 30, 2009.

The following table summarizes information about stock options outstanding under all of our option plans at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.03	500,000	7.59	$0.030	500,000	$0.030
$0.065	6,500,000	2.76	$0.065	6,250,000	$0.065
$0.11	14,308,402	8.41	$0.110	11,308,402	$0.110
$0.13 to $.35	2,784,360	1.73	$0.255	2,784,360	$0.255
$5.70 to $8.40	7,800	2.49	$6.092	7,800	$6.092
$35.63	1,233	1.51	$35.630	1,233	$35.630
$61.88	1,667	0.81	$61.880	1,667	$61.880
$71.25	167	0.88	$71.250	167	$71.250
$73.13	408	0.95	$73.130	408	$73.130
$120.00	3,334	0.80	$120.000	3,334	$120.000

	24,107,371	6.10	$0.139	20,857,371	$0.144

At June 30, 2009, the expected compensation cost of options outstanding but not yet vested was approximately $384,000.  We expect to recognize this cost over a weighted average period of approximately 6 months.  We did not record any income tax benefits for stock-based compensation arrangements for the six month periods ended June 30, 2009 and 2008, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(8)	Related Party Transactions

At June 30, 2009, Marr held an aggregate of $3,825,000 of our 8% Secured Convertible Notes plus $74,000 in accrued interest and $4,200,000 under the Marr Credit Facility, plus $888,000 of related accrued interest.  Additionally, Marr holds approximately 17% of our outstanding common stock.

On or around May 15, 2009, we amended the warrant originally issued to David Khidasheli on March 27, 2007, and amended on June 11, 2008, to lower the exercise price from $0.05 per share to $0.03, as an inducement to Mr. Khidasheli to treat the $300,025 he advanced to us in the first quarter of 2009 as an exercise of the warrant.  As a result of this exercise, Mr. Khidasheli was issued 10,000,833 shares of our common stock. We have recognized a deemed dividend of $1,000 in our Condensed Consolidated Statement of Operations attributable to the incremental fair value resulting from reducing the exercise price and extending the expiration of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

	Pre-modification	Post-modification

Number of Shares	10,000,833	10,000,833
Exercise Price	0.05	0.03
Terms (years)	0.12	0.12
Volatility	227.77%	227.77%
Interest Rate	0.11%	0.11%
Expected Dividend Rate	0.00%	0.00%

Option value per share	0.0001	0.0002

(9)	Contingencies

On August 12, 2009, the Beijing Chaoyang District, China, Labor Dispute Arbitration Commission (the “Arbitration Commission”) awarded David K. Harris, former Chief Executive Officer of Beijing Marr, a judgment of RMB 1,591,529.6 (US$233,704) against Beijing Marr for unpaid salary owed to him during the term of his employment and for severance under the terms of his terminated employment agreement.  The Arbitration Commission rejected Beijing Marr’s counterclaim against Mr. Harris.  On August 24, 2009, Mr. Harris filed an appeal of the judgment with the Beijing Chaoyang District Court. On August 27, 2009, Beijing Marr also filed an appeal of the judgment with the Beijing Chaoyang District Court.

On August 25, 2009, the Arbitration Commission awarded (1) Xi Rong RMB 106,656.14 (US$15,661) and (2) Wang Yong RMB 106,800.29 (US$15,683) for Beijing Marr’s failure to execute written employment agreements with the former employees as required under the Chinese employment law.

As to each of these matters, Beijing Marr has denied liability, except for certain amounts of back salary owed to Mr. Harris, and asserted substantive defenses, primarily based on Mr. Harris’ failure to carry out his duties as Chief Executive Officer of Beijing Marr.  For this reason, Beijing Marr has appealed all the judgments.

On August 31, 2009 we filed a complaint against a former director and officer of ours, a former Chief Scientific Officer of ours, three other former employees of ours, and Sedia Bioscience Corporation, a company formed in 2009 with which said referenced individuals are believed to be associated (collectively, the “Defendants”), in the Circuit Court of the County of Multnomah in Portland, Oregon. In this matter, we are seeking (i) to enjoin Defendants from using or disclosing any of our trade secrets related to diagnostic and population incidence testing, (ii) to recover property belonging to us, and (iii) monetary damages. As of the date of this filing, neither of Defendants have yet to file an answer to the complaint nor file any motion relating to the complaint.

(10)	Subsequent Events

Capital Raises

As discussed in Note 1, on June 9, 2009 and July 21, 2009, we received $100,000 and $110,000, respectively, from Carolina Lipascu, which has been treated as two installments under a subscription agreement dated September 14, 2009 (“Subscription Agreement”), between Ms. Lipascu and us, in which she committed to invest $210,000.

On August 25, 2009, September 16, 2009 and September 30, 2009, Ms. Lipascu advanced $50,000 each, in anticipation of entering into subscription agreements similar to the Subscription Agreement. We areusingtheproceedsoftheseinvestmentsforgeneralworkingcapitalpurposes.

We have evaluated all other subsequent events through October 7, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the second quarter of 2009, we continued to focus on restructuring our operations and debt.  Our ability to obtain a small stream of funding through private placements of common stock has enabled us to continue rebuilding our operations. However, we do not have any definitive agreements for continued funding, and there is no assurance that any such continued funding will be available to us on acceptable terms, or at all.  If such additional funding is not available to us when required or is not available to us on acceptable terms, our liquidity and financial condition will be adversely affected and we will likely be unable to continue our operations.

In the event we continue to receive funding, we will continue our limited marketing and sales efforts.  Such efforts will continue to be concentrated in Africa, the Middle East, Asia, India and the Caribbean.  Our marketing efforts and sales to date have primarily been in the professional market, but we intend to expand our marketing efforts to the over-the-counter market too.  We continue to work with our distributors, local agencies and governmental bodies in South Africa, Kenya and Uganda to increase our sales in those countries.  We continue to make progress with new Non-Governmental Organizations (“NGOs”) in Africa as well.  We continue to make progress in our efforts to establish distributorships in the Caribbean and the United Arab Emirates.

In the second quarter of 2009, we shipped all our remaining inventory of AwareTMHIV-1/2 Rapid Test and AwareTMBED Incidence Test to customers.  Our newly hired research and development team, which is comprised of a scientist and a laboratory technician, has started working with our manufacturing contractors to restart production of both these products.  We have a backlog of orders for both these products.

At June 30, 2009, we had $11,056,000 in outstanding secured debt, including accrued interest, which became due and payable on April 3, 2009, in addition to approximately $5.3 million in other current liabilities.  At June 30, 2009, we had a cash balance of $0.1 million.

Beijing Marr

Since receiving approval from the State Food and Drug Administration of China (“SFDA”) in April 2008to market and sell our AwareTM HIV-1/2 OMT rapid test in China, Beijing Marr has sold over 7,000 tests, including 2,000 for distribution in Hong Kong, through its exclusive distributor, DiagnosticBio. Beijing Marr has sold tests to the Chinese police, NGOs, medical institutions and small distributors.

In order to resume industrial production of tests in its facility, Beijing Marr will need to test and calibrate some equipment and do some repair work to the building, in addition to hiring more staff capable of manufacturing the tests.  Due to the lack of funding, Beijing Marr is not able to do this at this time. Without additional funding, Beijing Marr will not be able to produce additional tests to meet demand, once it has sold its existing inventory.  This would have a material adverse affect on our and Beijing Marr’s business and on our and its ability to continue operations.

In March 2009, Beijing Marr filed an application with the SFDA to market AwareTM HIV-1/2 OTC (a single use version sold over-the-counter).  Beijing Marr has received preliminary communication from the SFDA that this application may be rejected due to an incompatibility between the swab and the test.  Beijing Marr, working with an agent, has submitted additional supporting materials and an anticipatory appeal of this outcome.  We expect the SFDA to review these documents in the fourth quarter of 2009.  There can be no assurance that the SFDA will rule in our favor or that we will eventually get approval to market this product. While this occurrence has impeded Beijing Marr’s negotiations with a potential distributor for sales of AwareTM HIV 1/2 Oral in China, it will not impede marketing efforts underway in Hong Kong and Macau, through Diagnostic Bio, Beijing Marr’s exclusive distributor in those territories since July 2009.

In September 2008, Beijing Marr terminated the employment of its former chief executive officer for cause under his employment agreement based on misconduct, incompetence and failure to adequately perform the duties of chief executive officer under his employment agreement and relevant Chinese law.  The former chief executive officer had  intentionally failed to enter into written employment contracts with the employees of Beijing Marr as required by Chinese labor laws.  Moreover, he intentionally failed to pay wages and other obligations when due, and generally was physically absent from work for extended periods of time.  This caused major setbacks for Beijing Marr in the development of its business, in terms of losing employees, not developing a market for our products and ultimately causing lawsuits with the former chief executive officer, two other former employees and some creditors and diverting scarce resources to the defense of these claims.  Since September 2008, Beijing Marr has a new chief executive officer who has been engaging in turn–around efforts.  His efforts have included causing Beijing Marr to comply with Chinese laws, restructuring the corporation to focus on marketing and sales of products and lowering costs.

Beijing Marr is suffering from our inability to adequately fund its operations due to our lack of funding. Beijing Marr is exploring funding alternatives from other potential investors.  However, there can be no assurance that such funding will be available on acceptable terms, or at all.  If Beijing Marr is unable to secure additional funding soon, it will be in significant financial jeopardy, will likely be unable to continue its operations and may have to seek bankruptcy protection under Chinese law, which would have a material adverse affect on its and our business and on its and our ability to continue operations.

Outlook

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
-     Develop a larger international market presence.

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

We continue to run the substantial risk that we will not be able to carry out this business plan because of liquidity and capital resource obstacles.  Our cash resources are insufficient to continue our operations through the near-term or to pay our debt and, given the current market price of our common stock, any financing transaction that we undertake to continue our operations and pay our debt will likely be highly dilutive to our stockholder and would require an amendment to our certificate of incorporation to increase our authorized shares.  Moreover, our stock price is below its par value, which may make it difficult to raise capital through the issuance of equity securities.  Additionally, the magnitude of our debt makes it highly unlikely that we will be able to raise additional capital.  We do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there is no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we will be unable to continue our operations.

Financial Considerations

Our consolidated operating cash burn rate for the first six months of 2009 was approximately $603,000 compared to $2,472,000 in the first six months of 2008.  Our focus in this quarter was keeping a minimal level of operations so that we could continue shipping existing inventory of products, while we looked for options to fund the company.

During the first six months of 2009, we incurred a net loss of $2 million.  At June 30, 2009, we had a working capital deficit of $15.7 million, including $11.1 million of 8% convertible notes and 7% notes payable to a related party, including accrued interest, all of which was due on April 3, 2009, and our stockholders’ deficit was $13.8 million.  Based upon our financial condition at December 31, 2008, as well as our recurring losses and our negative cash flows from operations, our independent accountants issued an opinion on our December 31, 2008 financial statements citing substantial doubt about our ability to continue our business operations as a going concern.  Our cash balance at June 30, 2009 was $0.1 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2009. We will need to raise additional capital to fund our operations in the near term.

We currently have 800,000,000 shares of common stock authorized, of which approximately 672,500,000 shares are issued and outstanding or are reserved for issuance under current financing arrangements and our incentive plans.  If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions.  At the current market price of our common stock, we do not have sufficient authorized common stock to raise more than a few hundred thousand dollars, which is not sufficient to permit us to execute our business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, impairment of long-lived assets, intangible assets, income taxes, restructuring costs, derivative and anti-dilution liabilities and contingencies and litigation.  We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Consistent with our policy on impairment of long-lived assets, given the June 30, 2009 operating loss and cash flow loss, the carrying values of Calypte and Beijing-Marr long-lived assets were compared against the undiscounted cash flows of the two entities over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels.  We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008 have not changed materially since year-end.

Adoption of New Accounting Pronouncements

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.   EITF 07-05 was effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 on the first day of our fiscal year 2009 and determined that no balance sheet reclassifications were necessary at June 30, 2009.

On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, which introduces changes in the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.   In accordance with the requirements of SFAS 160, we have provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations and comprehensive loss for all periods presented. There were no changes in our ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of this FSP effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of this FSP effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events). In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total revenues	$202	$95	$378	$283
Cost of product sales	109	64	184	263

Gross Margin	93	31	194	20

Operating expenses:
Research and development	2	383	45	747
Selling, general and administrative	575	2,501	1,330	3,778

Total operating expenses	577	2,884	1,375	4,525

Loss from operations	(484)	(2,853)	(1,181)	(4,505)

Interest expense, net	(456)	(607)	(1,076)	(1,048)
Other income, net	111	-	186	-

Net loss before income taxes	$(829)	$(3,460)	$(2,071)	$(5,553)

Less: Loss attributed to noncontrolling interests in consolidated entities	31	123	95	240

Less: Deemed dividend attributable to modifications of warrants	(1)	(2,941)	(1)	(2,941)

Net loss attributed to Calypte Biomedical Corporation	$(799)	$(6,278)	$(1,977)	$(8,254)

Quarter ended June 30, 2009 and 2008

Our revenue for the second quarter of 2009 totaled $202,000 compared with $95,000 for the second quarter of 2008, an increase of $107,000, or 113%.  Sales of our AwareTMBED Incidence Test accounted for 92% of our sales in the second quarter of 2009, compared with 73% in the second quarter of 2008.  Revenue from the sales of the AwareTMBED Incidence Test increased by 170% in 2009 compared with 2008.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 7% and 27% of our sales in the second quarter of 2009 and 2008, respectively.  Second quarter 2009 revenues from the sale of our rapid tests decreased by 46% compared with rapid test revenues in the second quarter of 2008.  Sales of our AwareTMHIV-1/2 rapid tests are also irregular during this commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world.

Four customers accounted for approximately 63% of our second quarter 2009 revenue.  A New York research institution and the Nigerian and Chinese Centers for Disease Control and Prevention purchased AwareTMBED Incidence tests representing 9%, 16% and 30%, respectively, of our second quarter 2009 revenue.  Our South African distributor purchased both AwareTMBED Incidence Tests and our AwareTMHIV-1/2 oral fluid rapid tests representing 8% of our second quarter 2009 revenue.  Three customers accounted for approximately 71% of our second quarter 2008 revenue. Our South African distributor purchased both AwareTM BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our second quarter 2008 revenue. A domestic educational institution and a domestic association of public health laboratories purchased AwareTM BED Incidence Tests representing 24% and 20%, respectively, of second quarter 2008 revenues for use in their international research projects.

We reported gross margins of 46% and 33% of sales in the second quarter of 2009 and 2008, respectively. The margins we reported in both 2009 and 2008, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.

Given our financial condition we have eliminated most of our research and development costs, which decreased by $381,000, or 99%, from $383,000 in the second quarter of 2008 to $2,000 in the second quarter of 2009.  Research and development costs consists of salary and benefits as well as consulting and legal expenses.

Selling, general and administrative costs decreased by $1,926,000, or 77%, from $2,501,000 in the second quarter of 2008 to $575,000 in the second quarter of 2009.  The primary components of the net decrease include the following:

·	a decrease of $371,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in the fourth quarter of 2008;
·	a decrease of approximately $223,000 in marketing and administrative consultant expenses as well as redundant consulting and legal expenses relating to public company compliance issues;
·
a decrease of $775,000attributable to non-cash stock based employee compensation expense primarily related to the fair value of April 2008 option grants to employees and November 2007 option grants to members of our Board of Directors;

·
a decrease of $400,000 resulting from non-cash charges recorded in the second quarter of 2008 related to the modification of warrants as part of a severance agreement and a stock grant due to a management change;

Our loss from operations for the second quarter of 2009, at $484,000, reflects a reduction of 83% compared with the loss of $2,853,000 reported for the second quarter of 2008.

We recorded net interest expense of $456,000 for the second quarter of 2009 compared with $607,000 of net interest expense in the second quarter of 2008.  The decreased expense in 2009 relates to amortization of discounts and derivative obligations associated with the March 2007 extension of the maturity of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009, which were amortized over the period from March 2007 through April 2009.

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Quarter ended June 30,		Decrease
	2009	2008	Expense

Interest expense on debt instruments paid or payable in cash	$(79)	$(74)	$(5)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(121)	(112)	(9)
Amortization of discounts associated with extension of 8%
convertible notes and Marr Credit Facility notes	(227)	(392)	165
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)	-

Total non-cash items	(378)	(534)	156

Total interest income (expense)	(457)	(608)	151

Interest income	1	1	-

Net interest income (expense)	$(456)	$(607)	$151

Six Months Ended June 30, 2009 and 2008

Our revenue for the six month period ended June 30, 2009 totaled $378,000 compared with $283,000 for the six month period ended June 30, 2008, an increase of $95,000, or 34%. Sales of our AwareTMBED Incidence Test accounted for 81% of our sales in the six month period ended June 30, 2009, compared with 74% in the six month period ended June 30, 2008. Revenue from the sales of the AwareTMBED Incidence Test increased by 38% in 2009 compared with 2008. Sales of our AwareTM HIV-1/2 rapid tests accounted for the balance of the revenue for the six months period ended June 30, 2009. Revenues for the six month period ended June 30, 2009 from the sale of our HIV-1/2 rapid tests increased5% compared with revenues in the six month period ended June 30, 2008.

Five customers accounted for approximately 60% of our revenue for the six month period ended June 30, 2009.  A New York research institution and the Nigerian and Chinese Centers for Disease Control and Prevention purchased AwareTMBED Incidence tests representing 15%, 8% and 16% of our revenue, respectively, for the six month period ended June 30, 2009.  Our South African distributor purchased both AwareTMBED Incidence Tests and our AwareTMHIV-1/2 oral fluid rapid tests representing 12% of our revenue for the six month period ended June 30, 2009.  Our Indian distributor purchased our AwareTMHIV-1/2 oral fluid rapid tests representing 8% of our six month period ended June 30, 2009 revenue.  Three customers accounted for approximately 53% of our revenue for the six month period ended June 30, 2008. Our South African distributor purchased both AwareTMBED Incidence Tests and our AwareTMHIV-1/2 oral fluid rapid tests representing 21% of our revenue for the six month period ended June 30, 2008. The Chinese CDC purchased AwareTMBED Incidence Tests representing 18% of our six month period ended June 30, 2008 revenue. The New York State Department of Health purchased AwareTMBED Incidence Tests representing 14% of our six month period ended June 30, 2008 revenue.

We reported gross margins of 51% and 7% of sales in the six month periods ended June 30, 2009 and 2008, respectively. The margins we reported in both 2009 and 2008, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

Given our financial condition we have eliminated most of our research and development and such costs decreased by $702,000, or 94%, from $747,000 in the six month period ended June 30, 2008 to $45,000 in the six month period ended June 30, 2009.  Research and development costs consists of salary and benefits as well as consulting and legal expenses.

Selling, general and administrative costs decreased by $2,448,000, or 65%, from $3,778,000 in the six month period ended June 30, 2008 to $1,330,000 in the six month period ended June 30, 2009.  The primary components of the net decrease include the following:

·	a decrease of $654,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in the fourth quarter of 2008;
·	a decrease of approximately $357,000 in marketing and administrative consultant and public company expenses;
·
a decrease of $751,000 attributable to non-cash stock based employee compensation expense primarily related to the fair value of April 2008 option grants to employees and November 2007 option grants to members of our Board of Directors;

·
a decrease of $400,000 resulting from non-cash charges recorded in the second quarter of 2008 related to the modification of warrants as part of a severance agreement and a stock grant due to a management change.

Our loss from operations for the six month period ended June 30, 2009, at $1,181,000, reflects a reduction of 74% compared with the loss of $4,505,000 reported for the six month period ended June 30, 2008.

We recorded net interest expense of $1,076,000 for the six month period ended June 30, 2009 compared with $1,048,000 of net interest expense in the six month period ended June 30, 2008.

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Six Months ended June 30,		Decrease
	2009	2008	Expense

Interest expense on debt instruments paid or payable in cash	$(153)	$(150)	$(3)
Non-cash (expense) income composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(238)	(221)	(17)
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and
Marr Credit Facility notes	(626)	(650)	24
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	-	32	(32)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(60)	(60)	-

Total non-cash items	(924)	(899)	(25)

Total interest expense	$(1,077)	$(1,049)	$(28)

Interest income	1	1	-

Net interest (expense)	$(1,076)	$(1,048)	$(28)

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business plan.  We expect to need to continue to devote substantial capital resources to running our business, negotiating with creditors for the termination, reduction or restructuring of our debt and implementing our business plan.  Based on our current forecasts and assumptions, we believe that our existing cash and cash equivalents are insufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months or to pay our debt.  Given the state of the company, we have not made any plans for capital expenditures related to manufacturing and operations.

Operating Activities

During the six months ended June 30, 2009 and 2008 we used cash of $0.6 million and $2.5 million, respectively, in our operating activities.  In the period ended June 30, 2009, the cash was used primarily for our selling, general and administrative expenses.  In the period ended June 30, 2008, the cash was used primarily to commercialize our rapid tests, as well as for our selling, general and administrative expenses.

Financing Activities

During the six months ended June 30, 2009, we generated $550,025 from financing activities compared to $2,059,000 generated from financing activities during the six months ended June 30, 2008. The funds generated from financing activities in the six months ended June 30, 2009 were primarily the result of two partial exercises of a warrant by an investor and two small private placements of common stock with one new investor.

In 2009, to date, we have been able to generate financing from these two investors.  We are working to get a longer term commitment from these investors but we do not have definitive agreements with either of them for continuing financing.

If we are unable to obtain additional financing, we will be in significant financial jeopardy and we will be unable to continue as a going concern.  Moreover, any financing we are able to secure could be on terms that are highly dilutive to our existing stockholders. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.  The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

Because of the limited level of activity in which our Chinese subsidiaries were engaged during the six months period ended June 30, 2009, there were no material adjustments required to the financial information ultimately prepared by those subsidiaries.  Nevertheless, as Beijing Marr commences anticipated manufacturing and sales activities, the absence of an adequately trained financial staff could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

We are evaluating how to remedy this situation, in consultation with our Chinese subsidiaries’ management and our joint venture partner.

Changes in Internal Control Over Financial Reporting

There has been a change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the resignation of three directors from our Board of Directors on September 10, 2009, we do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an "audit committee financial expert," as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is management's view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 12, 2009, the Beijing Chaoyang District, China, Labor Dispute Arbitration Commission (the “Beijing Labor Dispute Arbitration Commission”) awarded David K. Harris, former Chief Executive Officer of Beijing Marr, a judgment of RMB 1,591,529.6 ($233,704) against Beijing Marr, for unpaid salary owed to him during the term of his employment and for severance under the terms of his terminated employment agreement. On August 24, 2009, Mr. Harris filed an appeal of the judgment with the Beijing Chaoyang District Court. On August 27, 2009, Beijing Marr also filed an appeal of the judgment with the Beijing Chaoyang District Court.

On August 25, 2009, the Beijing Labor Dispute Arbitration Commission awarded (1) Xi Rong 106,656.14 RMB ($15,661) and (2) Wang Yong RMB 106,800.29 ($15,683) for Beijing Marr’s failure to execute written employment agreements with the former employees as required under the Chinese employment law.

As to each of these matters, Beijing Marr has denied liability, except for certain amounts of back salary owed to Mr. Harris, and asserted substantial defenses, primarily based on Mr. Harris’ failure to carry out his duties as Chief Executive Officer of Beijing Marr.  For this reason, Beijing Marr has appealed all the judgments.

On August 31, 2009 we filed a complaint against a former director and officer of ours, a former Chief Scientific Officer of ours, three other former employees of ours, and Sedia Bioscience Corporation, a company formed in 2009 with which said referenced individuals are believed to be associated (collectively, the “Defendants”) in the Circuit Court of the County of Multnomah in Portland, Oregon. In this matter, we are seeking (i) to enjoin Defendants from using or disclosing any of our trade secrets related to diagnostic and population incidence testing, (ii) to recover property belonging to us, and (iii) monetary damages. As of the date of this filing, neither of Defendants have yet to file an answer to the complaint nor file any motion relating to the complaint.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed other than as set forth below.

Risks Related to Our Financial Condition

We have commenced a review of strategic business alternatives, which may or may not result in changes to our business and our profitability.

Since the filing of our Annual Report on Form 10-K for the year ending December 31, 2008, we have engaged in a review of strategic alternatives and have begun evaluating a full range of possible directions. In connection with this evaluation, we are reviewing and, where appropriate, will adjust our business model with a view toward achieving near-term profitability. Changes in our business model may require us to incur additional restructuring expenses and other write-downs and impairment charges in the near-term. We cannot assure that the evaluation process will result in any specific transaction or outcome or that it will improve our profitability. Consideration of these options may cause us to incur additional expenses, disruption to and distractions in our business, and impact our ability to attract new business and to attract and retain key personnel.

Item 3.  Defaults Upon Senior Securities

On April 3, 2009, a total of $6 million became due and payable under our 8% Convertible Promissory Notes and related Interest Notes issued to Marr and two other lenders, and, on April 3, 2009, $5 million became due and payable under the 7% Promissory Notes issued under the 2005 Marr Credit Facility. We have not repaid these amounts to date. As of October 6, 2009, we owed $6.2 million under the 8% Convertible Promissory Notes and related Interest Notes and $5.2 million under the 7% Promissory Notes. We are currently discussing termination, reduction or restructuring of our debt obligations with each of the note holders. There can be no assurance that we will be able to reach acceptable terms or any terms with the note holders. These defaults, coupled with our significant working capital deficit and limited cash resources, place a high degree of doubt on our ability to continue our operations, and our failure to resolve these defaults would likely cause us to seek bankruptcy protection.

Item 6.  Exhibits

  (a)   Exhibits

10.194	Form of Subscription Agreement dated as of September 14, 2009, between the Company and Carolina Lipascu.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: October 8, 2009	By:	/s/ Adel Karas
Adel Karas
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)