Form 10-Q
period 2009-09-30
CALYPTE BIOMEDICAL CORP
filed 2009-12-04
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant had 461,355,457 shares of common stock outstanding as of December 4, 2009.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$99	$196
Accounts receivable, net of allowance of $34 at September 30, 2009 and $1 at December 31, 2008	20	46
Inventory	369	407
Prepaid expenses	172	223
Other current assets	15	-

Total current assets	675	872

Property and equipment, net of accumulated depreciation of $1,013 and $841 at September 30, 2009
and December 31, 2008, respectively	2,869	3,032
Intangible assets, net of accumulated amortization of $818 and $654 at September 30, 2009
and December 31, 2008, respectively	2,116	2,280
Other assets	201	213

Total assets	$5,861	$6,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,282	$2,995
Advances from related parties	2,259	2,256
8% Convertible notes payable, net of discount of $0 and $401 at September 30, 2009
and December 31, 2008, respectively	5,968	5,333
7% Notes payable to a related party, including accrued interest of $963 and $740, net of discount of
$0 and $225, at September 30, 2009 and December 31, 2008, respectively	5,163	4,715
12% Convertible debentures payable	60	60

Total current liabilities	16,732	15,359

Deferred rent obligation	29	29
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
September 30, 2009 and December 31, 2008; 100,000 shares issued and outstanding at September 30,
2009 and December 31, 2008; aggregate redemption and liquidation value of $1,000 plus
cumulative dividends	3,386	3,296

Total liabilities	20,147	18,684

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at September 30, 2009 and
December 31, 2008; 461,355,457 and 439,354,624 shares issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively	13,841	13,181
Additional paid–in capital	159,923	159,654
Other comprehensive income	121	119
Accumulated deficit	(187,879)	(185,090)

Total Calypte Biomedical Corporation stockholders’ deficit	(13,994)	(12,136)

Noncontrolling interests in consolidated entities	(292)	(151)

Total stockholders’ deficit	(14,286)	(12,287)

Total liabilities and stockholders’ deficit	$5,861	$6,397

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Product sales	$29	$117	$407	$400

Operating costs and expenses:
Cost of product sales	35	130	219	393
Research and development expenses	51	461	96	1,208
Selling, general and administrative expenses (non-cash of $113 and $269 for the three and nine months ended September 30, 2009, respectively, and non-cash of ($96) and $1,301 for the three and nine months ended
September 30, 2008 respectively)	616	1,124	1,946	4,902

Total operating expenses	702	1,715	2,261	6,503

Loss from operations	(673)	(1,598)	(1,854)	(6,103)

Interest income (expense), net (non-cash expense of ($152) and ($1,076) for the three and nine months ended September 30, 2009, respectively, and non-cash expense of ($496) and ($1,394) for the three and nine
months ended September 30, 2008, respectively)	(227)	(572)	(1,304)	(1,620)

Other income, net	41	67	227	67

Loss before income taxes	(859)	(2,103)	(2,931)	(7,656)

Provision for income taxes	-	-	-	-

Net loss	(859)	(2,103)	(2,931)	(7,656)

Deemed dividend attributable to modification of warrants	-	(8)	(1)	(3,047)

Net loss applicable to common stockholders	(859)	(2,111)	(2,932)	(10,703)

Less: Loss attributed to noncontrolling interests in consolidated entities	46	77	141	317

Net loss attributed to Calypte Biomedical Corporation	$(813)	$(2,034)	$(2,791)	$(10,386)

Other comprehensive earnings:

Net loss	(859)	(2,111)	(2,932)	(10,703)

Gain on foreign currency translation	-	(10)	1	15

Comprehensive loss	(859)	(2,121)	(2,931)	(10,688)

Comprehensive loss attributed to noncontrolling interests in consolidated entities	(46)	(82)	(141)	(310)

Comprehensive loss attributed to Calypte Biomedical Corporation	$(813)	$(2,039)	$(2,790)	$(10,378)

Net loss per share (basic and diluted)	$(0.002)	$(0.005)	$(0.006)	$(0.027)

Weighted average shares used to compute net loss per share
(basic and diluted)	455,649	411,764	446,494	385,442

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,791)	$(7,339)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	338	342
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts
and deferred debt issuance and other offering costs	626	1,037
Non-cash severance expense related to modifications of Series A Warrants
and Series B Warrants issued in March 2007 Private Placement	-	350
Dividends on mandatorily redeemable Series A preferred stock	90	90
Anti-dilution obligation and note derivative liability	-	(32)
Stock-based employee compensation expense	268	1,060
Fair market value of common stock, warrants, and options granted for services	1	216
Loss attributed to noncontrolling interest in consolidated entities	(141)	(317)
Changes in operating assets and liabilities:
Accounts receivable	26	(36)
Inventory	39	16
Prepaid expenses and other current assets	49	20
Accounts payable, accrued expenses and other current liabilities	592	537

Net cash used in operating activities	(903)	(4,056)

Cash flows from investing activities:
Purchases of equipment	(1)	(15)

Net cash used in investing activities	(1)	(15)

Cash flows from financing activities:
Proceeds from sale of stock	660	3,927
Expenses related to sales of stock	-	(44)
Investment in consolidated entities by noncontrolling interest	-	93
Proceeds from shareholder advance	150	48

Net cash provided by financing activities	810	4,024

Change in cash and cash equivalents	(94)	(47)

Effect of foreign currency exchange rates on cash	(3)	(4)

Cash and cash equivalents at beginning of period	196	776

Cash and cash equivalents at end of period	$99	$725

(continued)

 See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
 (in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008

Supplemental disclosure of cash flow activities:
Cash paid for interest	$229	$227

Supplemental disclosure of noncash activities:
Conversion of accrued interest into notes payable	234	329
Common stock issued for fees and expenses under Purchase Agreement
with Fusion Capital	-	372

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(1)	The Company

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

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1, a type of HIV (“HIV-1”), and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”).  Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and in the nascent over-the-counter market.  We have completed field trials or product evaluations of our AwareTM HIV-1/2 OMT (Oral Mucosal Transudate – oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test.  In our studies, this test has averaged 99.7% accuracy.  We have obtained regulatory approvals in a number of key countries in Africa, Southeast Asia, the Middle East, Russia, India and China, and we expect to expand our market reach on a steady basis.

In the fourth quarter of 2004, through an arrangement with the U.S. Centers for Disease Control and Prevention (the “CDC”), we introduced an HIV-1 BED Incidence EIA test (the “BED Incidence Test”) that detects HIV-1 infections that have occurred within approximately the prior 6 months and that can be used by public health agencies to identify those regions and the populations within them where HIV transmission has occurred most recently.

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China.  The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which beneficially owns approximately 16% of our outstanding stock at present.  Through September 30, 2009, the operations of Beijing Calypte have been primarily organizational and financially insignificant.

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

During the third quarter of 2009, we have continued our focus on restructuring our operations and debt and securing financing from investors.  We are continuing to make progress with our small research and development staff.  We have made significant progress in working with our contract manufacturers on producing new batches of our AwareTM HIV-1/2 rapid tests and our AwareTM BED Incidence kits.  Our scaled back sales efforts are making progress in Africa and meeting small orders from non-governmental organizations and other organizations, but significant new orders are still elusive.  We are working with a new distributor in Ethiopia to register AwareTM HIV-1/2 rapid tests in that country.

During the third quarter of 2009, we incurred a net loss of $0.9 million.  At September 30, 2009, we had a working capital deficit of $16.1 million and our stockholders’ deficit was $14.3 million.  Our cash balance at September 30, 2009 was $0.1 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2009.

As discussed in Note 5, a total of $11.4 million was payable under our 8% Convertible Notes and related Interest Notes and 7% Promissory Notes.  We have been in default under these notes since April 2009 and are currently discussing termination, reduction or restructuring of these debt obligations with each of the secured creditors.  There can be no assurance that acceptable terms, or any terms, will be reached between us and any of the creditors.  These defaults, coupled with our significant working capital deficit and limited cash resources, place a high degree of doubt on our ability to continue our operations.

On September 14, 2009, we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lipascu pursuant to which Ms. Lipascu agreed to purchase 7,000,000 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $210,000, which Ms. Lipascu had advanced to us in June and July 2009. The Shares were issued pursuant to Regulation S under the Securities Act of 1933. The Subscription Agreement contains customary representations and warranties by Ms. Lipascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lipascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act of 1933. We used the proceeds of the private placement for general working capital purposes.

On August 25, September 16, September 30 and October 26, 2009, Ms. Lipascu advanced $50,000, $50,000, $50,000 and $90,000, respectively, in anticipation of entering into a future subscription agreement. We are using the proceeds of these investments for general working capital purposes.

If we are unable to obtain additional financing, we will be in significant financial jeopardy and we will be unable to continue as a going concern.  Further, given the current market price of our common stock, any financing transaction that we undertake will likely be highly dilutive to our stockholders and would require an amendment to our certificate of incorporation to increase our authorized shares. We do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there is no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.  Our failure to obtain additional financing or to resolve the existing defaults with respect to the 7% Promissory Notes and the 8% Convertible Notes will likely cause us to seek bankruptcy protection, which would significantly reduce or eliminate the value of our outstanding common stock and would have a material adverse affect on our business and on our ability to continue our operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of September 30, 2009 and the consolidated results of our operations and our consolidated cash flows for the three and nine month periods ended September 30, 2009 and 2008.  The accompanying condensed consolidated balance sheet at December 31, 2008 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2008 included in our Form 10-K filed with the SEC on April 27, 2009.

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

Revenue Recognition

We record revenues only upon the occurrence of all of the following conditions:

●	We have received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale).
●	The purchase price has been fixed, based on the terms of the purchase order.
●
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

●
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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

AwareTM BEDTM HIV-1 Incidence Test	$1	$90	$306	$311
AwareTM Rapid HIV diagnostic tests	27	21	91	82
All other	1	6	10	7

Revenue from product sales	$29	$117	$407	$400

Sales to international customers accounted for approximately 95% and 61% of our revenues in the third quarter of 2009 and 2008, respectively.  Two customers accounted for approximately 90% of our third quarter 2009 revenue, with the Scientific Group (66%) and our China distributors (24%) both buying our Aware OMT kits.  Our BED Incidence Tests accounted for approximately 4% of our third quarter 2009 revenue, as our shipments of BED Tests occurred early in the fourth quarter.  Three customers accounted for approximately 69% of our third quarter 2008 revenue. The U.S. CDC’s contract testing lab purchased BED Incidence tests representing 32% of our third quarter 2008 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our third quarter 2008 revenue and a German research institution purchased BED Incidence Tests representing 10% of third quarter 2008 revenue.

International sales accounted for approximately 73% and 66% of our revenues for the nine months ended September 30, 2009 and 2008, respectively.  Five customers accounted for approximately 60% of our revenue for the nine months ended September 30, 2009.  A New York research institution and the CDC in Nigeria and China purchased BED Incidence tests representing 14%, 8% and 15% of our revenue, respectively, for the nine months ended September 30, 2009.   Our South African distributor purchased both our AwareTM BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 16% of our revenue for the nine months ended September 30, 2009.  Our Indian distributor purchased our AwareTM HIV-1/2 oral fluid rapid tests representing 8% of our revenue for the nine months ended September 30, 2009.  Three customers accounted for approximately 55% of our revenue for the first three quarters of 2008. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our revenue for the first three quarters of 2008.  The U.S. CDC’s contract testing lab and the Chinese CDC each purchased BED Incidence Tests that represented 20% and 12%, respectively, of our revenue for the first three quarters of 2008.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 62,925,000 shares and 216,576,154 shares were excluded from the computation of loss per share for the three and nine month periods ended September 30, 2009 and 2008, respectively, as their effect is anti-dilutive.  The computation of loss per share also excludes 19,894,291 shares and 59,739,212 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and 7% Notes issued under the 2005 Marr Credit Facility, between us and Marr Technologies BV (“Marr”), our largest stockholder, for the three and nine month periods ended September 30, 2009 and 2008, respectively, as their effect is also anti-dilutive.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the third quarter 2009 presentation of noncontrolling interests as a result of adopting SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement, as codified in FASB ASC topic 810, Consolidation (ASC 810).

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

Adoption of New Accounting Pronouncements

ASC 105
Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

ASC 815
In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05), as codified in FASB ASC topic 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (ASC 815). ASC 815 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, and was effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted ASC 815 on the first day of our fiscal year 2009 and determined that no balance sheet reclassifications were necessary.

ASC 810
On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, as codified in FASB ASC topic 810, Consolidation (ASC 810), which introduces changes in the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.   In accordance with the requirements of SFAS 160, we have provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations and comprehensive loss for all periods presented. There were no changes in our ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the nine months ended September 30, 2009.

Amendment to ASC 855
ASC 855, “Subsequent Events,” was amended and defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, the amendment requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the ﬁnancial statements were issued or the date the ﬁnancial statements were available to be issued. The amendment was effective for periods ending after June 15, 2009. The adoption of the amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 825
ASC 825, “Financial Instruments,” was amended to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This amendment also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 820 and ASC 320
ASC 820, “Fair Value Measurements and Disclosures,” and ASC 320, “Investments – Debt and Equity Securities,” were amended to provide additional guidance for estimating fair value and emphasize that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The amendments also require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities. The adoption of these amendments, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

ASU 2009-05
Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by the update. We do not believe that the adoption of this ASU will have a material effect on our financial position, results of operations or cash flows.

Amendment to ASC 860
ASC 860, “Transfers and Servicing,” was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its ﬁnancial reports about a transfer of ﬁnancial assets; the effects of a transfer on its ﬁnancial position, ﬁnancial performance, and cash flows; and a transferor’s continuing involvement in transferred ﬁnancial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of the amendments, we do not believe that the adoption will have a material effect on our financial position, results of operations or cash flows.

(3)	Inventory

Inventory as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials	$249	$241
Work-in-process	77	14
Finished goods	43	152

Total inventory	$369	$407

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(4)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Trade accounts payable	$1,337	$1,499
Accrued royalties	98	92
Accrued salary and vacation pay	41	34
Customer prepayments on purchases	69	10
Shareholder advance	150	-
Accrued interest	259	101
Accrued audit, legal and consulting expenses	315	247
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	302	206
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing operation	350	349
Other	132	227

Total accounts payable and accrued expenses	$3,282	$2,995

(5)	Notes and Debentures Payable

The following table summarizes note and debenture activity for the nine months ended September 30, 2009 (in thousands):

	Balance		Conversion		Balance	Discount at	Net Balance at
	12/31/08	Additions	to Equity	Repayments	9/30/09	9/30/09	9/30/09

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66	-	66
October 4, 2005 Interest	68	-	-	-	68	-	68
January 4, 2006 Interest	69	-	-	-	69	-	69
April 4, 2006 Interest	68	-	-	-	68	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122	-	122
October 4, 2006 Interest	91	-	-	-	91	-	91
January 4, 2007 Interest	100	-	-	-	100	-	100
April 3, 2007 Interest	99	-	-	-	99	-	99
July 3, 2007 Interest	102	-	-	-	102	-	102
October 3, 2007 Interest	106	-	-	-	106	-	106
January 3, 2008 Interest	108	-	-	-	108	-	108
April 3, 2008 Interest	110	-	-	-	110	-	110
July 3, 2008 Interest	111	-	-	-	111	-	111
October 3, 2008 Interest	115	-	-	-	115	-	115
January 3, 2009 Interest		117			117	-	117
April 3, 2009 Interest		117			117		117

Total 8% Secured Convertible Notes	$5,734	$234	$-	$-	$5,968	$-	$5,968

7% Promissory Notes to related party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$-	$4,200

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

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

As of September 30, 2009, we have not repaid the aggregate $6,211,000, including $243,000 in accrued interest, due to the three remaining Convertible Note holders, one of which is Marr, under the terms of our Secured 8% Convertible Promissory Notes dated April 4, 2005.  Additionally, we have not repaid the aggregate of $5,163,000 of the 7% Promissory Notes due under the 2005 Marr Credit Facility, as amended, including $963,000 of accrued interest through September 30, 2009.  Consequently, we are in default under the Convertible Notes, and related Interest Notes, and the Marr Credit Facility.

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

In light of our existing operations and financial challenges, we are exploring strategic and financing options in conjunction with our ongoing discussions with these secured creditors to terminate, reduce or restructure our debt obligations.  Failure to obtain additional financing and to resolve the existing defaults with respect to the Marr Credit Facility and the Convertible Notes will likely cause us to seek bankruptcy protection, which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity.

Interest Expense

	(in thousands)
	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Interest expense on debt instruments paid or payable in cash	$(75)	$(77)	$(229)	$(227)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	(122)	(115)	(360)	(335)
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and
Marr Credit Facility notes	-	(351)	(626)	(1,001)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	-	-	-	32
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)	(90)	(90)

Total non-cash items	(152)	(496)	(1,076)	(1,394)

Total interest expense	$(227)	$(573)	$(1,305)	$(1,621)

Interest income	-	1	1	1

Net interest expense	$(227)	$(572)	$(1,304)	$(1,620)

(6)	Stockholders’ Deficit

Warrants, options and stock grants

At September 30, 2009, we had warrants outstanding to purchase an aggregate of 41,250,747 shares of our common stock at a weighted average price of $0.105 per share, as summarized in the following table:

		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Warrant issued in connection with August 2008 Private Placement	1,000,000	$0.080	August 20, 2010
Warrant issued in connection with September 2008 Private Placement	1,000,000	$0.060	September 19, 2010
Series A warrants issued in connection with March 2007 Private Placement	7,948,201	$0.080	June 28, 2010
Series B warrants issued in connection with March 2007 Private Placement	4,135,935	$0.110	September 28, 2010
Warrants issued in connection with February 2007 Private Placement	2,500,001	$0.077	February 23, 2012 to March 27, 2012
Warrants issued to placement agents in connection with the February
2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Private
Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrant issued for investment banking services	500,000	$0.085	October 31, 2011

	41,250,747	$0.105

On April 1, 2008, we granted stock options to purchase an aggregate of 1,500,000 shares of our common stock at $0.065 per share, the market price on the date of the grant, to two consultants.  The options have a term of 10 years from the date of grant.  Options to purchase 1,000,000 shares are immediately exercisable; options to purchase an additional 250,000 shares become exercisable on the first anniversary of the grant and options to purchase the remaining 250,000 shares become exercisable on the second anniversary of the grant.  We utilized the Black-Scholes option pricing model with the following assumptions to determine the valuation of the options as of the date of grant:

Exercise Price per share	$0.065
Risk-free interest rate	3.68%
Expected volatility	197.83%
Contractual term (in years)	10.00
Dividend yield	0%
Valuation per share	$0.0649

At September 30, 2009, we have recognized approximately $35,000 and $2,000 of non-cash research and development and selling, general and administrative expenses, respectively, attributable to these options.

(7)	Share Based Payments

We maintain stock compensation plans for our employees and directors, which are described in Note 12, Share Based Payments, in the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K filed with the SEC on April 27, 2009.  We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as codified in FASB ASC topic 718, Compensation — Stock Compensation (“ASC 718”), effective January 1, 2006.  ASC 718 requires that we recognize the fair value of stock compensation, including stock options, in our statement of operations.  We recognize the stock compensation expense over the requisite service period of the individual grantees, which is generally the same as the vesting period of the grant.  All of our stock compensation is accounted for as an equity instrument.

We did not grant any options to employees or members of our Board of Directors during the third quarter of 2009.   Under the provisions of ASC 718, we have recorded approximately $268,000 of stock based employee compensation expense in our condensed consolidated statement of operations for the nine months ended September 30, 2009 attributable to the employee options granted during the second quarter of 2008 and to options granted to non-employee members of our Board of Directors in the fourth quarter of 2007.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2008 through September 30, 2009:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2008	34,096,583	$0.145	4.34	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(12,421,905)	$0.149

Options outstanding at September 30, 2009	21,674,678	$0.139	5.60	$0

Options vested and exercisable at December 31, 2008	30,596,583	$0.145	3.81	$0

Options vested and exercisable at September 30, 2009	20,799,678	$0.144	5.49	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At September 30, 2009, the market price of our stock was $0.0088 per share, and none of our options were in-the-money.  No options were exercised in the nine month period ending September 30, 2009.

The following table summarizes information about stock options outstanding under all of our option plans at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.03	500,000	7.34	$0.030	500,000	$0.030
$0.065	6,375,000	2.39	$0.065	6,250,000	$0.065
$0.11	12,058,402	8.16	$0.110	11,308,402	$0.110
$0.13 to $.35	2,726,667	1.51	$0.257	2,726,667	$0.257
$5.70 to $8.40	7,800	2.24	$6.092	7,800	$6.092
$35.63	1,233	1.26	$35.630	1,233	$35.630
$61.88	1,667	0.55	$61.880	1,667	$61.880
$71.25	167	0.62	$71.250	167	$71.250
$73.13	408	0.70	$73.130	408	$73.130
$120.00	3,334	0.55	$120.000	3,334	$120.000

	21,674,678	5.60	$0.143	20,799,678	$0.139

At September 30, 2009, the expected compensation cost of options outstanding but not yet vested was approximately $247,000.  We expect to recognize this cost over a weighted average period of approximately 3 months.  We did not record any income tax benefits for stock-based compensation arrangements for the nine month periods ended September 30, 2009 and 2008, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(8)	Related Party Transactions

At September 30, 2009, Marr held an aggregate of $3,861,000 of our 8% Secured Convertible Notes plus $157,000 in accrued interest and $4,200,000 under the Marr Credit Facility, plus $963,000 of related accrued interest.  Additionally, Marr holds approximately 16% of our outstanding common stock.

On or around May 15, 2009, we amended the warrant originally issued to David Khidasheli on March 27, 2007, and amended on June 11, 2008, to lower the exercise price from $0.05 per share to $0.03, as an inducement to Mr. Khidasheli to treat the $300,025 he advanced to us in the first quarter of 2009 as an exercise of the warrant.  As a result of this exercise, Mr. Khidasheli was issued 10,000,833 shares of our common stock. We have recognized a deemed dividend of $1,000 in our Condensed Consolidated Statement of Operations attributable to the incremental fair value resulting from reducing the exercise price and extending the term of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

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

As to each of these matters, Beijing Marr has denied liability, except for certain amounts of back salary owed to Mr. Harris, and asserted substantive defenses, primarily based on Mr. Harris’ failure to carry out his duties as Chief Executive Officer of Beijing Marr.  For this reason, Beijing Marr has appealed all the judgments. A hearing of the appeal was held on October 29, 2009, and an additional hearing has been scheduled for November 23, 2009

On August 31, 2009 we filed a complaint against a former director and officer of ours, a former Chief Scientific Officer of ours, three other former employees of ours, and Sedia Bioscience Corporation, a company formed in 2009 with which these former employees are believed to be associated (collectively, the “Defendants”), in the Circuit Court of the County of Multnomah in Portland, Oregon. In this matter, we are seeking (i) to enjoin Defendants from using or disclosing any of our trade secrets related to diagnostic and population incidence testing, (ii) to recover property belonging to us, and (iii) monetary damages. Since October, 2009 the parties have been in settlement discussions.  As of the date of this filing, no settlement has been reached and none of the Defendants has filed an answer to the complaint or any motion relating to the complaint.

(10)	Subsequent Events

On Oct 13, 2009 we signed a new lease for a smaller facility with our existing landlord.  The new lease is for a period of 30 months and substantially reduces our monthly operating costs while providing adequate research and development infrastructure for our future business.

On October 26, 2009, Ms. Carolina Lipascu advanced $90,000 in anticipation of entering into a subscription agreement similar to the Subscription Agreement. We are using the proceeds of this investment for general working capital purposes.

We have evaluated all other subsequent events through December 4, 2009, the date of this filing, and determined there are no other material recognized or unrecognized subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the third quarter of 2009, we continued to focus on restructuring our operations and debt.  Our ability to obtain a small stream of funding through private placements of common stock has enabled us to continue rebuilding our operations. However, we do not have any definitive agreements for continued funding, and there is no assurance that any such continued funding will be available to us on acceptable terms, or at all.  If such additional funding is not available to us when required or is not available to us on acceptable terms, our liquidity and financial condition will be adversely affected and we will likely be unable to continue our operations.

In the event we continue to receive funding, we will continue our limited marketing and sales efforts.  Such efforts will continue to be concentrated in Africa, the Middle East, Asia, India and the Caribbean.  We continue to work with our distributors, local agencies and governmental bodies in South Africa, Kenya and Uganda to increase our sales in those countries.  We continue to make progress with new Non-Governmental Organizations (“NGOs”) in Africa as well.  We continue to make progress in our efforts to establish distributorships in India, Ethiopia, the Caribbean and the Middle East.

In the third quarter of 2009, we successfully produced batches of AwareTM BED Incidence Test and AwareTM HIV-1/2 Rapid Test with our newly-hired research and development team consisting of a scientist and a laboratory technician.  This has enabled us to ship these products against their respective backlog of orders.  Although we continue to have orders from customers for both these products, we will need to significantly increase our sales pipeline to be cashflow positive.

At September 30, 2009, we had $11,434,000 in outstanding secured debt, including accrued interest, which became due and payable on April 3, 2009, in addition to approximately $5.3 million in other current liabilities.  At September 30, 2009, we had a cash balance of $0.1 million. As a result of a subsequent advance from an investor, as of December 1, 2009, we had a cash balance of $0.1million.

Beijing Marr

In the second quarter of 2009, Beijing Marr received preliminary communication from the SFDA , the Chinese FDA, that its Aware HIV-1/2 Oral (single use version sold over-the-counter) may be rejected due to an incompatibility between the swab and the test.  Beijing Marr, with the help of an agent, has filed an appeal, and is continuing to work with the SFDA to provide additional supporting materials.  There has not been a final ruling on this matter.  Meanwhile our marketing efforts of this product in Hong Kong and Macau continue as before with our new distributor, Diagnostic Bio.  Since January 2009 we have sold about 8,600 Aware OMT tests in the People’s Republic of China.  We have additional orders for another 2,000 tests from the Chinese CDC.

Beijing Marr continued to reduce operational expenses in Q3 2009 by eliminating items like transportation for employees.  While the factory passed an ISO inspection in September 2009, we are still not in a position to resume production. Without additional funding, Beijing Marr will not be able to produce additional tests to meet demand, once it has sold its existing inventory.  This would have a material adverse affect on Beijing Marr’s business and on our results of operations, as well as on Beijing Marr’s ability to continue operations.

Beijing Marr is suffering from our inability to adequately fund its operations due to our lack of adequate cash resources.  Beijing Marr is exploring funding alternatives from other potential investors.  However, there can be no assurance that such funding will be available on acceptable terms, or at all.  If Beijing Marr is unable to secure additional funding soon, it will be in significant financial jeopardy, will likely be unable to continue its operations and may have to seek bankruptcy protection under Chinese law, which would have a material adverse affect on its and our business and on its ability to continue operations.

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

We have been actively pursuing potential opportunities to address the above matters, the ultimate resolution of which is beyond our control, and which will have a significant impact on our financial condition and ability to continue our operations. No assurances can be given that these transactions will be completed as contemplated or at all, which could have a detrimental effect on our ability to continue our operations.

We continue to run the substantial risk that we will not be able to carry out this business plan because of liquidity and capital resource obstacles.  Our cash resources are insufficient to continue our operations through the near-term or to pay our debt and, given the current market price of our common stock, any financing transaction that we undertake to continue our operations and pay our debt will likely be highly dilutive to our stockholders and would require an amendment to our certificate of incorporation to increase our authorized shares and reduce our par value, which is currently above the trading price of our common stock.  Additionally, the magnitude of our debt makes it highly unlikely that we will be able to raise additional capital unless we are able to restructure that debt upon favorable terms.  We do not have any definitive agreements with respect to additional financing, a restructuring of our debt, or a strategic opportunity, and there is no assurance that any such financing, debt restructuring or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we will be unable to continue our operations.

Financial Considerations

Our consolidated operating cash burn rate for the first nine months of 2009 was approximately $902,000, compared to $4,056,000 in the first nine months of 2008.  Our focus in this quarter was on keeping a minimal level of operations and successfully producing new batches of our existing products, while we looked for options to fund the company.

During the first nine months of 2009, we incurred a net loss of $2.8 million.  At September 30, 2009, we had a working capital deficit of $16.1 million, including $11.4 million of 8% convertible notes and 7% notes payable to Marr, including accrued interest, all of which was due on April 3, 2009, and our stockholders’ deficit was $14.3 million.  Our cash balance at September 30, 2009 was $0.1 million. We raised some additional capital after 30 September, 2009 and our cash balance as of 1 December, 2009 is $0.1 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2009.  We will need to raise additional capital to fund our operations in the near term.

We currently have 800,000,000 shares of common stock authorized, of which approximately 626,500,000 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans.  If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions.  At the current market price of our common stock, we do not have sufficient authorized common stock to raise more than a few hundred thousand dollars, which is not sufficient to permit us to execute our business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, impairment of long-lived assets, intangible assets, income taxes, restructuring costs, derivative and anti-dilution liabilities and contingencies and litigation.  We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Consistent with our policy on impairment of long-lived assets, given the September 30, 2009 operating loss and negative cash flow, the carrying values of Calypte and Beijing-Marr long-lived assets were compared against the undiscounted cash flows of the two entities over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels.  We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008 have not changed materially since year-end.

Adoption of New Accounting Pronouncements

ASC 105
Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

ASC 815
In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05), as codified in FASB ASC topic 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (ASC 815). ASC 815 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, and was effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted ASC 815 on the first day of our fiscal year 2009 and determined that no balance sheet  reclassifications were necessary.

ASC 810
On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, as codified in FASB ASC topic 810, Consolidation (ASC 810), which introduces changes in the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.   In accordance with the requirements of SFAS 160, we have provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations and comprehensive loss for all periods presented. There were no changes in our ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the nine months ended September 30, 2009.

Amendment to ASC 855
ASC 855, “Subsequent Events,” was amended and defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, the amendment requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the ﬁnancial statements were issued or the date the ﬁnancial statements were available to be issued. The amendment was effective for periods ending after June 15, 2009. The adoption of the amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 825
ASC 825, “Financial Instruments,” was amended to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This amendment also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 820 and ASC 320
ASC 820, “Fair Value Measurements and Disclosures,” and ASC 320, “Investments – Debt and Equity Securities,” were amended to provide additional guidance for estimating fair value and emphasize that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The amendments also require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities. The adoption of these amendments, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

ASU 2009-05
Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by the update. We do not believe that the adoption of this ASU will have a material effect on our financial position, results of operations or cash flows.

Amendment to ASC 860
ASC 860, “Transfers and Servicing,” was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its ﬁnancial reports about a transfer of ﬁnancial assets; the effects of a transfer on its ﬁnancial position, ﬁnancial performance, and cash flows; and a transferor’s continuing involvement in transferred ﬁnancial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of the amendments, we do not believe that the adoption will have a material effect on our financial position, results of operations or cash flows.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total revenues	$29	$117	$407	$400
Cost of product sales	35	130	219	393

Gross Margin	(6)	(13)	188	7

Operating expenses:
Research and development	51	461	96	1,208
Selling, general and administrative	616	1,124	1,946	4,902

Total operating expenses	667	1,585	2,042	6,110

Loss from operations	(673)	(1,598)	(1,854)	(6,103)

Interest expense, net	(227)	(572)	(1,304)	(1,620)
Other income, net	41	67	227	67

Net loss before income taxes	$(859)	$(2,103)	$(2,931)	$(7,656)

Less: Loss attributed to noncontrolling interests in consolidated entities	$46	$77	$141	$317

Less: Deemed dividend attributable to modifications of warrants	-	$(8)	$(1)	$(3,047)

Net loss attributed to Calypte Biomedical Corporation	$(813)	$(2,034)	$(2,791)	$(10,386)

Quarter ended September 30, 2009 and 2008

Our revenue for the third quarter of 2009 totaled $29,000 compared with $117,000 for the third quarter of 2008, a decrease of $88,000, or 75%.  Sales of our AwareTM BED Incidence Test accounted for 4% of our sales in the third quarter of 2009, compared with 77% in the third quarter of 2008.  Revenue from the sales of the AwareTM BED Incidence Test decreased by 99% in 2009 compared with 2008.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 92% and 18% of our sales in the third quarter of 2009 and 2008, respectively.  Third quarter 2009 revenues from the sale of our rapid tests increased by 27% compared with rapid test revenues in the third quarter of 2008.  Sales of our AwareTM HIV-1/2 rapid tests are also irregular during this commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world.

Two customers accounted for approximately 90% of our third quarter 2009 revenue, with the Scientific Group with 66% and our China distributor with 24% both buying our Aware OMT kits.  Three customers accounted for approximately 69% of our third quarter 2008 revenue. The U.S. CDC’s contract testing lab purchased BED Incidence tests representing 32% of our third quarter 2008 revenue. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 27% of our third quarter 2008 revenue, and a German research institution purchased BED Incidence Tests representing 10% of third quarter 2008 revenue.

We reported negative gross margins of 21% and 11% of sales in the third quarter of 2009 and 2008, respectively. The margins we reported in both 2009 and 2008, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.

Given our financial condition, we have drastically reduced our research and development costs, which decreased by $410,000, or 89%, from $461,000 in the third quarter of 2008 to $51,000 in the third quarter of 2009.  Research and development costs consists of salary and benefits as well as consulting and legal expenses.

Selling, general and administrative costs decreased by $508,000, or 45%, from $1,124,000 in the third quarter of 2008 to $616,000 in the third quarter of 2009.  The primary components of the net decrease include the following:

·	a decrease of $246,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in the fourth quarter of 2008;
·	a decrease of approximately $207,000 in marketing and administrative consultant expenses as well as redundant consulting and legal expenses relating to public company compliance issues;

Our loss from operations for the third quarter of 2009, at $673,000, reflects a reduction of 58% compared with the loss of $1,598,000 reported for the third quarter of 2008.

We recorded net interest expense of $227,000 for the third quarter of 2009 compared with $572,000 of net interest expense in the third quarter of 2008.  The decreased expense in 2009 relates to amortization of discounts and derivative obligations associated with the March 2007 extension of the maturity of the Marr Notes until April 3, 2009, which were amortized over the period from March 2007 through April 2009.

The following table summarizes the components of interest expense (in thousands):

			(Increase)
	Quarter ended September 30,		Decrease
	2009	2008	Expense

Interest expense on debt instruments paid or payable in cash	$(75)	$(77)	$2
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes
	(122)	(115)	(7)
Amortization of discounts associated with extension of 8%
convertible notes and Marr Credit Facility notes	-	(351)	351
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)	-

Total non-cash items	(152)	(496)	344

Total interest income (expense)	(227)	(573)	346

Interest income	-	1	(1)

Net interest income (expense)	$(227)	$(572)	$345

Nine Months Ended September 30, 2009 and 2008

Our revenue for the nine month period ended September 30, 2009 totaled $407,000 compared with $400,000 for the nine month period ended September 30, 2008, an increase of $7,000, or 2%.  Sales of our AwareTM BED Incidence Test accounted for 76% of our sales in the nine month period ended September 30, 2009, compared with 78% in the nine month period ended September 30, 2008.  Revenue from the sales of the AwareTM BED Incidence Test decreased by 1% in 2009 compared with 2008.  Sales of our AwareTM HIV-1/2 OMT accounted for the balance of the revenue for the nine month period ended September 30, 2009.  Revenues for the nine month period ended September 30, 2009 from the sale of our HIV-1/2 rapid tests increased 12% compared with revenues in the nine month period ended September 30, 2008.

A New York research institution and the CDC’s in Nigeria and China purchased BED Incidence tests representing 14%, 8% and 15%, respectively, of our revenue for the nine months ended September 30, 2009.   Our South African distributor purchased both our AwareTM BED Incidence Tests and our AwareTM HIV-1/2 OMT rapid tests representing 16% of our revenue for the nine months ended September 30, 2009.  Our Indian distributor purchased our AwareTM HIV-1/2 oral fluid rapid tests representing 8% of our revenue for the nine months ended September 30, 2009.  Three customers accounted for approximately 55% of our revenue for the first three quarters of 2008. Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our revenue for the first three quarters of 2008.  The U.S. CDC’s contract testing lab and the Chinese CDC each purchased BED Incidence Tests that represented 20% and 12%, respectively, of our revenue for the first three quarters of 2008.

We reported gross margins of 46% and 2% of sales in the nine month periods ended September 30, 2009 and 2008, respectively. The margins we reported in both 2009 and 2008, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

Given our financial condition, we have eliminated most of our research and development costs, which decreased by $1,112,000, or 92%, from $1,208,000 in the nine month period ended September 30, 2008 to $96,000 in the nine month period ended September 30, 2009.  Research and development costs consists of salary and benefits as well as consulting and legal expenses.

Selling, general and administrative costs decreased by $2,956,000, or 60%, from $4,902,000 in the nine month period ended September 30, 2008 to $1,946,000 in the nine month period ended September 30, 2009.  The primary components of the net decrease include the following:

·	a decrease of $1,394,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in the fourth quarter of 2008;

·	a decrease of approximately $517,000 in marketing and administrative consultant and public company expenses;
·
a decrease of $630,000 attributable to non-cash stock based employee compensation expense primarily related to the fair value of April 2008 option grants to employees and November 2007 option grants to members of our Board of Directors;

Our loss from operations for the nine month period ended September 30, 2009, at $1,854,000, reflects a reduction of 70% compared with the loss of $6,103,000 reported for the nine month period ended September 30, 2008.

We recorded net interest expense of $1,303,000 for the nine month period ended September 30, 2009 compared with $1,620,000 of net interest expense in the nine month period ended September 30, 2008.

The following table summarizes the components of interest expense (in thousands):

	Nine Months ended September 30,		Decrease
	2009	2008	Expense

Interest expense on debt instruments paid or payable in cash	$(229)	$(227)	$(2)
Non-cash (expense) income composed of:
Accrued interest on 8% Convertible Notes (paid by issuing additional
Notes)	(360)	(335)	(25)
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and
Marr Credit Facility notes	(626)	(1,001)	375
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 financings	-	32	(32)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(90)	(90)	-

Total non-cash items	(1,076)	(1,394)	318

Total interest expense	$(1,305)	$(1,621)	$316

Interest income	1	1	-

Net interest income (expense)	$(1,304)	$(1,620)	$316

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business plan.  We expect to need to continue to devote substantial capital resources to running our business, negotiating with creditors for the termination, reduction or restructuring of our debt and implementing our business plan.  Based on our current forecasts and assumptions, we believe that our existing cash and cash equivalents are insufficient to meet our anticipated cash needs for working capital and capital expenditures for the remainder of 2009 or to pay our debt.  Given the state of the company, we have not made any plans for capital expenditures related to manufacturing and operations.

Operating Activities

During the nine months ended September 30, 2009 and 2008 we used cash of $0.9 million and $4.1 million, respectively, in our operating activities.  In the period ended September 30, 2009, the cash was used primarily for our selling, general and administrative expenses.  In the period ended September 30, 2008, the cash was used primarily to commercialize our rapid tests, as well as for our selling, general and administrative expenses.  On October 13, 2009, we entered into a new lease with our landlord, for a period of 30 months, which substantially reduces our monthly operating costs while providing adequate research and development infrastructure for our future business in light of our reduced staff.

Financing Activities

During the nine months ended September 30, 2009, we generated $810,000 from financing activities compared to $4,024,000 generated from financing activities during the nine months ended September 30, 2008. The funds generated from financing activities in the nine months ended September 30, 2009 were primarily the result of two partial exercises of a warrant by an investor, two small private placements of common stock with one new investor and advancements from the same investor in anticipation of entering into a future subscription agreement.

In 2009, to date, we have been able to generate financing from these two investors.  We are working to get a longer term commitment from these investors but we do not have definitive agreements with either of them for continuing financing.  As mentioned in the section Subsequent Events, we one of these investors has advanced us $90,000 since 30 September, 2009.

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

As a result of our evaluation, we determined that we do not have adequate controls and procedures with respect to our Chinese subsidiaries and we are unable to adequately disclose financial and other material information or to do so in a timely manner.  Beijing Marr and Beijing Calypte employed a single financial manager for both companies who resigned in the first quarter of 2008.  Because of financial constraints, his position has since remained vacant.  There are no personnel at our Chinese subsidiaries with sufficient understanding and skills in the application of U.S. GAAP or in U.S. public company reporting obligations to prepare proper financial statements or provide us with other material information to enable us to properly account for and disclose both financial and other material information.  The absence of qualified financial personnel at our Chinese subsidiaries has precluded proper monitoring of the financial results of those operations and timely preparation of sufficient and accurate financial statements, rendering our efforts to apply controls over the completeness and accuracy of our Chinese subsidiaries financial statements, closing processes relating to reconciliations, journal entries, spreadsheets, reporting packages and review and preparation of monthly expenditure reports ineffective.

Because of the limited level of activity in which our Chinese subsidiaries were engaged during the nine months period ended September 30, 2009, there were no material adjustments required to the financial information ultimately prepared by those subsidiaries.  Nevertheless, as Beijing Marr commences anticipated manufacturing and sales activities, the absence of an adequately trained financial staff could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

China

On August 12, 2009, the Beijing Chaoyang District, China, Labor Dispute Arbitration Commission (the “Beijing Labor Dispute Arbitration Commission”) awarded David K. Harris, former Chief Executive Officer of Beijing Marr, a judgment of RMB 1,591,529.6 ($233,704) against Beijing Marr, for unpaid salary owed to him during the term of his employment and for severance under the terms of his terminated employment agreement. Both parties have filed an appeal of the judgment with the Beijing Chaoyang District Court.

On August 25, 2009, the Beijing Labor Dispute Arbitration Commission awarded (1) Xi Rong 106,656.14 RMB ($15,661) and (2) Wang Yong RMB 106,800.29 ($15,683) for Beijing Marr’s failure to execute written employment agreements with the former employees as required under the Chinese employment law.  Beijing Marr has appealed this judgment.

As to each of these matters, Beijing Marr has denied liability, except for certain amounts of back salary owed to Mr. Harris, and asserted substantial defenses, primarily based on Mr. Harris’ failure to carry out his duties as Chief Executive Officer of Beijing Marr.  Accordingly, Beijing Marr has appealed all the judgments.

A hearing of the appeal was held on October 29, 2009, and an additional hearing is being scheduled for December. Meanwhile, the parties are also engaged in negotiations to settle the case.

United States

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

Since October 2009 the parties have been in settlement discussions.  As of the date of this filing, no settlement has been reached and none of the Defendants has filed an answer to the complaint or any motion relating to the complaint.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2009, we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lipascu pursuant to which Ms. Lipascu agreed to purchase 7,000,000 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $210,000, which Ms. Lipascu had advanced to us in June and July 2009. The Shares were issued pursuant to Regulation S under the Securities Act of 1933. The Subscription Agreement contains customary representations and warranties by Ms. Lipascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lipascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act of 1933. We used the proceeds of the private placement for general working capital purposes.

On August 25, September 16, September 30 and October 26, 2009, Ms. Lipascu advanced $50,000, $50,000, $50,000 and $90,000, respectively, in anticipation of entering into a future subscription agreement. We are using the proceeds of these investments for general working capital purposes.

Item 3.  Defaults Upon Senior Securities

On April 3, 2009, a total of $6 million became due and payable under our 8% Convertible Promissory Notes and related Interest Notes issued to Marr and two other lenders, and, on April 3, 2009, $5 million became due and payable under the 7% Promissory Notes issued under the 2005 Marr Credit Facility. We have not repaid these amounts to date. As of December 4, 2009, we owed $6.3 million under the 8% Convertible Promissory Notes and related Interest Notes and $5.2 million under the 7% Promissory Notes. We are currently discussing termination, reduction or restructuring of our debt obligations with each of the note holders. There can be no assurance that we will be able to reach acceptable terms or any terms with the note holders. These defaults, coupled with our significant working capital deficit and limited cash resources, place a high degree of doubt on our ability to continue our operations, and our failure to resolve these defaults with respect would likely cause us to seek bankruptcy protection.

Item 5.  Other Information

On October 13, 2009, we entered into a 30-month lease (the “New Lease”) with Pacific Realty Associates, L.P. (the “Landlord”) for new headquarters in Portland, Oregon.  The New Lease, which commences on December 1, 2009 and comprises approximately 4,741 square feet, has a base monthly rent of $7,000 plus operating expenses and taxes. Pursuant to the New Lease, we and the Landlord have agreed to terminate our existing lease dated 22 June, 2007 (the “Existing Lease”) effective upon such time as we begin occupancy of the new premises, 2009.  The Existing Lease comprises approximately 11,252 square feet, in Portland, including manufacturing space that we no longer need, and provides for base monthly rent of $12,152, escalating in stages to $13,165 over the following three years of the lease term.  The New Lease does not provide for a security deposit, and the Landlord has agreed to apply our security deposit under the Existing Lease, totaling $47,258, toward tenant improvements on the new premises.

Item 6.  Exhibits

10.195	Lease dated October 13, 2009 by and between Pacific Realty Associates, L.P. and Calypte Biomedical Corporation
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date:	By:	/s/ Adel Karas
Adel Karas President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary