Form 10-K
period 2009-12-31
CALYPTE BIOMEDICAL CORP
filed 2010-03-31
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
           Large accelerated filer  ☐                                                              Accelerated Filer  ☐
           Non-accelerated filer    ☐                                                              Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non–affiliates of the registrant as of June 30, 2009 was approximately $3,424,266 based on the $0.009 per share closing price reported for such date on the Over the Counter Bulletin Board.

The number of shares of the registrant’s common stock outstanding as of March 1, 2010 was 461,355,457.

CALYPTE BIOMEDICAL CORPORATION
FORM 10-K

PART I

Item 1. Business.

Recent Developments

We are in default under the 2005 Credit Facility, as amended (the “Credit Facility”), between us and Marr Technologies BV (“Marr”), our largest stockholder, holding approximately 16% of our outstanding capital stock as of December 31, 2009, and joint venture partner in the People’s Republic of China (“China’), and under our Secured 8% Convertible Promissory Notes, as amended (the “Convertible Notes”), issued to three note holders, one of whom is Marr, pursuant to a Purchase Agreement dated April 4, 2005.  As of December 31, 2009, we owed $6.3 million under the 8% Convertible Promissory Notes and related Interest Notes and $5.2 million under the 7% Promissory Notes.

We are currently negotiating an agreement with Marr and two affiliates of Marr (the “Debt Agreement”) providing for the restructuring of our indebtedness to Marr and the transfer of our interests in two Chinese joint ventures, Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”) and Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), in which we hold a 51% equity and the Marr affiliates hold a 49% equity interest.

Calypte and Marr are currently negotiating an agreement with a third party investor (the “Investor”) pursuant to which the Investor would take over our equity interests in Beijing Marr and Beijing Calypte as well as a portion of Marr’s interests, and make further investments in Beijing Marr.  On March 21 2010 the parties signed a nonbinding agreement regarding the basic terms, subject to the negotiation of a definitive agreement.  The parties have agreed to a deadline of three months from the date of signing on the nonbinding agreement for entering into a definitive agreement, after which any party will have the right to discontinue negotiations.

There can be no assurance that Calypte,  Marr and the Investor will be able to successfully negotiate definitive agreements or that the Chinese government will approve the transfer of the equity interests in Beijing Marr and Beijing Calypte.  In the event either of these events does not occur prior to the agreed-upon deadline, the transactions contemplated by the Debt Agreement may not be completed, and we will remain obligated under the Credit Facility and Convertible Notes.

Not being able to reach such agreements, and being in default on the debt, will further hamper our ability to raise additional funds. Failure to obtain additional financing and to resolve the existing defaults with respect to the Credit Facility and the Convertible Notes will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, 11 U.S.C. § 101 et seq., which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity.

On August 31, 2009 we filed a complaint against Roger Gale, a former director and officer of Calypte, Ron Mink, a former Chief Scientific Officer of Calypte, three other former employees, and Sedia Bioscience Corporation, a company formed in 2009 with which these former employees are believed to be associated (collectively, the “Defendants”), in the Circuit Court of the County of Multnomah in Portland, Oregon. In this matter, we are seeking (i) to enjoin Defendants from using or disclosing any of our trade secrets related to diagnostic and population incidence testing, (ii) to recover property belonging to us, and (iii) monetary damages. On March 10, 2010 we entered into a settlement agreement with Sedia and the Defendants ,the terms of which are confidential but are not material to the Company or its investors.

Business Development

Calypte Biomedical Corporation was incorporated in California in 1989 and reincorporated in Delaware in 1996 in connection with our initial public offering.

We develop, manufacture, and distribute in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. Up until late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and blood-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we call our “Legacy Business.”  In November 2005, we sold our Legacy Business and began to concentrate primarily on our rapid test platform products which we began developing in 2003.  Our emphasis has been the development and commercialization of our AwareTM HIV-1/2 rapid tests.  In 2007, we completed field trials and product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test.  In our studies, AwareTM HIV-1/2 OMT averaged 99.7% accuracy.  We have obtained regulatory approvals in a number of key countries in Africa, Southeast Asia, the Middle East, Russia, India and China.  Sales of our rapid test products have so far been primarily through the efforts of our distributors in South Africa and the United Arab Emirates (“U.A.E”).

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China.  The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr.  Through 2009, the operations of Beijing Calypte were primarily organizational and financially insignificant.

In January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”).  We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr, which owns the remaining 49% interest of Beijing Marr.  In 2008, Beijing Marr obtained the necessary governmental approvals to manufacture, market, distribute and sell our Aware™ HIV-1/2 OMT test and has begun to manufacture and market the test. The Beijing Marr manufacturing facility has its ISO 13485:2003 qualification.  The intent of this venture was to have the capability to manufacture our products for sale in China and for export to other countries that only permit import of products that have governmental approval in the country of manufacture.

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

Requirements of Additional Capital and Business Plan

The development of our business took a steep downturn in the fourth quarter of 2008, when our expected sources of financing dried up or failed to materialize.  Marr, which had previously indicated its commitment to continue funding our operations, advised us that it would no longer finance us.  This required us to focus on scaling down our operations and looking for short term funding support.  With the help of two investors who provided all the funds in 2009, we were able to achieve the operational restructuring goals we set out for 2009.  Specifically:
1.
We have rebuilt a small R&D team focused on scaled down goals. This team has been successful in bringing the manufacturing of our existing products back on line.  We have also started early stage activities on our product development funnel that we expect will sustain revenue in future years

2.	We have made progress with a number of our vendors in reducing and/or restructuring our outstanding debt
3.	We successfully negotiated with our landlord and were able to sign a lease for a smaller facility with lower rent and minimal penalty
4.	We have narrowed down our focus to a smaller set of countries for Aware OMT. In each of those countries we have strengthened our existing distribution relationships or have appointed new distributors

We took steps to address our requirements for financial liquidity and developed a business plan that enabled us to sustain our business during 2009.  We have negotiated with our secured creditors to terminate or reduce their debt or convert it into equity.  While tentative agreements for these debt modifications have been reached their implementation will stretch into 2010.  While all parties are working in full faith to implement these agreements there is still risk that Calypte or one of the other parties will be unable to fulfill their obligations, which could have the effect of voiding these debt restructuring agreements.

We have developed a business plan for 2010 that has an appropriate mix of focus on existing product sales and development of new products.  However, there is substantial risk that we will not be able to carry out this business plan.  Our cash resources are insufficient to continue our operations through the near-term and, given the current market price of our common stock, we may not have sufficient authorized shares of common stock available to raise adequate capital to continue operations.  Moreover, our stock price is below its par value, which may make it difficult to raise capital through the issuance of equity securities.  We do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there is no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our Products

Our product line includes our AwareTM line of low cost rapid tests, our AwareTM HIV-1 BED Incidence test and our recently-introduced Aware MessengerTM specimen collection device.  At present, our rapid tests are designed for use in international markets.  We plan to introduce rapid tests for the domestic market in the future.

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
•
Although more expensive than blood tests, the all-in costs (including costs of handling and disposal of blood) are comparable or less.  Further, we expect the AwareTM OMT to have a cost advantage over its primary current oral fluid competitor.  Additionally, it has a significantly longer shelf life than that of its primary competitor.

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

Aware MessengerTM Oral Fluid Sample Collection Device

Our Aware Messenger™ oral fluid collection device is intended for the collection, stabilization, and transport of an oral fluid specimen to be used for the detection of specific antibodies or other substances.  Aware Messenger™ specimens may be tested with conventional laboratory-based immunoassays (e.g. ELISA) enabling high-throughput batch testing, automation, quantitative results, and lower costs.  Oral fluid specimens collected with this device are easily obtained and have been shown to yield high quality samples rich with various analytes representative of those found in blood.  This device is based on the same collection principle as employed in our AwareTM HIV-1/2 OMT test.  The device can be used to collect oral fluid analytes for not only HIV antibodies, but also other screening application such as cotinine (a metabolite of nicotine indicative of smoking) and cocaine.  Our initial target for this product is for research use and to reference laboratories in the life insurance risk assessment market having the capability to self-validate assays employing the device.  We envision that many blood tests can be optimized for use with the Aware Messenger™ device, potentially providing a much larger market for this product.

New Products

AwareTM II (The Ani Platform)

Our current AwareTM product line is a rapid testing solution that is well suited for developing countries.  However, in developed countries, including in the U.S., a cassette-enclosed format may be more acceptable.   We plan to introduce the AwareTM II product line for these markets using such a format.

The AwareTM II line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the “Ani Platform”).  This license and the associated technology provides us the platform and the required technology to commercially sell into the developed world markets.

There are currently no U.S. FDA-approved over-the-counter HIV tests; however an FDA advisory panel has recommended that the FDA consider an approval protocol for such a test.  We believe that OTC tests would be advantageous in the battle against HIV transmission and that a rapid test platform such as the AwareTM II platform would be appropriate for use in an FDA-approved OTC application.

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

Before we are be able to exploit any of these opportunities, we will need to prove the viability of the Ani Platform by completing development of the AwareTM II product line, filing an IDE (Investigational Device Exemption) for those tests in the U.S. and establishing manufacturing capacity with which to begin FDA clinical trials, initially for an HIV test.

Our Aware Messenger oral fluid sample collection device is another platform on which future opportunities might build.  In addition to rapid tests for diseases other than HIV-1/2, there is the potential to enter the drugs of abuse testing market.  This is a multi-billion dollar global market in which oral fluid testing has several strong advantages over urine testing, including reduction of privacy concerns, immediacy of testing and resistance to sample tampering.

Marketing, Sales and Distribution

We generally rely upon local distributors to explore local market conditions, to pursue sales opportunities, follow up on leads we provide, to train and support local customers and to assist in the regulatory approval process.  Additionally, we work with the CDC to distribute the Incidence Test in the US and internationally.

Traditionally, we have appointed exclusive distributors whose ongoing right to exclusivity is predicated upon the distributor’s purchase of mutually agreed minimum volumes of product.  The distributors may, in turn, appoint sub-distributors.  Where appropriate, we also consider more direct routes to market, or in the case of OTC, private sector or charity-backed programs, or strategic relationships.  On an individual distributor basis, agreement terms are typically set at one, two, or three years, and with a few exceptions, all purchases must be prepaid.

Our marketing efforts are severely curtailed at this time, due to the lack of financing and uncertainty about our ability to continue in business and our reduced workforce.

During 2009, we focused on the following primary markets:

India

According to the National Aids Control Organization (NACO) in India, number of persons tested for HIV increased from 175,000 in 2004 to 1,010,000 in 2008-09, which shows an increased commitment to testing by the Indian government. NACO’s estimates indicate that India has between 1.9 million to 2.8 million HIV infections, ranking third behind South Africa and Nigeria for the highest number of HIV/AIDS infected people. We expect the market for HIV diagnostic testing in India to continue to grow in the next few years.  Calypte’s goal is to work with NACO and other organizations to include oral fluid based testing as an important part of the testing strategy given its benefits in increasing penetration in resource poor areas as well as in groups where blood testing is impractical.  Early in the third quarter of 2007, we received registration and marketing approval for our AwareTM HIV-1/2 OMT (oral fluid) rapid test in India from the Central Drugs Standard Control Organisation, commonly referred to as the DCAI.  We are targeting three primary markets in India:  the private sector, the government sector, and the military.  In 2009 we started working with a new distributor in India.

Africa

In Africa, we have been pursuing individual country markets for our AwareTM HIV-1/2 OMT rapid test products where we expect growth rates for HIV testing to be the highest.  Our AwareTM HIV-1/2 OMT test is currently approved in South Africa, Cote d’Ivoire, Kenya, and Uganda.  We received our initial orders for the AwareTM HIV-1/2 OMT test in 2006 from South Africa, and sales to our South African distributor have continued regularly since then.  We have focused our marketing activity mostly in Kenya during 2009 and have received favorable responses from the Kenyan government.  We have abandoned the registration efforts in African countries except Ethiopia. We hope to register our product in Ethiopia in 2010 and make our first sales into the country in the fourth quarter of 2010.

Middle East

In the Middle East we have product approval in Iraq and U.A.E.  In 2009 we terminated our relationship with the prior distributor in U.A.E. and focused on finding suitable partners to help us grow the vast potential for oral fluid based HIV testing in the gulf countries to a significant business for Calypte.

Competition

Throughout the world there are numerous manufacturers of rapid HIV antibody tests.  Competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies.  Many of the tests are manufactured in countries with emerging biotechnology industries such as India, China and Korea.  With few exceptions, the products offered are blood tests and, while their quality varies, they are generally of adequate accuracy to pass local regulatory requirements.  The tests are often marketed at very low prices to the end-user, which may indicate that the manufacturers are not paying royalties on certain key patents such as those for detection of HIV-2.  While many of these manufacturers were initially established to supply products for their regional or domestic markets, many have now begun to expand into other regions having less-stringent regulatory and intellectual property environments and strong demand for low-cost HIV tests.

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

We believe our OMT tests have unique advantages compared with blood based tests, as indicated below.

•	Non-invasive and painless sampling. Studies show greater acceptance of HIV testing without the pain and risks of drawing blood, which translates into higher testing rates

•	Safer than blood tests. Eliminates the risk of infection through accidental needle or lancet stick injuries for both patients and health care workers

•	Easier to use. Enables self sampling and self testing--no technicians, no needles, no lancets

•	Sample can be collected anywhere, anytime, including open public settings

•	More cost effective than blood diagnostic tests (considering the all-in costs of drawing, handling and disposing of venous blood)

•	Risk of exposure to infectious agents during handling is minimal to non-existent

•	The over-the-counter version may foster increased use as a result of increased privacy

•	Unlike other oral fluid tests, the AwareTM sampling system allows for a sample to be tested multiple times with different test devices and stored for future use

Research and Development Spending

Our reduced cashflow in 2009 required us to drastically reduce our investment in research and development during that year.  Our goal is to gradually increase such spending in the future if and when we are financially able to do so.  Our product research and development spending decreased from $1.4 million in 2008 to $0.2 million in 2009.  Domestic R&D expense decreased by approximately $1.2 million in 2009 primarily because we had terminated all of our domestic research and development personnel by the end of 2008 and in 2009 hired new staff for minimal amount of R&D work.

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

We require our employees, consultants, outside collaborators, and other advisors to execute confidentiality and assignment of invention agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. The agreements also provide that all inventions conceived by the individual during his or her tenure with us are our exclusive property.  Although we believe these agreements are enforceable, there can be no assurance that they would be upheld in court or that, if they are breached, we will have adequate remedies.

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

Gold Sols Patent: We have been advised that our patent, “One-step production of gold sols” (11/242,732) is about to issue.  This patent secures our rights in a proprietary method of producing colloidal gold (“gold sols”) a key reagent in our rapid tests.

Incidence Test

We initiated a technology transfer of the Incidence Test in April 2004 from the CDC (Center for Disease Control). We have non-exclusive licenses for the development, manufacture and sale of the BED capture EIA, and for the use of the rIDR-M recombinant antigen which underpins second generation incidence tests currently under development.

Manufacturing

To meet the challenges of testing for HIV in the developing world, we have adopted a manufacturing strategy for our rapid tests that utilizes the reduced labor and overhead rates typical of the regions in which we expect to sell our tests.  We have established manufacturing capabilities in the U.S. and Thailand and China, through our Beiing Marr joint venture.

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

Beijing Marr

Our joint venture, Beijing Marr, has a manufacturing facility in the Huairou district of Beijing. The site currently houses about 2,100 square meters of manufacturing space.  Beijing Marr renovated and upgraded the facility to meet the requirements for the production of our AwareTM rapid test product line.  Given funding issues at Calypte as well as Beijing Marr this facility has been mostly idle in 2009 and will need maintenance and repair work to be performed before it can resume production.

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
2.	Those requiring local approvals, and possibly clinical trials; or those requiring approval in the country of manufacture; or
3.
Those that may or may not require local approvals, but that rely on “approval” from organizations such as the United States Agency for International Development (USAID) “approval” as a proxy for their own and for access to U.S. President's Emergency Plan for AIDS Relief (PEPFAR) funding.

Though few in number, countries that lack regulatory mechanisms represent the path of least resistance.  Generally, however, these countries are less likely to make purchasing decisions based upon product quality and demonstrated performance, but rather, based upon price.  We designed our AwareTM products to be high in quality, which typically makes them ill-suited to compete with locally-produced tests based solely on price.  The majority of our target markets, therefore, have a local or other regulatory process.

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

We have obtained regulatory approval for our AwareTM OMT product line in the following countries as of December 2009: China, India, Kenya, Russia, South Africa, Uganda, Iraq, Cote d’Ivoire, United Arab Emirates and Peru.

USAID Waiver

Many international HIV intervention programs are supported by foreign funding.  In the case of funding supplied by the United States, typically through USAID or PEPFAR, products that are not approved locally in the country of intended use or by the USFDA may be used, provided they have a waiver issued by the USAID and CDC.  Since the end of 2007, our AwareTM HIV-1/2 rapid oral fluid test has been included on the USAID waiver list.

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

Employees

As of March 31, 2010, we have three full time and two part time employees and six consultants, including all of our senior management.  Our employees are not represented by a union or collective bargaining entity.  We believe our relations with our employees are good.

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

Risks Related to Our Financial Condition

We are in default under our secured debt obligations

While we have signed debt conversion agreements with our secured debt holders, until those agreements are consummated we are technically in default under our Credit Facility and Convertible Notes, both of which are secured by our assets. If we are unable to consummate these agreements with them, we may be forced to seek bankruptcy protection.  If we are forced to do so, because the value of our assets is less than our secured debt obligations, the holders of our common stock will likely not realize any remaining value in their shares and the holders of our debt securities will likely realize less than the principal amount of those securities.  Even if we are able to consummate the debt conversion agreements with each of our secured creditors, there can be no assurance that we will be able to continue our business because of our recurring operating losses, negative cash flow and limited cash reserves.  To the extent we cannot terminate our debt obligations, we will require additional capital to meet our debt obligations, even if they are reduced or restructured.

Because of our recurring operating losses and negative cash flows from operations, our audit report expresses substantial doubt about our ability to continue as a going concern.

Because of our recurring operating losses and negative cash flows from operations and substantial indebtedness, our audit report expresses substantial doubt about our ability to continue as a going concern. At December 31, 2009 and 2008, we had working capital deficits of $16.6 million and $14.5 million, respectively.  As of December 31, 2009, the $11.6 million outstanding under our Credit Facility and Convertible Notes is currently due. Our cash on hand and existing sources of cash are insufficient to fund our cash needs over the next twelve months under our current capital structure. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

We will need additional financing to meet our financial needs.

We plan to continue to seek additional financing, having reviewed other options in detail, including, but not limited to, the issuance of equity or debt securities or the entry into alliances or joint ventures with other biotechnology firms, pharmaceutical companies or medical diagnostic companies. It may be difficult, or impossible, for us to raise additional capital because of our existing secured debt obligations, because the trading price of our common stock is below its par value and because we may not have sufficient shares of authorized stock to issue to investors in the amounts necessary to raise the capital we need. If we are able to raise capital, funds raised from the issuance of additional equity securities may have a negative effect on our stockholders, such as a dilution of their percentage of ownership, and the rights, preferences or privileges of the new security holders may be senior to those of our current stockholders. There is no assurance that we will be able to obtain any financing on favorable terms, or at all. If we cannot obtain additional financing, we will likely not be able to continue our operations.

Our Financial Condition has adversely affected our ability to pay suppliers, service providers and licensors on a timely basis which may jeopardize our ability to continue our operations and to maintain license rights necessary to continue shipments and sales of our products.

At December 31, 2009, our domestic trade accounts payable totaled $1.4 million, substantially all of which was over 60 days past due.  Further, we currently have a number of cash-only arrangements with suppliers.  Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing.  While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor.  If the working capital that enables us to make payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.  Additionally, our financial condition has prevented us from ordering certain materials in the most economical order quantities, which increases the cost of our products and reduces our margins.

We have federal and state net operating losses and research and development credits that may expire before we can utilize them.

At December 31, 2009, we had federal net operating loss carryforwards of approximately $171.9 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards following a “change in ownership.”  The amount of the limitation is based on a statutory rate of return and the value of the corporation at the time of the change of ownership.  Our private placements and other sales of our equity securities can potentially cause a change of ownership either individually or in the aggregate. We have conducted a preliminary analysis of our stock ownership changes which indicates that ownership changes within the meaning of Section 382 of the Internal Revenue Code may have occurred in 2003 and 2004.  After applying the Section 382 limitations resulting from these presumed ownership changes, approximately $94.6 million and $5.8 million of federal and state net operating loss carryforwards, respectively, are available at December 31, 2009.  If a change of ownership has occurred as a result of past financings and an annual limitation is imposed, we may not be able to fully utilize all of our federal and state loss carryforwards and resesarch and development credit carryforwards.  Our inability to fully utilize our net operating loss carryforwards and tax credits could have a negative impact on our tax asset, financial position and results of operations.

Risks Related to the Market for Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline and a loss of your investment.

Since our inception of operations through December 31, 2009, we have incurred a cumulative loss of $188.4 million. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenue or profit, or if we do, that we will be able to continue earning such revenues or profit. Any economic weakness or global recession, including the current environment, may limit our ability to ultimately market our products. Any of these factors could cause our stock price to decline and result in a loss of a portion or all of your investment.

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

Additionally, in recent years the stock market in general, and the OTC Bulletin Board (the "OTCBB") stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report is not necessarily an indicator of what the trading price of our common stock might be in the future.

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

We currently have a large number of Convertible Notes and warrants outstanding.  The conversion of the Convertible Notes into common stock and the exercise and conversion of warrants into common stock could cause significant dilution to our stockholders

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

Although our common stock trades on the OTCBB, a regular trading market for our common stock may not be sustained in the future. The Financial Industry Regulatory Authority (FINRA) limits quotation on the OTCBB to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, after a grace period of approximately 30 days, our common stock will not be eligible for trading on the OTCBB.  The OTCBB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system.

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

Our common stock is a "penny stock."

Our common stock is deemed to be a "penny stock" under Section 15(g) of the Exchange Act, due to the fact that our common stock trades at a price less than $5.00 per share and is not traded on a "recognized" national exchange or on NASDAQ, and that our net tangible assets are less than $2,000,000. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend our common stock but can only trade in it on an unsolicited basis.

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

We are examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending December 31, 2009.  If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

We manufacture the HIV-1 BED Incidence Test on behalf of the CDC and that test is available for sale, but we have limited experience marketing it and sales to date have been modest.  The CDC has issued an Information Sheet acknowledging that the assay may cause over-estimation under certain conditions and has issued revised recommendations and protocols for its use.  As a result, although we believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and expect that the process of refining its applications will continue as its use expands, there can be no assurance that the Incidence Test will achieve widespread acceptance, either in the U. S. or internationally.

We have recently introduced our Aware MessengerTM oral fluid sample collection device, have no experience marketing such a product and our financial condition has allowed us to do only limited marketing for the product at present .

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

Consequently, there can be no assurance that any of our current or potential new products will obtain widespread market acceptance and fill the market need that is perceived to exist.  Additionally, although we plan to introduce an over-the-counter HIV diagnostic test for the domestic over the counter market, there can be no assurance regarding the timeline for which or certainty that the FDA will develop protocols for evaluation and approval of such a product.

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

There are numerous patents in the United States and other countries which claim lateral flow assay methods and related devices, some of which cover the technology used in our rapid test products and are in force in the United States and other countries. In 2004, we entered into a non-exclusive sublicense agreement with Abbott Laboratories that grants us worldwide rights related to patents for lateral flow assay methods and related devices.  We believe that the acquisition of these rights will enable us to make or sell our rapid test products in countries where these patents are in force.  In 2004, we also acquired a sublicense from Bio-Rad Laboratories and Bio-Rad Pasteur for patents related to the detection of the HIV-2 virus.  HIV-2 is a type of the HIV virus estimated to represent a small fraction of the known HIV cases worldwide but is considered to be an important component in the testing regimen for HIV in many markets.  We believe that this sub-license agreement makes it possible for us to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets.  Additionally, in 2003 we licensed an antigen necessary for certain of our rapid HIV-1/2 products from Adaltis, Inc., and in 2004, we acquired rights from Ani Biotech for its rapid test diagnostic platform and sample applicator, which we believe is a viable alternative to current lateral flow technologies and with potentially worldwide applicability.  The loss of any one of these licenses or challenges to the patents would be detrimental to the commercialization of our rapid tests by delaying or limiting our ability to sell our rapid test products, which would adversely affect our results of operations, cash flows and business.

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

We generally enter into confidentiality agreements with our employees, consultants, advisors and collaborators. However, these parties may not honor these agreements and we may not be able to successfully protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

We have engaged a domestic contract manufacturer to produce our BED Incidence tests and our Aware MessengerTM sampling device and another in Thailand to produce our rapid HIV tests and we have  manufacturing operations in China through our affiliate. We intend to subsequently introduce a new line of products using the Ani technology platform, and again expect to rely on outsourced or overseas manufacturing organizations. Initially, none of these entities will have more than limited experience, if any, in manufacturing our products and will have no experience in manufacturing them in commercial quantities.  Furthermore, our rapid tests are not yet approved for sale in Thailand, which precludes us from selling them in certain countries in which approval in the country of manufacture, i.e. a “Certificate of Origin,” is a prerequisite to local product approval.  While outsourcing our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, it may also subject us to problems in such areas as:

•	transferring the technology from the laboratory or pilot operation to the contract manufacturer on a commercial scale;
•
lack of technical knowledge regarding regulated procedures and the ability of the contract manufacturer to obtain and maintain the necessary Good Manufacturing Practice (GMP) or other regulatory certifications;

•	uncertain or unreliable production yields;
•	quality control or quality assurance;
•	regulatory compliance, since most rapid test manufacturers do not produce products that are as stringently controlled as HIV diagnostics;
•	misappropriation of intellectual property, particularly in foreign countries where patent protection is less stringent, and depending on the extent of manufacturing processes that are outsourced;
•	developing market acceptance for new product;
•	production yields;
•	raw material supply;
•	shortages of qualified personnel; and
•	maintaining appropriate financial controls and procedures.

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

We May Not Be Able to Retain and/or Attract Key Executives and Other Personnel.

A large percentage of our executives and senior employees left Calypte during 2008.  At present, we only have three full-time employees and two part-time employees, and our senior management team consists entirely of independent contractors.  As a small company, our success depends on the services of key employees in various research and development, administrative, marketing and quality systems positions.  Our inability to replace or attract key employees in certain positions as a result of our financial condition, or for other reasons, could have a material adverse effect on our operations.

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

A primary focus of our efforts has been rapid HIV tests that we are commercializing or that are in the process of being developed.  We plan to expand our product line to include tests for other sexually-transmitted diseases or synergistic diseases or conditions.  However, there can be no assurance that we will have the funds to perform the necessary research and development to do this.  Moreover, there can be no assurance that will succeed in our research and development efforts with respect to rapid tests or other technologies or products or in our commercialization of these tests.

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

Our business model and future revenue forecasts call for a significant expansion of sales in the People’s Republic of China as well as in Africa, Russia, India and elsewhere upon successful commercialization of our rapid test products.  Should conditions beyond our control, such as disease outbreaks, natural disasters, war or political unrest, redirect attention from the worldwide HIV/AIDS epidemic or concern for other sexually-transmitted diseases, if and when we are able to develop and introduce such diagnostic products, our customers’ ability to meet their contractual purchase obligations and/or our ability to supply product internationally for either evaluation or commercial use may prevent us from achieving the revenues we have projected.  As a result, we may have to seek additional financing beyond that which we have projected, which may not be available on the timetable required or on acceptable terms that are not substantially dilutive to our stockholders, or we may have to curtail our operations, or both.

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

Item 2. Properties

Our principal corporate offices, administrative, sales and marketing, research and development and support facilities are located at 16290 S.W. Upper Boones Ferry Road, Portland, Oregon, 97224 and consist of approximately 11,000 square feet of leased office, laboratory, warehouse, assembly, test and manufacturing space.  On Oct 13, 2009 we signed a new lease for a smaller facility of approximately 7,000 square feet at 15875 SW 72nd Ave, Portland, OR 97224 with our existing landlord with an average cost of approximately $7,000 per month.  The new lease is for a period of 30 months and substantially reduces our monthly operating costs while providing adequate research and development infrastructure for our future business. We anticipate moving to the new premises in the second quarter of 2010.

Our joint venture, Beijing Marr, has land use rights in the Huairou district of Beijing, China to approximately 24,000 square meters that includes approximately 2,100 square meters of manufacturing facilities and other office and warehouse buildings.

We believe our properties are adequate for our current needs.

Item 3. Legal Proceedings

China

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

After multiple hearings, on August 12, 2009, the Beijing Chaoyang District, China, Labor Dispute Arbitration Commission (the “Beijing Labor Dispute Arbitration Commission”) awarded Mr. Harris, a judgment of RMB 1,591,529.6 ($233,704) for unpaid salary owed to him during the term of his employment and for severance under the terms of his terminated employment agreement. Both parties filed an appeal of the judgment with the Beijing Chaoyang District Court.A hearing of the appeal was held on October 29, 2009, and an additional hearing is being scheduled. Meanwhile, the parties are also engaged in negotiations to settle the case.

In late 2008, Xi Rong and Wang Yong, two former employees of Beijing Marr filed complaints against Beijing Marr with the Labor Arbitration Committee of Chaoyang District, Beijing, claiming that they were owed additional compensation as a result of noncompliance with certain provisions of the Labor Contract Law of China.  Each were claiming they were owed one month salary.  The total claimed was approximately RMB 311,122.

On August 25, 2009, the Beijing Labor Dispute Arbitration Commission awarded (1) Xi Rong 106,656.14 RMB ($15,661) and (2) Wang Yong RMB 106,800.29 ($15,683) for Beijing Marr’s failure to execute written employment agreements with the former employees as required under the Chinese employment law.  Beijing Marr has appealed this judgment.

United States

On August 31, 2009 we filed a complaint against Roger Gale, a former director and officer of Calypte, Ron Mink, a former Chief Scientific Officer of Calypte, three other former employees, and Sedia Bioscience Corporation, a company formed in 2009 with which these former employees are believed to be associated (collectively, the “Defendants”), in the Circuit Court of the County of Multnomah in Portland, Oregon. In this matter, we are seeking (i) to enjoin Defendants from using or disclosing any of our trade secrets related to diagnostic and population incidence testing, (ii) to recover property belonging to us, and (iii) monetary damages. On March 10, 2010 we entered into a settlement agreement with Sedia and the Defendants, the terms of which are confidential but are not material to the Company or its investors.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Trading Market

Since September 8, 2006 our common stock, par value $0.03 per share, has traded on the OTC Bulletin Board (“OTCBB”) under the symbol “CBMC.”  High and low quotations reported by the OTCBB during the periods indicated are shown below.  These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year	Quarter	High	Low
2009	4th	$0.018	$0.005
2009	3rd	0.012	0.004
2009	2nd	0.015	0.002
2009	1st	0.013	0.005

2008	4th	$0.030	$0.004
2008	3rd	0.067	0.020
2008	2nd	0.128	0.040
2008	1st	0.175	0.063

On March 30, 2010, there were approximately 392 holders of record of our common stock.  The closing price of our common stock on March 30, 2010 was $0.008 per share.  We have never paid any cash dividends, and our Board does not anticipate paying cash dividends in the foreseeable future.  We intend to retain any future earnings to provide funds for the operation and expansion of our business.

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

This MD&A contains forward-looking statements regarding our business development plans, the characteristics and growth of our markets and customers; our objectives and plans for future operations and products and our liquidity and capital resources. Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. These forward-looking statements express our current intentions, beliefs, expectations, strategies or predictions and are based on a number of assumptions and currently available information.  Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including, without limitation, our ability to obtain an increased market share in the diagnostic test market; market acceptance of our products by governmental and other public health agencies, health care providers and consumers; the success of our future marketing and brand-building efforts; FDA and international regulatory actions; our ability to protect our proprietary technologies; the further development of our technologies and products; our ability to compete successfully against existing and new competitors; our future financial and operating results; our liquidity and capital resources; our ability to obtain additional financing as necessary to fund both our short- and long-term business plans; our ability to terminate or reduce our debt obligations; changes in domestic or international conditions beyond our control that may disrupt our or our customers’ or distributors’ ability to meet contractual obligations; changes in health care policy in the United States or abroad; fluctuations in market demand for and supply of our products; public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS; availability of reimbursement for use of our products from private health insurers; governmental health administration authorities and other third-party payors; our ability to attract or retain key personnel and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations).

Overview of Critical Events in 2009

In 2009 we were able to secure modest funding from two investors which helped us embark on a restructuring of our operations.  While we were not successful in securing long term agreements, these two investors invested a total of $660,000 in equity and another $388,000 in advances pending subscription agreements.

With the limited funding available we focused on rebuilding our R&D and operations in the US as well as restarting the manufacturing of our core products.  Due to the substantial reduction in workforce in the fourth quarter of 2008, we were unable to produce any product during the first half of 2009.  A number of customers were impacted by the lack of product availability, especially the Aware BED Incidence Test. All currently marketed products are now back in production.

In the second half of 2009 we started re-engaging with our distributors, primarily in Africa.  The absence of marketing and production activities in the first half of 2009 led to our AwareTM HIV-1/2 OMT sales being down 47% from 2008. Most of our AwareTM HIV-1/2 OMT Rapid Tests sales were in Africa, through our South African distributor.  Local sales of our rapid test in China were insignificant during 2009 as our financial constraints limited the operations of our JV in China.

Given the healthy inventory of BED Incidence Test that we had at the beginning of 2009, we were able to continue selling that product even during the first half of 2009 when our production capabilities were down.  We experienced interruption of BED sales in the third quarter due to production problems, but were able to restore supply in the fourth quarter.  Sales of BED Incidence Test accounted for 79% of our sales in 2009 and increased by 45% compared with 2008.  Such sales tend to be irregular, however, as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Our Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for less than 1% of our 2009 sales.

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

We have directed considerable money and effort, including product donations to key user agencies and lobbying for changes in tender regulations, to encourage the consideration and inclusion of our oral fluid tests in purchase tenders. We consider these efforts to be part of a strategy in which the “standard of care” for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests.  If we can successfully influence a change in the standard of care, we expect to reach a point at which time our revenue growth will increase significantly. However we cannot forecast when or whether such change will occur as it is largely governed by factors that we can only partially influence.

We believe the demand for fast, easy-to-use HIV tests is strong and growing.  By many accounts, governments are requiring more testing for HIV and allocating more funds to such testing, non-governmental organizations and charities have increased their funding for HIV testing too.  Although we face barriers to market acceptance, we have started making inroads especially in countries like Kenya and Uganda.  For instance, according to the National Aids/STD Control Programme, Kenya will soon roll out a national campaign to increase the testing of Kenyans for HIV and will use our AwareTM HIV-1/2 OMT in this campaign. Although we believe that we will be able to increase market acceptance of our products and our market position, there are outside factors that could adversely affect demand for our products.

Outlook

We are currently in default under our Credit Facility and Convertible Notes. We are in negotiations to restructure this debt, and have reached tentative agreements, but there can be no assurance that these negotiations will succeed or that, if we do succeed in restructuring our debt, such restructuring will be on favorable terms. If we are unable to consummate such restructuring, it is unlikely that we will be able to raise capital. As our cash flows from our operating and investing activities are currently not adequate to sustain our operations, if we are unable to raise capital, we will likely be unable to continue our operations.

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

Management believes that we have the ability to sustain our operations, at least for the near-term, through the termination of our debt obligations, effective management of our operations and the ability to raise additional capital through private placements of equity.  However, if we are unable to terminate our debt obligations or if we are unable to raise sufficient additional capital, we will be unable to meet our operating and debt obligations and will likely be unable to continue our operations.

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

-     Restructure the debt.
-     Raise additional capital to fund working capital requirements.
-     Reduce accounts payable and other debt and associated fixed costs.
-     Increase marketing and sales of our current products through our current and new distribution network.
-     Develop new products for the US and other western markets

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

As 2010 begins, we have remained focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and keeping our operating costs low.

Aware TM  BED Incidence Test

The BED Incidence Test accounted for approximately 79% and 56% of our sales in calendar years 2009 and 2008, respectively.  In absolute terms, revenue from the sale of the Incidence Test increased by approximately 45% between 2008 and 2009.

Aware TM HIV 1/2 OMT Rapid Tests

Sales of our HIV-1/2 OMT rapid diagnostic tests accounted for approximately 21% of our revenues in 2009 compared with 43% in 2008.  We expect that our future near- and medium-term revenues of this product will be derived primarily from selling our HIV-1/2 rapid tests in both the professional and over-the-counter (OTC) markets.  In the longer term we expect most of our revenue to come from the adaptation of this test for the western markets using the Ani platform.

AwareTM MessengerTM Sampling Device

Our Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for less than 1% of our 2009 sales. We do no expect significant revenue from this product in 2010.

Financial Condition and Results of Operations

During 2009 and 2008, we used cash of $1.1 million and $4.6 million, respectively, in our operations.  In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses, including those of our Chinese joint ventures.

The following summarizes the results of our operations for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008

Product sales revenue	$733	$725
Service revenue from related party	279	-
Cost of product sales	(400)	(685)

Gross margin	612	40

Operating costs and expenses:
Research and development expenses	193	1,405
Selling, general and administrative expenses	2,114	5,862

Total operating expenses	2,307	7,267

Loss from operations	(1,695)	(7,227)

Interest expense, net	(1,592)	(2,520)
Other income (expense), net	(318)	257

Net loss before income taxes	(3,605)	(9,490)

Less: Loss attributed to noncontrolling interests in consolidated entities	320	313

Deemed dividend attributable to modifications of warrants	(1)	(3,047)

Provision for income taxes	(2)	-

Net loss attributed to Calypte Biomedical Corporation	$(3,288)	$(12,224)

Years Ended December 31, 2009 and 2008

Our product sales revenue for 2009 totaled $733,000 compared with $725,000 for 2008, an increase of  $8,000 or 1%.  Sales of our BED Incidence Test accounted for 79% of our product revenue in 2009, compared with 56% in 2008.  Revenue from the sales of the BED Incidence Test increased by 45% in 2009 compared with 2008.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 21% and 43% of our product sales revenues for 2009 and 2008, respectively. Revenues from the sale of our HIV-1/2 rapid tests decreased by 47% in 2009 compared with revenues in 2008, primarily due to the impact of lack of marketing and sales personnel in early 2009.  Our Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for less than 1% of our 2009 product sales.

Three customers accounted for approximately 49% of our product sales revenue in 2009.  Our South African distributor purchased BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our 2009 product sales revenue.   Our Chinese importer of BED Incidence Test accounted for 16% of our 2009 product sales revenue and the BED Incidence test purchases by the CDC’s contract testing labs in New York’s accounted for 10% of our product sales revenue for 2009.  Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 24% of our 2008 revenue. A fourth quarter sale to our U.A.E. distributor accounted for 21% of 2008 revenue.  BED Incidence Test purchases by the CDC’s contract testing labs in New York accounted for 11% of our revenue for 2008.

Our product sales gross margin was 45% of product sales in 2009, compared with a gross margin of 5.5% in 2008. Our increased margin was primarily due to the increased mix of BED Incidence Tests which have a higher margin. The margins we reported in both 2009 and 2008, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities as well as lower operating costs due to the downsizing in the last quarter of 2008.

In 2009, Marr Technology Asia Limited, a company of the Marr Group, signed a services agreement with our JV partner, Beijing Marr. Under this agreement Beijing Marr provided various marketing and technical advisory services to the Marr entity.  The revenue proceeds to Beijing Marr from providing these services was $279,000.

Research and development costs decreased by  $1,212,000 or 86% from $1,405,000 in 2008 to $193,000 in 2009.  The decrease was primarily due to the large reduction in R&D personnel in 2009.

Selling, general and administrative costs decreased by $3,748,000, or 64% from $5,862,000 in 2008 to $2,114,000 in 2009.  The primary components of the net decrease in 2009 include the following:

•	A decrease in salaries and benefits of approximately $2.2 million and consulting costs of approximately $600,000 are attributable to the downsizing of the company in late 2008;

•
A decrease of $700,000 in other administrative costs, such as SEC compliance expenses ($200,000), tax and audit expenses ($100,000), travel expenses ($100,000) and other expenses as a result of our downsizing and our focused expense reduction; and

•	A $200,000 decrease in Beijing Marr expense is due primarily to decreased supplies cost and consulting;

Our loss from operations of $3,288,000 for 2009 represents a reduction of $8,936,000, or 73%, from the $12,224,000 loss from operations reported for 2008.

We recorded net interest expense of $1,592,000 for 2009 compared with net interest expense of $2,520,000 in 2008.  The decrease in expense primarily results from completing the amortization of discounts associated with the March 2007 extension and December 2007 restructuring of 8% convertible notes and Marr Credit Facility notes.  Interest expense for 2008 also included $305,000 attributable to the write-off of the deferred offering costs related to our Equity Line arrangement with Fusion Capital as a result of the decline in the market price of our common stock and our expected inability to make further sales of our common stock to Fusion Capital under the arrangement.

The following table summarizes the components of interest expense (in thousands):

	Years ended December 31,
	2009	2008

Interest expense on debt instruments paid or payable in cash	$(365)	$(303)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes	(482)	(453)
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and
Marr Credit Facility notes	(626)	(1,372)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 Private Placements	-	32
Write-off of deferred offering costs related to equity line with
Fusion Capital	-	(305)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(120)	(120)

Total non-cash items	(1,228)	(2,218)

Total interest expense	(1,593)	(2,521)

Interest income	1	1

Net interest expense	$(1,592)	$(2,520)

Liquidity and Capital Resources

For the year ended December 31, 2009, we incurred a net loss of $3.3 million and a negative cash flow of $1.1 million as a result of our operations.  At December 31, 2009, we had a working capital deficit of $16.6 million and our stockholders’ deficit was $14.7 million. Our cash balance at December 31, 2009 was $0.2 million.

Our consolidated operating cash burn rate for 2009 averaged approximately $88,000 per month compared to approximately $382,000 per month in 2008.  Our decreased burn rate for 2009 reflects the result of the significant reduction of our workforce in late 2008 as well as our efforts in 2009 to keep our operating expenses to a minimum.

During 2009, we sold 22,000,833 shares of our common stock and received cash proceeds of $660,000.  One of our existing investors advanced additional funds totaling $388,000 to us in anticipation of a financing agreement, which was executed during the first quarter of 2010.

Liquidity Needs and our Business Plan

We expect to need a significant amount of capital to finance our operations and meet our debt obligations. We are taking steps to address our capital requirements for financial liquidity and have developed a business plan that we believe will provide us with sufficient financial resources to continue to conduct our operations. See "Item 1. Business –  General, Requirements of Additional Capital and Business Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook" for more details on our plan. However, no assurances can be given that we will successfully accomplish the objectives of our plan.

We believe that we will continue to incur net losses and negative cash flow from operating activities through 2010.  We have financed our operations from our inception primarily through the private placements of preferred stock and common stock, our initial public offering and the issuance of convertible notes and debentures.  Due to our historical operating losses, our operations have not been a source of liquidity. We do not have sufficient capital resources to fund our operations beyond the very near-term.  We presently do not have any available credit, bank financing or other external sources of liquidity. Additional financing is required in order to meet our current and projected cash flow deficits from operations. In order to obtain financing, we may need to sell additional shares of our common stock or other equity or debt securities or borrow funds from private lenders. Our ability to raise additional capital will depend upon the status of capital markets and industry conditions and our ability to terminate, reduce or restructure our debt obligations. Moreover, it may be difficult, or impossible, for us to raise additional capital because of our existing secured debt obligations, because our stock price is below its par value and because we may not have sufficient shares of authorized stock to issue to investors. If we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, it could have a material adverse effect on our business, results of operations, liquidity and financial condition, or force us to shut down operations altogether.

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

Our independent accountants, in their report dated March 29, 2010, have stated that our recurring operating losses and negative cash flows from operations and substantial indebtedness raise substantial doubt about our ability to continue as a going concern.

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

•
Classification of Financial Instruments with Characteristics of both Liability and Equity.  We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, as codified by FASB ASC topic 480, Distinguishing Liabilities from Equity (“ASC 480”).  SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer.  SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares.  Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as codified by FASB ASC topic 815, Derivatives and Hedging (“ASC 815”), which enumerates additional criteria to determine the appropriate classification as liability or equity.  We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as codified by ASC 815, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately.  We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our determination of the appropriate classification.

•
Stock based compensation    We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) as codified in FASB ASC topic 718, Compensation — Stock Compensation (“ASC 718”), effective January 1, 2006.  We adopted SFAS 123R using the modified prospective method, which requires that we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption.  We recognized the unrecognized expense attributable to awards not fully vested at our January 1, 2006 date of adoption in our net loss during 2006 and 2007 using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.  Since our adoption of SFAS 123R, we have estimated the fair value of options granted to employees and directors, and we expect to estimate the fair value of future grants, using the Black-Scholes option pricing model.  This model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  To date, we have generally estimated the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant.  We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  As required under ASC 718, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

•
Impairment of Long-Lived Assets  Long-lived assets are comprised of property and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We compare an estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, to the carrying value to determine whether impairment exists.  If an asset is determined to be impaired, we measure the loss based on quoted market prices in active markets, if available.  If quoted market prices are not available, we estimate the fair value based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis.  We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.  Consistent with our policy on impairment of long-lived assets, given the December 31, 2009 operating loss and negative cash flow, the carrying values of Calypte and Beijing-Marr long-lived assets were compared against the undiscounted cash flows of the two entities over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels.  We concluded that no impairment was required as of December 31, 2009.

We had a third party valuation of our Chinese property done in the fourth quarter of 2009.  The results confirmed that the fair value of those assets exceeded the carrying value, thus confirming the results of our impairment analysis.

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

ASC 810
On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, as codified in FASB ASC topic 810, Consolidation (ASC 810), which introduces changes in the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.   In accordance with the requirements of SFAS 160, we have provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations and comprehensive loss for all periods presented. There were no changes in our ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the year ended December 31, 2009.

Amendment to ASC 855
ASC 855, “Subsequent Events,” was amended and defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, the amendment requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the ﬁnancial statements were issued or the date the ﬁnancial statements were available to be issued. The amendment was effective for periods ending after June 15, 2009. The adoption of the amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows. . The FASB issued ASU-2010-09 to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

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

ASU 2009-05
Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The adoption of this standard did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 860
ASC 860, “Transfers and Servicing,” was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its ﬁnancial reports about a transfer of ﬁnancial assets; the effects of a transfer on its ﬁnancial position, ﬁnancial performance, and cash flows; and a transferor’s continuing involvement in transferred ﬁnancial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. The adoption of this standard did not have any effect on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements as of and for the year ended December 31, 2009 are included on pages F-1 through F-33 of this Annual Report on Form 10-K.

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

(2)           Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

A. Control Environment.  We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) lack of segregation of duties over individuals responsible for certain key control activities; (ii) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of transactions; and (iii) an insufficient number of personnel, such as absence of permanent chief financial officer, with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with our financial reporting requirements. This control environment material weakness contributed to the the following:

º
The Company did not have effective controls to ensure proper and timely valuation of other assets such that advances to suppliers and deposits that have no future benefit would be identified, reviewed and recognized as expense in the appropriate accounting period;

º	The Company did not have effective controls to ensure the proper accrual of expenses would be identified, reviewed and recognized in the appropriate accounting period; and
º	The Company did not have effective controls to ensure that inventories are properly priced and valued.

B. Chinese subsidiaries.  As discussed above, we did not maintain adequate controls and procedures with respect to our Chinese subsidiaries, resulting in our inability to adequately disclose financial and other material information or to report it in a timely manner.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(3)           Change in Internal Control Over Financial Reporting

There has been a change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the resignation of three directors from our Board of Directors on September 10, 2009, we do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an "audit committee financial expert," as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is management's view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Following is a list of our directors and executive officers as of March 30, 2010. Directors serve until the next annual meeting stockholders and until their successors are elected or until their earlier death, retirement, resignation or removal.

Name	Age	Position	Director Since
Adel Karas	65	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007
Tareq Al Yousefi	47	Director	2009
Kartlos Edilashvili	36	Director	2010

Adel Karas was appointed to our Board of Directors in May 2007.  In March 2009, the Board of Directors appointed Mr. Karas as our interim Chief Executive Officer, Chief Financial Officer and Secretary, to act our principal executive officer, president and principal financial officer.  In February 2010, Mr. Karas was formally elected as the our President, Chief Executive Officer, Chief Financial Officer and Secretary.  Since December 2005 Mr. Karas has worked as the Regional Director (Asia, Africa & Middle East) for the World Agency of Planetary Monitoring & Earthquake Risk Reduction (WAPMERR) based in Dubai, United Arab Emirates (UAE).  WAPMERR is involved with disaster management and risk assessments.  Prior to his involvement with WAPMERR, in 2003 Mr. Karas co-founded and served as Managing Director of Strategic Energy Investment Group in Dubai. He started this group following his retirement from Petroleum Geo-Services (PGS) in Houston, Texas where he served as Senior Vice President of Business Development for two years before moving to Dubai where he set up and, for the next eight years, served as President of PGS for the Middle East Region.  Mr. Karas served, as well, as the executive vice president for Grant Tensor Geophysical in Houston-Texas and as the president of Tensor Geophysical in Egypt. Mr. Karas attended AinShams University, University of Texas and University of Houston. He holds degrees in Geophysics and Operations Research as well as a Masters Degree in electrical engineering and an MBA.

Tareq Al Yousefi was appointed to our Board of Directors in September 2009.  He is the founder and chief executive officer of Gulf Access LLC, a consultancy company for petro chemical, real estate and industrial projects, where he has served since 2005.  In addition, since 2006, he has been a partner in Polymer Access Pvt. Ltd., which is also involved in petro chemical.  Since 1999, he has served as a market analyst to Borouge Pte. Ltd., a joint venture between ADNOC and Borealis, a leading international petro chemical company.   Mr. Al Yousefi earned a B.A., Bachelors in Aviation Maintenance Management from Embry Riddle Aeronautical University in Florida.  During his seven year stay in the United States he earned a degree in Business Administration, a degree in Aircraft Engineering and a private pilot’s license.  He started his career as an United Arab Emirates air force officer and was trained in the United Kingdom at RAF Cranwell.  Mr. Al Yousefi speaks English, Arabic and Urdu.

Kartlos Edilashvili was appointed to our Board of Directors in February 2010.  Mr. Edilashvili has served as a vice president of a subsidiary of ours in Geneva, Switzerland since August 2007.  From 2005 to 2007 he was a Senior Technical Advisor of WAPMERR in Geneva. Prior thereto, he served as First Secretary for the Embassy of Georgia in Geneva.  Mr. Edilashvili holds an MA in finances from Tbilisi State University.

The Board of Directors and Its Committees

In the past, the Board of Directors had established three standing committees, the Audit Committee, the Compensation Committee and the Nominating Committee.  However, in light of personnel changes on the Board during 2009, those committees are no longer active and do not have any members other than Mr. Karas, who is a member of the Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers, directors, and persons who beneficially own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such Reporting Persons are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to Reporting Persons were satisfied on a timely basis, except that two directors, Mr. Al Yousefi and Shuhrat Saidmuradov, did not file Form 3’s when they joined the Board.

Code of Business Conduct

We previously adopteded a Code of Business Conduct that applied to all of our employees, including our chief executive officer and principal financial and accounting officer, and to the members of our Board of Directors.  Given the nearly 100% turnover among our Board of Directors and management team and significant reduction in our staffing during the past two years, we have suspended implementation of our Code of Business Conduct while we consider changes to the code to reflect the needs of the organization and continue to focus on resolving more immediate issues affecting our cash flow and long-term viability.

Item 11.  Executive Compensation

Our only executive officer is Adel Karas, our President, Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Karas joined Calypte as a nonemployee director in 2007 and took on these executive officer roles in 2008 after the persons who previously held those positions left Calypte.  At present, Mr. Karas does not receive any compensation for  serving in those roles. Mr. Karas holds an option that was granted to him in his capacity as a director during 2007.  The following table sets forth information concerning Mr. Karas’s option as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Adel Karas	3,000,000 (1)	-	$0.11	11/28/17

(1)      The option vested and was exercisable with respect to (i) 1,500,000 shares on November 28, 2007 (the date of grant); (ii) 750,000 shares on November 28, 2008; and (iii) 750,000 shares on November 28, 2009.

DIRECTOR COMPENSATION

We have no compensation arrangements with our directors.  Directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board of Directors and committee meetings.  Mr. Karas holds an outstanding option that was granted to him in his capacity as a director.  See “Outstanding Equity Awards at Fiscal Year-End” above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of March 1, 2010 for (i) all persons known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our chief executive officer and (iv) all current directors and executive officers as a group:

Beneficial Owner (1)	Shares Beneficially Owned	Percent of Total (2)
Marr Technologies BV (3) Strawinskylaan 1431 1077XX, Amsterdam The Netherlands	86,699,381	18.3%
David Khidasheli (4) Sheikh Zayed Road Fairmont Building, # 3104 Dubai, United Arab Emirates	44,000,833	9.5%
Mohamed Yousif Ahmed Saleh Sulaiman (5) P.O. Box 19533 Sharjah, United Arab Emirates	31,375,000	6.8%
Mohamed Ahmed (6) P.O. Box 33280 Dubai, United Arab Emirates	32,375,000	7.0%
Ahmed Abdalla Deemas Alsuwaidi (7) P.O. Box 681 Sharjah, United Arab Emirates	33,920,000	7.4%
SF Capital Partners Ltd. (8) 3600 South Lake Drive St. Francis, WI 53235	25,394,320	5.4%
Adel Karas (9)	3,050,000	*
Tareq Al Yousefi	--	*
Kartlos Edilashvili	--	*
All current directors and executive officers as a group (3 persons) (9)	3,050,000	*

* Represents beneficial ownership of less than 1%.

(1)	To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, 16290 S.W. Upper Boones Ferry Road, Portland, Oregon 97224.

(2)	Based on 461,355,457 shares outstanding as of March 1, 2010.

(3)	Based on holdings reported in Amendment No. 6 to Schedule 13D dated December 6, 2007 filed with the Commission on March 20, 2008 plus shares of common stock underlying Convertible Notes issued as quarterly interest which are immediately convertible into shares of common stock at $0.30 per share. Marat Safin has voting and investment control over shares held by Marr Technologies BV.

(4)	Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 31, 2007. Includes 41,000,000 shares of common stock underlying warrants exercisable within 60 days of April 20, 2009.

(5)	Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on November 2, 2007. Includes 38,625,000 shares of common stock underlying warrants exercisable within 60 days of April 30, 2009.

(6)	Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 30, 2007. Includes 22,625,000 shares of common stock underlying warrants exercisable within 60 days of April 30, 2009.

(7)	Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 29, 2007. Includes 16,080,000 shares of common stock underlying warrants exercisable within 60 days of April 30, 2009.

(8)	Based on holdings reported in Amendment No. 8 to Schedule 13G dated December 31, 2009 filed with the Commission on February 16, 2010 plus shares of common stock underlying Convertible Notes issued as quarterly interest which are immediately convertible at $0.30 per share. Those conversion caps are currently not applicable. Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the shares owned by SF Capital Partners Ltd.

(9)	Includes 3,000,000 shares issuable upon exercise of options that will be exercisable within 60 days after March 1, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined that Mr. Al Yousefi is the only independent director under the rules of the Nasdaq Stock Market as applied to members of the board of directors and of the audit committee, compensation committee and nominating committee.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees accrued and paid by us for Odenberg Ullakko Muranishi & Co. LLP (“OUM”), our independent registered public accounting firm for the years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees	$158,500	$231,848
Audit-Related Fees	--	--
Tax Fees	$7,000	--
All Other Fees	--	--

“Audit fees” include fees paid in 2009 and 2008 for the audits of our annual financial statements for 2009 and 2008; fees for the quarterly review of our financial  statements for the quarters ended March 31, June 30, and September 30, 2009 and 2008, as well as fees for consultation regarding accounting issues and their impact on or presentation in our financial statements; and fees for the review of registration statements and the issuance of related consents.

All of the audit and non-audit services described above were approved by our Board of Directors in accordance with the applicable rules of the SEC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Certain Documents Filed as Part of the Form 10-K

1. Our Consolidated Financial Statements are included on pages F-1 through F-48 of this Annual Report on Form 10-K.

2. Exhibits

3.1	Bylaws of the Registrant, as amended on March 7, 2005 (1)
3.2	Restated Certificate of Incorporation of Calypte Biomedical Corporation, a Delaware corporation, filed July 31, 1996 (2)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation effective as of February 14, 2003 (3)
3.4
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation, effective as of May 27, 2003, as corrected by Certificate of Correction filed on May 28, 2003 (4)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers, as amended January 19, 2004 (5)
10.2**	1991 Incentive Stock Plan (6)
10.3**	1995 Director Option Plan, as amended effective May 20, 2003 (7)
10.4**	1995 Employee Stock Purchase Plan, amended as of May 20, 2003 (8)
10.16	First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995 (9)

10.17	Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995 (9)
10.18*	Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996 (9)
10.21*	Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992 (9)
10.22*	Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996 (9)
10.23*	Sub–License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996 (9)
10.24*	Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993 (9)
10.25*	Non–Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993 (9)
10.51	Non–Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999 (10)
10.73*	Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000 (11)
10.74**	2000 Equity Incentive Plan, amended as of May 20, 2003 (12)
10.114	Amendment to Non-Exclusive Patent and License Agreement between Registrant and Public Health Service, dated April 5, 2002 (13)
10.121	Distribution Agreement between the Registrant and Zhong Yang Pute Co. dated as of October 10, 2002 (14)
10.128**	2003 Non-Qualified Stock Option Plan (4)
10.132	Subscription Agreement between Registrant and Marr Technologies B.V. dated as of August 1, 2003 (15)
10.133	Subscription Agreement between the Registrant and Marr Technologies B.V. for 20,000,000 shares of Registrant’s Common Stock dated August 28, 2003 (16)
10.134	Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Registrant and Marr Technologies B.V. dated November 13, 2003 (17)
10.137	Lease Agreement between the Registrant and ARE-1500 East Gude LLC dated as of March 1, 2004 (5)
10.142	Form of Registration Rights Agreement between the Registrant and the investors in the May 2004 PIPE financing (18)
10.143	Form of Warrant between the Registrant and the investors in the May 2004 PIPE financing (18)
10.146**	2004 Incentive Plan (19)
10.148	Form of Registration Rights Agreement between the Registrant and the investors in the July 2004 PIPE financing (20)
10.149	Form of Warrant between the Registrant and the investors in the July 2004 PIPE financing (20)
10.150	Sublicense Agreement between the Registrant and Abbott Laboratories dated June 28, 2004 (21)
10.151	License Agreement and Technology Transfer Agreement between the Registrant and Ani Biotech Oy dated as of September 30, 2004 (21)
10.152	License Agreement between the Registrant and Bio-Rad Laboratories, Inc. and Bio-Rad Pasteur dated September 28, 2004 (21)
10.155	Form of $2,000,000 7% Promissory Note issued by the Registrant to Marr Technologies BV dated January 14, 2005 and form of Amendment thereto (22)
10.157	Form of Secured 8% Convertible Promissory Note between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (23)

10.158	Form of Registration Rights Agreement between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (23)
10.159	Form of Series A Warrant between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (23)
10.160	Form of Series B Warrant between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (23)
10.161	Form of Security Agreement between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (23)
10.163	2005 Credit Facility Agreement between the Registrant and Marr Technologies BV dated April 4, 2005 (23)
10.164
Agreement effective September 1, 2005 between the Registrant and Marr Technologies Asia Limited describing the rights, duties and obligations of the shareholders of Beijing Calypte Biomedical Technology Ltd., a corporation organized in the Peoples’ Republic of China (24)

10.165	Asset Purchase and License Agreement dated November 15, 2005 by and between the Registrant and Maxim Biomedical, Inc. (25)
10.166	Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV effective November 30, 2005 (26)
10.168	Equity Transfer Agreement between the Registrant and Marr Technologies Asia Limited dated December 21, 2005 (27)
10.169
Agreement dated December 21, 2005 between the Registrant and Marr Technologies Asia Limited describing the rights, duties and obligations of the shareholders of Beijing Marr Bio-Pharmaceutical Technology Ltd. (27)

10.173	Form of Warrant between the Registrant and the investors in the February 2007 PIPE financings, effective February 23, 2007 through March 27, 2007 (28).
10.174	Form of Subscription Agreement between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (28)
10.175	Form of Registration Rights Agreement between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (28)
10.176	Form of Series A Warrant between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (28)
10.177	Form of Series B Warrant between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (28)
10.178	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and SF Capital Partners Ltd. dated March 21, 2007, effective March 28, 2007 (28)
10.179	Form of Sixth Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV dated March 21, 2007, effective March 28, 2007 (28)
10.180	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and Marr Technologies BV dated March 21, 2007, effective March 28, 2007 (28)
10.181	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and Morningtown Limited dated March 21, 2007, effective March 28, 2007 (28)
10.182	Form of Amendment to Registration Right Agreement between the Registrant and the investors in the March 2007 private placement, effective July 7, 2007 (29)
10.183	Seventh Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV dated December 4, 2007 (30)
10.184	Amendment No. 3 to Secured 8% Convertible Promissory Notes between the Registrant and Marr Technologies BV dated December 4, 2007 (30)
10.186	Registration Rights Agreement, dated as of January 16, 2008, by and between the Registrant and Fusion Capital Fund II, LLC. (31)

10.187**	Employment Agreement, dated as of June 12, 2008, between the Registrant and Donald N. Taylor (32)
10.188	Subscription Agreement, dated August 15, 2008, between the Registrant and Tinja Limited (33)
10.189	Form of Warrant issued to Tinja Limited (33)
10.190	Form of Subscription Agreement between the Registrant and Almyn Limited, effective September 19, 2008 (34)
10.191	Form of Warrant issued to Almyn Limited (34)
10.192	Subscription Agreement between the Registrant and Carolina Lupascu, dated as of May 1, 2009 (35)
10.193	Resignation and Mutual Release , dated September 10, 2009, between the Registrant and Julius R. Krevans, M.D., Paul E. Freiman and John J. DiPietro (36)
10.194	Subscription Agreement dated as of September 14, 2009, between the Registrant and Carolina Lupascu (37)
10.195	Lease dated October 13, 2009 by and between Pacific Realty Associates, L.P. and the Registrant (38)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Odenberg Ullakko Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted as to certain portions of this exhibit.

**	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

(2)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Report on Form 10-K dated March 28, 1997.

(3)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K dated March 26, 2003.

(4)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form S-2 (File No. 333-106862) filed on July 7, 2003.

(5)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004.

(6)
Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106389) dated June 23, 2003.

(8)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106389) dated June 23, 2003.

(9)
Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

(10)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated November 15, 1999.

(11)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 2000.

(12)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106389) dated June 23, 2003.

(13)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

(14)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q/A (No.3) dated February 4, 2003.

(15)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB dated August 14, 2003.

(16)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K dated September 12, 2003.

(17)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB dated November 14, 2003.

(18)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on June 1, 2004.

(19)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-116906) dated June 25, 2004.

(20)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on July 13, 2004.

(21)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB/A (Amendment No. 1) dated December 20, 2004.

(22)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

(23)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on April 5, 2005.

(24)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB dated November 14, 2005.

(25)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on November 21, 2005.

(26)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on December 6, 2005.

(27)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on March 30, 2006.

(28)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2007.

(29)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form SB-2 on July 23, 2007 (File No. 333-144778).

(30)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on December 10, 2007.

(31)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on January 23, 2008.

(32)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2008.

(33)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on August 21, 2008.

(34)	Incorporated by reference to identically-numbered exhibit to the Registrant’s. Current Report on Form 8-K on September 23, 2008.

(35)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 7, 2009.

(36)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Reort on Form 8-K dated September 16, 2009.

(37)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated October 8, 2009.

(38)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on December 4, 2009.

(b)	Reports on Form 8-K filed during the fourth quarter of 2008 and through March 19, 2009.

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

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calypte Biomedical Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, Non-controlling Interests in Consolidated Financial Statements (included in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, Consolidations ).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has defaulted on the $6.3 million of 8% Convertible Promissory Notes and related Interest Notes and $5.2 million of 7% Promissory Notes, has suffered recurring operating losses and negative cash flows from operations, and management believes that the Company’s cash resources will not be sufficient to sustain its operations through 2010 without additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP
San Francisco, California
March 29, 2010

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$176	$196
Accounts receivable, net of allowance of $34 and $1 at December 31, 2009 and 2008, respectively	42	46
Inventory	310	407
Prepaid expenses	8	223
Other current assets	10	-

Total current assets	546	872

Property and equipment, net of accumulated depreciation of $1,043 and $841 at December 31, 2009 and	2,787	3,032
2008, respectively
Intangible assets, net of accumulated amortization of $872 and $654 at December 31,
2009 and 2008, respectively	2,061	2,280
Other assets	27	213

Total assets	$5,421	$6,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,810	$2,995
Advances from related parties	2,256	2,256
Advances from shareholder	388	-
8% Convertible notes payable, including accrued interest of $365 and $0, and net of discount of $0 and $401
at December 31, 2009 and 2008, respectively	6,333	5,333
7% Notes payable to a related party, including accrued interest of $1,102 and $740, and net of discount of
$0 and $225 at December 31, 2009 and 2008, respectively	5,302	4,715
12% Convertible debentures payable	60	60

Total current liabilities	17,149	15,359

Deferred rent obligation	-	29
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
December 31, 2009 and 2008; 100,000 shares issued and outstanding at December 31, 2009
and 2008; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,416	3,296

Total liabilities	20,565	18,684

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at December 31, 2009 and 2008;
461,355,457 and 439,354,624 shares issued and outstanding as of December 31, 2009 and 2008, respectively	13,841	13,181
Additional paid–in capital	159,738	159,654
Other comprehensive income	125	119
Accumulated deficit	(188,377)	(185,090)

Total Calypte Biomedical Corporation stockholders’ deficit	(14,673)	(12,136)

Noncontrolling interests in consolidated entities	(471)	(151)

Total stockholders’ deficit	(15,144)	(12,287)

Total liabilities and stockholders’ deficit	$5,421	$6,397

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008

Revenues:
Product sales	$733	$725
Service revenue from related party	279	-

Total revenue	1,012	725

Operating costs and expenses:
Cost of product sales	400	685
Research and development expenses	193	1,405
Selling, general and administrative expenses (non-cash of $84 and $1,348
in 2009 and 2008, respectively)	2,114	5,862

Total operating expenses	2,707	7,952

Loss from operations	(1,695)	(7,227)

Interest expense, net (non-cash expense of ($1,228) and ($2,218) in 2009
and 2008, respectively)	(1,592)	(2,520)

Other income (expense), net	(318)	257

Loss before income taxes	(3,605)	(9,490)

Provision for income taxes	(2)	-

Net loss	(3,607)	(9,490)

Deemed dividend attributable to modification of warrants	(1)	(3,047)

Net loss applicable to common stockholders	(3,608)	(12,537)

Less: Loss attributed to noncontrolling interests in consolidated entities	320	313

Net loss attributed to Calypte Biomedical Corporation	$(3,288)	$(12,224)

Other comprehensive earnings:

Net loss	(3,608)	(12,537)

Gain on foreign currency translation	-	16

Comprehensive loss	$(3,608)	$(12,521)

Comprehensive Loss attributed to noncontrolling interests in consolidated entities	(320)	(305)

Comprehensive loss attributed to Calypte Biomedical Corporation	$(3,288)	$(12,216)

Net loss per share applicable to common stockholders (basic and diluted)	$(0.01)	$(0.02)

Weighted average shares used to compute net loss per share applicable to
common stockholders (basic and diluted)	450,240	398,994

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2008 and 2009
(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2007	357,241,802	$10,717	$156,202	$103	$(175,913)	$(8,891)

Shares issued upon exercise of
employee options	24,038	1	(1)	-	-	-
Shares issued for fees and expenses in
connection with Purchase Agreement
with Fusion Capital	4,043,647	121	223	-	-	344
Shares sold to Fusion Capital under
Purchase Agreement	13,831,133	415	535	-	-	950
Shares issued upon exercise of warrants	28,402,004	852	750	-	-	1,602
Shares issued as compensation to
employees, consultants and service
providers	1,812,000	55	99	-	-	154
Shares sold in August 2008 Private
Placement	14,000,000	420	280	-	-	700
Shares sold in September 2008 Private
Placement	20,000,000	600	100	-	-	700
Expenses related to sales of common stock	-	-	(74)	-	-	(74)
Stock-based employee and director
compensation	-	-	1,144	-	-	1,144
Fair value of warrant modifications related
to severance agreement	-	-	350	-	-	350
Fair value of options issued as compensation
to consultants and mark to market
adjustments	-	-	46	-	-	46

Foreign currency translation	-	-	-	16	-	16
Net loss	-	-	-	-	(9,177)	(9,177)

Balances at December 31, 2008	439,354,624	$13,181	$159,654	$119	$(185,090)	$(12,136)

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT  (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2009
(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2008	439,354,624	$13,181	$159,654	$119	$(185,090)	$(12,136)

Shares issued upon exercise of warrants	22,000,833	660	-	-	-	660
Stock-based employee and director
compensation	-	-	83	-	-	83
Fair value of options issued as compensation
to consultants and mark to market
adjustments	-	-	1	-	-	1

Foreign currency translation	-	-	-	6	-	6
Net loss	-	-	-	-	(3,287)	(3,287)

Balances at December 31, 2009	461,355,457	$13,841	$159,738	$125	$(188,377)	$(14,672)

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,288)	$(9,177)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	447	458
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts
and deferred debt issuance and other offering costs	626	1,409
Write-off of deferred offering costs related to Purchase Agreement with Fusion Capital	-	305
Dividends on mandatorily redeemable Series A preferred stock	120	120
Anti-dilution obligation and note derivative liability		(32)
Stock-based employee and director compensation expense	83	1,144
Fair market value of common stock, warrants and options granted for services	1	202
Non-cash severance expense related to modification of Series A Warrants and Series B
Warrants issued in March 2007 Private Placement	-	350
Loss on disposition of equipment	25	24
Loss attributed to noncontrolling interest in consolidated entities	(320)	(313)
Changes in operating assets and liabilities:
Accounts receivable	5	(46)
Inventory	97	120
Prepaid expenses and other current assets	233	103
Other assets	173	-
Accounts payable, accrued expenses and other current liabilities	772	747
Other non-current liabilities	(28)	1

Net cash used in operating activities	(1,054)	(4,585)

Cash flows from investing activities:
Purchases of equipment and other fixed assets	(2)	(15)

Net cash used in investing activities	(2)	(15)

Cash flows from financing activities:
Proceeds from sale of stock, net of expenses	660	3,927
Proceeds from common stock subscriptions	-	(44)
Proceeds from notes issued to related parties	-	48
Proceeds from shareholder advances	388	-
Investment in consolidated entities by noncontrolling interest	-	93

Net cash provided by financing activities	1,048	4,024

Change in cash and cash equivalents	(8)	(576)

Effect of foreign currency exchange rates on cash	(12)	(4)

Cash and cash equivalents at beginning of period	196	776

Cash and cash equivalents at end of period	$176	$196

(continued)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(in thousands)
	Years ended December 31,
	2009	2008

Supplemental disclosure of cash flow activities:
Cash paid for interest	$3	$303
Cash paid for income taxes	-	-

Supplemental disclosure of noncash activities:
Common stock issued for fees and expenses under Purchase Agreement with Fusion Capital	-	344
Conversion of accrued interest into notes payable	234	444

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

(1)    The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection.  We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering.  Since September 8, 2006, our common stock has traded on the NASD Over the Counter Bulletin Board under the symbol “CBMC.”  We are located in Portland, Oregon where we have a facility that combines both our research and development as well as administrative operations.  We have a sales and marketing office in Dubai, United Arab Emirates (“U.A.E.”), which is where our CEO is based.  We have a Director of sales based in Milan, Italy.

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

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2, a second type of HIV (“HIV-2”), in oral fluid using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”).  Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market.  We have completed field trials or product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test.  In our studies, this test has averaged 99.7% accuracy.  We have obtained regulatory approvals in a number of key countries in Africa, Southeast Asia, the Middle East, Russia, India and China,.

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

In November 2003, we became the 51% owner of a joint venture, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), created to market our rapid test products in China.  The remaining 49% of the joint venture is owned by Marr Technologies Limited, an affiliate of Marr Technologies BV (“Marr”), our largest stockholder, which currently holds approximately 17% of our outstanding stock.  Through 2009, the operations of Beijing Calypte have been primarily organizational and financially insignificant.

Effective in January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceutical Co., Ltd. (“Beijing Marr”).  We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr, which owns the remaining 49% interest in Beijing Marr.  In 2008, Beijing Marr obtained the necessary governmental approvals to manufacture, market, distribute and sell our Aware™ HIV-1/2 OMT test.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The accompanying financial statements reflect our consolidated operations and ownership interests in Beijing Calypte and in Beijing Marr.

In the first quarter of 2008, we introduced Aware MessengerTM, our oral fluid sample collection device.  Although we do not currently have approval to sell this device for diagnostic purposes, we can sell it for “research use only” in situations where assay developers and test laboratories can qualify the product for use with their own assays.  In the second quarter of 2008, we launched a range of Life Sciences products, including Aware MessengerTM, as well as a number of recombinant proteins and specialty assay reagents, which we are marketing through a web-portal at www.calyptelifesciences.com and a printed catalogue.  Late in the fourth quarter of 2008, we suspended marketing and sales of our Life Sciences products.  Sales of these products were not material during 2009.

Our current revenues from international sales of our HIV-1/2 Rapid Tests and sales of the BED Incidence Test are not adequate to support our business operations, requiring that we also rely on external financing sources to pursue our business milestones and achieve profitability.

In March 2007, we received cash proceeds of $5.2 million from the March 2007 private placement that funded our operations through 2007.  As part of the March 2007 private placement, we issued to the investors in that private placement immediately exercisable Series A common stock purchase warrants (the “Series A Warrants”) expiring on June 28, 2008 to purchase an aggregate of 100 million shares of our common stock at $0.08 per share and immediately exercisable Series B common stock purchase warrants (the “Series B Warrants”) expiring on September 28, 2008 to purchase an aggregate of 50 million shares of our common stock at $0.11 per share.  We expected that the warrants would be exercised to potentially provide up to $13.5 million of additional near-term financing.  Through March 31, 2008, the investors in the March 2007 private placement had exercised an aggregate of 11,750,000 of the warrants exercisable at $0.08 per share and we had received $940,000 in cash proceeds.  As described more completely in Note 9, Stockholder’s Deficit, in June 2008, we reduced the exercise price of the Series A Warrants for the four primary investors in the March 2007 Private Placement from $0.08 per share to $0.05 per share and extended the term of their Series A Warrants for one year to June 28, 2009.  We also extended the term of their Series B Warrants for one year to September 28, 2009.  In exchange for these modifications, the investors in the March 2007 Private Placement agreed to exercise re-priced Series A Warrants to purchase an aggregate of 20,000,000 shares of our common stock by July 18, 2008.  By July 21, 2008, the four investors had exercised Series A Warrants to purchase an aggregate of 19,920,000 shares of our common stock and we had received cash proceeds of $996,000. Further we reduced the exercise price of the Series A Warrants held by one investor to $0.03 per share in January 2009.  In exchange for this modification this investor exercised 10,000,000 of the warrants which netted the company cash proceeds of $300,025.

As described more completely in Note 9, Stockholder’s Deficit, in August 2008 and September 2008, we entered into private placement transactions with two new investors.  We sold to the investor in the August 2008 transaction 14,000,000 shares of our common stock at a purchase price of $0.05 per share and issued a two-year warrant to purchase an additional 1,000,000 shares of our common stock at $0.08 per share and received cash proceeds of $700,000.  We sold to the investor in the September 2008 transaction 20,000,000 shares of our common stock at a purchase price of $0.035 per share and issued a two-year warrant to purchase an additional 1,000,000 shares of our common stock at $0.06 per share and received cash proceeds of $700,000.

As also described more completely in Note 9, Stockholder’s Deficit, in January 2008, we entered into a financing arrangement under which the investor, Fusion Capital Fund II, LLC (“Fusion Capital”) is obligated, under certain conditions, to purchase up to $8 million of our common stock over a 24 month period.  Through December 31, 2008, we have sold an aggregate of approximately 13,800,000 shares of our common stock and received cash proceeds of $950,000 under this arrangement.  The market price of our common stock has prevented us from selling additional shares under this arrangement since May 2008 and we do not currently expect to sell additional shares under this arrangement prior to its expiration.

In March 2007, we extended the maturity of our April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility from April 2007 until April 2009.  At December 31, 2009, we owed an aggregate of approximately $11.6 million under the April 2005 Secured 8% Convertible Notes and related interest notes and the 7% Promissory Notes issued under the 2005 Marr Credit Facility, including the related accrued interest, all of which matured in April 2009.  As of April 3, 2009 we are in default of the debts and our interest rate for the post default period is 9% under the terms of these debt agreements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The development of our business took a steep downturn in the fourth quarter of 2008, when our expected sources of financing failed to materialize.  Many of our previous investors and other funding sources declined to participate in funding the company.

During 2009, we focused on slowly growing the company’s operations in a way that was affordable given the level of investment we were able to obtain.  We grew our R&D operations to a total of three employees by end of 2009 and staffed our customer operations with one employee so that we could continue servicing our customers minimally.  Our international sales efforts continued to be managed by our sales director based in Italy.  We have restricted our sales efforts to a few countries in Africa and the Middle East and India.  We hired a senior consultant to help manage our overall operations of our company, including the legal actions against certain former officers and employees.  In 2009 we continued to discuss various options to restructure our debt and have reached tentative agreements with our debt holders to waive and/or convert the secured debt in return for certain considerations.  While these agreements are not definitive in nature we anticipate that the transactions will be concluded in 2010.

During 2009, we incurred a net loss of $3.3 million.  At December 31, 2009, we had a working capital deficit of $16.6 million and our stockholders’ deficit was $14.7 million.  Our cash balance at December 31, 2009 was $0.2 million, which is inadequate to fund our operations and meet our obligations through 2009.  As of December 31, 2009, we owed $6.3 million under the 8% Convertible Promissory Notes and related Interest Notes and $5.2 million under the 7% Promissory Notes.   We are currently negotiating an agreement with Marr and two affiliates of Marr (the “Debt Agreement”) providing for the restructuring of our indebtedness to Marr and the transfer of our interests in two Chinese joint ventures, Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”) and Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), in which we hold a 51% equity and the Marr affiliates hold a 49% equity interest.   In conjunction with this agreement, Calypte and Marr are also negotiating an agreement with a third party investor (the “Investor”) pursuant to which the Investor would take over our equity interests in Beijing Marr and Beijing Calypte as well as a portion of Marr’s interests, and make further investments in Beijing Marr.  As disclosed in Note 15, Subsequent Events, on March 21, 2010 the parties signed a nonbinding agreement regarding the basic terms, subject to the negotiation of a definitive agreement.  The parties have agreed to a deadline of three months from the date of signing on the nonbinding agreement for entering into a definitive agreement, after which any party will have the right to discontinue negotiations.   Also, on March 6, 2010 we signed an agreement with Morningtown, a holder of our 8% Convertible Promissory Notes, where Morningtown agreed to convert $128,321 of the $228,321 of their debt as of 31 December, 2009 to equity and transfer the remaining $100,000 into a unsecured two year note, part of which will be offset by royalty payments from a third party affiliated with Morningtown (See Note 15, Subsequent Events).

There can be no assurance that we will be able to reach acceptable terms or any terms with Marr or the Investor.  Not being able to reach such agreements, and being in default on the debt, will further hamper our ability to raise additional funds. Failure to obtain additional financing and to resolve the existing defaults with respect to the Credit Facility and the Convertible Notes will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, 11 U.S.C. § 101 et seq., which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
December 31, 2009 and 2008

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

Impairment of Long-Lived Assets
Long-lived assets are comprised of property and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We compare an estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, to the carrying value to determine whether impairment exists.  If an asset is determined to be impaired, we measure the loss based on quoted market prices in active markets, if available.  If quoted market prices are not available, we estimate the fair value based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis.  We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.  Consistent with our policy on impairment of long-lived assets, given the December 31, 2009 operating loss and negative cash flow, the carrying values of Calypte and Beijing-Marr long-lived assets were compared against the undiscounted cash flows of the two entities over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels.  We concluded that no impairment was required as of December 31, 2009.

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
December 31, 2009 and 2008

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

Income Taxes
We account for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, as codified by ASC 740, “Income Taxes.”  SFAS No. 109 requires an asset and liability approach for the financial reporting of income taxes.  Under SFAS No. 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To date, we have no history of earnings.  Therefore, our deferred tax assets are reduced by a valuation allowance to the extent that realization of the deferred tax asset is not assured.  We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2009 and 2008.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), as codified by ASC 740, on January 1, 2007.  FIN 48 provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48 (see Note 12, Income Taxes).

Classification of Financial Instruments with Characteristics of both Liability and Equity
We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, as codified by FASB ASC topic 480, Distinguishing Liabilities from Equity (“ASC 480”).  SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer.  SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares.  Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as codified by FASB ASC topic 815, Derivatives and Hedging (“ASC 815”), which enumerates additional criteria to determine the appropriate classification as liability or equity.  We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as codified by ASC 815, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately.  We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation date and may engage the services of valuation experts and other professionals to assist in our determination of the appropriate classification.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Stock-Based Compensation Expense
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), as codified in FASB ASC topic 718, Compensation — Stock Compensation (“ASC 718”) effective January 1, 2006, using the modified prospective method.  Under this method, we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption.  We recognized in our net loss for the periods after the date of adoption the unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption using the same valuation method (i.e. Black-Scholes option valuation model) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements.  During 2007, we recorded stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R of $59,000 in selling, general and administrative expenses in our Consolidated Statement of Operations. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.

We estimate the fair value of stock option grants made to employees and directors during 2008 and 2007, and expect to estimate the fair value of future grants, using the Black-Scholes option pricing model.  Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  Because of significant restructurings of our operations and reductions in our workforce in the past which have resulted in the termination of a significant number of our employees prior to the vesting of their options, to date, we have generally estimated the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant.  We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under ASC 718, we review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee and director stock-based awards granted in future periods.

Net Loss Per Share
We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average shares used in computing basic and diluted net loss per share are the same for the periods presented in these consolidated financial statements.  Outstanding options and warrants to purchase 44,550,748 shares and 207,960,767 shares were excluded from the computation of loss per share for the years ended December 31, 2009 and 2008, respectively, as their effect is anti-dilutive.  The computation of loss per share also excludes 19,894,292 shares and 19,113,444 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and, in 2007, 7% Notes issued under the Marr Credit Facility for the years ended December 31, 2009 and 2008, respectively, as their effect is also anti-dilutive.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

The following table summarizes our product sales revenues by product for the years ended December 31, 2009 and 2008 (in thousands).

	2009	2008

AwareTM BED HIV-1 Incidence tests	$571	$403
AwareTM Rapid HIV diagnostic tests	160	313
All other	2	9
Revenue from product sales	$733	$725

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Sales to international customers accounted for approximately 74% and 77% of our product sales revenues in 2009 and 2008, respectively.  At December 31, 2009 approximately $207,000, or 67%, of our inventory and $2,694,000, or 96%, of our property and equipment, net, was held in international locations.

Three customers accounted for approximately 49% of our revenue for 2009.  Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our 2009 revenue.    BED Incidence Test purchases by the CDC’s contract testing labs in New York accounted for 10% of our revenue for 2009.  Three customers accounted for approximately 56% of our revenue for 2008.  Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 24% of our 2008 revenue.  A purchase of our AwareTM HIV-1/2 oral fluid rapid tests by our U.A.E.distributor accounted for 21% of our revenue for 2008.  BED Incidence Test purchases by the CDC’s contract testing labs in New York accounted for 11% of our revenue for 2008.

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

ASC 810
On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, as codified in FASB ASC topic 810, Consolidation (ASC 810), which introduces changes in the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.   In accordance with the requirements of SFAS 160, we have provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations and comprehensive loss for all periods presented. There were no changes in our ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the year ended December 31, 2009.

Amendment to ASC 855
ASC 855, “Subsequent Events,” was amended and defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, the amendment requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the ﬁnancial statements were issued or the date the ﬁnancial statements were available to be issued. The amendment was effective for periods ending after June 15, 2009. The adoption of the amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows. The FASB issued ASU-2010-09 to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

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

ASU 2009-05
Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The adoption of this standard did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 860
ASC 860, “Transfers and Servicing,” was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its ﬁnancial reports about a transfer of ﬁnancial assets; the effects of a transfer on its ﬁnancial position, ﬁnancial performance, and cash flows; and a transferor’s continuing involvement in transferred ﬁnancial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. The adoption of this standard did not have any effect on our financial position, results of operations or cash flows.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

(3)    Inventory

Inventory as of December 31, 2009 and 2008 consisted of the following (in thousands):
	December 31,
	2009	2008

Raw Materials	$248	$240
Work-in-process	19	14
Finished goods	43	152
Total inventory	$310	$407

(4)    Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consisted of the following (in thousands):
	December 31,
	2009	2008

Computer equipment	$199	$208
Machinery and equipment	785	783
Furniture and fixtures	62	64
Leasehold improvements	8	46
Buildings	825	825
Land use rights	1,829	1,825
Construction in process	122	122
	3,830	3,873
Accumulated depreciation	(1,043)	(841)
	$2,787	$3,032

We recognized depreciation and amortization of land use rights expenses of $174,000 and $240,000 for the years ended December 31, 2009 and 2008, respectively.

(5)    Intangible assets

During 2004 and 2005, we entered into various license agreements and similar arrangements under which we invested approximately $2,934,000 to acquire the technology and materials necessary for the commercialization of our rapid tests.  These licenses provide us with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides used in our rapid tests.  We recorded the license amount for each license agreement as an intangible asset.  We began amortizing these intangible assets in 2006, when we began commercial sales of the products employing the licensed technology or materials.  We recognized amortization expense of $218,000 in each of the years ended December 31, 2009 and 2008.  Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.  We expect to recognize amortization expense of $218,000 in each of the next five years, for a total of $1.1 Million.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

(6)    Accounts payable and accrued expenses

Accounts payable and accrued expenses as of December 31, 2009 and, 2008 consisted of the following (in thousands):

	December 31,
	2009	2008

Trade accounts payable	$1,437	$1,499
Accrued royalties	135	92
Accrued salary, severance and vacation pay	37	34
Customer prepayments on purchases	10	10
Accrued interest	382	101
Accrued audit, legal and consulting expenses	90	247
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	119	206
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing operation	349	349
Other	21	227

Total accounts payable and accrued expenses	$2,810	$2,995

(7)     Notes and Debentures Payable

We issued 7% promissory notes to finance our operations during 2005, which were subsequently extended in 2007, and also issued 8% secured convertible notes in payment of quarterly interest on previously outstanding 8% notes in both 2009 and 2008.  The following tables summarize the note and debenture activity for the years ended December 31, 2008 and 2009 (in thousands).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/07	Additions	to Equity	Repayments	12/31/08	12/31/08	12/31/08

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	-	108	-	-	108
April 3, 2008 Interest	-	110	-	-	110
July 3, 2008 Interest		111			111
October 3, 2008 Interest	-	115	-	-	115

Total 8% Secured Convertible Notes	$5,290	$444	$-	$-	$5,734	$(401)	$5,333

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$(225)	$3,975

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

	Balance 12/31/08	Additions	Conversion to Equity	Repayments	Balance 12/31/09	Discount at 12/31/09	Net Balance at 12/31/09
Current Notes and Debentures

8% Secured Convertible Notes -
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	108	-	-	-	108
April 3, 2008 Interest	110	-	-	-	110
July 3, 2008 Interest	111	-			111
October 3, 2008 Interest	115	-	-	-	115
January 3, 2009 Interest	-	117	-	-	117
April 3, 2009 Interest	-	117	-	-	117

Total 8% Secured Convertible Notes	$5,734	$234	$-	$-	$5,968	$-	$5,968

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$-	$4,200

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

8% Secured Convertible Notes and Marr Credit Facility

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

As of December 31, 2009, we have not repaid the aggregate $6,333,000, including $365,000 in accrued interest, due to the three remaining Convertible Note holders, one of which is Marr, under the terms of our Secured 8% Convertible Promissory Notes dated April 4, 2005.  Additionally, we have not repaid the aggregate of $5,302,000 of the 7% Promissory Notes due under the 2005 Marr Credit Facility, as amended, including $1,102,000 of accrued interest through December 31, 2009.  Consequently, we are in default under the Convertible Notes, and related Interest Notes, and the Marr Credit Facility. Our interest rate for the post default period is 9% under the terms of these debt agreements.

We are currently negotiating an agreement with Marr and two affiliates of Marr (the “Debt Agreement”) providing for the restructuring of our indebtedness to Marr and the transfer of our interests in two Chinese joint ventures, Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”) and Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), in which we hold a 51% equity and the Marr affiliates hold a 49% equity interest.   In conjunction with this agreement, Calypte and Marr are also negotiating an agreement with a third party investor (the “Investor”) pursuant to which the Investor would take over our equity interests in Beijing Marr and Beijing Calypte as well as a portion of Marr’s interests, and make further investments in Beijing Marr.  As disclosed in Note 15, Subsequent Events, on March 21, 2010 the parties signed a nonbinding agreement regarding the basic terms, subject to the negotiation of a definitive agreement.  The parties have agreed to a deadline of three months from the date of signing on the nonbinding agreement for entering into a definitive agreement, after which any party will have the right to discontinue negotiations.  Also, on March 6, 2010 we signed an agreement with Morningtown, a holder of our 8% Convertible Promissory Notes, where Morningtown agreed to convert $128,321 of the $228,321 of their debt as of 31 December, 2009 to equity and transfer the remaining $100,000 into a unsecured two year note, part of which will be offset by royalty payments from a third party affiliated with Morningtown (See Note 15, Subsequent Events).

There can be no assurance that we will be able to reach acceptable terms or any terms with Marr or the Investor.  Not being able to reach such agreements, and being in default on the debt, will further hamper our ability to raise additional funds. Failure to obtain additional financing and to resolve the existing defaults with respect to the Credit Facility and the Convertible Notes will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, 11 U.S.C. § 101 et seq., which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity.

Interest expense
The following table summarizes the components of net interest expense for the years ended December 31, 2009 and 2008 related to the notes and debentures described above and other financing instruments as reported in the Consolidated Statements of Operations (in thousands).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

	Years ended December 31,
	2009	2008

Interest expense on debt instruments paid or payable in cash	$(365)	$(303)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes	(482)	(453)
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and
Marr Credit Facility notes	(626)	(1,372)
Mark to market adjustment of and intrinsic value of shares issued under anti-dilution obligations arising from the February and
March 2007 Private Placements	-	32
Write-off of deferred offering costs related to equity line with
Fusion Capital	-	(305)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(120)	(120)

Total non-cash items	(1,228)	(2,218)

Total interest expense	(1,593)	(2,521)

Interest income	1	1

Net interest expense	$(1,592)	$(2,520)

(8)    Mandatorily Redeemable Preferred Stock

At the time of our original incorporation, we issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock.  We are required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which we attain $3,000,000 in retained earnings, and funds are legally available.  Based on losses accumulated through December 31, 2009, we must achieve approximately $191,000,000 in future earnings before any repayment is required.  The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum.  Through June 30, 2003, we had charged cumulative preferred dividends totaling $1,636,000 to stockholders’ deficit to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.  Since that date, we have charged the preferred dividends to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value.  During each of the years ended December 31, 2009 and 2008, we charged preferred dividends totaling $120,000 to interest expense with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, we eliminated the Series A preferred stock from our articles of incorporation upon our reincorporation in Delaware in June 1996. However, we subsequently chose not to redeem the Series A preferred stock and as of December 31, 2009 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(9)    Stockholders’ Deficit

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

March 2007 Private Placement
On March 28, 2007, when the market price of our common stock was $0.063 per share, we completed a private placement transaction with four accredited investors for the sale of an aggregate of 100 million shares of our common stock plus warrants and received an aggregate of $5.2 million in cash which we are using for general corporate purposes.  The investors received immediately exercisable warrants to purchase an aggregate of 150 million additional shares of our common stock.  The Series A stock purchase warrants (the “2007 Series A Warrants”) to purchase 100 million shares have an exercise price of $0.08 per share and are exercisable through June 28, 2008.  The Series B stock purchase warrants (the “2007 Series B Warrants”) to purchase 50 million shares have an exercise price of $0.11 per share and are exercisable through September 28, 2008.  The 2007 Series A Warrants and the 2007 Series B Warrants are hereafter collectively referred to as the “March 2007 Private Placement Warrants.” If fully exercised, we would have received cash proceeds of $13.5 million.  We agreed to file a registration statement for the resale of the shares purchased and the shares underlying the March 2007 Private Placement Warrants within 45 days of the closing and use our best efforts to obtain its effectiveness.  The registration rights agreement was subsequently amended to remove our obligation to register the shares underlying the March 2007 Private Placement Warrants.  A resale registration statement for the shares purchased is not yet effective; however, the shares are eligible for resale by the investors under the terms of Securities and Exchange Commission Rule 144.  Two of our officers also participated in this Private Placement by applying previously subscribed funds and canceling our obligation to repay notes and other amounts owed to them, aggregating $630,000, in return for issuance of stock and warrants under the same terms as those made available to the primary investors in the March 2007 Private Placement.

The subscription agreements in the March 2007 Private Placement contained an anti-dilution clause requiring that we issue additional shares of our common stock to the investors for no additional consideration if we issued shares of our common stock in a subsequent financing transaction at less than $0.052 per share in the year following the investors’ purchase of our common stock.  We determined that the anti-dilution provisions of the subscription agreements are, in effect, a net share settled written put option as contemplated by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as codified by FASB ASC topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and that the valuation of the anti-dilution obligation should be classified as a liability and marked-to-market at each balance sheet date with the change in liability being recorded as interest expense.  We valued the anti-dilution obligation of the March 2007 Private placement at its inception using a binomial pricing model to estimate future stock prices and derived a value of $2,260,000 using the following assumptions:  current share price:  $0.06; historical stock price volatility:  129.29%; risk-free interest rate:  4.90%; term (years):  1.0; expected dividend rate:  0%; and a 100% probability of completing an additional round of financing during the remaining term of the obligation.  We marked the March 2007 Private Placement anti-dilution obligation to market at December 31, 2007, again using a binomial pricing model, and derived a value of $31,000 using the following assumptions:  current share price:  $0.11; historical stock price volatility:  104.45%; risk-free interest rate:  3.36%; term (years):  0.24; expected dividend rate:  0%; and a 10% probability of completing an additional round of financing during the remaining term of the obligation.  We recorded the reduction in the value of the obligation as a non-cash credit to interest expense.  The anti-dilution obligations related to the March 2007 Private Placement expired in March 2008 and we recognized approximately $32,000 in non-cash interest income during the first quarter of 2008 as a result of adjusting the fair value of this obligation at its expiration date.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The March 2007 Private Placement Warrants have one-year anti-dilution provisions which potentially reduce the exercise price proportionally in relation to the adjusted purchase price of the shares, but do not increase the number of shares issuable to the warrant holders.  Accordingly, we determined that the March 2007 Private Placement Warrants do not require liability treatment under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as codified by ASC 480.  Furthermore, we determined that the warrants should be treated as equity in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as codified by FASB ASC topic 815, Derivatives and Hedging (“ASC 815”).

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

Equity Line with Fusion Capital
On January 16, 2008, we entered into an equity line transaction with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”), pursuant to which we may sell up to $8.0 million of our common stock to Fusion Capital in amounts between $100,000 and $1.0 million, depending on certain conditions, from time to time over a 24-month period beginning February 8, 2008, the date on which the Securities and Exchange Commission (“SEC”) declared effective the registration statement related to the transaction.  In January 2008, we issued 3,490,401 shares of our common stock to Fusion Capital as a commitment fee for entering into the equity line.  In December 2007, we issued 250,000 shares of our common stock to Fusion Capital for reimbursement of due diligence expenses related to the equity line.  We recorded the aggregate value of the commitment fee shares and due diligence fee shares issued to Fusion Capital, approximately $342,000, as a Deferred Offering Cost.  We had planned to recognize this cost as an expense of selling our stock under the equity line in an amount equivalent to the proportional amount of each sale in relation to the total commitment amount.  During 2008, we recognized $37,000 of such expense based on sales of our stock to Fusion Capital.  Through December 31, 2008, we had sold an aggregate of 13,831,133 shares of our common stock to Fusion Capital at an average price of $0.0687 per share and have received proceeds of $950,000.  The purchase price of the shares we sell to Fusion Capital is determined based upon the market price of our common stock, as defined, without any fixed discount.  We cannot sell shares to Fusion Capital if the market price of our common stock is below $0.052 per share; and accordingly, we have been precluded from selling additional shares under this arrangement since May 2008.  Based on the current market price of our common stock and our recent and expected future inability to sell stock to Fusion Capital under this arrangement prior to its expiration, we expensed the remaining unamortized balance of Deferred Offering Cost, $305,000, as a component of interest expense during the fourth quarter of 2008.

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

2009 Private Placements

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

On August 25, September 16, September 30, October 26, December 14 and December 31, 2009, Ms. Lipascu advanced $50,000, $50,000, $50,000, $90,000, $80,000 and $68,000, respectively, in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.

On March 3, 2010 we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lipascu pursuant to which Ms. Lipascu agreed to purchase 12,933,333 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $388,000, which Ms. Lipascu had advanced to us in June and July 2009. The Shares were issued pursuant to Regulation S under the Securities Act of 1933. The Subscription Agreement contains customary representations and warranties by Ms. Lipascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lipascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act of 1933.

Warrants, options and stock grants
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

At December 31, 2009, we had warrants outstanding to purchase an aggregate of 41,250,747 shares of our common stock at a weighted average price of $0.105 per share, as summarized in the following table:

		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Warrant issued in connection with August 2008 Private Placement	1,000,000	$0.080	August 20, 2010
Warrant issued in connection with September 2008 Private Placement	1,000,000	$0.060	September 19, 2010
Series A warrants issued in connection with March 2007 Private Placement	7,948,201	$0.080	June 28, 2010
Series B warrants issued in connection with March 2007 Private Placement	4,135,935	$0.110	September 28, 2010
Warrants issued in connection with February 2007 Private Placement	2,500,001	$0.077	March 27, 2012
Warrants issued to placement agents in connection with the February
2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Series A and Series B warrants issued in connection with April 2005 Private
Placement, including warrants to placement agents	24,041,610	$0.119	April 3, 2010
Warrant issued for investment banking services	500,000	$0.085	October 31, 2011

	41,250,747	$0.105

Shares reserved for future issuance
The following table summarizes shares reserved for future issuance at December 31, 2009:

Shares issuable pursuant to options outstanding under benefit plans	3,300,000
Shares reserved for future issuance under benefit plans	57,790,713
Shares issuable pursuant to warrants outstanding	41,250,747
Shares issuable under equity line with Fusion Capital	37,885,604
Shares issuable under related party notes payable	12,933,333
Shares issuable upon conversion of debt securities, including accrued interest through maturity	19,894,292

173,054,689

(10)    Share Based Payments

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) Share-Based Payment, as codified in FASB ASC topic 718, Compensation — Stock Compensation (“ASC 718”), effective January 1, 2006.  SFAS 123R requires the recognition of the fair value of stock compensation, including stock options, in net income (loss).  We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally is the same as the vesting period of the grant.  All of our stock compensation is accounted for as an equity instrument.  We generally issue stock option grants to employees with an exercise price equal to the market price at the grant date.

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

We did not grant any options to employees or members of our Board of Directors during 2009.   Under the provisions of ASC 718, we have recorded approximately $83,000 of stock based employee compensation expense in our condensed consolidated statement of operations for the year ended December 31, 2009 attributable to the employee options granted during the second quarter of 2008 and to options granted to non-employee members of our Board of Directors in the fourth quarter of 2007.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table presents a summary of option activity for all of our stock option plans from December 31, 2007 through December 31, 2009.

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2007	31,863,354
Options granted - at market price	21,020,000
Options exercised	(24,038)
Options forfeited	(8,415,387)
Options expired	(10,347,346)

Options outstanding at December 31, 2008	34,096,583	$0.145	4.34	$0

Options granted - at market price	-
Options exercised	-
Options forfeited	(2,500,000)
Options expired	(28,296,583)

Options outstanding at December 31, 2009	3,300,000	$0.127	7.27	$0

Options vested and exercisable at December 31, 2008	30,596,583	$0.145	3.81	$0

Options vested and exercisable at December 31, 2009	3,300,000	$0.127	7.27	$0

The following table summarizes information about stock options outstanding under all of our option plans at December 31, 2009.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.11	3,000,000	7.91	$0.110	3,000,000	$0.110
$0.23	50,000	5.32	$0.230	50,000	$0.230
$0.31	250,000	0.02	$0.310	250,000	$0.310

	3,300,000	7.27	$0.127	3,300,000	$0.127

There was no intrinsic value associated with any of our outstanding options at December 31, 2009, as the exercise prices for all outstanding or exercisable options exceeded the $0.008 per share quoted market price of our common stock at that date.  The aggregate intrinsic value of options exercised on the dates the options were exercised was approximately $3,000 for the year ended December 31, 2008.

We did not record any income tax benefits for stock-based compensation arrangements for the years ended December 31, 2009 or 2008, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(11)    Section 401(k) Plan

Effective January 1, 1995, we adopted a Retirement Savings and Investment Plan (the “401(k) Plan”) covering our full-time employees located in the United States.  The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code.  Under the terms of the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan.  The 401(k) plan permits us to make contributions which become vested to our employees over terms as described in the plan, but we made no such contributions in either 2009 or 2008.

(12)    Income Taxes

The provision for income taxes is based upon our loss before provision for income taxes for the years ended December 31, 2009 and 2008, as follows (in thousands):

	2009	2008
Loss before income taxes:
Domestic	$(2,954)	$(8,852)
International	(333)	(325)

Total loss before income taxes	$(3,287)	$(9,177)

For the years ended December 31, 2009 and 2008, income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to domestic pretax losses as a result of the following:

	2009	2008

Computed expected tax expense	$(1,118)	$(3,120)
Losses and credits for which no benefits have been recognized	864	2551
Expense related to amortization of financing discounts in interest expense	213	467
Expense related to warrant modification	0	119
Other, net	41	(17)
	$-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	2009	2008
Deferred tax assets:
Net operating loss carryovers	$32,410	$34,005
Research and development credits	$482	$1,142
Other	$2,249	$2,893
Total gross deferred tax assets	$35,141	$38,040
Valuation allowance	$(35,141)	$(38,040)
Net deferred tax assets	$-	$-

The net change in the valuation allowance for the years ended December 31, 2009 and 2008 was a decrease of $2,899,000 and an increase of $2,981,000, respectively.  Because there is uncertainty regarding our ability to realize our deferred tax assets, a 100% valuation allowance has been established.  In accordance with SFAS 123(R), we have excluded certain tax benefits resulting from employee stock option exercises from our deferred tax asset at December 31, 2009 and 2008.  In the future, if and when such tax benefits are ultimately realized, the amount of excess tax benefits will be credited to additional paid-in capital in our Consolidated Statements of Stockholders’ Deficit.

As of December 31, 2009, we had federal net operating loss carryforwards of $94.6 million and federal research and development credit carryforwards of $482,000, which will expire in the years 2010 through 2029. We also have state net operating loss carryforwards of $5.8 million. The state net operating loss carryforwards will expire in the years 2010 through 2019. The Company has determined that a` portion of its State NOL carryforwards are no longer available in the state that the Company does business in. The amount of NOL's written off was $33.5 million.

Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted a preliminary analysis of our stock ownership changes under Internal Revenue Code Section 382 from our inception through December 31, 2007 and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations that may have occurred in 2003 and 2004.  This limitation resulted in a reduction of deferred tax assets and a corresponding reduction in the valuation allowance. The Company has not updated its Section 382 analysis to assess whether any additional ownerhsip changes have occurred due to costs associated with such analysis. If the Company has experienced any additional changes of control, utilization of its NOL or tax credit carryforwards would be subject to annual limitations under Section 382.  Such additional annual limitations could result in the expiration of our reported net operating loss and credit carryforwards available as of December 31, 2009 before their utilization.

We adopted the provisions of FIN 48 effective January 1, 2007 (see Note 2, Summary of Significant Accounting Policies).  Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our consolidated financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 1993 through 2009 due to net operating losses that are being carried forward for tax purposes.

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our Consolidated Balance Sheets at December 31, 2009 and 2008, and have not recognized interest or penalties in our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

(13)    Related Party Transactions

At December 31, 2009, Marr held an aggregate of $4,096,506 of our 8% Secured Convertible Notes plus $234,924 in accrued interest and $4,200,000 under the Marr Credit Facility, plus $1,102,000 of related accrued interest.  Additionally, Marr holds approximately 16% of our outstanding common stock.

In 2009, Marr Technology Asia Limited, a company of the Marr Group, signed a services agreement with our JV partner, Beijing Marr. Under this agreement Beijing Marr provided various marketing and technical advisory services to the Marr entity.  The revenue proceeds to Beijing Marr from providing these services was $279,000.

(14)    Commitments and Contingencies

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

As to each of these matters, Beijing Marr has denied liability, except for certain amounts of back salary owed to Mr. Harris, and asserted substantive defenses, primarily based on Mr. Harris’ failure to carry out his duties as Chief Executive Officer of Beijing Marr.  For this reason, Beijing Marr has appealed all the judgments. A hearing of the appeal was held on October 29, 2009, and an additional hearing has been scheduled.  Meanwhile the parties are currently engaged in negotiations to settle.

On October 13, 2009, we entered into a 30-month lease (the “New Lease”) with Pacific Realty Associates, L.P. (the “Landlord”) for new headquarters in Portland, Oregon. The New Lease, which commences on December 1, 2009 and comprises approximately 4,741 square feet, has a base monthly rent of $7,000 plus operating expenses and taxes. The future minimal rent payments under the New Lease are $84,000 for 2010, $84,000 for 2011 and $35,000 for 2012.  Pursuant to the New Lease, we and the Landlord have agreed to terminate our existing lease that we entered into in September 2007 (the “Existing Lease”) effective upon such time as we begin occupancy of the new premises.  The Existing Lease comprises approximately 11,252 square feet, in Portland, including manufacturing space that we no longer need, and provides for base monthly rent of $12,152, escalating in stages to $13,165 over the following three years of the lease term.  The New Lease does not provide for a security deposit, and the Landlord has agreed to apply our security deposit under the Existing Lease, totaling $47,258, toward tenant improvements on the new premises.

(15)    Subsequent Events

During the first quarter of 2010, we have received an aggregate of $150,000 in advances from existing investors in anticipation of entering into subscription agreements. We are using the proceeds of these investments for general working capital purposes.

On March 6, 2010 we signed an agreement with Morningtown, a holder of our 8% Convertible Promissory Notes, where Morningtown agreed to convert $128,321 of the $228,321 of their debt as of 31 December, 2009 to equity and transfer the remaining $100,000 into a unsecured two year note, part of which will be offset by royalty payments from a third party affiliated with Morningtown.

On March 21, 2010 Beijing Marr, Calypte and a third party investor signed a nonbinding agreement regarding the basic terms, subject to the negotiation of a definitive agreement.  The parties have agreed to a deadline of three months from the date of signing on the nonbinding agreement for entering into a definitive agreement, after which any party will have the right to discontinue negotiations.

We have evaluated all other subsequent events through the date of this filing, and determined there are no other material recognized or unrecognized subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2010	CALYPTE BIOMEDICAL CORPORATION

	By:	/s/ Adel Karas
Adel Karas
President, Chief Executive Officer, Chief Financial Officer and Secretary

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Adel Karas	President, Chief Executive Officer, Chief Financial Officer (Principal	March 31, 2010
Adel Karas	Financial and Accounting Officer) and Secretary, Director

/s/ Tareq Al Yousefi	Director	March 31, 2010
Tareq Al Yousefi

/s/ Kartlos Edilashvili	Director	March 31, 2010
Kartlos Edilashvili

S-1