Form 10-Q
period 2010-03-31
CALYPTE BIOMEDICAL CORP
filed 2010-06-24
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The registrant had 477,344,052 shares of common stock outstanding as of June 18, 2010.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25	$176
Accounts receivable, net of allowance of $0 at March 31, 2010 and $34 at December 31, 2009	45	42
Inventory	365	310
Prepaid expenses	5	8
Other current assets	17	10

Total current assets	457	546

Property and equipment, net of accumulated depreciation of $1,063 and $1,043 at March 31, 2010
and December 31, 2009, respectively	2,763	2,787
Intangible assets, net of accumulated amortization of $927 and $872 at March 31, 2010
and December 31, 2009, respectively	2,007	2,061
Other assets	27	27

Total assets	$5,254	$5,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,784	$2,810
Advances from related parties	2,256	2,256
Advances from shareholder	150	388
8% Convertible notes payable, including accrued interest of $467 and $365, at March 31, 2010
and December 31, 2009, respectively	6,220	6,333
7% Notes payable to a related party, including accrued interest of $1,196 and $1,102, at
March 31, 2010 and December 31, 2009, respectively	5,396	5,302
4% Note payable, including accrued interest of $2 at March 31, 2010	102	-
12% Convertible debentures payable	60	60

Total current liabilities	16,968	17,149

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at
March 31, 2010 and December 31, 2009; 100,000 shares issued and outstanding at March 31,
2010 and December 31, 2009; aggregate redemption and liquidation value of $1,000 plus
cumulative dividends	3,446	3,416

Total liabilities	20,414	20,565

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at March 31, 2010 and
December 31, 2009; 477,344,052 and 461,355,457 shares issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively	14,320	13,841
Additional paid–in capital	159,791	159,738
Other comprehensive income	126	125
Accumulated deficit	(188,908)	(188,377)

Total Calypte Biomedical Corporation stockholders’ deficit	(14,671)	(14,673)

Noncontrolling interests in consolidated entities	(489)	(471)

Total stockholders’ deficit	(15,160)	(15,144)

Total liabilities and stockholders’ deficit	$5,254	$5,421

 See accompanying notes to condensed consolidated financial statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Product sales	$136	$176

Operating costs and expenses:
Cost of product sales	46	75
Research and development expenses	84	43
Selling, general and administrative expenses (non-cash of $16 and $121
for 2010 and 2009, respectively)	317	755

Total operating expenses	447	873

Loss from operations	(311)	(697)

Interest expense, net (non-cash expense of $147 and $546 for
2010 and 2009, respectively)	(241)	(620)

Other income, net	3	75

Loss before income taxes	(549)	(1,242)

Provision for income taxes	-	-

Net loss	(549)	(1,242)

Less: Loss attributed to noncontrolling interests in consolidated entities	18	64

Net loss attributed to Calypte Biomedical Corporation	$(531)	$(1,178)

Other comprehensive earnings:

Net loss	(549)	(1,242)

Gain on foreign currency translation	-	-

Comprehensive loss	(549)	(1,242)

Comprehensive loss attributed to noncontrolling interests in consolidated entities	(18)	(64)

Comprehensive loss attributed to Calypte Biomedical Corporation	$(531)	$(1,178)

Net loss per share (basic and diluted)	$(0.001)	$(0.003)

Weighted average shares used to compute net loss per share
(basic and diluted)	466,405	439,355

 See accompanying notes to condensed consolidated financial statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(531)	$(1,178)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	78	113
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts
and deferred debt issuance and other offering costs	-	399
Dividends on mandatorily redeemable Series A preferred stock	30	30
Stock-based employee compensation expense	16	120
Fair market value of common stock, warrants, and options granted for services	-	1
Loss on disposition of equipment	1	-
Loss attributed to noncontrolling interest in consolidated entities	(18)	(64)
Changes in operating assets and liabilities:
Accounts receivable	(4)	(32)
Inventory	(55)	15
Prepaid expenses and other current assets	(4)	15
Accounts payable, accrued expenses and other current liabilities	185	286

Net cash used in operating activities	(302)	(295)

Cash flows from financing activities:
Proceeds from shareholder advances	150	-
Proceeds from related party advance	-	300

Net cash provided by financing activities	150	300

Net increase (decrease) in cash and cash equivalents	(152)	5

Effect of foreign currency exchange rates on cash	1	(2)

Cash and cash equivalents at beginning of period	176	196

Cash and cash equivalents at end of period	$25	$199

Supplemental disclosure of cash flow activities:
Cash paid for interest	$94	$74

Supplemental disclosure of noncash activities:
Conversion of accrued interest into notes payable	-	117
Conversion of notes and accrued interest to common stock	128	-

 See accompanying notes to condensed consolidated financial statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company

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

In January 2006, we became the 51% owner of Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). We purchased our equity interest from Marr Technologies Asia Limited (“Marr Asia”), an affiliate of Marr, which owns the remaining 49% interest of Beijing Marr. In 2008, Beijing Marr obtained the necessary governmental approvals to manufacture, market, distribute and sell our AwareTM HIV-1/2 OMT test and has begun to manufacture and market the test. The Beijing Marr manufacturing facility has its ISO 13485:2003 qualification.  The intent of this venture was to have the capability to manufacture our products for sale in China and for export to other countries that only permit import of products that have governmental approval in the country of manufacture.

Since late 2004, we have been manufacturing and selling an HIV-1 BED Incidence EIA test, our AwareTM BED Incidence Test, through an arrangement with the U.S. Centers for Disease Control and Prevention (the “CDC”).

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

During the first quarter of 2010, we incurred a net loss of $0.5 million.  At March 31, 2010, we had a working capital deficit of $16.5 million and our stockholders’ deficit was $15.2 million.  Our cash balance at March 31, 2010 was $0.03 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2010.

As discussed in Note 5, as of March 31, 2010, we owed $6.2 million under the 8% Convertible Promissory Notes and related Interest Notes and $5.4 million under the 7% Promissory Notes.   We have been in default under these notes since April 2009 and are currently negotiating an agreement with Marr and two affiliates of Marr (the “Debt Agreement”) providing for the restructuring of our indebtedness to Marr and the transfer of our interests in two Chinese joint ventures, Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”) and Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”), in which we hold a 51% equity and the Marr affiliates hold a 49% equity interest.   In conjunction with this agreement, Calypte and Marr are also negotiating an agreement with a third party investor (the “Investor”) pursuant to which the Investor would take over our equity interests in Beijing Marr and Beijing Calypte as well as a portion of Marr’s interests, and make further investments in Beijing Marr.  On March 21, 2010 the parties signed a nonbinding agreement regarding the basic terms, subject to the negotiation of a definitive agreement.  The parties have agreed to a deadline of three months from the date of signing the nonbinding agreement for entering into a definitive agreement, after which any party will have the right to discontinue negotiations.   Also, on March 6, 2010 we signed an agreement with Morningtown Limited (“Morningtown”), a holder of our 8% Convertible Promissory Notes, where Morningtown agreed to convert $128,321 of the $228,321 of their debt as of December 31, 2009 to equity and transfer the remaining $100,000 into an unsecured two year note, part of which will be offset by royalty payments from a third party affiliated with Morningtown.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 3, 2010, we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lupascu pursuant to which Ms. Lupascu agreed to purchase 12,933,333 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $388,000, which Ms. Lupascu had advanced to us in September, October and December 2009. The Shares were issued pursuant to Regulation S under the Securities Act of 1933 (the “Securities Act”). The Subscription Agreement contains customary representations and warranties by Ms. Lupascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lupascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act. We used the proceeds of the private placement for general working capital purposes.

Ms. Lupascu advanced $50,000 on February 11, 2010, and Mr. David Khidasheli advanced $50,000 and $50,000 on February 9, 2010 and March 24, 2010, respectively, in anticipation of entering into future subscription agreements.  We are using the proceeds of these investments for general working capital purposes.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of March 31, 2010 and the consolidated results of our operations and our consolidated cash flows for the three month period ended March 31, 2010.  The accompanying condensed consolidated balance sheet at December 31, 2009 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2009 included in our Form 10-K filed with the SEC on March 31, 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except in the event of verified product defect, we do not permit product returns.  Our products must be maintained under rigidly controlled conditions that we cannot control after the product has been shipped to the customer.

We provide no price protection.  Subject to the conditions noted above, we recognize revenue upon shipment of product.

Royalty Revenue

Royalty Revenue is recognized upon receipt of the semi-annual royalty data from the licensee, as designated in the royalty agreement, and when collectability is assured.

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

AwareTM BEDTM HIV-1 Incidence Test	$87	$121
AwareTM Rapid HIV diagnostic tests	29	55
AwareTM Messenger	20

Revenue from product sales	$136	$176

Sales to international customers accounted for approximately 66% and 74% of our revenues in the first quarter of 2010 and 2009, respectively.  Four customers accounted for approximately 62% of our first quarter 2010 revenue.  Four customers accounted for approximately 65% of our first quarter 2009 revenue.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 44,300,748 shares and 204,471,272 shares were excluded from the computation of loss per share for the three month periods ended March 31, 2010 and 2009, respectively, as their effect is anti-dilutive.  The computation of loss per share also excludes 19,177,274 shares and 19,504,208 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and, 7% Notes issued under the Marr Credit Facility for quarters ended March 31, 2010 and 2009, respectively, as their effect is also anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the first quarter 2010 presentation.

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

Adoption of New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

(3)	Inventory

Inventory as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials	$322	$248
Work-in-process	20	19
Finished goods	23	43

Total inventory	$365	$310

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Trade accounts payable	$1,355	$1,437
Accrued royalties	153	135
Accrued salary and vacation pay	35	37
Customer prepayments on purchases	7	10
Accrued interest	498	382
Accrued audit, legal and consulting expenses	37	90
Accrued liabilities under intellectual property license agreements	40	40
Accounts payable and accrued expenses of consolidated joint ventures	100	119
Accrued liabilities of legacy business	190	190
Accrued liability for acquisition of Chinese manufacturing operation	350	349
Other	19	21

Total accounts payable and accrued expenses	$2,784	$2,810

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)	Notes and Debentures Payable

The following table summarizes note and debenture activity for the three months ended March 31, 2010 (in thousands):

	Balance		Conversion	Conversion to 4% Note	Balance	Discount at	Net Balance at
	12/31/09	Additions	to Equity	Payable	3/31/10	3/31/10	3/31/10

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$(115)	$(100)	$4,184
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	108	-	-	-	108
April 3, 2008 Interest	110	-	-	-	110
July 3, 2008 Interest	111	-			111
October 3, 2008 Interest	115	-	-	-	115
January 3, 2009 Interest	117	-	-	-	117
April 3, 2009 Interest	117	-	-	-	117

Total 8% Secured Convertible Notes	$5,968	$-	$(115)	$(100)	$5,753	$-	$5,753

7% Promissory Notes to related party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$-	$4,200

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

4% Note Payable –
Morningtown	$-	$100	$-	$-	$100	$-	$100

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2010, we have not repaid the aggregate $6,220,000, including $467,000 in accrued interest, due to the three remaining Convertible Note holders, one of which is Marr, under the terms of our Secured 8% Convertible Promissory Notes dated April 4, 2005.  Additionally, we have not repaid the aggregate of $5,396,000 of the 7% Promissory Notes due under the 2005 Marr Credit Facility, as amended, including $1,196,000 of accrued interest through March 31, 2010.  Consequently, we are in default under the Convertible Notes, and related Interest Notes, and the Marr Credit Facility. Our interest rate for the post default period is 9% under the terms of these debt agreements.

We are currently negotiating an agreement (the “Debt Agreement”) with Marr and an affiliate of Marr providing for the restructuring of our indebtedness to Marr and the transfer of our interests in two Chinese joint ventures, Beijing Marr and Beijing Calypte, in which we hold a 51% equity and the Marr affiliates hold a 49% equity interest.   In conjunction with this agreement, Calypte and Marr are also negotiating an agreement with a third party investor (the “Investor”) pursuant to which the Investor would take over our equity interests in Beijing Marr and Beijing Calypte as well as a portion of Marr’s interests, and make further investments in Beijing Marr.  On March 21, 2010 the parties signed a nonbinding agreement regarding the basic terms, subject to the negotiation of a definitive agreement.  The parties have agreed to a deadline of three months from the date of signing the nonbinding agreement for entering into a definitive agreement, after which any party will have the right to discontinue negotiations.  Also, on March 6, 2010 we signed an agreement with Morningtown, a holder of our 8% Convertible Promissory Notes, where Morningtown agreed to convert $128,321 of the $228,321 of their debt as of December 31, 2009 to equity and transfer the remaining $100,000 into a unsecured two year note, part of which will be offset by royalty payments from a third party affiliated with Morningtown.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

The table below summarizes the components of interest expense for the three month period ended March 31, 2010 and 2009 related to the notes and debentures described above and other financing instruments as reported in the Consolidated Statements of Operations (in thousands):

	Three Months ended March 31,
	2010	2009

Interest expense on debt instruments paid or payable in cash	$(94)	$(74)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	(115)	(117)
Accrued interest on 4% Note Payable	(2)	-
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and
Marr Credit Facility notes	-	(399)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)

Total non-cash items	(147)	(546)

Total interest expense	$(241)	$(620)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Stockholders’ Deficit

2010 Private Placements

On February 9, 2010 and March 24, 2010, David Khidasheli advanced $50,000 each, in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.

On February 11, 2010, Carolina Lupascu advanced $50,000 in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.

On March 3, 2010 we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lupascu pursuant to which Ms. Lupascu agreed to purchase 12,933,333 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $388,000, which Ms. Lupascu had advanced to us in 2009. The Shares will be issued pursuant to Regulation S under the Securities Act. The Subscription Agreement contains customary representations and warranties by Ms. Lupascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lupascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act.

Warrants, options and stock grants

At March 31, 2010, we had warrants outstanding to purchase an aggregate of 41,250,747 shares of our common stock at a weighted average price of $0.105 per share, as summarized in the following table:

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Share Based Payments

We maintain stock compensation plans for our employees and directors, which are described in Note 10, Share Based Payments, in the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K filed with the SEC on March 31, 2010.  We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as codified in FASB ASC topic 718, Compensation — Stock Compensation (“ASC 718”), effective January 1, 2006.  ASC 718 requires that we recognize the fair value of stock compensation, including stock options, in our statement of operations.  We recognize the stock compensation expense over the requisite service period of the individual grantees, which is generally the same as the vesting period of the grant.  All of our stock compensation is accounted for as an equity instrument.

We did not grant any options to employees or members of our Board of Directors during the first quarters of 2010 or 2009. Under the provisions of ASC 718, we have recorded approximately $16,000 of stock based employee compensation expense in our condensed consolidated statement of operations for the three months ended March 31, 2010.  Of the total expense, $6,000 has been recorded as selling, general and administrative expense, and $10,000 as research and development expense.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2009 through March 31, 2010:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2009	3,300,000	$0.127	7.27	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(250,000)	$0.310

Options outstanding at March 31, 2010	3,050,000	$0.112	7.62	$0

Options vested and exercisable at December 31, 2009	3,300,000	$0.127	7.27	$0

Options vested and exercisable at March 31, 2010	3,050,000	$0.112	7.62	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At March 31, 2010, the market price of our stock was $0.0075 per share, and none of our options were in-the-money.  No options were exercised in the three month period ending March 31, 2010.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding under all of our option plans at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.11	3,000,000	7.66	$0.110	3,000,000	$0.110
$0.23	50,000	5.07	$0.230	50,000	$0.230

	3,050,000	7.62	$0.112	3,050,000	$0.112

We did not record any income tax benefits for stock-based compensation arrangements for the three month periods ended March 31, 2010 and 2009, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(8)	Related Party Transactions

At March 31, 2010, Marr held an aggregate of $3,860,582 of our 8% Secured Convertible Notes plus $313,136 in accrued interest and $4,200,000 under the Marr Credit Facility, plus $1,196,000 of related accrued interest.  Additionally, Marr holds approximately 15% of our outstanding common stock.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Subsequent Events

During the second quarter of 2010, we have received an aggregate of $150,000 in advances from existing investors in anticipation of entering into subscription agreements. We are using the proceeds of these investments for general working capital purposes.

We have evaluated all other subsequent events through the date of this filing, and determined there are no other material recognized or unrecognized subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the first quarter of 2010, we continued to focus on restarting our modest research and development operations and restructuring our debt.  We are continuing to make progress with our small research and development staff.  We continue to make fresh batches of AwareTM HIV-1/2 OMT rapid tests.  We continued to sell existing inventory of our AwareTM BED Incidence kits during the current quarter, and will be making new production batches as needed.  With the limited resources we have, our research and development staff have started a preliminary investigation into the Aware II platform. The AwareTM II line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the “Ani Platform”). This license and the associated technology provides us the platform and the required technology to commercially sell into the developed world markets.

Our ability to obtain a small stream of funding through private placements of common stock has enabled us to continue our operations. However, we do not have any definitive agreements for continued funding, and there is no assurance that any such continued funding will be available to us on acceptable terms, or at all.  If such additional funding is not available to us when required or is not available to us on acceptable terms, our liquidity and financial condition will be adversely affected and we will likely be unable to continue our operations.

In the event we continue to receive funding, we will remain focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and keeping our operating costs low.

We believe the demand for fast, easy-to-use HIV tests is strong and growing. By many accounts, governments are requiring more testing for HIV and allocating more funds to such testing, and non-governmental organizations and charities have increased their funding for HIV testing too.  Although we believe that we will be able to increase market acceptance of our products and our market position, there are outside factors that could adversely affect demand for our products, including global economic conditions that affect funding for HIV testing and national policies regarding HIV testing adopted by foreign governments.

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

Management believes that we have the ability to sustain our operations, at least for the near-term, through the renegotiation of our debt obligations, effective management of our operations and the ability to raise additional capital through private placements of equity. However, if we are unable to terminate our debt obligations or if we are unable to raise sufficient additional capital, we will be unable to meet our operating and debt obligations and will likely be unable to continue our operations.

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
In order to accomplish our business plan and meet our financial obligations, we must:

•	Restructure the debt.
•	Raise additional capital to fund working capital requirements.
•	Reduce accounts payable and other debt and associated fixed costs.
•	Increase marketing and sales of our current products through our current and new distribution network.
•	Develop new products for the US and other western markets.

Financial Considerations

Our consolidated operating cash burn rate for the first three months of 2010 was approximately $302,000, compared to $295,000 in the first three months of 2009.  Our focus in this quarter was on keeping a minimal level of operations and make incremental progress on new products as well as continuing to successfully produce new batches of our existing products. We relied primarily on funds from two investors.

During the first three months of 2009, we incurred a net loss of $0.5 million.  At March 31, 2010, we had a working capital deficit of $16.5 million, including $11.6 million in principal and accrued interest under the 8% convertible notes and 7% notes payable to Marr, all of which was due on April 3, 2009, and our stockholders’ deficit was $15.2 million.  Our cash balance at March 31, 2010 was $0.03 million. We received additional advances from investors after March 31, 2010 and our cash balance as of June 15, 2010 was $0.05 million. We do not believe this cash balance is sufficient to enable us to fund our operations through the remainder of 2010 and will need to raise additional capital to fund our operations in the near term.

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

Consistent with our policy on impairment of long-lived assets, given the March 31, 2010 operating loss and negative cash flow, the carrying values of Calypte and Beijing-Marr long-lived assets were compared against the undiscounted cash flows of the two entities over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels, as well as product in development phase.  We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009 have not changed materially since year-end.

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Total revenues	$136	$176
Cost of product sales	46	75

Gross Margin	90	101

Operating expenses:
Research and development	84	43
Selling, general and administrative	317	755

Total operating expenses	401	798

Loss from operations	(311)	(697)

Interest expense, net	(241)	(620)
Other income, net	3	75

Net loss before income taxes	$(549)	$(1,242)

Less: Loss attributed to noncontrolling interests in consolidated entities	18	64

Net loss attributed to Calypte Biomedical Corporation	$(531)	$(1,178)

Quarter ended March 31, 2010 and 2009

Our revenue for the first quarter of 2010 totaled $136,000 compared with $176,000 for the first quarter of 2009, a decrease of $40,000 or 23%.  Sales of our BED Incidence Test accounted for 64% of our sales in the first quarter of 2010, compared with 69% in the first quarter of 2009.  Revenue from the sales of the BED Incidence Test decreased by 5% in 2010 compared with 2009.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 21% and 31% of our sales in the first quarter of 2010 and 2009, respectively.  First quarter 2010 revenues from the sale of our rapid tests decreased by 49% compared with rapid test revenues in the first quarter of 2009.  Sales of our HIV-1/2 rapid tests are also irregular during this commercialization period as we gain approvals for and begin distribution of those tests in various parts of the world.  Sales of our Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents accounted for 15% of our sales in the first quarter of 2010.

We reported gross margins of 66% and 58% of sales in the first quarter of 2010 and 2009, respectively. The margins we reported in both 2010 and 2009, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are also not reflective of steady state costs.

During the first three months of 2010, we incurred a net loss of $0.5 million, compared to $1.2 million during the first three months of 2009.  At March 31, 2010, we had a working capital deficit of $16.5 million.

Research and development costs increased by $41,000, or 95%, from $43,000 in the first quarter of 2009 to $84,000 in the first quarter of 2010.  The entire increase is due to salary and benefits expenses attributable to the hiring of R&D staff to replace staff that had been laid off in the fourth quarter of 2008.

Selling, general and administrative costs decreased by $438,000, or 58%, from $755,000 in the first quarter of 2009 to $317,000 in the first quarter of 2010.  The primary components of the net decrease include the following:

•	a decrease of $230,000 in salary and benefits expenses attributable to the elimination of certain senior administrative positions and sales and marketing positions.
•	a decrease of approximately $208,000 in legal costs, travel, insurance and other expenses attributable to controlled spending.

Our loss from operations for the first quarter of 2010 of $311,000, reflects a reduction of 55% compared with the loss of $697,000 reported for the first quarter of 2009.

We recorded net interest expense of $241,000 for the first quarter of 2010 compared with $620,000 of net interest expense in the first quarter of 2009.  The decreased expense in 2010 relates to amortization of discounts and derivative obligations associated with the March 2007 extension of the maturity of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009, which were being amortized over the period from March 2007 through April 3, 2009.

The following table summarizes the components of interest expense (in thousands):

	Three Months ended March 31,
	2010	2009

Interest expense on debt instruments paid or payable in cash	$(94)	$(74)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	(115)	(117)
Accrued interest on 4% Note Payable	(2)	-
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and
Marr Credit Facility notes	-	(399)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(30)	(30)

Total non-cash items	(147)	(546)

Total interest expense	$(241)	$(620)

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

Operating Activities

During each of the three months ended March 31, 2010 and the comparable period in 2009, we used cash of $0.3 million for our operating activities.  In the period ending March 31, 2010, the cash was used primarily for our selling, general and administrative expenses with increased R&D expense over 2009.  In the period ending March 31, 2009, the cash was used primarily for our selling, general and administrative expenses.

Financing Activities

During the three months ended March 31, 2010, we generated $150,000 from financing activities compared to $300,025 generated from financing activities during the three months ended March 31, 2009. The funds generated from financing activities in the three months ended March 31, 2010 were primarily the result of investor advances in anticipation of entering into future subscription agreements.

In 2010, to date, we have been able to generate financing from two investors.  Although we do not have definitive agreements with either of these investors for continuing financing, these investors have demonstrated their willingness to finance our operations on a regular basis, based on our continuing efforts to execute our business plan, including restructuring our debt.  However, there can be no assurances that these investors are willing or able to continue providing such financial support until such time as we are generating positive cash flow, nor has each of these investors provided any affirmative indication regarding to how long they expect to continue providing such support.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the bases of the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology and our products, timing of such development, timing of FDA and international regulatory reviews, market acceptance of our products by governmental and other public health agencies, health care providers and consumers, characteristics and growth of our market and customers, protection of our intellectual property, implementation of our strategic, operating and human resources initiatives, benefits to be derived from key personnel and directors, our ability to commercialize our products, our ability to obtain an increased market share in the diagnostic test market, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing and distribution channels, our distribution agreements and strategic alliances, our liquidity and capital resources, our ability to obtain additional capital as, and when, needed, and on acceptable terms, changes in health care policy in the United States or abroad and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  If we are not able to generate sufficient liquidity from operations and current potential resources or are unable to raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition, and we may be required to discontinue operations altogether. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

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

After multiple hearings, on August 12, 2009, the Beijing Chaoyang District, China, Labor Dispute Arbitration Commission (the “Beijing Labor Dispute Arbitration Commission”) awarded Mr. Harris, a judgment of RMB 1,591,529.6 ($233,704) for unpaid salary owed to him during the term of his employment and for severance under the terms of his terminated employment agreement. Both parties filed an appeal of the judgment with the Beijing Chaoyang District Court. A hearing of the appeal was held on October 29, 2009, and an additional hearing is being scheduled. Meanwhile, the parties are also engaged in negotiations to settle the case.

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

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 9 and March 24, 2010, David Khidasheli advanced $50,000 and $50,000, respectively, in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.

On February 11, 2010, Carolina Lupascu advanced $50,000 in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.

On March 3, 2010, we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lupascu pursuant to which Ms. Lupascu agreed to purchase 12,933,333 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $388,000, which Ms. Lupascu had advanced to us in 2009. The Shares were issued pursuant to Regulation S under the Securities Act. The Subscription Agreement contains customary representations and warranties by Ms. Lupascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lupascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act of 1933.

On March 6, 2010, we entered into a Confidential Settlement Agreement and Releases (the “Settlement Agreement”) with Morningtown pursuant to which, among other things, Morningtown agreed to the cancellation of $128,321 in outstanding indebtedness in consideration of which we agreed to issue 3,055,262 shares of our Common Stock to Morningtown.  The shares will be issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act.  The number of shares issuable pursuant to the Settlement Agreement is subject to adjustment in the event, within 180 days after the delivery of Morningtown’s promissory note for conversion, we convert other outstanding debt into shares of our Common Stock at a lower conversion price or grant antidilution protection in connection with such issuances of Common Stock; in such event, Morningtown will be entitled to receive additional shares so that its effective conversion price is the same, or will be entitled to receive equivalent antidilution rights, as the case may be.

Item 3.  Defaults Upon Senior Securities

On April 3, 2009, a total of $6 million became due and payable under our 8% Convertible Promissory Notes and related Interest Notes issued to Marr and two other lenders, and, on April 3, 2009, $5 million became due and payable under the 7% Promissory Notes issued under the 2005 Marr Credit Facility.  As of March 31, 2010, we have not repaid the aggregate $6,220,000, including $467,000 in accrued interest, due to the three remaining Convertible Note holders, one of which is Marr, under the terms of our Secured 8% Convertible Promissory Notes dated April 4, 2005.  Additionally, we have not repaid the aggregate of $5,396,000 of the 7% Promissory Notes due under the 2005 Marr Credit Facility, as amended, including $1,196,000 of accrued interest through March 31, 2010.  Consequently, we are in default under the Convertible Notes, and related Interest Notes, and the Marr Credit Facility. Our interest rate for the post default period is 9% under the terms of these debt agreements.

We are currently negotiating an agreement (the “Debt Agreement”) with Marr and an affiliate of Marr providing for the restructuring of our indebtedness to Marr and the transfer of our interests in two Chinese joint ventures, Beijing Marr and Beijing Calypte, in which we hold a 51% equity and the Marr affiliates hold a 49% equity interest.   In conjunction with this agreement, Calypte and Marr are also negotiating an agreement with a third party investor (the “Investor”) pursuant to which the Investor would take over our equity interests in Beijing Marr and Beijing Calypte as well as a portion of Marr’s interests, and make further investments in Beijing Marr.  On March 21, 2010 the parties signed a nonbinding agreement regarding the basic terms, subject to the negotiation of a definitive agreement.  The parties have agreed to a deadline of three months from the date of signing the nonbinding agreement for entering into a definitive agreement, after which any party will have the right to discontinue negotiations.  Although this deadline has passed, the parties are continuing to negotiate, and none of the parties has indicated that it intends to discontinue negotiating. There can be no assurance, however, that we will be able to reach acceptable terms or any terms with Marr or the Investor.  Not being able to reach such agreements, and being in default on the debt, will further hamper our ability to raise additional funds.

Also, on March 6, 2010 we signed an agreement with Morningtown, a holder of our 8% Convertible Promissory Notes, where Morningtown agreed to convert $128,321 of the $228,321 of their debt as of December 31, 2009 to equity and transfer the remaining $100,000 into an unsecured two year note, part of which will be offset by royalty payments from a third party affiliated with Morningtown.

Item 6.  Exhibits

  (a)   Exhibits

10.196	Subscription Agreement between the Company and Carolina Lupascu, dated as of March 3, 2010, between the Company and Carolina Lupascu.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: June 23, 2010	By:	/s/ Adel Karas
Adel Karas President, Chief Executive Officer, Chief Financial Officer and Secretary