Form 10-Q
period 2010-06-30
CALYPTE BIOMEDICAL CORP
filed 2010-10-29
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

15875 SW 72nd Ave,
Portland, Oregon  97224
(Address of principal executive offices)      (Zip Code)

 (503) 726-2227
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

The registrant had 477,344,052 shares of common stock outstanding as of October 13, 2010.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

			Page No.
PART I.	Financial Information

	Item 1.	Consolidated Financial Statements (unaudited):

		Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

		Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2010 and 2009	4

		Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 4T.	Controls and Procedures	20

PART II.	Other Information

	Item 1.	Legal Proceedings	20

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities	21

	Item 5.	Other Information

	Item 6.	Exhibits	21

SIGNATURES			22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share data)
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26	$160
Accounts receivable, net of allowance of $0 at June 30, 2010 and $34 at December 31, 2009	5	40
Inventory	314	219
Prepaid expenses	17	5
Current assets - of discontinued operations	177	122

Total current assets	539	546

Property and equipment, net of accumulated depreciation of $405 and $388 at June 30, 2010 and December 31, 2009, respectively	73	93
Intangible assets, net of accumulated amortization of $981 and $872 at June 30, 2010 and December 31, 2009, respectively	1,952	2,061
Other assets	19	19
Non-current assets - of discontinued operations	2,628	2,702

Total assets	$5,211	$5,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,487	$2,342
Advances from related parties	-	-
Advances from shareholder	350	388
8% Convertible notes payable, including accrued interest of $583 and $365, at June 30, 2010 and December 31, 2009, respectively	6,336	6,333
7% Notes payable to a related party, including accrued interest of $1,292 and $1,102, at June 30, 2010 and December 31, 2009, respectively	5,492	5,302
4% Note payable, including accrued interest of $3 at June 30, 2010	87	-
12% Convertible debentures payable	60	60
Current liabilities - of discontinued operations	2,821	2,724

Total current liabilities	17,633	17,149

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at June 30, 2010 and December 31, 2009; 100,000 shares issued and outstanding at June 30, 2010 and December 31, 2009; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,476	3,416

Total liabilities	21,109	20,565

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at June 30, 2010 and December 31, 2009; 477,344,052 and 461,355,457 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	14,320	13,841
Additional paid–in capital	159,736	159,738
Other comprehensive income	127	125
Accumulated deficit	(189,479)	(188,377)

Total Calypte Biomedical Corporation stockholders’ deficit	(15,296)	(14,673)

Noncontrolling interests in discontinued operations	(602)	(471)

Total stockholders’ deficit	(15,898)	(15,144)

Total liabilities and stockholders’ deficit	$5,211	$5,421

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Product sales	$59	$200	$190	$372

Operating costs and expenses:
Cost of product sales	40	108	84	182
Research and development expenses	36	2	120	45
Selling, general and administrative expenses (non-cash of ($54) and ($38) for the three and six months ended June 30, 2010, respectively, and non-cash of $36 and $156 for the three and six months ended June 30, 2009 respectively)	210	402	486	947

Total operating expenses	286	512	690	1,174

Loss from operations	(227)	(312)	(500)	(802)

Interest expense, net (non-cash expense of $146 and $294 for the three and six months ended June 30, 2010, respectively, and non-cash expense of $378 and $924 for the three and six months ended June 30, 2009, respectively)	(242)	(453)	(484)	(1,074)

Other income, net	15	-	18	-

Loss before income taxes	(454)	(765)	(966)	(1,876)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(454)	(765)	(966)	(1,876)

Net loss from discontinued operations	(117)	(33)	(136)	(100)

Net loss	$(571)	$(798)	$(1,102)	$(1,977)

Gain on foreign currency translation	-	1	-	1

Comprehensive loss	(571)	(797)	(1,102)	(1,976)

Net loss per share (basic and diluted)	$(0.001)	$(0.002)	$(0.002)	$(0.004)

Weighted average shares used to compute net loss per share (basic and diluted)	477,344	444,299	471,905	441,840

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
 (in thousands)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,102)	$(1,976)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	215	227
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts and deferred debt issuance and other offering costs	-	626
Dividends on mandatorily redeemable Series A preferred stock	60	60
Stock-based employee compensation expense	(38)	156
Fair market value of common stock, warrants, and options granted for services	-	1
Loss on disposition of equipment	1	-
Loss attributed to noncontrolling interest in disconnected operations	(131)	(95)
Changes in operating assets and liabilities:
Accounts receivable	6	(85)
Inventory	(103)	78
Prepaid expenses and other current assets	(15)	126
Accounts payable, accrued expenses and other current liabilities	656	280

Net cash used in operating activities	(451)	(602)

Cash flows from financing activities:
Proceeds from sale of stock, net of expenses	-	450
Principal payments on notes payable	(16)	-
Proceeds from shareholder advances	350	100

Net cash provided by financing activities	334	550

Net decrease in cash and cash equivalents	(117)	(52)

Effect of foreign currency exchange rates on cash	(4)	(4)

Cash and cash equivalents at beginning of period	176	196

Cash and cash equivalents at end of period	$55	$140

Supplemental disclosure of cash flow activities:
Cash paid for interest	$190	$153

Supplemental disclosure of noncash activities:
Conversion of accrued interest into notes payable	128	234

 See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

(1)	The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. Up until late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and blood-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we call our “Legacy Business.” In November 2005, we sold our Legacy Business and began to concentrate primarily on our rapid test platform products which we began developing in 2003. Our emphasis has been the development and commercialization of our AwareTM HIV-1/2 rapid tests. We have completed field trials and product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, AwareTM HIV-1/2 OMT averaged 99.7% accuracy. We have obtained regulatory approvals in a number of key countries in Africa, Southeast Asia, the Middle East, Russia, India and China. Sales of our rapid test products have so far been primarily through the efforts of our distributors in South Africa and the United Arab Emirates (“U.A.E”).

We are 51% owner in each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”).  As discussed in Notes 3 and 6, we have recently signed agreements to transfer our equity in these ventures to Kangplus (China) Holdings Ltd. (“Kangplus”), as part of the restructuring of our debt.

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

During the second quarter of 2010, we incurred a net loss of $0.6 million.  At June 30, 2010, we had a working capital deficit of $17.1 million and our stockholders’ deficit was $15.3 million.  Our cash balance at June 30, 2010 was $0.03 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2010.

As discussed in Note 6 and Note 11, as of June 30, 2010, we owed $6.3 million under the 8% Convertible Promissory Notes and related Interest Notes and $5.5 million under the 7% Promissory Notes.   We had been in default under these notes since April 2009.  In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital Partners Limited (“SF Capital”) and (ii) the transfer of our ownership interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus.

Since 2009, two investors, Carolina Lupascu and David Khidasheli have been supporting the Company through periodic equity investments. From January 1 through June 30, 2010, Ms. Lupascu has advanced $50,000 and Mr. Khidasheli has advanced $300,000, respectively, in anticipation of entering into future subscription agreements.  We are using the proceeds of these investments for general working capital purposes.

Notwithstanding the debt restructuring described above, our significant working capital deficit and limited cash resources place a high degree of doubt on our ability to continue our operations.  In light of our existing operations and financial challenges, we are exploring strategic and financing options.  Failure to obtain additional financing will likely cause us to seek bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of June 30, 2010 and the consolidated results of our operations and our consolidated cash flows for the three and six month period ended June 30, 2010.  The accompanying condensed consolidated balance sheet at December 31, 2009 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2009 included in our Form 10-K filed with the SEC on March 31, 2010.

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

Royalty Revenue

Royalty Revenue is recognized upon receipt of the semi-annual royalty data from the licensee, as designated in the royalty agreement, and when collectability is reasonably assured.

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

AwareTM BEDTM HIV-1 Incidence Test	$36	$186	$122	$305
AwareTM Rapid HIV diagnostic tests	21	11	65	58
All other	2	2	3	9

Revenue from product sales	$59	$200	$190	$372

Sales to international customers accounted for approximately 69% and 86% of our revenues in the second quarter of 2010 and 2009, respectively.  Four customers accounted for approximately 73% of our second quarter 2010 revenue.  Four customers accounted for approximately 63% of our second quarter 2009 revenue.

International sales accounted for approximately 67% and 71% of our revenues for the six months ended June 30 of 2010 and 2009, respectively. Five customers accounted for approximately 57% of our revenue for the six months ended June 30, 2010. Five customers accounted for approximately 60% of our revenue for the six months ended June 30, 2009.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 12,310,936 shares and 120,044,671 shares were excluded from the computation of loss per share for the three and six month periods ended June 30, 2010 and 2009, respectively, as their effect are anti-dilutive.  The computation of loss per share also excludes 200,157,439 shares and 19,894,291 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and 7% Notes issued under the 2005 Marr Credit Facility, between us and Marr Technologies BV (“Marr”), our largest stockholder, for the three and six month periods ended June 30, 2010 and 2009, respectively, as their effect is also anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the second quarter 2010 presentation.

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

(3)	Discontinued Operations

As previously mentioned in Note 1, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Captial Partners Limited (“SF Capital’) and (ii) the transfer of our ownership interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus.  As such, we have classified the businesses of the two consolidated Chinese joint ventures as discontinued operations for all periods presented.

Discontinued operations from the Condensed Consolidated Balance Sheets as June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Cash and cash equivalents	$29	$16
Accounts receivable	31	2
Inventory	98	91
Prepaid expenses	2	3
Other current assets	17	10
Current assets - of discontinued operations	$177	$122

Property and equipment	$3,364	$3,349
Accumulated depreciation	(741)	(655)
Other assets	5	8
Non-current assets - of discontinued operations	$2,628	$2,702

Accounts payable and accrued expenses	$2,821	$2,724
Current liabilities - of discontinued operations	$2,821	$2,724

Discontinued operations from the Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Product sales	$12	$1	$15	$3

Operating costs and expenses:
Cost of product sales	3	1	4	$1
Research and development expenses	-	-	-	$-
Selling, general and administrative expenses	126	88	147	$196

Total operating expenses	129	89	151	$197

Loss from operations	(117)	(88)	(136)	$(194)

Interest expense, net	-	(2)	-	$(1)
Other income, net	-	57	-	$95

Net loss attributible to Calypte from discontinued operations	$(117)	$(33)	$(136)	$(100)

(4)	Inventory

Inventory as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Raw materials	$236	$157
Work-in-process	77	19
Finished goods	1	43

Total inventory	$314	$219

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Trade accounts payable	$1,346	$1,437
Accrued royalties	164	135
Accrued salary and vacation pay	39	37
Customer prepayments on purchases	7	10
Accrued interest	615	382
Accrued audit, legal and consulting expenses	63	90
Accrued liabilities under intellectual property license agreements	40	40
Accrued liabilities of legacy business	190	190
Other	23	21

Total accounts payable and accrued expenses	$2,487	$2,342

(6)	Notes and Debentures Payable

The following table summarizes note and debenture activity for the six months ended June 30, 2010 (in thousands):

	Balance		Conversion	Conversion to	Balance	Discount at	Net Balance at
	12/31/09	Additions	to Equity	4% Notes Payable	6/30/10	6/30/10	6/30/10

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$(115)	$(100)	$4,184
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	108	-	-	-	108
April 3, 2008 Interest	110	-	-	-	110
July 3, 2008 Interest	111	-	-	-	111
October 3, 2008 Interest	115	-	-	-	115
January 3, 2009 Interest	117	-			117
April 3, 2009 Interest	117	-			117

Total 8% Secured Convertible Notes	$5,968	$-	$(115)	$(100)	$5,753	$-	$5,753

7% Promissory Notes to related party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$-	$4,200

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

4% Note Payable –
Morningtown	$-	$100	$-	$(16)	$84	$-	$84

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

As of June 30, 2010, we had not repaid the aggregate $6,336,000, including $583,000 in accrued interest, due to the two remaining Convertible Note holders, one of which is Marr, under the terms of our Secured 8% Convertible Promissory Notes dated April 4, 2005.  Additionally, we had not repaid the aggregate of $5,492,000 of the 7% Promissory Notes due under the 2005 Marr Credit Facility, as amended, including $1,292,000 of accrued interest through June 30, 2010.  Consequently, we were in default under the Convertible Notes, and related Interest Notes, and the Marr Credit Facility. Our interest rate for the post default period was 9% under the terms of these debt agreements. As discussed in Note 1 and Note 11, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus.  We have entered into a Debt Agreement (the “Debt Agreement”) with Marr and two Marr subsidiaries and an Equity Transfer Agreement (the “Equity Transfer Agreement”) with a Marr subsidiary and Kangplus. Under the Debt Agreement, $6,393,353.11 in outstanding indebtedness will be converted to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 as of December 31, 2009, will be cancelled. In consideration for such debt restructuring, we will, pursuant to the Equity Transfer Agreement, transfer our equity interests in each of our Chinese joint ventures to Kangplus and transfer certain related technology to Beijing Marr.

The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of Beijing Marr equity interests to Kangplus as contemplated by the Equity Transfer Agreement.  Notwithstanding this debt restructuring, our significant working capital deficit and limited cash resources place a high degree of doubt on our ability to continue our operations.  In light of our existing operations and financial challenges, we are exploring strategic and financing options.  Failure to obtain additional financing will likely cause us to seek bankruptcy protection.

Interest Expense

The table below summarizes the components of interest expense for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Interest expense on debt instruments paid or payable in cash	$(96)	$(75)	$(190)	$(150)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	(115)	(121)	(231)	(238)
Accrued interest on 4% Note Payable	(1)	-	(3)	-
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and Marr Credit Facility notes	-	(227)	-	(626)
Expense attributable to dividends on mandatorily redeemable Series	(30)	(30)	(60)	(60)
A preferred stock

Total non-cash items	(146)	(378)	(294)	(924)

Total interest expense	$(242)	$(453)	(484)	(1,074)

(7)	Stockholders’ Deficit

2010 Private Placements

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

From January 1 through June 30, 2010, Ms. Lupascu advanced $50,000 and David Khidasheli advanced $300,000, respectively, in anticipation of entering into future subscription agreements.  We are using the proceeds of these investments for general working capital purposes.

Warrants, options and stock grants

At June 30, 2010, we had warrants outstanding to purchase an aggregate of  9,260,936 shares of our common stock at a weighted average price of $0.09 per share, as summarized in the following table:

		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Warrant issued in connection with August 2008 Private Placement	1,000,000	$0.080	August 20, 2010
Warrant issued in connection with September 2008 Private Placement	1,000,000	$0.060	September 19, 2010
Series B warrants issued in connection with March 2007 Private Placement	4,135,935	$0.110	September 28, 2010
Warrants issued in connection with February 2007 Private Placement	2,500,001	$0.077	March 27, 2012
Warrants issued to placement agents in connection with the February
2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Warrant issued for investment banking services	500,000	$0.085	October 31, 2011

	9,260,936	$0.090

(8)	Share Based Payments

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

We did not grant any options to employees or members of our Board of Directors during the first or second quarters of 2010.   Under the provisions of SFAS 123R, we have recorded approximately $(38,000) of stock based employee compensation expense in our condensed consolidated statement of operations for the six months ended June 30, 2010.  Of the total expense, $(15,000) has been recorded as selling, general and administrative expense, and $(23,000) as research and development expense.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2009 through June 30, 2010:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2009	3,300,000	$0.127	7.27	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(250,000)	$0.310

Options outstanding at June 30, 2010	3,050,000	$0.112	7.37	$0

Options vested and exercisable at December 31, 2009	3,300,000	$0.127	7.27	$0

Options vested and exercisable at June 30, 2010	3,050,000	$0.112	7.37	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At June 30, 2010, the market price of our stock was $0.006 per share, and none of our options were in-the-money.  No options were exercised in the six month period ending June 30, 2010.

The following table summarizes information about stock options outstanding under all of our option plans at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.11	3,000,000	7.41	$0.110	3,000,000	$0.110
$0.23	50,000	4.82	$0.230	50,000	$0.230

	3,050,000	7.37	$0.112	3,050,000	$0.112

We did not record any income tax benefits for stock-based compensation arrangements for the six month periods ended June 30, 2010 and 2009, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(9)	Related Party Transactions

At June 30, 2010, Marr held an aggregate of $3,860,582 of our 8% Secured Convertible Notes plus $391,206 in accrued interest and $4,200,000 under the Marr Credit Facility, plus $1,292,000 of related accrued interest.  Additionally, Marr holds approximately 15% of our outstanding common stock.

(10)	Contingencies

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

(11)	Subsequent Events

During the third quarter of 2010, we have received an aggregate of $100,000 in advances from existing investors in anticipation of entering into subscription agreements. We are using the proceeds of these investments for general working capital purposes.

As discussed in Note 1 and Note 6, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus.  We have entered into a Debt Agreement (the “Debt Agreement”) with Marr and two Marr subsidiaries and an Equity Transfer Agreement (the “Equity Transfer Agreement”) with a Marr subsidiary and Kangplus. Under the Debt Agreement, $6,393,353.11 in outstanding indebtedness will be converted to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 as of December 31, 2009, will be cancelled. In consideration for such debt restructuring, we will, pursuant to the Equity Transfer Agreement, transfer our equity interests in each of our Chinese joint ventures to Kangplus and transfer certain related technology to Beijing Marr.

We have evaluated all other subsequent events through the date of this filing, and determined there are no other material recognized or unrecognized subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the second quarter of 2010, we continued our focus on restarting our modest research and development operations and finalizing the restructuring of our debt.  We are continuing to make progress with our small research and development staff.  We continue to make fresh batches of AwareTM HIV-1/2 OMT rapid tests and our AwareTM BED Incidence kits. Despite our limited resources, our research and development staff has continued our preliminary investigation into the Aware II platform, including a preliminary community trial in Portland, Oregon. The AwareTM II line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the “Ani Platform”). This license and the associated technology provides us the platform and the required technology to commercially sell into the developed world markets.

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

Outlook

We have historically incurred significant losses and cannot project when, if at all, our business will become cash-flow-positive.  During recent periods we have funded our operations through a series of equity investments by existing shareholders. Assuming these shareholders continue providing financial support, management believes that we have the ability to sustain our operations, at least for the near-term, through effective management. However, if we are unable to raise sufficient additional capital, we will be unable to meet our operating and debt obligations and will likely be unable to continue our operations.

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

Financial Considerations

Our consolidated operating cash burn for the first six months of 2010 was approximately $451,000, compared to $602,000 in the first six months of 2009.  Our focus in this quarter was on keeping a minimal level of operations and make incremental progress on new products as well as continuing to successfully produce new batches of our existing products. We relied primarily on funds from two investors.

During the first six months of 2010, we incurred a net loss of $571,000 including loss from discontinued operations of  $117,000.  At June 30, 2010, we had a working capital deficit of $17.1 million, including $11.8 million in principal and accrued interest under the 8% convertible notes and 7% notes payable to Marr, all of which was due on April 3, 2009, and our stockholders’ deficit was $15.9 million.  Our cash balance at June 30, 2010 was approximately $30,000. We received additional advances from investors after June 30, 2010 and our cash balance as of Oct 6, 2010 was approximately $40,000. We do not believe this cash balance is sufficient to enable us to fund our operations through the remainder of 2010 and will need to raise additional capital to fund our operations in the near term.

We currently have 800,000,000 shares of common stock authorized, of which approximately 753,456,066 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans.  If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions.  At the current market price of our common stock, we do not have sufficient authorized common stock to raise more than a few hundred thousand dollars, which is not sufficient to permit us to execute our business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, impairment of long-lived assets, intangible assets, income taxes, restructuring costs, derivative and anti-dilution liabilities and contingencies and litigation.  We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Consistent with our policy on impairment of long-lived assets, given the June 30, 2010 operating loss and negative cash flow, the carrying values of Calypte and Beijing Marr long-lived assets were compared against the undiscounted cash flows of the two entities over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels, as well as product in development phase.  We concluded that no impairment was required.

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

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total revenues	$59	$200	$190	$372
Cost of product sales	40	108	84	182

Gross Margin	19	92	106	190

Operating expenses:
Research and development	36	2	120	45
Selling, general and administrative	210	402	486	947

Total operating expenses	246	404	606	992

Loss from operations	(227)	(312)	(500)	(802)

Interest expense, net	(242)	(453)	(484)	(1,074)
Other income, net	15	-	18	-

Net loss from continuing operations	$(454)	$(765)	$(966)	$(1,876)

Net loss from discontinued operations	(117)	(33)	(136)	(100)

Net loss	$(571)	$(798)	$(1,102)	$(1,976)

Quarter ended June 30, 2010 and 2009
Continuing Operations

Our revenue from continuing operations for the second quarter of 2010 totaled $59,000 compared with $200,000 for the second quarter of 2009, a decrease of $141,000.  This decrease was due to the loss of a U.S. customer of AwareTMBED Incidence Test to a competitor but was partially offset by an increase in sales of our AwareTM OMT HIV-1/2 product in Africa. Sales of our AwareTMBED Incidence Test accounted for 60% of our sales in the second quarter of 2010, compared with 93% in the second quarter of 2009.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM OMT HIV-1/2 rapid tests accounted for35% and5% of our sales in the second quarter of 2010 and 2009, respectively.  Second quarter 2010 revenues from the sale of our rapid tests increased by 186% compared with rapid test revenues in the second quarter of 2009.

We reported gross margins of 32% in the second quarter of 2010 and 46% in the second quarter of 2009. The margins we reported in both 2010 and 2009, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.

Research and development costs, increased by $34,000, from $2,000 in the second quarter of 2009 to $36,000 in the second quarter of 2010, as we continue to ramp our R&D department back up.  Research and development costs consist of salary and benefits as well as consulting and legal expenses.

Selling, general and administrative costs of our continuing operations decreased by $192,000, or 48%, from $402,000 in the second quarter of 2009 to $210,000 in the second quarter of 2010.  The primary components of the net decrease include the following:

·	a decrease of $89,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in 2009;
·	a decrease of approximately $39,000 in legal fees;
·	a decrease of approximately $23,000 in overhead due to renegotiating our lease;
·	a decrease of approximately $19,000 in consulting fees; and
·	a decrease of approximately $20,000 in other various areas

Our loss from continuing operations for the second quarter of 2010 of $227,000, reflects a reduction of 27% compared with the loss of $312,000 reported for the second quarter of 2009.

The following table summarizes the components of interest expense (in thousands):

	Three Months ended June 30,
	2010	2009

Interest expense on debt instruments paid or payable in cash	$(96)	$(75)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	(115)	(121)
Accrued interest on 4% Note Payable	(1)	-
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and Marr Credit Facility notes	-	(227)
Expense attributable to dividends on mandatorily redeemable Series	(30)	(30)
A preferred stock

Total non-cash items	(146)	(378)

Total interest expense	$(242)	$(453)

We recorded net interest expense of $242,000 for the second quarter of 2010 compared with $453,000 of net interest expense in the second quarter of 2009.  The decreased expense in 2010 relates to amortization of discounts and derivative obligations associated with the March 2007 extension of the maturity of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009, which were amortized over the period from March 2007 through April 2009.  As described above, we have signed agreements to convert most of these notes to equity and terminate the remaining notes, which, when the transactions are completed, will extinguish these interest obligations.

Discontinued Operations

The revenue from our discontinued operations in China for the second quarter of 2010 totaled approximately $12,000, compared with approximately $1,000 for the second quarter of 2009, an increase of approximately $11,000.

Selling, general and administrative costs of our discontinued operations increased by approximately $38,000 or 43%, from $88,000  in the second quarter of 2009 to $126,000 in the second quarter of 2010.  This increase is primarily due to the restarting operations following a series of equity investments we received from a new equity investor.

Our loss from discontinued operations for the second quarter of 2010 of $117,000 reflects an increase of 33% compared with the loss of $88,000 reported for the second quarter of 2009.

Six Months Ended June 30, 2010 and 2009
Continuing Operations

Our revenue for the six month period ended June 30, 2010 totaled $190,000 compared with $372,000 for the six month period ended June 30, 2009, a decrease of $182,000, or 49%. This decrease was due to the loss of a U.S. customer of AwareTMBED Incidence Test to a competitor but was partially offset by an increase in sales of our AwareTM OMT HIV-1/2 product in Africa.  Sales of our AwareTMBED Incidence Test accounted for 64% of our sales in the six month period ended June 30, 2010, compared with 79% in the six month period ended June 30, 2009. Sales of our AwareTM HIV-1/2 rapid tests accounted for the majority of the balance of the revenue for the six months period ended June 30, 2010.

We reported gross margins of 56% and 51% of sales in the six month periods ended June 30, 2010 and 2009, respectively. The margins we reported in both 2010 and 2009, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

As we have restarted our research and development in late 2009 and continued to ramp up in 2010, such costs have increased by $75,000, or 167%, from $45,000 in the six month period ended June 30, 2009 to $120,000 in the six month period ended June 30, 2010.

Selling, general and administrative costs of our continuing operations decreased by $461,000 or 49%, from $947,000 in the six month period ended June 30, 2009 to $486,000 in the six month period ended June 30, 2010.  The primary components of the net decrease include the following:

·	a decrease of $215,000 in salary and benefits expenses attributable to the elimination of certain senior administrative and sales management positions in 2009;
·	a decrease of approximately $60,000 in consulting fees;
·	a decrease of approximately $61,000 in legal fees;
·	a decrease of $46,000 in insurance costs;
·	a decrease of approximately $29,000 in facility is due to renegotiating the lease;
·	a decrease of approximately $18,000 in travel; and
·	a decrease of approximately $18,000 in tax and audit fees

Our loss from continuing operations for the six month period ended June 30, 2010, at $500,000, reflects a reduction of 38% compared with the loss of $802,000 for the six month period ended June 30, 2009.

The following table summarizes the components of interest expense (in thousands):

	Six Months ended June 30,
	2010	2009

Interest expense on debt instruments paid or payable in cash	$(190)	$(150)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	(231)	(238)
Accrued interest on 4% Note Payable	(3)	-
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and Marr Credit Facility notes	-	(626)
Expense attributable to dividends on mandatorily redeemable Series	(60)	(60)
A preferred stock

Total non-cash items	(294)	(924)

Total interest expense	(484)	(1,074)

We recorded net interest expense of $484,000 for the six month period ended June 30, 2010 compared with $1,074,000 of net interest expense in the six month period ended June 30, 2009.  As described earlier, we have signed agreements to convert most of these notes to equity and terminate the remaining notes, which, when the transactions are completed, will extinguish these interest obligations.

Discontinued Operations

Our revenue from discontinued operations in China for the first six months of 2010 totaled $15,000, compared with $3,000 for the first six months of 2009, an increase of 12,000.

Selling, general and administrative costs of our discontinued operations decreased by $49,000, or 25%, from $196,000 in the first six months of 2009 to $147,000 in the first six months of 2010.  This decrease is primarily due to operations slowing down in 2009 and restarting in this year with the new investor in place.

Our loss from discontinued operations for the first six months of 2010 of $136,000 reflects a reduction of 30% compared with the loss of $194,000 reported for the first six months of 2009.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business plan.  We expect to need to continue to devote substantial capital resources to running our business, negotiating with creditors for the termination, reduction or restructuring of our trade payables and implementing our business plan.  Based on our current forecasts and assumptions, we believe that our existing cash and cash equivalents are insufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months or to pay our trade payables.  Given the state of the company, we have not made any plans for capital expenditures related to manufacturing and operations.

Operating Activities

During the six months ended June 30, 2010 and 2009 we used cash of $0.45 million and $0.6 million, respectively, in our operating activities.  In the period ended June 30, 2010, the cash was used primarily for our selling, general and administrative expenses as we restructured the operations.  In the period ended June 30, 2009, the cash was used primarily to ramp up our research and development, as well as for our selling, general and administrative expenses.

Financing Activities

During the six months ended June 30, 2010, we generated $334,000 from financing activities compared to $550,025 generated from financing activities during the six months ended June 30, 2009. The funds generated from financing activities in the six months ended June 30, 2009 were primarily the result of two partial exercises of a warrant by an investor and two small private placements of common stock with one new investor. The funds generated from financing activities in the six months ended June 30, 2010 were primarily the result of advances from two shareholders.

In 2010, to date, we have been able to generate financing from these two investors.  We are working to get a longer term commitment from these investors but we do not have definitive agreements with either of them for continued financing.

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

As described above we have signed an agreement that provides for our divestiture of our interests in these joint ventures, after which those ventures will no longer be subsidiaries whose results will be consolidated with our own.  Notwithstanding the foregoing to the extent we report any financial results in the future that cover periods prior to the completion of this divestiture, such results will continue to be effected by the material weakness described above.

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

Item 3.  Defaults Upon Senior Securities

On April 3, 2009, a total of $6 million became due and payable under our 8% Convertible Promissory Notes and related Interest Notes issued to Marr and two other lenders, and, on April 3, 2009, $5 million became due and payable under the 7% Promissory Notes issued under the 2005 Marr Credit Facility.  As of  June 30, 2010, we have not repaid the aggregate $6,336,000, including $583,000 in accrued interest, due to the three remaining Convertible Note holders, one of which is Marr, under the terms of our Secured 8% Convertible Promissory Notes dated April 4, 2005.  Additionally, we have not repaid the aggregate of $5,492,000 of the 7% Promissory Notes due under the 2005 Marr Credit Facility, as amended, including $1,292,000 of accrued interest through June 30, 2010.  Consequently, we are in default under the Convertible Notes, and related Interest Notes, and the Marr Credit Facility. Our interest rate for the post default period is 9% under the terms of these debt agreements.

In July 2010 we entered into a series of series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus.  We have entered into a Debt Agreement (the “Debt Agreement”) with Marr and two Marr subsidiaries and an Equity Transfer Agreement (the “Equity Transfer Agreement”) with a Marr subsidiary and Kangplus. Under the Debt Agreement, $6,393,353.11 in outstanding indebtedness will be converted to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 as of December 31, 2009, will be cancelled. In consideration for such debt restructuring, we will, pursuant to the Equity Transfer Agreement, transfer our equity interests in each of our Chinese joint ventures to Kangplus and transfer certain related technology to Beijing Marr.

The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of Beijing Marr equity interests to Kangplus as contemplated by the Equity Transfer Agreement.

Also, on March 6, 2010 we signed an agreement with Morningtown, a holder of our 8% Convertible Promissory Notes, where Morningtown agreed to convert $128,321 of the $228,321 of their debt as of December 31, 2009 to equity and transfer the remaining $100,000 into an unsecured two year note, part of which will be offset by royalty payments from a third party affiliated with Morningtown.

Item 6.  Exhibits

  (a)   Exhibits

10.197	Debt Agreement dated July 2, 2010 among the Registrant, Marr Technologies B.V. (“Marr”), Marr Technologies Limited (“MTL”) and Marr Technologies Asia Limited (“MTL”)
10.198*	Equity Transfer Agreement dated July 2, 2010 among the Registrant, Kangplus (China) Holdings Ltd., Marr, MTL and MTAL
10.199	Debt Conversion Agreement dated July 9, 2010 between the Registrant and SF Capital Partners Limited
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to portions of this exhibit. These portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: October 28, 2010	By:	/s/ Adel Karas
Adel Karas President, Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary