Form 10-Q/A
period 2010-06-30
CALYPTE BIOMEDICAL CORP
filed 2010-11-22
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1 to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

The registrant had 477,344,052 shares of common stock outstanding as of October 13, 2010.

CALYPTE BIOMEDICAL CORPORATION

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A for Calypte Biomedical Corporation is being filed solely for the purpose of filing a revised version of Exhibit 10.198.  No additions or changes have been or are otherwise being made to the information contained in the Form 10-Q that was filed with the Securities and Exchange Commission on October 29, 2010.  Accordingly, this Form 10-Q/A should be read in conjunction with the other filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

Item 6.  Exhibits

   (a)   Exhibits

10.197*	Debt Agreement dated July 2, 2010 among the Registrant, Marr Technologies B.V. (“Marr”), Marr Technologies Limited (“MTL”) and Marr Technologies Asia Limited (“MTL”)
10.198**	Equity Transfer Agreement dated July 2, 2010 among the Registrant, Kangplus (China) Holdings Ltd., Marr, MTL and MTAL
10.199*	Debt Conversion Agreement dated July 9, 2010 between the Registrant and SF Capital Partners Limited
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   * Previously filed.

   ** Confidential treatment has been requested with respect to portions of this exhibit. These portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: November 19, 2009	By:	/s/ Adel Karas
Adel Karas President, Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary