Form 10-Q
period 2010-09-30
CALYPTE BIOMEDICAL CORP
filed 2011-01-28
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 677,501,491 shares of common stock outstanding as of January 24, 2011.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

			Page No.
PART I.	Financial Information

	Item 1.	Consolidated Financial Statements (unaudited):

		Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3

		Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2010 and 2009	4

		Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2010 and 2009	5

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 4.	Controls and Procedures	20

PART II.	Other Information

	Item 1A.	Risk Factors	21

	Item 6.	Exhibits	21

SIGNATURES			22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31	$160
Accounts receivable, net of allowance of $0 at September 30, 2010 and $34 at December 31, 2009	36	40
Inventory	297	219
Prepaid expenses	83	5
Current assets of discontinued operations	-	122

Total current assets	447	546

Property and equipment, net of accumulated depreciation of $391 and $388 at September 30, 2010 and December 31, 2009, respectively	72	93
Intangible assets, net of accumulated amortization of $1,036 and $872 at September 30, 2010 and December 31, 2009, respectively	1,898	2,061
Other assets	19	19
Non-current assets of discontinued operations	-	2,702

Total assets	$2,436	$5,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,975	$2,342
Advances from shareholder	550	388
8% Convertible notes payable, including accrued interest of $365, at December 31, 2009	-	6,333
7% Notes payable to a related party, including accrued interest of $1,102, at December 31, 2009	-	5,302
4% Note payable, including accrued interest of $3 at September 30, 2010	88	-
12% Convertible debentures payable	60	60
Deferred revenue	27	-
Current liabilities of discontinued operations	-	2,724

Total current liabilities	2,700	17,149

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at September 30, 2010 and December 31, 2009; 100,000 shares issued and outstanding at September 30, 2010 and December 31, 2009; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,506	3,416

Total liabilities	6,206	20,565

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at September 30, 2010 and December 31, 2009; 677,501,491 and 461,355,457 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	15,483	13,841
Additional paid–in capital	159,745	159,738
Other comprehensive income	(1)	125
Accumulated deficit	(178,997)	(188,377)

Total Calypte Biomedical Corporation stockholders’ deficit	(3,770)	(14,673)

Noncontrolling interests in discontinued operations	-	(471)

Total stockholders’ deficit	(3,770)	(15,144)

Total liabilities and stockholders’ deficit	$2,436	$5,421

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Product sales	$124	$25	$314	$402

Operating costs and expenses:
Cost of product sales	77	35	162	218
Research and development expenses (non-cash of $2 and ($22)
for the three and nine months ended September 30, 2010, respectively, and non-cash of $9 and ($12) for the three and nine months ended
September 30, 2009 respectively)
Selling, general and administrative expenses (non-cash of $1 and ($14)	69	51	189	96
for the three and nine months ended September 30, 2010, respectively, and non-cash of $104 and $281 for the three and nine months ended
September 30, 2009 respectively)	253	545	739	1,682

Total operating expenses	399	631	1,090	1,996

Loss from operations	(275)	(606)	(776)	(1,594)

Interest expense, net (non-cash expense of $31 and $325 for
the three and nine months ended September 30, 2010, respectively, and non-cash expense of $325 and $1,076 for the three and nine
months ended September 30, 2009, respectively)	(31)	(227)	(515)	(1,306)

Gain on transfer of assets	2,289	-	2,289	-
Gain on restructuring of notes	8,500	-	8,500	-
Other income, net	5	21	24	110

Net income(loss) before income taxes	10,488	(812)	9,522	(2,790)

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	10,488	(812)	9,522	(2,790)

Net loss attributable to Calypte from discontinued operations	-	(49)	(136)	(141)

Net loss attributable to noncontrolling interest from discontinued operations	-	(46)	(131)	(136)

Net income (loss)	$10,488	$(907)	$9,255	$(3,067)

Gain on foreign currency translation	-	-	-	1

Comprehensive income (loss)	10,488	(907)	9,255	(3,066)

Net income (loss) per share from continuing operations	$0.021	$(0.002)	$0.020	$(0.006)

Net income (loss) per share attributable to Calypte from discontinued operations	(0.000)	(0.000)	(0.001)	(0.001)

Net income (loss) per share (basic and diluted)	$0.021	$(0.002)	$0.019	$(0.007)

Weighted average shares used to compute net income (loss) per share	492,573	455,649	478,870	446,494
(basic and diluted)

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$9,522	$(2,790)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	190	338
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts
and deferred debt issuance and other offering costs	-	626
Dividends on mandatorily redeemable Series A preferred stock	90	90
Gains from note restructuring and asset transfer	(10,789)	-
Stock-based employee compensation expense	(36)	268
Fair market value of common stock, warrants, and options granted for services	-	1
Loss on disposition of equipment	26	-
Loss attributed to noncontrolling interest in disconnected operations	(131)	(141)
Changes in operating assets and liabilities:
Accounts receivable	4	26
Inventory	(78)	39
Prepaid expenses and other current assets	(19)	49
Accounts payable, accrued expenses and other current liabilities	592	591

Net cash used in operating activities	(629)	(903)

Cash flows from investing activities:
Investment in China	-	-
Purchases of equipment	(34)	-

Net cash used in investing activities	(34)	-

Cash flows from financing activities:
Proceeds from sale of stock, net of expenses	-	660
Principal payments on notes payable	(16)	-
Proceeds from shareholder advances	550	150

Net cash provided by financing activities	534	810

Net decrease in cash and cash equivalents	(129)	(93)

Effect of foreign currency exchange rates on cash	-	(3)

Cash and cash equivalents at beginning of period	160	196

Cash and cash equivalents at end of period	$31	$100

  See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
 (in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009

Supplemental disclosure of cash flow activities:
Cash paid for interest	$190	$229

Supplemental disclosure of noncash activities:
Conversion of accrued interest into notes payable	-	234
Conversion of notes payable into common stock	1,291

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(1)	The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. Until late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and blood-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we call our “Legacy Business.” In November 2005, we sold our Legacy Business and began to concentrate primarily on our rapid test platform products which we began developing in 2003. Our emphasis has been the development and commercialization of our AwareTM HIV-1/2 rapid tests. We have completed field trials and product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, AwareTM HIV-1/2 OMT averaged 99.7% accuracy. We have obtained regulatory approvals in Russia, India and China as well as a number of key countries in Africa, Southeast Asia and the Middle East,. Sales of our rapid test products have so far been primarily through the efforts of our distributors in South Africa and the United Arab Emirates (“U.A.E”).

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”).  As discussed in Notes 3 and 6, we have signed agreements to transfer our equity in these ventures to Kangplus (China) Holdings Ltd. (“Kangplus”) as part of the restructuring of our debt with the Marr Group.  The accompanying financial statements reflect our operations and ownership interests in Beijing Calypte and in Beijing Marr under discontinued operations.

As discussed in Note 9, “Subsequent Events”, in November, 2010, Calypte was awarded a grant of $244,479 under U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program. The QTDP grant is provided under section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. The grant is targeted to therapeutic discovery projects that show a reasonable potential to prevent, diagnose, and treat acute and chronic diseases. Allocation of the grant also takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life sciences. While these funds will help sustain current R&D activity for the AwareTM II product, we will need additional funding to finish development and bring the product to market.

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

During the third quarter of 2010, we recognized a net gain of $10.8 million as a result of restructuring our debt with the Marr Group and SF Capital Partners Limited.  At September 30, 2010, we had a working capital deficit of $2.3 million and our stockholders’ deficit was $3.8 million.  Our cash balance at September 30, 2010 was $0.03 million.  Following that date, we received additional advances from investors and the aforementioned QTDP Tax Credit after September 30, 2010; as a result, and our cash balance as of January 24, 2011 was approximately $63,900.  However, we do not believe that amount, by itself, is sufficient to enable us to fund our operations through the remainder of 2011.

As discussed in Note 6, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital Partners Limited (“SF Capital”), (ii) the transfer of our ownership interests in Beijing Marr to Kangplus and (iii) to transfer our ownership interests in Beijing Calypte to Marr or a designate of its choice. The transfer of our ownership interests in the Chinese ventures are awaiting approval by authorities in that country.

Since 2009, two investors, Carolina Lupascu and David Khidasheli, have been supporting the Company through periodic equity investments. From January 1 through September 30, 2010, Ms. Lupascu and Mr. Khidasheli advanced $50,000 and $500,000, respectively, in anticipation of entering into future subscription agreements.  We are using the proceeds of these investments for general working capital purposes.

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of September 30, 2010 and the consolidated results of our operations and our consolidated cash flows for the three and nine month period ended September 30, 2010.  The accompanying condensed consolidated balance sheet at December 31, 2009 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2009 included in our Form 10-K filed with the SEC on March 31, 2010.

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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

AwareTM BEDTM HIV-1 Incidence Test	$78	$1	$201	$306
AwareTM Rapid HIV diagnostic tests	44	20	88	78
All other	3	1	27	10

Revenue from product sales	$125	$22	$316	$394

Sales to international customers accounted for approximately 58% and 93% of our revenues in the third quarter of 2010 and 2009, respectively.  Four customers accounted for approximately 69% of our third quarter 2010 revenue.  Three customers accounted for approximately 97% of our third quarter 2009 revenue.

International sales accounted for approximately 60% and 64% of our revenues for the nine months ended September 30 of 2010 and 2009, respectively. Five customers accounted for approximately 58% of our revenue for the nine months ended September 30, 2010. Five customers accounted for approximately 47% of our revenue for the nine months ended September 30, 2009.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 6,175,002 shares and 62,925,000 shares were excluded from the computations of net income and loss per share for the three and nine month periods ended September 30, 2010 and 2009, respectively, as their effects are anti-dilutive.  The computation of loss per share for the three and nine month periods ended September 30, 2009 also excludes 19,894,291 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and 7% Notes issued under the 2005 Marr Credit Facility, between us and Marr Technologies BV (“Marr”), our largest stockholder, as their effect is also anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the third quarter 2010 presentation.

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(3)	Discontinued Operations

As previously mentioned in Note 1, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital and (ii) the transfer of our ownership interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus and to Marr or its designate, respectively.  As such, we have classified accounts related to the two consolidated Chinese joint ventures as discontinued operations for all periods presented.

Discontinued operations from the December 31, 2009 Condensed Consolidated Balance Sheet consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Cash and cash equivalents	$-	$16
Accounts receivable	-	2
Inventory	-	91
Prepaid expenses	-	3
Other current assets	-	10
Current assets - of discontinued operations	$-	$122

Property and equipment	$-	$3,349
Accumulated depreciation	-	(655)
Other assets	-	8
Non-current assets - of discontinued operations	$-	$2,702

Accounts payable and accrued expenses	$-	$2,724
Current liabilities - of discontinued operations	$-	$2,724

Discontinued operations from the Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Product sales	$-	$4	$15	$5

Operating costs and expenses:
Cost of product sales	-	1	4	$1
Research and development expenses	-	-	-	$-
Selling, general and administrative expenses	-	71	147	$264

Total operating expenses	-	72	151	$265

Loss from operations	-	(68)	(136)	$(260)

Interest expense, net	-	-	-	$2
Other income, net	-	20	-	$117

Net loss attributible to Calypte from discontinued operations	$-	$(48)	$(136)	$(141)

(4)	Inventory

Inventory as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Raw materials	$198	$157
Work-in-process	21	19
Finished goods	78	43

Total inventory	$297	$219

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Trade accounts payable	$1,329	$1,437
Accrued royalties	184	135
Accrued salary and vacation pay	44	37
Accrued interest	16	382
Accrued audit, legal and consulting expenses	115	90
Accrued liabilities under intellectual property license agreements	-	40
Accrued liabilities of legacy business	190	190
Other	97	31

Total accounts payable and accrued expenses	$1,975	$2,342

(6)	Notes and Debentures Payable

The following table summarizes note and debenture activity for the nine months ended September 30, 2010 (in thousands):

	Balance 12/31/09	Additions	Conversion to Equity	Conversion to 4% Notes Payable	Asset Transfer	Repayment	Balance 9/30/10	Discount at 9/30/10	Net Balance at 9/30/10

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$(1,299)	$(100)	$(3,000)	$-	$-
July 4, 2005 Interest	66	-	(66)	-	-	-	-
October 4, 2005 Interest	68	-	(68)	-	-	-	-
January 4, 2006 Interest	69	-	(69)	-	-	-	-
April 4, 2006 Interest	68	-	(68)	-	-	-	-
July 4 and 21, 2006 Interest	122	-	(122)	-	-	-	-
October 4, 2006 Interest	91	-	(91)	-	-	-	-
January 4, 2007 Interest	100	-	(100)	-	-	-	-
April 3, 2007 Interest	99	-	(99)	-	-	-	-
July 3, 2007 Interest	102	-	(102)	-	-	-	-
October 3, 2007 Interest	106	-	(106)	-	-	-	-
January 3, 2008 Interest	108	-	(108)	-	-	-	-
April 3, 2008 Interest	110	-	(110)	-	-	-	-
July 3, 2008 Interest	111	-	(111)	-	-	-	-
October 3, 2008 Interest	115	-	(115)	-	-	-	-
January 3, 2009 Interest	117	-	(117)	-	-	-	-
April 3, 2009 Interest	117	-	(117)	-	-	-	-

Total 8% Secured Convertible Notes	$5,968	$-	$(2,868)	$(100)	$(3,000)	$-	$-	$-	$-

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$(4,200)	$-	$-	$-	$-	$-	$-

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$-	$-	$60	$-	$60

4% Note Payable –
Morningtown	$-	$100	$-	$-	$-	$(16)	$100	$-	$100

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

As discussed in Note 1, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, $6,393,353 in outstanding indebtedness was converted to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 as of December 31, 2009, was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr.  We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of the equity interests. Under the debt agreement with SF Capital, $2,008,259.35 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

Notwithstanding this debt restructuring, our significant working capital deficit and limited cash resources place a high degree of doubt on our ability to continue our operations.  In light of our existing operations and financial challenges, we are exploring strategic and financing options.  Failure to obtain additional financing will likely cause us to seek bankruptcy protection.

Interest Expense

The table below summarizes the components of interest expense for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Interest expense on debt instruments paid or payable in cash	$-	$(75)	$(190)	$(230)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	-	(122)	(231)	(360)
Accrued interest on 4% Note Payable	(1)	-	(4)	-
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and
Marr Credit Facility notes	-	-	-	(626)
Expense attributable to dividends on mandatorily redeemable Series	(30)	(30)	(90)	(90)
A preferred stock

Total non-cash items	(31)	(152)	(325)	(1,076)

Total interest expense	$(31)	$(227)	(515)	(1,306)

(7)	Stockholders’ Deficit

2010 Private Placements

On March 3, 2010 we entered into a subscription agreement (the “Subscription Agreement”) with Carolina Lupascu pursuant to which Ms. Lupascu agreed to purchase 12,933,333 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $388,000, which Ms. Lupascu had advanced to us in 2009. The Shares were issued pursuant to Regulation S under the Securities Act. The Subscription Agreement contains customary representations and warranties by Ms. Lupascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lupascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the SEC under the Securities Act.

From January 1 through September 30, 2010, Ms. Lupascu and David Khidasheli advanced $50,000 and $500,000, respectively, in anticipation of entering into future subscription agreements.  We have used the proceeds of these investments for general working capital purposes.

Warrants

At September 30, 2010, we had warrants outstanding to purchase an aggregate of 3,125,001 shares of our common stock at a weighted average price of $0.078 per share, as summarized in the following table:

		Weighted
		Average
	Number of	Exercise price
	Shares	per share	Expiration Date

Warrants issued in connection with February 2007 Private Placement	2,500,001	$0.077	March 27, 2012
Warrants issued to placement agents in connection with the February
2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012
Warrant issued for investment banking services	500,000	$0.085	October 31, 2011

	3,125,001	$0.078

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

We did not grant any options to employees or members of our Board of Directors during the first three quarters of 2010.   Under the provisions of SFAS 123R, we have recorded approximately $(36,000) of stock based employee compensation expense in our condensed consolidated statement of operations for the nine months ended September 30, 2010.  Of the total expense, $(15,000) has been recorded as selling, general and administrative expense, and $(21,000) as research and development expense.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2009 through September 30, 2010:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2009	3,300,000	$0.127	7.27	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(250,000)	$0.310

Options outstanding at September 30, 2010	3,050,000	$0.112	7.12	$0

Options vested and exercisable at December 31, 2009	3,300,000	$0.127	7.27	$0

Options vested and exercisable at September 30, 2010	3,050,000	$0.112	7.12	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At September 30, 2010, the market price of our stock was $0.0075 per share, and none of our options were in-the-money.  No options were exercised in the nine month period ending September 30, 2010.

The following table summarizes information about stock options outstanding under all of our option plans at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.11	3,000,000	7.16	$0.110	3,000,000	$0.110
$0.23	50,000	4.57	$0.230	50,000	$0.230

	3,050,000	7.12	$0.112	3,050,000	$0.112

We did not record any income tax benefits for stock-based compensation arrangements for the nine month periods ended September 30, 2010 and 2009, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(9)	Subsequent Events

Subsequent to September 30, 2010, we have received an aggregate of $160,000 in advances from existing investors in anticipation of entering into subscription agreements. We are using the proceeds of these investments for general working capital purposes.

In November, 2010, Calypte was awarded a grant of $244,479 under U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program. The QTDP grant is provided under section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. Of this award, we received $77,331 in December, 2010.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the bases of the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II below and relate to our business plan, our business strategy, development of our proprietary technology and our products, timing of such development, timing of FDA and international regulatory reviews, market acceptance of our products by governmental and other public health agencies, health care providers and consumers, characteristics and growth of our market and customers, protection of our intellectual property, implementation of our strategic, operating and human resources initiatives, benefits to be derived from key personnel and directors, our ability to commercialize our products, our ability to obtain an increased market share in the diagnostic test market, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing and distribution channels, our distribution agreements and strategic alliances, our liquidity and capital resources, our ability to obtain additional capital as, and when, needed, and on acceptable terms, changes in health care policy in the United States or abroad and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  If we are not able to generate sufficient liquidity from operations and current potential resources or are unable to raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition, and we may be required to discontinue operations altogether. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Overview

During the third quarter of 2010, we continued our focus on ramping our modest research and development operations and finalizing the restructuring of our debt.  We are continuing to make progress with our small research and development staff.  We continue to manufacture AwareTM HIV-1/2 OMT rapid tests and our AwareTM BED Incidence kits. Despite our limited resources, our research and development staff has continued our preliminary investigation into the Aware II platform, including a preliminary community trial in Portland, Oregon. The AwareTM II line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the “Ani Platform”). This license and the associated technology provides us the platform and the required technology to commercially sell into the developed world markets.

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

Assuming we continue to receive funding, we will remain focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and minimizing our operating costs low.

We believe the demand for fast, easy-to-use HIV tests is strong and growing. By many accounts, governments are requiring more testing for HIV and allocating more funds to such testing, and non-governmental organizations and charities have increased their funding for HIV testing too.  Although we believe that we will be able to increase market acceptance of our products and our market position, however, there are outside factors that could adversely affect demand for our products, including global economic conditions that affect funding for HIV testing and national policies regarding HIV testing adopted by foreign governments.

As discussed in Note 1, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Transfer Agreement”).  Under the Debt Agreement, $6,393,353 in outstanding indebtedness was converted to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 as of December 31, 2009, was cancelled. In consideration for such debt restructuring, pursuant to the Equity Transfer Agreement, we transferred our equity interests in Beijing Marr to Kangplus and transferred certain related technology to Beijing Marr.  We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of the equity interests. Under the debt agreement with SF Capital (“SF Capital Agreement”), $2,008,259.35 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

In November, 2010, Calypte was awarded a grant of $244,479 under U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program. The QTDP grant is provided under section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. The grant is targeted to therapeutic discovery projects that show a reasonable potential to prevent, diagnose, and treat acute and chronic diseases. Allocation of the grant also takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life sciences. While these funds will help sustain current R&D activity for the AwareTM II product, we will need additional funding to finish development and bring the product to market.

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

Financial Considerations

Our consolidated operating cash burn for the first nine months of 2010 was approximately $139,000, compared to $903,000 in the first nine months of 2009.  Our focus in this quarter was on keeping a minimal level of operations and make incremental progress on new products as well as continuing to successfully produce new batches of our existing products. We relied primarily on funds from two investors.

During the first nine months of 2010, we incurred net income of $9,255,000 as a result of the gain from our debt restructuring.  At September 30, 2010, we had a working capital deficit of $2.25 million, and our stockholders’ deficit was $3.77 million.  Our cash balance at September 30, 2010 was approximately $31,000. We received additional advances from investors and a grant payment after September 30, 2010 and our cash balance as of January 24, 2011 was approximately $63,900. We do not believe this cash balance is sufficient to enable us to fund our operations through the remainder of 2011 and we will need to raise additional capital to fund our operations in the near term.

We currently have 800,000,000 shares of common stock authorized, of which approximately 752,986,797 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans.  In October 2010, our Board of directors approved amendments to two of our equity incentive plans to reduce the number of shares of common stock reserved for issuance thereunder by 47,858,633 shares.  If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions.  At the current market price of our common stock, we do not have sufficient authorized common stock to raise more than a few hundred thousand dollars, which is not sufficient to permit us to execute our business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these

Critical Accounting Policies and Estimates

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

Consistent with our policy on impairment of long-lived assets, given the September 30, 2010 operating loss and negative cash flow, the carrying values of long-lived assets were compared against the undiscounted cash flows over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels, as well as product in development phase.  We concluded that no impairment was required.

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

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total revenues	$124	$25	$314	$402
Cost of product sales	77	35	162	218

Gross Margin	47	(10)	152	184

Operating expenses:
Research and development	69	51	189	96
Selling, general and administrative	253	545	739	1,682

Total operating expenses	322	596	928	1,778

Loss from operations	(275)	(606)	(776)	(1,594)

Interest expense, net	(31)	(227)	(515)	(1,306)
Other income, net	10,794	21	10,813	110

Net income (loss) from continuing operations	$10,488	$(812)	$9,522	$(2,790)

Net loss from discontinued operations	-	(49)	(136)	(141)

Net income (loss)	$10,488	$(861)	$9,386	$(2,931)

Quarter ended September 30, 2010 and 2009

Continuing Operations

Our revenue from continuing operations for the third quarter of 2010 totaled $124,000 compared with $25,000 for the third quarter of 2009, an increase of $99,000.  In Q3’09 our revenue was low given our inability to ship AwareTMBED. Sales of our AwareTMBED Incidence Test accounted for 62% of our sales in the third quarter of 2010, compared with 5% in the third quarter of 2009.  Sales of our AwareTMBED Incidence Test tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM OMT HIV-1/2 rapid tests accounted for 35% and 89% of our sales in the third quarter of 2010 and 2009, respectively.  Third quarter 2010 revenues from the sale of our rapid tests increased by 120% compared with rapid test revenues in the third quarter of 2009.

We reported gross margins of 38% in the third quarter of 2010 and (40)% in the third quarter of 2009. The margins we reported in both 2010 and 2009, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.

Research and development costs increased by $18,000, from $51,000 in the third quarter of 2009 to $69,000 in the third quarter of 2010, as we continue to ramp our R&D department back up.  Research and development costs consist of salary and benefits as well as consulting and legal expenses.

Selling, general and administrative costs of our continuing operations decreased by $292,000, or 54%, from $545,000 in the third quarter of 2009 to $253,000 in the third quarter of 2010.  The primary components of the net decrease include the following:

•	$70,000 attributable to the 51% ownership of the discontinued operations in China;
•	$77,000 in salary and benefits expenses attributable to the reduction in employee stock option expenses;
•	approximately $88,000 in legal fees driven by legal settlement with a competitor;
•	approximately $25,000 in overhead due to reduced rent costs as a result of the renegotiation of our lease in Portland, Oregon;
•	approximately $10,000 in consulting fees; and
•	approximately $2,000 in other various areas

Our loss from continuing operations for the third quarter of 2010 of $275,000, reflects a reduction of 55% compared with the loss of $606,000 reported for the third quarter of 2009.

The following table summarizes the components of interest expense (in thousands):

	Three Months ended September 30,
	2010	2009

Interest expense on debt instruments paid or payable in cash	$-	$(75)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	-	(122)
Accrued interest on 4% Note Payable	(1)	-
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and
Marr Credit Facility notes	-	-
Expense attributable to dividends on mandatorily redeemable Series	(30)	(30)
A preferred stock

Total non-cash items	(31)	(152)

Total interest expense	$(31)	$(227)

As described above, we have signed agreements to convert most of the 8% Convertible Notes and the 7% Marr Credit Facility Notes to equity and terminate the remaining notes. We recorded net interest expense of $31,000 for the third quarter of 2010 compared with $227,000 of net interest expense in the third quarter of 2009.  The decreased expense in 2010 is due to the conversion of these notes into common stock

Discontinued Operations

There was no revenue or expense from our discontinued operations in China for the third quarter of 2010.  The revenue from the discontinued operations for the third quarter of 2009 was approximately $4,000 and the loss was approximately $141,000.

Nine Months Ended September 30, 2010 and 2009
Continuing Operations

Our revenue for the nine month period ended September 30, 2010 totaled $314,000 compared with $402,000 for the nine month period ended September 30, 2009, a decrease of $88,000, or 22%. This decrease was due to the loss of a U.S. customer of AwareTMBED Incidence Test to a competitor but was partially offset by an increase in sales of our AwareTM OMT HIV-1/2 product in Africa.  Sales of our AwareTMBED Incidence Test accounted for 63% of our sales in the nine month period ended September 30, 2010, compared with 77% in the nine month period ended September 30, 2009. Sales of our AwareTM HIV-1/2 rapid tests accounted for the majority of the balance of the revenue for the nine months period ended September 30, 2010.

We reported gross margins of 48% and 46% of sales in the nine month periods ended September 30, 2010 and 2009, respectively. The margins we reported in both 2010 and 2009, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

As we have restarted our research and development in late 2009 and continued to ramp up in 2010, such costs have increased by $93,000, or 135%, from $96,000 in the nine month period ended September 30, 2009 to $189,000 in the nine month period ended September 30, 2010.

Selling, general and administrative costs of our continuing operations decreased by $943,000, or 56%, from $1,682,000 in the nine month period ended September 30, 2009 to $739,000 in the nine month period ended September 30, 2010.  The primary components of the net decrease include the following:

•	$260,000 attributable to the 51% ownership of the discontinued operations in China;
•	approximately $350,000 in salary and benefits expenses mainly attributable to the reduction in employee stock option expenses;
•	approximately $175,000 in legal fees
•	approximately $46,000 in facility expenses due to renegotiation of our lease in Portland, Oregon;
•	approximately $44,000 in insurance expense;
•	approximately $33,000 bad debt expense;
•	approximately $25,000 in tax and audit fees; and
•	approximately $10,000 in travel.

Our loss from continuing operations for the nine month period ended September 30, 2010, at $776,000, reflects a reduction of 51% compared with the loss of $1,594,000 for the nine month period ended September 30, 2009.

The following table summarizes the components of interest expense (in thousands):

	Nine Months ended September 30,
	2010	2009

Interest expense on debt instruments paid or payable in cash	$(190)	$(230)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	(231)	(360)
Accrued interest on 4% Note Payable	(4)	-
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and
Marr Credit Facility notes	-	(626)
Expense attributable to dividends on mandatorily redeemable Series	(90)	(90)
A preferred stock

Total non-cash items	(325)	(1,076)

Total interest expense	$(515)	$(1,306)

We recorded net interest expense of $515,000 for the nine month period ended September 30, 2010 compared with $1,306,000 of net interest expense in the nine month period ended September 30, 2009.  The decrease is primarily attributed to the amortization of discounts and derivative obligations associated with the March 2007 extension of the maturity of the 8% Convertible Notes and the 7% Marr Credit Facility Notes until April 3, 2009, which were amortized over the period from March 2007 through April 2009.  As described above, we have signed agreements to convert most of these notes to equity and terminate the remaining notes.

Discontinued Operations

The revenue from the discontinued operations for the nine months ended September 30, 2010 was $15,000 and $5,000 for the nine months ended September 30, 2009.  The net loss from the discontinued operations for the nine month ended September 30, 2010 was $136,000 and $141,000 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business plan.  We expect to need to continue to devote substantial capital resources to running our business, reduction or restructuring of our trade payables and implementing our business plan.  Based on our current forecasts and assumptions, we believe that our existing cash and cash equivalents are insufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months or to pay our trade payables.  Given the state of the company, we have not made any plans for capital expenditures related to manufacturing and operations.

Operating Activities

During the nine months ended September 30, 2010 and 2009 we used cash of $0.14 million and $0.9 million, respectively, in our operating activities.  In the period ended September 30, 2010, the cash was used primarily for our selling, general and administrative expenses as we restructured the operations.  In the period ended September 30, 2009, the cash was used primarily to ramp up our research and development, as well as for our selling, general and administrative expenses.

Financing Activities

During the nine months ended September 30, 2010, we generated $534,000 from financing activities compared to $810,000 generated from financing activities during the nine months ended September 30, 2009. The funds generated from financing activities in the nine months ended September 30, 2009 and in the nine months ended September 30, 2010 were primarily the result of advances from two shareholders.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and financial officer (our “CEO”) of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation identified a deficiency in our disclosure controls and procedures with respect to accounting procedures utilized by our former Chinese subsidiaries, Beijing Calypte and Beijing Marr, and their reporting to us of financial and other material information.  Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.  Moreover, our CEO has determined that this deficiency constitutes a material weakness in our financial reporting.

As a result of our evaluation, we determined that we do not have adequate controls and procedures with respect to our former Chinese subsidiaries and we are unable to adequately disclose financial and other material information or to do so in a timely manner. There were no personnel at our former Chinese subsidiaries with sufficient understanding and skills in the application of U.S. GAAP or in U.S. public company reporting obligations to prepare proper financial statements or provide us with other material information to enable us to properly account for and disclose both financial and other material information.  The absence of qualified financial personnel at our former Chinese subsidiaries has precluded proper monitoring of the financial results of those operations and timely preparation of sufficient and accurate financial statements, rendering our efforts to apply controls over the completeness and accuracy of our former Chinese subsidiaries financial statements, closing processes relating to reconciliations, journal entries, spreadsheets, reporting packages and review and preparation of monthly expenditure reports ineffective.  The absence of an adequately trained financial staff at Beijing Marr could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

As described above we have signed an agreement that provides for our divestiture of our interests in these joint ventures, after which those ventures will no longer be subsidiaries whose results will be consolidated with our own.  Notwithstanding the foregoing, to the extent we report any financial results in the future that cover periods prior to the completion of this divestiture, such results will continue to be effected by the material weakness described above.

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

Item 6.  Exhibits

  (a)   Exhibits

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

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: January 26, 2011	By:	/s/ Adel Karas
Adel Karas President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)