Form 10-K
period 2010-12-31
CALYPTE BIOMEDICAL CORP
filed 2011-05-27
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________ Commission file number: 000–20985

CALYPTE BIOMEDICAL CORPORATION
(Name of small business issuer in its charter)

DELAWARE	06-1226727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15875 SW 72nd Ave, Portland, OR	97224
(Address of principal executive offices)	(Zip Code)

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
           Large accelerated filer  ☐                                                             Accelerated Filer  ☐
           Non-accelerated filer    ☐                                                              Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non–affiliates of the registrant as of June 30, 2010 was approximately $2,864,000 based on the $0.006 per share closing price reported for such date on the OTC Bulletin Board.

The number of shares of the registrant’s common stock outstanding as of April 14, 2011 was 547,826,416.

CALYPTE BIOMEDICAL CORPORATION
FORM 10-K

PART I

Item 1. Business.

Recent Developments

As of April 3, 2009, we were in default under the 2005 Credit Facility, as amended (the “Credit Facility”), between us and Marr Technologies BV (“Marr”), our largest stockholder, holding approximately 14.1% of our outstanding capital stock as of December 31, 2010, and joint venture partner in the People’s Republic of China (“China’), and under our Secured 8% Convertible Promissory Notes, as amended (the “Convertible Notes”), issued to three note holders, one of whom is Marr, pursuant to a Purchase Agreement dated April 4, 2005.  As of December 31, 2009, we owed $6.3 million under the 8% Convertible Promissory Notes and related Interest Notes and $5.2 million under the 7% Promissory Notes.

In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, $6,393,353 in outstanding indebtedness was agreed to be converted to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr.  We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of the equity interests. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

In November, 2010, Calypte was awarded a grant of $244,479 under the U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program. The QTDP grant is provided under the new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. The grant is targeted to therapeutic discovery projects that show a reasonable potential to prevent, diagnose, and treat acute and chronic diseases. Allocation of the grant also takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life sciences. While these funds will help sustain current R&D activity for the AwareTM II product, we will need additional funding to finish development and bring the product to market.

Notwithstanding the above termination of debt and QTDP grant, failure to obtain additional financing will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, 11 U.S.C. § 101 et seq., which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity.

Business Development

Calypte Biomedical Corporation was incorporated in California in 1989 and reincorporated in Delaware in 1996 in connection with our initial public offering.

We develop, manufacture, and distribute in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. Up until late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and serum-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we called our “Legacy Business.”  In November 2005, we sold our Legacy Business and began to concentrate primarily on our rapid test platform products which we began developing in 2003.  Our emphasis has been the development and commercialization of our AwareTM HIV-1/2 rapid tests.  In 2007, we completed field trials and product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test.  In our studies, AwareTM HIV-1/2 OMT averaged 99.7% accuracy.  We have obtained regulatory approvals in a number of key countries in Africa, Southeast Asia, the Middle East, Russia, India and China, and we expect to expand our market reach on a steady basis.  Sales of our rapid test products have continued to increase at a slow, but steady, pace primarily through the efforts of our distributors in South Africa and the United Arab Emirates (“U.A.E.”).

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

In July 2010, we transferred our equity interests in Beijing Marr and Beijing Calypte to Kangplus and Marr Technologies Limited respectively as part of the debt restructuring discussed in Recent Developments.

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

During the second half of 2010, we started internal trials of our Aware II prototype, designed for the US and other western markets. The trials were performed at two sites – one in South Africa and one in the US – and generated data from 577 subjects at various levels of risk for HIV infection.  In combined results, Calypte’s new Aware II HIV-1/2 oral fluid rapid test showed an accuracy of 100%.

Requirements of Additional Capital and Business Plan

The development of our business took a steep downturn in the fourth quarter of 2008, when our expected sources of financing dried up and others failed to materialize.  Marr, which had previously indicated its commitment to continue funding our operations, advised us that it would no longer finance us.  This required us to focus on scaling down our operations and looking for short term funding support.  With the help of two investors who provided all of our required financing in 2009 and 2010, we were able to restructure our operations and start executing on our strategic goals for a new product designed for the US and western markets. Specifically:

1.	We have successfully concluded the restructuring of our debt.
2.	Our small-scale research and development operations have continued to successfully sustain the manufacturing and support of our existing products.
3.	We have frozen the prototype design of our Aware II product for US and western markets
4.	We conducted our internal trials of Aware II in South Africa and the US. In combined results, Calypte’s new Aware II HIV-1/2 oral fluid rapid test showed an accuracy of 100%.

We have developed a business plan for 2011 that has what we believe to be an appropriate mix of focus on existing product sales and development of new products.  However, there is substantial risk that we will not be able to carry out this business plan.  Our cash resources are insufficient to continue our operations through the near-term and, given the current market price of our common stock, we may not have sufficient authorized shares of common stock available to raise sufficient capital to continue operations.  Moreover, during recent years our stock price has been below its par value, which may make it difficult to raise capital through the issuance of equity securities.  We do not have any definitive agreements with respect to additional financing or a strategic opportunity, and there is no assurance that any such financing or strategic opportunity will be available to us on acceptable terms, or at all.  If such additional financing is not available to us when required or is not available to us on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our Products

Our product line includes our AwareTM line of low cost rapid tests, our AwareTM HIV-1 BED Incidence test and our recently-introduced Aware MessengerTM specimen collection device.  At present, our rapid tests are designed for use in international markets.  We plan to introduce rapid tests for the domestic market in the future.

The AwareTM Rapid Test Product Line

Our HIV 1/2 rapid tests are used for the rapid detection of antibodies to HIV-1 and HIV Type 2 (“HIV-2”) in oral fluid and blood samples using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”).  Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market.

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

Our current AwareTM line includes the following products:

AwareTM HIV-1/2 OMT (Oral fluid) PRO (Professional)

We developed the AwareTM HIV-1/2 OMT test to address the drawbacks of blood testing. We believe this test is ideally suited to clinical or professional settings in the developing world.  Although the range of other assays that can presently be performed on OMT samples is limited, OMT samples can be easily collected anywhere, including public settings, giving the test a unique advantage over tests using blood or other sample media.  Evaluations suggest that the accuracy of our OMT test is only slightly lower than a test using a laboratory blood sample and on a par with the best of rapid blood tests.  The strengths of the AwareTM HIV-1/2 OMT test are:

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

HIV-1 BED Incidence EIA

The HIV-1 BED Incidence EIA Test, recently re-named the AwareTM BEDTM HIV-1 Incidence Test (the “Incidence Test”), is designed to estimate the rate of new HIV infections in a population by determining what proportion of a population of HIV infected people were infected recently (e.g. within approximately the past 6 months).  Under a license from the CDC, we serve as the contract manufacturer of this test and have the right to market it worldwide.  The guidelines that dictate how the test is to be interpreted and how the data generated by the test are to be used are determined by the CDC and other authoritative public health entities such as UNAIDS.  We also market a control kit that contains materials required to use the Incidence Test for testing dried blood, serum or plasma spots.

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

New Products

AwareTM II

Our current AwareTM product line is a rapid testing solution that is well suited for developing countries.  However, in the U.S. and other developed countries, a cassette-enclosed format may be more acceptable.   We plan to introduce the AwareTM II product line for these markets using such a format.

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

Potential Future Products

We believe that the Ani Platform provides us with an alternative product format having potential applicability in both the professional and OTC markets worldwide.  We are also evaluating the development of a rapid test for non-HIV applications such as the detection of syphilis.

Before we are be able to exploit any of these opportunities, we will need to prove the viability of the Ani Platform by completing development of the AwareTM II product line, filing an IDE (Investigational Device Exemption) for those tests in the U.S. and establishing manufacturing capacity with which to begin FDA clinical trials, initially for an HIV test.

Our Aware Messenger oral fluid sample collection device is another platform on which future opportunities might build.  In addition to rapid tests for diseases other than HIV-1/2, there is the potential to enter the drug abuse testing market.  This is a multi-billion dollar global market in which oral fluid testing has several strong advantages over urine testing, including reduction of privacy concerns, immediacy of testing and resistance to sample tampering.

Marketing, Sales and Distribution

We generally rely upon local distributors to explore local market conditions, pursue sales opportunities, follow up on leads we provide, train and support local customers and assist in the regulatory approval process.  Additionally, we work with the CDC to distribute the Incidence Test in the US and internationally.

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

During 2010, we focused on the following primary markets:

Africa

In Africa, we have been pursuing individual country markets for our AwareTM HIV-1/2 OMT rapid test products where we expect growth rates for HIV testing to be the highest.  Our AwareTM HIV-1/2 OMT test is currently approved in South Africa, Cote d’Ivoire, Kenya, and Uganda.  We received our initial orders for the AwareTM HIV-1/2 OMT test in 2006 from South Africa, and sales to our South African distributor have continued regularly since then.  We have focused our marketing activity mostly in Kenya, Uganda and South Africa during 2010.  We have received favorable responses from the Kenyan government.  We have abandoned the registration efforts in other African countries.

Middle East

In the Middle East we have product approval in Iraq and U.A.E.  In 2009 we terminated our relationship with the prior distributor in U.A.E.  In 2010 we focused on finding suitable partners to help us grow the vast potential for oral fluid based HIV testing in the gulf countries to a significant business for Calypte. While we have had some strategic discussions with a few distributors we don’t have a definitive agreement with any of them at this time.

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

Research and Development Spending

Our product research and development spending increased from $0.2 million in 2009 to $0.3 million in 2010.  Our R&D spending increased by approximately $0.1 million in 2010 as we slowly ramp up our R&D department.  Our goal is to continue the gradual increase in spending in our R&D department as we focus on our Aware II research.

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

We are not aware of any pending claims of infringement or other challenges to our rights to use this intellectual property or our rights to use our trademarks or trade secrets in the U.S. or in other countries.

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

We have obtained regulatory approval for our AwareTM OMT product line in the following countries as of December 2010 China, India, Kenya, Russia, South Africa, Uganda, Iraq, Cote d’Ivoire, United Arab Emirates and Peru.

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

Employees

As of March 31, 2011, we have three full time and two part time employees and five consultants, including all of our senior management.  Our employees are not represented by a union or collective bargaining entity.  We believe our relations with our employees are good.

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

Because of our recurring operating losses and negative cash flows from operations and substantial indebtedness, our audit report expresses substantial doubt about our ability to continue as a going concern. At December 31, 2010 and 2009, we had working capital deficits of $3.5 million and $16.6 million, respectively.  As of December 31, 2009, the $11.6 million outstanding under our Credit Facility and Convertible Notes was under default . Our cash on hand and existing sources of cash are insufficient to fund our cash needs over the next twelve months under our current capital structure. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

We Will Need Additional Financing To Meet Our Financial Needs.

Our current plan is to obtain additional financing after reviewing all possible options in detail, including, but not limited to, the issuance of equity or debt securities or alliances or joint ventures with other biotechnology firms, pharmaceutical companies with biotechnology divisions or medical diagnostic companies. It may be difficult, or impossible, for us to raise additional capital because our stock price has recently been trading at below its par value and because we may not have sufficient shares of authorized stock to issue to investors. If we are able to raise capital, funds raised from the issuance of additional equity securities may have a negative effect on our stockholders, such as a dilution of their percentage of ownership, and the rights, preferences or privileges of the new security holders may be senior to those of our current stockholders. There is no assurance that we will be able to obtain any financing on favorable terms, or at all. There is no assurance that we will be able to obtain any financing on favorable terms, or at all. If we cannot obtain additional financing, we will likely not be able to continue our operations.

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

At December 31, 2010, our domestic trade accounts payable totaled $1.3 million, of which essentially all was over sixty days past due.  Further, we currently have a number of cash-only arrangements with suppliers.  Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing.  While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor.  If the working capital that enables us to make payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.  Additionally, our financial condition has prevented us from ordering certain materials in the most economical order quantities, which increases the cost of our products and reduces our margins.

We Have Federal and State Net Operating Losses and Research and Development Credits Which May Expire Before We Can Utilize Them.

At December 31, 2010, we had federal net operating loss carryforwards of approximately $148 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards following a “change in ownership.”  The amount of the limitation is based on a statutory rate of return and the value of the corporation at the time of the change of ownership.  Our private placements and other sales of our equity securities can potentially cause a change of ownership either individually or in the aggregate. We have conducted a preliminary analysis of our stock ownership changes which indicates that ownership changes within the meaning of Section 382 of the Internal Revenue Code may have occurred in 2003 and 2004.  After applying the Section 382 limitations resulting from these presumed ownership changes, approximately $83 million and $5.8 million of federal and state net operating loss carryforwards, respectively, are available at December 31, 2010.  If a change of ownership has occurred as a result of past financings and an annual limitation is imposed, we may not be able to fully utilize all of our federal and state loss carryforwards and resesarch and development credit carryforwards.  Our inability to fully utilize our net operating loss carryforwards and tax credits could have a negative impact on our tax asset, financial position and results of operations.

Risks Related to the Market for Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline and a loss of your investment.

Since our inception of operations through December 31, 2010, we have incurred a cumulative loss of $179.2 million. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenue or profit, or if we do, that we will be able to continue earning such revenues or profit. Any economic weakness or global recession, including the current environment, may limit our ability to ultimately market our products. Any of these factors could cause our stock price to decline and result in a loss of a portion or all of your investment.

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

We currently have a large number of Convertible Notes, stock options and warrants outstanding.  The conversion of the Convertible Notes into shares of common stock and the exercise and conversion of stock options and warrants into shares of common stock could cause significant dilution to our stockholders.  In addition to the potential dilutive effect of issuing a large number of shares upon conversion or exercise of Convertible Notes, stock options and warrants, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place significant downward pressure on the trading price of our common stock.

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

Our common stock is a "penny stock."

Our common stock is a "penny stock" for purposes of Section 15(g) of the Exchange Act because common stock trades at a price less than $5.00 per share and is not traded on a "recognized" national exchange or quoted on The NASDAQ Stock Market, and we have net tangible assets of less than $2,000,000. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend our common stock but can only trade in it on an unsolicited basis.

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

We are examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending December 31, 2010.  If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Our existing and proposed products are subject to regulation by the FDA, Russian and Indian regulatory bodies and other governmental or public health agencies.  In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products.  In addition, we are often required to obtain approval or registration with other foreign governments or regulatory bodies before we can import and sell our products in these countries.

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

We have engaged a domestic contract manufacturer to produce our BED Incidence tests and our Aware MessengerTM sampling device and another in Thailand to produce our rapid HIV tests. We intend to subsequently introduce a new line of products using the Ani technology platform, and again expect to rely on outsourced or overseas manufacturing organizations. Initially, none of these entities will have more than limited experience, if any, in manufacturing our products and will have no experience in manufacturing them in commercial quantities.  Furthermore, our rapid tests are not yet approved for sale in Thailand, which precludes us from selling them in certain countries in which approval in the country of manufacture, i.e. a “Certificate of Origin,” is a prerequisite to local product approval.  While outsourcing our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, it may also subject us to problems in such areas as:

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

We May Not Be Able to Retain and/or Attract Key Executives and Other Personnel.

A large percentage of our executives and senior employees left the Company during 2008.  As a small company, our success depends on the services of key employees in various research and development, administrative, marketing and quality systems positions.  Our inability to replace or attract key employees in certain positions as a result of our financial condition, or for other reasons, could have a material adverse effect on our operations.

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

Item 2. Properties

Our principal corporate offices, administrative, sales and marketing, research and development and support facilities are located at 15875 S.W. 72nd Avenue, Portland, Oregon, 97224 and consist of approximately 7,000 square feet of leased office and laboratory space.

We believe our properties are adequate for our current needs.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Trading Market

Our common stock, par value $0.03 per share, is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “CBMC.”   High and low quotations reported by the OTCBB are shown below.  These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year	Quarter	High	Low
2010	4th	$0.009	$0.005
2010	3rd	0.009	0.005
2010	2nd	0.010	0.005
2010	1st	0.012	0.006

2009	4th	$0.018	$0.005
2009	3rd	0.012	0.004
2009	2nd	0.015	0.002
2009	1st	0.013	0.005

On April 22, 2011, there were approximately 297 holders of record of our common stock.  The closing price of our common stock on April 22, 2011 was $0.03 per share.  We have never paid any cash dividends, and our Board does not anticipate paying cash dividends in the foreseeable future.  We intend to retain any future earnings to provide funds for the operation and expansion of our business.

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

Overview of Critical Events in 2010

In 2010 we were able to secure modest funding from two investors which enabled us to sustain our existing products as well as complete the prototype for Aware II, our new product for the US and western markets.  While we were not successful in securing long term agreements, these two investors invested a total of $680,000 in advances that were converted to stock purchases after our fiscal year-end upon completion of pending subscription agreements.

With the limited funding available we focused on sustaining our products and operations in the US as well as building a prototype rapid test for the US and western markets.  New competition in the BED product segment affected our ability to sell this product and resulted in reduced revenues.

In 2010 we continued our engagement with our distributors as well as initiating strategic projects in Russia and UAE.  Our AwareTM HIV-1/2 OMT sales were down 9% from 2009. Most of our AwareTM HIV-1/2 OMT Rapid Tests sales were in Africa, through our South African distributor.  Local sales of our rapid test in China were insignificant during 2010 as our financial constraints limited the operations of our JV in China.

In 2010 we experienced competition for our BED Incidence Test for the first time.  This led to a 55% decrease in our BED sales revenue from 2009.  Sales of BED Incidence Test accounted for 57% of our revenues in 2010 and posted a 55% revenue decrease compared with 2009.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Our Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, accounted for than 12% of our 2010 sales.

Business Environment

Although we have received regulatory approval in a number of countries, there is a long lag time between regulatory approval and sales.  In our target markets, government ministries of health or similar government and nongovernmental agencies are the primary purchasers of our products, typically through a “lowest-cost” tender process. These purchasers have historically purchased blood-based HIV tests.  We have had to overcome the obstacle of changing these purchasers’ mindsets from preferring tests that use the current blood standard of care.  We have expended much time, money and effort to try to convince government bodies and non-governmental organizations to try our oral fluid tests, both for its ease of use, efficiency and lower-cost benefits.

We consider these efforts to be part of a strategy in which the “standard of care” for HIV diagnosis evolves from the exclusive use of blood tests to more widespread use of non-invasive oral fluid-based tests.  If we can successfully change the standard of care, we expect to reach a point at which our revenue will increase significantly. We cannot forecast whether or when this point will occur, as it is largely governed by factors beyond our control.

We believe the demand for fast, easy-to-use HIV tests is strong and growing.  By many accounts, governments are requiring more testing for HIV and allocating more funds to such testing, non-governmental organizations and charities have increased their funding for HIV testing too.  Although we face barriers to market acceptance, we have started making inroads especially in a few African countries.  Although we are unable to predict future demand for our products, we believe that we will are well-positioned to increase market acceptance of our products and our market share.

Outlook

In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital Partners Limited (“SF Capital”), (ii) the transfer of our ownership interests in one of our Chinese joint ventures, Beijing Marr, to Kangplus and (iii) the transfer of our ownership interests in or other Chinese joint venture, Beijing Calypte, to Marr or a designate of its choice. In October 2010, we issued common stock to SF Capital pursuant to our debt restructuring agreement.  The transfer of our ownership interests in the Chinese joint ventures are awaiting approval by Chinese governmental authorities.

We do not have any long term agreement for capital infusion at this point in time. As our cash flows from our operating and investing activities are currently not adequate to sustain our operations, if we are unable to raise capital, we will likely be unable to continue our operations.  Failure to obtain additional financing and to resolve the existing defaults with respect to the Credit Facility and the Convertible Notes will likely cause us to seek bankruptcy protection under Chapter 7 of Title 11 of the United States Code, 11 U.S.C. § 101 et seq., which would have a material adverse effect on our business, on our ability to continue our operations and on the value of our equity.

Management believes that we have the ability to sustain our operations, at least for the near-term, through effective management of our operations and the ability to raise additional capital through private placements of equity.  However, if we are unable to raise sufficient additional capital, we will be unable to meet our operating and trade debt obligations and will likely be unable to continue our operations.

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
-     Successfully conduct the clinical trial for our Aware II product

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

As 2011 begins, we remain focused on our strategy of increasing marketing and sales in the countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, planning for the clinical trials of Aware II and keeping our operations costs low.

Aware TM  BED Incidence Test

We began selling the BED Incidence Test in the fourth quarter of 2004.  It accounted for approximately 58% and 79% of our sales in calendar years 2010 and 2009, respectively.  In absolute terms, revenue from the sale of the Incidence Test decreased by approximately 55% between 2009 and 2010; this was primarily due to the new competition we now have for this product.

Aware TM HIV 1/2OMT Rapid Tests

Sales of our HIV-1/2 OMT rapid diagnostic tests accounted for approximately 30% of our revenues in 2010 compared with 21% in 2009.  We expect that our future near- and medium-term revenues will be derived primarily from selling our HIV-1/2 rapid tests in both the professional and over-the-counter (OTC) markets.

AwareTM MessengerTM Sampling Device

Our Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for approximately 12% of our 2010 sales.

Financial Condition and Results of Operations

During 2010 and 2009, we used cash of $0.7 million and $1.1 million, respectively, in our operations.  In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

The following summarizes the results of our operations for the years ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009

Total revenues	$444	$726
Cost of product sales	260	390

Gross Margin	184	336

Operating expenses:
Research and development	282	193
Selling, general and administrative	999	1,397

Total operating expenses	1,281	1,590

Loss from operations	(1,097)	(1,254)

Interest expense, net	(545)	(1,592)
Other income (expense), net	10,931	(106)
Provision for income taxes	(181)	(2)
Deemed dividend attributable to modification of warrants	-	(1)

Net income (loss) from continuing operations	$9,108	$(2,955)

Net loss from discontinued operations	(136)	(333)

Net loss attributable to noncontrolling interest from discontinued operations	(131)	(320)

Net income (loss)	$8,841	$(3,608)

Years Ended December 31, 2010 and 2009

Our revenue for 2010 totaled $444,000 compared with $726,000 for 2009, a decrease of $282,000 or 39%.   Sales of our BED Incidence Test accounted for 57% of our sales in 2010, compared with 79% in 2009.  Revenue from the sales of the BED Incidence Test decreased by 55% in 2010 compared with 2009 primarily driven by newfound competition for this product line.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 30% and 21% of our revenues for 2010 and 2009, respectively.  Revenues from the sale of our HIV-1/2 rapid tests decreased  by 7% in 2010 compared with revenues in 2009, primarily due to economic conditions.  Our Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for 12% of our 2010 sales.

Three customers accounted for approximately 53% of our revenue for 2010.  Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 29% of our 2010 revenue. The two other US customers who purchased the BED Incidence Test purchases accounted for 14% and 10% of our 2010 revenue. In 2009, our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our 2009 revenue.  A Chinese customer and New York customer accounted for 16% and 10% of 2009 revenue.

We reported a gross margin of 41% of sales in 2010, compared with a gross margin 46% in 2009.   Margins are down due to reduced sales volumes and increased shipping costs and costs of goods sold.  The margins we reported in both 2010 and 2009, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which the quality systems costs and certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

Research and development costs increased by $89,000 or 46%, from $193,000 in 2009 to $282,000 in 2010. R&D expense increase is primarily due to the ramping up the R&D spending as we work on a new product. Selling, general and administrative costs decreased by $398,000, or 31% from $1,397,000 in 2009 to $999,000 in 2010.  The primary components of the net decrease in 2010 include the following:

•	$208,000 in non-recurring legal fees incurred in 2009 in connection with litigation that was settled in March 2010
•	A $120,000 decrease in salary and benefit expense attributable to stock option forfeiture
•	A $40,000 decrease in overhead due to reduced rent costs as a result of lease renegotiation and move to a new location
•	A $30,000 decrease in tax and audit fees

Our 2010 net income was $9.0 million, compared to a loss of $3.6 million in 2009.  This net income increase reflects restructuring of our outstanding indebtedness to Marr and SF Capital and the associated transfer of our Chinese joint ventures.

We recorded net interest expense of $545,000 in 2010 compared with net interest expense of $1,592,000 in 2009.  The decrease in interest expense primarily results from the restructuring of our outstanding indebtedness to Marr and SF Capital.

The following table summarizes the components of interest expense (in thousands):

	Years ended December 31,
	2010	2009

Interest expense on debt instruments paid or payable in cash	$(190)	$(365)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes	(231)	(482)
Accrued interest on 4% Note Payable	(4)	-
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and
Marr Credit Facility notes	-	(626)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(120)	(120)

Total non-cash items	(355)	(1,228)

Total interest expense	(545)	(1,593)

Interest income	-	1

Net interest expense	$(545)	$(1,592)

Liquidity and Capital Resources

For the year ended December 31, 2010, we incurred a net income of $9.0 million but a negative cash flow of $0.7 million.  At December 31, 2010, we had a working capital deficit of $3.5 million and our stockholders’ deficit was $5.1 million. Our cash balance at December 31, 2010 was $0.1 million.

Our consolidated operating cash burn rate for 2010 averaged approximately $57,000 per month compared to approximately $88,000 per month in 2009.  Our decreased burn rate for 2010 reflects our efforts to significantly reduce or eliminate the expenditures required to ramp up marketing and manufacturing initiatives to achieve our near-term milestones.

During 2010, two of our existing investors advanced funds aggregating $680,000 to us in anticipation of a financing agreement. As of the date of this filing, we do not have definitive agreements with these investors regarding the terms of these advances.

Liquidity Needs and our Business Plan

We are taking steps to address our capital requirements for financial liquidity and have developed a business plan that we believe will provide us with sufficient financial resources to continue to conduct our operations. See "Item 1. Business - General, Requirements of Additional Capital and Business Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook " for more details on our plan. However, no assurances can be given that we will successfully accomplish the objectives of our plan.

We believe that we will continue to incur net losses and negative cash flow from operating activities through 2011.  We have financed our operations from our inception primarily through the private placements of preferred stock and common stock, our initial public offering and the issuance of convertible notes and debentures.  Due to our historical operating losses, our operations have not been a source of liquidity. We do not have sufficient capital resources to fund our operations beyond the very near-term.  We presently do not have any available credit, bank financing or other external sources of liquidity. Additional financing is required in order to meet our current and projected cash flow deficits from operations. In order to obtain financing, we may need to sell additional shares of our common stock, other equity or debt securities or borrow funds from private lenders. Our ability to raise additional capital will depend upon the status of capital markets and industry conditions. Moreover, it may be difficult, or impossible, for us to raise additional capital because our stock price has often traded at below its par value and because we may not have sufficient shares of authorized stock to issue to investors. If we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Our independent accountants have stated in their report dated May 20,2011 that our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs, derivative and anti-dilution liabilities and contingencies and litigation.  We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

•
Classification of Financial Instruments with Characteristics of both Liability and Equity.  We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, as codified by FASB ASC topic 480, Distinguishing Liabilities from Equity (“ASC 480”).  SFAS No. 150 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer.  SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares.  Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as codified by FASB ASC topic 815, Derivatives and Hedging (“ASC 815”), which enumerates additional criteria to determine the appropriate classification as liability or equity.  We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as codified by ASC 815, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately.  We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our determination of the appropriate classification.. .  .  .  .  .

•
Stock based compensation.    We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) as codified in FASB ASC topic 718, Compensation — Stock Compensation (“ASC 718”), effective January 1, 2006.  We adopted SFAS 123R using the modified prospective method, which requires that we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption.  We recognized the unrecognized expense attributable to awards not fully vested at our January 1, 2006 date of adoption in our net loss during 2006 and 2007 using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.  Since our adoption of SFAS 123R, we have estimated the fair value of options granted to employees and directors, and we expect to estimate the fair value of future grants, using the Black-Scholes option pricing model.  This model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  To date, we have generally estimated the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant.  We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  As required under ASC 718, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition), or ASU 2009-13, and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software), or ASU 2009-14, ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy, The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removed tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of these statements effective January 1, 2011 did not have a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2010 are included on pages F-1 through F-33 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(1)        Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and financial officer (our “CEO”) of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation identified a deficiency in our disclosure controls and procedures with respect to accounting procedures utilized by our Chinese subsidiaries, Beijing Calypte and Beijing Marr, and their reporting to us of financial and other material information.  Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.  Moreover, our CEO has determined that this deficiency constitutes a material weakness in our internal control over financial reporting.

As a result of our evaluation, we determined that we did not have adequate controls and procedures with respect to our Chinese subsidiaries and we were unable to adequately disclose financial and other material information or to do so in a timely manner.  Beijing Marr and Beijing Calypte employed a single financial manager for both companies who resigned in the first quarter of 2008.  Because of financial constraints, this position has since remained vacant.  There are no personnel at Beijing Marr or Beijing Calypte with sufficient understanding and skills in the application of U.S. GAAP or in U.S. public company reporting obligations to prepare proper financial statements or provide us with other material information to enable us to properly account for and disclose both financial and other material information.  The absence of qualified financial personnel at our Chinese subsidiaries has precluded proper monitoring of the financial results of those operations and timely preparation of sufficient and accurate financial statements, rendering our efforts to apply controls over the completeness and accuracy of our Chinese subsidiaries financial statements, closing processes relating to reconciliations, journal entries, spreadsheets, reporting packages and review and preparation of monthly expenditure reports ineffective.

Because of the limited level of activity in which our Chinese subsidiaries were engaged during the year ended December 31, 2009, there were no material adjustments required to the financial information ultimately prepared by those subsidiaries.  After we entered into the Debt Agreement with Marr and the Equity Agreement with Marr and Kangplus in July 2010, we began reporting the results of Beijing Marr and Beijing Calypte as discontinued operations.  As we no longer consolidate our results with those of these entities, we no longer consider their internal controls to be relevant to Calypte’s operations going forward.

(2)        Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) lack of segregation of duties over individuals responsible for certain key control activities; (ii) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of transactions; and (iii) an insufficient number of personnel, such as absence of permanent chief financial officer, with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with our financial reporting requirements. This control environment material weakness contributed to the company not having effective controls to ensure an effective financial statement close process such that financial statements are completed and prepared in a timely manner.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Following is a list of our directors and executive officers as of April 28, 2010. Directors serve until the next annual meeting stockholders and until their successors are elected or until their earlier death, retirement, resignation or removal.

Name	Age	Position	Director Since
Adel Karas	66	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007
Tareq Al Yousefi	48	Director	2009
Kartlos Edilashvili	37	Director	2010

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers, directors, and persons who beneficially own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such Reporting Persons are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to Reporting Persons were satisfied on a timely basis.

Code of Business Conduct

We previously adopted a Code of Business Conduct that applied to all of our employees, including our chief executive officer and principal financial and accounting officer, and to the members of our Board of Directors.  Given the nearly 100% turnover among our Board of Directors and management team and significant reduction in our staffing during the past two years, we have suspended implementation of our Code of Business Conduct while we consider changes to the code to reflect the needs of the organization and continue to focus on resolving more immediate issues affecting our cash flow and long-term viability.

Item 11.  Executive Compensation

Our only executive officer is Adel Karas, our President, Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Karas joined Calypte as a nonemployee director in 2007 and took on these executive officer roles in 2008 after the persons who previously held those positions left Calypte.  At present, Mr. Karas does not receive any compensation for  serving in those roles. Mr. Karas holds an option that was granted to him in his capacity as a director during 2007.  The following table sets forth information concerning Mr. Karas’s option as of December 31, 2019:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Adel Karas	3,000,000	(1)	-	$0.11	11/28/17

(1) The option vested and became exercisable with respect to (i) 1,500,000 shares on November 28, 2007 (the date of grant); (ii) 750,000 shares on November 28, 2008; and (iii) 750,000 shares on November 28, 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 14, 2011 for (i) all persons known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our chief executive officer and (iv) all current directors and executive officers as a group:

Beneficial Owner (1)	Shares Beneficially Owned	Percent of Total (2)

Marr Technologies BV (3) Strawinskylaan 1431 1077XX, Amsterdam The Netherlands	74,110,776	13.5%
David Khidasheli (4) Sheikh Zayed Road Fairmont Building, # 3104 Dubai, United Arab Emirates	50,666,666	9.2%
SF Capital Partners Ltd. (5) 3600 South Lake Drive St. Francis, WI 53235	47,815,698	8.7%
Ahmed Abdalla Deemas Alsuwaidi (6) P.O. Box 681 Sharjah, United Arab Emirates	33,920,000	6.2%
Mohamed Ahmed (7) P.O. Box 33280 Dubai, United Arab Emirates	32,375,000	5.9%
Mohamed Yousif Ahmed Saleh Sulaiman (8) P.O. Box 19533 Sharjah, United Arab Emirates	28,000,000	5.1%
Adel Karas (9)	3,050,000	*
Tareq Al Yousefi	--	*
Kartlos Edilashvili	--	*
All current directors and executive officers as a group (4 persons) (9)	3,050,000	*

*           Represents beneficial ownership of less than 1%.
(1)   To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth  opposite such person’s name.  Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Calypte Biomedical Corporation, 15875 SW 72nd Avenue, Portland, Oregon 97224.
(2)   Based on 700,168,161 shares outstanding as of April 14, 2011.
(3)   Based on holdings reported in Amendment No. 6 to Schedule 13D dated December 6, 2007 filed with the Commission on March 20, 2008.  Includes shares beneficially owned by Marat Safin. Mr. Safin has voting and investment control over shares held by Marr Technologies BV.
(4)   Based on holdings reported in Amendment No. 1 to Schedule 13D filed with the Commission on August 7, 2009 plus shares we subsequently issued directly to Mr. Khidasheli in a private placement.
(5)   Based on holdings reported in Amendment No. 9 to Schedule 13G filed with the Commission on February 14, 2011.  Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the shares owned by SF Capital Partners Ltd.
(6)   Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 29, 2007.
(7)   Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 30, 2007.
(8)   Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on November 2, 2007.
(9)   Includes 3,000,000 shares issuable upon exercise of options that will be exercisable within 60 days after April 14, 2011.

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

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees accrued and paid by us for Odenberg Ullakko Muranishi & Co. LLP (“OUM”), our independent registered public accounting firm for the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$97,670	$158,500
Audit-Related Fees	--	--
Tax Fees	--	$7,000
All Other Fees	--	--

“Audit fees” include fees paid in 2010 and 2009 for the audits of our annual financial statements for 2009 and 2008; fees for the quarterly review of our financial statements for the quarters ended March 31, June 30, and September 30, 2010 and 2009, as well as fees for consultation regarding accounting issues and their impact on or presentation in our financial statements; and fees for the review of registration statements and the issuance of related consents.

All of the audit and non-audit services described above were approved by our Board of Directors in accordance with the applicable rules of the SEC.

PART IV

Item15.  Exhibits, Financial Statement Schedules.

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

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers, as amended January 19, 2004 (5)
10.16	First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995 (6)
10.17	Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995 (6)
10.18*	Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996 (6)
10.21*	Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992 (6)
10.22*	Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996 (6)
10.23*	Sub–License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996 (6)
10.24*	Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993 (6)
10.25*	Non–Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993 (6)
10.51	Non–Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999 (7)
10.73*	Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000 (8)
10.114	Amendment to Non-Exclusive Patent and License Agreement between Registrant and Public Health Service, dated April 5, 2002 (9)
10.121	Distribution Agreement between the Registrant and Zhong Yang Pute Co. dated as of October 10, 2002 (10)
10.132	Subscription Agreement between Registrant and Marr Technologies B.V. dated as of August 1, 2003 (11)
10.133	Subscription Agreement between the Registrant and Marr Technologies B.V. for 20,000,000 shares of Registrant’s Common Stock dated August 28, 2003 (12)
10.134	Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Registrant and Marr Technologies B.V. dated November 13, 2003 (13)
10.137	Lease Agreement between the Registrant and ARE-1500 East Gude LLC dated as of March 1, 2004 (5)
10.142	Form of Registration Rights Agreement between the Registrant and the investors in the May 2004 PIPE financing (14)
10.143	Form of Warrant between the Registrant and the investors in the May 2004 PIPE financing (18)
10.146**	2004 Incentive Plan, as amended October 11, 2011
10.148	Form of Registration Rights Agreement between the Registrant and the investors in the July 2004 PIPE financing (15)
10.149	Form of Warrant between the Registrant and the investors in the July 2004 PIPE financing (15)
10.150	Sublicense Agreement between the Registrant and Abbott Laboratories dated June 28, 2004 (16)
10.151	License Agreement and Technology Transfer Agreement between the Registrant and Ani Biotech Oy dated as of September 30, 2004 (16)
10.152	License Agreement between the Registrant and Bio-Rad Laboratories, Inc. and Bio-Rad Pasteur dated September 28, 2004 (16)

10.155	Form of $2,000,000 7% Promissory Note issued by the Registrant to Marr Technologies BV dated January 14, 2005 and form of Amendment thereto (17)
10.157	Form of Secured 8% Convertible Promissory Note between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.158	Form of Registration Rights Agreement between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.159	Form of Series A Warrant between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.160	Form of Series B Warrant between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.161	Form of Security Agreement between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.163	2005 Credit Facility Agreement between the Registrant and Marr Technologies BV dated April 4, 2005 (18)
10.164
Agreement effective September 1, 2005 between the Registrant and Marr Technologies Asia Limited describing the rights, duties and obligations of the shareholders of Beijing Calypte Biomedical Technology Ltd., a corporation organized in the Peoples’ Republic of China (19)

10.165	Asset Purchase and License Agreement dated November 15, 2005 by and between the Registrant and Maxim Biomedical, Inc. (20)
10.166	Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV effective November 30, 2005 (21)
10.168	Equity Transfer Agreement between the Registrant and Marr Technologies Asia Limited dated December 21, 2005 (22)
10.169
Agreement dated December 21, 2005 between the Registrant and Marr Technologies Asia Limited describing the rights, duties and obligations of the shareholders of Beijing Marr Bio-Pharmaceutical Technology Ltd. (22)

10.173	Form of Warrant between the Registrant and the investors in the February 2007 PIPE financings, effective February 23, 2007 through March 27, 2007 (23).
10.174	Form of Subscription Agreement between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (23)
10.175	Form of Registration Rights Agreement between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (28)
10.176	Form of Series A Warrant between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (23)
10.177	Form of Series B Warrant between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (23)
10.178	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and SF Capital Partners Ltd. dated March 21, 2007, effective March 28, 2007 (23)
10.179	Form of Sixth Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV dated March 21, 2007, effective March 28, 2007 (23)
10.180	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and Marr Technologies BV dated March 21, 2007, effective March 28, 2007 (23)
10.181	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and Morningtown Limited dated March 21, 2007, effective March 28, 2007 (23)
10.182	Form of Amendment to Registration Right Agreement between the Registrant and the investors in the March 2007 private placement, effective July 7, 2007 (24)
10.183	Seventh Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV dated December 4, 2007 (25)

10.184	Amendment No. 3 to Secured 8% Convertible Promissory Notes between the Registrant and Marr Technologies BV dated December 4, 2007 (25)
10.186	Registration Rights Agreement, dated as of January 16, 2008, by and between the Registrant and Fusion Capital Fund II, LLC. (26)
10.188	Subscription Agreement, dated August 15, 2008, between the Registrant and Tinja Limited (27)
10.189	Form of Warrant issued to Tinja Limited (27)
10.190	Form of Subscription Agreement between the Registrant and Almyn Limited, effective September 19, 2008 (28)
10.191	Form of Warrant issued to Almyn Limited (28)
10.193	Resignation and Mutual Release , dated September 10, 2009, between the Registrant and Julius R. Krevans, M.D., Paul E. Freiman and John J. DiPietro (28)
10.194	Subscription Agreement dated as of September 14, 2009, between the Registrant and Carolina Lupascu (29)
10.195	Lease dated October 13, 2009 by and between Pacific Realty Associates, L.P. and the Registrant (30)
10.196	Subscription Agreement between the Company and Carolina Lupascu, dated as of March 3, 2010, between the Company and Carolina Lupascu (31)
10.197	Debt Agreement dated July 2, 2010 among the Registrant, Marr Technologies B.V. (“Marr”), Marr Technologies Limited (“MTL”) and Marr Technologies Asia Limited (“MTL”) (32)
10.198*	Equity Transfer Agreement dated July 2, 2010 among the Registrant, Kangplus (China) Holdings Ltd., Marr, MTL and MTAL (33)
10.199	Debt Conversion Agreement dated July 9, 2010 between the Registrant and SF Capital Partners Limited (34)
10.200**	2005 Director Incentive Plan, as amended October 11, 2010
21.1	Subsidiaries of the Registrant (42)
23.1	Consent of Odenberg Ullakko Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted as to certain portions of this exhibit.

**	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

(2)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Report on Form 10-K dated March 28, 1997.

(3)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K dated March 26, 2003.

(4)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form S-2 (File No. 333-106862) filed on July 7, 2003.

(5)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004.

(6)
Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

(7)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated November 15, 1999.

(8)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 2000.

(9)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

(10)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q/A (No.3) dated February 4, 2003.

(11)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB dated August 14, 2003.

(12)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K dated September 12, 2003.

(13)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB dated November 14, 2003.

(14)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on June 1, 2004.

(15)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on July 13, 2004.

(16)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB/A (Amendment No. 1) dated December 20, 2004.

(17)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

(18)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on April 5, 2005.

(19)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB dated November 14, 2005.

(20)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on November 21, 2005.

(21)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on December 6, 2005.

(22)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on March 30, 2006.

(23)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2007.

(24)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form SB-2 on July 23, 2007 (File No. 333-144778).

(25)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on December 10, 2007.

(26)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on January 23, 2008.

(27)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on August 21, 2008.

(28)	Incorporated by reference to identically-numbered exhibit to the Registrant’s. Current Report on Form 8-K on September 23, 2008.

(28)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Reort on Form 8-K dated September 16, 2009.

(29)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated October 8, 2009.

(30)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on December 4, 2009.

(31)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on June 24, 2010.

(32)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.

(33)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Amendment to Quarterly Report on Form 10-Q/A filed on November 22, 2010.

(34)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Calypte Biomedical Corporation

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Calypte Biomedical Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations, and management believes that the Company’s cash resources will not be sufficient to sustain its operations through 2011 without additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP
San Francisco, California
May 20, 2011

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$79	$160
Accounts receivable, net of allowance of $0 and $34 at December 31, 2010 and 2009, respectively	21	40
Inventory	264	219
Prepaid expenses	39	5
Current assets of discontinued operations	-	122

Total current assets	403	546

Property and equipment, net of accumulated depreciation of $345 and $388 at December 31, 2010 and 2009, respectively	68	93
Intangible assets, net of accumulated amortization of $940 and $872 at December 31, 2010 and 2009, respectively	1,843	2,061
Other assets	17	19
Non-current assets of discontinued operations	-	2,702

Total assets	$2,331	$5,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,971	$2,342
Advances from shareholder	680	388
Liability with Related Party	914	-
Income Tax Liability	180	-
8% Convertible notes payable, including accrued interest of $365, at December 31, 2009	-	6,333
7% Notes payable to a related party, including accrued interest of $1,102, at December 31, 2009	-	5,302
4% Note payable, including accrued interest of $4 at December 31, 2010	61	-
12% Convertible debentures payable	60	60
Deferred revenue	23	-
Current liabilities of discontinued operations	-	2,724

Total current liabilities	3,889	17,149

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2010 and 2009; 100,000 shares issued and outstanding at December 31, 2010 and 2009; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,536	3,416

Total liabilities	7,425	20,565

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at December 31, 2010 and 2009; 525,159,750 and 461,355,457 shares issued and outstanding as of December 31, 2010 and 2009, respectively	14,569	13,841
Additional paid–in capital	159,749	159,738
Other comprehensive income (loss)	(1)	125
Accumulated deficit	(179,411)	(188,378)

Total Calypte Biomedical Corporation stockholders’ deficit	(5,094)	(14,674)

Noncontrolling interests in discontinued operations	-	(470)

Total stockholders’ deficit	(5,094)	(15,144)

Total liabilities and stockholders’ deficit	$2,331	$5,421

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009

Revenues:
Product sales	$444	$726

Operating costs and expenses:
Cost of product sales	260	390
Research and development expenses (non-cash of ($19) and ($3)in 2010 and 2009, respectively)	282	193
Selling, general and administrative expenses (non-cash of ($12) and $86 in 2010 and 2009, respectively)	999	1,397

Total operating expenses	1,541	1,980

Loss from operations	(1,097)	(1,254)

Interest expense, net (non-cash expense of ($355) and ($1,230) in 2010 and 2009, respectively)	(545)	(1,592)

Gain on transfer of assets	2,289	-
Gain on restructuring of notes	8,500	-
Other income (loss), net	142	(106)

Net income (loss) before income taxes and deemed dividend	9,289	(2,952)

Provision for income taxes	(181)	(2)
Deemed dividend attributable to modification of warrants	-	(1)

Net income (loss) from continuing operations	9,108	(2,955)

Net loss attributable to Calypte from discontinued operations	(136)	(333)

Net loss attributable to noncontrolling interest from discontinued operations	(131)	(320)

Net income (loss)	$8,841	$(3,608)

Gain on foreign currency translation	-	-

Comprehensive income (loss)	8,841	(3,608)

Net income (loss) per share from continuing operations	$0.019	$(0.007)

Net income (loss) per share attributable to Calypte from discontinued operations	(0.001)	(0.001)

Net income (loss) per share (basic and diluted)	$0.018	$(0.008)

Weighted average shares used to compute net income (loss) per share (basic and diluted)	487,616	450,240

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 and 2009

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2008	439,354,624	13,181	159,654	119	(185,090)	(12,136)
Shares issued upon exercise of employee options	-	-	-	-	-	-
Shares issued for fees and expenses in connection with Purchase Agreement with Fusion Capital		-	-	-	-	-
Shares sold to Fusion Capital under Purchase Agreement	-	-	-	-	-	-
Shares issued upon exercise of warrants	22,000,833	660	-	-	-	660
Shares issued as compensation to employees, consultants and service providers	-	-	-	-	-	-
Shares sold in August 2008 Private Placement	-	-	-	-	-	-
Shares sold in September 2008 Private Placement	-	-	-	-	-	-
Expenses related to sales of common stock	-	-	-	-	-	-
Stock-based employee and director compensation	-	-	83	-	-	83
Fair value of warrant modifications related to severance agreement	-	-	-	-	-	-
Fair value of options issued as compensation to consultants and mark to market adjustments	-	-	1	-	-	1

Foreign currency translation	-	-	-	6	-	6
Net loss	-	-	-	-	(3,288)	(3,288)

Balances at December 31, 2009	461,355,457	$13,841	$159,738	$125	$(188,378)	$(14,674)

Shares sold in March 2010 Private Placement	12,933,333	388	-	-	-	388
Shares issued in March 2010 Morningtown debt conversion	3,055,262	91	37	-	-	128
Stock-based employee and director compensation	-	-	(33)	-	-	(33)
Shares issued in September 2010 SF Capital debt conversion	47,815,698	249	-	-	-	249

Foreign currency translation	-	-	7	1	(1)	7
Transfer of 51% interest in BJ-Marr	-	-	-	(127)	127	-
Net gain / (loss)	-	-	-	-	8,841	8,841

Balances at December 31, 2010	525,159,750	$14,569	$159,749	$(1)	$(179,411)	$(5,094)

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$9,108	$(2,955)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	255	274
Non-cash interest expense attributable to:
Amortization and proportional write-off upon conversion of note discounts and deferred debt issuance and other offering costs	-	626
Dividends on mandatorily redeemable Series A preferred stock	120	120
Gains from note restructuring and asset transfer	(10,789)	-
Stock-based employee compensation expense	(32)	83
Fair market value of common stock, warrants, and options granted for services	-	1
Loss on disposition of equipment	24	22
Loss attributed to noncontrolling interest in discontinued operations	(131)	(333)
Changes in operating assets and liabilities:
Accounts receivable	19	2
Inventory	(45)	66
Prepaid expenses and other current assets	34	313
Accounts payable, accrued expenses and other current liabilities	575	731
State tax liability	180	-

Net cash used in operating activities	(682)	(1,050)

Cash flows from investing activities:
Purchases of equipment	(36)	(2)

Net cash used in investing activities	(36)	(2)

Cash flows from financing activities:
Proceeds from sale of stock, net of expenses	-	660
Principal payments on notes payable	(43)	-
Proceeds from shareholder advances	680	388

Net cash provided by financing activities	637	1,048

Net decrease in cash and cash equivalents	(81)	(4)

Effect of foreign currency exchange rates on cash	-	-

Cash and cash equivalents at beginning of period	160	164

Cash and cash equivalents at end of period	$79	$160

Supplemental disclosure of cash flow activities:
Cash paid for interest	$190	$229

Supplemental disclosure of noncash activities:
Conversion of accrued interest into notes payable	$-	$234
Conversion of notes payable into common stock	$377
Conversion of shareholder advances into common stock	$388

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(1)   The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection.  We were incorporated in California in 1989 and reincorporated in Delaware in 1996 at the time of our initial public offering.  Since September 8, 2006, our common stock has traded on the OTC Bulletin Board under the symbol “CBMC.”  We are located in Portland, Oregon where we have a facility that combines both our research and development as well as administrative operations.  We have a sales and marketing office in Dubai, United Arab Emirates (“U.A.E.”), which is where our CEO is based.  We have a Director of sales based in Milan, Italy.

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

Our current emphasis is commercializing our HIV-1/2 Rapid Tests, test products for the rapid detection of antibodies to HIV-1 and HIV Type 2 (“HIV-2”) in oral fluid using a lateral flow dipstick design (the “HIV-1/2 Rapid Tests”).  Rapid tests provide diagnostic results in less than 20 minutes and are particularly suitable for point-of-care testing in both the professional sector, such as in developing countries that lack the medical infrastructure to support laboratory based testing, and, for the first time, in the over-the-counter or “OTC” market.  We have completed field trials or product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test.  In our studies, this test has averaged 99.7% accuracy.  We have obtained regulatory approvals in a number of key countries in Africa, Southeast Asia, the Middle East, Russia, India and China,.

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

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, $6,393,353 in outstanding indebtedness was agreed to be converted to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 as of December 31, 2009, was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr.  We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of the equity interests. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

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

December 31, 2010 and 2009

Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts on a specific identification basis when, due to passage of time or receipt of information, there is appropriate evidence of a customer’s inability to make the required payments.

Inventories
Our inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

Property and Equipment
Our property and equipment is stated at cost, net of accumulated depreciation.  We depreciate our buildings, machinery and equipment, furniture and fixtures, and computer equipment using the straight line method over the estimated useful lives of the assets.  .  We generally depreciate our assets as follows:

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

Fair Value of Financial Instruments
Financial assets and short-term liabilities, with the exception of the convertible notes and debentures, have carrying values which approximate their fair values for all periods presented.  The carrying amounts of cash equivalents approximate fair value because of their short-term nature and because such amounts are invested in accounts earning market rates of interest.  The maturity amount of the convertible notes approximates fair value because of the relatively short period until the maturity of the notes.  The face amount of the convertible notes is offset by discounts related to the unamortized portion of beneficial conversion and/or anti-dilution features, if any, embedded in the notes or discounts occurring as a result of modification of the notes.  We record any related anti-dilution obligations and/or note derivative liabilities at their fair value at the end of each reporting period.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Income Taxes
We account for income taxes under ASC 740, “Income Taxes.”  ASC 740 requires an asset and liability approach for the financial reporting of income taxes.  Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To date, we have no history of earnings.  Therefore, our deferred tax assets are reduced by a valuation allowance to the extent that realization of the deferred tax asset is not assured.  We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2010 and 2009.

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

Classification of Financial Instruments with Characteristics of both Liability and Equity
We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with FASB ASC topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”)  ASC 480 specifies that mandatorily redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer.  ASC 480 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares.  Should a financial instrument not be classified as a liability under the provisions of ASC 480, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as codified by FASB ASC topic 815, “Derivatives and Hedging” (“ASC 815”), which enumerates additional criteria to determine the appropriate classification as liability or equity.  We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as codified by ASC 815, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately.  We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation date and may engage the services of valuation experts and other professionals to assist in our determination of the appropriate classification.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Stock-Based Compensation Expense
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), as codified in FASB ASC topic 718, “Compensation – Stock Compensation” (“ASC 817”) effective January 1, 2006, using the modified prospective method.  Under this method, we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption.  We recognized in our net loss for the periods after the date of adoption the unrecognized expense attributable to awards not yet vested at the January 1, 2006 date of adoption using the same valuation method (i.e. Black-Scholes option valuation model) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements.  During 2007, we recorded stock compensation expense attributable to unvested options granted prior to our adoption of SFAS 123R of $59,000 in selling, general and administrative expenses in our Consolidated Statement of Operations. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.

We estimate the fair value of stock option grants made to employees and directors during and expect to estimate the fair value of future grants, using the Black-Scholes option pricing model.  Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  Because of significant restructurings of our operations and reductions in our workforce in the past which have resulted in the termination of a significant number of our employees prior to the vesting of their options, to date, we have generally estimated the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options.  Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior.  We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant.  We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.  If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As required under ASC 718, we review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee and director stock-based awards granted in future periods.

Net Income (Loss)Per Share

We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net income (loss) per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average shares used in computing basic and diluted net income (loss) per share are the same for the periods presented in these consolidated financial statements.  Outstanding options and warrants to purchase 6,175,002 shares and 44,550,748 shares were excluded from the computation of net income (loss) per share for the years ended December 31, 2010 and 2009, respectively, as their effect is anti-dilutive.  The computation of  net income (loss) per share also excludes 19,894,292 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and, 7% Notes issued under the Marr Credit Facility for the year ended December 31, 2009 as their effect is also anti-dilutive.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

The following table summarizes our product sales revenues by product for the years ended December 31, 20010 and 2009 (in thousands).

	2010	2009

AwareTM BEDTM HIV-1 Incidence Test	$257	$571
AwareTM Rapid HIV diagnostic tests	134	160
All other	53	2

Revenue from product sales	$444	$733

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Sales to international customers accounted for approximately 62% and 74% of our revenues in 2010 and 2009, respectively.  At December 31, 2010 approximately $111,300.21, or 43%, of our inventory and $0 of our property and equipment, net, was held in international locations.

Three customers accounted for approximately 53% of our revenue for 2010.  Our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 29% of our 2010 revenue. Two U.S. customers accounted for 14% and 10% respectively of our 2010 BED Incidence Tests revenue.  In 2009, our South African distributor purchased both BED Incidence Tests and our AwareTM HIV-1/2 oral fluid rapid tests representing 23% of our 2009 revenue.   A customer in China’s BED Incidence Test purchases accounted for 16% of our 2009 revenue and New York’s BED Incidence Test purchases accounted for 10% of our revenue for 2009.

Reclassifications
Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements Disclosures , which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The adoption of this statement effective January 1, 2010 did not materially expand the Company's consolidated financial statement footnote disclosures.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(3)	Discontinued Operations

As previously mentioned in Note 1, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Captial and (ii) the transfer of our ownership interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus and to Marr or its designate, respectively.  As such, we have classified accounts related to the two consolidated Chinese joint ventures as discontinued operations for all periods presented.

Discontinued operations from the December 31, 2010 Consolidated Balance Sheet consisted of the following (in thousands):

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

Discontinued operations from the Consolidated Statement of Operations for the twelve months ended December 31, 2010 and 2009 consisted of the following (in thousands):

	Twelve Months Ended
	December 31,
	2010	2009

Revenues:
Product sales	$15	$146

Operating costs and expenses:
Cost of product sales	3	6
Selling, general and administrative expenses	148	365

Total operating expenses	151	371

Loss from operations	(136)	(225)

Interest expense, net	-	-
Other income, net	-	(108)

Net loss attributible to Calypte from discontinued operations	$(136)	$(333)

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(4)   Inventory

Inventory as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009

Raw materials	$188	$157
Work-in-process	16	19
Finished goods	60	43

Total inventory	$264	$219

(5)   Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009

Computer equipment	$143	$187
Machinery and equipment	209	234
Furniture and fixtures	48	52
Leasehold improvements	13	8

	413	481

Accumulated depreciation	(345)	(388)

	$68	$93

We recognized depreciation and amortization of leasehold improvement expenses of $37,000 and $56,000 for the years ended December 31, 2010 and 2009, respectively.

(6)   Intangible assets

During 2004 and 2005, we entered into various license agreements and similar arrangements under which we invested approximately $2,934,000 to acquire the technology and materials necessary for the commercialization of our rapid tests.  These licenses provide us with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides used in our rapid tests.  We recorded the license amount for each license agreement as an intangible asset.  We began amortizing these intangible assets in 2006, when we began commercial sales of the products employing the licensed technology or materials.  We recognized amortization expense of $218,000 in each of the years ended December 31, 2010 and 2009.  Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

 (7)   Accounts payable and accrued expenses

Accounts payable and accrued expenses as of December 31, 2010 and, 2009 consisted of the following (in thousands):

	December 31,
	2010	2009

Trade accounts payable	$1,305	$1,437
Accrued royalties	202	135
Accrued salary and vacation pay	42	37
Accrued interest	16	382
Accrued audit, legal and consulting expenses	160	90
Accrued liabilities under intellectual property license agreements	-	40
Accrued liabilities of legacy business	190	190
Other	56	31

Total accounts payable and accrued expenses	$1,971	$2,342

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(8)    Notes and Debentures Payable

The following tables summarize the note and debenture activity for the years ended December 31, 2009 and 2010 (in thousands).

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/08	Additions	to Equity	Repayments	12/31/09	12/31/09	12/31/09

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	108	-	-	-	108
April 3, 2008 Interest	110	-	-	-	110
July 3, 2008 Interest	111	-			111
October 3, 2008 Interest	115	-	-	-	115
January 3, 2009 Interest	-	117	-	-	117
April 3, 2009 Interest	-	117	-	-	117

Total 8% Secured Convertible Notes	$5,734	$234	$-	$-	$5,968	$-	$5,968

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$-	$4,200

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

									Net
	Balance		Conversion	Conversion to	Asset		Balance	Discount at	Balance at
	12/31/09	Additions	to Equity	4% Notes Payable	Transfer	Repayment	12/31/10	12/31/10	12/31/10

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$(1,299)	$(100)	$(3,000)	$-	$-
July 4, 2005 Interest	66	-	(66)	-	-	-	-
October 4, 2005 Interest	68	-	(68)	-	-	-	-
January 4, 2006 Interest	69	-	(69)	-	-	-	-
April 4, 2006 Interest	68	-	(68)	-	-	-	-
July 4 and 21, 2006 Interest	122	-	(122)	-	-	-	-
October 4, 2006 Interest	91	-	(91)	-	-	-	-
January 4, 2007 Interest	100	-	(100)	-	-	-	-
April 3, 2007 Interest	99	-	(99)	-	-	-	-
July 3, 2007 Interest	102	-	(102)	-	-	-	-
October 3, 2007 Interest	106	-	(106)	-	-	-	-
January 3, 2008 Interest	108	-	(108)	-	-	-	-
April 3, 2008 Interest	110	-	(110)	-	-	-	-
July 3, 2008 Interest	111	-	(111)	-	-	-	-
October 3, 2008 Interest	115	-	(115)	-	-	-	-
January 3, 2009 Interest	117	-	(117)	-	-	-	-
April 3, 2009 Interest	117	-	(117)	-	-	-	-

Total 8% Secured Convertible Notes	$5,968	$-	$(2,868)	$(100)	$(3,000)	$-	$-	$-	$-

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$(4,200)	$-	$-	$-	$-	$-	$-

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$-	$-	$60	$-	$60

4% Note Payable –
Morningtown	$-	$100	$-	$-	$-	$(44)	$56	$-	$56

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

As discussed in Note 3 in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, $6,393,353 in outstanding indebtedness was agreed to be converted to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000  was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr.  We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of the equity interests. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

Notwithstanding this debt restructuring, our significant working capital deficit and limited cash resources place a high degree of doubt on our ability to continue our operations.  In light of our existing operations and financial challenges, we are exploring strategic and financing options.  Failure to obtain additional financing will likely cause us to seek bankruptcy protection.

Interest expense
The following table summarizes the components of net interest expense for the years ended December 31, 2010 and 2009 related to the notes and debentures described above and other financing instruments as reported in the Consolidated Statements of Operations (in thousands).

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

	Years ended December 31,
	2010	2009

Interest expense on debt instruments paid or payable in cash	$(190)	$(365)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes	(231)	(482)
Accrued interest on 4% Note Payable	(4)	-
Amortization of discounts associated with March 2007 extension and December 2007 restructuring of 8% convertible notes and
Marr Credit Facility notes	-	(626)
Expense attributable to dividends on mandatorily redeemable Series
A preferred stock	(120)	(120)

Total non-cash items	(355)	(1,228)

Total interest expense	(545)	(1,593)

Interest income	-	1

Net interest expense	$(545)	$(1,592)

(9)   Mandatorily Redeemable Preferred Stock

At the time of our original incorporation, we issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock.  We are required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which we attain $3,000,000 in retained earnings, and funds are legally available.  Based on losses accumulated through December 31, 2010, we must achieve approximately $191,000,000 in future earnings before any repayment is required.  The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum.  Through June 30, 2003, we had charged cumulative preferred dividends totaling $1,636,000 to stockholders’ deficit to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.  Since that date, we have charged the preferred dividends to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value.  During each of the years ended December 31, 2010 and 2009, we charged preferred dividends totaling $120,000 to interest expense with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, we eliminated the Series A preferred stock from our articles of incorporation upon our reincorporation in Delaware in June 1996. However, we subsequently chose not to redeem the Series A preferred stock and as of December 31, 2010 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(10)   Stockholders’ Deficit

Modification of Warrants Issued and Deemed Dividend

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On or around May 15, 2009, we amended the warrant originally issued to David Khidasheli on March 27, 2007, and amended on June 11, 2008, to lower the exercise price from $0.05 per share to $0.03, as an inducement to Mr. Khidasheli to treat the $300,025 he advanced to us in the first quarter of 2009 as an exercise of the warrant.  As a result of this exercise, Mr. Khidasheli was issued 10,000,833 shares of our common stock. We have recognized a deemed dividend of $1,000 in our Consolidated Statement of Operations attributable to the incremental fair value resulting from reducing the exercise price and extending the term of these warrants, calculated as of the date of the modification using the Black-Scholes option pricing model and the following assumptions:

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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

2009-11 Private Placements

In September 2009 and March 2010, we entered into subscription agreements (the “Subscription Agreements”) with Carolina Lupascu pursuant to which Ms. Lupascu purchased 7,000,000 shares and 12,933,333 shares, respectively, of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $210,000, and $388,000, respectively, which Ms. Lupascu had advanced to us in several installments during 2009. The Shares were issued pursuant to Regulation S under the Securities Act of 1933. Each of the Subscription Agreements contains customary representations and warranties by Ms. Lupascu regarding her status as a non-U.S. person, her investment intent and restrictions on transfer. Ms. Lupascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act of 1933. We used the proceeds of the private placements for general working capital purposes.

During 2010, Ms. Lupascu made several advances totaling $180,000 in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.  In January 2011, we entered into a subscription agreement with Ms. Lupascu having substantially the same terms and conditions as the Subscription Agreements, pursuant to which Ms. Lupascu purchased 6,000,000 shares of our Common Stock at a purchase price of $0.03. These shares were issued in reliance upon Regulation S.

Also during 2010, Mr. Khidasheli made several advances totaling $500,000 in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.  In January 2011, we entered into a subscription agreement with Mr. Khidasheli having substantially the same terms and conditions as the Subscription Agreements, pursuant to which Mr. Khidasheli purchased 16,666,666 shares of our Common Stock at a purchase price of $0.03. These shares were issued in reliance upon Regulation S.

On January 4,  March 3 and May 9, 2011, Mr. Khidasheli made further advances of $30,000, $62,000 and $50,000 respectively, in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.

At December 31, 2010, we had warrants outstanding to purchase an aggregate of 3,125,001 shares of our common stock at a weighted average price of $0.078 per share, as summarized in the following table:

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

Shares reserved for future issuance
The following table summarizes shares reserved for future issuance at December 31, 2010:

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Shares issuable pursuant to options outstanding under benefit plans	3,050,000
Shares reserved for future issuance under benefit plans	13,091,367
Shares issuable pursuant to warrants outstanding	3,125,001
Shares issuable under equity line with Fusion Capital	37,885,604
Shares issuable under related party notes payable	22,666,667

79,818,639

(11)   Share Based Payments

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

We did not grant any options to employees or members of our Board of Directors during 2010.   Under the provisions of ASC 718, we have recorded approximately ($32,000) of stock based employee compensation expense in our condensed consolidated statement of operations for the year ended December 31, 2010 attributable to stock option forfeitures, offset by employee options granted during the second quarter of 2008 and to options granted to non-employee members of our Board of Directors in the fourth quarter of 2007.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table presents a summary of option activity for all of our stock option plans from December 31, 2008 through December 31, 2010.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2008	34,096,583	$0.145	4.34	$0
Options granted	-
Options exercised	-
Options forfeited	(2,500,000)
Options expired	(28,296,583)

Options outstanding at December 31, 2009	3,300,000	$0.127	7.27	$0

Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(250,000)	$0.310

Options outstanding at December 31, 2010	3,050,000	$0.112	6.87	$0

Options vested and exercisable at December 31, 2009	3,300,000	$0.127	7.27	$0

Options vested and exercisable at December 31, 2010	3,050,000	$0.112	6.87	$0

The following table summarizes information about stock options outstanding under all of our option plans at December 31, 2010.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.11	3,000,000	6.91	$0.110	3,000,000	$0.110
$0.23	50,000	4.32	$0.230	50,000	$0.230

	3,050,000	6.87	$0.112	3,050,000	$0.112

There was no intrinsic value associated with any of our outstanding options at December 31, 2010, as the exercise prices for all outstanding or exercisable options exceeded the $0.005 per share quoted market price of our common stock at that date.

We did not record any income tax benefits for stock-based compensation arrangements for the years ended December 31, 2010 or 2009, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(12)   Section 401(k) Plan

Effective January 1, 1995, we adopted a Retirement Savings and Investment Plan (the “401(k) Plan”) covering our full-time employees located in the United States.  The 401(k) Plan was intended to qualify under Section 401(k) of the Internal Revenue Code.  Under the terms of the 401(k) Plan, employees could elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan.  The 401(k) Plan permitted us to make contributions which become vested to our employees over terms as described in the plan, but we made no such contributions in either 2010 or 2009.   We terminated the 401(k) Plan effective June 7, 2010 and have disbursed the funds to the plan participants on record.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(13)   Income Taxes

The provision for income taxes is based upon our loss before provision for income taxes for the years ended December 31, 2010 and 2009, as follows (in thousands):

	2010	2009
Gain / (Loss) before income taxes:
Domestic	$9,108	$(2,954)
International	(136)	(333)

Total gain / (loss) before income taxes	$8,972	$(3,287)

For the years ended December 31, 2010 and 2009, income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to domestic pretax losses as a result of the following:

	2010	2009

Computed expected tax expense	$3,067	$(1,118)
Losses and credits for which no benefits have been recognized	0	864
Expense related to amortization of financing discounts in interest expense	213	213
State tax expense, net of federal income tax benefit	180	2
Net Operating Loss Carryover	-3221
Other, net operating losses not previously benefited	40	41
	$181	$2

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	2010	2009
Deferred tax assets:
Net operating loss carryovers	$27,054	$32,410
Research and development credits	$482	$482
Other	$2,242	$2,249
Total gross deferred tax assets	$29,778	$35,141
Valuation allowance	$(29,778)	$(35,141)
Net deferred tax assets	$-	$-

The net change in the valuation allowance for the years ended December 31, 2010 was a decrease of $5,363,000 and in 2009 was a decrease of 2,899,000.  Because there is uncertainty regarding our ability to realize our deferred tax assets, a 100% valuation allowance has been established.  In accordance with SFAS 123(R), we have excluded certain tax benefits resulting from employee stock option exercises from our deferred tax asset at December 31, 2010 and 2009.  In the future, if and when such tax benefits are ultimately realized, the amount of excess tax benefits will be credited to additional paid-in capital in our Consolidated Statements of Stockholders’ Deficit.

As of December 31, 2010, we had federal net operating loss carryforwards of $79 million and federal research and development credit carryforwards of $482,000, as it expired in 2010. We also have state net operating loss carryforwards of $5.8 million and state research and development credit carryforwards of $0 as of December 31, 2010. The state net operating loss carryforwards expired in 2010 and the state research and development credits will carryforward indefinitely.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted a preliminary analysis of our stock ownership changes under Internal Revenue Code Section 382 from our inception through December 31, 2007 and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations that may have occurred in 2003 and 2004.  This limitation resulted in a reduction of deferred tax assets and a corresponding reduction in the valuation allowance. The Company has not updated its Section 382 analysis to assess whether any additional ownership changes have occurred due to costs associated with such analysis. If the Company has experienced any additional changes of control, utilization of its NOL or tax credit carryforwards would be subject to annual limitations under Section 382.  Such additional annual limitations could result in the expiration of our reported net operating loss and credit carryforwards available as of December 31, 2010 before their utilization.

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

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our Consolidated Balance Sheets at December 31, 2010 and 2009, and have not recognized interest or penalties in our Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

(14)   Related Party Transactions

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, $6,393,353 in outstanding indebtedness was agreed to be converted to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000, was cancelled.  As of December 31, 2010, the common stock had not yet been issued and we have recorded a liability to related party on our balance sheet for $914,000. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr.  We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of the equity interests. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

In the agreement with Beijing Marr Bio-Pharmaceuticals Co., Ltd., we agreed to continue to buy raw materials for them and provide them with technical support.  We purchased raw materials for Beijing Marr three times in 2010, totaling $33,770, for which we were reimbursed.  In 2011 we sent one person to Beijing Marr to provide technical support for three weeks. During 2011, we recognized $3432 in revenue related to this technical support.

During 2010, two investors advanced a total of $680,000 to the Company. Through April 2011, these investors have further advanced us $142,000. These advances are intended for future subscription agreements.
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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(15)   Commitments and Contingencies

On August 31, 2009 we filed a complaint against Roger Gale, a former director and officer of Calypte, Ron Mink, a former Chief Scientific Officer of Calypte, three other former employees, and Sedia Bioscience Corporation, a company formed in 2009 with which these former employees are believed to be associated (collectively, the “Defendants”), in the Circuit Court of the County of Multnomah in Portland, Oregon. In this matter, we are seeking (i) to enjoin Defendants from using or disclosing any of our trade secrets related to diagnostic and population incidence testing, (ii) to recover property belonging to us, and (iii) monetary damages. On March 10, 2010 we entered into a settlement agreement with Sedia and the Defendants,the terms of which are confidential but are not material to the Company or its investors.

Lease

We lease an office facility with a remaining term that extends to May 31, 2012.  As of December 31, 2010, we have paid 13 months of rent.  Rent expense was $84,000 for 2010.

Future annual minimum payments under the lease are as follows:

Years Ending December 31,
$84,180
2011	$35,075
2012	$119,255

(16)   Subsequent Events

Subsequent to December 31, 2010, we have received an aggregate of $142,000 in advances from an existing investor in anticipation of entering into a subscription agreement. We are using the proceeds of these investments for general working capital purposes.

During 2010,  two investors advanced the Company a total of $680,000 in anticipation of future subscription agreements. In 2011, these advances were converted to stock purchases upon completion of pending subscription agreements.

In November, 2010, Calypte was awarded a grant of $244,479 under U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program. The QTDP grant is provided under section 48D of the Internal Revenue Code enacted as part of the Patient Protection and Affordable Care Act of 2010. Of this award, we received $77,331 in December 2010 and the remaining $171,148 in February 2011.

We have evaluated all other subsequent events through the date of this filing and determined there are no other material recognized or unrecognized subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

By:	/s/ Adel Karas
Adel Karas President, Chief Executive Officer, Chief Financial Officer and Secretary

Date: May  25, 2011

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Adel Karas Adel Karas	President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary, Director	May 25, 2011

/s/ Tareq Al Yousefi Tareq Al Yousefi	Director	May 25, 2011

/s/ Kartlos Edilashvili Kartlos Edilashvili	Director	May 25, 2011

S-1